Form 10QSB
period 2000-06-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2000-08-14
CIK 1009891

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     JUNE 30, 2000
                                        --------------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________  to

                         Commission File Number: 0-29245
                                                 -------

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

           FLORIDA                                           65-0452156
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

          3750 INVESTMENT LANE, SUITE 5, WEST PALM BEACH, FLORIDA 33407
          -------------------------------------------------------------
                     (Address of principal executive offices

                                 (561) 863-8446
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A

             (Former Name, former address and former fiscal year, if
                          changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,915,621 shares of Common Stock as of August 11, 2000.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheet (Unaudited) as of June 30, 2000.

         Condensed Statements of Operation (Unaudited) for the six months ended June 30, 2000 and 1999 and the three months ended June 30, 2000 and 1999.

         Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and 1999.

         Notes to Condensed Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities.

Item 6.  Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Health & Nutrition Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 2000, and the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the condensed financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-SB.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                         CONDENSED FINANCIAL STATEMENTS

                           PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


 Condensed Financial Statements:

   Condensed Balance Sheet (Unaudited) as of June 30, 2000...................5

   Condensed Statements of Operation (Unaudited) for the six months ended June 30, 2000 and 1999 and the three months ended
      June 30, 2000 and 1999.................................................6

   Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and 1999...........................................7

 Notes to Condensed Financial Statements...................................8-9

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   June 30, 2000
                                                                   -------------
Current assets:
    Cash                                                            $  484,944
    Accounts receivable, net                                           357,543
    Inventory                                                          316,741
    Prepaids and other current assets                                   18,691
                                                                    ----------
       Total current assets                                          1,177,919
                                                                    ----------

Property and equipment, net                                             95,018
                                                                    ----------
Other assets:
    Due from related parties                                             8,721
    Deferred tax asset                                                  69,607
    Other assets, net                                                    9,418
                                                                    ----------
       Total other assets                                               87,746
                                                                    ----------
       Total assets                                                 $1,360,683
                                                                    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                $  385,509
    Accrued income taxes                                                82,034
    Due to related parties                                              13,465
    Capital leases, current portion                                     15,989
                                                                    ----------
       Total current liabilities                                       496,997
                                                                    ----------

Capital leases, less current portion                                    28,580
                                                                    ----------

Stockholders' equity:
    Common stock, $0.001 par value, authorized
       30,000,000 shares; 6,915,621 shares issued
       and outstanding                                                   6,916
    Additional paid-in capital                                         713,226
    Retained earnings                                                  114,964
                                                                    ----------
       Total stockholders' equity                                      835,106
                                                                    ----------

       Total liabilities and stockholders' equity                   $1,360,683
                                                                    ==========



            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------



                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                 ----------------------------       ----------------------------
                                                     2000             1999             2000             1999
                                                 -----------      -----------       -----------      -----------
Revenue                                          $ 1,458,974      $   401,094       $ 2,826,434      $   693,089
Cost of sales                                        311,109          197,747           713,145          325,089
                                                 -----------      -----------       -----------      -----------
Gross profit                                       1,147,865          203,347         2,113,289          368,000
                                                 -----------      -----------       -----------      -----------
General and administrative expense                 1,033,773          279,853         1,648,450          395,992
                                                 -----------      -----------       -----------      -----------
Income (loss) from operations                        114,092          (76,506)          464,839          (27,992)
                                                 -----------      -----------       -----------      -----------
Interest income                                           --               --             2,532               --

Interest expense                                          --              280             3,484              655

Profit (loss) before income taxes                    114,092          (76,786)          463,887          (28,647)

Benefit (provision) for income taxes                  65,438               --           (37,427)              --
                                                 -----------      -----------       -----------      -----------
Net profit (loss)                                $   179,530      $   (76,786)      $   426,460      $   (28,647)
                                                 ===========      ===========       ===========      ===========


Net profit per share - basic                     $      0.03      $     (0.01)      $      0.06      $        --
                                                 ===========      ===========       ===========      ===========
Net profit per share - diluted                   $      0.02      $     (0.01)      $      0.06      $        --
                                                 ===========      ===========       ===========      ===========
Weighted average number of shares - basic          6,901,334        6,062,606         7,122,986        6,062,606
                                                 ===========      ===========       ===========      ===========
Weighted average number of shares - diluted        7,243,206        6,062,606         7,464,858        6,062,606
                                                 ===========      ===========       ===========      ===========



            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                Six months     Six months
                                                  Ended           Ended
                                              June 30, 2000   June 30,1999
                                              -------------   ------------

Net cash provided by operating activities      $ 355,176       $   3,794

Cash flows from investing activities:
   Purchase of property and equipment            (15,550)         (1,851)

Net cash used in investing activities            (15,550)         (1,851)
                                               ---------       ---------
Cash flows from financing activities:
   Issuance of common stock, net                   7,363         260,225
   Proceeds (payments) on capital leases         (10,291)          2,464
   Payments to related parties                    (6,000)        (52,086)
                                               ---------       ---------
   Repurchase of company stock                        --         (22,000)
                                               ---------       ---------

Net cash used in financing activities             (8,928)        188,603
                                               ---------       ---------

Net increase in cash and equivalents             330,698         190,546

Cash at beginning of period                      154,246          36,805
                                               ---------       ---------

Cash at end of period                          $ 484,944       $ 227,351
                                               =========       =========





            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1999, found in the Company's Form 10-SB.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  June 30, 2000
                                                  -------------

         Leasehold improvements                      $  1,860
         Equipment                                     92,645
         Furniture and fixtures                        38,712
         Software                                      39,254
                                                     --------
             Total property and equipment             172,471

         Less: accumulated depreciation               (77,453)
                                                     --------

             Property and equipment, net             $ 95,018
                                                     ========

Depreciation expense for the six months ended June 30, 2000 was $11,475.

NOTE 3 - LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized.

The obligations under capital leases are at fixed interest rates ranging from 9% to 21% and are collateralized by property and equipment.

Property under capital leases at June 30, 2000 consisted of the following:


         Property and equipment, net                 $ 52,616

         Less: accumulated depreciation               (12,089)
                                                     --------
             Total property and equipment            $ 40,527
                                                     ========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - INCOME TAXES

Income before income taxes consisted of the following:

                                                  June 30, 2000
                                                  -------------
                                                     $463,887

Income tax provisions consisted of the following:

                                                  June 30, 2000
                                                  -------------
         Current income taxes provision             $107,034
         Deferred income taxes (benefit)            $(28,750)
         Decrease in valuation allowance             (40,857)
                                                    --------
             Total Provision                        $ 37,427
                                                    ========

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred tax asset and liability is as follows:

                                                  June 30, 2000
                                                  -------------
         Deferred tax asset:
           Accounts receivable reserves             $21,599
           Stock for services                        48,008
                                                    -------
           Total deferred tax asset                  69,607
                                                    -------

         Valuation allowance                             --
                                                    -------

         Deferred tax liability                          --

           Total net deferred tax asset             $69,607
                                                    =======

The deferred tax assets were calculated for the period using United States federal tax rate of an average of 37% and a Florida state tax rate of 5.5% for an effective tax rate of 42.50%. There were non-deductible permanent differences for meals and entertainment and penalties of $4,763 during the period ending June 30, 2000.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2000, the Company issued common stock for cash and consideration for services, as follows:

The Company issued 42,727 shares of common stock for cash during the three months ended June 30, 2000. The total amount obtained from the issuance was $21,364.

The Company issued 79,000 shares of common stock to employees and consultants during the three months ended June 30, 2000. The Company recorded compensation for professional services of $19,750.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         NET SALES: Net sales for the three months ended June 30, 2000 were $1,458,974, an increase of $1,057,880 or 263%, as compared to net sales of $401,094 for the three months ended June 30, 1999. The increase was due to growth in our in-house telemarketing accounts, from 0 in 2nd quarter 1999, to over 4000 in 2nd quarter 2000, along with new orders for our new product "Carb Cutter" from chain store accounts such as CVS, Eckerd Drugs, Rite-Aid, Phar-Mor and GNC. Our in-house telemarketing program has generated $227,207 or 16% of sales in the independent health food store and independent pharmacy market. We had $847,106 or 58% of sales in health food chain accounts and $213,047 or 15% of sales in pharmacy chain accounts. Distributors accounted for $102,779 or 7% of sales. E-commerce accounted for $27,345 or 2% of sales.

         Net sales for the six months ended June 30, 2000 were $2,826,434, an increase of $2,133,345 or 308%, as compared to net sales of $693,089 for the six months ended June 30, 1999. The increase was due to growth in our in-house telemarketing accounts, from 0 in 2nd quarter 1999, to over 4000 in 2nd quarter 2000, along with new orders for our new product "Carb Cutter" from chain store accounts such as CVS, Eckerd Drugs, Rite-aid and GNC.

         COST OF SALES: Cost of sales for the three months ended June 30, 2000 was $311,109 or 21% of net sales as compared to $197,747 or 49% of net sales for the three months ended June 30, 1999. The decrease is primarily attributable to the increased sales of our product "Carb Cutter," which has a higher gross profit than our other products. We expect the higher margins on "Carb Cutter" to remain until other competitors' products enter the market. At that point, the margins will start to reduce.

         Cost of sales for the six months ended June 30, 2000 was $713,145 or 25% of net sales as compared to $325,089 or 47% of net sales for the six months ended June 30, 1999. The decrease is primarily attributable to the increased sales of our product "Carb Cutter," which has a higher gross profit than our other products. We expect the higher margins on "Carb Cutter" to remain until other competitors' products enter the market. At that point, the margins will start to reduce.

         GROSS PROFIT: Gross profit for the three months ended June 30, 2000 was $1,147,865, an increase of $944,518 or 464% as compared to gross profit of $203,347 for the three months ended June 30, 1999. As a percent of net sales, gross profit was 82% for the three months ended June 30, 2000, as compared to 51% for the three months ended June 30, 1999. Each increase is primarily attributable to increased sales and higher profit margins on our new product "Carb Cutter."

         Gross profit for the six months ended June 30, 2000 was $2,113,289, an increase of $1,745,289 or 474% as compared to gross profit of $368,000 for the six months ended June 30, 1999. As a percent of net sales, gross profit was 75% for the six months ended June 30, 2000, as compared to 53% for the six months ended June 30, 1999. Each increase is primarily attributable to increased sales and higher profit margins on our new product "Carb Cutter."

         OPERATING EXPENSES: Operating expenses were $1,033,773 for the three months ended June 30, 2000, representing an increase of $753,920 as compared to $279,853 for the three months ended June 30, 1999. As a percent of net sales, operating expenses were 71% for the three months ended June 30, 2000, as compared to 70% for the three months ended June 30, 1999. The difference is primarily attributable to increased sales in new channels of distribution, expenses associated with upgrading hardware and software and increasing personnel to accommodate growth. As of June 30, 1999, we had approximately seven
(7) employees. As of June 30, 2000, we employed twenty-nine (29) persons.

         Operating expenses were $ 1,648,450 for the six months ended June 30, 2000, as compared to $395,992 for the six months ended June 30, 1999, representing an increase of $1,252,458. As a percent of net sales, operating expenses were 58% for the six months ended June 30, 2000, as compared to 57% for the six months ended June 30, 1999. The difference is primarily attributable to increased sales in new channels of distribution, expenses associated with upgrading hardware and software and increasing personnel to accommodate growth. As of June 30, 1999, we had seven (7) employees. As of June 30, 2000, we employed twenty-nine (29) persons.

         NET PROFIT FROM OPERATIONS: Net profit from operations was $114,092 or $.03 per share for the three months ended June 30, 2000, as compared to $(76,786) or $(.01) per share for the three months ended June 30, 1999. The increase in income from operations is primarily due to increased sales, increased profit margins and decreased operations expenses as a percent of net sales.

         Net profit from operations was $426,460 or $.06 per share for the six months ended June 30, 2000, as compared to $(28,647) or $0.00 per share for the six months ended June 30, 1999. The increase in income from operations is primarily due to increased sales, increased profit margins and decreased operations expenses as a percent of net sales.

         LIQUIDITY & CAPITAL RESOURCES: At June 30, 2000, the Company had a working capital surplus of $680,922. Net cash provided by operating activities for the three months ended June 30, 2000 was $ $355,176 and resulted primarily from the net income for the quarter and payment of trade accounts and accrued expenses. Net cash used in investing activities was $(15,550) for the three months ended June 30, 2000. Net cash provided by financing activities for the three months ended June 30, 2000 was $(8,928).

         The Company has seen significant increases in accounts receivable and inventories as our sales have grown. These increases have been offset partially by increases in accounts payable. During the calendar year 1999, the Company financed its operations and expansions by issuing equity consisting of units of its common stock and warrants. We believe that sales will continue to increase in the future, both for the remainder of our 2000 fiscal year and for the intermediate long term after the fiscal year, given the market response we are currently receiving for our products and relationships that we have developed. We have been experiencing positive cash flow since the outset of the 1999 fiscal year, and our ability to factor accounts receivable continues to be a source of cash flow. As of March 31, 2000, the Company had cash in the bank and current accounts receivable sufficient for its expected cash requirements for at least the next twelve months based on current product line and our marketing program.

         In the long term, factoring large pharmacy chain accounts and large health food accounts will continue to play an important role in providing capital and liquidity for our future needs. By negotiating higher limits on credit and maintaining good rates with Bank of America, we should be able to fund sufficient levels of operations and growth for the fiscal years 2001 and 2002.

         Management believes that we could well need to raise additional capital to expand significantly our inventory levels, product lines and sales in the future. We intend to fund our expansion through a variety of means, including factoring major accounts, which arrangement will provide us cash for 85% of the invoice at time of shipment instead of carrying that account receivable for approximately 30-90 days. In addition, we have negotiated larger credit limits with our suppliers. For example, formerly our credit limit with Garden State Nutritional, our primary source of product, was $80,000. Currently, we have over $400,000 in credit with Garden State Nutritional, which is expected to increase as our orders expand.

         To the extent internal cash flow, credit lines and factoring arrangements are not sufficient, we will consider private financing under Rule 506 and either institutional funding program if available and feasible. Additional capital would be directed to expand current inventory, establishing a greater profile for the Company, participation in additional trade shows and perhaps develop as many as two or three new products in diet and energy categories as well as to explore e-commerce possibilities.

         At June 30, 2000, the Company had 341,872 outstanding warrants, which if all are exercised, would provide an additional $683,744 in proceeds to the Company. As of the three months ended June 30, 2000, warrants to purchase 42,727 shares, representing $21,364 of proceeds have been exercised. The primary factors that would encourage warrant holders to exercise their warrants is if the common stock of the Company becomes publicly traded and whether the price at which the common stock trades exceeds the exercise price of the warrants.

         If we are unable to factor large accounts and if we are unable to raise secondary sources of capital for expansion, then we will not be in a position to grow as fast as we would like. Lack of accounts receivable funding would have a strong adverse effect on our current business. Lack of secondary sources of capital for expansion would likely have an adverse effect on our future growth.



                              [intentionally blank]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On or about August 28, 2000, the Company plans to amend its Articles of Incorporation to effectuate a 1 for 2 reverse split of its common stock. The reverse split will take effect immediately following the Company's filing of the Articles of Amendment with the State of Florida.

         During the three months ended June 30, 2000, the Company issued 79,000 shares of common stock to employees and consultants in consideration for past and future services rendered.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                     Health & Nutrition Systems International,
                                     Inc., a Florida corporation



                                      By: /s/ Steven Pomerantz
                                          --------------------------------------
                                          Steven Pomerantz, President and
                                          Treasurer


DATED: August 11, 2000