Form 10QSB
period 2000-09-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2000-11-16
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                           Commission File No. 0-29245

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

                 Florida                                     65-0452156
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification Number)

          3750 Investment Lane, Suite 5, West Palm Beach, Florida 33407
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 863-8446
          -------------------------------------------------------------
                           (Issuer's telephone number)

          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,474,813 shares of Common Stock as of November 14, 2000.

Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX


                                                                                                               Page
                                                                                                               ----

Facing Sheet                                                                                             Cover Page

INDEX.............................................................................................................i

PART I - FINANCIAL INFORMATION....................................................................................1
   Item 1.        Condensed Financial Statements..................................................................1
                  Condensed Balance Sheet (Unaudited) as of September 30, 2000....................................1
                  Condensed  Statements  Of  Operations  (Unaudited)  for the three  months ended
                  September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999...............2
                  Condensed  Statements  Of Cash  Flows  (Unaudited)  for the nine  months  ended
                  September 30, 2000 and 1999.....................................................................3
                  Notes To Condensed Financial Statements.........................................................4
   Item 2.        Management's  Discussion  and  Analysis of Financial  Condition  and Results of
                  Operations......................................................................................6

PART II - OTHER INFORMATION.......................................................................................8
   Item 1.        Legal Proceedings...............................................................................8
   Item 2.        Changes in Securities and Use of Proceeds.......................................................8
   Item 3.        Defaults Upon Senior Securities.................................................................8
   Item 4.        Submission of Matters to Vote of Security Holders...............................................8
   Item 5.        Other Information...............................................................................9
   Item 6.        Exhibits and Reports on Form 8-K................................................................9





            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                     ASSETS
                                     ------
                                                                   September 30,
                                                                        2000
                                                                    -----------
Current assets:
   Cash                                                             $   271,336
   Accounts receivable, net                                             377,145
   Inventory                                                            163,974
   Prepaids and other current assets                                     13,873
                                                                    -----------
              Total current assets                                      826,328
                                                                    -----------

Property and equipment, net                                              98,579
                                                                    -----------

Other assets:
   Due from related parties                                               8,146
   Deferred tax asset                                                    72,184
   Other assets, net                                                      9,358
                                                                    -----------
              Total other assets                                         89,688
                                                                    -----------

              Total assets                                          $ 1,014,595
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   181,278
   Accrued income taxes                                                  71,423
   Due to related parties                                                 9,465
   Capital leases, current portion                                       26,135
                                                                    -----------
              Total current liabilities                                 288,301
                                                                    -----------

Capital leases, less current portion                                     20,286
                                                                    -----------

Stockholder's equity:
   Common stock, $0.001 par value, 30,000,000 shares
     authorized; 3,474,813 shares issued and
     outstanding                                                          3,475
   Additional paid-in capital                                           729,167
   Retained earnings                                                    (26,634)
                                                                    -----------
              Total stockholders' equity                                706,008
                                                                    -----------

              Total liabilities and stockholders' equity            $ 1,014,595
                                                                    ===========



            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                        September 30,
                                                                ------------------------------       ------------------------------
                                                                    2000               1999             2000               1999
                                                                -----------        -----------       -----------        -----------
Revenue                                                         $ 1,193,056        $   617,074       $ 4,019,490        $ 1,310,163

Cost of sales                                                       270,740            231,054         1,002,576            556,143
                                                                -----------        -----------       -----------        -----------

Gross profit                                                        922,316            386,020         3,016,914            754,020
                                                                -----------        -----------       -----------        -----------

Operating expense
   General and administrative expenses                            1,029,477            290,208         2,649,058            686,200
   Depreciation and amortization expenses                            10,760              7,931            22,649              7,931
                                                                -----------        -----------       -----------        -----------
Total operating expenses                                          1,040,237            298,139         2,671,707            694,131
                                                                -----------        -----------       -----------        -----------

Income (loss) from operations                                      (117,921)            87,881           345,207             59,889
                                                                -----------        -----------       -----------        -----------

Interest income                                                         892              4,325             1,640              4,325

Interest expense                                                    (12,747)                --           (12,747)              (655)
                                                                -----------        -----------       -----------        -----------

Profit (loss) before income taxes                                  (129,776)            92,206           334,100             63,559

Benefit (provision) for income taxes                                (11,823)                --           (49,239)                --
                                                                -----------        -----------       -----------        -----------

Net profit (loss)                                               $  (141,599)       $    92,206       $   284,861        $    63,559
                                                                ===========        ===========       ===========        ===========


Net profit per share - basic                                    $     (0.04)       $      0.03       $      0.08        $      0.02
                                                                ===========        ===========       ===========        ===========
Net profit per share - diluted                                  $     (0.04)       $      0.03       $      0.08        $      0.02
                                                                ===========        ===========       ===========        ===========
Weighted average number of shares - basic                         3,459,311          3,334,143         3,526,141          3,334,143
                                                                ===========        ===========       ===========        ===========
Weighted average number of shares - diluted                       3,459,311          3,334,143         3,526,141          3,334,143
                                                                ===========        ===========       ===========        ===========




            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                          2000          1999
                                                       ---------      ---------

Net cash provided by operating activities              $ 157,309      $(136,594)
                                                       ---------      ---------

Cash flows from investing activities:
     Purchase of property and equipment                  (19,285)       (16,218)
                                                       ---------      ---------

Cash flows from financing activities:
     Issuance of common stock, net                         7,363        374,960
     Proceeds (payments) on capital leases               (18,297)         4,040
     Payments to related parties                         (10,000)       (71,155)
                                                       ---------      ---------
Net cash used in financing activities                    (20,934)       307,845
                                                       ---------      ---------

Net increase in cash and equivalents                     117,090        155,033

Cash at beginning of period                              154,246         36,805
                                                       ---------      ---------

Cash at end of period                                  $ 271,336      $ 191,838
                                                       =========      =========




            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of Health & Nutrition Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1999, found in the Company's Form 10-SB.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following:
                                                              September 30,
                                                                  2000
                                                            ---------------
             Leasehold improvements                             $   1,860
             Equipment                                            105,366
             Furniture and fixtures                                38,713
             Software                                              40,126
                                                                ---------
                 Total property and equipment                     186,065
                 Less: accumulated depreciation                   (87,486)
                                                                ---------
                 Property and equipment, net                    $  98,579
                                                                =========

Depreciation expense for the nine months ended September 30, 2000 was $21,505.

NOTE 3 - LEASE COMMITMENTS
--------------------------

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized.

The obligations under capital leases are at fixed interest rates ranging from 9% to 21% and are collateralized by property and equipment.

Property under capital leases at September 30, 2000 consisted of the following:

             Property and equipment                             $ 52,616
             Less: accumulated amortization                      (12,089)
                                                                --------
               Total                                            $ 40,527
                                                                ========

NOTE 4 - INCOME TAXES
---------------------

Income tax provisions consisted of the following:
                                                                   September 30,
                                                                       2000
                                                                   -------------
         Current income taxes provision                             $ 121,423
         Deferred income taxes (benefit)                              (31,327)
         Decrease in valuation allowance                              (40,857)
                                                                    ---------
                    Total Provision                                 $  49,239
                                                                    =========

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred tax asset and liability is as follows:


                                                                   September 30,
                                                                       2000
                                                                   -------------
     Deferred tax asset:
         Accounts receivable reserves                                $ 18,863
         Stock for services                                            53,321
                                                                      -------
                      Total deferred tax asset                         72,184
                                                                      -------
     Valuation allowance                                                    -
                                                                      -------
     Deferred tax liability                                                 -
                      Total net deferred tax asset                   $ 72,184
                                                                     --------

The deferred tax assets were calculated for the period using United States federal tax rate of an average of 37% and a Florida state tax rate of 5.5% for an effective tax rate of 42.50%. There were non-deductible permanent differences for meals and entertainment and penalties of $20,330 during the period ending September 30, 2000.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

On August 30, 2000, the Company amended its Articles of Incorporation to effect a one-for-two reverse stock split of the Company's outstanding common stock. As of August 30, 2000, there were 6,905,621 shares of common stock outstanding, resulting in a total of 3,452,811 shares of common stock outstanding after the reverse split. Pursuant to the reverse split, par value of the Company's common stock remained at $0.001 per share. This resulted in a reduction in the stated capital. Further, the number of shares included in the Company's 1998 Incentive Stock Option Plan were reduced due to the reverse stock split. All earnings per share calculations reflect this reverse stock split.

During the three months ended September 30, 2000, the Company issued 25,000 shares of common stock to consultants. The Company recorded compensation for professional services of $12,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-QSB contains forward-looking statements. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors contained in our Form 10-SB filed with the Securities and Exchange Commission. We do not undertake any obligation to update any such factors or to publicly announce the result of any revision to any of the forward looking statements contained herein to reflect future events or developments.

         The following discussion of our results of operations and financial condition should be read together with our unaudited Financial Statements contained in Part I, Item 1 and the related Notes in this Form 10-QSB, and our audited Financial Statements and the related Notes contained in our Form 10-SB filed with the Securities and Exchange Commission.

NET SALES:

         Net sales for the three months ended September 30, 2000 were $1,193,056, an increase of $575,982 or 93%, compared to net sales of $617,074 for the three months ended September 30, 1999. The increase was due to growth in our in-house telemarketing accounts and new orders for "Carbcutter" from chain store accounts CVS, Eckerd Drugs, Rite-Aid, Phar-Mor and GNC. Our in-house telemarketing program, which targets the independent health food store and independent pharmacy market, generated $213,908 or 18% of sales during the quarter. Chain store sales accounted for $919,234 or 77% of our sales during the quarter. Distributors accounted for $59,914 or 5% of sales. GNC, our single largest account, accounted for 54% of sales or $642,765 during the quarter. No other account represented more than 10% of sales during the quarter.

         Net sales for the nine months ended September 30, 2000 were $4,019,490, an increase of $2,709,327 or 207%, compared to net sales of $1,310,163 for the nine months ended September 30, 1999. The increase was due to growth in our in-house telemarketing accounts and new orders for "Carbcutter" from chain store accounts CVS, Eckerd Drugs, Rite-aid and GNC. Our in-house telemarketing program, which targets the independent health food store and independent pharmacy market, generated $861,820 or 21% of sales during the first three quarters. Chain store sales accounted for $2,893,110 or 72% of sales during the first three quarters. Distributors accounted for $264,560 or 7% of sales. GNC, our single largest account accounted for 50% of sales or $2,006,312 during the first three quarters. No other account represented more than 10% of sales during the first three quarters.

COST OF SALES:

         Cost of sales for the three months ended September 30, 2000 was $270,740 or 23% of net sales, compared to $231,054 or 37% of net sales for the three months ended September 30, 1999. The decrease in cost of sales was primarily attributable to higher sales of our "Carbcutter" product, which has a higher gross profit margin than our other products. We may not be able to maintain the higher margin on "Carbcutter" as our competitors introduce and promote similar products.

         Cost of sales for the nine months ended September 30, 2000 was $1,002,576 or 25% of net sales, compared to $556,143 or 42% of net sales for the nine months ended September 30, 1999. The decrease in cost of sales is primarily attributable to higher sales of our "Carbcutter" product which has a higher gross profit margin than our other products. We may not be able to maintain the higher margin on "Carbcutter" as our competitors introduce and promote similar products.

GROSS PROFIT:

         Gross profit for the three months ended September 30, 2000 was $922,316 an increase of $536,296 or 139%, compared to gross profit of $386,020 for the three months ended September 30, 1999. As a percent of net sales, gross profit was 77% for the three months ended September 30, 2000, compared to 63% for the three months ended September 30, 1999. These increases are primarily attributable to the higher sales and higher profit margins of our product "Carbcutter."

         Gross profit for the nine months ended September 30, 2000 was $3,016,914 an increase of $2,262,894 or 300%, compared to gross profit of $754,020 for the nine months ended September 30, 1999. As a percent of net sales, gross profit was 75% for the nine months ended September 30, 2000, as compared to 58% for the nine months ended September 30, 1999. These increases are primarily attributable to higher sales and profit margins of our product "Carbcutter."

OPERATING EXPENSES:

         Operating expenses were $1,040,237 for the three months ended September 30, 2000, representing an increase of $742,098, compared to $298,139 for the three months ended September 30, 1999. As a percent of net sales, operating expenses were 87% for the three months ended September 30, 2000, compared to 48% for the three months ended September 30, 1999. The increase in operating expenses was primarily attributable to higher general administrative and personnel costs associated with our increased sales, and higher in-store promotional expenses of $338,577 during the quarter associated with our new chain store accounts for "Carbcutter." We expect these in-store promotional expenses to significantly decline as a percentage of sales in the fourth quarter and in 2001. The increase in operating expenses was also attributable to television advertising production costs during the quarter of $42,983 related to planned future advertisements introducing consumers to our new "Carbcutter" product. We estimate test marketing of the television advertisements during the fourth quarter will cost approximately $160,000.

         Operating expenses were $2,671,707 for the nine months ended September 30, 2000, compared to $694,131 for the nine months ended September 30, 1999, representing an increase of $1,977,576. As a percent of net sales, operating expenses were 66% for the nine months ended September 30, 2000, compared to 53% for the nine months ended September 30,1999. The increase in operating expenses was primarily attributable to higher general administrative and personnel costs associated with our increased sales, and higher in-store promotional expenses of $338,577 during the third quarter associated with our new chain store accounts for "Carbcutter." We expect these in-store promotional expenses to significantly decline as a percentage of sales in the fourth quarter and in 2001. The increase in operating expenses was also attributable to television advertising production costs during the third quarter of $42,983 related to planned future advertisements introducing consumers to our new "Carbcutter" product. We estimate test marketing of the television advertisements during the fourth quarter will cost approximately $160,000.

NET PROFIT FROM OPERATIONS:

         Net loss from operations was $(117,921) and net after tax loss was $(141,599) or $(.04) per share for the three months ended September 30, 2000, compared to net profit from operations of $87,881, and net after tax profit of $92,206 or $.03 per share for the three months ended September 30, 1999. The decrease in income from operations for the quarter was primarily due to higher general administrative and personnel costs associated with our increased sales, and higher in-store promotional expenses of $338,577 and television advertising production costs of $42,983 during the quarter. See the discussion above on operating expenses.

         Net profit from operations was $345,207, and net after tax profit was $284,861 or $.08 per share for the nine months ended September 30, 2000, compared to net profit from operations of $59,889 and net profit after tax of $63,559 or $.02 per share for the nine months ended September 30, 1999. The increase in income from operations was primarily due to the higher sales and higher gross profit margins of our new product "Carbcutter."

         All earnings per share calculations in this Quarterly Report on Form 10-QSB reflect the one-for-two reverse stock split of our common stock that was effective August 30, 2000.

LIQUIDITY & CAPITAL RESOURCES:

         At September 30, 2000, we had a working capital surplus of $538,027. Net cash provided by operating activities for the nine months ended September 30, 2000 was $157,309 and resulted primarily from the net income for the nine months and payment of trade accounts and accrued expenses. Net cash used in investing activities was $19,285 for the nine months ended September 30, 2000. Net cash used in financing activities for the nine months ended September 30, 2000 was $20,934.

         We sell the majority of our accounts receivables to "factors" at a discount because we do not have sufficient working capital to be able to wait thirty to ninety days to collect these accounts ourselves. We expect to continue to factor our large pharmacy chain accounts and large health food store accounts in order to support our working capital requirements. We are dependent on factoring our receivables in order to support our working capital needs. There is no assurance that we will be able to factor our accounts receivable in the future at commercially reasonable discount rates that will provide us sufficient working capital or allow us to make a profit. Inability to factor our receivables on commercially reasonable terms could have a material adverse effect on our results of operations.

         We may need to raise additional capital in order to expand our inventory levels, product lines and sales in the future, to the extent internal cash flow, supplier credit lines and factoring arrangements are not sufficient. We may attempt to raise additional equity or capital, either through private placements or public offerings. Additional capital would be directed to expansion of inventory, improved recognition of the Company name and its brands, development of our e-commerce site, participation in additional trade shows and additional advertising for our new products. We have no current arrangements with respect to sources of additional equity financing and there can be no assurance that additional equity or debt financing will be available to us on commercially reasonable terms, or at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company was named as a defendant in SAM ACQUAVIVA vs. HNS INTERNATIONAL MARKETING, INC. et al., Case No. 99 CVS 7343 filed in Mecklenburg County, North Carolina Superior Court on May 13, 1999. The complaint alleges that the Company breached the North Carolina Business Opportunity Sales and Unfair Trade Practices Acts in connection with the plaintiff's purchase of a distributorship business, and that the Company's subsequent decision to terminate its contract with co-defendant HNS Marketing tortiously interfered with plaintiff's relationship with HNS Marketing. Trial is set for March 12, 2001. The plaintiff has stated no exact amount of damages, although he alleges to have paid approximately $22,500 for the services at issue in the lawsuit. North Carolina's Business Opportunity Sales and Unfair Trade Practices Acts provide for treble damages and attorneys' fees, in addition to compensatory damages. We believe there is a reasonably good chance that the Company will prevail, but there is no assurance that the Company will prevail.

     From time to time, the Company is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings and those listed above, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         On September 6, 2000, the Company issued 25,000 shares of the Company's common stock to consultants in exchange for services. The exemption relied upon by the Company for these transactions is Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to Vote of Security Holders.

           On August 25, 2000 the Board of Directors of the Company approved a one-for-two reverse split of the Company's issued and outstanding common stock. On August 25, 2000, a majority of the shareholders holding 3,825,993 shares of the Company's common stock, representing 55% of the 6,905,621 issued and outstanding shares of the Company, approved an Amendment to the Company's Articles of Incorporation, by written consent, providing for the one-for-two reverse stock split. The reverse stock split became effective on August 30, 2000, when the Company filed the Amendment with the Secretary of State of Florida.

Item 5.    Other Information.

           On October 5, 2000, the Company's common stock commenced trading on the OTC Bulletin Board under the stock symbol HNNS.

           The Company intends to hold its 2001 Annual Meeting of Shareholders on June 11, 2001. Shareholders who intend to submit proposals to the Company's shareholders at the 2001 Annual Meeting of Shareholders must submit such proposals to the Company no later than December 31, 2000 in order to be considered for inclusion in the Proxy Statement and Proxy to be distributed by the Board of Directors in connection with that meeting. Shareholder proposals should be submitted to Steven Pomerantz, Chief Executive Officer, Health & Nutrition Systems International, Inc., 3750 Investment Lane, Suite 5, West Palm Beach, Florida 33407.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Index and Exhibits

Exhibit No.       Description
-----------       -----------
   27             Financial Data Schedule.

           (b) Reports on Form 8-K during the fiscal quarter ended September 30, 2000

         The Company filed a Current Report on form 8-K on July 26, and September 7, 2000 reporting under Item 4 a change in the Company's certifying accountants. The Company filed an amended Form 8-K on August 1, 2000 reporting under Item 7 the filing of Exhibits.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:   November 15, 2000



                             HEALTH & NUTRITION SYSTEMS
                             INTERNATIONAL, INC., a Florida corporation


                              /s/Steven Pomerantz
                              ------------------------------------------
                              Steven Pomerantz
                              Chief Executive Officer and Treasurer