Form 10KSB
period 2000-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2001-04-16
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000


         Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period  from         to
                                                    --------   --------

                         Commission file number 0-29245

                 Health & Nutrition Systems International, Inc.
                 (Name of small business issuer in its charter)

                       FLORIDA                                 65-0452156
            (State or other jurisdiction                     (IRS Employer
          of incorporation or organization)               Identification No.)

            3750 Investment Lane, Suite 5
              West Palm Beach, Florida                           33407
      (Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (561) 863-8446

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

                   Name of each exchange on which registered:
                                      None


         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $5,404,253

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on March 30, 2001 was $1,668,501 (computed at the closing price of the common stock of the issuer outstanding on March 30, 2001)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,629,813 shares of common stock were outstanding as of March 30, 2001.

                  Documents Incorporated by Reference:   None

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                                   FORM 10-KSB
                                      INDEX

PART I......................................................................................................................2

ITEM 1.       DESCRIPTION OF BUSINESS.......................................................................................2

ITEM 2.       DESCRIPTION OF PROPERTY.......................................................................................9

ITEM 3.       LEGAL PROCEEDINGS.............................................................................................9

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................12

PART II....................................................................................................................12

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................................12

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................................14

ITEM 7.       FINANCIAL STATEMENTS.........................................................................................25

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON.............................................................25

PART III...................................................................................................................26

ITEM 9.       DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;  COMPLIANCE  WITH SECTION 16(a) OF THE
              EXCHANGE ACT.................................................................................................26

ITEM 10.      EXECUTIVE COMPENSATION.......................................................................................27

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...................................................................................................32

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................33

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................................35

SIGNATURES.................................................................................................................38

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This annual report on Form 10-KSB contains various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis or Plan of Operation," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those, stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; our dependence on key personnel; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; economic and political factors; uncertainty regarding infringing intellectual property rights of others; security risks; and the other risks and uncertainties described under "Certain Factors That May Affect Future Operations" in this Annual Report. All such factors are difficult to predict, contain uncertainties, which may materially affect actual results, and are beyond our control.

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

General

         Health & Nutrition Systems International, Inc. (the "Company," "HNS," "we" or "us") was organized as a Florida corporation on October 25, 1993. Our fiscal year end is December 31. Our corporate offices are located at 3750 Investment Lane Building, Building #5, West Palm Beach, FL 33404. Our phone number is (561) 863-8446.

         We market and sell weight management, energy and sports nutrition products to more than 25,000 national and regional, food, drug, health, pharmacy and mass-market accounts, as well as 4,000 independent health and pharmacy accounts. We established our products in more than 15,000 new locations during calendar year 2000.

         Our strategy focuses on positioning the Company as a market leader and innovator for diet, energy and sports nutrition. We carefully research and test market products before bringing any formula to market both from a product quality and sale-ability stand point. We plan to create market awareness and sales through name branding both the Health and Nutrition Systems name and each individual product.

         We have established our products in more than 25,000 locations such as Walgreens (2,941 locations), Rite-Aid (3,825 locations), CVS (4,098 locations), Brooks (Maxi Drug) (250 locations), Vitamin World (500 locations), H. E. Butt Grocery Co. (280 locations), Wakefern (200 locations), Sav-On (1,300 locations), Giant Landover (180 locations), Giant Eagle (160 locations), Eckerd's (2,898 locations), GNC (4,000 locations), Target (968 locations), Albertsons (2,128 locations), Duane Reade (170 locations), Long's (416 locations) and Vitamin Shoppe (78 locations).

         o We plan to increase the number of those outlets significantly during 2001 by establishing relationships with additional mass-market retailers and supermarkets.

         o We plan to expand the HNS Direct program using our existing web site, HNSDirect.com and our in-house telemarketing program to add additional retailers.

         o We plan to expand our e-commerce by launching a new site, www.mydietworld.com a unique diet fitness "community" portal that will provide education content as well as diet tips and food recipes and exercise programs to all demographics of diet consumers.

         o We also plan to test both direct response 30/60-second radio spots and full-length 30-minute infomercials to generate additional revenue and build its consumer database.

         New product development and testing is ongoing. On January 12, 2001, the company acquired the trademark to Acutrim, a nationally recognized diet brand for more than 18 years. The product had been offered in more than 40,000 food, drug and general retail locations. We are marketing a new non-drug herbal formula "Acutrim Natural," currently the only natural herbal brand that has a patented time released delivery system. The new formula was acquired with distribution in several large retail chains including Walgreens, Rite-Aid, Target and American Stores. We are currently developing and testing Fat Cutter(TM), a proprietary formula and unique delivery system that utilizes bi-layer tablet technology. We are also introducing line extensions in the sports nutrition body-builder market. The HNS product line has been or is in the process of being tested in double blind placebo trials to show weight loss. The studies will help HNS gain consumer confidence and remain compliant with all regulatory bodies. The company also plans to test categories outside of the diet/sports nutrition category such as natural alternatives to cholesterol reduction and target the diabetic demographic.

Marketing

         We currently design and develop all of our product concepts, marketing and advertising in house. We plan to create market awareness and sales through name-brand recognition of our trademarked products, such as Carb Cutter, Thin Tab, Carbolizer and Acutrim. We are targeting print, radio and television media to develop brand awareness and recognition. We have budgeted and spent more than 15% of our revenues advertising our products in more that 20 consumer magazines, such as Cosmopolitan, Mademoiselle, Glamour, Fitness, Redbook, Allure, Muscle and Fitness and others. We intend to continue promoting the Company using the print media.

         We had a very successful ad campaign for the Carb Cutter line of products. The "I Cheat" print, radio and TV campaign has shown significant results and will be expanded in the coming year to include contest and promotions in media, in store and on the web. We have and will continue to promote our products with regional radio and TV in major markets that target the 18-49 year old male and female demographic. The majority of our advertising spending will coincide with the industry standard "diet seasons" identified as January and June.

         We have ongoing co-op programs with major retailers. In-store sales promotions are also part of our marketing strategy, using ad vehicles such as Sunday newspaper inserts and 10-30 day price specials with accounts such as CVS, Target, GNC and Walgreens. These co-op programs allow the company to target several million consumers and drive sales to the specific chain. We will consider increasing the use of co-op sales promotions on a case-by-case basis.

Products

         We market and sell the following products:

         o Acutrim(R) Natural A.M. -- This is a dietary supplement that uses a special blend of natural ingredients to help the consumer metabolize and burn fat while controlling cravings and appetite. The "AM" formula is designed for day time use.

         o Acutrim(R) Natural P.M. -- This is a diet supplement that uses a special blend of natural ingredients to help the consumer metabolize and burn fat on a time-release basis. The "P.M." formula is designed to be taken at bedtime.

                           Acutrim AM and PM both have the only patented time-release technology for weight loss. We believe that this gives us a significant advantage over competition in the market place.

         o Thin Tab(R) -- Thin Tab is a pure, premium herbal diet supplement that has been helping men and women lose weight for more than 8 years. Thin Tab is a scientifically balanced blend of herbs and minerals designed to help the consumer feel less hungry, reduce cravings for fats and sweets, and increase mental and physical energy levels. When combined with regular exercise and a balanced diet, the consumer will have all the tools needed to reduce fat, stimulate metabolism and convert unwanted body fat to lean muscle.

         o Thin Tab Mahuang Free -- Thin Tab Mahuang Free offers the same benefits as Thin Tab in an ephedra free formula for those individuals who may be sensitive to stimulants.

         o Carb Cutter -- Carb Cutter helps convert carbohydrates into energy. The Carb Free Blend activates a Cellular Transport System (CTS) that shuttles newly consumed carbs into the cells where it then can be burned (metabolized) for energy instead of being stored as fat. It also allows the body to access stored fat so it can be used as an energy source while helping to promote healthy blood sugar levels. The CTS optimizes insulin efficiency by re-routing carbs from the bloodstream to the cells and minimizing production of excess insulin that leads to sugar spikes, hunger, and weight gain.

         o On The Move -- On The Move is marketed as a sustained energy, endurance and immune system booster.

         o Carbolizer -- Carbolizer was created to be used as a convenient Pre and Post Workout system for the hard-core athlete. It combines the power and intensity of an E.C. (Ephedra/Caffeine) Stack along with our proprietary Cellular Transport Technology (CTT).

                  >> Carbolizer's Pre-Workout E.C. Stack Layer: The quick release thermogenic blend ignites the user's metabolism immediately, firing up body strength, endurance, and energy to maximum levels necessary for a longer and more intense performance. Carbolizer helps protect valuable lean muscle tissue from being depleted, promotes lyposis (fat breakdown) while optimizing mental focus, razor sharp cuts, and deep muscle separation.

                  >>       Carbolizer's Post-Workout Sustained Release Layer:
                           The CTT activates during the user's cool down period, shuttling newly consumed carbs into the cells where it then can be burned (metabolized) for energy instead of being stored as fat. It also allows the body to access stored fat so it can be used as fuel. The CTT optimizes insulin efficiency by re-routing carbs from the bloodstream to the cells and minimizing production of excess insulin that leads to sugar spikes, hunger, and weight gain. Carbolizer allows for stable blood sugar levels that will reduce appetite and cravings and promote a controlled glycemic index throughout the day.

         Under Development

         o Fat Cutter Plus(TM) -- Fat Cutter will be a diet pill that contains a proprietary bi-layer Timed Released System (T.R.S.) that has been clinically proven to enhance weight loss. The metabo blend is the 1st patented technology that helps control diet and cravings around the clock. It allows the body to burn excess fat and calories, while providing super energy and reducing excess fluids/bloating all day. The fat binding blend releases within one minute to bind to fats in the foods eaten. The blend also supports healthy cholesterol levels and allows for efficient use of carbohydrates.

 Manufacturing and Shipping

         We contract out 100% of our manufacturing to Garden State Nutritional
(GSN), a division of Vitaquest International Inc. GSN is a state-of-the-art supplement, liquid and powder manufacturer that owns a 200,000 square foot manufacturing facility in West Caldwell, New Jersey. GSN has been known as an industry leader for more than 25 years. GSN has the capacity to support virtually unlimited production of all of HNS's product line. GSN's research and development personnel, in conjunction with our in house team, develop our formulations. We do not have term contracts with GSN, but acquire our needed inventory on a purchase order basis. Although back-up suppliers are identified and available, the loss of this supplier would have a material adverse affect on us.

         Our production/assembly personnel package products received from GSN. We custom assemble and package our products to each customer's order. Our production/assembly personnel also fill out shipping documents and team leaders oversee the quality control and inventory flow. We ship approximately 50-100 packages per day with the HNS direct program via UPS. Large chain store orders are shipped on pallets using the preferred freight company of the retailer's choice.

Employees

         We currently have 25 full time employees, six of whom are managerial, eight are engaged in sales and marketing, five are administrative personnel and six are assembly personnel. We believe our relationship with our employees is good, as we believe in creating a positive environment with growth opportunities.

Certificates of Analysis

         All of our formulas have certificates of analysis supplied by each manufacturer, who generally supplies each of their customers with this documentation. These documents provide clinical test results of product quality and ingredient accuracies and quality. The certificates of analysis are made available to us for our further delivery to retailers or consumers.

Clinical Testing

         In order to enhance consumer confidence in our products, we have initiated independent clinical testing of our key products. The studies have been and it is our intention that they will continue to be conducted by Marshall Blum LLC (Marshall-Blum). Marshall-Blum is an independent research company with 20 years of experience in product testing and follows strict clinical guidelines to ensure compliance with applicable regulations and scientific standards.

Government Regulations

         The Federal Food and Drug Administration (FDA) oversees safety, manufacturing and product information such as claims in a product's labeling, package inserts and accompanying literature. Generally, the regulations of the FDA and comparable state-level agencies impose labeling standards that require full disclosure of our products' ingredients. We comply with these requirements. The Dietary Supplements, Health and Education Act (DSHEA) prohibits us from making precise health claims on our labels or advertising materials that cannot be substantiated or otherwise hinting that the product is intended to cure a disease. We comply with this requirement. Additionally, our manufacturers abide by industry standards for manufacturing and quality control. Each manufacturer is subject to regulatory oversight of the United States Department of Health and Human Services, the Department of Public Health Services and the FDA.

         The Federal Trade Commission (FTC) regulates the advertising of dietary supplements in labels, labeling and other promotional materials. The manufacturers review our labeling for compliance with FTC regulations and will not supply us with the product unless our labeling satisfies their requirements.

Product Distribution

General Nutrition Corporation, Inc. (GNC).

         GNC is a leading specialty retailer of nutritional supplements and other health products, with more than 4,000 company-owned and franchised locations worldwide. We have served as vendor for dietary supplements to GNC since the fourth quarter of 1998. We have no written contract with GNC. We do, however, have an excellent working relationship with GNC's purchasing department that allows us to test products and programs with their cooperation.

         Selected HNS products are included in GNC's Plan-o-gram marketing program, a pre-planned in-store display format. The Plan-o-gram program guarantees distribution of our products in all 4,000 GNC stores. This program gives our products shelf positions in identical locations in all GNC stores. Products included in the Plan-o-gram program are:

                  o        Carbcutter (60 count bottle)
                  o        Thin Tab (90 count bottle)
                  o        Carbolizer (60 count bottle)
                  o        Combo (60 count Carb Cutter 30 count Thin Tab)
                  o        Thin Tab Mahuang Free (60 Count Bottle)

         Other of our products are presently warehoused by GNC and available to their corporate and franchise stores. In 1999, we derived $751,945 (or 40%) of revenues from GNC sales. In 2000, we derived $2,438,840 (or 45 %) of revenues from GNC sales. Inasmuch as GNC accounted for approximately 45% of our total sales for 2000, the loss of this account would have a material negative effect on us, unless we are able to increase sales through other vendors. We do not have written contracts other than simple purchase orders with this or any other customer.

Other Regional and Chain Stores

         In addition to GNC, we have established one or both of our premier products (Carbcutter and Acutrim) in chain stores such as Walgreens (2,941 locations), Rite-Aid (3,825 locations), CVS (4,098 locations), Brooks (Maxi
Drug) (250 locations), Vitamin World (500 locations), H. E. Butt Grocery Co. (280 locations), Wakefern (200 locations), Sav-On (1,300 locations), Giant Landover (180 locations), Giant Eagle (160 locations), Eckerd's (2,898 locations), GNC (4,000 locations), Target (968 locations), Albertsons (2,128 locations), Duane Reade (170 locations), Long's (416 locations) and Vitamin Shoppe (78 locations). We estimate that Carbcutter is now available in more than 25,000 store locations nationwide. All accounts have been set up for full distribution in each chain. In 1999, we derived $1,055,541 (or 57%) of revenues from chain store accounts. In 2000, we derived $4,090,637 (or 76%) of revenues from chain store accounts.

Independent Health and Pharmacy Accounts

         Our in-house staff of telemarketers (HNS Direct) has opened 4,000 new independent retail accounts since we began this program in January 1999. We estimate, based on American Business Information (Info USA), that more than 100,000 potential retail outlets, including pharmacies, health food stores and convenience stores exist in the U.S. We also participate in trade shows attended by buyers for these independent retail health and pharmacy stores. At these shows, we have sold our products to the stores as well as established contacts to call after the show so we can follow up with more information regarding our products. In 1999, we derived $327,870 (or 17%) of revenues from independent health and pharmacy accounts. In 2000, we derived $1,023,377 (or 19%) of revenues from independent health and pharmacy accounts. We offer no assurance that we will be able to expand our number of independent retail accounts in the near future.

Competition

         The dietary supplement industry is highly competitive. Some of our competitors have greater resources and name recognition. These competitors include: Atkins Nutritional, Twinlabs, Metabolife International, Inc, Rexall Sundown, and Dexatrim. Many competitors sell a broad range of health and nutrition products. Our competitors sell to the same retail outlets as we do. In addition, our suppliers will sell similar products to other marketers, although they may not represent the same formulations.

         We believe that we have several advantages over these larger competitors.

         o Our key employees in the marketing/product development area give us the ability to develop unique product ideas and marketing concepts in a creative fashion. We have accomplished this with Carb Cutter, as it was the first product of its kind to be introduced.

         o Our independent retailers division (HNS Direct) gives us the ability to receive rapid feedback as to the sales-ability and consumer reactions to new products. These retailers represent a broad cross-section of the population of health food stores, pharmacies and gyms and are able to give valuable data for us to interpret, plan and move quickly without a large marketing expense. The majority of our competitors use nationwide resellers who service the independent retailers forfeiting both margin and feedback.

         o Our niche focus on diet, energy and sport nutrition products concentrates our marketing efforts on a few items, allowing us to spend more dollars per item than some of our larger competitors who sell a greater variety of items. We do not market or sell any traditional vitamins or single herb products and currently have no plans to develop any such products, as these categories do not allow us to operate on our planned gross profit margins. This niche approach allows us to foster a brand awareness of our specialization in our pre-planned categories .

         Our manufacturer sells us particular formulations of product, which, despite their uniqueness, might be seen as similar to other products made by the same manufacturers. We strive to differentiate our products through our mixture of ingredients and their measurement, emphasizing this uniqueness through our marketing. We also trademark our proprietary brand names such as, the "Carb Free Blend" in Carb Cutter and the "cellular transport system" in Carbolizer. This concept allows some protection from exact duplication of our blends and creates consumer loyalty to our brand as opposed to any specific ingredient and amount. We also differentiate our products by providing distinctive packaging.

         Significant barriers to entry exist within our industry. Chief among them is the difficulty of establishing any new product. This involves a major capital commitment to advertise, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. Test marketing also requires a significant commitment of time and capital. Research and development is not a necessary expense, but it would be advantageous to develop a patented proprietary product.

Factoring

         We initially entered into a factoring agreement with NationsBank Business Finance Corporation in November 1998. This agreement provides that NationsBank purchases our receivables from time to time at a certain discount. The term of this agreement was open ended. The factoring agreement with NationsBanc (now Bank of America) was amended for a one-year term beginning April 1, 2000 so that NationsBank will now be our exclusive factor at a discount rate of 3%. HNS maintains a reserve account with the factor of 15% of the outstanding receivables held by the factor. The reserve account may be charged additional fees from 1% to 3% on invoices paid beyond the agreed to terms. We agreed to factor a minimum of $185,000 per month for 12 months. If we fall below for any month, we can make up the difference in the following month. However, our account will be charged 3% of $185,000 or $5,550 per month whether we factor or not.

         This arrangement will assist us since we do not have to carry the large dollar invoices to term. By selling our invoices, we get paid 85% of the invoice as soon as we ship. We only factor large accounts and not telemarketing accounts.

Insurance

         We are insured for product liability claims up to an aggregate of $5,000,000. In addition, each of our herbal supplement vendors has supplied us with industry-standard proof of insurance. We have never had a consumer or customer issue requiring insurance reimbursement since we commenced business.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices and finished product warehouse is located in a 6,000 square foot facility at 3750 Investment Lane, Building 5, West Palm Beach, Florida, 33404. This lease expires on October 31, 2003 and provides for lease payments of approximately $2,172 per month. We also have storage facilities at Building 1A (located close to our corporate headquarters) which consists of 4,000 square feet with lease payments of $1,767 and expiring October 31, 2003. All packaging and shipping is performed from these locations.

ITEM 3.  LEGAL PROCEEDINGS

Sam Acquaviva vs. HNS International Marketing, Inc.

         The Company was named as a defendant in Sam Acquaviva vs. HNS International Marketing, Inc. et al., Case No. 99 CVS 7343 filed in Mecklenburg County, North Carolina Superior Court on May 13, 1999. The complaint alleges that the Company breached the North Carolina Business Opportunity Sales and Unfair Trade Practices Act in connection with the plaintiff's purchase of a distributorship business, and that the Company's subsequent decision to terminate its contract with co-defendant HNS Marketing tortiously interfered with plaintiff's relationship with HNS Marketing. Trial is set for October 2001. The plaintiff has stated no exact amount of damages, although he alleges to have paid approximately $22,500 for the services at issue in the lawsuit. North Carolina's Business Opportunity Sales and Unfair Trade Practices Act provides for treble damages and attorneys' fees, in addition to compensatory damages. We believe there is a reasonably good chance that the Company will prevail, but there is no assurance that the Company will prevail.

New York City Department of Consumer Affairs

         In September 2000, the New York City Department of Consumer Affairs ("DCA") requested that the Company provide substantiation of certain product advertisement representations relating to the Carb Cutter product. In January 2001, the DCA issued a Notice of Violation ("NOV"). After issuance of the NOV, we met with the DCA to discuss their prosecution of compliance efforts. They have requested more information, and reportedly still believe fines may be imposed for past violations of code. In addition to fines, if any are imposed, the adverse publicity of the DCA NOV may have a material adverse affect.

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.

         The Company is currently involved in the following litigation adverse to J.C. Herbert Bryant, III ("Bryant") and KMS-Thin Tab 100, Inc. ("KMS"), a company which HNS believes is majority owned and controlled by Bryant. Bryant is a former Chief Financial Officer, Secretary and Treasurer of the Company and was a director of the Company until the third quarter of 1999. In addition, although Bryant has not filed a Schedule 13D or 13G with the Securities and Exchange Commission, based upon the Company's records, the Company believes that Bryant is the beneficial owner of more than 5% of the outstanding common stock of the Company.

         In July 2000, the Company sued KMS and Bryant in the United States District Court for the Southern District of Florida for trademark infringement, unfair competition, cyberpiracy under the Anti-Cybersquatting Consumer Protection Act of 1999, and breach of his fiduciary duties as a director of the Company. The Company alleges that Bryant, while a director of the Company, registered, in his own name or in the name of his company, KMS, certain domain names which employ the Company's principal trademarks, "CARBCUTTER" and "THIN TAB." The Company alleges that Bryant's continued use of the domain names and related websites is causing irreparable harm to the Company and to the goodwill of the trademarks. The Company alleges that Bryant breached his duty as an officer and director of the Company by usurping corporate opportunities and corporate property interests by registering the domain names while he was an officer and director and retaining those names for his own use and benefit while an officer and director and thereafter. Bryant counterclaimed alleging, among other things, breach of a distribution agreement with the Company. In December 2000, Bryant's claims (and the breach of duty claim by the Company) were dismissed as inappropriate for adjudication in a federal court.

         In December 2000, Bryant caused KMS to sue the Company and three of its officers and directors, Christopher Tisi, Anthony Musso (Mr. Musso has subsequently resigned as Director) and Steven Pomerantz in state court (the Fifteenth Judicial Circuit of Florida in and for Palm Beach County) alleging the same claims that were dismissed by the federal court earlier that month. KMS alleges that HNS breached a distribution agreement with KMS by selling HNS products (both directly and through distributors) in the area south of Orlando, Florida, which, according to KMS, and subject to certain exceptions, is its exclusive distribution territory. KMS also alleges that Tisi, Pomerantz and

Musso tortiously interfered with the agreement between HNS and KMS by causing HNS to breach its contract with KMS and that Tisi, Pomerantz and Musso conspired among themselves and with unnamed others to interfere with the agreement. No formal discovery has yet been done on the merits, if any, of KMS's claims. Although the Company believes that Bryant's claims are wholly without merit, at this early state of the litigation, management cannot assess the likely outcome of the litigation or whether the outcome will materially impact the Company's financial condition or results of operations.

         The Company intends to vigorously prosecute its action against Bryant and KMS and to vigorously defend the actions against it by Bryant and KMS.

         Health and Nutrition Systems, International, Inc., Steven Pomerantz and Anthony F. Musso, Plaintiffs, vs. Milton H. Barbarosh, Ricki Barbarosh, Stenton Leigh Group, Inc., Stenton Leigh Capital Corp., and EAI Partners, Inc., Defendants

         On April 13, 2001, the Company and two of its officers and shareholders, Steven Pomerantz and Anthony Musso, sued Milton H. Barbarosh and Ricki Barbarosh (Milton's wife) and three corporations which are owned or controlled by Mr. Barbarosh, Stenton Leigh Group, Inc., Stenton Leigh Capital Corp., and EAI Partners, Inc. in state court (the Fifteenth Judicial Circuit of Florida in and for Palm Beach County).

         The lawsuit is intended to resolve the uncertainty that now exists concerning whether two blocks of the Company's common stock, which originally belonged to Pomerantz and Musso and together comprise 235,000 post-split shares, are currently validly issued and outstanding and, if so, the identities of the owners of those shares.

         On February 21, 2000, at the request of Pomerantz and Musso, the Company's Board of Directors cancelled all but 25,000 (post-split) of the affected shares and delivered the remaining 25,000 (post-split) shares to Milton
H. Barbarosh to compromise and settle any potential dispute relating to whether the lawsuit defendants, or any of them, are entitled to ownership of some or all of the shares. The defendants claim entitlement to the shares under the terms of certain option and stock purchase agreements entered between Milton H. Barbarosh and his corporations and Pomerantz and Musso, which related to advisory services Barbarosh promised to perform for the benefit of Pomerantz, Musso and the Company. The Company maintains that the services were not performed and Pomerantz and Musso maintain that no consideration was received by them for their shares.

         At present, the Company is not including the 210,000 (235,000 - 25,000, post-split) cancelled shares in our total number of shares outstanding. Accordingly, depending on the outcome of the litigation, the number of our outstanding shares may increase, thereby causing the dilution of our present shareholders.

         In addition to the particular legal matters discussed above, the Company, from time to time, is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings and those listed above, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2000, the issuer did not submit any matters to the vote of its security holders.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "HNNS." The following table sets forth for the period indicated the range of high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board. There were no trades of our securities on the OTCBB prior to October 4, 2000.

         The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                 Fiscal 2000                   High                       Low
                 4th Quarter                   $2.25                     $0.50

         As of March 30, 2001, there were 99 holders of record of our common stock. See also Item 3, Legal Proceedings.

         Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitable determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

         Prior to June 29, 2000, we were not a reporting company and were not required to file quarterly, annual and other reports with the SEC.

         We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

                     Recent Sales of Unregistered Securities

         In May 1998, we completed a private placement to 6 individuals of an aggregate of 57,550 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $2.00 per share, expiring May 19, 2000 (the "1998 Offering"). Inasmuch as these individuals were either accredited or otherwise sophisticated individuals with whom we had preexisting relationships and had access to relevant information about us, the issuance of these securities was exempt form the registration requirements of the Securities Act pursuant to the exemption set forth in Sections 3(b) and Rule 504 of Regulation D of the Securities Act. We received gross proceeds of $37,325 and we paid no commissions or other compensation for sales made in this private placement.

         During March 1999, we consummated the sale to 51 individuals, in a private placement of units, each consisting of (I) four shares of common stock,
(ii) one warrant to purchase one share of common stock at a purchase price of $.50 per share ("$.50 Warrants") and (iii) one warrant to purchase one share of common stock at a purchase price of $2.00 per share (the "$2.00" Warrants"). The $.50 Warrants expired one year after the date of issuance. The $2.00 Warrants expired two years after the date of issuance. We issued an aggregate of 1,363,488 (pre-split) shares of common stock, 341,872 $.50 Warrants and 341,872 $2.00 Warrants, receiving gross proceeds of $374,898. Inasmuch as these investors were accredited or otherwise sophisticated investors or had a preexisting relationship with us and access to relevant information concerning us, the issuance of these securities was exempt, from the registration requirements of the Securities Act pursuant to the exemption set forth in Sections 3(b) and Rule 504 of Regulation D of the Securities Act.

         During the three months ended June 30, 2000, we issued 79,000 (pre-split) shares of common stock to employees and consultants in consideration for past and future services rendered.

         On September 6, 2000, we issued 10,000 shares of our common stock to The Winn Co., and 15,000 shares of our common stock to Flagler Communications Group, Inc. for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act. We recorded compensation for professional services in the amount of $12,500.

         On October 20, 2000, we paid $1,800 and issued 30,000 shares of our common stock to Tony D'Amato for past and future consulting services rendered. The fair market value of our common stock at October 1, 2000 was $.50 per share.

         On November 20, 2000, we issued 50,000 shares of our common stock to First Level Capital for consulting services to be rendered. The fair market value of our common stock at November 20, 2000 was $.875 per share.

         On November 27, 2000, we issued 50,000 shares of common stock to William Husa for his consulting services. The fair market value of our common stock at November 27, 2000 was $.875 per share.

         On March 23, 2001, we issued 25,000 shares of common stock to TKO International, Inc., for consulting services to be rendered. The fair market value of our common stock at March 23, 2001 was $1.03.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, those shown at the end of this section under the caption "Certain Factors That May Affect Future Results."

         The following discussion of our results of operations and financial condition should be read along with our Consolidated Financial Statements listed in Item 7 and the Notes to them appearing elsewhere in this Form 10-KSB.

Results of Operations

NET SALES:

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Net sales for the twelve months ended December 31, 2000 were $5,404,253 an increase of $3,536,453 or 189%, compared to net sales of $1,867,800 for the twelve months ended December 31, 1999. The increase was due to growth in our in-house telemarketing accounts and new orders for our new product "Carb Cutter" from chain store accounts CVS, Eckerd Drugs, Rite-aid, GNC, Phar-Mor and Albertsons. Our in-house telemarketing program, which targets the independent health food store and independent pharmacy market, generated $1,023,377 or 19% of sales for the twelve months ending December 31,2000. Chain store sales accounted for $4,090,637 or 76% of sales for the twelve months ending December 31,2000. Distributors accounted for $290,239 or 5% of sales. GNC, our single largest account, accounted for 45% of sales or $2,438,840 for the twelve months ending December 31,2000. CVS accounted for 7% of sales or $414,396 for the twelve months ending December 31,2000.

         In 2001, with Carb Cutter close to full distribution, we anticipate an increase in sales for Carb Cutter. However, sales growth is contingent on competition, marketing expenditures, the economy as a whole and the continued market acceptance of Carb Cutter. Also, we believe Acutrim sales will continue to grow in 2001. Acutrim A.M. and Acutrim P.M. are new products, however, we have been receiving re-orders and are still receiving new orders for the product. We believe Acutrim has name/brand recognition and we plan to support the Acutrim program with Co-op advertising, sales promotion and print advertising. Again, sales growth is contingent on competition, marketing expenditures, the economy as a whole and the market acceptance of Acutrim.

         We recently introduced Carbolizer and are soon to introduce Fat Cutter Plus to the market. It is too soon to project Carbolizer market acceptance and Fat Cutter is planned for testing in the 2nd quarter of 2001, therefore no projection can be made for Fat Cutter as well.

Year ended December 31, 1999 compared with Year ended December 31, 1998

         Net Sales for twelve months ended December 31, 1999 were $1,867,800 an increase of $945,392 or 102%, as compared to net sales of $922,408 for the twelve months ended December 31, 1998. The increase was due to restructuring sales and marketing programs from outside marketing services to in-house sales. Our in-house telemarketing program has generated $327,870 or 18% in sales in the independent health food store and independent pharmacy market. Chain store sales accounted for $1,055,541 or 57% of sales. Independent store sales accounted for $414,402 or 22% of sales. In 1999, we derived $751,945 (or 40%) of revenues from our GNC chain store account.

COST OF SALES

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Cost of sales for the twelve months ended December 31, 2000 was $1,472.528 or 27% of net sales, compared to $729,994 or 39% of net sales for the twelve months ended December 31, 1999. The decrease in cost of sales as a % of net sales is primarily attributable to higher sales of our "Carb Cutter" product, which has a lower percentage cost of goods than our other products. This in turn results in a higher gross profit margin. We may not be able to maintain the higher margin on "Carb Cutter" as our competitors introduce and promote similar products. Also, as we introduce new products, we do not believe we will maintain the lower cost of goods percentage we had with "Carbcutter".

Year ended December 31, 1999 compared with Year ended December 1998

Cost of sales for the twelve months period ending December 31, 1999 was $729,994 or 39% of net sales, as compared to $462,008 or 51% of net sales for the twelve months ending December 31, 1998. The decrease is primarily attributable to our decision to sell directly to stores without the use of outside marketing companies. By eliminating the outside marketer, we eliminate that cost of sales, thereby improving our margins without increasing prices paid by our customers.

GROSS PROFIT:

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Gross profit for the twelve months ended December 31, 2000 was $3,931,725 an increase of $2,793,919 or 245%, compared to gross profit of $1,137,806 for the twelve months ended December 31, 1999. As a percent of net sales, gross profit was 73% for the twelve months ending December 31, 2000, as compared to 61% for the twelve months ended December 31, 1999. These increases are primarily attributable to increased sales and profit margins of our product "Carb Cutter." We believe that our gross profit margins will go down as we introduce new products. For example, the gross profit margin on our recently-purchased "Acutrim" naturals AM and PM is lower than Carb Cutter.

Year ended December 31, 1999 compared with Year ended December 31, 1998

         Gross Profit for the twelve months ended December 31, 1999 was $1,137,806 compared to gross profit of $460,400 for the twelve months ending December 31, 1998, an increase of $677,406 or 147%. The increase in gross profit was attributable to higher margins resulting from eliminating the of use of outside marketing companies and increased sales. As a percent of net sales, gross profit was 61% for the twelve months ending December 31, 1999, as compared to 50% for the twelve months ending December 31, 1998. This increase is primarily attributable to increased sales and increased profit.

OPERATING EXPENSES:

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Operating expenses were $3,847,521 for the twelve months ended December 30, 2000, compared to $1,120,654 for the twelve months ended December 31, 1999, representing an increase of $2,726,867. As a percent of net sales, operating expenses were 71% for the twelve months ended December 31, 2000, compared to 60% for the twelve months ended December 31,1999. The increase in operating expenses was primarily attributable to significantly higher advertising expenditures to establish brand identification, general administrative and personnel costs associated with our increased sales, and higher in-store promotional expenses during the third and fourth quarter associated with our new chain store accounts for "Carb Cutter." We expect these in-store promotional expenses to decline as a percentage of sales in the first quarter 2001 for Carbcutter. Because we are introducing new products in 2001, however, there will be introductory expenses associated with those new products. The increase in operating expenses was also attributable to television advertising production costs during the third and fourth quarters of $210,053 related to planned future advertisements introducing consumers to our "Carbcutter" product.

Year ended December 31, 1999 compared with Year ended December 31, 1998

         Operating expenses were $1,120,654 for the twelve months ending December 31, 1999 as compared to $696,840 for the twelve months ending December 31, 1998 representing an increase of $416,098. As a percent of net sales, operating expenses were 60% for the twelve months ending December 31, 1999 as compared to 76% for the twelve months ending December 31, 1998. Each difference is primarily attributable to increased sales to new channels.

NET PROFIT FROM OPERATIONS:

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Net profit from operations was $70,562 or $.02 per share for the twelve months ended December 31, 2000, compared to $28,279 or $.01 per share for the twelve months ended December 31, 1999. The modest increase in income from operations was a direct result of our commitment to create brand awareness and establish more than 25,000 shelf positions for Carb Cutter. Advertising, Slotting Fees, Co-ops, Free Goods and Promotion Expenditures increased over 1287% from last year alone.

Year ended December 31, 1999 compared with Year ended December 31, 1998

         NET PROFIT FROM OPERATIONS: Net Profit from operations was $27,279 or $.01 per share for the twelve months ending December 31, 1999 as compared to a net loss of $(254,394) or $(0.04) per share for the twelve months ending December 31, 1998. The increase in income from operations is primarily attributable to increased sales, increased profit margins and decreased operating expenses.

CARRY FORWARD LOSS

         We have a net operating loss carry forward of approximately $24,786 for tax purposes to affect future taxable income. The net operating loss carry forwards expire between 2008 and 2018.

LIQUIDITY & CAPITAL RESOURCES

Year ended December 31, 2000 compared with Year ended December 31, 1999

         For the 12 months ended December 31, 2000, the Company had a working capital surplus of $501,853. Net cash provided by operating activities for the year ended December 31, 2000 was $25,328 and resulted primarily from the net income for the year and payment of trade accounts and accrued expenses. Net cash used in investing activities was $185,509 for the year ended December 31, 2000, which resulted from purchases of equipment and investment in a Certificate of Deposit. Net cash provided by financing activities for the year ended December 31, 2000 was $131,520, which includes proceeds from the line of credit and cash raised from issuance of common stock.

         We factor certain of our accounts receivable with Bank of America. Bank of America purchases receivables for 97% of the face amount of certain invoices, and we maintain a reserve account of 15% of the outstanding receivables held by Bank of America as factor. The reserve account may be charged additional fees from 1% to 3% on invoices paid beyond the agreed terms. Bank of America has issued an aggregate factoring limit of $5,000,000 for all accounts. Our largest account, GNC, has a factoring limit of $1,500,000.

         We have experienced significant increases in accounts receivable and inventories as our sales have grown. These increases have been offset partially by increases in accounts payable. During calendar year 1999, the Company financed operations and expansions from profits, factoring and issuing equity consisting of units of our common stock and warrants. In 2000, the company financed expansion from profits, factoring accounts receivable, increased credit limits from vendors and issuance of common stock. We have been experiencing positive cash flow from operating activities since the outset of the 1999 fiscal year, and our ability to factor accounts receivable continues to be a major source of cash flow. At March 30, 2001, Health and Nutrition Systems had cash in bank and current accounts receivable sufficient for its expected cash requirements for at least the next twelve months based on our current product line and our marketing program.

         In the long term, factoring large pharmacy chain accounts and large health food accounts will continue to play an important role in providing capital and liquidity for our future needs unless we are able to obtain a line of credit. By establishing a line of credit, cost of borrowing money may go down which would improve profitability.

         Management believes that we may need to raise additional capital to expand significantly our inventory levels, product lines and sales in the future. We intend to fund our expansion through a variety of means, including factoring major accounts, which arrangement will provide us revenue of 85% of the invoice at time of shipment instead of carrying that account receivable for approximately 30-90 days. In addition, we have negotiated larger credit limits with our suppliers. For example, formerly our credit limit with Garden State Nutritional, our primary source of product, was $80,000. Currently, we have over $400,000 in credit with Garden State Nutritional, which is expected to increase as our orders expand.

         To the extent internal cash flow, credit lines and factoring arrangements are not sufficient, we will consider offering equity for sale or pursue other institutional funding if available and feasible. Proceeds from such further financing would be directed to expand current inventory, establish a greater profile for the Company's products, participate in additional trade shows and perhaps develop new products in diet and energy categories, as well as to explore e-commerce possibilities.

         If we are unable to factor large accounts or obtain a line of credit, and if we are unable to raise secondary sources of capital for expansion, then we would not be in a position to grow as fast as we would like. Lack of accounts receivable funding would have a significant adverse effect on our current business. Lack of secondary sources of capital for expansion would likely have an adverse effect on our future growth.

Certain Factors Which May Affect Future Results

         We do not directly manufacture any of our products. We contract with third parties to manufacture our products. Although we believe we will continue to be able to either procure product on purchase orders as needed or negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on us. We can provide no assurance that these manufacturers will dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would adversely affect our ability to develop and market our products.

         If our outside manufacturers fail to supply our products in sufficient quantities and in a timely fashion, our business may suffer. We currently obtain 100% of our manufactured product from a single source of supply. We believe that we have made satisfactory arrangements for the continued and uninterrupted supply of our products. In the event that our supplier(s) are unable or unwilling to provide us with the products on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the our operations.

         The dietary supplement industry is highly competitive. Some of our competitors have greater resources and name recognition. These competitors include: Atkins Nutritional, Twinlabs, Metabolife International Inc, Dexatrim and Rexall Sundown, Inc. We believe that our competitive advantage over these larger competitors lies with our focus on a limited number of products as well as our ability to receive rapid feedback about new and existing products from members of our independent retail health and pharmacy retailers. These retailers represent a broad cross-section of the population able to give valuable data for us to interpret and move quickly without a large marketing expense. If one or more of our competitors significantly reduce their prices on existing products in an effort to gain market share or aggressively promote new products in an effort to enter a market, the Company's results of operations or market position could be adversely affected.

         Many of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others' products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell the products.

         We depend substantially on the continued services and performance of our senior management. Our business may be hurt if one or more of our senior management or key employees leave us. Although we have employment agreements with Messrs. Pomerantz and Tisi, this does not guarantee that they will remain with us. If we lose the services of Messrs. Pomerantz or Tisi or other key employees, we may not be able to attract and retain additional qualified personnel to fill their positions in the future.

         Consolidation in the industry could adversely affect our operations. The Company's core business products are marketed and sold through leading national and regional chain store accounts, independent health and pharmacy accounts. If the current consolidation trend among such retailers continues, the number of customers of the Company could decline, resulting in increased customer concentration which could have an adverse effect on the Company. There can be no assurance as to what other effects, if any, the continued consolidation among the Company's retail customers will have on the Company.

         The Company's failure to develop and introduce new products could have an adverse effect on the Company. The Company believes its ability to grow in its existing market is partially dependent upon its ability to introduce new and innovative products into these markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of variables, including developing products that will appeal to customers and obtaining necessary regulatory approvals. The Company cannot assure you that its efforts to develop and introduce innovative new products will be successful, that customers will accept new products or that the Company will obtain required regulatory approvals, if any, of such new products.

         In addition, the Company cannot assure you that individual or groups of similar products currently experiencing strong popularity and rapid growth will maintain sales levels over time.

         The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of the Company's products. The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. All of our herbal supplement products have certificates of analysis supplied by each manufacturer, who generally supplies each of their customers with this documentation. These documents provide clinical test results of product quality and ingredient accuracies. Most major retailers want to see these certificates and, frequently, smaller retailers wish to see them as well. It has been our experience that consumers rarely, if ever, want to see this documentation. In order to enhance consumer confidence in our products, we also initiate independent clinical testing of our key products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies, which may not adhere to the same quality standards as the Company. Our ability to attract and retain retailers could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

         The Company, like other manufacturers and sellers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. The Company currently has product liability insurance for its operations in amounts the Company believes are adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable costs, or if available will be adequate to cover liabilities.

         Government regulations could have a material effect on our operations. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which its products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

         The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that FDA could allege false statements were submitted to it if structure/function claim notifications was either non-existent or so lacking in scientific support as to be plainly false.

         DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. Although the final version of the GMP rules has not yet been issued, the Company has already commenced significant facility renovations that should allow the Company to comply with the new regulations, once they are enacted. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules, which took effect in March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which required the Company to incur a significant expense.

         All of our products are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. In September 1997, the Food and Drug Administration issued regulations governing the labeling and marketing of dietary supplement products. These regulations cover:

         o the identification of dietary supplements and their nutrition and ingredient labeling;

         o the wording used for claims about nutrients, health claims and statements of nutritional support;

         o labeling requirements for dietary supplements for which "high potency" and "anti-oxidant" claims are made;

         o        notification procedures for statements on dietary supplements;
                  and

         o pre-market notification procedures for new dietary ingredients in dietary supplements.

         The notification procedures became effective in October 1997. The labeling requirements became effective on March 23, 1999. Where required, we revised our product labels as necessary to reflect the requirements. We believe we comply with these requirements. In addition, we are required to continue our ongoing program of providing evidence for our product performance claims, and notify the FDA of certain types of performance claims made for our products. Our substantiation program involves ongoing compilation and review of scientific literature pertinent to the ingredients contained in our products and the claims we make about them.

         In certain markets, including the United States, claims made with respect to dietary supplements, personal care or any of our other products may change the regulatory status of our products. For example, in the United States, the FDA could possibly take the position that claims made for some of our products make those products new drugs requiring preliminary approval. The FDA could also place those products within the scope of its a Food and Drug Administration over-the-counter (OTC) drug regulations and require it to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the Food and Drug Administration. We do not at present sell OTC drug products. If the FDA were to assert that our product claims cause them to be considered new drugs or fall within the scope of over-the-counter regulations, we would be required to either file a new drug application, comply with the applicable monographs, or change the claims made in connection with our products.

         Additionally, dietary supplements are subject to the Nutrition, Labeling and Education Act (NLEA), which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. NLEAt prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre-approved by the Food and Drug Administration.

         The FTC regulates the marketing practices and advertising of all our products. In the past several years, the Federal Trade Commission instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under
Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that act. A false advertisement is one that is "misleading in a material respect." In determining whether an advertisement or labeling information is misleading in a material respect, FTC determines not only whether overt representations and implied representations are false but also whether the advertisement fails to reveal material facts. Under FTC's standard, any health benefit representation made in advertising must be backed by "competent and reliable scientific evidence" by which FTC means:

         tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.

         The FTC has increased its review of the use of the type of testimonials we use in our business. The Federal Trade Commission requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the Federal Trade Commission has never threatened an enforcement action against us for the advertising of our products, there can be no assurance that the Federal Trade Commission will not question our advertising or other operations in the future.

         We may be required to obtain an approval, license or certification from a foreign country's ministry of health or comparable agency prior to entering a new foreign market. We work with local authorities in order to obtain the requisite approvals, license or certification before entering a foreign market. The approval process generally requires us to present each of our products and product ingredients to appropriate regulators and, in some instances, arrange for testing of our products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain of our products or certain ingredients contained in our products. We must also comply with product labeling and packaging regulations that are different from country to country. In markets where a formal approval license or certification is not required, we will rely upon the advice of local counsel, in each country, to help us ensure we comply with the law.

         In addition, the Company cannot predict whether new legislation or regulations governing the Company's activities will be enacted by legislative bodies or promulgated by agencies regulating the Company's activities, or what the effect of any such legislation or regulations on the Company's business would be. The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company consider favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. We cannot predict the content of any future laws, regulations, interpretations or applications. We also cannot predict the future impact of the different governmental regulations; however, any or all of such requirements could be a burden and costly, to us. Future regulations could, however,:

         o        require us to change the way we conduct business;

         o        require us to change the contents of our products;

         o        make us keep additional records;

         o make us increase the available documentation of the properties of our products; or

         o make us increase or use different labeling and scientific proof of product ingredients, safety or usefulness.

         We depend on significant customers for a large percentage of our net sales. The Company's largest customers are GNC and CVS. The Company does not have written agreements with either GNC or CVS. In 1999 GNC represented 40% of our net sales. In 2000 GNC represented 45% of our net sales and CVS represented 7% of our net sales. We cannot assure you that GNC and CVS will continue as major customers of the Company. The loss of either as a customer, or a significant reduction in purchase volume by either customer, could have a material adverse effect on our results of operations or financial condition.

         Our future success depends upon its ability to successfully implement these growth and business strategies. Our business and operations have experienced significant growth and increased complexity in recent years. We have recently refined our growth and business strategies, designed to focus on and support the Company's core brands, products and customers. We cannot assure you that we will be able to successfully implement these strategies or, if implemented, that the strategies will achieve the anticipated results. The failure to successfully implement these strategies could have a material adverse effect on the Company's results of operations and financial condition.

         We believe that trademarks and other proprietary rights are important to our success and competitive position. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company protects its legal rights concerning its trademarks and we are prepared to enforce various trademarks against infringement, both in the United States and in foreign countries. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         We retained as our independent auditors the firm Daszkal Bolton Manela Devlin & Co. to replace the firm of Buthner & Kahle, CPAs, P.A. who were dismissed as our auditors, effective July 12, 2000. This decision was approved by the Board of Directors at a meeting held on July 12, 2000.

         The reports of B&K on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 1998 and December 31, 1999, and in the subsequent unaudited interim period ended March 31, 2000, there were no disagreements with B&K on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of B&K would have caused B&K to make reference to the subject matter in their report. The Company has requested B&K to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of B&K's letter dated September 6, 2000, has been filed as an exhibit to our Form 8-K dated September 6, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         As of March 30, 2001, our directors and executive officers are:

Name                                   Age          Position/Office
----                                   ---          ---------------
Steven Pomerantz                       44           Chairman of the Board, Chief Executive Officer, Treasurer
Christopher Tisi                       31           President, Secretary, and Director
Ted Alflen                             54           Director
William Husa                           58           Director

         The following is a brief biographical summary of our officers and directors.

         Steven Pomerantz has been our Chairman of the Board and Treasurer since November 2000 and our Chief Executive Officer since March 1998, and was our President from March 1998 until November 2000. From 1995 to March 1998, Mr. Pomerantz was our Vice President of Finance and Chief Operating Officer. Prior to joining HNS, Mr. Pomerantz was the President of CSP International, Inc., a manufacturer of pepper gas, which he co-founded with Mr. Musso in 1985 and sold in December 1994. Mr. Pomerantz was an Account Executive with NCR from 1982-1985.

         Christopher Tisi has been our President and Secretary since November 2000, and was our Chief Operating Officer from December 1999 until November 2000. From March 1998 until December 1999, Mr. Tisi was our Vice President of Sales and Marketing. From 1994 to March 1998, Mr. Tisi was our Vice President of Training. From 1991 to December 1994, Mr. Tisi was a Marketing Director at Quorum International, a multi-level marketing company in Phoenix, Arizona.

         Ted Alflen has been one of our directors since October 2000. In March 1991, Mr. Alflen founded TCCD International Inc. and served as President from 1991 to present. TCCD manufactures and markets Crystal Deodorants. TCCD recently acquired Real Natural Products and the Moistic brand of all natural lip balms. Mr. Alflen has been in sales and marketing for 29 years. He has been on the Advisory Board of the Pompano Beach Parks and Recreation.

         William A. Husa has been one of our directors since November 2000. Since February, 2001, Mr. Husa has been the Chief Executive Officer of GoNow Securities, Inc., a stock brokerage firm. From February 2000 to February 2001, Mr, Husa was the President and Chief Compliance Officer of Travis Morgan Securities. Since 1985, Mr. Husa has been the founder and President of The Winn Company. Mr. Husa is a registered stock broker since 1980 and an NASD Arbitrator since 1995.

         There is no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and serves for one year or until his successor is elected and qualified. The Board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.


                    Involvement in certain legal proceedings

         As noted above, KMS-ThinTab 100, Inc. ("KMS"), has sued Health and Nutrition Systems International, Inc. ("HNS"), and three of our officers and directors, Christopher Tisi, Anthony F. Musso (Mr. Musso resigned as a Director effective March 22, 2001) and Steven Pomerantz. As is also noted above, Messrs. Musso and Pomerantz are co-plaintiffs with the Company in a declaratory judgment action against Milton H. Barbarosh, Ricki Barbarosh (Milton's wife), and certain corporations owned or controlled by Mr. Barbarosh. Please see the discussion under Item 3, Legal Proceedings.

               Compliance With Section 16(a) of the Exchange Act.

         We became a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in June 2000. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2000, and Forms 5 furnished to us with respect to the fiscal year ended December 31, 2000, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2000, other than the unintentional failure of Steven Pomerantz, Tony F. Musso, Christopher Tisi, and Tony D'Amato to file the initial Form 3 subsequent to us becoming a reporting company on time. The Form 3s have been filed with the Commission in September and October, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 1998, 1999 and 2000 received by our chief executive officer who is referred to as the named executive officer. No executive officer received compensation in excess of $100,000 in these fiscal years.


                           Summary Compensation Table

                                                                                            Long-Term
                                                    Annual Compensation                Compensation Awards
                                                    --------------------
                                                                     Other Annual         Securities           All Other
     Name and                                Salary        Bonus     Compensation         Underlying         Compensation
  Principal Position           Year           ($)           ($)        ($) (1)            Options(#)(2)          ($)
  ------------------           ----           ---           ---        -------            -------------          ---

Steve Pomerantz                2000          100,000    11,642             -                50,000                 -
Treasurer and Chief            1999           13,356     1,022             -                  -                    -
Executive Officer(3)           1998           41,731      -                -                  -                    -

                                                          -
Christopher Tisi               2000         $100,000   $18,169             -               102,000                 -
Secretary and                  1999           61,000   $ 4,047             -                  -                    -
President(3)                   1998                -      -                -                  -                    -


Tony Musso(4)                  2000            2,400      -                -                  -                    -
                               1999            1,100      -                -                  -                    -
                               1998           10,577      -                -                  -                    -

--------------------

(1) The Named Officers did not receive any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Officer.

(2) Mr. Pomerantz was granted options under our 1998 Stock Option Plan for the purchase of 50,000 shares of common stock. Such options were granted at the then current market value of the shares. The options granted vested immediately on the date of grant. Mr. Tisi was granted options under our 1998 Stock Option Plan for the purchase of 102,000 shares of common stock. Such options were granted at the then current market value of the shares. The options granted vested immediately on the date of grant.

(3) Mr. Pomerantz was elected Chief Executive Officer on October 1, 2000, and assumed the position of Chairman of the Board on November 27, 2000. Mr. Tisi was elected President on October 1, 2000.

(4)  Mr. Musso resigned as a Director effective March 22, 2001.

Stock Option Grants

         The following table contains information concerning the grant of stock options under our 1998 Stock Option Plan to the Named Officers during 2000.

                              Option Grants in 2000
                                Individual Grants


                           Number of Securities       % of Total
                           ---------------------      -----------
                            Underlying Options        Options to        Exercise or
                            -------------------       -----------      ------------
                                  Granted            Employee in        Base Price    Expiration
                                  -------          -----------------    -----------   ----------
          Name                    (#) (1)                2000             ($/Sh)        Date (2)
          ----                    -------                ----             ------        --------
Steve Pomerantz(3)                  50,000                7.58             $.50         10/01/10
Treasurer and Chief
Executive Officer
Christopher Tisi(4)                102,000               15.45             $.50         10/01/10
Secretary and President

-------------------
(1) All options granted in 2000 are non-qualified stock options and are not intended to qualify as an incentive stock option ("ISOs") under ss.422 of the Internal Revenue Code of 1986, as amended. The options are exercisable as of the date of grant. The options were granted at fair market value on the date of the grant.

(2) The term of the options is ten (10) years from the date of grant unless terminated earlier due to termination of employment, disability or death.

(3) Mr. Pomerantz became Chief Executive Officer October 1, 2000, and Chairman of the Board on November 22, 2000.

(4)  Mr. Tisi became President on October 1, 2000.

         We do not currently have (and have not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.

Stock Option Exercises and Holdings

         The following table sets forth information relating to options exercised during 2000 by each of the Named Officers and the number and value of options held on December 31, 2000 by each of them.

                          Aggregate Option Exercises in Fiscal Year Ended December 31, 2000
                                        and Fiscal Year-End Option Values

                                                         Number of Securities Underlying          Value of Unexercised
                                                                   Unexercised                  In-the-Money Options at
                               Shares         Value        Options at Dec. 31, 2000 (#)           Dec. 31, 2000 ($)(1)
                            Acquired on     Realized       ----------------------------           --------------------
          Name              Exercise (#)       ($)        Exercisable      Unexercisable     Exercisable      Unexercisable
          ----              -----------        ---        -----------      -------------     -----------      -------------
Steve Pomerantz                  -              -          50,000(2)                            6,250
Treasurer and Chief
Executive Officer
Christopher Tisi                 -              -         102,000(2)                           12,750
Secretary and President

------------------

(1) Total value of unexercised options is based upon the difference between the last sales price of our common stock on the Nasdaq National Market System on December 31, 2000, which was $0.625 per share, and the exercise price of the options, multiplied by the number of option shares.

(2)  Options granted under our 1998 Stock Option Plan.

         No options to purchase common stock were exercised by any executive officer during the year ended December 31, 2000.

Director and Officer Compensation

         During 2000, we paid to each of our non-employee directors meeting fees of $500.00 for attendance at each board meeting. Pursuant to the terms of the Stock Option Plan, a grant of a stock option for the purchase of common shares may be made to each non-employee director. Those options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and become 25% vested on each anniversary date of grant or, if earlier, upon a change of control as defined in the plan and expire ten years from the date of grant or earlier in the event service as a director ceases. Options were granted to our non-employee directors on October 2, 2000 at an exercise price of $.50 and November 27, 2000 at an exercise price of $1.25 per share. During 2000, we did not pay our former Chairman of the Board of Directors for his director services provided to us.

             EMPLOYMENT AGREEMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     On September 30, 1999, we entered into a two-year employment agreement with Steven A. Pomerantz, our Chairman of the Board, Chief Executive Officer and Treasurer. The agreement provides for an annual base salary of $100,000 and is terminable for cause. The agreement also provides for quarterly bonuses of up to $10,000, based upon our attainment of quarterly sales revenue benchmarks of $600,000. Mr. Pomerantz has, in the past, voluntarily accrued certain portions of his salary owed him by us. To date, all such amounts have been paid.

     On September 30, 1999, we entered into a two-year employment agreement with Christopher Tisi, our President and Secretary. The agreement provides for an annual base salary of $100,000 and is terminable for cause. The agreement also provides for quarterly bonuses of up to $10,000 based upon our attainment of quarterly sales revenue benchmarks of $600,000.

         On July 13, 2000, Mr. D'Amato executed and delivered to Mr. Tisi and the Company a Shareholders' Agreement, pursuant to which D'Amato granted to Tisi an irrevocable proxy (the "Irrevocable Proxy") authorizing Tisi to vote shares of the Company beneficially owned by D'Amato as of that date and any shares of the Company acquired by D'Amato thereafter. The Irrevocable Proxy has a two-year term. On January 31, 2001, Tisi relinquished his right to vote pursuant to the Irrevocable Proxy with respect to 125,000 shares beneficially owned by D'Amato as of that date. Tisi has sole voting power of 769,088 shares and sole dispositive power of 518,788 share of common stock. D'Amato has sole voting power of 125,000 shares and sole dispositive power of 339,750 shares of common stock.

         In addition, Tisi, Musso and Pomerantz have entered into an oral understanding with each other that each will vote, in person or by proxy, shares of Common Stock of the Company beneficially owned by him (or, in the case of Tisi, as to which he has voting power) together as a group, but only for the following purposes: (i) in favor of the same person or persons to be nominated and elected to serve on the board of directors of the Issuer to fill any vacancies on the board, if and as such vacancies may arise from time to time (whether such vacancy occurs by removal, resignation or an increase in the size of the board of directors) at any time prior to the Company's 2001 annual meeting of stockholders, or any adjournment thereof; and (ii)in favor of the same person or persons to be nominated and elected as the slate of nominees, and elected, to the board of directors to be voted upon by the shareholders of the Company at its 2001 annual meeting of shareholders, or any adjournment thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below shows, as of March 30, 2001, the number of shares of common stock beneficially owned by:

     o each person whom we know beneficially owns more than 5% of the common stock,

     o    each director and nominee for director,

     o    each executive officer included in the Summary Compensation Table, and

     o    all executive officers and directors as a group.

                                                                         Shares of Common Stock
                                                                           Beneficially Owned
                                                                           ------------------
                                                       Number of Shares and
                                                       --------------------
Name and Address of Beneficial                           Nature of Shares
------------------------------                           ----------------
Owner (1)                                              Beneficially Owned (2)             Percent of Class (3)
---------                                              ----------------------             --------------------
Tony D'Amato                                               339,750(4)                             9.4%
1526 Michigan Avenue, #1
Miami Beach, FL

Tony Musso                                                 569,329(4)                            15.7%

Steven Pomerantz                                           516,829(4)(5)                         14.0%

Christopher Tisi                                           769,088(4)(5)                         20.6%

Ted Alflen                                                   3,000                                *

William Husa                                                72,500(6)                             2.0%

All executive officers and directors as a                1,930,746(3)(4)(7)                      51.1%
group (5 persons)

-----------------------------
*    Less than 1%

(1) The address of each executive officer and director is c/o the Company, 3750 Investment Lane, #5, West Palm Beach, FL 33404.

(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

(3) Based upon 3,629,813 outstanding shares as of March 30, 2001, and, with respect to each holder of options exercisable, or notes convertible, within 60 days of March 30, 2001, the shares issuable under such instruments.

(4) As disclosed in the Schedule 13G filed by Tony D'Amato ("D'Amato"), Steve Pomerantz ("Pomerantz"), Christopher Tisi ("Tisi"), and Tony Musso ("Musso"), dated February 14, 2001, D'Amato executed and delivered to Tisi and the Company a Shareholders' Agreement on July 13, 2000, pursuant to which D'Amato granted to Tisi an irrevocable proxy (the "Irrevocable Proxy") authorizing Tisi to vote shares of the Company beneficially owned by D'Amato as of that date and any shares of the Company acquired by D'Amato thereafter. The Irrevocable Proxy has a two-year term. On January 31, 2001, Tisi relinquished his right to vote pursuant to the Irrevocable Proxy with respect to 125,000 shares beneficially owned by D'Amato as of that date. Tisi has sole voting power of 769,088 shares and sole dispositive power of 518,788 share of common stock. D'Amato has sole voting power of 125,000 shares and sole dispositive power of 339,750 shares of common stock.

     In addition, Tisi, Musso and Pomerantz have entered into an oral understanding with each other that each will vote, in person or by proxy, shares of Common Stock of the Company beneficially owned by him (or, in the case of Tisi, as to which he has voting power) together as a group, but only for the following purposes: (i) in favor of the same person or persons to be nominated and elected to serve on the board of directors of the Issuer to fill any vacancies on the board, if and as such vacancies may arise from time to time (whether such vacancy occurs by removal, resignation or an increase in the size of the board of directors) at any time prior to the Company's 2001 annual meeting of stockholders, or any adjournment thereof; and (ii)in favor of the same person or persons to be nominated and elected as the slate of nominees, and elected, to the board of directors to be voted upon by the shareholders of the Company at its 2001 annual meeting of shareholders, or any adjournment thereof.

(5) Share ownership of the following persons includes shares subject to immediately exercisable options or options exercisable within 60 days of March 30, 2001, as follows: for Mr. Pomerantz - 50,000 shares and for Mr. Tisi - 102,000 shares.

(6) Includes indirect holdings of 7,500 shares beneficially owned by Mr. Husa's wife, regarding which Mr. Husa disclaims beneficial ownership.

(7) Includes an aggregate of 152,000 shares subject to immediately exercisable options or options exercisable within 60 days of March 30, 2001 held by executive officers and directors as a group.

                               Changes in Control

We are not aware of any arrangement that might result in a change in control in the future.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Health & Nutritional Systems International, Inc. has, in the past, engaged in related party transactions with J.C. Herbert Bryant III, who, served as Vice President and Secretary between March 18, 1998 and September 13, 1999. The entity controlled by Mr. Bryant, KMS-Thin Tab 100, Inc., purchased products from us for resale to its customers on terms no more favorable than those given to unaffiliated third parties in arms'-length transactions. For the year ended December 31, 2000 KMS made aggregate purchases of $171,690. For the year ended December 31, 1999, KMS-Thin Tab 100, Inc. made aggregate purchases of herbal supplements of $136,944 from us. For 1998, purchases totaled $62,766.

         Steven Pomerantz and Tony Musso (while Mr. Musso was a Director and officer) and affiliated companies advanced to HNS a total of $104,109 during 1998. These advances did not bear interest and no other consideration was received. As of this date, these advances have been repaid.

         On November 3, 1998, we entered into a factoring agreement with NationsBank Business Finance Corporation k/n/a Bank of America Business Finance corporation. The Agreement provides for the sale of accounts receivables to NationsBank for a purchase price of 96.75% of the face value of the receivables. We are required to tender sufficient receivables each month to meet the minimum amount of $1,250 to avoid payment of an amount equal to the excess of the minimum amount over the discount amount. The discount amount for each calendar month is calculated at 3.25% of the aggregate face amount of all receivables tendered to NationsBank during such month. On March 6, 2000, we agreed to an Addendum to Factoring Agreement, which provides for an adjusted purchase price of our receivables from 96.75% to 97% of the face value of the receivables. In addition, the minimum monthly amount has been increased from $1,250 to $5,500. Should we fail to meet the minimum amount in one month, at our option we can make up the difference in the following month. The term of the agreement is 12 months from the date of execution of the agreement with an automatic renewal unless we terminate the agreement at the end of the initial term giving at least sixty days notice prior to the end of each period.

         Except for the ownership of our securities that we have disclosed above, none of our directors, executive officers, holders (of whom we are aware) of five percent (5%) of our outstanding shares of common stock, or any associate or affiliate of such person, have, to our knowledge, had a material interest, direct or indirect, during the three fiscal years ended December 31, 1998, 1999 and 2000 in any proposed transaction which may materially affect us.

         On November 1, 2000, we terminated our investment relations contract with Flagler Communications Group, Inc. Flagler Communications Group, Inc. will remain our liaison with investors and perform public relations functions without a contract. Flagler Communications Group, Inc. has a vested interest in our company of 35,000 shares of common stock and options to purchase 15,000 shares of common stock at an exercise price of $.50 per share and which will become exercisable on December 1, 2001.

         Steve Pomerantz provided a certificate of deposit in the principal amount of $100,000 as collateral to SunTrust bank to obtain the loan for HNS in the amount of $100,000. Mr. Pomerantz received a fee of $5,000 for providing the collateral.

         On March 23, 2001, we entered into an agreement with TKO International, Inc., for certain consulting services. This agreement expires in three months with a provision for our extending it if, among other things, we are satisfied with the services provided. In consideration for this initial evaluation period, we issued 25,000 shares of common stock to TKO International, Inc. We also agreed to pay to TKO International, Inc., $4,000 per month.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Form 10-KSB

                  Financial Statements:

                  o        Independent Auditors' Report

                  o        Balance Sheets as of December 31, 2000 and 1999

                  o Statements of Operations for the years ended December 31, 2000 and 1999

                  o Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999

                  o Statements of Cash Flows for the years ended December 31, 2000 and 1999

                  o        Notes to Financial Statements

         The following exhibits are filed as part of this form 10-KSB

         The exhibits to this Form 10-KSB appear following the Company's Financial Statements included in this report.


         (3)      Articles of Incorporation and By-Laws

         3.1(a) Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(A) of Registrant's registration statement on form 10-SB, filed on January 31, 2000; Commission File Number 0-29245).

         3.1(b) Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(B) of Registrant's registration statement on form 10-SB, filed on January 31, 2000; Commission File Number 0-29245).

         3.1(c) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(C) of Registrant's registration statement on form 10-SB, filed on January 31, 2000; Commission File Number 0-29245).

         3.1(d)   Articles of Amendment to Articles of Incorporation

         3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's registration statement on form 10-SB, filed on January 31, 2000; Commission File Number 0-29245).

         3.3 Amendment to the Restated ByLaws of the Company dated September 25, 2000

         3.4 Amendment to the Restated ByLaws of the Company dated November 10, 2000


         (10)     Material Contracts


         10.1 Employment Agreement between the Company and Steven Pomerantz dated September 30, 1999 (incorporated by reference to Exhibit
                  10.1 of Registrant's registration statement on form 10-SB, filed on January 31, 2000; Commission File Number 0-29245).

         10.2 Employment Agreement between the Company and Christopher Tisi dated September 30, 1999 (incorporated by reference to Exhibit
                  10.2 of Registrant's registration statement on form 10-SB, filed on January 31, 2000; Commission File Number 0-29245).

         10.3 Factoring Agreement between NationsBank Business Finance Corporation and the Company dated November 3, 1998 (incorporated by reference to Exhibit 10.3 of Registrant's registration statement on form 10-SB, filed on May 11, 2000; Commission File Number 0-29245).

         10.4 Addendum to Factoring Agreement between Banc of America Business and the Company dated March 6, 2000

         10.5     Lease Agreement with Fred Keller, Trustee, dated __November,
                  2000

         10.6     Lease Agreement with Fred Keller, Trustee dated __January 2001

         10.7 Secured Party's Bill of Sale between Fleet National Bank and the Company dated January 12, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's form 8-K, filed on January 26, 2001; Commission File Number 0-29245).

         10.8 Trademark Assignment from Heritage Consumer Products, LLC to the Company dated January 12, 2001 (incorporated by reference to Exhibit 10.2 of Registrant's form 8-K, filed on January 26, 2001; Commission File Number 0-29245).

         10.9 Agreement between the Company and Steven Pomerantz dated January 12, 2001 (incorporated by reference to Exhibit 10.3 of Registrant's form 8-K, filed on January 26, 2001; Commission File Number 0-29245).

         10.10 Amendment to US Corporate Services, Inc. Agreement with the Company dated February 16, 2001

         10.11 Shareholders' Agreement among Tony D'Amato, Chris Tisi, and the Company dated July 13, 2000 (incorporated by reference to Exhibit 1 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.12 Irrevocable Proxy dated July 13, 2000 (incorporated by reference to Exhibit 2 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.13    Waiver dated January 31, 2001 (incorporated by reference to
                  Exhibit 3 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.14 Joint Filing Agreement dated February 13, 2001 (incorporated by reference to Exhibit 4 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         16.1     Letter from Butner & Kahle, CPA dated September 6, 2000(4)

         (24)     Power of attorney (included on signature page)


         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April   , 2001              Health & Nutrition Systems International, Inc.
      --------------


                                  By: /s/  Steven A. Pomerantz
                                     -------------------------------------------
                                        Steven A. Pomerantz
                                        Chairman of the Board
                                        Chief Executive Officer, and Treasurer
                                        (Principal executive officer)


         Each person whose signature appears below hereby constitutes and appoints Steven Pomerantz his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                                     Title                                                 Date
                                              Chairman of the Board, Chief Executive                April 11, 2001
/s/ Steven A. Pomerantz                       Officer, and Treasurer
------------------------------------          (Principal executive officer)
Steven A. Pomerantz

/s/ Christopher Tisi                          President, Secretary, and Director                    April 12, 2001
-------------------------------------
Christopher Tisi*

/s/ Ted Alflen                                Director                                              April 12, 2001
------------------------------------
Ted Alflen*

William A. Husa                               Director                                              April 11, 2001
------------------------------------
William A. Husa*

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS



Independent Auditor's Report......................................................................................F-1 - F-2

Financial Statements:

   Balance Sheets as of December 31, 2000 and 1999................................................................F-3

   Statements of Operations for the years ended December 31, 2000 and 1999........................................F-4

   Statements of Changes in Stockholders' Equity for the years ended
      December 31, 2000 and 1999..................................................................................F-5

   Statements of Cash Flows for the years ended December 31, 2000 and 1999........................................F-6

Notes to Financial Statements ....................................................................................F-7 - F-14

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                   OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Health & Nutrition Systems International, Inc.

We have audited the accompanying balance sheet of Health & Nutrition Systems International, Inc., as of December 31, 2000, and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health & Nutrition Systems International, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with auditing principles generally accepted in the United States of America.


                                          /s/ DASZKAL BOLTON MANELA DEVLIN & CO.

Boca Raton, Florida
February 23, 2001

                            BUTNER & KAHLE, CPAs, PA
                                 PHILLIPS POINT
                     777 SOUTH FLAGLER DRIVE, SUITE 650 EAST
                            WEST PALM BEACH, FL 33401
                          561/659-5656 FAX 561/659-5757



                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Health & Nutrition Systems International, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Health & Nutrition Systems International, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health & Nutrition Systems International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Butner & Kahle CPAs

Butner & Kahle CPAs PA
West Palm Beach, Florida
May 1, 2000

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

====================================================================================================================================

                                                               ASSETS
                                                               ------
                                                                                                              December 31,
                                                                                                    -------------------------------
                                                                                                        2000               1999
                                                                                                    -----------         -----------
        Current assets:
 Cash                                                                                               $   125,585         $   154,246
 Restricted cash related to notes payable                                                               150,687                  --
 Accounts receivable, net                                                                               497,835             235,173
 Inventory                                                                                              299,556             120,326
 Prepaids and other current assets                                                                      168,454              66,239
                                                                                                    -----------         -----------
           Total current assets                                                                       1,242,117             575,984
                                                                                                    -----------         -----------

Property and equipment, net                                                                              92,219              49,402
                                                                                                    -----------         -----------

Other assets:
 Due from related parties                                                                                 5,431               8,146
 Deferred tax asset                                                                                       7,888                  --
 Other, net                                                                                               9,329              18,337
                                                                                                    -----------         -----------
           Total other assets                                                                            22,648              26,483
                                                                                                    -----------         -----------
           Total assets                                                                             $ 1,356,984         $   651,869
                                                                                                    ===========         ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities:
 Accounts payable                                                                                   $   447,604         $   227,305
 Accrued expenses                                                                                       122,377              10,945
 Due to related parties                                                                                     464              19,465
 Capital leases, current portion                                                                         19,819               6,994
 Note payable                                                                                           150,000                  --
                                                                                                    -----------         -----------
           Total current liabilities                                                                    740,264             264,709
                                                                                                    -----------         -----------

Capital leases, less current portion                                                                     22,511               6,327
                                                                                                    -----------         -----------

           Total liabilities                                                                            762,775             271,036
                                                                                                    -----------         -----------

Stockholders' equity:
      Common stock, $ 0.001 par value, authorized 30,000,000
        shares; 3,604,813 and 3,743,947 shares issued and
        outstanding at December 31, 2000 and 1999, respectively                                           3,605               3,744
      Additional paid-in capital                                                                        831,537             689,284
      Stock subscription receivable                                                                          --                (700)
      Accumulated deficit                                                                              (240,933)           (311,495)
                                                                                                    -----------         -----------
            Total stockholders' equity                                                                  594,209             380,833
                                                                                                    -----------         -----------
            Total liabilities and stockholders' equity                                              $ 1,356,984         $   651,869
                                                                                                    ===========         ===========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

                                                             December 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

Revenue                                              $ 5,404,253    $ 1,867,800

Cost of sales                                          1,472,528        729,994
                                                     -----------    -----------

Gross profit                                           3,931,725      1,137,806
                                                     -----------    -----------

Operating expense:
      General and administrative expense               2,217,971        901,417
      Advertising and promotion                        1,617,092        125,592
      Depreciation and amortization                       28,951         13,507
      Bad debts (recovery)                               (16,493)        80,138
                                                     -----------    -----------
                  Total operating expense              3,847,521      1,120,654
                                                     -----------    -----------

Income from operations                                    84,204         17,152
                                                     -----------    -----------

Other income (expense):
      Interest income                                      2,060          2,850
      Interest expense                                   (21,152)        (2,977)
      Other income (expense)                              (2,438)        11,256
                                                     -----------    -----------
                  Total other income (expense)           (21,530)        11,129
                                                     -----------    -----------

Income before income taxes                                62,674         28,281
                                                     -----------    -----------

Benefit (provision) for income taxes                       7,888             --
                                                     -----------    -----------

Net income                                           $    70,562    $    28,281
                                                     ===========    ===========

Net income per share - basic                         $      0.02    $      0.01
                                                     ===========    ===========
Net income per share - diluted                       $      0.02    $      0.01
                                                     ===========    ===========
Weighted average number of shares - basic              3,609,898      3,387,625
                                                     ===========    ===========
Weighted average number of shares - diluted            3,609,898      3,729,497
                                                     ===========    ===========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

====================================================================================================================================

                                                          Common Stock        Additional      Stock
                                                   ------------------------     Paid-In     Subscription  Accumulated
                                                     Shares        Amount       Capital      Receivable     Deficit         Total
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1998
(as previously reported)                            6,062,606    $    6,062    $  312,006    $   (1,027)   $ (339,776)   $  (22,735)

1-to-2 reverse stock split,
  effective August 2000                            (3,031,303)       (3,031)        3,031            --            --            --

Common stock issued for cash                          681,744           682       374,216            --            --       374,898

Common stock issued for services                       30,900            31            31            --            --            62

Collection of subscription receivable                      --            --            --           327            --           327

Net income - December 31, 1999                             --            --            --            --        28,281        28,281
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1999                          3,743,947         3,744       689,284          (700)     (311,495)      380,833

Common stock retired                                 (353,000)         (353)          353            --            --            --

Common stock warrants exercised                        25,366            25        25,339            --            --        25,364

Common stock cancelled and returned                    (6,000)           (6)      (17,994)           --            --       (18,000)

Subscription received                                      --            --            --           700            --           700

Common stock issued for services to
  consultants and employees                           194,500           195       134,555            --            --       134,750

Net income - December 31, 2000                             --            --            --            --        70,562        70,562
                                                   ----------    ----------    ----------    ----------    ----------    ----------


Balance, December 31, 2000                          3,604,813    $    3,605    $  831,537    $       --    $ (240,933)   $  594,209
                                                   ==========    ==========    ==========    ==========    ==========    ==========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

=====================================================================================


                                                                     December 31,
                                                               ----------------------
                                                                 2000         1999
                                                               ---------    ---------
 Cash flows from operating activities:
             Net income                                        $  70,562    $  28,281
             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
                Allowance for doubtful debts                     (16,952)          --
                Depreciation and amortization                     28,951       13,507
                Deferred tax asset                                (7,888)          --
                Common stock issued for services                 134,750           62
             (Increase) decrease in:
                Accounts receivable                             (232,919)    (203,886)
                Inventory                                       (179,230)      (7,467)
                Prepaids and other current assets               (102,215)     (64,173)
                Other assets                                      (2,437)     (11,763)
             Increase (decrease) in:
                Accounts payable                                 220,297      113,379
                Accrued expenses                                 112,409         (581)
                                                               ---------    ---------
Net cash provided by (used in) operating activities               25,328     (132,641)
                                                               ---------    ---------

Cash flows from investing activities:
             Investment in trademarks                             (2,194)      (1,747)
             Investment in certificates of deposit              (150,687)          --
             Purchases of property and equipment                 (32,628)     (45,592)
                                                               ---------    ---------
Net cash used in investing activities                           (185,509)     (47,339)
                                                               ---------    ---------

Cash flows from financing activities:
             Issuance of common stock, net                         7,364      374,898
             Subscription receivable                                 700           --
             Proceeds from financing                             150,000        5,152
             Repayment on capital leases                         (10,009)          --
             Repayments to related parties                       (16,535)     (82,629)
                                                               ---------    ---------
Net cash provided by financing activities                        131,520      297,421
                                                               ---------    ---------

Net increase (decrease) in cash                                  (28,661)     117,441

Cash, beginning of period                                        154,246       36,805
                                                               ---------    ---------

Cash, end of period                                            $ 125,585    $ 154,246
                                                               =========    =========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Health & Nutrition Systems International, Inc. ("HNS" or "the Company") markets and distributes weight management, energy and sports nutrition products to over 25,000 national and regional health, food, drug and mass market accounts as well as independent health and pharmacy accounts. The Company was incorporated in Florida on October 25th, 1993. HNS product sales consist of seven primary dietary supplements: Acutrim AM(R), Acutrim PM(R), Thin Tab(R), Carb Cutter(TM), Carbolizer(TM), Thin Tab Mahuang Free(TM), and On The Move(TM). The current markets are concentrated in North America and Puerto Rico. One manufacturer substantially produces all of the HNS dietary supplements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The restricted collateral deposits are invested in certificates of deposits, which mature within three months and are principally used as security for the note payable.

Use of Estimates
----------------

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

Depreciation and Amortization
-----------------------------

Property and equipment are carried at cost. Depreciation is provided using the straight-line or accelerated methods, over the estimated economic lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the expected lease term. The Company reviews the valuation of fixed and other assets and their remaining economic lives annually and adjusts depreciation and amortization accordingly.

Trademarks
----------

The Company records the costs of trademarks as intangible assets and amortizes their value over their estimated economic life.

Revenue Recognition
-------------------

Revenue is recognized at the date of shipment to customers. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs
-----------------

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising event takes place. Advertising and promotion expenses for years ending December 31, 2000 and 1999 were $1,617,092 and $125,592, respectively.

Basic Earnings Per Share
------------------------

Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the year.

Diluted Earnings Per Shares
---------------------------

Diluted earnings per share reflect the potential dilution that could occur if dilutive securities (stock options and stock warrants) to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company.

NOTE 3 - FACTORING  ARRANGEMENTS

The Company factors certain of its accounts receivable, without recourse, with a commercial finance company subsidiary of a bank. The factor purchases receivables for 97% of the face amount of certain invoices and the Company maintains a reserve account with the factor of 15% of the outstanding receivables held by the factor. The reserve account may be charged additional fees from 1% to 3% on invoices paid beyond the agreed to terms.

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded net of an allowance for doubtful accounts of $44,384 and $61,336 at December 31, 2000 and 1999, respectively.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has engaged in related party transactions with an individual who, at the time of the transactions, was an officer of the Company, but has since resigned. For years ended December 31, 2000 and 1999, the related party made aggregate purchases of approximately $163,969 and $136,944, respectively.

At December 31, 2000, the Company had outstanding payables to its stockholders/ director in the amount of $464. The transactions are summarized as follows:

                                                         December 31
                                               --------------------------------
                                                   2000                1999
                                               -----------         ------------

Balance at beginning of the period             $    19,464         $    104,109
Repayments during the period                       (19,000)             (84,645)
                                               -----------         ------------
Balance at the end of the period               $       464         $     19,464
                                               ===========         ============

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

                                                         December 31
                                               --------------------------------
                                                   2000                1999
                                               -----------         ------------
     Cash paid for interest                    $    21,152         $       2,500
                                               ===========         =============
     Cash paid for income tax                  $    50,000                    --
                                               ===========         =============

     Non-cash investing and financing activities:

     Capital lease obligations assumed         $    39,018         $      18,748
                                               ===========         =============
     Common stock issued for services          $   134,750         $          62
                                               ===========         =============

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying value of cash, accounts receivables, loans receivable, accounts payable and other payables approximates fair value because of their short maturities.


NOTE 8 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at December 31, 2000 and 1999:

                                                   2000                  1999
                                               -----------          ------------

     Furniture and equipment                   $    38,713         $     38,713
     Office equipment                               31,536               35,688
     Warehouse equipment                            24,349                4,982
     Computer equipment                             48,290               24,318
     Software                                       40,126                9,822
     Website development                             2,155                   --
     Leasehold improvements                          1,860                1,860
                                               -----------         ------------
                                                   187,029              115,383
     Less: accumulated depreciation                (94,810)             (65,981)
        Property and equipment, net            $    92,219        $      49,402
                                               ===========        =============

         Depreciation expense for the year ended December 31, 2000 and 1999 was $27,853 and $12,801, respectively.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 9 - NOTES PAYABLE
----------------------

On December 15, 2000 the Company received a short-term loan from a bank in the amount of $150,000. Interest accrues at a rate of 8.1% per annum and is collateralized by two certificates of deposits totaling $150,687. The note is payable in eleven installments of $2,500 plus accrued interest beginning January 15, 2001. The remaining unpaid principal and accrued interest is due December 15, 2001.

NOTE 10 - LEASE COMMITMENTS
---------------------------

         The Company leases office and warehouse space in Riviera Beach, Florida. Rent expense for the years ended December 31, 2000 and 1999 was $24,234 and $41,654, respectively. The Company also leases various equipment. Lease expense for the years ended December 31, 2000 and 1999 was $27,023 and $4,467, respectively.

         Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized. The obligations under capital leases are at fixed rates ranging from 10% to 23% and are collateralized by the corresponding equipment.

Property under capital leases at December 31, 2000 consisted of the following:

                                                   2000                  1999
                                               -----------          ------------

          Machinery and equipment              $    59,502          $    21,048
          Less: accumulated amortization           (13,149)              (4,209)
                                               -----------          -----------
               Total                           $    46,353          $    16,839
                                               ===========          ===========

         Future minimum rentals for property under operating and capital leases at December 31, 2000 are as follows:

                                                 Capita               Operating
             Year Ending December 31,            Lease                 Leases
         ---------------------------------     -----------          ------------

                    2001                       $    26,142          $    72,019
                    2002                            23,503               72,019
                    2003                             1,419               62,564
                    2004                                --               23,008
                  Thereafter                            --                7,481
                                              ------------          -----------
          Total minimum lease obligation            51,064              237,091
            Less: interest                          (8,734)                  --
                                              ------------          -----------
            Present value of total minimum
               payments                             42,330          $   237,091
            Less: current portion                  (19,819)         ===========
                                              ------------
               Non-current portion            $     22,511
                                              ============

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 11 - STOCKHOLDERS EQUITY

On August 25, 2000, the Company's Board of Directors authorized a 1-for-2 reverse stock split of its common stock, to stockholders of record on July 12, 2000. The par value per share of common stock remained unchanged, and the additional paid in capital was adjusted. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

During the year ended December 31, 2000, the Company issued its common stock for cash and in exchange of services as follows:

         The Company issued 194,500 shares of common stock to consultants and employees during the year ended December 31, 2000, for professional services rendered, valued at $134,750.

         The Company retired and/or cancelled 359,000 shares of common stock during 2000, resulting in a net decrease in equity of $18,000.

         25,364 warrants were exercised during 2000 for $25,364.

During the year ended December 31, 1999, the Company issued the following common stock:

         The Company issued 681,744 shares of common stock and 341,872 warrants resulting from a private placement offering. The Company received proceeds of $374,898, net of costs.

         Further, the Company issued 30,900 shares of common stock in exchange for services.


NOTE 12 - LEGAL MATTERS
-----------------------

         The Company has filed a Complaint for Declaratory Relief in reference to the effectiveness of various Stock Purchase Agreements among shareholders, the cancellation of certain shares and the rightful ownership of these shares. The uncertainty affects 700,000 shares of common stock not included in the outstanding shares. Depending on the outcome of the action, the number of outstanding shares may increase causing dilution of the present shareholders.

         The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

NOTE 13 - CONCENTRATIONS
------------------------

         Credit Risk
         -----------

         Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company's officers have attempted to minimize this risk by monitoring the companies for which it provided credit.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

         NOTE 13 - CONCENTRATIONS, continued

         The Company maintains bank accounts at various financial institutions. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. At December 31, 2000, the amount that exceeded the insured limit was $137,935.

         Product Liability
         -----------------

         The Company is insured to the extent of $5 million for product liability claims and uses vendors who are also insured. There is a risk that certain vendors may not have sufficient product liability insurance or may lose their insurance, or the Company may not be able to insure at reasonable cost. In any of these events, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company.

         Significant Customers
         ---------------------

         Revenues derived from two significant customers: a nationwide chain of nutrition centers and a nationwide chain of pharmacy stores. Sales to these customers represent $2,853,000 (52%) and $986,000 (53%) in the years ended December 31, 2000 and 1999, respectively.

         Significant Supplier
         --------------------

         The Company receives 100% of its products from one manufacturer of herbal and dietary supplements, located in Caldwell, New Jersey.

         NOTE 14 - INCOME TAXES
         ----------------------

         Income tax (benefit) consists of the following:

                                                   2000                  1999
                                               -----------          -----------

         Current                               $        --          $        --
         Deferred                                   (7,888)                  --
                                               -----------          -----------
          Provision (benefit) for income taxes $    (7,888)         $        --
                                               ===========          ===========

         Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                         2000           1999
                                                     ----------     -----------


Deferred tax asset:
     Allowance for doubtful accounts                 $       --     $     9,068
     Inventory allowance differences                      2,321              --
     Litigation costs related to capital                  4,000              --
     Net operating losses                                 4,957           9,470
     Stock issued for services                               --          22,319
                                                     ----------     -----------
Total deferred tax assets                                11,278          40,857
                                                     ----------     -----------
Deferred tax liabilities:
     Allowance for doubtful accounts differences         (3,390)             --
                                                     ----------     -----------
Net deferred tax asset before valuation allowance         7,888          40,857


Valuation allowance                                          --         (40,857)
                                                     ----------     -----------
Net deferred tax assets                              $    7,888     $        --
                                                     ==========     ===========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

         NOTE 14 - INCOME TAXES, continued
         ---------------------------------

         A reconciliation of income tax expense (benefit) provided at a combined federal and state statutory rate of 20% to income tax expense is as follows:

                                                         2000           1999
                                                     ----------     -----------

        Taxes computed at combined federal and
          state tax rate                             $   12,535     $     5,656
        Non-deductible expenses                           6,297          22,319
        Net operating loss benefit                      (25,089)        (27,975)
        Other                                            (1,631)             --
                                                     ----------     -----------
                                                     $   (7,888)    $        --
                                                     ==========     ===========

         As of December 31, 2000, the Company had an unused net operating loss carry forward of $24,786 available for use on its future corporate federal income tax returns. This net operating loss carry forward expires in 2018.

         NOTE 15 - STOCK OPTIONS
         -----------------------

         The non-qualified stock option plan adopted by the Company in May 1998, authorized the Company to grant up to 2,500,000 shares of common stock. Pursuant to the reverse stock split during the fiscal year 2000, the plan authorized the Company to grant 1,082,500 of its common shares.

         During the year ended December 31, 2000, the Company granted 710,000 stock options to certain employees and consultants. The stock options were substantially granted prior to the Company trading on the Over the Counter Bulletin Board. The weighted average fair value of options granted during the year ended December 31, 2000 is estimated on the date of the grant, using the Black-Scholes option-pricing method. The weighted average grant-date fair value of the options is $0.14.

         The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $703 in compensation expense.

         During the year ended December 31, 2000, 670,000 options were granted to officers and directors of the Company at exercise prices ranging from $0.50 to $0.88 per share.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings for the year ended December 31, 2000 would have been decreased by $43,168. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

                           Risk-free interest rate                     6.5%
                           Expected life (years)                       Various
                           Expected volatility                         N/A
                           Expected dividends                          None

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 15 - STOCK OPTIONS, continued

A summary of options during the years ended December 31, 2000 and 1999 is shown below:

                                                            December 31, 2000                        December 31, 1999
                                                 ---------------------------------------  ---------------------------------------
                                                      Number           Weighted-Average         Number         Weighted-Average
                                                     of Shares         Exercise Price         of Shares         Exercise Price
                                                 ------------------   ------------------  -------------------  ------------------

     Outstanding at beginning of year                      -              $    --                   --             $    --
     Granted                                         710,000                 0.14              167,500                0.34
     Exercised                                             -                   --             (167,500)              (0.34)
     Forfeited                                             -                   --                   --                  --
                                                    --------              -------            ---------             -------
     Outstanding at December 31                      710,000              $  0.14                   --             $    --
                                                    ========              =======            =========             =======
     Exercisable at December 31                      275,850                                        --
                                                    ========                                 =========
     Available for issuance at December 31           372,000                                 1,082,500
                                                    ========                                 =========

At December 31, 2000, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

          Net income
            As reported                                         $ 70,562
                                                                ========
            Pro forma                                           $ 27,394
                                                                ========
          Earnings per share
            As reported                                          $ 0.019
                                                                ========
            Pro forma                                            $ 0.008
                                                                ========

NOTE 16 - SUBSEQUENT EVENTS
---------------------------


         On January 12, 2001, Health & Nutrition Systems International, Inc. purchased the Heritage Consumer Products, LLC "Acutrim" trademark and outstanding inventory of its Acutrim Natural AM and Acutrim Natural PM products for approximately $180,000, pursuant to a secured party's bill of sale from Heritage Consumer Products' lender, Fleet National Bank. In connection with the purchase, Heritage Consumer Products assigned to Health and Nutrition Systems all of its rights, title and interest in the "Acutrim" trademark and two related trademarks.

On January 12, 2001 the Company received a short-term loan from a bank in the amount of $100,000. Interest accrues at 7.73% per annum and is personally guaranteed by the Company's Chief Executive Officer. The loan matures January 12, 2002.

NOTE 17 - RECLASSIFICATIONS
---------------------------

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 financial statement presentation. These reclassifications have no effect on reported net income.



Index to Exhibits
-----------------

Exhibit Number        Description of Document
--------------        -----------------------

       3.1(a)         Articles of Incorporation (1)
       3.1(b)         Articles of Amendment to the Articles of Incorporation(1)
       3.1(c)         Articles of Amendment to Articles of Incorporation (1)
       3.1(d)         Articles of Amendment to Articles of Incorporation
        3.2           By-Laws (1)
        3.3           Amendment to the Restated ByLaws of the Company dated September 25, 2000
        3.4           Amendment to the Restated ByLaws of the Company dated November 10, 2000
        10.1          Employment  Agreement  between the Company and Steven  Pomerantz  dated  September 30,
                      1999(1)
        10.2          Employment  Agreement  between the Company and  Christopher  Tisi dated  September 30,
                      1999(1)
        10.3          Factoring Agreement between  NationsBank  Business Finance Corporation and the Company
                      dated November 3, 1998(2)
        10.4          Addendum to  Factoring  Agreement  between  Banc of America  Business  and the Company dated March 6, 2000
        10.5          Lease Agreement with Fred Keller, Trustee, dated  __November, 2000
        10.6          Lease Agreement with Fred Keller, Trustee dated __January 2001
        10.7          Secured  Party's  Bill of Sale  between  Fleet  National  Bank and the  Company  dated
                      January 12, 2001(3)
        10.8          Trademark  Assignment  from  Heritage  Consumer  Products,  LLC to the  Company  dated
                      January 12, 2001(3)
        10.9          Agreement between the Company and Steven Pomerantz dated January 12, 2001(3)
       10.10          Amendment to US Corporate  Services,  Inc.  Agreement  with the Company dated February
                      16, 2001
       10.11          Shareholders'  Agreement  among Tony D'Amato,  Chris Tisi,  and the Company dated July
                      13, 2000(4)
       10.12          Irrevocable Proxy dated July 13, 2000(4)
       10.13          Waiver dated January 31, 2001(4)
       10.14          Joint Filing Agreement dated February 13, 2001(4)
        16.1          Letter from Butner & Kahle, CPA dated September 6, 2000(4)
         24           Power of Attorney*


(1) Incorporated by reference to the registration statement on form 10-SB, File No. 000-29245, as amended, as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Incorporated by reference to the registration statement on form 10-SB, File No. 000-29245, as amended, as filed with the Securities and Exchange Commission on May 11, 2000.

(3) Previously filed with the Company's form 8-K, dated January 26, 2001, and incorporated by reference.

(4) Previously filed with the Joint Schedule 13D filed by Christopher Tisi, Steven Pomerantz, Tony D'Amato, and Tony F. Musso on February 14, 2001, and incorporated by reference.

* Included on Signature Page