Form 10QSB
period 2001-03-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2001-05-15
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                           Commission File No. 0-29245

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

           Florida                                    65-0452156
           -------                                    ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

          3750 Investment Lane, Suite 5, West Palm Beach, Florida 33407
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 863-8446
                                 --------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
              ----------------------------------------------------
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of Common Stock as of May 11, 2001.


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

PART I - FINANCIAL INFORMATION....................................................................................1
   Item 1.        Financial Statements............................................................................1
                  Condensed  Statements  Of  Operations  (Unaudited)  for the three  months ended
                  March 31, 2001 and 2000.........................................................................2
                  Condensed  Statements  Of Cash Flows  (Unaudited)  for the three  months  ended
                  March 31, 2001 and 2000.........................................................................3
                  Notes To Condensed Financial Statements.........................................................4
   Item 2.        Management's  Discussion  and  Analysis of Financial  Condition  and Results of
                  Operations......................................................................................6

PART II - OTHER INFORMATION.......................................................................................7
   Item 1.        Legal Proceedings...............................................................................7
   Item 2.        Changes in Securities and Use of Proceeds.......................................................8
   Item 3.        Defaults Upon Senior Securities.................................................................8
   Item 4.        Submission of Matters to Vote of Security Holders...............................................8
   Item 5.        Other Information...............................................................................8
   Item 6.        Exhibits and Reports on Form 8-K................................................................9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================

                                     ASSETS
                                                                          March 31, 2001
                                                                          --------------
Current assets:
 Cash                                                                      $    79,618
 Restricted cash related to notes payable                                      150,687
 Accounts receivable, net                                                      810,561
 Inventory                                                                     271,920
 Prepaids and other current assets                                             165,831
                                                                           -----------
                  Total current assets                                       1,478,617
                                                                           -----------
Property and equipment, net                                                     86,840
                                                                           -----------
Other assets:
 Due from related parties                                                        5,431
 Other assets, net                                                              33,475
                                                                           -----------
                  Total other assets                                            38,906
                                                                           -----------
                  Total assets                                             $ 1,604,363
                                                                           ===========

Current liabilities:
 Accounts payable                                                          $   604,797
 Accrued expenses                                                               60,436
 Notes payable                                                                 239,167
 Capital leases, current portion                                                20,772
                                                                           -----------
                  Total current liabilities                                    925,172
                                                                           -----------
Capital leases, less current portion                                            17,545
                                                                           -----------
Stockholders' equity:
 Common stock, $0.001 par value, 30,000,000 shares authorized; 3,632,813
 shares issued and outstanding                                                   3,633
 Additional paid-in capital                                                    857,259
 Retained earnings                                                            (199,246)
                                                                           -----------
                  Total stockholders' equity                                   661,646
                                                                           -----------
                  Total liabilities and stockholders' equity               $ 1,604,363
                                                                           ===========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
================================================================================



                                                        Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2001             2000
                                                     -----------     -----------

Revenue                                              $ 1,505,084     $ 1,367,460

Cost of sales                                            499,044         402,036
                                                     -----------     -----------

Gross profit                                           1,006,040         965,424
                                                     -----------     -----------

Operating expense:
   General and administrative expenses                   917,318         619,435
   Depreciation and amortization expenses                  8,261           9,198
                                                     -----------     -----------
Total operating expenses                                 925,579         628,633
                                                     -----------     -----------

Income from operations                                    80,461         336,791
                                                     -----------     -----------

Interest income                                            2,040          13,003

Interest expense                                          (8,578)             --
                                                     -----------     -----------

Profit  before income taxes                               73,923         349,794

Provision for income taxes                                32,235         102,864
                                                     -----------     -----------

Net profit                                           $    41,688     $   246,930
                                                     ===========     ===========


Net profit per share - basic                         $      0.01     $      0.07
                                                     ===========     ===========
Net profit per share - diluted                       $      0.01     $      0.07
                                                     ===========     ===========
Weighted average number of shares - basic              3,608,935       3,394,947
                                                     ===========     ===========
Weighted average number of shares - diluted            3,807,735       3,736,819
                                                     ===========     ===========

            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================



                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------

 Net cash provided by (used in) operating activities     $(102,773)   $  30,391
                                                         ---------    ---------

 Cash flows from investing activities:
              Repurchase of common stock                        --       (3,000)
              Purchase of trademark                        (25,000)          --
              Purchase of property and equipment            (2,883)     (46,340)
                                                         ---------    ---------
 Net cash used in investing activities                     (27,883)     (49,340)
                                                         ---------    ---------

 Cash flows from financing activities:
              Proceeds on issuance of common stock              --        4,000
              Proceeds on line of credit                   100,000           --
              Payments on lines of credit                  (10,834)
              Proceeds on capital leases                        --       21,612
              Payments on capital leases                    (4,013)      (1,748)
              Payments to related parties                     (464)      (3,000)
                                                         ---------    ---------
Net cash provided by financing activities                   84,689       20,864
                                                         ---------    ---------

 Net increase (decrease) in cash                           (45,967)       1,915

 Cash at beginning of period                               125,585      154,247
                                                         ---------    ---------

 Cash at end of period                                   $  79,618    $ 156,162
                                                         =========    =========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2000, found in the Company's Form 10-KSB.


NOTE 2 - NOTES PAYABLE
----------------------

In December 15, 2000 the Company received a short-term loan from a bank. Interest accrues at 8.1% per annum and the note is collateralized by two certificate of deposits totaling approximately $150,000. The unpaid balance at March 31, 2001 was $142,500.

On January 12, 2001, the Company received a short-term loan from a bank in the amount of $100,000. Interest accrues at a rate of 7.73% per annum and is personally guaranteed by Mr. Steve Pomerantz. The loan matures January 12, 2002. The balance at March 31, 2001 was $96,667.


NOTE 3 - PURCHASE OF ASSETS
---------------------------

On January 12, 2001, Health & Nutrition Systems International, Inc. purchased the Heritage Consumer Products, LLC "Acutrim" trademark for $25,000 and outstanding inventory of its Acutrim Natural AM and Acutrim Natural PM products for $155,000 from Fleet National Bank. In connection with the purchase, Heritage Consumer Products assigned to Health & Nutrition Systems International, Inc., all of it rights, title and interest in the "Acutrim" trademark and two related trademarks. Accumulated amortization on the "Acutrim" trademark was $416 at March 31, 2001.


NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

During the three months ended March 31, 2001, the Company issued 25,000 shares of common stock to consultants as payment for services. The Company recorded compensation for professional services of $25,750. In May 2001, the parties agreed to terminate the consulting contract and the consultant has agreed to return the shares of common stock. The execution of the same is expected to occur in the near future.

3,000 shares previously cancelled in error were re-issued at March 22, 2001.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 5 - INCOME TAXES
---------------------

Income tax provision consists of the following:

                                                  2001                2000
                                                  ----                ----

     Current                                 $    24,347         $    102,864
     Deferred                                         --                   --
                                             -----------         ------------
                                             $    24,347         $    102,864
                                             ===========         ============

Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets as of March 31, 2001 and 2000 are as follows:

                                                  2001                2000
                                                  ----                ----

     Deferred tax asset:
       Net operating losses                  $         -         $      9,470
       Stock issued for services                       -               22,319
                                             -----------         ------------
     Total deferred tax asset                          -               31,789

     Deferred tax liabilities                          -                    -
                                             -----------         ------------

     Net deferred tax asset before
       valuation allowance                            -               31,789
                                             -----------         -----------

     Valuation allowance                                             (31,789)
                                             -----------         -----------

     Net deferred tax assets                 $        -          $         -
                                             ===========         -----------

A reconciliation of income tax expense (benefit) provided at a combined federal and state statutory rate of 39.5% to income tax expense is as follows:

                                                  2001                2000
                                                  ----                ----

     Taxes computed at combined federal
       and state tax rate                    $    33,150         $    138,169

     Non-deductible expenses                         987                4,202

     Net operating loss benefit                   (9,790)             (39,507)
                                             -----------         ------------
                                             $    24,347         $    102,864
                                             ===========         ============

As of March 31, 2001, the Company had used the net operating loss carry forward of $24,786 available for use on its future corporate federal income tax returns.

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

NET SALES:

         Net sales for the three months ended March 31, 2001 were $1,505,084, an increase of $137,624 or 10%, compared to net sales of $1,367,460 for the three months ended March 31, 2000. The increase in net sales was primarily due to new orders for the recently acquired Acutrim(R) Natural AM and PM products. The increases in net sales was also due to increases in sales from Walgreens, Rite Aid, Target, and CVS, which were partially offset by a decrease in sales from GNC, which was our largest account in 2000. Chain store sales accounted for $1,379,283 or 92% of our sales during the quarter. HNS Direct (sales direct to the independent retailer) were $75,696 or 5% of our sales during the quarter. Rite Aid accounted for $246,817 or 16 % of sales for the quarter, Walgreens accounted for $173,076 or 11% of sales for the quarter, Target accounted for $160,573 or 11% of sales for the quarter. No other account represented more than 10% of sales during the quarter. Carbcutter(TM) and Acutrim(R) are expected to establish additional shelf positions in regional and national accounts in 2001. Sales growth is contingent on competition, marketing expenditures, the economy as a whole and the continued market acceptance of Carbcutter(TM) and Acutrim(R). Carbolizer(TM) and Fatcutter(TM) are in the introductory phase and, therefore, no projections can be made for either new product.

COST OF SALES:

         Cost of sales for the three months ended March 31, 2001 was $499,044 or 33% of net sales, compared to $402,036 or 29% of net sales for the three months ended March 31, 2000. The increase in cost of sales as a percent of net sales was primarily attributable to new sales from recently acquired Acutrim(R),which has a higher cost of goods as a percent of net sales compared to Carbcutter(TM). We expect cost of goods sold as a percent of net sales to decrease if there is market acceptance of our new products Carbolizer(TM) and Fatcutter(TM). Also, cost of goods sold as a percent of net sales could decrease if Carbcutter(TM) sales increase at a faster rate than Acutrim(R) sales.

GROSS PROFIT:

         Gross profit for the three months ended March 31, 2001 was $ 1,006,040 an increase of $40,616 or 4 %, compared to gross profit of $965,424 for the three months ended March 31, 2000. As a percent of net sales, gross profit was 67 % for the three months ended March 31, 2001, compared to 70 % for the three months ended March 31, 2000. The increase in gross profit dollars is a result of new sales from Acutrim(R) . The decrease in gross profit as a percent of sales is primarily due to the lower gross profit margin of Acutrim(R).

OPERATING EXPENSES:

         Operating expenses were $925,579 for the three months ended March 31, 2001, representing an increase of $296,946, compared to $628,633 for the three months ended March 31, 2000. As a percent of net sales, operating expenses were 61% for the three months ended March 31, 2001, compared to 46% for the three months ended March 31, 2000. The increase in operating expenses was primarily attributable to higher co-op, slotting fees, sales promotion and advertising expenditures for the first quarter of 2001 verses co-op, slotting fees, sales promotion and advertising expenditures for the first quarter 2000.

NET PROFIT FROM OPERATIONS:

         Net profit from operations was $41,688 or $.01 per share for the three months ended March 31, 2001, as compared to a net profit from operations of $246,930 or $.07 per share for the three months ended March 31,2000. The decrease in income from operations for the quarter was primarily due to higher co-op, slotting fees, sales promotion and advertising expenditures during the quarter.

LIQUIDITY & CAPITAL RESOURCES:

         At March 31, 2001, we had a working capital surplus of $553,445 compared to a $487,566 working capital surplus at March 31,2000. Net cash used in operating activities for the three months ended March 31, 2001 was $($102,773) compared to $30,391 provided by operating activities for the period ending March 31,2000. The resulting decrease in cash is due to greater increases in inventory and accounts receivable compared to accounts payable. Cash used in investing activities was $($27,883) for the three months ended March 31, 2001 compared to $ ($49,340) used in investing activities for the three months ending March 31, 2000. Cash used for investing activities in the first quarter 2001 was mainly applied to the purchase of the Acutrim trademark. Cash used in the first quarter of 2000 was mainly used for the purchase of equipment. Net cash provided by financing activities for the three months ended March 31, 2001 was $84,689 as compared to $20,864 cash used in financing activities for the period ending March 31, 2000. During the three months ending March 31, 2001, the Company received a $100,000 loan, and $10,834 has been repaid with regard to all loans. Payments were also made on capital leases.

         We sell the majority of our accounts receivable to "factors" at a discount because we do not have sufficient working capital to wait thirty to ninety days to collect these accounts ourselves. We expect to continue to factor our large pharmacy chain accounts and large health food store accounts in order to support our working capital requirements. We are dependent on factoring our receivables in order to support our working capital needs. There is no assurance that we will be able to factor our accounts receivable in the future at commercially reasonable discount rates that will provide us sufficient working capital or allow us to make a profit. Inability to factor our receivables on commercially reasonable terms could have a material adverse effect on our results of operations.

         We may need to raise additional capital in order to expand our inventory levels, product lines and sales in the future, to the extent internal cash flow, supplier credit lines and factoring arrangements are not sufficient. We may attempt to raise additional equity or capital, either through private placements or asset based loans. Additional capital would be directed to expansion of inventory, improved recognition of the Company name and its brands, development of our e-commerce site, participation in additional trade shows and additional advertising for our new products. We have no current arrangements with respect to sources of additional equity financing and there can be no assurance that additional equity or debt financing will be available to us on commercially reasonable terms, or at all.


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

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.

The Company has previously reported that it and three of its officers were sued in state court by KMS-Thin Tab 100, Inc. ("KMS"). On May 8, 2001, a judge sitting in the Fifteenth Judicial Circuit of Florida in and for Palm Beach County granted HNS's motion to dismiss all counts in KMS's complaint (against the Company and its officers) without prejudice.

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

Item 2.  Changes in Securities and Use of Proceeds.

On March 23, 2001, we issued 25,000 shares of common stock to TKO International, Inc., in anticipation of entering into a consulting agreement with TKO for consulting services to be rendered by TKO. The fair market value of our common stock at March 23, 2001 was $1.03 per share. The exemption relied upon by the Company for these transactions is Section 4(2) of the Securities Act of 1933. The parties have subsequently agreed to terminate discussions regarding a possible consulting agreement, and the Company has requested that TKO return those shares for cancellation. TKO has verbally agreed to return the shares and the execution of documents relating to the same is expected to occur in the near future.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

Item 5.    Other Information.

           The Company mailed its proxy statement and copies of its annual report to Shareholders on May 11, 2001, in anticipation of holding its 2001 Annual Meeting of Shareholders. The annual meeting will be held on Monday, June 11, 2001, at 9:00 a.m., Eastern Time, at the Hilton Hotel, 150 Australian Avenue, West Palm Beach, Florida 33406.

           On May 14, 2001, the Company issued a press release to announce that Fatcutter(TM) Plus is now being marketed for retail sale.

Item 6.    Exhibits and Reports on Form 8-K.

         (a)    Index and Exhibits

                None.

         (b) Reports on Form 8-K during the fiscal quarter ended March 31, 2001.

                The Registrant filed a report dated January 12, 2001 on Form 8-K on January 12, 2001, reporting an Item 2 event.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:   May 14, 2001

                                    HEALTH & NUTRITION SYSTEMS
                                    INTERNATIONAL, INC., a Florida corporation


                                    /s/Steven Pomerantz
                                    -------------------------------------------
                                    Steven Pomerantz
                                    Chief Executive Officer and Treasurer