Form 10QSB
period 2001-06-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2001-08-14
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                           Commission File No. 0-29245
                                               -------

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Florida                                    65-0452156
   (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                          Number)

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,612,813 shares of Common Stock as of August 10, 2001.


Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX



                                                                           Page
                                                                           ----

Facing Sheet..........................................................Cover Page
Index.................................................................     i
Part I - Financial Information                                             1
      Item 1. Financial Statements (unaudited)
         Condensed Balance Sheet
              June 30, 2001 ..........................................     2
         Condensed Statements of Operations
              Three months and six months ended June 30, 2001 and
              June 30, 2000...........................................     3
         Condensed Statements of Cash Flows
              Six months ended June 30, 2001 and June 30, 2000........     4
         Notes to Condensed Financial Statements......................   5 - 6
      Item 2.  Management's  Discussion and Analysis of Financial
                  Conditions and Results of Operations................   7 - 10
Part II - Other Information
      Item 1. Legal Proceedings.......................................    10
      Item 2. Changes in Securities...................................    10
      Item 3. Defaults Upon Senior Securities.........................    11
      Item 4. Submission of Matters to a Vote of Security Holders.....    11
      Item 5. Other Information.......................................    11
      Item 6. Exhibits and Reports on Form 8-K........................    11
Signature.............................................................    12

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)

================================================================================

                                     ASSETS
                                     ------
                                                                      June 30, 2001
                                                                      ------------
  Current assets:
   Cash                                                                $    68,490
   Restricted cash related to notes payable                                150,687
   Accounts receivable, net                                                474,328
   Inventory                                                               321,155
   Prepaids and other current assets                                       112,598
                                                                       -----------
                    Total current assets                                 1,127,258
                                                                       -----------
  Property and equipment, net                                               80,305
                                                                       -----------
  Other assets:
   Due from related parties                                                  5,431
   Deferred tax asset                                                       50,550
   Other assets, net                                                        35,170
                                                                       -----------
                    Total other assets                                      91,151
                                                                       -----------
                    Total assets                                       $ 1,298,714
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

  Current liabilities:
   Accounts payable                                                    $   748,584
   Accrued expenses                                                        124,177
   Notes payable                                                           226,667
   Capital leases, current portion                                          20,772
                                                                       -----------
                    Total current liabilities                            1,120,200
                                                                       -----------
  Capital leases, less current portion                                      10,644
                                                                       -----------
  Stockholders' equity:
   Common stock, $0.001 par value, 30,000,000 shares
     authorized; 3,609,813 shares issued and outstanding                     3,610
   Additional paid-in capital                                              831,532
   Accumulated deficit                                                    (667,272)
                                                                       -----------
                    Total stockholders' equity                             167,870
                                                                       -----------
                    Total liabilities and stockholders' equity         $ 1,298,714
                                                                       ===========

            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

================================================================================

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                          June 30,
                                            ----------------------------      ----------------------------
                                                2001             2000             2001            2000
                                            -----------      -----------      -----------      -----------
Revenue                                     $ 1,435,227      $ 1,458,974      $ 2,940,311      $ 2,826,434

Cost of sales                                   457,980          311,109          957,024          713,145
                                            -----------      -----------      -----------      -----------

Gross profit                                    977,247        1,147,865        1,983,287        2,113,289
                                            -----------      -----------      -----------      -----------

Operating expense:
    General and administrative
    expenses                                  1,504,797        1,031,496        2,422,115        1,648,450
    Depreciation and amortization
    expenses                                      9,176            2,277           17,437               --
                                            -----------      -----------      -----------      -----------
Total operating expenses                      1,513,973        1,033,773        2,439,552        1,648,450
                                            -----------      -----------      -----------      -----------

Income (loss) from operations                  (536,726)         114,092         (456,265)         464,839
                                            -----------      -----------      -----------      -----------

Interest income                                      --               --            1,713            2,532

Interest expense                                 (6,197)              --          (14,448)          (3,484)
                                            -----------      -----------      -----------      -----------

Profit (loss) before income taxes              (542,923)         114,092         (469,000)         463,887

Benefit (provision) for income taxes             74,897           65,438           42,662          (37,427)
                                            -----------      -----------      -----------      -----------

Net profit (loss)                           $  (468,026)     $   179,530      $  (426,338)     $   426,460
                                            ===========      ===========      ===========      ===========


Net profit (loss) per share - basic         $     (0.13)            0.03            (0.12)            0.06
                                            ===========      ===========      ===========      ===========
Net profit (loss) per share - diluted       $     (0.13)            0.02            (0.12)            0.06
                                            ===========      ===========      ===========      ===========
Weighted average number of shares - basic     3,605,813        6,901,334        3,605,813        7,122,986
                                            ===========      ===========      ===========      ===========
Weighted  average  number of shares -
diluted                                       3,605,813        7,243,206        3,605,813        7,464,858
                                            ===========      ===========      ===========      ===========

            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

================================================================================

                                                                            Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     ---------            ---------
Net cash provided by (used in) operating activities                  $ (93,104)           $ 355,176
                                                                     ---------            ---------
Cash flows from investing activities:
   Purchase of trademark                                               (25,000)                  --
   Purchase of property and equipment                                   (4,531)             (15,550)
                                                                     ---------            ---------
Net cash used in investing activities                                  (29,531)             (15,550)
                                                                     ---------            ---------

Cash flows from financing activities:
   Proceeds on issuance of common stock                                     --                7,363
   Proceeds on line of credit                                          100,000                   --
   Payments on lines of credit                                         (23,334)                  --
   Payments on capital leases                                          (10,913)             (10,291)
   Payments to related parties                                            (213)              (6,000)
                                                                     ---------            ---------
Net cash provided by (used in) financing activities                     65,540               (8,928)
                                                                     ---------            ---------

Net increase (decrease) in cash                                        (57,095)             330,698

Cash at beginning of period                                            125,585              154,247
                                                                     ---------            ---------

Cash at end of period                                                $  68,490            $ 484,945
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2000, found in the Company's Form 10-KSB.


NOTE 2 - NOTES PAYABLE
----------------------

On December 15, 2000 the company received a short-term loan from a bank. Interest accrues at 8.1% per annum and the note is collateralized by two certificates of deposit totaling approximately $150,000. The unpaid balance at March 31, 2001 was $142,500.

On January 12, 2001 the Company received a short-term loan from a bank in the amount of $100,000. Interest accrues at a rate of 7.73% per annum and is personally guaranteed by the Company's Chief Executive Officer. The loan matures January 12, 2002. The balance at June 30, 2001 was $91,667.


NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

During the three months ended March 31, 2001, the Company issued 25,000 shares of common stock to consultants as payment for services. The Company recorded compensation for professional services of $25,750. In May 2001, the parties terminated the consulting contract and the consultant returned the shares of common stock.

In June 2001, the Company issued 5,000 shares of common stock to a consultant for professional services rendered. The Company recorded a compensation expense of $1,300.

NOTE 4 - INCOME TAXES
---------------------

Income tax provision consists of the following at June 30:

                                                    2001                2000
                                                  --------            --------
    Current                                       $     --           $ 107,034
    Deferred                                       (42,662)            (28,750)
    Decrease in valuation allowance                     --             (40,857)
                                                  --------            --------
       Provision (benefit) for income taxes       $(42,662)          $  37,427

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

--------------------------------------------------------------------------------
NOTE 4 - INCOME TAXES (continued)


Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets as of June 30, 2001 and 2000 are as follows:
                                                           2001        2000
                                                         --------    --------
    Deferred tax asset:
       Net operating losses                             $  50,550    $ 21,599
       Stock issued for services                               --      48,008
                                                         --------    --------
    Total deferred tax asset                               50,550      69,607
                                                        ---------    --------
    Deferred tax liabilities
                                                               --          --
                                                        ---------     -------
    Net deferred tax asset before valuation allowance      50,550      69,607
    Valuation allowance                                        --          --
                                                        ---------     -------
    Net deferred tax assets                             $  50,550    $ 69,607
                                                        =========    ========

A reconciliation of income tax expense (benefit) provided at a combined federal and state statutory rate of 39.5% to income tax expense is as follows:

                                                           2001        2000
                                                         --------    --------
    Taxes computed at combined federal and state
      tax rate                                          $      --    $197,152
    Change in valuation allowance                              --     (40,857)
    Net operating loss benefit                            (51,814)    (62,552)
    Other, net                                              9,152     (56,316)
                                                         --------    --------
                                                         $(42,662)   $ 37,427

As of June 30, 2001, the Company had used the net operating loss carry forward of $131,175 available for use on its future corporate federal income tax returns.

NOTE 5 - LEGAL MATTERS
----------------------

The Company has filed a Complaint for Declaratory Relief in reference to the effectiveness of various Stock Purchase Agreements among shareholders, the cancellation of certain shares and the rightful ownership of these shares. The uncertainty affects 335,000 shares of common stock (after the reverse stock split) not included in the outstanding shares. Depending on the outcome of the action, the number of outstanding shares may increase causing dilution of the present shareholders. During the three months ended June 30, 2001, the defendents filed a counterclaim. The Company has moved to dismiss the counterclaim.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

OVERVIEW

Since the beginning of the year, we have been reviewing our strategic plan for the Company to ensure that we are properly diversified to minimize the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to our Company or any of our products or any other cause of reduced sales either for a particular product or in a particular area. The result has been our launch of our Acutrim, Fat Cutter and Carbolizer products, thereby beginning to establish increased product diversification. This has, concomitantly, meant the dedication of approximately $450,000 in marketing funds to support the launch of these new products. Simultaneously, we have worked to decrease our reliance on any single vendor. The result thus far shows a slight increase in sales and a marked decrease in profitability.

As we have previously disclosed, we are dependent on factoring our receivables in order to support our working capital needs. We presently factor certain of our accounts receivable pursuant to an agreement with Bank of America. That agreement will expire as of September 6, 2001. Although we are in discussions with other potential factors, we do not presently have another factoring agreement in place. See the discussion under "Liquidity & Capital Resources."

NET SALES:

Net sales for the three months ended June 30, 2001 were $1,435,227, a decrease of $23,747 or 2%, as compared to net sales of $1,458,974 for the three months ended June 30, 2000. The decrease was due to a decrease in sales to the largest vendor of our products for calendar year 2000, GNC, as well as decreased sales of Carbcutter. Eckerds accounted for $261,308 or 18% of sales for the quarter. GNC accounted for $233,721 or 16% of sales for the quarter. Rite aid accounted for $167,039 or 12% of sales for the quarter. Walgreens accounted for $168,925 or 12% of sales for the quarter and CVS accounted for approximately $165,000 or 11.5% of sales for the quarter. No other account represented more than 10% of sales during the quarter.

Net sales for the six months ended June 30, 2001 were $2,940,311, an increase of $113,877 or 4%, as compared to net sales of $2,826,434 for the six months ended June 30, 2000. The increase was due to sales from new vendors as well as sales of new products, partially offset by a decrease in sales to GNC. Rite aid accounted for $413,856 or 13 % of sales for the period. GNC accounted for $356,713 or 12% of sales for the period. Walgreens accounted for $342,001 or 11% of sales for the period. Eckerds accounted for $345,590 or 11% of sales for the period. No other account represented more than 10% of sales during the quarter.

COST OF SALES:

Cost of sales for the three months ended June 30, 2001 was $457,980 or 32% of net sales as compared to $311,109 or 21% of net sales for the three months ended June 30, 2000. The increase in cost of sales as a percentage of net sales was primarily attributable to new sales of Acutrim(R) branded products (which product line was acquired in January of 2001), which has a higher cost of goods as a percentage of sales compared to Carbcutter(TM).

Cost of sales for the six months ended June 30, 2001 was $957,024 or 32% of net sales as compared to $713,145 or 25% of net sales for the six months ended June 30, 2000. The increase in cost of sales as a percentage of net sales was primarily attributable to new sales from recently acquired Acutrim(R), which has a higher cost of goods as a percentage of sales compared to Carbcutter(TM).

GROSS PROFIT:

Gross profit for the three months ended June 30, 2001 was $977,247 a decrease of $170,618 or 17%, compared to gross profit of $1,147,865 for the three months ended June 30, 2000. As a percent of net sales, gross profit was 68% for the three months ended June 30, 2001, compared to 82% for the three months ended March 31, 2000. The decrease in gross profit dollars is primarily due to decreased sales of Carbcutter(TM). The decrease in gross profit as a percent of sales is primarily due to the lower gross profit margin of Acutrim(R).

Gross profit for the six months ended June 30, 2001 was $1,983,287 a decrease of $130,002 or 7%, compared to gross profit of $2,113,289 for the six months ended June 30, 2000. As a percent of net sales, gross profit was 68% for the six months ended June 30, 2001, compared to 75% for the six months ended June 30, 2000. The decrease in gross profit dollars is primarily due decreased sales of Carbcutter(TM). The decrease in gross profit as a percent of sales is primarily due to the lower gross profit margin of Acutrim(R).

OPERATING EXPENSES:

Operating expenses were $1,513,973 for the three months ended June 30, 2001, representing an increase of $480,200, compared to $1,033,773 for the three months ended June 30, 2000. As a percent of net sales, operating expenses were 105% for the three months ended June 30, 2001, compared to 71% for the three months ended March 31, 2000. The increase in operating expenses was primarily attributable to higher co-op, slotting fees for new products and new channels of distribution, sales promotion which include radio promotions and coupon redemption promotions, scan downs, temporary price reductions, print advertising expenditures and legal expenditures relating to pending litigation.

Operating expenses were $2,439,552 for the six months ended June 30, 2001, representing an increase of $791,102, compared to $1,648,450 for the six months ended June 30, 2000. As a percent of net sales, operating expenses were 83% for the six months ended June 30, 2001, compared to 58% for the six months ended June 30, 2000. The increase in operating expenses was primarily attributable to higher co-op, slotting fees for new products as well as new channels of distribution, sales promotion which include radio promotions and coupon redemption promotions, scan downs, temporary price reductions print advertising expenditures and legal expenditures relating to pending litigation.

NET PROFIT (LOSS) FROM OPERATIONS:

Net loss from operations was $536,726 for the three months ended June 30, 2001, as compared to a net profit from operations of $114,092 for the three months ended June 30, 2000. Net loss was $468,026 or $0.13 per share for the three months ended June 30, 2001, as compared to a net profit of $179,530 or $0.03 per share for the three months ended June 30, 2000. The decrease in income from operations was primarily due to higher co-op, slotting fees for new products and new channels of distribution, sales promotion which include radio promotions and coupon redemption programs, scan downs, temporary price reductions, print advertising and legal expenditures relating to pending litigation during the period.

Net loss from operations was $456,265 or $0.13 per share for the six months ended June 30, 2001, as compared to a net profit from operations of $464,839 or $0.06 per share for the six months ended June 30, 2000. Net loss was $426,338 or $0.12 per share for the six months ended June 30, 2001, as compared to a net profit of $426,460 or $0.06 per share for the six months ended June 30, 2000. The decrease in income from operations was primarily due to higher co-op, slotting fees for new products and new channels of distribution, sales promotion which include radio promotions and coupon redemption programs, scan downs, temporary price reductions, print advertising and legal expenditures during the period relating to pending litigation.

LIQUIDITY & CAPITAL RESOURCES:

At June 30, 2001, we had a working capital surplus of $7,059 compared to a $501,853 working capital surplus at June 30, 2000. The decrease in working capital is primarily due to a net loss for the period, an increase in accounts payable and an increase in notes payable.

Net cash used in operating activities for the six months ended June 30, 2001 was $(93,104) compared to $355,176 provided by operating activities for the six months ended June 30, 2000. The resulting decrease in cash is primarily due to a net loss for the period, decrease in accounts receivable and an increase in accounts payable.

Cash used in investing activities was $(29,531) for the six months ended June 30, 2001 compared to $(15,550) used in investing activities for the six months ending June 30, 2000. Cash used for investing activities was mainly due to the purchase of the Acutrim trademark. Cash used in 2000 was mainly used for the purchase of equipment.

Net cash provided by financing activities for the six months ended June 30, 2001 was $65,540 as compared to $(8928) cash used in financing activities for the six months ended June 30, 2000. During the six months period ending June 30, 2001, the company received an additional $100,000 line of credit. As of June 30, 2001, a total of $23,334 has been repaid on both lines of credit. Payments were also made on capital leases.

We sell the majority of our accounts receivable to Bank of America at a discount because we do not have sufficient working capital to be able to wait sixty to ninety days to collect these accounts ourselves. The agreement with Bank of America expires September 6, 2001. Because we expect to continue to factor our large pharmacy chain accounts and large health food store accounts in order to support our working capital requirements, we are negotiating with various other entities to provide factoring services to us. We are dependent on factoring our receivables in order to support our working capital needs. There is no assurance that we will be able to factor our accounts receivable in the future at commercially reasonable discount rates that will provide us sufficient working capital or allow us to make a profit. Inability to factor our receivables on commercially reasonable terms could have a material adverse effect on our results of operations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Health and Nutrition Systems, International, Inc., Steven Pomerantz and Anthony
F. Musso, Plaintiffs, vs. Milton H. Barbarosh, Ricki Barbarosh, Stenton Leigh Group, Inc., Stenton Leigh Capital Corp., and EAI Partners, Inc., Defendants

As previously disclosed, the Company and two of its officers and shareholders, Steven Pomerantz and Anthony Musso, sued Milton H. Barbarosh and Ricki Barbarosh (Milton's wife) and three corporations which are owned or controlled by Mr. Barbarosh, Stenton Leigh Group, Inc., Stenton Leigh Capital Corp., and EAI Partners, Inc. in state court (the Fifteenth Judicial Circuit of Florida in and for Palm Beach County). During the last quarter the defendants have filed a counterclaim. The counterclaim seeks: (1) specific performance on the one hand and damages for breach on the other hand regarding the disputed agreements between the parties, (2) actual damages, treble punitive damages and attorney fees for an alleged conspiracy to commit civil theft in connection with certain disputed shares of the Company's common stock, and (3) indemnification for Stenton Leigh Group under an agreement of February 1995. The Company, Steven Pomerantz and Anthony Musso have moved to dismiss the counterclaim.

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.

The Company has previously reported that it and three of its officers were sued in state court by KMS-Thin Tab 100, Inc. ("KMS"). On May 8, 2001, a judge sitting in the Fifteenth Judicial Circuit of Florida in and for Palm Beach County granted HNS's motion to dismiss all counts in KMS's complaint (against certain officers of the Company without prejudice. Subsequently, KMS revised and re-filed its complaint. On August 8, 2001 the judge heard oral argument on the motion to dismiss KMS's re-filed complaint against those officers.

In addition to the particular legal matters discussed above, the Company, from time to time, is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings and those listed above, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

Item 2.  Changes in Securities.

On April 2, 2001, we issued 2,500 shares of common stock to Ann Marie Narine and 500 shares of common stock to Rodney Mc Coy to correct the stock transfer records to properly indicate these shares to be issued and outstanding.

On May 22, 2001, we cancelled 25,000 shares of common stock previously issued to TKO International Inc., in connection with TKO's surrender of the shares and the execution of a mutual general release entered into between TKO and the Company dated May 14, 2001.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to Vote of Security Holders.

Our annual shareholders' meeting was held on June 11, 2001. At the annual meeting, our shareholders were asked to consider and vote upon the following matters:

         (1) To elect four (4) directors to hold office until the annual meeting of shareholders in 2002 and until their respective successors are duly elected and qualified; and

         (2) To ratify the selection of Daszkal Bolton Manela Devlin & Co. as our independent auditors for the year ending December 31, 2001.

The results of the vote on the election of four directors to serve on the Board of Directors, are as follows:

       Director Nominee              Votes For              Votes Against            Votes Abstained/Withheld
       ----------------              ---------              -------------            ------------------------
Steven A. Pomerantz                  3,076,427                    0                           5,000
Christopher Tisi                     3,075,427                    0                           6,000
Theodore T. Alflen                   3,075,927                    0                           5,500
William A. Husa                      3,076,427                    0                           5,000

The names of the directors whose term of office as a director continued after the meeting are: Steven A. Pomerantz, Christopher Tisi, Theodore T. Alflen, and William A. Husa.

The results of the vote on the ratification of Daszkal Bolton Manela Devlin & Co. as independent auditors for the year ending December 31, 2001, are as follows:

        Votes For            Votes Against        Votes Abstained/Withheld
        ---------            -------------        ------------------------
        3,080,427                 0                       5,500

Item 5.    Other Information.

           On August 6, 2001, at a meeting of the Board of Directors of the Company, Mr. Darryl Green was elected to fill the vacancy on our Board. Mr. Green has been with General Nutrition Centers (GNC) from 1983 until earlier this year, when he resigned. Since 1998, Mr. Green was the Vice President for Sales of GNC. Prior to that, he held various positions in retail operations for GNC, including operation of various corporate and franchise stores in the Southeastern United States.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Index and Exhibits:       None.

           (b)    Reports on Form 8-K during the fiscal quarter ended June 30,
                  2001:                     None.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:   August 14, 2001

                                      HEALTH & NUTRITION SYSTEMS
                                      INTERNATIONAL, INC., a Florida corporation
                                      (Registrant)


                                      /s/ Steven Pomerantz
                                      ------------------------------------------
                                      Steven Pomerantz
                                      Chief Executive Officer and Treasurer