Form 10QSB
period 2001-09-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2001-11-14
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                                                -

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


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,612,813 shares of Common Stock as of November 12, 2001.

Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                   September 30,
                                                                        2001
                                                                    -----------
Current assets:
    Cash                                                            $    78,300
    Resricted cash related to notes payable                             150,687
    Accounts receivable, net                                            751,564
    Inventory                                                           268,350
    Prepaids and other current assets                                    74,290
                                                                    -----------
       Total current assets                                           1,323,191
                                                                    -----------

Property and equipment, net                                              72,153

Other assets:
    Due from related parties                                              5,431
    Deferred tax asset                                                   50,550
    Other assets, net                                                    33,946
                                                                    -----------
    Total other assets                                                   89,927
                                                                    -----------
       Total assets                                                 $ 1,485,271
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                                $   862,019
    Accrued expenses                                                    191,791
    Notes payable                                                       214,167
    Capital leases, current portion                                      26,976
                                                                    -----------
       Total current liabilities                                      1,294,953
                                                                    -----------

Capital leases, less current portion                                      9,970
                                                                    -----------
       Total liabilities                                              1,304,923
                                                                    -----------
Stockholders' equity:
    Common stock, $0.001 par value, 30,000,000 shares
      authorized; 3,609,813 shares issued and outstanding                 3,610
    Additional paid-in capital                                          832,832
    Accumulated deficit                                                (656,094)
                                                                    -----------
       Total stockholders' equity                                       180,348
                                                                    -----------
       Total liabilities and stockholders' equity                   $ 1,485,271
                                                                    ===========

            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                    Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                              --------------------------    --------------------------
                                                 2001            2000           2001           2000
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,449,703    $ 1,193,056    $ 4,390,014    $ 4,019,490
Cost of sales                                     378,969        270,740      1,335,993      1,002,576
                                              -----------    -----------    -----------    -----------

Gross profit                                    1,070,734        922,316      3,054,021      3,016,914
                                              -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative                  1,045,564      1,029,477      3,467,679      2,649,058
    Depreciation and amortization                   8,270         10,760         25,707         22,649
                                              -----------    -----------    -----------    -----------
Total operating expenses                        1,053,834      1,040,237      3,493,386      2,671,707
                                              -----------    -----------    -----------    -----------

Income (loss) from operations                      16,900       (117,921)      (439,365)       345,207
                                              -----------    -----------    -----------    -----------
Interest income                                     2,446            892          4,159          1,640

Interest expense                                   (8,168)       (12,747)       (22,616)       (12,747)
                                              -----------    -----------    -----------    -----------

Profit (loss) before income taxes                  11,178       (129,776)      (457,822)       334,100

Benefit (provision) for income taxes                   --        (11,823)        42,662        (49,239)
                                              -----------    -----------    -----------    -----------
Net profit (loss)                             $    11,178    $  (141,599)   $  (415,160)   $   284,861
                                              ===========    ===========    ===========    ===========
Net profit (loss) per share - basic           $        --    $     (0.04)   $     (0.11)   $      0.08
                                              ===========    ===========    ===========    ===========
Net profit (loss) per share - diluted         $        --    $     (0.04)   $     (0.11)   $      0.08
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - basic       3,604,813      3,459,311      3,612,617      3,526,141
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - diluted     3,604,813      3,459,311      3,612,617      3,526,141
                                              ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                             2001         2000
                                                          ---------    ---------

Net cash provided by (used in) operating activities      $ (77,330)   $ 157,309
                                                         ---------    ---------
Cash flows from investing activities:
    Purchase of trademark                                  (25,000)          --
    Purchase of property and equipment                      (3,525)     (19,285)
                                                         ---------    ---------
Net cash used in investing activities                      (28,525)     (19,285)
                                                         ---------    ---------
Cash flows from financing activities:
    Proceeds on issuance of common stock                        --        7,363
    Proceeds on line of credit                             100,000           --
    Payments on lines of credit                            (35,833)          --
    Payments on capital leases                              (5,384)     (18,297)
    Payments to related parties                               (213)     (10,000)
                                                         ---------    ---------
Net cash provided by (used in) financing activities         58,570      (20,934)
                                                         ---------    ----------
Net increase (decrease) in cash                            (47,285)     117,090
Cash at beginning of period                                125,585      154,246
                                                         ---------    ---------
Cash at end of period                                    $  78,300    $ 271,336
                                                         =========    =========


            See accompanying notes to condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2000, found in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - NOTES PAYABLE

On December 15, 2000 the Company received a short-term loan from a bank. Interest accrues at a rate of 8.1% per annum and the loan is collateralized by a Company certificate of deposit in the amount of $150,000. The note was originally payable in eleven installments of $2,500 plus accrued interest beginning January 15, 2001. The unpaid balance at September 30, 2001 was $127,500. On November 9, 2001, the Company and the bank modified the original note and the bank lent the Company the difference between the original principal amount of the loan and the amount then-outstanding. All unpaid principal and accrued interest is due December 15, 2001.

On January 12, 2001 the Company received a short-term loan from a bank in the amount of $100,000. Interest accrues at a rate of 7.73% per annum and the loan is collateralized by a $100,000 certificate of deposit owned by Steve Pomerantz, the Company's Chief Executive Officer. The note was payable in eleven installments of $1,666.67 plus accrued interest beginning February 12, 2001 and may be prepaid in part or in full prior to its maturity date without penalty. The loan matures January 12, 2002. The unpaid balance at September 30,2001 was $86,667. That amount was reduced by the proceeds of the November 9th modification of the other bank loan, discussed above, in the approximate amount of $25,000. Mr. Pomerantz has advised the Company that he wishes to have his collateral returned to him on the maturity date of this loan. Accordingly, the Company will be required to repay the loan to the bank on its maturity date. In the event that the Company is unable to repay the loan, the bank will take the collateral.

NOTE 3 - FACTORING ARRANGEMENTS

The Company factors certain of its accounts receivable. It entered into a new agreement with a commercial finance company in September 2001. The factor purchases receivables for a percentage of the face amount of certain invoices and the Company maintains a reserve account with the factor of 20% of the outstanding receivables held by the factor. The factor will rebate the reserve for receivables paid subject to a discount of prime plus 1.75% for net funds employed on the last day of each calendar month, plus a additional fees of 1.75% to 3.35% on invoices beyond the agreed upon terms.

NOTE 4 - INCOME TAXES

Income tax provision consists of the following at September 30:

                                                         2001             2000
                                                       ---------      ---------
Current                                                $      --      $ 121,423
Deferred                                                 (42,662)       (31,327)
Decrease in valuation allowance                               --        (40,857)
                                                       ---------      ---------
    Provision (benefit) for income taxes               $ (42,662)     $  49,239
                                                       =========      =========


Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets as of September 30, 2001 and 2000 are as follows:


                                                                September 30,
                                                             -------------------
                                                              2001         2000
                                                             -------     -------
Deferred tax asset:
    Net operating losses                                     $50,550     $    --
    Accounts receivable reserves                                  --      18,863
    Stock issued for services                                     --      53,321
                                                             -------     -------
Total deferred tax asset                                      50,550      72,184
                                                             -------     -------

Deferred tax liabilities                                          --          --
                                                             -------     -------
Net deferred tax asset before valuation allowance             50,550      72,184

Valuation allowance                                               --          --
                                                             -------     -------

Net deferred tax assets                                      $50,550     $72,184
                                                             =======     =======

A reconciliation of income tax expense (benefit) provided at a combined federal and state statutory rate of 39.5% to income tax expense is as follows:

                                                              September 30,
                                                         ----------------------
                                                           2001           2000
                                                         --------      --------
Taxes computed at combined federal and state
  tax rate                                               $     --      $     --
Change in valuation allowance                                  --       (40,857)
Net operating loss benefit                                (51,814)       54,825
Other, net                                                  9,152        35,271
                                                         --------      --------
                                                         $(42,662)     $ 49,239
                                                         ========      ========

As of September 30, 2001, the Company had used the net operating loss carry forward of $131,175 available for use on its future corporate federal income tax returns.

NOTE 5 - LEGAL MATTERS

The Company has filed a Complaint for Declaratory Relief in reference to the effectiveness of various Stock Purchase Agreements among shareholders, the cancellation of certain shares and the rightful ownership of these shares. The uncertainty affects 325,000 shares (after reverse split) of common stock not included in the outstanding shares as of September 30, 2001. Depending on the outcome of this action, the number of outstanding shares may increase causing dilution of the present shareholders. During the three months ended June 30, 2001, the defendants filed a counter claim. The Company has moved to dismiss the counter claim.

On October 19, 2001, the Company reached a settlement agreement with Mr. Acquaviva and paid $4,500. Mr. Acquaviva filed a stipulation for dismissal with prejudice and the case was dismissed.

The Company filed a motion to dismiss the KMS complaint against certain officers of the Company. This motion was denied. The court did not rule on the breach of contract claim against the Company. Efforts by the Company at mediation and settlement negotiations have not been successful.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward-looking statements. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors contained in our Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission. In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets and other conditions increase the uncertainty inherent in forward-looking statements. Finally, recent government action and the surrounding publicity regarding ephedra-containing products may make it difficult for us to obtain and maintain product liability insurance for our products containing ephedra at current premiums. This could cause our actual results to differ materially from those indicated by such forward-looking statements.

The following discussion of our results of operations and financial condition should be read together with our unaudited Financial Statements contained in
Part I, Item 1 and the related Notes in this Form 10-QSB, and our audited Financial Statements and the related Notes contained in our Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

OVERVIEW

During the third quarter of 2001, we continued to implement the Company's strategic plan to diversify our product line by developing and promoting new products, Acutrim Natural A.M. and P.M., Fat Cutter and Carbolizer. This strategy is aimed at minimizing the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area. Our third quarter operating results continue to show the impact of our significant marketing expenditures associated with the launch of these new products.

Although our revenue in the third quarter 2001 increased 22% over revenue in the third quarter 2000, we are cautious about our fourth quarter results of operations in light of the deteriorating economic environment and the uncertain effects of the terrorist attacks of September 11, 2001. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. The impact of these terrorist attacks and the government's response to them have had short-term and may have long-term adverse effects on our revenues, results of operations, financial condition and prospects. The terrorist attacks have had an immediate impact on our business as a result of the contraction in consumer confidence and a negative impact on the retail environment generally. We, as well as most other companies operating in the same market sector may see a decline in sales due to a consumer perception that under these present circumstances the purchase of diet-related products is marginally less important than other household expenditures. Additional terrorist attacks or related events, such as bioterrorism, could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the longer-term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations.

As we have previously disclosed, we are dependent on factoring our receivables in order to support our working capital needs. Our contract with Bank of America expired September 6, 2001 and was not renewed. We presently factor certain of our accounts receivable pursuant to a new agreement with Alliance Financial Capital. See "Liquidity and Capital Resources."

Recent events have also included renewed interest by the FDA with regard to regulating ephedra. This interest has been accompanied by adverse publicity. As of September 30, 2001, 20% of our gross revenue was generated by sales of products containing ephedra. We cannot predict the effects of these events our revenues, results of operations, financial condition and prospects. See "Commitments and Contingencies."

RESULTS OF OPERATIONS

REVENUE FROM SALES:

Revenue from sales for the three month period ended September 30, 2001 were $1,449,703, which is an increase of $256,647 or 22 %, as compared to revenue from net sales of $1,193,056 for the three months ended September 30, 2000. The increase was due to sales of our new products, Acutrim Natural A.M. and P.M., Carbolizer and Fat Cutter. It should be noted, however, that the increase was partially offset by significant decreases in sales of Carbcutter (20%) and Thin Tab (80%) as compared to sales of those products for the three months ended September 30, 2000. For the third quarter of 2001, GNC accounted for $416,402 or 29% of sales, Target accounted for $180,147 or 12% of sales, and Walgreens accounted for $166,059 or 12% of sales. No other account represented more than 10% of sales during the third quarter of 2001.

Revenue from sales for the nine month period ended September 30, 2001 were $4,390,014, which is an increase of $370,524 or 9%, as compared to net sales of $4,019,490 for the nine months ended September 30, 2000. The increase was due to sales to new retailers and sales of additional product lines to existing retailers. This increase was partially offset by the significant decrease in sales of Carbcutter (35%) and Thin Tab (68%) as compared to sales of those products for the nine months ended September 30, 2000. For the nine month period ended September 30, 2001, GNC accounted for $773,116 or 18% of sales, Rite aid accounted for $517,568 or 12 % of sales, Walgreens accounted for $508,060 or 12% of sales, and Eckerds accounted for $459,310 or 10% of sales. No other account represented more than 10% of sales during the period.

COST OF SALES:

Cost of sales for the three month period ended September 30, 2001 was $378,969 or 26 % of net sales, as compared to $270,740 or 23% of net sales for the three months ended September 30, 2000. The increase in cost of sales as a percentage of net sales was primarily attributable to new sales during the third quarter of the recently-acquired Acutrim(R) branded products, which have a higher cost of goods as a percentage of sales than our other product lines.

Cost of sales for the nine month period ended September 30, 2001 was $1,335,993 or 30% of net sales as compared to $1,002,576 or 25% of net sales for the nine months ended September 30, 2000. The increase in cost of sales as a percentage of net sales was primarily attributable to new sales during the period of Acutrim(R) branded products, which have a higher cost of goods as a percentage of sales than our other product lines.

GROSS PROFIT:

Gross profit for the three month period ended September 30, 2001 was $1,070,734, which is an increase of $148,418 or 16%, as compared to gross profit of $922,316 for the three months ended September 30, 2000. The increase in gross profit is primarily due sales of our new products Acutrim Natural A.M. and P.M., Carbolizer and Fat Cutter, partially offset by the decrease in sales of Carbcutter. As a percent of net sales, gross profit was 74% for the three months ended September 30, 2001, compared to 77% for the three month period that ended September 30, 2000. The decrease in gross profit as a percent of sales was primarily due to the lower gross profit margin of our new Acutrim(R) product line.

Gross profit for the nine month period ended September 30, 2001 was $3,054,021, which is an increase of $37,107 or 1%, as compared to gross profit of $3,016,914 for the nine months ended September 30, 2000. The increase in gross profit is primarily due to sales of our new products: Acutrim Natural A.M. and P.M., Carbolizer and Fat Cutter, offset by a decrease in sales of Carbcutter. As a percent of net sales, gross profit was 70% for the nine months ended September 30, 2001, as compared to 75% for the nine months ended September 30, 2000. The decrease in gross profit as a percent of sales is primarily due to the lower gross profit margin of our new Acutrim(R) product line.

OPERATING EXPENSES:

Operating expenses were $1,053,834 for the three month period that ended September 30, 2001, representing an increase of $13,597, as compared to $1,040,237 for the three months ended September 30, 2000. As a percent of net sales, operating expenses were 73% for the three months ended September 30, 2001, compared to 87 % for the three months ended September 30, 2000. The decrease in operating expenses as a percentage of sales was primarily attributable to the reduction in personnel expenses and marketing expenses for the third quarter of 2001.

Operating expenses were $3,493,386 for the nine months ended September 30, 2001, representing an increase of $821,679, as compared to $2,671,707 for the nine months ended September 30, 2000. As a percent of net sales, operating expenses were 80% for the nine months ended September 30, 2001, compared to 66% for the nine months ended September 30, 2000. The increase in operating expenses was attributable to a variety of factors, including increased marketing expenses, legal expenses and sales expenses.

NET PROFIT (LOSS) FROM OPERATIONS:

Net profit from operations was $16,900 for the three month period that ended September 30, 2001, as compared to a net loss from operations of $(117,921) for the three months ended September 30, 2000. Net profit was $11,178 or $.003 per share for the three months ended September 30, 2001, as compared to a net loss of $(141,599) or $(.04) per share for the three months ended September 30, 2000. The increase in income from operations was primarily due to sales of our new products, our success in using new retailers and reduced operating expenses.

Net loss from operations was $(439,365) for the nine months ended September 30, 2001, as compared to a net profit from operations of $345,207 for the nine months ended September 30, 2000. Net loss was $(415,160) or $(.12) per share for the nine months ended September 30, 2001, as compared to a net profit of $284,861 or $.08 per share for the nine months ended September 30, 2000. The decrease in income from operations was due to a variety of factors, including higher marketing expenditures to support the launch of our new products, legal expenditures relating to ongoing litigation, sales expenses, and accounting expenditures.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 2001, we had a working capital surplus of $28,238 compared to a working capital surplus of $538,027 at September 30, 2000. The decrease in working capital is primarily due to a year to date net loss and an increase in accounts payable.

Net cash used in operating activities for the nine month period that ended September 30, 2001 was $(75,333), compared to net cash provided by operating activities of $157,309 for the nine months ended September 30, 2000. The decrease in cash is primarily due to a net operating loss year to date, increased marketing expenditures for the launch of our new products and increased legal expenditures.

Cash used in investing activities was $(28,525) for the nine months ended September 30, 2001, as compared to $19,285 that was used in investing activities for the nine months ending September 30, 2000. Cash used for investing activities this year was mainly used to purchase the Acutrim trademark. Cash used for the comparable period ending September 30, 2000 was used for the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $58,570, as compared to $(20,934) cash used in financing activities for the nine months ended September 30, 2000. During the nine month period ending September 30, 2001, the company received the proceeds of a $100,000 bank loan that is collateralized by a certificate of deposit owned by Steve Pomerantz, the Company's Chief Executive Officer. Interest accrues at a rate of 7.73% per annum and the loan matures January 12, 2002. The unpaid balance at September 30,2001 was $86,667. That amount was reduced during November by approximately $25,000, which the Company borrowed under a second bank loan which is secured by the Company's certificate of deposit. Mr. Pomerantz has advised the Company that he intends to retrieve his collateral on the maturity date of this loan. Accordingly, the Company will be required to repay the loan to the bank on its maturity date. In the event that the Company is unable to repay the loan, the bank will use the proceeds from Mr. Pomerantz' certificate of deposit to satisfy the

Company's debt. The second bank loan matures on December 15, 2001. The Company expects that the bank will extend the maturity date of the loan to December 15, 2002 on the same terms and conditions. In the event the bank does not, the Company would use its certificate of deposit to pay off the loan.

Our factoring agreement with Bank of America expired September 6, 2001. We need to continue to factor our large pharmacy chain accounts and large health food store accounts because we do not have sufficient working capital to sustain operations if we collect these accounts receivable ourselves. Accordingly, we negotiated a new factoring agreement and now sell most of our large pharmacy chain accounts receivable and large health food store accounts receivable to Alliance Financial Capital. Alliance Financial Capital will advance to us eighty percent of the value of those accounts, up to a maximum of $1,000,000 of receivables. The reserve of twenty percent will be rebated to us as the receivables are paid, subject to a discount equal to: (i) Prime Rate plus 1.75% on net funds employed on the last day of each calendar month, plus (ii) (a) 1.75% for the initial 30 days per invoice amount and (b) 1.60% for each subsequent 30 day period or part thereof per invoice amount. The agreement also permits Alliance Financial Capital to reduce the amount advanced to us (and thereby increase the reserve) in the event of certain contingencies. We pay an annual facility fee equal to one percent of the $1,000,000 credit limit. This agreement expires September 12, 2002, but shall renew automatically unless we terminate it. Our CEO, Steve Pomerantz, and our President, Chris Tisi, have personally indemnified Alliance Financial Capital regarding the validity of the accounts receivable being factored and certain other related matters.

We will continue to be dependent on factoring our receivables in order to support our working capital needs for the foreseeable future. There is no assurance that we will be able to factor our accounts receivable in the future at commercially reasonable discount rates that will provide us sufficient working capital or allow us to make a profit. Out inability to factor our receivables at commercially reasonable terms would have a material adverse effect on our results of operations.

Under current cash flow conditions, there is no assurance that we will be able to meet payment terms from suppliers. Our inability to meet such payment terms would have a material adverse effect on the company.

It is possible that the Company's current cash and cash flow from operations may be insufficient to meet its anticipated cash needs. To the extent our internal cash flow, supplier credit lines and factoring arrangement are not sufficient, we may need to raise additional capital in order to meet working capital needs. We may attempt to raise additional equity or capital, either through private placements or asset based loans. We have no current arrangements with respect to sources of additional equity financing and there can be no assurance that additional equity or debt financing will be available to us on commercially reasonable terms, or at all. In the event our internal cash flow, supplier credit lines, factoring arrangement and capital raising are inadequate to meet our cash flow requirements, we may need to curtail operations.

Commitments and Contingencies

Regulatory Matters - Our products Fatcutter, ThinTab and Carbolizer, contain ephedra, also known as "Ma Huang," an herb which contains naturally-occurring ephedrine. These products represented approximately 20% of our gross revenue for the nine months ended September 30, 2001. Ephedra containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

In April 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published in 1997, would have significantly limited our ability to sell Fatcutter, ThinTab and Carbolizer if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized as faulty the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

On October 25, 2000, several trade organizations for the dietary supplement industry submitted a petition to the FDA which concerned the remaining provisions of the proposed rule regarding dietary supplements that contain ephedrine alkaloids. The petition requested the FDA to: (1) withdraw the remaining provisions of the proposed rule, and (2) adopt new standards for dietary supplements that contain ephedrine alkaloids, which were set forth in the petition. The FDA has not publicly responded to this petition.

The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. In the Company's opinion, it is unlikely that a final regulation will be issued by the FDA during 2001. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, or their ultimate impact on the Company's results of operations or financial condition.

Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage. It may become increasingly difficult to obtain and maintain product liability insurance coverage for products containing ephedra at current premiums.

Although no material product liability claims have been asserted against us, if they are in the future, our product liability insurance coverage could prove to be inadequate and these claims could result in material losses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Sam Acquaviva vs. HNS International Marketing, Inc.

     As previously reported, the Company was named as a defendant in Sam Acquaviva vs. HNS International Marketing, Inc. et al., Case No. 99 CVS 7343 filed in Mecklenburg County, North Carolina Superior Court on May 13, 1999. On October 19, 2001, a settlement agreement was reached. Although we denied any liability to Mr. Acquaviva, to avoid the uncertainty and expense of litigation we paid $4,500.00 to Mr. Acquaviva. Mr. Acquaviva has filed a stipulation of dismissal with prejudice with the court and the case has been dismissed.

Health and Nutrition Systems, International, Inc., Steven Pomerantz and Anthony
F. Musso, Plaintiffs, vs. Milton H. Barbarosh, Ricki Barbarosh, Stenton Leigh Group, Inc., Stenton Leigh Capital Corp., and EAI Partners, Inc., Defendants

As previously disclosed, the Company and two of its officers and shareholders, Steven Pomerantz and Anthony Musso, sued Milton H. Barbarosh and Ricki Barbarosh (Milton's wife) and three corporations which are owned or controlled by Mr. Barbarosh, Stenton Leigh Group, Inc., Stenton Leigh Capital Corp., and EAI Partners, Inc. in state court (the Fifteenth Judicial Circuit of Florida in and for Palm Beach County). Mediation is scheduled in that case for early December 2001.

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.

The Company has previously reported that it and three of its officers were sued in state court by KMS-Thin Tab 100, Inc. ("KMS"). On May 8, 2001, a judge sitting in the Fifteenth Judicial Circuit of Florida in and for Palm Beach County granted HNS's motion to dismiss all counts in KMS's complaint against certain officers of the Company without prejudice. Subsequently, KMS revised and re-filed its complaint. On August 8, 2001 the judge heard oral arguments on the motion to dismiss KMS's re-filed complaint against those officers and, without making any determination on the merits, denied the motion. The Court did not consider or rule on KMS's breach of contract claim against HNS. Efforts by the Company at mediation and through settlement negotiations have thus far proven unsuccessful.

In addition to the particular legal matters discussed above, the Company, from time to time, is a party to routine litigation incidental to its business. Management does not believe that any of these pending legal proceedings, individually or in the aggregate, will materially impact the Company's financial condition or results of operations.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Index and Exhibits:

               10.1 Accounts Receivable Financing Agreement between Alliance Financial Capital, Inc., and the Company dated September 12, 2001.

          (b) Reports on Form 8-K during the fiscal quarter ended September 30,
2001:    None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: November 14, 2001

                                      HEALTH & NUTRITION SYSTEMS
                                      INTERNATIONAL, INC., a Florida corporation
                                      (Registrant)


                                      /s/ STEVEN POMERANTZ
                                      -------------------------------------
                                      Steven Pomerantz
                                      Chief Executive Officer and Treasurer