Form 10KSB
period 2001-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2002-04-12
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________- to
         _____________________


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $5,365,332.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on March 29, 2002 was $180,624 (computed at the closing price of the common stock of the issuer outstanding on March 29, 2002)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,629,813 shares of common stock were outstanding as of March 29, 2002.

         Documents Incorporated by Reference: certain portions of the registrant's Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                                                        FORM 10-KSB
                                                          INDEX

PART I......................................................................................................................1

ITEM 1.       DESCRIPTION OF BUSINESS.......................................................................................1

ITEM 2.       DESCRIPTION OF PROPERTY......................................................................................10

ITEM 3.       LEGAL PROCEEDINGS............................................................................................10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................12

PART II....................................................................................................................12

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................................12

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................................13

ITEM 7.       FINANCIAL STATEMENTS.........................................................................................24

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON.............................................................24

PART III...................................................................................................................24

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...24

ITEM 10.  EXECUTIVE COMPENSATION...........................................................................................24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................................25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................................25

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................................25

SIGNATURES.................................................................................................................28


                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This annual report on Form 10-KSB contains forward-looking statements and information as defined in the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. These forward looking statement concern the Company's operations, economic performance and financial condition, including but not limited to the information under the caption "Management's Discussion and Analysis or Plan of Operation." These statements are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors described under "Certain Factors Which May Affect Future Results" in this annual report. In addition, the recent terrorist attacks on the United States, current and future responses by the U.S. government, the effects of these events on consumer confidence and demand, the introduction of products that compete with the Company's products, the loss of significant customers, and the availability to the Company and deployment by the Company of capital, increase the uncertainty inherent in forward-looking statements. In addition, recent government action and the surrounding negative publicity regarding ephedra-containing products may make it difficult for us to obtain and maintain product liability insurance for our products containing ephedra at current premiums and difficult to maintain our current levels of sales of our products containing ephedra. These factors, among others, could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

         We develop, market and sell weight management, energy and sport nutrition products to national and regional, food, drug, health, pharmacy and mass-market accounts, as well as to independent health and pharmacy accounts. Our product formulations are not proprietary and therefore, our strategy is to create market awareness and sales through the name branding each of our products as well as the "Health and Nutrition Systems" name.

PRODUCTS

         We market and sell the following products:

         o ACUTRIM(R) NATURAL -- This is a dietary supplement that uses a special blend of natural ingredients to help the consumer burn fat by supporting healthy carbohydrate and fat metabolism.

         o THIN TAB(R) -- Thin Tab(R) is a premium herbal diet supplement that helps promote weight loss by controlling cravings. Thin Tab(R) is our original diet formula and has been sold for more than eight years.

         o THIN TAB(R)MAHUANG FREE -- Thin Tab(R)Mahuang Free offers the same benefits as Thin Tab(R)in an ephedra-free formula.

         o CARBCUTTER(R) -- CarbCutter(R) helps convert carbohydrates into energy. The Carb Free Blend activates a Cellular Transport System (CTS) that shuttles newly consumed carbohydrates into the cells where it then can be metabolized for energy instead of being stored as fat.

         o CARBOLIZER(TM) -- Carbolizer(TM) was created to be used as a convenient pre- and post- Workout system for the active individual. Carbolizer(TM) is made up of a pre-workout ephedra/caffeine stack layer and a post-workout sustained release layer, which combine the ephedra/caffeine blend with our Cellular Transport technology.

         o FAT CUTTER PLUS -- Fat Cutter Plus is a dietary supplement that contains a bi-layer timed released system that has been shown to help maximize weight loss efforts.

         In 2001, Acutrim(R) Natural, Carbolizer(TM) and Fat Cutter Plus were introduced into our product line. The Acutrim(R) trademark was purchased by us in the first quarter of 2001. After we purchased the trademark, we completely reformulated the Acutrim(R) product to our current product, Acutrim(R) Natural. We internally developed the formulations for both Carbolizer(TM) and Fat Cutter Plus.

         CERTIFICATES OF ANALYSIS

                  Garden State Nutritional (GSN), a division of Vitaquest International Inc., is our only manufacturer of our products. See "Manufacturing and Shipping." GSN provides a certificate of analysis for each of our products which gives laboratory test results performed by GSN that verify product quality and ingredients. We deliver these certificates to our customers, and to consumers, upon request.

         CLINICAL TESTING

                  In order to enhance consumer confidence in our products, during 2001, we initiated and completed independent clinical testing of each of our products. These double blind placebo trials were conducted by Marshall-Blum LLC, an independent research company with twenty years of experience in product testing. Marshall-Blum follows strict clinical guidelines to assist with product compliance with applicable regulations and scientific standards.

MARKETING

         We currently design and develop all of our products, marketing and advertising in house. We strive to create market awareness and sales through name-brand recognition of our trademarked products, such as CarbCutter(R), Fat Cutter Plus, Thin Tab(R), Carbolizer(TM) and Acutrim(R) Natural. We target print advertising to develop brand awareness and recognition. During 2001, we spent more than 16% of our total revenues advertising our products in consumer magazines such as Cosmopolitan, Mademoiselle, Glamour, Fitness, Redbook, Allure, Muscle and Fitness and others. We intend to continue promoting our products through the print media.

         In addition to print advertising, we have ongoing "co-op" programs with all of the major retailers who sell our products. These programs obligate us to spend a certain percentage of projected revenue to be generated by sales of our products on targeted advertising for that retailer through marketing vehicles such as Sunday newspaper inserts and 10-30 day price specials. We are obligated to spend these co-op dollars irrespective of the actual revenue generated by the sales of our products with that retailer. These co-op programs allow us to target several million consumers and drive sales to the specific retailer. In 2001, we spent approximately $1,252,000, (or 52% of our total spent on advertising and promotion), on these "co-op" programs.

         All of our products are included in the "plan-o-gram" marketing programs of the major retailers who sell our products. These programs gives our products identical shelf and aisle positions in all locations in a particular chain of stores using a pre-planned in-store display format. The plan-o-gram program guarantees consistent distribution and location of our products in all stores. The major retailers periodically review the products that participate in their plan-o-gram programs, sometimes as often as quarterly. There can be no assurance that our products will remain in any given retailer's plan-o-gram program. If one of our products is removed from a retailer's plan-o-gram program, it is likely that the sales volume of that product by that retailer will decline.

MANUFACTURING AND SHIPPING

         We obtain 100% of our manufacturing from Garden State Nutritional
(GSN), a division of Vitaquest International Inc. GSN is a state-of-the-art supplement, liquid and powder manufacturer which owns a 200,000 square foot manufacturing facility in West Caldwell, New Jersey. GSN has been known as an industry leader for more than 25 years. GSN has the capacity to support the production of all of HNS's product line. During 2001, we did not have a term contract with GSN, but rather acquired our needed inventory on a purchase order basis. In early April 2002, we entered into a two year exclusive manufacturing contract with GSN pursuant to which we will purchase all of our products requirements from GSN. Although back-up suppliers are identified and available, the loss of this supplier would have a material adverse affect on us. GSN's research and development personnel, in conjunction with our in-house team, develop our product formulations. Pursuant to the terms of our exclusive manufacturing agreement with GSN, we have a $450,000 line of credit with GSN with 60 day terms.

         Our production/assembly personnel package products received from GSN. Our production/assembly personnel fill out shipping documents and oversee quality control and inventory flow. Our large retailer orders are shipped on pallets using the preferred freight company of the retailer's choice.

INTELLECTUAL PROPERTY

         Our policy is to pursue registration of all of the trademarks associated with our key products. We currently own four trademarks registered with the United States Patent and Trademark Office for our Acutrim(R), Thin Tab(R) and CarbCutter(R) products and for our "On the Move(R)" advertising slogan. We have also applied for trademark protection in the United States relating to several of our advertising phrases, such as "I cheat," "We cheat," "Do you cheat?," Joint Lube, Fat Drops, Come Together, Thin Tab Carb Blocker, Thin Shake and Carb Blocker. Federally registered trademarks have a perpetual life, provided that they are renewed on a timely basis and are used properly as trademarks, subject to certain rights of third parties to seek cancellation of the marks.

         We also rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. Additionally, we license certain intellectual property from third parties.

         We regard our trademarks and other proprietary rights as valuable assets and believe that such rights have significant value in the marketing of our products. We have in the past, and intend to continue in the future to, vigorously protect our trademarks against infringement, both in the United States and in foreign countries.

EMPLOYEES

         We currently have twelve (12) full-time employees; four (4) are managerial, four (4) are engaged in sales and marketing, two (2) are administrative personnel and two (2) are assembly personnel. We believe our relationship with our employees is good.

PRODUCT DISTRIBUTION

General

         Our customers are predominantly drug, health food and mass retailers who then sell our products to the retail consumer. We do not have contracts with our customers to purchase our products. All of our customers purchase our products on a purchase order basis.

Drug, Health Food and Mass Retailers

         During 2001, we continued to diversify our customer base by establishing one or more of our products in more than eighteen (18) different drug, health food and mass retailers. Each of our products has achieved "full distribution" in each of the chains that sell it, which means that if one of our products is sold by a retailer, it is sold in every location operated by that retailer. We estimate that CarbCutter(R) and Acutrim(R) Natural are now available in more than 25,000 store locations nationwide. Because our customers purchase our products on a purchase order basis, there can be no assurance that our products will continue to have "full distribution" (or any distribution) by the retailers that carry them.

         One or more of our products are currently sold in the following mass retailers: Walgreens (3,520 locations), Rite-Aid (3,631 locations), CVS (4,123 locations), Brooks (Maxi Drug) (330 locations), Vitamin World (600 locations),
H. E. Butt Grocery Co. (280 locations), Wakefern (200 locations), Sav-On (1,300 locations), Giant Landover (180 locations), Giant Eagle (188 locations), Eckerd's (2,650 locations), GNC (4,000 locations), Target (968 locations), Albertsons (2,128 locations), Duane Reade (193 locations), Long's (430 locations) and Vitamin Shoppe (78 locations).

         In 2000, we derived $4,090,637 (or 76%) of revenues from drug, health food and mass retailer customers. In 2001, we derived $4,965,645 (or 93%) of revenues from these customers.

Independent Retail Health and Pharmacy Stores

         Our in-house staff of telemarketers (HNS Direct) has opened 4,000 new accounts with independent retail health and pharmacy stores since we began this program in January 1999. These stores are not owned by a chain but are independently owned and operated. We also participate in trade shows attended by buyers for these independent retail health and pharmacy stores. In 2000, we derived $1,023,377 (or 19%) of revenues from independent health and pharmacy accounts. In 2001, we derived $399,687 (or 7%) of revenues from independent health and pharmacy accounts. We believe that our revenue from the independent customers declined in 2001 in part due to many independents going out of business, our concentration of distribution efforts on our mass retailer distribution network, and our focus on re-orders with existing independent customers rather than on generating new accounts through special promotions.

Although we intend to work to expand the HNS Direct program using our existing web site, HNSDirect.com and our in-house telemarketing program, we can offer no assurance that we will be able to maintain or expand our number of independent retail accounts in the future.

SIGNIFICANT CUSTOMERS

         We currently have approximately 18 drug, health food and mass retailer customers which collectively comprised 93% of our revenues in 2001. We depend on several significant customers for a large percentage of our net sales. Our largest customers are GNC, Walgreens, Rite Aid, Target, Eckerds and CVS. We do not have written agreements with any of these customers or any of our other customers.

         During the fiscal year ending 2001, GNC represented approximately 21% of our net sales, Walgreens represented approximately 11% of our net sales, Rite Aid represented approximately 14% of our net sales, each of Target and Eckerds represented approximately 9% of our net sales, and CVS represented approximately 10% of our net sales. The loss of any one or more of our significant customers would have a material adverse effect on our operations.

GOVERNMENT REGULATIONS

         The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which its products are sold. In addition, we manufacture and market certain of our products in substantial compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

         The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act ("FFD&CA") by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements we use to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that FDA could allege false statements were submitted to it if structure/function claim notifications was either non-existent or so lacking in scientific support as to be plainly false.

         FFD&CA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. Although the final version of the GMP rules has not yet been issued, we anticipate we will be in substantial compliance with the proposed regulations, once they are enacted. FFD&CA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules, which took effect in March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products. We believe we are in substantial compliance with these new requirements.

         All of our products are classified as dietary supplements under the FFD&CA. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. These regulations cover:

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

         The notification procedures became effective in October 1997. The labeling requirements became effective on March 23, 1999. Where required, we revised our product labels as necessary to reflect the requirements. We believe we substantially comply with these requirements. In addition, we are required to continue our ongoing program of providing evidence for our product performance claims, and notify the FDA of certain types of performance claims made for our products. Our substantiation program involves ongoing compilation and review of scientific literature pertinent to the ingredients contained in our products and the claims we make about them.

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

         Additionally, dietary supplements are subject to the Nutrition, Labeling and Education Act (NLEA), which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. NLEA prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

         The FTC regulates the marketing practices and advertising of all our products. In the past several years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that act. A false advertisement is one that is "misleading in a material respect." In determining whether an advertisement or labeling information is misleading in a material respect, FTC determines not only whether overt representations and implied representations are false but also whether the advertisement fails to reveal material facts. Under FTC's standard, any health benefit representation made in advertising must be backed by "competent and reliable scientific evidence" by which FTC means:

         tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.

         The FTC has increased its review of the use of the type of testimonials we use in our business. The Federal Trade Commission requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the FTC has never threatened an enforcement action against us for the advertising of our products, there can be no assurance that the FTC will not question our advertising or other operations in the future.

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

         In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be. We may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. We cannot predict the content of any future laws, regulations, interpretations or applications. We also cannot predict the future impact of the different governmental regulations; however, any or all of such requirements could be a burden and costly, to us. Future regulations could, however:

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

COMPETITION

         The diet industry is highly competitive. We compete directly with the following companies who sell to our customers and their diet product brands:
Atkins Nutritional, Twinlabs, Metabolife International, Inc, Rexall Sundown, Dexatrim, Natures Bounty (NBTY) and SlimFast. We also compete indirectly with companies that use direct marketing to distribute diet products directly to the retail consumer without the use of an intermediary such as a mass retailer. These companies use television and radio advertising which can range from thirty second commercials to full length thirty minute infomercials. Many of these companies also attempt to bring their best selling brands to the retail market and such products then also compete directly with our products.

         Our product formulas are not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. In addition, many of our competitors sell to the same customers as we do. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations. We strive to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We also trademark our proprietary brand names such as, the "Carb Free Blend" in CarbCutter(R) and the "cellular transport system" in Carbolizer(TM). See "Intellectual Property." We believe that this allows us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging.

         The most significant barrier to entry within our industry is the difficulty of establishing a new product. This involves a major capital commitment to advertise, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. Test marketing also requires a significant commitment of time and capital.

FINANCING

Factoring

         During 2001, we factored certain of our accounts receivable with Alliance Financial Capital, Inc. On March 15, 2002, we terminated our factoring agreement with Alliance and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). We only factor certain large accounts, and we do not factor the accounts serviced through HNS Direct. The agreement with LSQ provides that LSQ will purchase certain of our receivables and advance to us 85% of the face amount of such receivables. The term of this agreement is one year. The maximum amount of receivables we may factor under our agreement with LSQ is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, we granted to LSQ a blanket lien on our assets. In connection with the LSQ Factoring Agreement, our President and Chief Executive Officer was required to deliver a personal indemnity agreement to LSQ.

GSN Financing

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement which were approximately $700,000. Our repayment schedule requires equal quarterly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket second priority lien on our assets to GSN. Although there is no stated rate of interest on the note, under generally accepted accounting principles, interest will be imputed at a rate of 9% per year and applied to original issue discount in the gross amount of $75,000 over the life of the loan.

         Also, in early April 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit, on current invoices, with 60 day terms.

Vendor Financing

         We consider our relationships with our vendors to be good. During 2001, we were able to increase our credit limits as well as improve our payment terms with certain vendors.

PRODUCTS LIABILITY INSURANCE

         We are currently insured for products liability claims up to an aggregate of $10,000,000. While our products liability policy currently cover our products which contain ephedra, there can be no assurance that this coverage will be available in the future at premium rates that were consider acceptable, or at all.

         We are also an additional named insured on GSN's products liability policy which have aggregate coverage of up to $5,000,000.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices and finished product warehouse is located in a 6,000 square foot facility at 3750 Investment Lane, Building 5, West Palm Beach, Florida, 33404. This lease expires on October 31, 2003 and provides for lease payments of approximately $2,172 per month. We also have leased a 4,000 square foot storage facility with lease payments of $1,767 per month. The lease expiries on October 31, 2003. All packaging and shipping is performed at this location.

         During the first quarter of 2002, we entered into a sublease of 4,000 square feet of excess warehouse space for approximately $1,800 per month.

ITEM 3.  LEGAL PROCEEDINGS

NEW YORK CITY DEPARTMENT OF CONSUMER AFFAIRS

         In January 2001, the New York City Department of Consumer Affairs ("DCA") issued a Notice of Violation ("NOV") relating to certain claims made by the Company relating to CarbCutter(R). In January 2002, HNS reached a settlement with the DCA which provided for the payment to DCA of $10,000 and no admission of guilt, liability or misconduct of any kind by HNS.

J.C. HERBERT BRYANT, III AND KMS-THIN TAB 100, INC.

         The Company is currently involved in the following litigation adverse to J.C. Herbert Bryant, III ("Bryant") and KMS-Thin Tab 100, Inc. ("KMS"), a company which HNS believes is majority owned and controlled by Bryant. Bryant is a former Chief Financial Officer, Secretary and Treasurer of the Company and was a director of the Company until the third quarter of 1999. In addition, based upon his Schedule 13D filed with the Securities and Exchange Commission on June 28, 2001, Bryant is the beneficial owner of approximately 6.8% of the outstanding common stock of the Company.

         In July 2000, the Company sued KMS and Bryant in the United States District Court for the Southern District of Florida for trademark infringement, unfair competition, cyberpiracy under the Anti-Cybersquatting Consumer Protection Act of 1999, and breach of his fiduciary duties as a director of the Company. The Company alleges that Bryant, while a director of the Company, registered, in his own name or in the name of his company, KMS, certain domain names which employ the Company's principal trademarks, "CarbCutter(R)" and "Thin Tab." The Company alleges that Bryant's continued use of the domain names and related websites is causing irreparable harm to the Company and to the goodwill of the trademarks. The Company alleges that Bryant breached his duty as an officer and director of the Company by usurping corporate opportunities and corporate property interests by registering the domain names while he was an officer or director and retaining those names for his own use and benefit while an officer and director and thereafter. Bryant counterclaimed alleging, among other things, breach of a distribution agreement with the Company. In December 2000, Bryant's claims (and the breach of duty claim by the Company) were dismissed for lack of subject matter jurisdiction. Discovery and mediation in this case has been completed and the trial is tentatively scheduled for May 2002. The Company has filed its Motion for Summary Judgment seeking injunctive relief and an order of transfer for the domain names.

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

         In June 2001, the Company sued J. C. Herbert Bryant, III, KMS Thin Tab 100, Inc., Anthony Dell'Aquila, Renate P. Dell'Aquila, Napoleon Paz and Tania Paz in the United States District Court for the Southern District Court of Florida seeking preliminary and permanent injunctive and other relief under
Section 13(d) and (g) of the Securities Exchange Act of 1934, as amended. The lawsuit was intended to require defendants to immediately make a corrective disclosure as required by the federal securities laws. In response to the lawsuit, the defendants made the required disclosures in their Schedule 13D filings with the Securities and Exchange Commission, and in July 2001, the parties filed a joint stipulation for dismissal of the action.

         The Company intends to vigorously prosecute its action against Bryant and KMS and to vigorously defend the actions against it by Bryant and KMS.

HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC., STEVEN POMERANTZ AND ANTHONY
F. MUSSO, PLAINTIFFS, VS. MILTON H. BARBAROSH, RICKI BARBAROSH, STENTON LEIGH GROUP, INC., STENTON LEIGH CAPITAL CORP. AND EAI PARTNERS, INC., DEFENDANTS.

         As previously disclosed, on December 3, 2001, the Company reached a settlement in connection with its Complaint for Declaratory Relief in the Fifteenth Judicial Circuit of Florida in Palm Beach County seeking a judicial determination regarding the status of a large block of common stock of the Company. Pursuant to the settlement, the Company will pay to the defendants $75,000 in cash, $65,000 of which is personally guaranteed in equal proportions by Christopher Tisi, President of the Company, Steven Pomerantz, CEO of the Company, and Anthony Musso. In addition, Mr. Tisi and Mr. Pomerantz have agreed to salary reductions in the amount of $18,750 each, and Mr. Musso has agreed to provide services to HNSI in the amount of $18,750. The Company has paid and will continue to pay the $75,000 to the defendants as follows: $10,000 was paid on or before December 24, 2001, $1,000 was paid on each of January 1, February 1 and March 1, 2002, and $4,000 will be paid each month thereafter until paid in full. If the entire amount, other than the $10,000 payment, is paid on or before June 30, 2002, a 10% discount will be applied.

         The settlement agreement also provided that 275,000 shares of the Company's common stock would be delivered to EAI Partners, Inc., one of the affiliated defendants. Of that amount, Tony Musso transferred 115,000 shares beneficially owned by him to EAI Partners, Inc. and Steven Pomerantz transferred 115,000 shares beneficially owned by him to EAI Partners, Inc. Of the remaining 45,000 shares, 25,000 shares had been issued by the Company to EAI Partners, Inc. prior to the settlement, and the Company issued the remaining 20,000 shares to EAI Partners, Inc. during January 2002.

         In Note 5 of the Notes to Condensed Financial Statements in the Company's Form 10-Q dated November 14, 2001, we disclosed that 325,000 shares to be issued by the Company were at subject to the litigation. As a result of the settlement, only 20,000 of those shares were issued by the Company to the defendants.

         The Company has been sued by six unaffiliated plaintiffs alleging that the Company's Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. The Company's position on these matters is that none of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. To date, one of these cases has been dismissed after delivery to plaintiff's counsel of information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA. While the Company does not believe that HNS has material liability based upon the substantive allegations set forth in these cases, the legal costs that the Company has incurred, and may incur in the future, in obtaining dismissals from these cases could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2001, we did not submit any matters to the vote of our security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company trades on the OTC Bulletin Board under the trading symbol "HNNS." The prices set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years as reported by CSI, Inc. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There were no trades of our securities on the OTCBB prior to October 4, 2000.

                           Fiscal Year 2001         High          Low
                           ----------------
                           Fourth Quarter           0.28         0.10
                           Third Quarter            0.51         0.14
                           Second Quarter           1.03         0.23
                           First Quarter            2.06         0.63

                           Fiscal Year 2000         High          Low
                           ----------------
                           Fourth Quarter           1.56         0.56

         As of March 30, 2002, there were 86 holders of record of our common stock.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

         On December 21, 2001, we issued 20,000 shares of our common stock to EAI Partners, Inc. in connection with the settlement of litigation.

         On June 27, 2001, we issued 5,000 shares of our common stock to consultants for professional services rendered.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This annual report on Form 10-KSB contains forward-looking statements and information. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors described under "Certain Factors That May Affect Future Operations" in this annual report. In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets and other conditions increase the uncertainty inherent in forward-looking statements. Finally, recent government action and the surrounding publicity regarding ephedra-containing products may make it difficult for us to obtain and maintain product liability insurance for our products containing ephedra at current premiums. This could cause our actual results to differ materially from those indicated by such forward-looking statements.

         The following discussion of our results of operations and financial condition should be read along with our Consolidated Financial Statements listed in Item 7 and the Notes to them appearing elsewhere in this Form 10-KSB.

OVERVIEW

         Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. The impact of the terrorist attacks of September 11, 2001 and the government's response to them have had short-term and may have long-term adverse effects on our revenues, results of operations, financial condition and prospects. The terrorist attacks had an immediate impact on our business as a result of the contraction in consumer confidence and a negative impact on the retail environment generally. We, as well as most other companies operating in the same market sector, saw a significant decline in sales in the fourth quarter 2001 due to a consumer perception that under the circumstances the purchase of diet-related products was less important than other household expenditures. Additional terrorist attacks or related events, such as bioterrorism, could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the longer-term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions or on our results of operations.

         During 2001, we continued to implement our strategic plan to diversify our product line through the development and promotion of our three new products: Fat Cutter Plus, Carbolizer(TM) and Acutrim(R) Natural as well as the promotion and expansion of the distribution of CarbCutter(R). This strategy was aimed at reducing the negative impact upon us of (i) a shift in consumer preferences with regard to any one of our products, (ii) a change in retailer preferences for our products, or (iii) any other cause of reduced sales either for a particular product or in a particular geographical region. Although the acquisition of the Acutrim(R) trademark in the first quarter of 2001 allowed us to generate approximately $1.1 million in total revenue from Acutrim(R) product sales, our 2001 operating results show the impact of the significant development, marketing and other expenditures associated with the launch of these new products as well as the higher cost of goods associated with these new products.

         In 2001, the FDA demonstrated a renewed interest with regard to the regulation of ephedra. This renewed interest has been accompanied by adverse publicity. As of December 31, 2001, 25% of our gross revenue was generated by sales of our products that contain ephedra. To date, no new regulations have been adopted. We cannot predict the effects of these events on our revenues, results of operations, financial condition and prospects. See "Commitments and Contingencies."

RESULTS OF OPERATIONS

NET SALES:

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Revenues for the twelve months ended December 31, 2001 decreased by $38,921, to $5,365,332 versus the comparable period in 2000 of $5,404,253. The decrease was primarily due to the decrease in our in-house telemarketing revenue of $399,687 in fiscal year 2001 versus the comparable period in fiscal 2000 of $1,023,377. Revenues generated by chain stores sales during the twelve months ended December 31, 2001 increased by $640,196 to $4,730,833, or 15.7%, versus the comparable period in 2002 of $4,090,637. During the twelve months ended December 31, 2001, six companies accounted for 74.0% of the total chain store revenues. GNC, our largest account, accounted for 21% of total sales versus the comparable period in 2000 of 45.0%.

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Net sales for the twelve months ended December 31, 2000 were $5,404,253 an increase of $3,536,453 or 189%, compared to net sales of $1,867,800 for the twelve months ended December 31, 1999. The increase was due to growth in our in-house telemarketing accounts and new orders for our new product, CarbCutter(R), from chain store accounts CVS, Eckerd Drugs, Rite-aid, GNC, Phar-Mor and Albertsons. Our in-house telemarketing program, which targets the independent health food store and independent pharmacy market, generated $1,023,377 or 19% of sales for the twelve months ending December 31, 2000. Chain store sales accounted for $4,090,637 or 76% of sales for the twelve months ending December 31, 2000. Distributors accounted for $290,239 or 5% of sales. GNC, our single largest account, accounted for 45% of sales or $2,438,840 for the twelve months ending December 31, 2000. CVS accounted for 7% of sales or $414,396 for the twelve months ending December 31, 2000.

COST OF SALES

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Cost of sales for the twelve months ended December 31, 2001 was $1,903,755 or 35% of net sales, compared to $1,472,528 or 27% of net sales for the twelve months ended December 31, 2000. The increase in cost of sales as a percentage of net sales is primarily attributed to higher sales of CarbCutter(R), which had a formula change increasing the cost of goods sold on this product in fiscal year 2001.

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Cost of sales for the twelve months ended December 31, 2000 was $1,472.528 or 27% of net sales, compared to $729,994 or 39% of net sales for the twelve months ended December 31, 1999. The decrease in cost of sales as a percentage of net sales is primarily attributable to higher sales of CarbCutter(R), which has a lower percentage cost of goods than our other products which results in a higher gross profit margin. We may not be able to maintain the higher margin on CarbCutter(R) as our competitors introduce and promote similar products. Also, as we introduce new products, we do not believe we will maintain the lower cost of goods percentage we had with CarbCutter(R).

GROSS PROFIT:

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Gross profit for the twelve months ended December 31, 2001 was $3,461,577 a decrease of $470,148, or 12%, compared to gross profit of $3,931,725 for the twelve months ended December 31, 2000. As a percent of net sales, gross profit was 65% for the twelve months ending December 31, 2001, as compared to 73% for the twelve months ended December 31, 2000. The decrease in gross profit is primarily attributed to the increase in cost of goods for the CarbCutter(R) and also Acutrim(R) Natural, each of which were reformulated in 2001 and as a result of such reformulation, has a lower gross margin than the prior year.

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Gross profit for the twelve months ended December 31, 2000 was $3,931,725 an increase of $2,793,919 or 245%, compared to gross profit of $1,137,806 for the twelve months ended December 31, 1999. As a percent of net sales, gross profit was 73% for the twelve months ending December 31, 2000, as compared to 61% for the twelve months ended December 31, 1999. These increases are primarily attributable to increased sales and profit margins of CarbCutter(R) over the prior year's product mix.

OPERATING EXPENSES:

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Operating expenses were $4,838,780 for the twelve months ended December 31, 2001, compared to $3,847,521 for the twelve months ended December 31, 2000, representing an increase of $991,259. As a percent of net sales, operating expenses were 90% for the twelve months ended December 31, 2001, compared to 71% for the twelve months ended December 31, 2000. Advertising and promotion expenses were $2,406,484 for the twelve months ended December 31, 2001, compared to $1,617,092 for the twelve months ended December 31, 2000, representing an increase of $789,393. This increase was primarily due to expenses associated with the new product launches of Fatcutter and Carbolizer as well as expenses associated with expanding the distribution of our other products. General and administration expenses were $2,395,033 for the twelve months ended December 31, 2001, compared to $2,217,971 for twelve months ended December 31, 2000, an increase of 8.0%. This increase was primarily a result of additional personnel expenditures and professional fees associated with litigation during 2001.

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Operating expenses were $3,847,521 for the twelve months ended December 30, 2000, compared to $1,120,654 for the twelve months ended December 31, 1999, representing an increase of $2,726,867. As a percent of net sales, operating expenses were 71% for the twelve months ended December 31, 2000, compared to 60% for the twelve months ended December 31,1999. The increase in operating expenses was primarily attributable to significantly higher advertising expenditures to establish brand identification, general administrative and personnel costs associated with our increased sales, and higher in-store promotional expenses during the third and fourth quarter associated with our new chain store accounts for CarbCutter(R). We expect these in-store promotional expenses to decline as a percentage of sales in the first quarter 2001 for CarbCutter(R). Because we are introducing new products in 2001, however, there will be introductory expenses associated with those new products. The increase in operating expenses was also attributable to television advertising production costs during the third and fourth quarters of $210,053 related to planned future advertisements introducing consumers to CarbCutter(R).

NET INCOME FROM OPERATIONS

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Net loss for the twelve months ended December 31, 2001, was $(1,399,533) or (.39) per share compared to net income of $70,562 or $ .02 per share for the twelve months ended December 31, 2000. The decrease in income was a direct result of our commitment to the advertising and promotion of our product lines. Advertising, Slotting Fees, Co-ops, Free Goods and Promotion Expenditures increased $789,392 or 49% over the previous twelve months ended December 31, 2000.

Year ended December 31, 2000 compared with Year ended December 31, 1999

         Net income from operations was $70,562 or $.02 per share for the twelve months ended December 31, 2000, compared to $28,279 or $ .01 per share for the twelve months ended December 31, 1999. The modest increase in income from operations was a direct result of our commitment to create brand awareness and establish more than 25,000 shelf positions for CarbCutter(R). Advertising, Slotting Fees, Co-ops, Free Goods and Promotion Expenditures increased over 1287% from last year alone.

CARRY FORWARD LOSS

         We have a net operating loss carry forward, as of December 31, 2001, of $1,234,194 for tax purposes to affect future taxable income. The net operating loss carry forwards expire in 2020.

LIQUIDITY & CAPITAL RESOURCES

         For the 12 months ended December 31, 2001, the Company had a working capital deficit of $900,663. In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000 over the next twenty-four months. Accordingly, as of the date hereof, our working capital has improved by approximately $350,000 by deferring repayment of that amount until April 2003. Net cash used in operating activities for the year ended December 31, 2001 was $(33,650) and resulted primarily from increased operating expenses. Net cash provided by investing activities was $122,163 for the year ended December 31, 2001, which resulted from purchases of trademarks for $25,000 and the release of a certificate of deposit as collateral for a bank loan of approximately $150,000. Net cash used in financing activities for the year ended December 31, 2000 was $(132,166) which includes repayment of loans of $115,600 and $21,533 capital lease payments.

         Since December 31, 2001, we have reduced our current liabilities from $1,342,555 to approximately $850,000 as of the date hereof as a result of our repayment of approximately $150,000 to vendors and suppliers and the deferral of our obligation to repay $350,000 to Garden State Nutritionals until April 2003. In addition, in 2001, we implemented a cost reduction plan which has resulted in savings in the first quarter of 2002 of approximately $220,000 in total operating expenses over total operating expenses for the first quarter of 2001. Also, during the first quarter of 2002, we subleased a portion of our warehouse facilities and redesigned our product packaging to use a more effective and less labor intensive design and more cost-effective materials. Finally, during 2001, we settled all of our material litigation with the exception of the litigation adverse to Herbert Bryant. See "Item 3 - Legal Proceedings."

         During 2001, despite our best efforts to settle the litigation adverse to Mr. Bryant, we spent in excess of $80,000 in legal fees and costs related to this litigation and settlement attempts. This continuous cash drain for professional fees, as well as the constant diversion of management time required by this litigation, has had in 2001 and, will continue to have, a material adverse effect on our operating results.

         We are dependent on factoring our receivables in order to support our working capital needs. During 2001, we factored certain of our accounts receivable with Alliance Financial Capital, Inc. On March 15, 2002, we terminated our factoring agreement with Alliance and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The term of this agreement is one year. The maximum amount of receivables we may factor under our agreement with LSQ is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, we granted to LSQ a blanket lien on our assets. Factoring our large pharmacy chain accounts and large health food accounts continues to play a crucial role in providing capital and liquidity for our operations. Our factoring arrangement provides us with revenue at the time of shipment of the product. Absent a factoring arrangement, we would be required to carry these accounts receivable for approximately 30 to 90 days. Other than as described below, factoring is the only available financing alternative available to us at this time.

         As stated above, in early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000. In connection with this agreement, we granted to GSN a blanket second priority lien on our assets. Also, in early April 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit with 60 day terms.

         During 2001, we were able to increase our credit limits, as well as improve our payment terms, with certain vendors for 2002.

         At March 31, 2002, we have generated sufficient cash flow from normal operations through the end of the first quarter of 2002 to pay our ongoing current expenses. We are presently on target to meet our budgeted profit and loss projections for the first quarter of 2002. We believe that we can meet our budgeted operating expenses for the balance of fiscal year 2002 and that this will produce sufficient cash flow to continue our normal operations. Except as described above, we currently have identified no other sources of capital or financing. If our future product sales are insufficient to support our internal cash flow needs, our vendor credit lines, including our arrangement with Garden State and our factoring arrangement with LSQ, may not be sufficient to fund our operations.

GOING CONCERN QUALIFICATION

         Our auditors stated that our financial statements for the year ended December 31, 2001 were prepared on the going-concern basis. For the year ended Dec 31, 2001, we incurred a net annual loss of $1,399,533 and had an accumulated deficit of $1,640,466. In addition, we had negative cash flows from operations of $33,650 during the year ended December 31, 2001 and adverse liquidity ratios. There is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon our ability to control costs and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our management has established plans intended to increase sales of our products and reduce operating costs to provide funds needed to increase liquidity and implement the business plan.

COMMITMENTS AND CONTINGENCIES

         Regulatory Matters - Our products Fat Cutter Plus, Thin Tab(R), and Carbolizer(TM), contain ephedra, also known as "Ma Huang," an herb which contains naturally-occurring ephedrine. These products represented approximately 25% of our gross revenue for the twelve months ended December 31, 2001. Ephedra containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

         In April 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published in 1997, would have significantly limited our ability to sell Fat Cutter Plus, ThinTab and Carbolizer if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office (GAO) in which the GAO criticized as faulty the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

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

         The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2002. Consequently, we are unable at the present time to predict the ultimate resolution of these issues, or their ultimate impact on our results of operations or financial condition. In the event that these rules limit our ability to sell our products containing ephedra, we have already developed ephdrine-free formulae for those products. In addition, to the extent that sales of ephedra-containing products of our competitors decline as a result of any new rules, sales of our current non-ephedra products may be positively affected.

         Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We currently maintain product liability insurance coverage of $10,000,000. It may become increasingly difficult to obtain and maintain product liability insurance coverage for products containing ephedra at current premiums, or at all.

Although no material product liability claims have been asserted against us, if they are in the future, our product liability insurance coverage could prove to be inadequate and these claims could result in material losses.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         If Garden State Nutritionals, our sole manufacturer, fails to supply our products in sufficient quantities and in a timely fashion, our business may suffer. We currently obtain 100% of our manufactured product from a single source of supply, Garden State Nutritionals. In 2002, we entered into a two year contract with GSN to manufacture all of our products. In the event that GSN is unable or unwilling to provide us with the products in accordance with the terms of our contract, delays in securing alternative sources of supply would result in a material adverse effect upon our operations.

         The dietary supplement industry is highly competitive. The diet industry is highly competitive. Many of our competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than we do. In the future, if not currently, one or more of these companies could seek to compete more directly with us by manufacturing and distributing their own or others' products, or by significantly lowering the prices of their existing national brand products. If one or more of our competitors significantly reduce their prices on existing products in an effort to gain market share or aggressively promote new products in an effort to enter a market, our results of operations or market position could be adversely affected. In addition, because the formulations of our are not proprietary, similar formulations are currently being developed and marketed by these competitors. Our products may also face competition in the future from diet-related drugs introduced by pharmaceutical companies.

         We currently have a limited number of products. We currently market six products. The loss of, or deterioration in the popularity of any one or more of our other brands will have a material adverse effect on our Company.

         Our failure to develop and introduce new products could have an adverse effect on our Company. We believe our ability to grow in our existing market is partially dependent upon our ability to introduce new and innovative products into these markets. Although we seek to introduce additional products in our existing markets, the success of new products is subject to a number of variables, including developing products that will appeal to customers and competing with product launches by our competitors. We cannot assure you that our efforts to develop and introduce new products will be successful or that customers will accept new products.

         We could be adversely affected if any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of our products. All of our products have certificates of analysis supplied by our manufacturer, and we have completed independent clinical testing of all of our products. We are highly dependent upon our customers' and the retail consumers' perception of the overall integrity of our business, as well as the safety and quality of our products and similar products distributed by other companies, which may not adhere to our quality standards. Our ability to attract and retain customers who, in turn, attract retail consumers, could be adversely affected by negative publicity regarding our products or one or more ingredients in our products or by the announcement by any governmental agency of a regulatory initiative relating to ingredients in our products.

         Our customers may discontinue use of our products at any time. Our customers order products on a purchase order basis and may discontinue the sale of our products at any time. If product sales are discontinued, we may not receive payment for units that are not paid for as of the time of discontinuation. Additionally, certain of our customers have the right to take a credit in an amount equal to the unpaid balance of the discontinued product against other products of ours that they may purchase.

         Our success largely depends upon national media attention. We believe that the historical growth experienced by the nutritional supplement market is based in part on the national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings. While public awareness of the positive effects of vitamins and nutritional supplements on health was heightened by widely publicized reports of scientific findings supporting such claims during 1997-1998, we believe that negative media attention focusing on questions of efficacy, safety and label claim content have had a significant adverse impact on the supplement industry over the past two years. In particular, negative publicity with respect to ephedrine products has impacted our business. The lack of growth in the nutritional supplement industry has also been caused by the lack of new "blockbuster" products and increasing competition, including intense private label expansion. There can be no assurance that these factors will not be present in the future.

         We, like other sellers of products that are ingested, face an inherent risk of exposure to product liability claims if, among other things, the use of our\products results in injury. We currently have product liability insurance for our operations in amounts we believe are adequate for our operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable costs, if at all, or, if available, will be adequate to cover such liabilities.

         Restrictive governmental regulations govern the manufacturing and distribution of our products. We are subject to numerous governmental regulations, including but not limited to regulations promulgated by FDA, FTC and the Consumer Product Safety Commission, regarding the distribution, labeling and promotion of our products. All of the ingredients that we use in our products have been reviewed by the FDA upon submission of information by others. If we intend to use any ingredient in our products that has not already been reviewed by the FDA, we would be required to submit the new dietary ingredient to the FDA and to demonstrate a history of safe use. If the FDA does not accept the evidence of safety we present for the new dietary ingredient, the FDA could determine that such result ingredient should be regulated as a food additive and require time consuming and costly FDA approval. Additionally, under the FD&CA (including NLEA and DSHEA), the FDA has issued regulations regarding labeling and marketing of our products, and the NLEA regulates nutrient and ingredient labeling. The FTC regulates marketing practices and advertising of our products. Our business and financial results could be materially harmed by our failure to comply with these labeling and marketing regulations.

         The laws and regulations relating to our products are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretation of existing laws. These changes may have a dramatic effect on our business. Such changes may be applied retroactively. The ultimate timing or effect of such changes cannot be predicted. Our failure to comply with such laws, requirements and regulations could adversely affect our business and finances.

         A portion of our revenue is generated by several products which contain ephedrine. Certain countries, states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of over-the-counter sales, required warnings or labeling statements, record-keeping and reporting requirements, the prohibition of sales to minors, per-transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. In such countries, states or localities, these restrictions could aversely affect the sale of our products which contain the naturally-occurring sources of ephedrine. Currently, these products represent approximately 25% of our revenue. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of products, product recalls, civil or criminal fines or other penalties. The enactment of these restrictions, the perceived safety concerns relating to ephedrine and the possibility of further regulatory action increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine will be filed against us. In late 2000, the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review is assumed to be retrospective in nature and will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in early Fall of 2002. On September 5, 2001, the Public Citizens Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. To date, the FDA has taken no action in regard to this petition.

         We depend on significant customers for a large percentage of our net sales. Our largest customers are GNC, Walgreens, Rite Aid, Target, Eckerds and CVS. We do not have written agreements with any of these customers. We cannot assure you that these customers will continue as major customers of the Company. The loss of any of these customers, or a significant reduction in purchase volume by any of these customers, could have a material adverse effect on our results of operations or financial condition.

         We believe that trademarks and other proprietary rights are among our most important assets. In fiscal 2001, substantially all of our net sales were from products bearing proprietary brand names, including Acutrim(R) Natural A.M., Thin Tab(R) and CarbCutter(R). Accordingly, our future success depends upon the goodwill associated with these brand names. Although our principal brand names are registered in the United States, we cannot assure you that the steps we have taken to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. In addition, to the extent that we rely on common law trademark rights to protect our unregistered trademarks, such common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. Additionally, the sales of certain of our products rely on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that these third parties can successfully maintain their intellectual property rights or that we will be successful in maintaining these licensing agreements. If we lose the right to use these licenses, our business could be materially adversely affected.

         Although we are committed to enforce our various trademarks and other intellectual property rights against infringement, we cannot assure you that we will be able to successfully do so. The loss of, or deterioration in, our intellectual property rights could adversely affect our business.

         We depend substantially on the continued services and performance of our senior management. Our business may be hurt if Chris Tisi, our President and Chief Executive Officer, leaves us. Although we have an employment agreement with Mr. Tisi, this does not guarantee that he will remain with us. If we lose his services, we may not be able to attract and retain additional qualified personnel to fill his position in the future.

         Control off our company is concentrated among a limited number of stockholders who can exercise significant influence over all matters requiring stockholder approval. As of December 31, 2001, our present directors, executive officers and their respective affiliates and related entities beneficially owned approximately 33% of our outstanding common stock and common stock equivalents. In addition, our President and Chief Executive Officer has agreed with certain other significant shareholders to vote together on certain matters. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also potentially delay or prevent a change in control of our company.

         Our stock price is likely to remain volatile. The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock price of many publicly traded dietary and nutritional product companies, has been and will likely continue to be volatile. Prices of our common stock may be influenced by many factors, including:

         o        investor perception of us;

         o        analyst recommendations;

         o market conditions relating to dietary and nutritional product companies;

         o        announcements of new products by us or our competitors;

         o publicity regarding actual or potential developments relating to products under development by us or our competitors;

         o        developments or disputes concerning proprietary rights;

         o        regulatory developments;

         o period to period fluctuations in financial results of us and our competitors;

         o future sales of substantial amounts of common stock by shareholders; and

         o        economic and other external factors.

         We are not likely to pay dividends. We have not paid any cash dividends on our common stock and we do not plan to pay any cash dividends in the foreseeable future. We plan to retain any earnings for the operation of our business.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We retained as our independent auditors the firm Daszkal Bolton LLP (formerly Daszkal Bolton Manela Devlin & Co.) to replace the firm of Buthner & Kahle, CPAs, P.A. (B&K) who were dismissed as our auditors, effective July 12, 2000. This decision was approved by the Board of Directors at a meeting held on July 12, 2000.

         In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 1998 and December 31, 1999, and in the subsequent unaudited interim period ended March 31, 2000, there were no disagreements with B&K on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of B&K would have caused B&K to make reference to the subject matter in their report. The Company has requested B&K to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of B&K's letter dated September 6, 2000, has been filed as an exhibit to our Form 8-K dated September 6, 2000

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Form 10-KSB

                  FINANCIAL STATEMENTS:

                  o        Independent Auditors' Report

                  o        Balance Sheets as of December 31, 2001 and 2000

                  o Statements of Operations for the years ended December 31, 2001 and 2000

                  o Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000

                  o Statements of Cash Flows for the years ended December 31, 2001 and 2000

                  o        Notes to Financial Statements

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS FORM 10-KSB

         The exhibits to this Form 10-KSB appear following the Company's Financial Statements included in this report.

         3.1(a) Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(A) of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 000-29245).

         3.1(b) Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(B) of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 0000-29245).

         3.1(c) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(C) of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 000-29245).

         3.1(d) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(D) of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission File Number 000-29245).

         3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 000-29245).

         3.3 Amendment to the Restated ByLaws of the Company dated September 25, 2000 (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2000; Commission File Number 000-29245).

         3.4 Amendment to the Restated ByLaws of the Company dated November 10, 2000 (incorporated by reference to Exhibit 3.4 of Registrant's Annual Report on form 10-KSB, filed on April 16, 2000; Commission File Number 000-29245).

         10.1 Employment Agreement between the Company and Chris Tisi effective as of January 1, 2002 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

         10.2 Severance Agreement between the Company and Steven Pomerantz effective as of January 1, 2002 (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

         10.3 Factoring and Security Agreement between LSQ Funding Group L.C. and Health and Nutrition Systems International, Inc. effective as of March 15, 2002.

         10.4 Indemnification Agreement dated March 15, 2002 between LSQ Funding Group L.C. and Christopher Tisi

         10.5 Indemnification Agreement between the Company and Chris Tisi dated January 1, 2002 (incorporated by reference to Exhibit
                  10.2 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

         10.6 Indemnification Agreement between the Company and Steven Pomerantz dated January 1, 2002 (incorporated by reference to
                  Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

         10.7 Lease Agreement between the Company and Fred Keller, Trustee dated November 1, 2000 (incorporated by reference to Exhibit
                  10.5 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission File Number 000-29245).

         10.8 Lease Agreement between the Company and Fred Keller, Trustee dated January 1, 2001 (incorporated by reference to Exhibit
                  10.6 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission File Number 000-29245).

         10.9 Secured Party's Bill of Sale between Fleet National Bank and the Company dated January 12, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on January 26, 2001; Commission File Number 000-29245).

         10.10 Trademark Assignment from Heritage Consumer Products, LLC to the Company dated January 12, 2001 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on January 26, 2001; Commission File Number 000-29245).

         10.11 Agreement between the Company and Steven Pomerantz dated January 12, 2001 (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on January 26, 2001; Commission File Number 000-29245).

         10.12 Shareholders' Agreement among Tony D'Amato, Chris Tisi, and the Company dated July 13, 2000 (incorporated by reference to Exhibit 1 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.13 Irrevocable Proxy dated July 13, 2000 (incorporated by reference to Exhibit 2 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.14    Waiver dated January 31, 2001 (incorporated by reference to
                  Exhibit 3 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.15 Joint Filing Agreement dated February 13, 2001 (incorporated by reference to Exhibit 4 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

         10.16 Exclusive Manufacturing Agreement dated April 11, 2002 between the Company and Garden State Nutritionals, a division of VitaQuest International, Inc.

         10.17 Security Agreement dated April 11, 2002 between the Company and Garden State Nutritionals, a division of VitaQuest International, Inc.

         10.18 Health & Nutrition Systems International, Inc. 1998 Stock Option Plan

         10.19 Promissory Note dated April 11, 2002 between the Company as borrower and Garden State Nutritionals as lender.

         10.20 Subordination Agreement dated April 11, 2002 among the Company, LSQ Funding Group, L.C. and Garden State Nutritionals.

         16.1 Letter from Butner & Kahle, CPA dated September 6, 2000 (incorporated by reference to Exhibit 16.4 of Registrant's Current Report on Form 8-K filed on September 7, 2000; Commission File Number 000-29245).

         24           Power of attorney (included on signature page)

         (b)      Reports on Form 8-K

         1.       Form 8-K filed on December 10, 2001 reporting an Item 5 event.

         2.       Form 8-K filed on December 18, 2001 reporting an Item 5 event.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2002             Health & Nutrition Systems International, Inc.



                                 By: /S/ Christopher Tisi
                                     ------------------------------------------
                                     Christopher Tisi
                                     Interim Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)

         Each person whose signature appears below hereby constitutes and appoints Chris Tisi his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                                               DATE

/s/ Christopher Tisi                          Interim Chairman of the Board,                          April 11, 2002
---------------------------                   Chief Executive Officer and President
Christopher Tisi                              (Principal Executive Officer)


/s/ Al Dugan                                  Controller (Principal Accounting Officer)               April 11, 2002
---------------------------
Al Dugan
                                              Director                                                April 11, 2002
/s/Steven A. Pomerantz
---------------------------
Steven A. Pomerantz

/s/Ted Alflen                                 Director                                                April 11, 2002
---------------------------
Ted Alflen

/s/ Darryl Green                              Director                                                April 11, 2002
---------------------------
Darryl Green

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                    TABLE OF CONTENTS
                                                    -----------------



Independent Auditor's Report....................................................................................F-1

Financial Statements:

   Balance Sheets as of December 31, 2001 and 2000..............................................................F-2

   Statements of Operations for the years ended December 31, 2001 and 2000......................................F-3

   Statements of Changes in Stockholders' Equity (Deficit) for the years ended
      December 31, 2001 and 2000................................................................................F-4

   Statements of Cash Flows for the years ended December 31, 2001 and 2000......................................F-5

Notes to Financial Statements ..........................................................................F-6 to F-15

                               DASZKAL BOLTON LLP
                               ------------------


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors and Stockholders
Health & Nutrition Systems International, Inc.

We have audited the accompanying balance sheets of Health & Nutrition Systems International, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health & Nutrition Systems International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with auditing principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a significant loss from operations and had negative cash flows from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /S/ DASZKAL BOLTON LLP

Boca Raton, Florida
February 1, 2002

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

============================================================================================
                                     ASSETS
                                     ------
                                                                          December 31,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------
Current assets:
   Cash                                                           $    81,932    $   125,585
   Restricted cash related to notes payable                                --        150,687
   Accounts receivable, net                                           194,792        497,835
   Inventory                                                          165,168        299,556
   Prepaids and other current assets                                       --        168,454
                                                                  -----------    -----------
           Total current assets                                       441,892      1,242,117
                                                                  -----------    -----------

Property and equipment, net                                            66,949         92,219
                                                                  -----------    -----------
Other assets:
   Due from related parties                                                --          4,967
   Deferred tax asset                                                      --          7,888
   Other assets, net                                                   33,335          9,329
           Total other assets                                          33,335         22,184
                                                                  -----------    -----------
           Total assets                                           $   542,176    $ 1,356,520
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Accounts payable                                               $ 1,105,116    $   447,604
   Accrued expenses                                                   183,887        122,377
   Capital leases, current portion                                     19,152         19,819
   Notes payable                                                       34,400        150,000
                                                                  -----------    -----------
           Total current liabilities                                1,342,555        739,800
                                                                  -----------    -----------

Capital leases, less current portion                                    1,645         22,511
                                                                  -----------    -----------

           Total liabilities                                        1,344,200        762,311
                                                                  -----------    -----------
Stockholders' equity:
   Common stock, $ 0.001 par value, authorized 30,000,000
     shares; 3,629,813 and 3,604,813 shares issued and
     outstanding at December 31, 2001 and 2000, respectively            3,630          3,605
   Additional paid-in capital                                         834,812        831,537
   Accumulated deficit                                             (1,640,466)      (240,933)
                                                                  -----------    -----------
           Total stockholders' equity (deficit)                      (802,024)       594,209
                                                                  -----------    -----------
           Total liabilities and stockholders' equity (deficit)   $   542,176    $ 1,356,520
                                                                  ===========    ===========


                 See accompanying notes to financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
================================================================================

                                                             December 31,
                                                    ---------------------------
                                                       2001             2000
                                                    -----------     -----------

Revenue                                             $ 5,365,332     $ 5,404,253

Cost of sales                                         1,903,755       1,472,528
                                                    -----------     -----------

Gross profit                                          3,461,577       3,931,725
                                                    -----------     -----------
Operating expense:
    General and administrative expense                2,395,033       2,217,971
    Advertising and promotion                         2,406,484       1,617,092
    Depreciation and amortization                        31,616          28,951
    Bad debts (recovery)                                  5,647         (16,493)
                                                    -----------     -----------
           Total operating expense                    4,838,780       3,847,521
                                                    -----------     -----------

Income (loss) from operations                        (1,377,203)         84,204
                                                    -----------     -----------
Other income (expense):
    Interest income                                       5,902           2,060
    Interest expense                                    (23,347)        (21,152)
    Other income (expense)                                3,003          (2,438)
                                                    -----------     -----------
           Total other income (expense)                 (14,442)        (21,530)
                                                    -----------     -----------

Income (loss) before income taxes                    (1,391,645)         62,674
                                                    -----------     -----------

Benefit (provision) for income taxes                     (7,888)          7,888
                                                    -----------     -----------

Net income (loss)                                   $(1,399,533)    $    70,562
                                                    ===========     ===========

Net income per share - basic                        $     (0.39)    $      0.02
                                                    ===========     ===========

Net income per share - diluted                      $     (0.39)    $      0.02
                                                    ===========     ===========

Weighted average number of shares - basic             3,612,472       3,609,898
                                                    ===========     ===========

Weighted average number of shares - diluted           3,612,472       3,609,898
                                                    ===========     ===========

                 See accompanying notes to financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001 AND 2000

===================================================================================================================================

                                                  Common Stock             Additional       Stock
                                             --------------------------     Paid-In      Subscription    Accumulated
                                               Shares        Amount         Capital       Receivable       Deficit         Total
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                     3,743,947    $     3,744    $   689,284    $      (700)   $  (311,495)   $   380,833
                                             -----------    -----------    -----------    -----------    -----------    -----------

Common stock retired                            (353,000)          (353)           353             --             --             --

Common stock warrants exercised                   25,366             25         25,339             --             --         25,364

Common stock cancelled and returned               (6,000)            (6)       (17,994)            --             --        (18,000)

Subscription received                                 --             --             --            700             --            700

Common stock issued for services to
  consultants and employees                      194,500            195        134,555             --             --        134,750

Net income - December 31, 2000                        --             --             --             --         70,562         70,562
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                     3,604,813          3,605        831,537             --       (240,933)       594,209
                                             -----------    -----------    -----------    -----------    -----------    -----------

Common stock issued for legal settlement          20,000             20          1,980             --             --          2,000

Common stock issued for services                   5,000              5          1,295             --             --          1,300

Net loss - December 31, 2001                          --             --             --             --     (1,399,533)    (1,399,533)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001                     3,629,813    $     3,630    $   834,812    $        --    $(1,640,466)   $  (802,024)
                                             ===========    ===========    ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

==========================================================================================================

                                                                                    December 31,
                                                                        ----------------------------------
                                                                           2001                    2000
                                                                        -----------            -----------
Cash flows from operating activities:
   Net income                                                           $(1,399,533)           $    70,562
      Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Allowance for doubtful debts                                          (7,173)               (16,952)
       Allowance for obsolete and slowmoving inventory                        6,407                     --
       Depreciation and amortization                                         31,616                 28,951
       Deferred tax asset                                                     7,888                 (7,888)
       Common stock issued for services                                       3,300                134,750
   (Increase) decrease in:
       Accounts receivable                                                  310,216               (232,919)
       Inventory                                                            127,981               (179,230)
       Prepaids and other current assets                                    168,454               (102,215)
       Other assets                                                          (1,828)                (2,437)
   Increase (decrease) in:
       Accounts payable                                                     657,512                220,297
       Accrued expenses                                                      61,510                112,409
                                                                        -----------            -----------
Net cash provided by (used in) operating activities                         (33,650)                25,328
                                                                        -----------            -----------
Cash flows from investing activities:
   Investment in trademarks                                                 (25,000)                (2,194)
   Proceeds from (investment in) certificates of deposit                    150,687               (150,687)
   Purchases of property and equipment                                       (3,524)               (32,628)
                                                                        -----------            -----------
Net cash provided by (used in) investing activities                         122,163               (185,509)
                                                                        -----------            -----------
Cash flows from financing activities:
   Issuance of common stock, net                                                 --                  7,364
   Subscription receivable                                                       --                    700
   Proceeds from (repayments on) financing                                 (115,600)               150,000
   Repayments on capital leases                                             (21,533)               (10,009)
   Proceeds from (repayments on) related parties                              4,967                (16,535)
                                                                        -----------            -----------
Net cash provided by (used in) financing activities                        (132,166)               131,520
                                                                        -----------            -----------
Net decrease in cash                                                        (43,653)               (28,661)

Cash, beginning of period                                                   125,585                154,246
                                                                        -----------            -----------
Cash, end of period                                                     $    81,932            $   125,585
                                                                        ===========            ===========


                 See accompanying notes to financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Health & Nutrition Systems International, Inc. ("HNS" or "the Company") markets and distributes weight management, energy and sports nutrition products to numerous national and regional health, food, drug and mass market accounts as well as independent health and pharmacy accounts. The Company was incorporated in Florida on October 25th, 1993. HNS product sales consist of six primary dietary supplements: Acutrim Natural(R), Thin Tab(R), Carb Cutter(TM), Carbolizer(TM), Thin Tab Mahuang Free(TM), and Fat Cutter(R). The current markets are concentrated in North America and Puerto Rico. One manufacturer substantially produces all of the HNS dietary supplements.


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

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis, net of allowances for slow-moving or obsolete inventory. Inventory allowances at December 31, 2001 and 2000 was $18,014 and $11,607, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Advertising Costs
-----------------

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising event takes place. Advertising and promotion expenses for years ending December 31, 2001 and 2000 were $2,259,545 and $1,617,092, respectively.

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

New Accounting Pronouncements
-----------------------------

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statements 142). Statement 141 eliminates the pooling-of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart form goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Identifiable intangible assets will continue to be amortized over their estimated useful lives. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. The Company plans to adopt Statement 142 beginning January 1, 2002. The adoption of Statement 142 is not expected to have a material impact on the Company's earnings or financial position.


NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained significant losses during the year ended December 31, 2001. In addition, the Company has negative cash flows from operations of $33,650 during the year ended December 31, 2001 and has adverse liquidity ratios.

The Company's continuation is dependent upon its ability to control costs and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of this uncertainty.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 4 - FACTORING ARRANGEMENTS
-------------------------------

In 2001, the Company factored certain of its accounts receivable, without recourse, with a commercial finance company. The factor purchases the receivables for the face amount of certain invoices, less a discount rate fee of 1.75%. The Company maintains a reserve account with the factor of 20% to 50%, depending on the customer, of the outstanding receivables held by the factor. The reserve account may be charged additional fees from 3.35% to 4.75% on invoices paid beyond the agreed to terms.

In 2000, the Company factored certain of its accounts receivable, without recourse, with a commercial finance company subsidiary of a bank. The factor purchased receivables for 97% of the face amount of certain invoices and the Company maintained a reserve account with the factor of 15% of the outstanding receivables held by the factor. The reserve account was charged additional fees from 1% to 3% on invoices paid beyond the agreed to terms.


NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable consisted of the following at December 31, 2001 and 2000:

                                                      2001           2000
                                                    ---------     ---------

    Accounts receivable                             $ 352,002     $ 542,219
    Less:  allowance for doubtful accounts            (37,210)      (44,384)
    Less:  allowance for sales returns               (120,000)           --
                                                    ---------     ---------
    Accounts receivable, net                        $ 194,792     $ 497,835
                                                    =========     =========

The allowance for sales returns of $120,000 results from expected returns of one product with expiration dates in March and May 2002.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

For years ended December 31, 2001 and 2000, a certain related party made aggregate purchases of approximately $63,881 and $163,969, respectively.

At December 31, 2001 and 2000, the Company had outstanding receivables from stockholders/director in the amount of $0 and $4,967.

In 2001, a former officer of the Company and a member of the Board of Directors guaranteed a short term loan from a bank. See Note 10.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

                                                             December 31,
                                                        --------------------
                                                          2001        2000
                                                        --------------------

    Cash paid for interest                              $  23,347   $ 21,152
                                                        =========   ========
    Cash paid for income taxes                          $      --   $ 50,000
                                                        =========   ========
    Non-cash investing and financing activities:

         Capital lease obligations assumed              $      --   $ 39,018
                                                        =========   ========
         Common stock issued for services               $   3,300   $134,750
                                                        =========   ========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying value of cash, accounts receivables, loans receivable, accounts payable and other payables approximates fair value because of their short maturities.

NOTE 9 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                     2001           2000
                                                   ---------      ---------

    Furniture and equipment                        $  38,713      $  38,713
    Office equipment                                  31,536         31,536
    Warehouse equipment                               24,349         24,349
    Computer equipment                                51,815         48,290
    Software                                          40,126         40,126
    Website development                                2,155          2,155
    Leasehold improvements                             1,860          1,860
                                                   ---------      ---------
                                                     190,554        187,029
    Less: accumulated depreciation                  (123,605)       (94,810)
                                                   ---------      ---------
         Property and equipment, net               $  66,949      $  92,219
                                                   =========      =========

Depreciation expense for the years ended December 31, 2001 and 2000 was $28,795 and $27,853, respectively.


NOTE 10 - NOTES PAYABLE
-----------------------

On December 15, 2000 the Company received a short-term loan from a bank in the amount of $150,000. Interest accrued at a rate of 8.1% per annum and the note was collateralized by two certificates of deposits totaling $150,687. This note was paid in full on December 15, 2001.

On January 12, 2001, the Company received a short-term loan from a bank in the amount of $100,000. Interest accrued at a rate of 7.73% per annum and was collateralized by a certificate of deposit in the amount of $100,000 owned by a former officer of the Company and member of the Board of Directors. The loan was paid off on January 12, 2002.

On January 15, 2002, the Company received a short-term loan from a bank in the amount of $23,400. Interest accrues at a rate of 4.75% per annum and is collateralized by a certificate of deposit in the amount of $23,400 owned by a former officer of the Company and member of the Board of Directors. The loan is due on July 15, 2002, and is payable in monthly installments of $4,167.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 11 - LEASE COMMITMENTS
---------------------------

The Company leases office and warehouse space in Riviera Beach, Florida. Rent expense for the years ended December 31, 2001 and 2000 was $64,664 and $24,234, respectively. The Company also leases various equipment. Lease expense for the years ended December 31, 2001 and 2000 was $29,952 and $27,023, respectively.

In 2002, the Company sub-leased part of its warehouse space for $1,800 per month.

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized. The obligations under capital leases are at fixed rates ranging from 10% to 23% and are collateralized by the corresponding equipment.

Property under capital leases at December 31, 2001 and 2000 consisted of the following:

                                                     2001            2000
                                                   --------        --------

    Machinery and equipment                        $ 59,902        $ 59,902
    Less: accumulated amortization                  (27,442)        (13,149)
                                                   --------        --------
         Total                                     $ 32,460        $ 46,753
                                                   ========        ========

Future minimum rentals for property under operating and capital leases at December 31 are as follows:

                                                         Capital     Operating
                Year Ending December 31,                 Leases       Leases
    --------------------------------------------------   -------     --------


                   2002                                  $ 24,424    $ 96,188
                   2003                                     2,320      82,704
                   2004                                        --      23,008
                   2005                                        --       6,214
                                                         --------    --------
    Total minimum lease obligation                         26,744     208,114
         Less: interest                                     5,947          --
                                                         --------    --------
         Present value of total minimum lease payments     20,797    $208,114
                                                                     ========
         Less: current portion                            (19,152)
                                                         --------
             Non-current portion                         $  1,645
                                                         ========

NOTE 12 - STOCKHOLDERS EQUITY
-----------------------------

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

During the year ended December 31, 2001, the Company issued its common stock for cash and in exchange of services as follows:

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

The Company issued 20,000 shares of common stock as settlement of a lawsuit, as disclosed in Note 13, valued at $2,000.

The Company issued 5,000 shares of common stock to consultants for professional services rendered, valued at $1,300.

During the year ended December 31, 2000, the Company issued its common stock for cash and in exchange of services as follows:

The Company issued 194,500 shares of common stock to consultants and employees for professional services rendered, valued at $134,750.

The Company retired and/or cancelled 359,000 shares of common stock, resulting in a net decrease in equity of $18,000.

25,366 warrants were exercised during 2000 valued at $25,364. In April 2000, 145,570 warrants exercisable at $0.50 per share of common stock expired.


NOTE 13 - LEGAL MATTERS
-----------------------

During the year ended December 31, 2000, the Company filed a Complaint for Declaratory Relief in reference to the effectiveness of various Stock Purchase Agreements among shareholders, the cancellation of certain shares and the rightful ownership of these shares. On December 21, 2001, a settlement agreement was reached in which the Company issued 20,000 shares of common stock, valued at $2,000 and a net cash settlement of $18,750. At December 31, 2001, $11,000 of the cash settlement amount had been paid, with the remaining amount included in accounts payable.

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyberpiracy. The formed director and KMS counterclaimed alleging a breach of distribution agreement by the Company. In December 2000, this counter suit was dismissed as inappropriate for adjudication in a federal court.

In December 2000, KMS sued the Company and three of its officers and directors, in state court alleging that the Company breached a distribution agreement with KMS. The suit is in its early stages and management cannot assess the likely outcome of the litigation or determine if the outcome would materially impact the Company's financial condition or results of operations.

The Company has been sued by six unaffiliated plaintiffs alleging that the Company's Acutrim(R) products contain PPA and that those products have caused damage to the plaintiffs. The Company's position on these matters is that none of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. To date, one of these cases has been dismissed after delivery to plaintiff's counsel of information substantiating the fact that the Company's products do not presently contain, and have not contained, PPA. While the Company does not believe that it has material liability based upon the substantive allegations set forth in these cases, the legal costs that the Company has incurred, and may incur in the future, in obtaining dismissals from these cases could have a material adverse effect on the Company.

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 14 - CONCENTRATIONS
------------------------

Credit Risk
-----------

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company's officers have attempted to minimize this risk by monitoring the companies for which it provided credit.

The Company maintains bank accounts at various financial institutions. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. At December 31, 2001, no amounts exceeded the insured limit. At December 31, 2000, the amount that exceeded the insured limit was $137,935.

Product Liability
-----------------

The Company is currently insured to the extent of $10 million for product liability claims and uses vendors who are also insured. There is a risk that certain vendors may not have sufficient product liability insurance or may lose their insurance, or the Company may not be able to insure at reasonable cost. In any of these events, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Significant Customers
---------------------

In the year ended December 31, 2001, sales to six customers represented seventy-four (74%) of the Company's revenue.

In the year ended December 31, 2000, two significant customers provided for fifty-two (52%) of the total revenues of the Company.

Significant Supplier
--------------------

During the years ended December 31, 2001 and 2000, the Company received 100% of its products from one manufacturer of herbal and dietary supplements, located in Caldwell, New Jersey.


NOTE 15 - INCOME TAXES
----------------------

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                         2001            2000
                                                       --------        -------
    Income tax (benefit) consists of:
      Current                                          $     --        $    --
      Deferred                                               --         (7,888)
                                                       --------        -------
    Provision (benefit) for income taxes               $     --         (7,888)
                                                       ========        =======

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 15 - INCOME TAXES, CONTINUED
---------------------------------

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                        2001         2000
                                                     ---------    ---------

    Taxes computed at combined federal and
      state tax rate                                 $(473,159)   $  12,535
    Non-deductible expenses                              3,835        6,297
    State income taxes, net of federal income
      tax benefit                                      (50,107)       4,278
    Other                                              (20,135)       9,859
    Effect of change in income tax rate                  6,953           --
    Increase (decrease) in deferred tax asset
         valuation allowance                           540,501      (40,857)
                                                     ---------    ---------
         Provision (benefit) for income taxes        $   7,888    $  (7,888)
                                                     =========    =========

The components of the deferred tax asset were as follows at December 31:

                                                        2001         2000
                                                     ---------    ---------
    Deferred tax assets:
         Net operating loss carryforward             $ 464,427    $   4,957
         Allowance for receivables                      69,295           --
         Allowance for inventory                         6,779        2,321
         Litigation costs related to capital                --        4,000
                                                     ---------    ---------
    Total deferred tax assets                          540,501       11,278
                                                     ---------    ---------

    Deferred tax liabilities:
         Allowance for receivables                          --       (3,390)
                                                     ---------    ---------
    Total deferred tax liabilities                          --       (3,390)
                                                     ---------    ---------
    Net deferred tax asset                             540,501        7,888
                                                     ---------    ---------
    Valuation allowance:
         Beginning of year                                  --      (40,857)
         Decrease (increase) during year              (540,501)      40,857
         Ending balance                               (540,501)          --
                                                     ---------    ---------
    Net deferred taxes                                      --        7,888
                                                     =========    =========

As of December 31, 2001, the Company has an unused net operating loss carryforward of $1,234,194 available for use on its future corporate income tax returns. This net operating loss carryforward expires in 2020.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 16 - STOCK OPTIONS
-----------------------

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

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $847 and $703 in compensation expense at December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001, no options were granted to officers, directors and employees of the Company.

During the year ended December 31, 2000, 670,000 options were granted to officers, directors and employees of the Company at exercise prices ranging from $0.50 to $0.88 per share.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings for the year ended December 31, 2001 would have been decreased by $17,653. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

           Risk-free interest rate                     6.5%
           Expected life (years)                       Various
           Expected volatility                         N/A
           Expected dividends                          None

A summary of options during the years ended December 31, 2001 and 2000 is shown below:

                                                        December 31, 2001                   December 31, 2000
                                                  -------------------------------     ------------------------------
                                                   Number         Weighted-Average     Number        Weighted-Average
                                                  of Shares       Exercise Price      of Shares       Exercise Price
                                                  ---------       --------------      ---------      ---------------

    Outstanding at beginning of year                710,000           $   0.14              --          $     --
    Granted                                              --              --            710,000              0.14
    Exercised                                            --              --                 --                --
    Forfeited                                      (169,500)             (0.14)             --                --
                                                   --------           --------        --------          --------
    Outstanding at December 31                      540,500           $   0.14         710,000          $   0.14
                                                   ========           ========        ========          ========
    Exercisable at December 31                      252,750                            275,850
                                                   ========                           ========
    Available for issuance at December 31           372,000                            372,000
                                                   ========                           ========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 16 - STOCK OPTIONS, CONTINUED
----------------------------------

At December 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                 2001                2000
                                            -------------         ----------
    Net loss
       As reported                          $  (1,399,533)        $   70,562
                                            =============         ==========
       Pro forma                            $  (1,417,186)        $   27,394
                                            =============         ==========
    Earnings per share
       As reported                          $       (0.39)        $     0.02
                                            =============         ==========
       Pro forma                            $       (0.39)        $     0.02
                                            =============         ==========


NOTE 17 - RECLASSIFICATIONS
---------------------------

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. These reclassifications have no effect on reported net income.


NOTE 18 - SUBSEQUENT EVENTS
---------------------------

On March 15, 2002, the Company terminated their factoring agreement with Alliance Financial Capital, Inc. and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provides that LSQ will purchase certain receivables and advance 85% of the face amount of such receivables. The term of this agreement is one year. The maximum amount of receivables the Company may factor under the agreement is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, the Company granted LSQ a blanket lien on Company assets and the President/Chief Executive Officer was required to deliver a personal guarantee.

In early April 2002, the Company entered into an agreement with Garden State Nutrition (GSN), the sole manufacturer, to repay $700,000 owed to them as of the date of the agreement. The repayment schedule requires equal quarterly payments without interest, over the next eight quarters, starting from June 1, 2002. In connection with this agreement, the Company granted a blanket second priority lien on the assets to GSN.

Also in early April 2002, the Company entered into an exclusive manufacturing agreement with GSN pursuant to which GSN provided the Company with a $450,000 line of credit, on current invoices, with 60-day terms.

Index to Exhibits
-----------------

Exhibit              Description of Exhibits
-------              -----------------------
Number
------

3.1(a) Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1(A) of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 000-29245).

3.1(b) Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(B) of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 0000-29245).

3.1(c) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(C) of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 000-29245).

3.1(d) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(D) of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission File Number 000-29245).

3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's registration statement on Form 10-SB, filed on January 31, 2000; Commission File Number 000-29245).

3.3 Amendment to the Restated ByLaws of the Company dated September 25, 2000 (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2000; Commission File Number 000-29245).

3.4 Amendment to the Restated ByLaws of the Company dated November 10, 2000 (incorporated by reference to Exhibit 3.4 of Registrant's Annual Report on form 10-KSB, filed on April 16, 2000; Commission File Number 000-29245).

10.1 Employment Agreement between the Company and Chris Tisi effective as of January 1, 2002 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

10.2 Severance Agreement between the Company and Steven Pomerantz effective as of January 1, 2002 (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245)

10.3 Factoring and Security Agreement between LSQ Funding Group L.C. and Health and Nutrition Systems International, Inc. effective as of March 15, 2002.

10.4 Indemnification Agreement dated March 15, 2002 between LSQ Funding Group L.C. and Christopher Tisi

10.5 Indemnification Agreement between the Company and Chris Tisi dated January 1, 2002 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

10.6 Indemnification Agreement between the Company and Steven Pomerantz dated January 1, 2002 (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

10.7 Lease Agreement between the Company and Fred Keller, Trustee dated November 1, 2000 (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission File Number 000-29245).

10.8 Lease Agreement between the Company and Fred Keller, Trustee dated January 1, 2001 (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission File Number 000-29245).

10.9 Secured Party's Bill of Sale between Fleet National Bank and the Company dated January 12, 2001 (incorporated by reference to Exhibit
            10.1 of Registrant's Current Report on Form 8-K filed on January 26, 2001; Commission File Number 000-29245).

10.10 Trademark Assignment from Heritage Consumer Products, LLC to the Company dated January 12, 2001 (incorporated by reference to Exhibit
            10.2 of Registrant's Current Report on Form 8-K filed on January 26, 2001; Commission File Number 000-29245).

10.11 Agreement between the Company and Steven Pomerantz dated January 12, 2001 (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on January 26, 2001; Commission File Number 000-29245).

10.12 Shareholders' Agreement among Tony D'Amato, Chris Tisi, and the Company dated July 13, 2000 (incorporated by reference to Exhibit 1 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

10.13       Irrevocable Proxy dated July 13, 2000 (incorporated by reference to
            Exhibit 2 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

10.14 Waiver dated January 31, 2001 (incorporated by reference to Exhibit 3 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

10.15 Joint Filing Agreement dated February 13, 2001 (incorporated by reference to Exhibit 4 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

10.16 Exclusive Manufacturing Agreement dated April 11, 2002 between the Company and Garden State Nutritionals, a division of VitaQuest International, Inc.

10.17 Security Agreement dated April 11, 2002 between the Company and Garden State Nutritionals, a division of VitaQuest International, Inc.

10.18       Health & Nutrition Systems International, Inc. 1998 Stock Option
            Plan

10.19 Promissory Note dated April 11, 2002 between the Company as borrower and Garden State Nutritionals as lender.

10.20 Subordination Agreement dated April 11, 2002 among the Company, LSQ Funding Group, L.C. and Garden State Nutritionals.

16.1 Letter from Butner & Kahle, CPA dated September 6, 2000 (incorporated by reference to Exhibit 16.4 of Registrant's Current Report on Form 8-K filed on September 7, 2000; Commission File Number 000-29245).

24          Power of Attorney (included on signature page)


            (b)         Reports on Form 8-K

            1. Form 8-K filed on December 10, 2001 reporting an Item 5 event.

            2. Form 8-K filed on December 18, 2001 reporting an Item 5 event.