Form 10KSB/A
period 2001-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2002-04-30
CIK 1009891

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-KSB/A-1



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to         .
                                                            -------    --------


                         Commission file number 0-29245

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


           FLORIDA                                               65-0452156
           -------                                               ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

    3750 Investment Lane, Suite 5                                    32904
      West Palm Beach, Florida                                     (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (561) 863-8446

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of common stock were outstanding as of April 26, 2002.

                                EXPLANATORY NOTE

         Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, Health & Nutrition Systems International, Inc. hereby files this Amendment No. 1 on Form 10-K/A to include in Part III, Items 10 - 12, and to amend Item 13, of its Annual Report on Form 10-KSB for the year ending December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of April 26, 2002, our directors and executive officers are:

Name                  Age         Position/Office
----                  ---         ---------------

Christopher Tisi      32          Interim Chairman of the Board, President and
                                  Chief Executive Officer

Ted Alflen            55          Director

Daryl Green           41          Director

Steve Pomerantz       45          Director

         The business experience of our executive officer and directors is set forth below:

         Christopher Tisi has been our Chief Executive Officer and Interim Chairman of the Board since December 2001. Mr. Tisi has been our President and Secretary since November 2000, and was our Chief Operating Officer from December 1999 until November 2000. From March 1998 until December 1999, Mr. Tisi was our Vice President of Sales and Marketing. From 1994 to March 1998, Mr. Tisi was our Vice President of Training.

         Ted Alflen has been one of our directors since October 2000. In March 1991, Mr. Alflen founded TCCD International Inc. and served as President from 1991 to present. TCCD manufactures and markets crystal deodorants. TCCD recently acquired Real Natural Products and the Moistic brand of all natural lip balms. Mr. Alflen has been in sales and marketing for over 29 years.

         Darryl Green has been one of our directors since August 10, 2001. Mr. Green has been an independent business consultant in the nutrition industry from June 2001 until present. He was the Vice President of retail sales of General Nutrition Centers from June 1999 until June 2001. He held the position of Vice President of retail operations for the Southeastern United States for GNC from January 1996 until June 1999, and was the Director of Operations for the GNC NY City Designated Market Area from January 1993 until January 1996.

         Steve Pomerantz has been one of our directors since 1994. From November 2000 to December 2001, Mr. Pomerantz was our Chairman of the Board and Treasurer, and he held the office of Chief Executive Officer from March 1998 until December 2001. He was our President from March 1998 until November 2000. From 1995 to March 1998, Mr. Pomerantz was our Vice President of Finance and Chief Operating Officer. Presently, Mr. Pomerantz is pursuing his own business interests.

         Each director holds his office until the next annual meeting of the shareholders unless he resigns or is removed.

SECTION 16(A) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2001, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001, other than an unintentional failure to timely file by our former director, William Husa, one Form 4 reporting one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 1999, 2000 and 2001 received by each of our chief executive officer and our other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year 2001, (each a "Named Officer" and collectively the "Named Officers"). No other executive officers were paid salary and bonus compensation by us which exceeded $100,000 during 2001.

                           SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                                COMPENSATION
                                            ANNUAL COMPENSATION                   AWARDS
                                            -------------------                 -----------
                                                             OTHER ANNUAL       SECURITIES        ALL OTHER
 NAME AND PRINCIPAL                      SALARY     BONUS    COMPENSATION       UNDERLYING      COMPENSATION
    POSITION                   YEAR      ($)(1)      ($)        ($)(2)         OPTIONS(#)(3)          ($)
-------------------            ----      ------      ---        ------         --------------         ---
Christopher Tisi               2001       133,281   7,524          -                 -                 -
President, Chief               2000      $100,000  18,169          -              102,000              -
Executive Officer,             1999        61,000   4,047          -                 -                 -
Secretary and Interim
Chairman of the Board(4)
Steve Pomerantz                2001       114,321   3,762          -                 -             50,000(5)
(4)                            2000       100,000  11,642          -               50,000              -
                               1999        13,356   1,022          -                 -                 -

--------------------

(1) Payment of $23,443 of Steve Pomertanz's 2001 salary and $32,578 of Chris Tisi's 2001 salary was deferred in 2001 and will be paid during 2002 in twelve equal monthly installments.

(2) The Named Officers did not receive any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Officer.

(3) In 2000, Mr. Pomerantz was granted options under our 1998 Stock Option Plan for the purchase of 50,000 shares of common stock. Such options were granted at the then current market value of the shares. The options granted vested immediately on the date of grant. Also in 2000, Mr. Tisi was granted options under our 1998 Stock Option Plan for the purchase of 102,000 shares of common stock. Such options were granted at the then current market value of the shares. The options granted vested immediately on the date of grant.

(4) Mr. Pomerantz resigned as Chief Executive Officer, Treasurer and Chairman of the Board on December 14, 2001, and Mr. Tisi assumed the position of Chief Executive Officer, Secretary and Interim Chairman of the Board on December 14, 2001. Mr. Tisi has served as President since October 1, 2000.

(5) Paid to Mr. Pomertanz as severance pursuant to the terms of his Severance Agreement effective as of January 1, 2002, $18,750 of which is to be paid to third parties in connection with settlement of litigation.

STOCK OPTION GRANTS

         No stock options were granted to the Named Officers during fiscal year 2001 under our 1998 Stock Option Plan or otherwise. We do not currently have (and have not previously had) any plan pursuant to which any stock appreciation rights may be granted.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table sets forth information relating to the number and value of options held on December 31, 2001 by each of the Named Officers. No options to purchase common stock were exercised by either of our Named Officers during the year ended December 31, 2001.

                         AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2001
                                     AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities Underlying   Value of Unexercised In-the-Money
                                                                     Unexercised                        Options at
                                Shares         Value        Options at Dec. 31, 2001 (#)            Dec. 31, 2001 ($)(1)
                              Acquired on    Realized       ----------------------------            --------------------
           Name              Exercise (#)       ($)       Exercisable         Unexercisable      Exercisable Unexercisable
           ----              ------------       ---       -----------         -------------      ----------- -------------

Christopher Tisi                   -             -         102,000(2)                                 -
President, Chief
Executive Officer,
Secretary and Interim
Chairman of the Board

Steve Pomerantz                    -             -          50,000(2)                                 -

(1) The last sales price of our common stock on the NASDAQ National Market System on December 31, 2001, which was $0.10 per share, and the exercise price of the options of both Mr. Tisi and Mr. Pomerantz are $0.50 per share. Accordingly, the options are not in-the-money.

(2)  Options granted under our 1998 Stock Option Plan.

COMPENSATION OF DIRECTORS

         During 2001, we paid to each of our non-employee directors meeting fees of $500 for each board meeting they attended and for each committee meeting they attended (if held separately from a board meeting). Pursuant to the terms of our 1998 Stock Option Plan, grants of stock options for the purchase of our common shares may be made to each of our directors. We did not grant any options to our directors during 2001.

            EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective January 1, 2002, we entered into a new employment agreement with Chris Tisi, our Chief Executive Officer, President, Secretary and Interim Chairman of the Board. The agreement provides for a base salary of $140,000 ($18,750 of which will be used to pay certain amounts owing to third parties in connection with the settlement of litigation) as well as bonuses which are contingent upon increases in revenue over prior periods and net income results. The agreement provides that bonuses will be determined quarterly with 33% of such bonuses to be paid quarterly and the balance to be paid at year-end depending on the maintenance of previously achieved performance levels. The agreement also provides for an annual grant of 50,000 stock options under our 1998 Stock Option Plan. The options will have a four-year term and will be vested 100% on the date of grant. The agreement also provides for the payment of an amount equal to the lesser of (i) $275,000 or (ii) the maximum "golden parachute" payment permitted to be deducted by us under the federal tax law in the event Mr. Tisi is terminated after a change of control. An amendment to the agreement provides that $32,578 of Mr. Tisi's salary for 2001 which was not paid to him during 2001 will be paid in 2002 in twelve equal monthly installments.

         Effective January 1, 2002, we entered into a severance agreement with Steve Pomerantz, our former Chairman of the Board, Chief Executive Officer, and Treasurer. The agreement provides for a severance payment of $50,000 to be paid over the next year ($18,750 of which will be used to pay certain amounts owing to third parties in connection with the settlement of litigation). An amendment to the agreement provides that $23,443 of Mr. Pomerantz's salary for 2001 which was not paid to him during 2001 will be paid in 2002 in twelve equal monthly installments.

         In light of the fact that Mr. Pomerantz has in the past personally guaranteed certain obligations of the Company to third parties (the "Guaranteed Obligations"), the severance agreement provides that on the earlier to occur of
(i) a Change in Control, or (ii) December 31, 2002, we will provide substitute collateral for the Guaranteed Obligations in exchange for a release from Mr. Pomerantz from any and all personal liability on the Guaranteed Obligations. If we are unable to provide substitute collateral within the agreed time, we are required to repay the Guaranteed Obligations in full within thirty (30) days thereafter. We are also obligated to repay any outstanding principal and accrued but unpaid interest under a bank loan to us by no later than the earlier to occur of (i) July 1, 2002 and (ii) a Change of Control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below shows, as of April 26, 2002, the number of shares of our common stock beneficially owned by

         o each person whom we know beneficially owns more than 5% of the common stock,

         o        each director and nominee for director,

         o        each executive officer included in the Summary Compensation
                  Table, and

         o        all executive officers and directors as a group.

                                                                          SHARES OF COMMON STOCK
                                                                            BENEFICIALLY OWNED
                                                                            ------------------
                                                 NUMBER OF SHARES AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)             BENEFICIAL OWNERSHIP (2)              PERCENT OF CLASS (3)
----------------------------------------             ------------------------              --------------------
Christopher Tisi                                           819,088(4)(5)                         21.6%

Steve Pomerantz                                            401,829(5)                            10.9%

Ted Alflen                                                   4,250(5)                               *

Daryl Green                                                     -                                  -

J.C. Herbert Bryant, III                                   266,534(6)                             7.3%
8390 Currency Drive, #5
West Palm Beach, FL  33404

Tony D'Amato                                               308,502(4)                             8.5%
1526 Michigan Avenue, #1
Miami Beach, FL

Anthony and Renate Dell'Aquila                             205,000(6)                             5.6%
15377 Whispering Willow Dr.
Wellington, FL  33414

Napoleon and Tania Paz                                     214,300(6)                             5.9%
51 Seabreeze Ave.
Delray Beach, FL  33483

EAI Partners, Inc.                                         275,000(7)                             7.6%
1900 Corporate Blvd., #305-W
Boca Raton, FL  33431

All  executive  officers  and  directors  as a           1,225,167(8)                            31.9%
group (4 persons)

-----------------------------
*    Less than 1%

(1) The address of the executive officer and each director is c/o the Company, 3750 Investment Lane, Suite 5, West Palm Beach, FL 33404.

(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

(3) Based upon 3,632,813 outstanding shares as of April 26, 2002, and, with respect to each holder of options exercisable, or notes convertible, within 60 days of April 26, 2002, the shares issuable under such instruments.

(4) In 2000, Tony D'Amato ("D'Amato") executed and delivered to Chris Tisi ("Tisi") and the Company a Shareholders' Agreement pursuant to which D'Amato granted to Tisi an irrevocable proxy (the "Irrevocable Proxy") authorizing Tisi to vote shares of the Company beneficially owned by D'Amato as of that date and any shares of the Company acquired by D'Amato thereafter. The Irrevocable Proxy had a two-year term. On January 31, 2001, Tisi relinquished his right to vote pursuant to the Irrevocable Proxy with respect to 125,000 shares beneficially owned by D'Amato as of that date. As disclosed in the 13D dated April 24, 2002 filed by Steve Pomerantz

     ("Pomerantz"), Tisi and D'Amato, on April 29, 2002, D'Amato executed and delivered to Tisi a First Amendment to the Shareholders' Agreement (the "First Amendment") pursuant to which D'Amato extended the term of the Shareholders' Agreement and the Irrevocable Proxy for an additional two-year period. In addition, Tisi and Pomerantz have entered into an oral understanding that each will vote the shares of common stock beneficially owned by him (or, in the case of Tisi, as to which he has voting power) together as a group, but only for the following purposes: (i) in favor of the same person or persons to be nominated and elected to serve on the board of directors to fill any vacancies on the board, if and as such vacancies may arise from time to time (whether such vacancy occurs by removal, resignation or an increase in the size of the board of directors) at any time prior to our 2002 annual meeting of stockholders, or any adjournment thereof, and (ii) in favor of the same person or persons to be nominated and elected as the slate of nominees, and elected, to the board of directors to be voted upon by the shareholders at our 2002 annual meeting of shareholders, or any adjournment thereof. Accordingly, Tisi has sole voting power of 819,088 shares and sole dispositive power of 416,788 shares, and D'Amato has sole voting power of 125,000 shares and sole dispositive power of 308,502 shares.

(5) Share ownership of the following persons includes shares subject to immediately exercisable options or options exercisable within 60 days of April 26, 2002, as follows: for Mr. Pomerantz - 50,000 shares; for Mr. Tisi
     - 152,000 shares; and for Mr. Alflen - 1,250.

(6) The share amounts of Bryant, Anthony and Renate Dell'Aquila and Napoleon Paz are based upon the disclosures made by each of them in their respective
     Schedule 13Ds filed with the Securities and Exchange Commission on or about June 27, 2001. Mr. and Mrs. Dell'Aquila share voting and dispositive power.

(7) Based upon EAI Partners, Inc.'s receipt of 275,000 shares of our common stock in connection with the settlement of litigation adverse to the Company, we believe that EAI Partners, Inc. is a beneficial owner of this amount.

(8) Includes an aggregate of 203,250 shares subject to immediately exercisable options or options exercisable within 60 days of April 26, 2002 held by executive officers and directors as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the years ended December 31, 2001 and December 31, 2000, we sold $63,881 and $163,969 respectively of products to KMS-Thin Tab, an entity we believe is controlled by J.C. Herbert Bryant III, a beneficial owner of greater than five percent of our stock. These sales were on terms no more favorable than those given to unaffiliated third parties in arms-length transactions.

         On January 12, 2002, we repaid a $100,000 loan from SunTrust Bank which was collateralized by a certificate of deposit in the principal amount of $100,000 pledged by Steve Pomerantz, our former Chief Executive Officer and Chairman of the Board. Accordingly, on that date, the collateral was released. On January 15, 2002, we obtained another short-term loan from SunTrust Bank in the amount of $23,400. This loan is collateralized by a certificate of deposit in the amount of $23,400 owned by Steve Pomerantz. The loan is due on July 15, 2002 and is payable in monthly installments of $4,167.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

         3.3      Amendment to the Restated ByLaws of the Company dated September 25, 2000 (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission
                  File Number 000-29245).


         3.4      Amendment to the Restated ByLaws of the Company dated November 10, 2000 (incorporated by reference to Exhibit 3.4 of Registrant's Annual Report on form 10-KSB, filed on April 16, 2001; Commission
                  File Number 000-29245).

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

         10.3     Factoring and Security Agreement between LSQ Funding Group L.C. and Health and Nutrition Systems
                  International, Inc. effective as of March 15, 2002 (incorporated by reference to Exhibit 10.3 of
                  Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number
                  000-29245).

         10.4     Indemnification Agreement dated March 15, 2002 between LSQ Funding Group L.C. and Christopher Tisi
                  (incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-KSB, filed on
                  April 12, 2002; Commission File Number 000-29245).

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

         10.12    Shareholders' Agreement among Tony D'Amato, Chris Tisi, and the Company dated July 13, 2000
                  (incorporated by reference to Exhibit 1 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony
                  D'Amato's Schedule 13D, filed on February 14, 2001; Commission File Number 000-29245).

         10.13    Irrevocable Proxy dated July 13, 2000 (incorporated by reference to Exhibit 2 of Christopher Tisi,
                  Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on February 14, 2001;
                  Commission File Number 000-29245).

         10.14    Waiver dated January 31, 2001 (incorporated by reference to Exhibit 3 of Christopher Tisi, Steven
                  Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on February 14, 2001; Commission File
                  Number 000-29245).

         10.15    Joint Filing Agreement dated April 24, 2002 (incorporated by reference to Exhibit 6 of Christopher
                  Tisi, Steven Pomerantz and Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File
                  Number 0-29245).

         10.16    Exclusive Manufacturing Agreement dated April 11, 2002 between the Company and Garden State
                  Nutritionals, a division of VitaQuest International, Inc. (incorporated by reference to Exhibit
                  10.16 of Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number
                  000-29245).

         10.17    Security Agreement dated April 11, 2002 between the Company and Garden State Nutritionals, a division of VitaQuest International, Inc. (incorporated by reference to Exhibit 10.17 of
                  Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number
                  000-29245).

         10.18    Health & Nutrition Systems International, Inc. 1998 Stock Option Plan (incorporated by reference to
                  Exhibit 10.18 of Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File
                  Number 000-29245).

         10.19    Promissory Note dated April 11, 2002 between the Company as borrower and Garden State Nutritionals as lender (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-KSB,
                  filed on April 12, 2002; Commission File Number 000-29245).

         10.20    Subordination Agreement dated April 11, 2002 among the Company, LSQ Funding Group, L.C. and Garden
                  State Nutritionals (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form
                  10-KSB, filed on April 12, 2002; Commission File Number 000-29245).

         10.21    Amendment No. 1 dated April 29, 2002 to the Employment Agreement between the Company and Chris Tisi effective as of January 1, 2002.

         10.22    Amendment No. 1 dated April 29, 2002 to the Severance Agreement between the Company and Steven
                  Pomerantz effective as of January 1, 2002.

         10.23    First Amendment to Shareholders' Agreement among Tony D'Amato, Christhopher Tisi and the Company dated
                  April 24, 2002 (incorporated by reference to Exhibit 4 of Christopher Tisi, Steven Pomerantz and
                  Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File Number 0-29245).


         10.24    Irrevocable Proxy dated April 24, 2002 (incorporated by reference to Exhibit 5 of Christopher Tisi,
                  Steven Pomerantz and Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File Number
                  000-29245).

         10.25    Option Agreement effective as of February 12, 2002 between the Company and Christopher Tisi.

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

 Date: April 29, 2002             Health & Nutrition Systems International, Inc.
                                                (Registrant)


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

         3.3      Amendment to the Restated ByLaws of the Company dated September 25, 2000 (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission
                  File Number 000-29245).

         3.4      Amendment to the Restated ByLaws of the Company dated November 10, 2000 (incorporated by reference to Exhibit 3.4 of Registrant's Annual Report on Form 10-KSB, filed on April 16, 2001; Commission
                  File Number 000-29245).

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

         10.3     Factoring and Security Agreement between LSQ Funding Group L.C. and Health and Nutrition Systems
                  International, Inc. effective as of March 15, 2002 (incorporated by reference to Exhibit 10.3 of
                  Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number
                  000-29245).

         10.4     Indemnification Agreement dated March 15, 2002 between LSQ Funding Group L.C. and Christopher Tisi
                  (incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-KSB, filed on
                  April 12, 2002; Commission File Number 000-29245).

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

         10.12    Shareholders' Agreement among Tony D'Amato, Chris Tisi, and the Company dated July 13, 2000
                  (incorporated by reference to Exhibit 1 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony
                  D'Amato's Schedule 13D, filed on February 14, 2001; Commission File Number 000-29245).

         10.13    Irrevocable Proxy dated July 13, 2000 (incorporated by reference to Exhibit 2 of Christopher Tisi,
                  Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on February 14, 2001;
                  Commission File Number 000-29245).

         10.14    Waiver dated January 31, 2001 (incorporated by reference to Exhibit 3 of Christopher Tisi, Steven
                  Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on February 14, 2001; Commission File
                  Number 000-29245).

         10.15    Joint Filing Agreement dated April 24, 2002 (incorporated by reference to Exhibit 6 of Christopher
                  Tisi, Steven Pomerantz and Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File
                  Number 000-29245).

         10.16    Exclusive Manufacturing Agreement dated April 11, 2002 between the Company and Garden State
                  Nutritionals, a division of VitaQuest International, Inc. (incorporated by reference to Exhibit
                  10.16 of Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number
                  000-29245).


         10.17    Security Agreement dated April 11, 2002 between the Company and Garden State Nutritionals, a division of VitaQuest International, Inc. (incorporated by reference to Exhibit 10.17 of
                  Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number
                  000-29245).

         10.18    Health & Nutrition Systems International, Inc. 1998 Stock Option Plan (incorporated by reference to
                  Exhibit 10.18 of Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File
                  Number 000-29245).

         10.19    Promissory Note dated April 11, 2002 between the Company as borrower and Garden State Nutritionals as lender (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-KSB,
                  filed on April 12, 2002; Commission File Number 000-29245).

         10.20    Subordination Agreement dated April 11, 2002 among the Company, LSQ Funding Group, L.C. and Garden
                  State Nutritionals (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form
                  10-KSB, filed on April 12, 2002; Commission File Number 000-29245).

         10.21    Amendment No. 1 dated April 29, 2002 to the Employment Agreement between the Company and Chris Tisi effective as of January 1, 2002.

         10.22    Amendment No. 1 dated April 29, 2002 to the Severance Agreement between the Company and Steven
                  Pomerantz effective as of January 1, 2002.

         10.23    First Amendment to Shareholders' Agreement among Tony D'Amato, Chris Tisi and the Company dated
                  April 24, 2002 (incorporated by reference to Exhibit 4 of Christopher Tisi, Steven Pomerantz and
                  Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File Number 0-29245).

         10.24    Irrevocable Proxy dated April 24, 2002 (incorporated by reference to Exhibit 5 of Christopher Tisi,
                  Steven Pomerantz and Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File Number
                  0-29245).

         10.25    Option Agreement effective as of February 12, 2002 between the Company and Christopher Tisi.

         16.1     Letter from Butner & Kahle, CPA dated September 6, 2000 (incorporated by reference to Exhibit 16.4 of Registrant's Current Report on Form 8-K filed on September 7, 2000; Commission File Number
                  000-29245).

         24       Power of attorney (included on signature page)
