Form 10QSB
period 2002-03-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2002-05-20
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                          Commission File No.000-29245

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of Common Stock as of April 26, 2002.

Transitional Small Business Disclosure Format:  Yes [  ]   No [X]

                                TABLE OF CONTENTS

Condensed Financial Statements:


   Condensed Balance Sheet as of March 31, 2002  (Unaudited)...................1

   Condensed Statements of Operations for the three months ended
       March 31, 2002 and 2001 (Unaudited).....................................2

   Condensed Statements of Cash Flows for the three months ended
       March 31, 2002 and 2001 (Unaudited).....................................3


Notes to Condensed Financial Statements .....................................4-5

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2002
(UNAUDITED)

                                     ASSETS
                                     ------

Current assets:
   Cash                                                             $    59,324
   Accounts receivable, net                                              55,149
   Inventory                                                            181,172
   Prepaids and other current assets                                     80,645
                                                                    -----------
           Total current assets                                         376,290
                                                                    -----------
Property and equipment, net                                              60,037
                                                                    -----------
Other assets:
   Other assets, net                                                     32,631
                                                                    -----------
           Total other assets                                            32,631
                                                                    -----------
           Total assets                                             $   468,958
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
   Accounts payable                                                 $   386,423
   Accrued expenses                                                     115,118
   Capital leases, current portion                                       13,927
   Notes payable, current portion                                       365,067
                                                                    -----------
           Total current liabilities                                    880,535
                                                                    -----------
Notes payable, less current portion                                     350,000
                                                                    -----------
           Total liabilities                                          1,230,535
                                                                    -----------
Stockholders' deficit:
   Common stock, $ 0.001 par value, authorized 30,000,000
     shares; 3,629,813 shares issued and outstanding                      3,630
   Additional paid-in capital                                           834,812
   Accumulated deficit                                               (1,600,019)
                                                                    -----------
           Total stockholders' deficit                                 (761,577)
                                                                    -----------
           Total liabilities and stockholders' deficit              $   468,958
                                                                    ===========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


                                                        2002            2001
                                                    -----------     -----------

Revenue                                             $ 1,064,904     $ 1,505,084

Cost of sales                                           312,390         499,044
                                                    -----------     -----------

Gross profit                                            752,514       1,006,040
                                                    -----------     -----------
Operating expense:
    General and administrative expense                  335,235         574,225
    Advertising and promotion                           367,612         343,093
    Depreciation and amortization                         7,616           8,261
                                                    -----------     -----------
           Total operating expense                      710,463         925,579
                                                    -----------     -----------

Income from operations                                   42,051          80,461
                                                    -----------     -----------
Other income (expense):
    Interest income                                          --           2,040
    Interest expense                                     (1,604)         (8,578)
                                                    -----------     -----------
           Total other income (expense)                  (1,604)         (6,538)
                                                    -----------     -----------
Income before income taxes                               40,447          73,923
                                                    -----------     -----------

Benefit (provision) for income taxes                         --         (32,235)
                                                    -----------     -----------

Net income                                          $    40,447     $    41,688
                                                    ===========     ===========

Net income per share - basic                        $      0.01     $      0.01
                                                    ===========     ===========
Net income per share - diluted                      $      0.01     $      0.01
                                                    ===========     ===========
Weighted average number of shares - basic             3,629,813       3,608,935
                                                    ===========     ===========
Weighted average number of shares - diluted           3,629,813       3,807,735
                                                    ===========     ===========


           See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                            2002         2001
                                                         ---------    ---------

Net cash provided by (used in) operating activities      $   3,595    $(102,773)
                                                         ---------    ---------

Cash flows from investing activities:
   Investment in trademarks                                     --      (25,000)
   Purchases of property and equipment                          --       (2,883)
                                                         ---------    ---------
Net cash used in investing activities                           --      (27,883)
                                                         ---------    ---------
Cash flows from financing activities:
   Proceeds from (repayments on) notes payable             (19,333)      89,166
   Repayments on capital leases                             (6,870)      (4,013)
   Repayments to related parties                                --         (464)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (26,203)      84,689
                                                         ---------    ---------

Net decrease in cash                                       (22,608)     (45,967)

Cash, beginning of period                                   81,932      125,585
                                                         ---------    ---------
Cash, end of period                                      $  59,324    $  79,618
                                                         =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Conversion of accounts payable to notes payable       $ 700,000    $      --
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 10-KSB.

NOTE 2 - NOTES PAYABLE
----------------------

On January 12, 2001 the Company received a short-term loan from a bank in the amount of $100,000. Interest accrued at a rate of 7.73% per annum and is personally guaranteed by a former officer of the Company. This loan was paid off on January 12, 2002.

On January 15, 2002 the Company received a short-term loan from a bank in the amount of $23,400. Interest accrues at a rate of 4.75% per annum and is collateralized by a certificate of deposit in the amount of $23,400 owned by a former officer of the Company and current member of the Board of Directors. The loan is due on July 15, 2002, and is payable in monthly installments of $4,167. At March 31, 2002, the balance due is $15,067.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), the sole manufacturer, to repay $700,000 owed to them as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted a blanket second priority lien on the Company's assets to GSN, which may only be foreclosed if the Company fails to make three (3) consecutive quarterly principal payments in accordance with the terms of the promissory note. This debt has been recorded as a note payable with an imputed interest rate of 9% and with the interested calculated over the term on the loan at $74,964.

Also on April 11, 2002, the Company entered into an exclusive manufacturing agreement with GSN pursuant to which GSN provided the Company with a $450,000 line of credit, on current invoices, with 60-day terms.

NOTE 3 - FACTORING AGREEMENTS
-----------------------------

On March 15, 2002, the Company terminated their factoring agreement with Alliance Financial Capital, Inc. and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provides that LSQ will purchase certain receivables and advance 85% of the face amount of factored receivables. 15% of the face of the factored receivables will be reserved. Fees include 2.125% of each purchased receivable and a funds usage fee of 2% over the prime rate. The term of this agreement is one year. The maximum amount of receivables the Company may factor under the agreement is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, the Company granted LSQ a blanket lien on Company assets and a personal guarantee by the President/Chief Executive Officer.

NOTE 4 - GOING CONCERN
----------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained significant losses during the year ended December 31, 2001. In addition, the Company had negative cash flows from operations and adverse liquidity ratios.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

 These factors include without limitation those factors contained in our Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets and other conditions increase the uncertainty inherent in forward-looking statements. Finally, recent government action and the surrounding publicity regarding Ephedra-containing products may make it difficult for us to obtain and maintain product liability insurance for our products containing Ephedra at current premiums. This could cause our actual results to differ materially from those indicated by such forward-looking statements.

The following discussion of our results of operations and financial condition should be read together with our Unaudited Financial Statements contained in
Part I, Item 1 and the related Notes in this Form 10-QSB, and our audited Financial Statements and the related Notes contained in our Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

OVERVIEW

During the first quarter of 2002, we continued to implement the Company's strategic plan to diversify our product line by developing and promoting new products, Acutrim(R) Natural A.M., Fat Cutter(TM) and Carbolizer(TM). This strategy is aimed at minimizing the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area.

The Company is continuing with it's cost reduction program which is showing good results in the first quarter of 2002. The total operating expenses in the first quarter of 2002 were $710,463 compared to $1,345,394 for the fourth quarter of 2001, a decrease of $634,931. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. The impact of these terrorist attacks and the government's response to them have had short-term and may have long-term adverse effects on our revenues, results of operations, financial condition and prospects. The terrorist attacks have had an immediate impact on our business as a result of the contraction in consumer confidence and a negative impact on the retail environment generally. We, as well as most other companies operating in the same market sector may see a decline in sales due to a consumer perception that under these present circumstances the purchase of diet-related products is marginally less important than other household expenditures. Additional terrorist attacks or related events, such as bioterrorism, could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the longer-term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations.

Recent events have also included renewed interest by the FDA with regard to regulating Ephedra. This interest has been accompanied by adverse publicity. As of March 31, 2002, 26% of our gross revenue was generated by sales of products containing Ephedra. We cannot predict the effects of these events our revenues, results of operations, financial condition and prospects. See "Commitments and Contingencies."

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2002 were $1,064,904, a decrease of $440,180 or 29%, compared to net sales of $1,505,084 for the three months ended March 31, 2001. The decrease in net sales was primarily due to the fact that Net Sales for the first quarter ended March 31, 2001 included new opening orders for Acutrim(R) Natural. Opening orders are unusually large due to the fact that the order is typically three (3) months worth of supply so that the customers can fill their distribution pipelines. The sales of Acutrim(R) in the first three months ended March 31, 2002 were $195,513, a decrease of $463,731 or 70%, compared to sales of $659,244 for the three months ended March 31, 2001. The level of sales of Acutrim(R) in the first quarter of 2002 reflects sales levels in the ordinary course of business. Chain store sales accounted for $994,721 or 93% of our sales during the quarter. HNS Direct (sales direct to the independent retailer) were $70,183 or 7% of our sales during the quarter. GNC accounted for $347,634 or 33 %, Rite Aid accounted for $110,425 or 10 % of sales for the quarter, Walgreens accounted for $168,603 or 16% of sales for the quarter, Target accounted for $76,669 or 7% of sales for the quarter, Eckerd accounted for $81,934 or 8% of sales for the quarter.

COST OF SALES

Cost of sales for the three months ended March 31, 2002 were $312,390 or 29% of net sales, compared to $499,044 or 33% of net sales for the three months ended March 31, 2001. The decrease in cost of sales for the three months ended March 31, 2002, as a percent of net sales was primarily attributable to the change in product sales mix and the large number of new sales, in the first quarter of year 2001, from Acutrim(R), which has a higher cost compared to the company's other products.

GROSS PROFIT

Gross profit for the three months ended March 31, 2002 was $ 752,514 a decrease of $253,526 or 25%, compared to gross profit of $1,006,040 for the three months ended March 31, 2001. The decrease in gross profit dollars is a result of change in the product mix sold. Sales from Acutrim(R) decreased by $463,731 in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. As a percent of net sales, gross profit was 71% for the three months ended March 31, 2002, compared to 67% for the three months ended March 31, 2001.

OPERATING EXPENSES

Operating expenses were $710,463 for the three months ended March 31, 2002, representing a decrease of $215,116, compared to $925,579 for the three months ended March 31, 2001. The decrease in operating expenses was primarily attributable to decreases in the following expense categories: sales expenses $36,213, personnel expenses $65,952 and other general and administration expenses $158,531. As a percent of net sales, gross profit was 71% for the three months ended March 31, 2002, compared to 67% for the three months ended March 31, 2001.

Commission expense for quarter ended March 31, 2002, was $27,822. We utilize brokers to supplement our marketing efforts to our national chain customers. These brokers cover different regions of the country under our agreements with them which can be terminated on 30-day's notice. We pay the brokers 5% of Net Sales, (Net Sales is defined as Gross Sales less deductions taken by the vendors). We do not use a broker for our largest customer General Nutrition Co.
(GNC).

NET PROFIT FROM OPERATIONS

Net profit from operations was $40,447 or $.01 per share for the three months ended March 31, 2002, as compared to a net profit from operations of $41,688 or $.01 per share for the three months ended March 31,2001.

LIQUIDITY & CAPITAL RESOURCES

At March 31, 2002, we had a working capital deficit of $504,246 compared to a $553,445 working capital surplus at March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2002 was $3,595 compared to $(102,773) used in operating activities for the period ending March 31, 2001. Cash used in investing activities was $-0- for the three months ended March 31, 2001 compared to $ ($27,883) used in investing activities for the three months ending March 31, 2001. There was no cash used for investing activities in the first three months ended March 31, 2002. Cash used for investing activities in the first quarter 2001 was mainly applied to the purchase of the Acutrim(R) Trademark. Net cash used by financing activities for the three months ended March 31, 2002 was $(26,203) as compared to $84,689 cash provided by financing activities for the period ending March 31, 2001. During the three months ending March 31, 2002, the Company repaid note payments of $19,333 and capital lease payments of $6,870. During the three months ending March 31, 2001, the Company received a $100,000 loan, and $10,834 was repaid with regards to all loans. Payments were also made on capital leases.

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

Our factoring arrangement provides us with revenue at the time of shipment of the product. Absent a factoring arrangement, we would be required to carry these accounts receivable for approximately 30-90 days. Other than as described below, factoring is the only available financing alternative available to us at this time.

On April 11, 2002 the Company entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000. In connection with this agreement, we granted to GSN a blanket second priority lien on our assets, which may only be foreclosed if we fail to make three (3) consecutive quarterly principal payments. Also, on April 11, 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit with 60-day terms. The Chief Executive Officer/President, Christopher Tisi, personally guarantees this agreement.

In the fourth quarter of 2001, we were able to increase our credit limits, as well as improve our payment terms, with certain vendors for 2002.

At March 31, 2002, we have generated sufficient cash flow from normal operations through the end of the first quarter of 2002 to pay our ongoing current expenses. We believe that we can meet our budgeted operating expenses for the balance of the fiscal year 2002 and that this will produce sufficient cash flow to continue our normal operations. Except as described above, we currently have identified no other sources of capital or financing. To the extent that our product sales are insufficient to support out internal cash flow needs, our vendor credit lines and our factoring arrangement with LSQ may not be sufficient to fund our operations.

Going Concern Qualification

The Company's auditors stated that the financial statements of the Company for the year ended December 31, 2001 were prepared on the going-concern basis. For the year ended December 31, 2001, we incurred a net annual loss of $1,399,533 and the Company has an accumulated deficit of $1,640,466. The loss raises substantial doubt about the ability of the Company to continue as a going-concern. In addition, the Company has negative cash flows from operations of $33,650 during the year ended December 31, 2001 and has adverse liquidity ratios. The Company's continuation is dependent upon its ability to control costs and attain a satisfactory level of profitability with sufficient financing capabilities or equity investment. There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management has established plans intended to increase sales of the Company's products and reduce operating costs to provide funds needed to increase liquidity and implement the business plan.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.
In the federal case filed by the Company against KMS and Bryant for trademark infringement, unfair competition, cyber piracy and breach of fiduciary duty, on April 26, 2002, a summary judgment motion was filed by the Company. The court has set a pretrial conference for July 26, 2002, after which trial may be held.

Commitments and Contingencies

Regulatory Matters - Our products Fat Cutter(TM), ThinTab(R) and Carbolizer(TM), contain Ephedra, also known as "Ma Huang," an herb which contains naturally-occurring Ephedrine. These products represented approximately 26% of our gross revenue for the three months ended March 31, 2002. Ephedra containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

In April 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published in 1997, would have significantly limited our ability to sell Fat Cutter(TM), ThinTab(R) and Carbolizer(TM), if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the

United States General Accounting Office ("GAO") in which the GAO criticized as faulty the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

On October 25, 2000, several trade organizations for the dietary supplement industry submitted a petition to the FDA, which concerned the remaining provisions of the proposed rule regarding dietary supplements that contain ephedrine alkaloids. The petition requested the FDA to: (1) withdraw the remaining provisions of the proposed rule, and (2) adopt new standards for dietary supplements that contain Ephedrine Alkaloids, which were set forth in the petition. The FDA has not publicly responded to this petition.

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

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Index and Exhibits:

         b) Reports on Form 8-K during the fiscal quarter ended March 31, 2002:

                 The Registrant filed a report dated February 13, 2002 on Form 8-K, reporting an Item 5 event.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 16, 2002               Health & Nutrition Systems International, Inc.



                                 By:   /s/ Chris Tisi
                                       --------------------
                                       Chris Tisi
                                       Chief Executive Officer, President, and
                                       Interim Chairman of the Board
                                       (Principal executive officer)