Form 10QSB
period 2002-06-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2002-08-13
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                  --------------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                          Commission File No. 000-29245


                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0452156
                     (I.R.S. Employer Identification Number)

          3750 Investment Lane, Suite 5, West Palm Beach, Florida 33407
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 863-8446
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of Common Stock as of August 2, 2002.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX



                                                                                                               Page
                                                                                                          ----------------

Facing Sheet...........................................................................                     Cover Page

Index..................................................................................                         ii

Part I - Financial Information
      Item 1. Financial Statements
         Condensed Balance Sheet
              June 30, 2002 ...........................................................                          1
         Condensed Statements of Operations
              Three months and six months ended June 30, 2002 and
              June 30, 2001............................................................                          2
         Condensed Statements of Cash Flows
              Six months ended June 30, 2002 and June 30, 2001.........................                          3
         Notes to Condensed Financial Statements.......................................                        4 - 6
      Item  2.  Management's  Discussion  and  Analysis  of  Financial  Conditions  and
                  Results of Operations................................................                       6 - 12
Part II - Other Information
      Item 1. Legal Proceedings........................................................                       12 -13
      Item 2. Changes in Securities....................................................                         13
      Item 3. Defaults Upon Senior Securities..........................................                         13
      Item 4. Submission of Matters to a Vote of Security Holders......................                         13
      Item 5. Other Information........................................................                         13
      Item 6. Exhibits and Reports on Form 8-K.........................................                         14
Signature..............................................................................                         15

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                  HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------
                                                                   JUNE 30, 2002
                                                                   -------------
Current assets:
   Cash                                                             $    10,523
   Accounts receivable, net                                             277,131
   Inventory                                                            463,520
   Prepaids and other current assets                                     63,457
                                                                    -----------
           Total current assets                                         814,631
                                                                    -----------

Property and equipment, net                                              53,125
                                                                    -----------

Other assets, net                                                        31,926
                                                                    -----------
           Total other assets                                            31,926
                                                                    -----------
           Total assets                                             $   899,682
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Accounts payable                                                 $   847,243
   Accrued expenses                                                      66,594
   Capital leases, current portion                                        6,317
   Notes payable, current portion                                       271,155
                                                                    -----------
           Total current liabilities                                  1,191,309
                                                                    -----------

Notes payable, less current portion                                     331,165
                                                                    -----------

           Total liabilities                                          1,522,474
                                                                    -----------

Stockholders' deficit:
   Common stock, $ 0.001 par value, authorized 30,000,000
     shares; 3,632,813 shares issued and outstanding                      3,630
   Additional paid-in capital                                           834,812
   Accumulated deficit                                               (1,461,234)
                                                                    -----------
           Total stockholders' deficit                                 (622,792)
                                                                    -----------
           Total liabilities and stockholders' deficit              $   899,682
                                                                    ===========

            See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                    ------------------------------        ------------------------------
                                                       2002                2001              2002               2001
                                                    -----------        -----------        -----------        -----------
Revenue                                             $ 1,227,433        $ 1,435,227        $ 2,292,337        $ 2,940,311

Cost of sales                                           326,683            457,980            639,074            957,024
                                                    -----------        -----------        -----------        -----------

Gross profit                                            900,750            977,247          1,653,263          1,983,287
                                                    -----------        -----------        -----------        -----------

Operating expense:
      General and administrative expense                434,274            621,580            769,508          1,195,804
      Advertising and promotion                         308,298            883,217            675,910          1,226,311
      Depreciation and amortization                       7,617              9,176             15,233             17,437
                                                    -----------        -----------        -----------        -----------

             Total operating expense                    750,189          1,513,973          1,460,651          2,439,552
                                                    -----------        -----------        -----------        -----------

Income (loss) from operations                           150,561           (536,726)           192,612           (456,265)
                                                    -----------        -----------        -----------        -----------

Other income (expense):
      Interest income
                                                             --                 --                 --              1,713
      Interest expense                                  (11,775)            (6,197)           (13,379)           (14,448)
                                                    -----------        -----------        -----------        -----------

             Total other income (expense)               (11,775)            (6,197)           (13,379)           (12,735)
                                                    -----------        -----------        -----------        -----------

Income before income taxes                              138,786           (542,923)           179,233           (469,000)
                                                    -----------        -----------        -----------        -----------

Benefit (provision) for income taxes                         --             74,897                 --             42,662

Net (loss) income                                   $   138,786        $  (468,026)       $   179,233        $  (426,338)
                                                    ===========        ===========        ===========        ===========

Net income (loss) per share - basic                 $      0.04        $     (0.13)       $      0.05        $     (0.12)
                                                    ===========        ===========        ===========        ===========

Net income (loss) per share - diluted               $      0.04        $     (0.13)              0.05        $     (0.12)
                                                    ===========        ===========        ===========        ===========

Weighted average number of shares - basic             3,632,813          3,605,813          3,632,813          3,605,813
                                                    ===========        ===========        ===========        ===========
Weighted average number of shares - diluted           3,632,813          3,605,813          3,632,813          3,605,813
                                                    ===========        ===========        ===========        ===========


            See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            2002        2001
                                                         ---------    ---------

Net cash provided by (used in) operating activities      $  11,905    $ (93,104)
                                                         ---------    ---------

Cash flows from investing activities:
    Investment in trademarks                                    --      (25,000)
    Purchases of property and equipment                         --       (4,531)
                                                         ---------    ---------
Net cash used in investing activities                           --      (29,531)
                                                         ---------    ---------

Cash flows from financing activities:
    Proceeds from (repayments on) notes payable            (68,834)      76,666
    Repayments on capital leases                           (14,480)     (10,913)
    Repayments to related parties                               --         (213)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (83,314)      65,540
                                                         ---------    ---------

Net decrease in cash                                       (71,409)     (57,095)

Cash, beginning of period                                   81,932      125,585
                                                         ---------    ---------

Cash, end of period                                      $  10,523    $  68,490
                                                         =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Conversion of accounts payable to notes payable          $ 700,000    $      --
                                                         =========    =========

            See accompanying notes to condensed financial statements.

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 10-KSB.

NOTE 2 - NOTES PAYABLE
----------------------

On January 12, 2001 the Company received a short-term loan from a bank in the amount of $100,000. Interest accrued at a rate of 7.73% per annum. The loan was personally guaranteed by a former officer of the Company. This loan was repaid on January 12, 2002.

On January 15, 2002 the Company received a short-term loan from a bank in the amount of $23,400. Interest accrued at a rate of 4.75% per annum and was collateralized by a certificate of deposit in the amount of $23,400 owned by a former officer of the Company who is also a member of the Board of Directors. The loan due on July 15, was payable in monthly installments of $4,167. As of June 30, 2002, the balance due was $2,567. This loan was repaid in July, 2002.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), the sole manufacturer of its products, to repay $700,000 owed to them as of the date of the agreement and delivered a promissory note to GSN for the amounts owed to them. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted a blanket second priority lien on the Company's assets to GSN under a Security Agreement, which may only be foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events shall constitute a default under this promissory note: (i) the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) if the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law") and (iii) Christopher Tisi ceases to be President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days).

This debt has been recorded as a note payable with an imputed interest rate of 9% and with the interested calculated over the term in the amount of $73,747. The Cost of Goods was discounted by $73,747 due to the fact that GSN is providing an interest-free note, which equals a discount of the full amount of such interest. GSN granted the Company a waiver on the quarterly payment due June 1, 2002 in the amount of $87,500. This amount shall be due and payable on March 1, 2004.

Also on April 11, 2002, the Company entered into an exclusive manufacturing agreement with GSN pursuant to which GSN provided the Company with a $450,000 line of credit, on current invoices, with 60-day terms.

NOTE 3 - FACTORING AGREEMENTS
-----------------------------

On March 15, 2002, the Company terminated their factoring agreement with Alliance Financial Capital, Inc. and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provides that LSQ will purchase certain receivables and advance 85% of the face amount of factored receivables. 15% of the face of the factored receivables will be reserved. Fees include 2.125% of each purchased receivable and a funds usage fee of 2% over the prime rate. The term of this agreement is one year. The maximum amount of receivables the Company may factor under the agreement is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, the Company granted LSQ a first lien on Company assets. The agreement is also secured by a personal guarantee by the President/Chief Executive Officer.

NOTE 4 - LEGAL MATTERS
----------------------

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyberpiracy. The former director and KMS counterclaimed alleging a breach of distribution agreement by the Company. In December 2000, this counter suit was dismissed as inappropriate for adjudication in a federal court. On April 26, 2002, a summary judgment motion was file and was denied.

The court held a pretrial conference on July 26, 2002, and the matter is scheduled for trial in mid-August 2002.

In December 2000, KMS sued the Company and three of its officers and directors, in state court alleging that the Company breached a distribution agreement with KMS. The suit is in its early stages and management cannot assess the likely outcome of the litigation or determine if the outcome would materially impact the Company's financial condition or results of operations. The Company has filed a counterclaim seeking declaratory relief with respect to the validity of the distribution agreement.

The Company intends to vigorously prosecute its action against the former officer and director of the Company and KMS and to vigorously defend the actions against it by KMS.

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position of results of operations.

NOTE 5 - GOING CONCERN
----------------------

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise. Cost of sales includes outbound freight cost. Included in the net sales in the accompanying financial statements for the six months ended June 30, 2002 and 2001 are returns and allowances and sales discounts in the amounts of $241,490 and $124,219 respectively.

USE OF ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long-lived assets, intangible assets and allowances for sales returns, doubtful accounts, and obsolete and slow moving inventory and reserve for customer liabilities. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

We continued to implement the Company's strategic plan to diversify our product line by developing and promoting new products. This strategy is aimed at minimizing the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area.

NET SALES

Net sales for the three months ended June 30, 2002 were $1,227,433, a decrease of $207,794 or 14%, as compared to net sales of $1,435,227 for the three months ended June 30, 2001. The decrease was primarily due to a decrease in sales to several of our customers. For the three months ended June 30, 2002, the revenues with respect to our largest vendors were as follows: (i) Eckerd accounted for $84,274 or 7% of sales: (ii) GNC accounted for $296,933 or 24% of sales; (iii) Rite Aid accounted for $102,443 or 8% of sales; (iv) Walgreens accounted for $235,755 or 19% of sales; and CVS accounted for approximately $62,316 or 5% of sales. No other account represented more than 5% of sales during the quarter.

Net sales for the six months ended June 30, 2002 were $2,292,337, a decrease of $647,974 or 22%, as compared to net sales of $2,940,311 for the six months ended June 30, 2001. The decrease was primarily due to the economic slowdown during the three months ended March 31, 2002 during which sales were down 29% from the three months ended March 31, 2001. The sales in the three months ended June 30, 2002 were down only 14%, as mentioned above. GNC sales increased $287,853 for the six months ended June 30, 2002, compared to six months ended June 30, 2001. Our largest customers sales were as follows for the six months ended June 30, 2002: (i) Rite Aid accounted for $212,868 or 9% of sales; (ii) GNC accounted for $644,566 or 28% of sales; (iii) Walgreens accounted for $404,358 or 18% of sales; (iv) Eckerd accounted for $165,986 or 7% of sales, (v) CVS accounted for $132,633 or 6% of sales; and (vi) Target accounted for $119,996 or 5% of sales. No other account represented more than 5% of sales during the six months ended June 30, 2002.

COST OF SALES

Cost of sales for the three months ended June 30, 2002 was $326,683 or 27% of net sales as compared to $457,980 or 32% of net sales for the three months ended June 30, 2001. The cost of sales was reduced in the amount of $73,747, which represents imputed interest on the Company's note with Garden State. The cost of sales as a percentage of net sales without the $73,747 discount was 33%.

Cost of sales for the six months ended June 30, 2002 was $639,074 or 28% of net sales as compared to $957,024 or 33% of net sales for the six months ended June 30, 2001. The cost of sale was reduced in the amount of $73,747, which represents imputed interest on the Company's note with Garden State. The cost of sales as a percentage of net sales without the $73,747 discount was 31%.

GROSS PROFIT

Gross profit for the three months ended June 30, 2002 was $900,750 a decrease of $76,497 or 8% compared to gross profit of $977,247 for the three months ended June 30, 2001. As a percent of net sales, gross profit was 73% for the three months ended June 30, 2002 and 69% without the $72,747 reduction, compared to 68% for the three months ended June 30, 2001. The increase in gross profit was primarily due to the decrease in the cost sales because of the reduction attributable to imputed interest on the Garden State note mentioned above.

Gross profit for the six months ended June 30, 2002 was $1,653,263 a decrease of $330,024 or 17%, compared to gross profit of $1,983,287 for the six months ended June 30, 2001. As a percent of net sales, gross profit was 72% for the six months ended June 30, 2002, compared to 67% for the six months ended June 30, 2001. The decrease in gross profit dollars was primarily due to the decrease in cost of goods sold because of the reduction attributable to imputed interest on the Garden State note mentioned above.

OPERATING EXPENSES

Operating expenses were $750,189 for the three months ended June 30, 2002, representing a decrease of $763,784, compared to $1,513,973 for the three months ended June 30, 2001. As a percent of net sales, operating expenses were 61% for the three months ended June 30, 2002, compared to 105% for the three months ended June 30, 2001. The general and administrative expenses were $434,274 for the three months ended June 30, 2002 compared to $621,580 for the three months ended June 30, 2001 or a decrease of $187,306. The advertising and promotion expenses for the three months ended June 30, 2002 was $308,298 compared to $883,217 for the three months ended June 30, 2001 or a decrease of $547,919.

Operating expenses were $1,460,651 for the six months ended June 30, 2002, representing a decrease of $978,901, compared to $2,439,552 for the six months ended June 30, 2001. As a percent of net sales, operating expenses were 64% for the six months ended June 30, 2002, compared to 83% for the six months ended June 30, 2001.The general and administrative expenses were $769,508 for the six months ended June 30, 2002 compared to $1,195,804 for the six months ended June 30, 2001 or a decrease of $426,296. The advertising and promotion expenses for the six months ended June 30, 2002 were $675,910 compared to $1,226,311 for the six months ended June 30, 2001 or a decrease of $550,401.

NET PROFIT (LOSS) FROM OPERATIONS

Net profit from operations was $150,561 for the three months ended June 30, 2002, compared to a net loss from operations of $(536,726) for the three months ended June 30, 2001. Net profit was $138,786 or $0.04 per share for the three months ended June 30, 2002, as compared to a net loss of $(468,026) or $(0.13) per share for the three months ended June 30, 2001. Net profit from operations was $192,612 for the six months ended June 30, 2002, as compared to a net loss from operations of $(456,265) for the six months ended June 30, 2001. Net profit was $179,233 or $0.05 per share for the six months ended June 30, 2002, as compared to a net loss of $(426,338) or $(0.12) per share for the six months ended June 30, 2001. The increase in profit for the three and six months ended June 30, 2002 was due primarily due to the decrease in operating expenses.

LIQUIDITY & CAPITAL RESOURCES

At June 30, 2002, the Company had a working capital deficit of ($376,378) compared to a $7,059 working capital surplus at June 30, 2001. At March 31, 2002, the Company had a working capital deficit of ($504,246) compared to ($376,378) at June 30, 2002. This is an improvement of $127,568 in the three months ended June 30, 2002 compared to the three months ended March 31, 2002.

Net cash provided by operating activities for the six months ended June 30, 2002 was $11,905 compared to $(93,104) used in operating activities for the six months ended June 30, 2001. The resulting increase in cash is primarily due to a net profit realized during the six months ended June 30, 2002, due to cost cutting measures undertaken by management.

Cash used in investing activities was $ 0 for the six months ended June 30, 2002 compared to $(29,531) used in investing activities for the six months ending June 30, 2001. Cash used for investing activities in year 2001 was mainly due to the purchase of the Acutrim trademark.

Net cash used in financing activities for the six months ended June 30, 2002 was $(83,314) compared to net cash provided by financing activities of $65,540 for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company repaid note payments of $68,834 and capital lease payments of $14,480. During the six months ended June 30, 2001, the Company received a $100,000 line of credit and repaid $23,334 on the line of credit.

Our factoring arrangement provides us with cash at the time of shipment of the product. Absent a factoring arrangement, we would be required to carry these accounts receivable for approximately 30 to 90 days. Other than as described below, factoring is the only available financing alternative available to us at this time.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority lien on the Company's assets under a Security Agreement, which may only be, foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events shall constitute a default under this promissory note: (i) the failure of Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law") and (iii) Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days)

The GSN debt has been recorded as a note payable with an imputed interest rate of 9% per anum and with the interest calculated over the term on the loan in the amount of $73,747. The cost of sales was reduced in the amount of $73,747, which represents imputed interest on the note. GSN granted the Company a waiver on the first quarterly payment due June 1, 2002 in the amount of $87,500. This amount shall be due and payable on March 1, 2004.

Also, on April 11, 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit with 60-day terms.

During 2001, we were able to increase our credit limits, as well as improve our payment terms, with certain vendors for 2002.

COMMITMENTS AND CONTINGENCIES

Regulatory Matters - Our products Fat Cutter(TM), ThinTab(R) and Carbolizer(TM), contain ephedra, also known as "Ma Huang," an herb that contains naturally occurring ephedrine. These products represented approximately 29% of our gross revenue for the six months ended June 30, 2002. Ephedra containing products have been the subjects of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

PRODUCT LIABILITY

The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company maintains product liability insurance coverage of $10,000,000. It may become increasingly difficult to obtain and maintain product liability insurance coverage for products containing ephedra at premiums that the Company can afford.

Although no material product liability claims have been asserted against us, if they are in the future, our product liability insurance coverage could prove to be inadequate and these claims could result in material losses.

GOING CONCERN QUALIFICATION
The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained significant losses during the year ended December 31, 2001. In addition, the Company had negative cash flows from operations and adverse liquidity ratios.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyberpiracy. The former director and KMS counterclaimed alleging a breach of distribution agreement ay the Company. In December 2000, this counter suit was dismissed as inappropriate for adjudication in a federal court.

In December 2000, KMS sued the Company and three of its officers and directors, in state court alleging that the Company breached a distribution agreement with KMS. The suit is in its early stages and management cannot assess the likely outcome of the litigation or determine if the outcome would materially impact the Company's financial condition or results of operations.

On April 26, 2002, a summary judgment motion was filed and was denied. The court held a pretrial conference on July 26, 2002, and the matter is scheduled for trial in mid-August 2002. The Company intends to vigorously prosecute its action against Bryant and KMS and to vigorously defend the actions against it by Bryant and KMS.

In July 2002, the Company sued KMS and Herb Bryant in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida for conversion of certain of the Company's intellectual property, unfair competition, injury to business reputation, trespass to chattel defamation, and breach of fiduciary duties arising out of actions taken by Mr. Bryant while he was an officer and director of the Company.

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position of results of operations.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The annual meeting of our shareholders was held on June 24, 2002. Of the 3,632,813 shares of common stock outstanding and entitled to vote at the meeting, 2,730,175 shares were represented in person or by proxy.

ELECTION OF DIRECTORS

On the proposal to elect Chris Tisi, Ted Alflen, Darryl Green and Steve Pomerantz as directors until the 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified, the nominees for Director received the number of votes as set forth below:

                                            For              Withheld
                                         --------            --------

         Chris Tisi                      2,477,091           253,084
         Ted Alflen                      2,475,591           254,584
         Darryl Green                    2,477,091           253,084
         Steve Pomerantz                 2,477,091           253,084

Ratification Of The Appointment Of Daszkal Bolton LLP As Independent Certified Public Accountants.

On the proposal to ratify the appointment of Daszkal Bolton LLP as the Company's independent auditors, 2,446,891 shares were voted for the proposal, 2,500 shares abstained from the vote. The affirmative vote of the holders of a majority of the total votes cast was required to approve this proposal. Based on the vote, the proposal was approved by the shareholders.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Index and Exhibits

                  Exhibit           99.1 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit           99.2 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K during the three months ended June 30, 2002:

                  Form 8K filed on April 29, 2002 reporting an Item 5 Event.

                                   SIGNATURES


                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002           Health & Nutrition Systems International, Inc.



                                By: /s/ Chris Tisi
                                    ------------------------------------
                                    Chris Tisi
                                    Interim Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal executive officer)