Form 10QSB
period 2002-09-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2002-11-14
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of Common Stock as of September 12, 2002.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX


                                                                Page
                                                           ---------------

Facing Sheet.............................................    Cover Page

Index....................................................        ii

Part I - Financial Information

      Item 1. Financial Statements

         Condensed Balance Sheet
              September 30, 2002 ........................        1

         Condensed Statements of Operations
              Three months and nine months ended
              September 30, 2002 and
              September 30, 2001.........................        2

         Condensed Statements of Cash Flows
              Nine months ended September 30, 2002
              and September 30, 2001........                     3
         Notes to Condensed Financial Statements.........      4-5

      Item 2. Management's Discussion and Analysis of
                  Financial Conditions and
                  Results of Operations..................      5-11
      Item 3. Controls and Procedures....................        11
Part II - Other Information
      Item 1. Legal Proceedings..........................        12
      Item 2. Changes in Securities......................        12
      Item 3. Defaults Upon Senior Securities............        12
      Item 4. Submission of Matters to a Vote of
                 Security Holders................                12
      Item 5. Other Information..........................        12
      Item 6. Exhibits and Reports on Form 8-K...........        13
Signature................................................        14

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                  HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------
                                                              SEPTEMBER 30, 2002
                                                              ------------------
Current assets:
   Cash                                                            $    57,987
   Accounts receivable, net                                            224,688
   Inventory                                                           567,072
   Prepaids and other current assets                                     5,873
                                                                   -----------
           Total current assets                                        855,620
                                                                   -----------

Property and equipment, net                                             46,214
                                                                   -----------

Other assets, net                                                       31,221
                                                                   -----------
           Total other assets                                           31,221
                                                                   -----------
           Total assets                                            $   933,055
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable                                                $ 1,034,802
   Accrued expenses                                                     98,072
   Capital leases, current portion                                       5,909
   Notes payable, current portion                                      309,781
                                                                   -----------
           Total current liabilities                                 1,448,564
                                                                   -----------

Notes payable, less current portion                                    202,116
                                                                   -----------

           Total liabilities                                         1,650,680
                                                                   -----------

Stockholders' deficit:
   Common stock, $ 0.001 par value, authorized 30,000,000
   shares; 3,632,813 shares issued and outstanding                       3,630
   Additional paid-in capital                                          834,812
   Accumulated deficit                                              (1,556,067)
                                                                   -----------
           Total stockholders' deficit                                (717,625)
                                                                   -----------
           Total liabilities and stockholders' deficit             $   933,055
                                                                   ===========


           See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                              --------------------------    --------------------------
                                                  2002           2001          2002           2001
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,031,982    $ 1,441,531    $ 3,300,697    $ 4,247,259

Cost of sales                                     399,898        378,969      1,038,972      1,335,993
                                              -----------    -----------    -----------    -----------

Gross profit                                      632,084      1,062,562      2,261,725      2,911,266
                                              -----------    -----------    -----------    -----------

Operating expense:
    General and administrative expense            324,038        541,964      1,093,547      1,737,768
    Advertising and promotion                     326,922        495,428        949,209      1,587,156
    Depreciation and amortization                   7,617          8,270         22,850         25,707
                                              -----------    -----------    -----------    -----------

           Total operating expense                658,577      1,045,662      2,095,606      3,350,631
                                              -----------    -----------    -----------    -----------

Income from operations                            (26,493)        16,900        166,119       (439,365)
                                              -----------    -----------    -----------    -----------

Other income (expense):
    Lawsuit settlement                            (50,836)             -        (50,836)             -

    Interest income
                                                        -          2,446              -          4,159
    Interest expense                              (17,505)        (8,168)       (30,884)       (22,616)
                                              -----------    -----------    -----------    -----------

           Total other income (expense)           (68,341)        (5,722)       (81,720)       (18,457)
                                              -----------    -----------    -----------    -----------


Income (loss) before income taxes                 (94,834)        11,178         84,399       (457,822)
                                              -----------    -----------    -----------    -----------

Benefit (provision) for income taxes                    -              -              -         42,662

Net income (loss)                             $   (94,834)   $    11,178    $    84,399    $  (415,160)
                                              ===========    ===========    ===========    ===========

Net income per share - basic                  $     (0.03)   $      0.00    $      0.02    $     (0.11)
                                              ===========    ===========    ===========    ===========
Net income per share - diluted                $     (0.03)   $      0.00    $      0.02    $     (0.11)
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - basic       3,632,813      3,604,813      3,632,813      3,612,617
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - diluted     3,632,813      3,604,813      3,632,813      3,612,617
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

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      ------------------------
                                                         2002        2001
                                                      ---------    ---------

Net cash provided by (used in) operating activities   $ 161,843    $ (77,330)
                                                      ---------    ---------

Cash flows from investing activities:
    Investment in trademarks                                  -      (25,000)
                                                                   ---------
    Purchases of property and equipment                       -       (3,525)
                                                      ---------    ---------
Net cash used in investing activities                         -      (28,525)
                                                      ---------    ---------

Cash flows from financing activities:
    Proceeds from (repayments on) notes payable        (170,900)      66,167
    Repayments on capital leases                        (14,888)      (5,384)
    Repayments to related parties                             -         (213)
                                                      ---------    ---------
Net cash provided by (used in) financing activities    (185,788)      58,570
                                                      ---------    ---------

Net decrease in cash                                    (23,945)     (47,285)

Cash, beginning of period                                81,932      125,585
                                                      ---------    ---------

Cash, end of period                                   $  57,987    $  78,300
                                                      =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Conversion of accounts payable to notes payable       $ 700,000    $       -
                                                      =========    =========


            See accompanying notes to condensed financial statements.

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          -------------------------------------------------------------

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 10-KSB.


NOTE 2 - LEGAL MATTERS

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyberpiracy. The former director and KMS counterclaimed alleging a breach of distribution agreement with the Company. On September 19, 2002, the Company announced the settlement of all litigation between HNS and J.C. Herbert Bryant and KMS-Thin Tab 100, Inc.

The settlement agreement generally requires Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.cc and Carbcutter.cc to HNS and to take other action to eliminate confusion over the ownership of the Thin Tab@ name. Additionally, it provides for each of the adverse parties to generally release the others.

As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also has agreed not to sell its products directly to certain KMS customers. HNS booked a legal settlement expense of $58,836 associated with this settlement.

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position of results of operations.

NOTE 3 - GOING CONCERN

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

NOTE 4 - RECLASSIFICATION AND CORRECTION OF AN ERROR

Certain reclassifications have bee made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications have the effect of reducing revenue and reducing expense. Slotting fees expense and new store discounts, charged back by customers, were previously recorded as marketing expense. In order to correct the accounting principle, the Company has reclassified these costs as a reduction of gross sales. These reclassifications have no effect on reported net income.

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

The following discussion of our results of operations and financial condition should be read together with our unaudited Financial Statements contained in
Part I, Item 1 and the related Notes in this Form 10-QSB, and our audited Financial Statements and the related Notes contained in our Form 10-KSB filed with the Securities and Exchange Commission.

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

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise. Cost of sales includes outbound freight cost. Included in the net sales in the accompanying financial statements for the nine months ended September 30, 2002 and 2001 are returns and allowances, sales discounts and new store opening discounts in the amounts of $392,863 and $302,564 respectively. The increase in year 2002 was primarily due to customer returns of Acutrim PM, which the Company discontinued.

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

The financial statements contain a reclassification of expenses from the classification advertising and promotion to sales discounts. These reclassifications have the effect of reducing revenue and reducing expense. Items such as slotting fees and new store discounts, charged back by the customer, were classified as marketing expenses. The amounts associated with the reclassification are: three months ended September 30, 2002 and 2001 were $48,777 and $8,172 respectively and for the nine months ended September 30, 2002 and 2001 were $72,399 and $142,755 respectively.

NET SALES

Net sales for the three months ended September 30, 2002 were $1,031,982, a decrease of $409,549 or 28%, as compared to net sales of $1,441,531 for the three months ended September 30, 2001. The decrease was primarily due to a general market decline affecting the sales to several of our largest customers. For the three months ended September 30, 2002, the revenues with respect to our largest customers were as follows: (i) Wal-Mart accounted for $388,296 or 36% of sales: (ii) GNC accounted for $123,402 or 11% of sales; (iii) Rite Aid accounted for $66,083 or 6% of sales; and (iv) CVS accounted for $111,879 or 10% of sales. No other account represented more than 5% of sales during the quarter.

Net sales for the nine months ended September 30, 2002 were $3,300,697, a decrease of $946,562 or 22%, as compared to net sales of $4,247,259 for the nine months ended September 30, 2001. The decrease was primarily due to a general market decline affecting the sales to several of our largest customers. The gross sales in the three months ended March 31, 2002 were down 29% from the three months ended March 31, 2001. The gross sales in the three months ended June 30, 2002 were down 14% from the three months ended June 30, 2001. The gross sales in the three months ended September 30, 2002 were down 25% from the three months ended September 30, 2001. Our largest customers sales were as follows for the nine months ended September 30, 2002: (i) Rite Aid accounted for $278,951 or 8% of sales; (ii) GNC accounted for $767,968 or 23% of sales; (iii) Walgreens accounted for $432,762 or 13% of sales; (iv) Eckerd accounted for $217,604 or 7% of sales, (v) CVS accounted for $244,512 or 7% of sales; and (vi) Target accounted for $185,526 or 6% of sales and (vii) Wal-Mart accounted for $388,296 or 12% of sales. No other account represented more than 5% of sales during the nine months ended September 30, 2002.

COST OF SALES

Cost of sales for the three months ended September 30, 2002 was $399,898 or 39% of net sales as compared to $378,969 or 26% of net sales for the three months ended September 30, 2001. The cost of sales was increased in the amount of $28,516, which represents the write off of inventory associated with the product line Carbolizer, which has been discontinued. The cost of sales as a percentage of net sales without the $28,516 write-off was 36%.

Cost of sales for the nine months ended September 30, 2002 was $1,038,972 or 31% of net sales as compared to $1,335,993 or 31% of net sales for the nine months ended September 30, 2001. The cost of sale was reduced in the amount of $73,747, which represents imputed interest on the Company's note with Garden State and increased by $28,516 because of the inventory write-off of our Carbolizer product. The cost of sales as a percentage of net sales without the adjustments for $73,747 and $28,516 was 33%.

GROSS PROFIT

Gross profit for the three months ended September 30, 2002 was $632,084 a decrease of $430,478 or 41% compared to gross profit of $1,062,562 for the three months ended September 30, 2001. As a percent of net sales, gross profit was 61% for the three months ended September 30, 2002, compared to 74% for the three months ended September 30, 2001. The decrease in gross profit was primarily due to the increase in the cost of sales, which includes the write off of inventory associated with our Carbolizer product and the increase in sales returns and allowances. Without the inventory write-off the gross profit percentage would have been 64%.

Gross profit for the nine months ended September 30, 2002 was $2,261,725 a decrease of $649,541 or 22%, compared to gross profit of $2,911,266 for the nine months ended September 30, 2001. As a percent of net sales, gross profit was 69% for the nine months ended September 30, 2002, compared to 69% for the nine months ended September 30, 2001. The decrease in gross profit dollars was primarily due to the decrease in revenue for the nine months ended September 30, 2002.

OPERATING EXPENSES

Operating expenses were $658,577 for the three months ended September 30, 2002, representing a decrease of $387,085, compared to $1,045,662 for the three months ended September 30, 2001. As a percent of net sales, operating expenses were 64% for the three months ended September 30, 2002, compared to 73% for the three months ended September 30, 2001. The decrease in operating expenses is due to the cost cutting efforts of the Company. The general and administrative expenses were $324,038 for the three months ended September 2002 compared to $541,964 for the three months ended September 30, 2001 or a decrease of $217,926. The advertising and promotion expenses for the three months ended September 30, 2002 was $326,922 compared to $495,428 for the three months ended September 30, 2001 or a decrease of $168,506.

Operating expenses were $2,095,606 for the nine months ended September 30, 2002, representing a decrease of $1,255,025, compared to $3,350,631 for the nine months ended September 30, 2001. As a percent of net sales, operating expenses were 63% for the nine months ended September 30, 2002, compared to 79% for the nine months ended September 30, 2001.The general and administrative expenses were $1,093,547 for the nine months ended September 30, 2002 compared to $1,737,768 for the nine months ended September 30, 2001 or a decrease of $644,221. The advertising and promotion expenses for the nine months ended September 30, 2002 were $979,209 compared to $1,587,156 for the nine months ended September 30, 2001 or a decrease of $607,947.

NET PROFIT (LOSS) FROM OPERATIONS

Net loss from operations was $(26,493) for the three months ended September 30, 2002, compared to a net profit from operations of $16,900 for the three months ended September 30, 2001. Net loss was $(94,834) or $(0.03) per share for the three months ended September 30, 2002, as compared to a net profit of $11,178 or $0.00 per share for the three months ended September 30, 2001. Net profit from operations was $166,119 for the nine months ended September 30, 2002, as compared to a net loss from operations of $(439,365) for the nine months ended September 30, 2001. Net profit was $84,399 or $0.02 per share for the nine months ended September 30, 2002, as compared to a net loss of $(415,160) or $(0.11) per share for the nine months ended September 30, 2001. The net loss for the three months ended September 30, 2002 was due primarily due to two items: the inventory write-off of our Carbolizer product and the legal settlement expense of $50,836, involving the KMS law suit. The increase in net profit for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2001 was the decrease in operating expenses.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 2002, the Company had a working capital deficit of ($592,944) compared to a $(28,238) working capital deficit at September 30, 2001.

 Net cash provided by operating activities for the nine months ended September 30, 2002 was $161,843 compared to $(77,330) used in operating activities for the nine months ended September 30, 2001. The resulting increase in cash is primarily due to a net profit realized during the nine months ended September 30, 2002, due to the cost cutting measures undertaken by management.

Cash used in investing activities was $ 0 for the nine months ended September 30, 2002 compared to $(28,525) used in investing activities for the nine months ending September 30, 2001. Cash used for investing activities in year 2001 was mainly due to the purchase of the Acutrim trademark.

 Net cash used in financing activities for the nine months ended September 30, 2002 was $(185,788) compared to net cash provided by financing activities of $58,570 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company made note payments of $170,900 and capital lease payments of $14,880. During the nine months ended September 30, 2001, the Company received a $100,000 line of credit and repaid $35,833 on the line of credit.

Our factoring arrangement provides us with cash at the time of shipment of the product. Absent a factoring arrangement, we would be required to carry these accounts receivable for approximately 30 to 90 days. Other than as described below, factoring is the only available financing alternative available to us at this time.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority lien on the Company's assets under a Security Agreement, which may only be, foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events shall constitute a default under this promissory note: (i) the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law") and (iii) Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days)

The GSN debt has been recorded as a note payable with an imputed interest rate of 9% per anum and with the interested calculated over the term on the loan in the amount of $73,747. The cost of sales was reduced in the amount of $73,747, which represents imputed interest on the note.

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

COMMITMENTS AND CONTINGENCIES

Regulatory Matters - Our products Fat Cutter(TM), ThinTab(R) and our discontinued Carbolizer(TM) product, contain ephedra, also known as "Ma Huang," an herb that contains naturally occurring ephedrine. These products represented approximately 29% of our gross revenue for the six months ended June 30, 2002. Ephedra containing products have been the subjects of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and its Controller. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Change in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

J.C. Herbert Bryant, III and KMS-Thin Tab 100, Inc.

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyberpiracy. The former director and KMS counterclaimed alleging a breach of distribution agreement with the Company. On September 19, 2002, the Company announced the settlement of all litigation between HNS and J.C. Herbert Bryant and KMS-Thin Tab 100, Inc.

The settlement agreement generally requires Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.cc and Carbcutter.cc to HNS and to take other action to eliminate confusion over the ownership of the Thin Tab@ name. Additionally, it provides for each of the adverse parties to generally release the others.

As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also has agreed not to sell its products directly to certain KMS customers. HNS recorded a legal settlement expense of $58,836 associated with this settlement.

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

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index and Exhibits

Exhibit
Number              Description of Exhibit
------              ----------------------

10.1 Indemnification Agreement between Ted Alflen and the Company dated as of January 1, 2002
10.2 Indemnification Agreement between Darryl Green and the Company dated as of January 1, 2002
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

         None.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002          Health & Nutrition Systems International, Inc.


                                  By: /s/ Chris Tisi
                                     ------------------------------------------
                                     Chris Tisi
                                     Interim Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal executive officer)

                                 CERTIFICATIONS

         I, Chris Tisi, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Health & Nutrition Systems International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002
                                            /s/ Chris Tisi
                                            ---------------------------------
                                            Chris Tisi
                                            Interim Chairman of the Board and
                                            Chief Executive Officer

                                 CERTIFICATIONS

         I, Al Dugan, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Health & Nutrition Systems International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002
                                       /s/ Al Dugan
                                       -----------------------------------
                                       Al Dugan
                                       Controller (Principal Accounting Officer)