Form 10KSB
period 2002-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2003-04-01
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________- to
         _____________________

                         Commission file number 0-29245

                 Health & Nutrition Systems International, Inc.
                 (Name of small business issuer in its charter)

           FLORIDA                                            65-0452156
           -------                                            ----------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

     3750 INVESTMENT LANE, SUITE 5
        WEST PALM BEACH, FLORIDA                                    33407
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code: (561) 863-8446

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

                   Name of each exchange on which registered:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,567,848.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on March 29, 2002 was $145,193 (computed at the closing price of the common stock of the issuer outstanding on March 17, 2002)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,629,813 shares of common stock were outstanding as of March 20, 2003.

         Documents Incorporated by Reference: certain portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 7, 2003 are incorporated by reference into Part III of this Form 10-KSB.

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

PART I......................................................................................................................1

ITEM 1.       DESCRIPTION OF BUSINESS.......................................................................................1

ITEM 2.       DESCRIPTION OF PROPERTY.......................................................................................9

ITEM 3.       LEGAL PROCEEDINGS.............................................................................................9

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................9

PART II....................................................................................................................10

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................................10

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................................12

ITEM 7.       FINANCIAL STATEMENTS.........................................................................................21

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................21

PART III...................................................................................................................22

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT..........................................................................22

ITEM 10.      EXECUTIVE COMPENSATION.......................................................................................22

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............22

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................23

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................................23

ITEM 14.      CONTROLS AND PROCEDURES......................................................................................26

SIGNATURES.................................................................................................................27

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe harbor created by those sections. These forward looking statement concern the Company's operations, economic performance and financial condition, including but not limited to the information under the caption "Management's Discussion and Analysis or Plan of Operation." These statements are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors described under "Certain Factors Which May Affect Future Results" in this annual report. In addition, the recent terrorist attacks on the United States, current and future responses by the U.S. government, the war in the Persian Gulf, the effects of these events on consumer confidence and demand, the introduction of products that compete with the Company's products, the loss of significant customers, and the availability to the Company and deployment by the Company of capital, increase the uncertainty inherent in forward-looking statements. In addition, recent government action and the surrounding negative publicity regarding ephedra-containing products have caused us to discontinue selling products containing ephedra. These factors, among others, could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

         o CARBCUTTER(R) -- CarbCutter(R) helps convert carbohydrates into energy. The Carb Free Blend activates a Cellular Transport System (CTS) that shuttles newly consumed carbohydrates into the cells where it then can be metabolized for energy instead of being stored as fat

         As of March 15, 2003, we stopped selling two products, ThinTab(R) and Fat Cutter Plus, which contained ephedra, because of negative publicity related to the use of ephedra. Retailers who purchased those products from us may, however, continue to sell them from their inventory. A third product, Carbolizer(TM), was transferred to a third party as part of a larger general settlement of pending litigation. Carbolizer(TM) also contained ephedra. In 2002, these three products accounted for 19% of our total revenue.

         Acutrim(R) Natural was introduced into our product line in 2001. The Acutrim(R) trademark was purchased by us in the first quarter of 2001. After we purchased the trademark, we completely reformulated the Acutrim(R) product to our current product, Acutrim(R) Natural.

CERTIFICATES OF ANALYSIS

         Garden State Nutritional, a division of Vitaquest International Inc., is the only manufacturer of our products. See "Manufacturing and Shipping." GSN provides a certificate of analysis for each of our products which gives laboratory test results performed by GSN that verify product quality and ingredients. We deliver these certificates to our customers, and to consumers, upon request.

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

MARKETING

         We currently design and develop all of our products, marketing and advertising in house. We strive to create market awareness and sales through name-brand recognition of our trademarked products We target print advertising to develop brand awareness and recognition. During 2002 and 2001, we spent 8.4% and 14.8% respectively, of our total revenues advertising our products in consumer magazines such as Cosmopolitan, Mademoiselle, Glamour, Fitness, Redbook, Allure, Muscle and Fitness, and others. We intend to continue promoting our products through the print media.

         In addition to print advertising, we have ongoing "co-op" programs with all of the major retailers who sell our products. These programs obligate us to spend a certain percentage of projected revenue to be generated by sales of our products on targeted advertising for that retailer through marketing vehicles such as Sunday newspaper inserts and 10-30 day price specials. We are obligated to spend these co-op dollars irrespective of the actual revenue generated by the sales of our products with that retailer. These co-op programs allow us to target several million consumers and drive sales to the specific retailer. In 2002 and 2001, we spent approximately $823,481, 16.2% and $1,252,000, 21.1%, respectively of our total gross revenues on advertising and promotion, on these "co-op" programs.

         All of our products are included in the "plan-o-gram" marketing programs of the major retailers who sell our products. These programs give our products identical shelf and aisle positions in all locations in a particular chain of stores using a pre-planned, in-store display format. The plan-o-gram program guarantees consistent distribution and location of our products in all stores. The major retailers periodically review the products that participate in their plan-o-gram programs, sometimes as often as quarterly. There can be no assurance that our products will remain in any given retailer's plan-o-gram program. If one of our products is removed from a retailer's plan-o-gram program, it is likely that the sales volume of that product by that retailer will decline.

MANUFACTURING AND SHIPPING

         We obtain 100% of our manufacturing from Garden State Nutritional, a division of Vitaquest International Inc. GSN is a state-of-the-art supplement, liquid and powder manufacturer which owns a 200,000 square foot manufacturing facility in West Caldwell, New Jersey. GSN has been known as an industry leader for more than 25 years. GSN has the capacity to support the production of all of HNS's product line. During 2001, we did not have a term contract with GSN, but rather acquired our needed inventory on a purchase order basis. In early April 2002, we entered into a two year exclusive manufacturing contract with GSN under which we purchase all of our products requirements from GSN. Although back-up suppliers are identified and available, the loss of this supplier would have a material adverse affect on us. GSN's research and development personnel, in conjunction with our in-house team, develop our product formulations. Pursuant to the terms of our exclusive manufacturing agreement with GSN, we have a $450,000 line of credit with GSN with 60 day terms. GSN informally alowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2002, the balance owed to GSN under this line of credit is $892,878.

         Our production/assembly personnel package products received from GSN. Our production/assembly personnel fill out shipping documents and oversee quality control and inventory flow. Our large retailer orders are shipped on pallets using the preferred freight company of the retailer's choice.

INTELLECTUAL PROPERTY

         Our policy is to pursue registration of all of the trademarks associated with our key products. We currently own trademarks registered with the United States Patent and Trademark Office for our Acutrim(R), and CarbCutter(R) products and for our "On the Move(R)" advertising slogan. We have also applied for trademark protection in the United States relating to several of our advertising phrases, such as "I cheat," "We cheat," "Do you cheat?," Joint Lube, Fat Drops, Come Together, Thin Tab Carb Blocker, Thin Shake and Carb Blocker. Federally registered trademarks have a perpetual life, provided that they are renewed on a timely basis and are used properly as trademarks, subject to certain rights of third parties to seek cancellation of the marks.

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

PRODUCT DISTRIBUTION

GENERAL
-------

         Our customers are predominantly drug, health food, and mass retailers who then sell our products to the retail consumer. We do not have contracts with our customers to purchase our products. All of our customers purchase our products on a purchase order basis.

DRUG, HEALTH FOOD AND MASS RETAILERS

         During 2002, we continued to diversify our customer base by establishing one or more of our products in more than eighteen (18) different drug, health food, and mass retailers. Each of our products has achieved "full distribution" in each of the chains that sell it, which means that if one of our products is sold by a retailer, it is sold in every location operated by that retailer. We estimate that CarbCutter(R) and Acutrim(R) Natural are now available in more than 25,000 store locations nationwide. Because our customers purchase our products on a purchase order basis, there can be no assurance that our products will continue to have "full distribution" (or any distribution) by the retailers that carry them.

         One or more of our products are currently sold in the following mass retailers: Wal-Mart (2048 locations), Walgreens (3,520 locations), Rite-Aid (3,631 locations), CVS (4,123 locations), Brooks (Maxi

Drug) (330 locations), Vitamin World (600 locations), H. E. Butt Grocery Co. (280 locations), Wakefern (200 locations), Sav-On (1,300 locations), Giant Landover (180 locations), Giant Eagle (188 locations), Eckerd's (2,650 locations), GNC (4,000 locations), Target (968 locations), Albertsons (2,128 locations), Duane Reade (193 locations), Long's (430 locations) and Vitamin Shoppe (78 locations).

         In 2002, we derived approximately $4,835,691 (or 95.2%) of gross revenues from these customers. In 2001, we derived$5,524,760 (or 92.9%) of gross revenues from drug, health food, and mass retailer customers. The term "gross revenues" as used in this document relates to revenues excluding sales returns, allowances and discount, slotting fees paid, co-op advertising and promotion expense.

INDEPENDENT RETAIL HEALTH AND PHARMACY STORES

         Our in-house staff of telemarketers (HNS Direct) has opened 4,000 new accounts with independent retail health and pharmacy stores since we began this program in January, 1999. These stores are not owned by a chain but are independently owned and operated. We also participate in trade shows attended by buyers for these independent retail health and pharmacy stores. In 2002, we derived $246,456 (or 4.8%) of revenues from independent health and pharmacy accounts. In 2001, we derived $419,827 (or 7.1%) of revenues from independent health and pharmacy accounts. We believe that our revenue from the independent customers declined in 2002 in part due to many independents going out of business, our concentration of distribution efforts on our mass retailer distribution network, and our focus on re-orders with existing independent customers rather than on generating new accounts through special promotions. Although we intend to work to expand the HNS Direct program using our existing web site, HNSDirect.com and our in-house telemarketing program, we can offer no assurance that we will be able to maintain or expand our number of independent retail accounts in the future.

SIGNIFICANT CUSTOMERS

         We currently have approximately 15 drug, health food, and mass retailer customers which collectively comprised 87.0% of our gross revenues in 2002. We depend on several significant customers for a large percentage of our sales. Our largest customers are GNC, Wal-Mart, Walgreens, Rite Aid, Target, and Eckerd Drugs. We do not have written agreements with any of these customers or any of our other customers.

         During the fiscal year ending 2002, GNC represented approximately 20.5% of our gross sales, Wal-Mart represented approximately 12.2 % of our gross sales, Walgreens represented approximately 10.6% of our gross sales, Rite Aid represented approximately 10.1% of our gross sales, Target represented approximately 7.0% of our gross sales, Eckerd's represented approximately 5.1% of our gross sales. The loss of any one or more of our significant customers would have a material adverse effect on our operations.

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

COMPETITION

         The diet industry is highly competitive. We compete directly with the following companies who sell to our customers and their diet product brands:
Atkins Nutritional, Twinlabs, Metabolife International, Inc, Rexall Sundown, Dexatrim, Natures Bounty (NBTY) and Slim Fast. We also compete indirectly with companies that use direct marketing to distribute diet products directly to the retail consumer without the use of an intermediary such as a mass retailer. These companies use television and radio advertising which can range from thirty second commercials to full length thirty minute infomercials. Many of these companies also attempt to bring their best selling brands to the retail market and such products then also compete directly with our products.

         Our product formulas are not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. In addition, many of our competitors sell to the same customers as we do. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations. We strive to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We also trademark our proprietary brand names such as, the "Carb Free Blend" in CarbCutter(R) See "Intellectual Property." We believe that this allows us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging.

         The most significant barrier to entry within our industry is the difficulty of establishing a new product. This involves a major capital commitment to advertise, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. Test marketing also requires a significant commitment of time and capital.

FINANCING

FACTORING

         During 2002, we factored certain of our accounts receivable with Alliance Financial Capital, Inc. On March 15, 2002, we terminated our factoring agreement with Alliance and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). We only factor certain large accounts, and we do not factor the accounts serviced through HNS Direct. The agreement with LSQ provides that LSQ will purchase certain of our receivables and advance to us 85% of the face amount of such receivables. The term of this agreement is one year. The maximum amount of receivables we may factor under our agreement with LSQ is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, we granted to LSQ a blanket lien on our assets. In connection with the LSQ Factoring Agreement, our President and Chief Executive Officer was required to deliver a personal indemnity agreement to LSQ. The LSQ contract expired in March of 2003 and the Company did not renew it.

GSN FINANCING

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement which were approximately $700,000. Our repayment schedule requires equal monthly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket second priority lien on our assets to GSN.

         Also, in early April 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit, on current invoices, with 60 day terms. GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2002 the balance owed to GSN under this line of credit is $892,878.

VENDOR FINANCING

         We consider our relationships with our vendors to be good. During 2002, we were able to increase our credit limits as well as improve our payment terms with certain vendors.

PRODUCTS LIABILITY INSURANCE

         We are currently insured for products liability claims up to an aggregate of $6,000,000. While our products liability policy currently covers our products which contain ephedra, there can be no assurance that this coverage will be available in the future at premium rates that were consider acceptable, or at all.

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

J.C. HERBERT BRYANT, III AND KMS-THIN TAB 100, INC.

         The Company was involved in the litigation with J.C. Herbert Bryant, III ("Bryant") and KMS-Thin Tab 100, Inc. ("KMS,") which was settled in September 2002. The settlement agreement generally provided for Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.CC, and Carbcutter.cc to HNS and to take other action to eliminate confusion over the ownership of the Thin Tab@ name. Additionally, each of the adverse parties generally released the others. As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also has agreed not to sell its products directly to certain KMS customers. HNS booked a legal settlement expense of $58,836 associated with this settlement.

         The Company has been sued by six unaffiliated plaintiffs alleging that the Company's Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. The Company believes it can demonstrate that none of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. To date, one of these cases has been dismissed after delivery to plaintiff's counsel of information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA. While the Company does not believe that HNS has material liability based upon the substantive allegations set forth in these cases, the legal costs that the Company has incurred, and may incur in the future, in obtaining dismissals from these cases could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2002, we did not submit any matters to the vote of our security holders.

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

         There were no trades of our securities on the OTCBB prior to October 4, 2000.
                   Fiscal Year 2002              High         Low
                   ----------------              ----         ---
                   Fourth Quarter                0.08         0.04
                   Third Quarter                 0.15         0.08
                   Second Quarter                0.17         0.05
                   First Quarter                 0.55         0.05

                   Fiscal Year 2001              High         Low
                   ----------------              ----         ---
                   Fourth Quarter                0.28         0.10
                   Third Quarter                 0.51         0.14
                   Second Quarter                1.03         0.23
                   First Quarter                 2.06         0.63

         As of March 20, 2002, there were 83 holders of record of our common stock.

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

         Prior to June 29, 2000, we were not a reporting company and were not required to file quarterly, annual, and other reports with the SEC.

         We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

         The following table provides information as of December 31, 2002 about our common stock that may be issued upon the exercise of options under our 1998 Stock Option Plan for employees, officers, directors and independent contractors.


                                                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
PLAN CATEGORY                   NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER EQUITY
                                WARRANTS AND RIGHTS (A)      RIGHTS                       COMPENSATION PLANS (EXCLUDING
                                                                                          SECURITIES REFLECTED IN
                                                                                          COLUMN (A))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders    506,500                      $.14                         322,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
         TOTAL                  506,500                      $.14                         322,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) We do not maintain equity compensation plans that have not been approved by our stockholders.

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

REVENUE RECOGNITION

         Revenues are recognized at the time of shipment of the respective merchandise. Cost of sales includes freight cost. Included in the net sales in the accompanying financial statements for the twelve months ended December 31, 2002 and 2001 are returns and allowances and sales discounts in the amounts of $612,700 and $579,255, respectively.

APPLICATION OF EIFT 01-9, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)"

         In accordance with EITF 01-9, we reclassified expenses relating to slotting fees paid, co-op advertising and promotions, from operating expenses to revenues. The term "gross revenues" as used in this document relates to the revenues excluding the above mentioned advertising expenses and sales returns, allowances and discounts. Gross revenues for 2002 and 2001 are $5,082,147 and $5,944,587 respectively, and the co-op advertising expenses are $901,599 and $1,524,943 respectively.

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

OVERVIEW

         Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. The impact of the terrorist attacks of September 11, 2001 and the government's response to them including the commencement of the Persian Gulf war, have had short-term and also have had, and may continue to have, long-term adverse effects on our revenues, results of operations, financial condition and prospects. The industy revenues reported in year 2002 were down approximately 25% percent from those reported in year 2001. We believe that this trend will reverse itself in the year 2003 and report an up turn in the industry.

         During 2002, we continued to implement our strategic plan to diversify our product line through the development and promotion of two new products: Fat Cutter Plus and Acutrim(R) Natural as well as the promotion and expansion of the distribution of CarbCutter(R). This strategy is aimed at reducing the negative impact upon us of (i) a shift in consumer preferences with regard to any one of our products, (ii) a change in retailer preferences for our products, or (iii) any other cause of reduced sales either for a particular product or in a particular geographical region because of negative publicity. The Company announced on December 19, 2002 that it had made a strategic decision to discontinue the sales of all ephedra-based products. As a result, the Company discontinued sales of Thin Tab(R) and Fat Cutter Plus in the first quarter of 2003. Our retail customers, however, may continue to sell those products from their inventory. Alternatively, they may try to return the products to us. In 2002, sales of those products were $965,608 or 19% of total revenue. At December 31, 2002, the Company recorded an allowance for sales returns of $317,600, including $200,000 for returns of products containing ephedra expected in 2003.

         We cannot predict the effects of the discontinuance of these products on our revenues, results of operations, financial condition and prospects. See "Commitments and Contingencies."

RESULTS OF OPERATIONS

NET SALES:

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Gross revenues for the twelve months ended December 31, 2002 decreased by $862,440, to $5,082,147,versus the comparable period in 2001 of $5,944,587.
The decrease was due to the decrease in sales to our major customers of $689,069 and a decrease in our in-house telemarketing revenue of $173,371. We believe these decreases were primarily based on a generally soft market and reduced advertising. During the twelve months ended December 31, 2002, six companies accounted for 65.5% of the gross revenues. GNC, our largest account, accounted for 20.5% of total sales versus the comparable period in 2001 of 20.8%. Net revenues for the twelve months ended December 31, 2002 decreased by $272,541 to $3,567,848 versus the comparable period in 2001 of $3,840,389.

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Gross revenues for the twelve months ended December 31, 2001 decreased by $298,943 to $5,944,587 versus the comparable period in 2000 of $5,645,644. The decrease was primarily due to the decrease in our in-house telemarketing revenue of $603,550 in fiscal year 2001 versus the comparable period in fiscal 2000. During the twelve months ended December 31, 2001, six companies accounted for 73.5% of the total Company's revenues. GNC, our largest account, accounted for 20.8% of total sales versus the comparable period in 2000 of 45.0%. Net revenues for the twelve months ended December 31, 2001 decreased by $954,465 to $3,840,389 versus the comparable period in 2000 of $4,794,854.

COST OF SALES

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Cost of sales for the twelve months ended December 31, 2002 was $1,511,826 or 42.4% of net sales, compared to $1,903,755 or 49.6% of net sales for the twelve months ended December 31, 2001. The decrease in cost of sales as a percentage of net sales is primarily attributed to higher sales of CarbCutter(R), which had a formula change decreasing the cost of goods sold on this product in fiscal year 2002. Additionally, the cost of sales was reduced by $73,747 which represents imputed interest on the Company's Note with GSN. The cost of sales as a percentage of net sales without this discount is 44.4%.

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Cost of sales for the twelve months ended December 31, 2001 was $1,903,755 or 49.6% of net sales, compared to $1,472,528 or 30.7% of net sales for the twelve months ended December 31, 2000. The increase in cost of sales as a percentage of net sales is primarily attributed to higher sales of CarbCutter(R), which had a formula change increasing the cost of goods sold on this product in fiscal year 2001, and the reformulation of Acutrim Natural(R) that increased the cost of sales percentage.

GROSS PROFIT:

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Gross profit for the twelve months ended December 31, 2002 was $2,056,022 an increase of $119,388, or 6.2%, compared to gross profit of $1,936,634 for the twelve months ended December 31, 2001. As a percent of net sales, gross profit was 57.6% for the twelve months ending December 31, 2002, as compared to 50.4% for the twelve months ended December 31, 2001. The increase in gross profit dollars is primarily attributed to the decrease in cost of goods as explained above.

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Gross profit for the twelve months ended December 31, 2001 was $1,936,634 a decrease of $1,385,691 or 41.7%, compared to gross profit of $3,322,325 for the twelve months ended December 31, 2000. As a percent of net sales, gross profit was 50.4% for the twelve months ending December 31, 2001, as compared to 69.2% for the twelve months ended December 31, 2000. The decrease in gross profit is primarily attributed to the increase in cost of goods for the CarbCutter(R) and also Acutrim(R) Natural, each of which were reformulated in 2001 and as a result of such reformulation, has a lower gross margin than the prior year.

OPERATING EXPENSES:

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Operating expenses were $1,980,493 for the twelve months ended December 31, 2002, compared to $3,313,837 for the twelve months ended December 31, 2001, representing a decrease of $1,333,344. As a percent of net sales, operating expenses were 55.5% for the twelve months ended December 31, 2002, compared to 86.3% for the twelve months ended December 31, 2001. Advertising and promotion expenses were $425,349 for the twelve months ended December 31, 2002, compared to $881,541 for the twelve months ended December 31, 2001, representing a decrease of $456,192. Expenditures of $901,600 and $1,523,943 for the years 2002 and 2001 respectively, which were previously classified as advertising and promotion expenses were classified to revenues. These expenses in 2001 were primarily due to expenses associated with the new product launches of Fat Cutter and Carbolizer as well as expenses associated with expanding the distribution of our other products. General and administration expenses were $1,524,678 for the twelve months ended December 31, 2002, compared to $2,400,680 for twelve months ended December 31, 2001, representing a decrease of $876,002. This decrease was primarily a result of reductions in personnel expenditures, factoring expenditures offset in part by professional fees associated with litigation during 2002.

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Operating expenses were $3,313,837 for the twelve months ended December 31, 2001, compared to $3,238,121 for the twelve months ended December 31, 2000, representing an increase of $75,716. As a percent of net sales, operating expenses were 86.3% for the twelve months ended December 31, 2001, compared to 67.5% for the twelve months ended December 31, 2000. Advertising and promotion expenses were $881,541 for the twelve months ended December 31, 2001, compared to $1,007,694 for the twelve months ended December 31, 2000, representing a decrease of $126,153. General and administration expenses were $2,400,680 for the twelve months ended December 31, 2001, compared to $2,201,478 for the twelve months ended December 31, 2000, an increase of 9.0%. This increase was primarily a result of additional personnel expenditures and professional fees associated with litigation during 2001.

NET INCOME FROM OPERATIONS

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Net income for the twelve months ended December 31, 2002, was $27,606 or .01 per share compared to a net loss of $(1,399,533) or $(.39) per share for the twelve months ended December 31, 2001. The increase in income was a direct result of our commitment to reduce the operating expenses, resulting in a decrease of $1,333,344 over the prior year.

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Net loss for the twelve months ended December 31, 2001, was $(1,399,533) or (.39) per share compared to net income of $70,562 or $.02 per share for the twelve months ended December 31, 2000. The decrease in income was a direct result of our commitment to the advertising and promotion of our product lines. Advertising, Slotting Fees, Co-ops, Free Goods and Promotion Expenditures increased $789,392 or 48.8% over the previous twelve months ended December 31, 2000.


CARRY FORWARD LOSS

         We have a net operating loss carry forward, as of December 31, 2002, of $895,346 for tax purposes to affect future taxable income. The net operating loss carry forwards expire in 2022.

LIQUIDITY & CAPITAL RESOURCES

         At December 31, 2002, the Company had a working capital deficit of $702,970 compared to the prior year end, at December 31, 2001, of $900,663. This is an improvement of $197,693. In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000 over the next twenty-four months. Our current liabilities from accounts payable and accrued expenses increased during 2002 by $593,084.


         Net cash provided by operating activities for the year ended December 31, 2002 was $190,329 and resulted primarily from decreased operating expenses. Net cash provided by investing activities was $0 for the year ended December 31, 2002 Net cash used in financing activities for the year ended December 31, 2002 was $(257,483) which includes repayment of notes payable of $237,400 and $20,083 for capital lease payments. Net cash used in operating activities for the year ended December 31, 2001 was $(33,650) and resulted primarily from increased operating expenses. Net cash provided by investing activities was $122,163 for the year ended December 31, 2001, which resulted from purchases of trademarks for $25,000 and the release of a certificate of deposit as collateral for a bank loan of approximately $150,000.

         During 2001, we factored certain of our accounts receivable with Alliance Financial Capital, Inc. On March 15, 2002, we terminated our factoring agreement with Alliance and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The term of this agreement is one year. The maximum amount of receivables we may factor under our agreement with LSQ is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, we granted to LSQ a blanket lien on our assets. Our factoring arrangement provides us with cash at the time of shipment of the product. The Company decided not to renew the LSQ agreement in March 2003.

         As stated above, in early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000. In connection with this agreement, we granted to GSN a blanket second priority lien on our assets. Also, in early April 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit with 60 day terms. At December 31, 2002, we owed GSN $892,878.

COMMITMENTS AND CONTINGENCIES

         Regulatory Matters - Our discontinued products, Fat Cutter Plus, Thin Tab(R), and formally owned Carbolizer(TM) product, contain ephedra, also known as "Ma Huang," an herb which contains naturally-occurring ephedrine. These products represented approximately 19% of our gross revenue for the twelve months ended December 31, 2002. Ephedra containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. The company has discontinued all sales of products containing ephedra.

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

         The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2002. Consequently, we are unable at the present time to predict the ultimate resolution of these issues, or their ultimate impact on our results of operations or financial condition. In the event that these rules limit our ability to sell our products containing ephedra, we have already developed ephedrine-free formulae for those products. In addition, to the extent that sales of ephedra-containing products of our competitors decline as a result of any new rules, sales of our current non-ephedra products may be positively affected.

         Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We currently maintain product liability insurance coverage of $6,000,000. It may become increasingly difficult to obtain and maintain product liability insurance coverage for products containing ephedra at current premiums, or at all. Although we believe our current liability coverage is sufficient to cover claims which have been or may be asserted against us, if they are in the future, our product liability insurance coverage could prove to be inadequate and these claims could result in material losses.

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

         The dietary supplement industry is highly competitive. The diet industry is highly competitive. Many of our competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than we do. In the future, if not currently, one or more of these companies could seek to compete more directly with us by manufacturing and distributing their own or others' products, or by significantly lowering the prices of their existing national brand products. If one or more of our competitors significantly reduce their prices on existing products in an effort to gain market share or aggressively promote new products in an effort to enter a market, our results of operations or market position could be adversely affected. In addition, because the formulations of our products are not proprietary, similar formulations are currently being developed and marketed by these competitors.

         Our products may also face competition in the future from diet-related drugs introduced by pharmaceutical companies.

         We currently have a limited number of products. We currently market seven products. The loss of, or deterioration in the popularity of any one or more of our other brands will have a material adverse effect on our Company.

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

         We depend on significant customers for a large percentage of our net sales. Our largest customers are GNC, Wal-Mart, Walgreens, Rite Aid, Target, Eckerd's and CVS. We do not have written agreements with any of these customers. We cannot assure you that these customers will continue as major customers of the Company. The loss of any of these customers, or a significant reduction in purchase volume by any of these customers, could have a material adverse effect on our results of operations or financial condition.

         We believe that trademarks and other proprietary rights are among our most important assets. In fiscal 2002, substantially all of our net sales were from products bearing proprietary brand names, including Acutrim(R) Natural Thin Tab(R) and CarbCutter(R). Accordingly, our future success depends upon the goodwill associated with these brand names. Although our principal brand names are registered in the United States, we cannot assure you that the steps we have taken to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. In addition, to the extent that we rely on common law trademark rights to protect our unregistered trademarks, such common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. Additionally, the sales of certain of our products rely on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that these third parties can successfully maintain their intellectual property rights or that we will be successful in maintaining these licensing agreements. If we lose the right to use these licenses, our business could be materially adversely affected.

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

         Control of our company is concentrated among a limited number of stockholders who can exercise significant influence over all matters requiring stockholder approval. As of December 31, 2002, our present directors, executive officers and their respective affiliates and related entities beneficially owned approximately 33% of our outstanding common stock and common stock equivalents. In addition, our President and Chief Executive Officer has agreed with certain other significant shareholders to vote together on certain matters. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also potentially delay or prevent a change in control of our company.

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

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We have adopted a written code of ethics that applies to our senior financial officers and persons performing similar functions, which Code has been filed as Exhibit 14 hereto. We intend to disclose any amendments to, or waivers from, the Code on our website, www.hnsglobal.com. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such Code to any person requesting a copy.

         The other information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
PLAN CATEGORY                   NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS (A)      RIGHTS                       EQUITY COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (A))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders    506,500                      $.14                         322,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
         TOTAL                  506,500                      $.14                         322,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) We do not maintain equity compensation plans that have not been approved by our stockholders.

         The other information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be included in our Proxy Statement which will be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this Form 10-KSB

                  FINANCIAL STATEMENTS:

                    o    Independent Auditors' Report

                    o    Balance Sheets as of December 31, 2002 and 2001

                    o Statements of Operations for the years ended December 31, 2002 and 2001

                    o Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001

                    o Statements of Cash Flows for the years ended December 31, 2002 and 2001

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


       10.16          Exclusive Manufacturing Agreement dated April 11, 2002 between the Company and Garden State
                      Nutritionals, a division of VitaQuest International, Inc. (incorporated by reference to Exhibit
                      10.16 of Registrant's Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File
                      Number 000-29245).
       10.17          Security  Agreement dated April 11, 2002 between the Company and Garden State  Nutritionals,  a division of VitaQuest  International,  Inc.  (incorporated  by  reference  to Exhibit  10.16 of
                      Registrant's  Annual  Report on Form 10-KSB,  filed on April 12, 2002;  Commission  File Number
                      000-29245).
       10.18          Health &  Nutrition  Systems  International,  Inc.  1998 Stock  Option  Plan  (incorporated  by reference to Exhibit 10.18 of  Registrant's  Annual  Report on Form 10-KSB,  filed on April 12,
                      2002; Commission File Number 000-29245).
       10.19          Promissory  Note dated  April 11,  2002  between  the  Company  as  borrower  and Garden  State
                      Nutritionals as lender (incorporated by reference to Exhibit 10.19 of Registrant's
                      Annual Report on Form 10-KSB, filed on April 12, 2002; Commission File Number 000-29245).
       10.20          Subordination  Agreement  dated April 11, 2002 among the Company,  LSQ Funding Group,  L.C. and
                      Garden State  Nutritionals  (incorporated by reference to Exhibit 10.20 of Registrant's  Annual
                      Report on Form 10-KSB, filed on April 12, 2002; Commission File Number 000-29245).
       10.21          Amendment No. 1 dated April 29, 2002 to the Employment  Agreement between the Company and Chris
                      Tisi  effective  as of  January  1,  2002  (incorporated  by  reference  to  Exhibit  10.21  of
                      Registrant's Annual Report on Form 10-KSB/A-1,  filed on April 30, 2002; Commission File Number
                      000-29245).
       10.22          Amendment No. 1 dated April 29, 2002 to the Severance  Agreement between the Company and Steven
                      Pomerantz  effective  as of January  1, 2002  (incorporated  by  reference  to Exhibit  10.2 of
                      Registrant's Annual Report on Form 10-KSB/A-1,  filed on April 30, 2002; Commission File Number
                      000-29245).
       10.23          First  Amendment to  Shareholders'  Agreement  among Tony  D'Amato,  Chris Tisi and the Company dated April 24, 2002  (incorporated  by  reference  to Exhibit 4 of  Christopher  Tisi,  Steven
                      Pomerantz and Tony  D'Amato's  Schedule 13D,  filed on April 29, 2002;  Commission  File Number
                      0-29245).
       10.24          Irrevocable  Proxy dated April 24, 2002  (incorporated by reference to Exhibit 5 of Christopher
                      Tisi,  Steven  Pomerantz and Tony D'Amato's  Schedule 13D, filed on April 29, 2002;  Commission
                      File Number 0-29245).
       10.25          Option  Agreement  effective as of February 12, 2002 between the Company and  Christopher  Tisi
                      (incorporated  by reference to Exhibit 10.25 of Registrant's  Annual Report on Form 10-KSB/A-1,
                      filed on April 30, 2002; Commission File Number 000-29245).
       10.26          Indemnification  Agreement  between  Ted  Alflen  and the  Company  dated as of January 1, 2002
                      (incorporated  by reference to Exhibit 10.1 of  Registrant's  Quarterly  Report on Form 10-QSB,
                      filed on November 14, 2002; Commission File Number 000-29245).
       10.27          Indemnification  Agreement  between  Darryl  Green and the Company  dated as of January 1, 2002
                      (incorporated  by reference to Exhibit 10.2 of  Registrant's  Quarterly  Report on Form 10-QSB,
                      filed on November 14, 2002; Commission File Number 000-29245).
        14.1          Code of Ethics
        16.1          Letter from Butner & Kahle,  CPA dated September 6, 2000  (incorporated by reference to Exhibit
                      16.4 of  Registrant's  Current Report on Form 8-K filed on September 7, 2000;  Commission  File
                      Number 000-29245).



        24           Power of attorney (included on signature page)
        99.1         Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 1002.
        99.2         Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 1002.

         (b)      Reports on Form 8-K

         1.       Form 8-K filed on December 10, 2001 reporting an Item 5 event.

         2.       Form 8-K filed on December 18, 2001 reporting an Item 5 event.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         Our principal executive officer and controller and principal accounting officers have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, and of the filing of our original 10-KSB for the year ended December 31, 2002, our CEO and Controller and accounting officer determined that the controls and procedures are adequate and effective.

(b) Changes in internal controls.

         There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by our chief executive officer and chief financial officer.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003            Health & Nutrition Systems International, Inc.



                                By: /s/ Christopher Tisi
                                    --------------------------------------
                                        Christopher Tisi
                                        Interim Chairman of the Board,
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)

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

         SIGNATURE                                     TITLE                                               DATE

/s/  Christopher Tisi                         Interim Chairman of the Board,                          March 31, 2003
----------------------                        Chief Executive Officer and President
Christopher Tisi                              (Principal Executive Officer)

/s/ Al Dugan                                  Controller (Principal Accounting Officer)               March 31, 2003
----------------------
Al Dugan

/s/ Steven A. Pomerantz                       Director                                                March 31, 2003
-----------------------
Steven A. Pomerantz

/s/ Ted Alflen                                Director                                                March 31, 2003
-----------------------
Ted Alflen

                                 CERTIFICATIONS
                                 --------------

         I, Christopher Tisi, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Health & Nutrition Systems International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     March 31, 2003

/s/ Christopher Tisi, Chief Executive Officer
----------------------------------------------

                                 CERTIFICATIONS
                                 --------------

         I, Al Dugan, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Health & Nutrition Systems International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     March 31, 2003

/s/ Al Dugan, Controller and Chief Accounting Officer
-----------------------------------------------------

                                TABLE OF CONTENTS



Independent Auditor's Report....................................................................................F-1

Financial Statements:

   Balance Sheets as of December 31, 2002 and 2001..............................................................F-2

   Statements of Operations for the years ended December 31, 2002 and 2001......................................F-3

   Statements of Changes in Stockholders' Deficit for the years ended
      December 31, 2002 and 2001................................................................................F-4

   Statements of Cash Flows for the years ended December 31, 2002 and 2001......................................F-5

Notes to Financial Statements ...............................................................................F6-F17

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors and Stockholders
Health & Nutrition Systems International, Inc.


We have audited the accompanying balance sheets of Health & Nutrition Systems International, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health & Nutrition Systems International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with auditing principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a significant loss from operations and had negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Daszkal Bolton LLP
Boca Raton, Florida
February 17, 2003

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                     ------
                                                                    2002           2001
                                                                -----------    -----------
Current assets:
    Cash                                                        $    14,778    $    81,932
    Accounts receivable, net                                        344,700        194,792
    Inventory                                                       438,375        165,168
    Prepaids and other current assets                                 2,373             --
                                                                -----------    -----------
           Total current assets                                     800,226        441,892
                                                                -----------    -----------

Property and equipment, net                                          39,302         66,949
                                                                -----------    -----------
Other assets:
    Other assets, net                                                30,516         33,335
                                                                -----------    -----------
           Total other assets                                        30,516         33,335
                                                                -----------    -----------
           Total assets                                         $   870,044    $   542,176
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
    Accounts payable                                            $ 1,117,407    $ 1,105,116
    Accrued expenses                                                 64,680        183,887
    Capital leases, current portion                                     714         19,152
    Notes payable                                                   320,395         34,400
                                                                -----------    -----------
           Total current liabilities                              1,503,196      1,342,555
                                                                -----------    -----------
Notes payable, less current portion                                 141,266          1,645
                                                                -----------    -----------
           Total liabilities                                      1,644,462      1,344,200
                                                                -----------    -----------
Stockholders' deficit:
    Common stock, $ 0.001 par value, authorized 30,000,000
      shares; 3,629,813 and 3,629,813 shares issued and
      outstanding at December 31, 2002 and 2001, respectively         3,630          3,630
    Additional paid-in capital                                      834,812        834,812
    Accumulated deficit                                          (1,612,860)    (1,640,466)
                                                                -----------    -----------
           Total stockholders' deficit                             (774,418)      (802,024)
                                                                -----------    -----------
           Total liabilities and stockholders' deficit          $   870,044    $   542,176
                                                                ===========    ===========



                 See accompanying notes for financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002           2001
                                                    -----------     -----------
Revenue                                             $ 3,567,848     $ 3,840,389

Cost of sales                                         1,511,826       1,903,755
                                                    -----------     -----------

Gross profit                                          2,056,022       1,936,634
                                                    -----------     -----------
Operating expense:
    General and administrative expense                1,524,678       2,400,680
    Advertising and promotion                           425,349         881,541
    Depreciation and amortization                        30,466          31,616
                                                    -----------     -----------
           Total operating expense                    1,980,493       3,313,837
                                                    -----------     -----------

Income (loss) from operations                            75,529      (1,377,203)
                                                    -----------     -----------
Other income (expense):
    Interest income                                          --           5,902
    Interest expense                                    (47,923)        (23,347)
    Other income (expense)                                   --           3,003
                                                    -----------     -----------
           Total other income (expense)                 (47,923)        (14,442)
                                                    -----------     -----------
Income (loss) before income taxes                        27,606      (1,391,645)
                                                    -----------     -----------

Benefit (provision) for income taxes                         --          (7,888)

Net income (loss)                                   $    27,606     $(1,399,533)
                                                    ===========     ===========

Net income per share - basic                        $      0.01     $     (0.39)
                                                    ===========     ===========
Net income per share - diluted                      $      0.01     $     (0.39)
Weighted average number of shares - basic             3,629,813       3,612,472
                                                    ===========     ===========
Weighted average number of shares - diluted           3,629,813       3,612,472
                                                    ===========     ===========



                 See accompanying notes for financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                  Common Stock          Additional    Stock
                                           -------------------------     Paid-In   Subscription  Accumulated
                                              Shares        Amount       Capital    Receivable     Deficit         Total
                                           -----------   -----------   -----------   ---------   -----------    -----------
Balance, December 31, 2000                   3,604,813         3,605       831,537          --      (240,933)       594,209

Common stock issued for legal settlement        20,000            20         1,980          --            --          2,000

Common stock issued for services                 5,000             5         1,295          --            --          1,300

Net loss - December 31, 2001                        --            --            --          --    (1,399,533)    (1,399,533)
                                           -----------   -----------   -----------   ---------   -----------    -----------

Balance, December 31, 2001                   3,629,813         3,630       834,812          --    (1,640,466)      (802,024)

Net income - December 31, 2002                      --            --            --          --        27,606         27,606
                                           -----------   -----------   -----------   ---------   -----------    -----------

Balance, December 31, 2002                   3,629,813   $     3,630   $   834,812   $      --   $(1,612,860)   $  (774,418)
                                           ===========   ===========   ===========   =========   ===========    ===========


                 See accompanying notes for financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 2002           2001
                                                             -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                        $    27,606    $(1,399,533)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Allowance for doubtful debts                              (14,431)        (7,173)
       Allowance for obsolete and slow moving inventory          (70,362)         6,407
       Depreciation and amortization                              30,466         31,616
       Imputed interest expense on note payable                   42,272             --
       Deferred tax asset                                             --          7,888
       Common stock issued for services                               --          3,300
       (Increase) decrease in:
           Accounts receivable                                  (135,477)       310,216
           Inventory                                            (202,845)       127,981
           Prepaids and other current assets                      (2,373)       168,454
           Other assets                                               --         (1,828)
       Increase (decrease) in:
           Accounts payable                                      634,680        657,512
           Accrued expenses                                     (119,207)        61,510
                                                             -----------    -----------
Net cash provided by (used in) operating activities              190,329        (33,650)
                                                             -----------    -----------
Cash flows from investing activities:
    Investment in trademarks                                          --        (25,000)
    Proceeds from certificates of deposit                             --        150,687
    Purchases of property and equipment                               --         (3,524)
                                                             -----------    -----------
Net cash provided by investing activities                             --        122,163
                                                             -----------    -----------
Cash flows from financing activities:
    Repayments on notes payable                                 (237,400)      (115,600)
    Repayments on capital leases                                 (20,083)       (21,533)
    Proceeds from related parties                                     --          4,967
                                                             -----------    -----------
Net cash used in financing activities                           (257,483)      (132,166)
                                                             -----------    -----------
Net decrease in cash                                             (67,154)       (43,653)
Cash, beginning of year                                           81,932        125,585
                                                             -----------    -----------
Cash, end of year                                            $    14,778    $    81,932
                                                             ===========    ===========


                 See accompanying notes for financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

Health & Nutrition Systems International, Inc. ("HNS" or "the Company") markets and distributes weight management, energy and sports nutrition products to numerous national and regional health, food, drug and mass market accounts as well as independent health and pharmacy accounts. The Company was incorporated in Florida on October 25th, 1993. HNS product sales consist of six primary dietary supplements: Acutrim Natural(R), Thin Tab(R), Carb Cutter(TM), Carbolizer(TM), Thin Tab Mahuang Free(TM), and Fat Cutter(R). The current markets are concentrated in North America and Puerto Rico. One manufacturer produces all of the HNS dietary supplements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2002 and 2001.

Use of Estimates
----------------

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined on a standard cost basis, net of allowances for slow-moving or obsolete inventory. Inventory allowances at December 31, 2002 and 2001 was $88,376 and $18,014, respectively. Freight is included in inventory and expensed as a component of cost of sales.

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

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Advertising Costs
-----------------

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising event takes place. Advertising and promotion expenses for the years ending December 31, 2002 and 2001 were $425,349 and $881,541, respectively.

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

New Accounting Pronouncements
-----------------------------

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The provisions of this Statement institute the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. Further, the provisions of the Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company believes that the adoption of SFAS 147 will not have a material impact on its financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During 2002, the Company has successfully controlled costs and has attained profitability, including net income of $27,606 and cashflow from operations of $190,329. However, at December 31, 2002, the Company has a working capital deficit of $702,970 and adverse liquidity ratios.

Management intends to continue to control costs and monitor financing capabilities. Management believes these factors will contribute toward achieving sustained profitability.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - FACTORING ARRANGEMENTS
-------------------------------

In 2002, the Company factored certain of its accounts receivable, without recourse, with a commercial finance company. The factor purchases the receivables for the face amount of certain invoices, less a discount rate fee of 2.125%. The Company maintains a reserve account with the factor of 15%.

On March 15, 2002, the Company terminated their factoring agreement with Alliance Financial Capital, Inc. and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provides that LSQ will purchase certain receivables and advance 85% of the face amount of such receivables. The term of this agreement is one year. The maximum amount of receivables the Company may factor under the agreement is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, the Company granted LSQ a blanket lien on Company assets and the President/Chief Executive Officer was required to deliver a personal guarantee. The LSQ contract expired in March 2003 and the Company did not renew it.

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

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------
                                                         2002            2001
                                                      ---------       ---------

Accounts receivable                                   $ 685,078       $ 352,002
Less:  allowance for doubtful accounts                  (22,778)        (37,210)
Less:  allowance for sales returns                     (317,600)       (120,000)
                                                      ---------       ---------
Accounts receivable, net                              $ 344,700       $ 194,792
                                                      =========       =========

Accounts receivable consisted of the following at December 31, 2002 and 2001:

At December 31, 2002, the Company recorded an allowance for sales returns of $317,600, including $200,000 for returns of products containing ephedra expected in 2003.

At December 31, 2001, the allowance for sales returns of $120,000 results from expected returns of one product with expiration dates in March and May 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

For years ended December 31, 2002 and 2001, a certain related party made aggregate purchases of approximately $2,423 and $63,881, respectively.

In 2001, a former officer of the Company and a member of the Board of Directors guaranteed a short-term loan from a bank. See Note 10.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------
                                                              2002         2001
                                                           ---------     -------

Cash paid for interest                                     $   9,514     $23,347
                                                           =========     =======
Cash paid for income taxes                                 $      --     $    --
                                                           =========     =======
Non-cash investing and financing activities:

     Common stock issued for services                      $      --     $ 3,300
                                                           =========     =======
     Conversion of accounts payable to notes
         payable                                           $ 700,000     $    --
                                                           =========     =======

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivables, loans receivable, accounts payable and other payables approximates fair value because of their short maturities.

NOTE 9 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                       2002              2001
                                                     ---------        ---------

Furniture and equipment                              $  38,713        $  38,713
Office equipment                                        31,536           31,536
Warehouse equipment                                     24,349           24,349
Computer equipment                                      51,815           51,815
Software                                                40,126           40,126
Website development                                      2,155            2,155
Leasehold improvements                                   1,860            1,860
                                                     ---------        ---------
                                                       190,554          190,554
Less: accumulated depreciation                        (151,252)        (123,605)
                                                     ---------        ---------
     Property and equipment, net                     $  39,302        $  66,949
                                                     =========        =========

Depreciation expense for the years ended December 31, 2002 and 2001 was $27,647 and $28,795, respectively.

NOTE 10 - NOTES PAYABLE
-----------------------

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires eight equal quarterly payments, without interest, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority lien on the Company's assets under a Security Agreement, which may only be, foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The GNS debt has been recorded as a note payable with an imputed interest rate of 9% per annum and with the interest calculated over the term on the loan in the amount of $73,747. The cost of sales was reduced in the amount of $73,747, which represents imputed interest on the note. GNS granted the Company a waiver on the first quarterly payment due June 1, 2002 of $87,500. This amount shall be due and payable on March 1, 2004. At December 31, 2002, the balance owed to GSN is $497,000.

Also, on April 11, 2002, the Company entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided a $450,000 line of credit with 60-day terms to the Company. During 2002, GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2002, the balance owed to GSN under this line of credit is $892,878.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE, CONTINUED
----------------------------------

On January 15, 2002, the Company received a short-term loan from a bank in the amount of $23,400. Interest accrues at a rate of 4.75% per annum and is collateralized by a certificate of deposit in the amount of $23,400 owned by a former officer of the Company and member of the Board of Directors. The loan was paid in full on July 15, 2002.

On January 12, 2001, the Company received a short-term loan from a bank in the amount of $100,000. Interest accrued at a rate of 7.73% per annum and was collateralized by a certificate of deposit in the amount of $100,000 owned by a former officer of the Company and member of the Board of Directors. The loan was paid in full on January 12, 2002.

On December 15, 2000, the Company received a short-term loan from a bank in the amount of $150,000. Interest accrued at a rate of 8.1% per annum and the note was collateralized by two certificates of deposits totaling $150,687. This note was paid in full on December 15, 2001.

NOTE 11 - LEASE COMMITMENTS
---------------------------

The Company leases office and warehouse space in Riviera Beach, Florida. Rent expense for the years ended December 31, 2002 and 2001 was $54,044 and $64,664, respectively. The Company also leases various equipment. Lease expense for the years ended December 31, 2002 and 2001 was $34,340 and $29,952, respectively.

In April 2002, the Company began sub-leasing part of its warehouse space for $1,800 per month.

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized. The obligations under capital leases are at fixed rates ranging from 10% to 23% and are collateralized by the corresponding equipment.

Property under capital leases at December 31, 2002 and 2001 consisted of the following:

                                                        2002             2001
                                                      --------         --------

Machinery and equipment                               $ 15,104         $ 59,902
Less: accumulated amortization                         (13,841)         (27,442)
                                                      --------         --------
     Total                                            $  1,263         $ 32,460
                                                      ========         ========

Future minimum rentals for property under operating and capital leases at December 31 are as follows:

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                             Capital   Operating
                Year Ending December 31,                     Leases      Leases
---------------------------------------------------         --------    --------

                    2003                                    $    790    $ 82,704
                    2004                                          --      23,008
                    2005                                          --       6,214
                    2006                                          --          --
                                                            --------    --------
Total minimum lease obligation                                   790     111,926
     Less: interest                                               76          --
                                                            --------    --------
     Present value of total minimum lease payments               714    $111,926
                                                                        ========
     Less: current portion                                       714
                                                            --------
         Non-current portion                                $     --
                                                            ========

NOTE 12 - STOCKHOLDERS EQUITY
-----------------------------

During the year ended December 31, 2002, the Company issued no common stock for cash or in exchange of services.

During the year ended December 31, 2001, the Company issued its common stock for cash and in exchange of services as follows:

The Company issued 20,000 shares of common stock as settlement of a lawsuit, as disclosed in Note 13, valued at $2,000.

The Company issued 5,000 shares of common stock to consultants for professional services rendered, valued at $1,300.

NOTE 13 - LEGAL MATTERS
-----------------------

The Company has been sued by six unaffiliated plaintiffs alleging that the Company's Acutrim(R) products contain PPA and that those products have caused damage to the plaintiffs. The Company's position on these matters is that none of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. To date, twelve out of the twenty of these cases has been dismissed after delivery to plaintiff's counsel of information substantiating the fact that the Company's products do not presently contain, and have not contained, PPA. While, the Company does not believe that it has material liability based upon the substantive allegations set forth in these cases, the legal costs that the Company has incurred, and may incur in the future, in obtaining dismissals from these cases could have a material adverse effect on the Company.

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyber piracy. The former director and KMS Thin-Tab 100, Inc. counterclaimed alleging a breach of distribution agreement with the Company. On September 19, 2002, the Company announced the settlement of all litigation between the Company, the former director and KMS Thin-Tab 100, Inc.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The settlement agreement generally requires the former director and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.cc and Carbcutter.cc to HNS and to take other actions to eliminate confusion over the ownership of the Thin Tab(R) name. Additionally, it provides for each of the adverse parties to generally release the others. As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS has agreed not to sell its products directly to certain KMS customers. The Company recorded a legal settlement expense of $58,836 associated with this settlement.

During the year ended December 31, 2000, the Company filed a Complaint for Declatory Relief in reference to the effectiveness of various Stock Purchase Agreements among shareholders, the cancellation of certain shares and the rightful ownership of these shares. On December 21, 2001, a settlement agreement was reached in which the Company issued 20,000 shares of common stock, valued at $2,000 and a net cash settlement of $18,750. At December 31, 2001, $11,000 of the cash settlement amount had been paid, with the remaining amount included in accounts payable.

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

The Company maintains bank accounts at various financial institutions. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. At December 31, 2002 and 2001, no amounts exceeded the insured limit.

Product Liability
-----------------

The Company is currently insured to the extent of $6 million for product liability claims and uses vendors who are also insured. There is a risk that certain vendors may not have sufficient product liability insurance or may lose their insurance, or the Company may not be able to insure at reasonable cost. In any of these events, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Significant Customers
---------------------

During the year ended December 31, 2002, sales to six customers represented sixty-six percent (66%) of the Company's revenue.

During the year ended December 31, 2001, sales to six customers represented seventy-four percent (74%) of the Company's revenue.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - CONCENTRATIONS, CONTINUED
-----------------------------------

Significant Supplier
--------------------

During the years ended December 31, 2002 and 2001, the Company received 100% of its products from one manufacturer of herbal and dietary supplements, located in Caldwell, New Jersey. The Company is dependent on the ability of its supplier to provide products on a timely basis and on favorable pricing terms. The loss of the supplier or a significant reduction in product availability from the supplier could have a material adverse effect on the Company. The Company believes that its relationship with its supplier is satisfactory.

NOTE 15 - INCOME TAXES
----------------------

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.
                                                          2002           2001
                                                       ---------       ---------

Income tax (benefit) consists of:
     Current                                           $      --       $      --
     Deferred                                                 --              --
                                                       ---------       ---------
Provision (benefit) for income taxes                   $      --       $      --
                                                       =========       =========

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:
                                                          2002          2001
                                                       ---------      ---------

Taxes computed at combined federal and
  state tax rate                                       $   9,386      $(473,159)
Non-deductible expenses                                    2,719          3,835
State income taxes, net of federal income
  tax benefit                                              1,292        (50,107)
Other                                                     28,845        (20,135)
Effect of change in income tax rate                           --          6,953
Increase (decrease) in deferred tax asset
     valuation allowance                                 (42,242)       540,501
                                                       ---------      ---------
     Provision (benefit) for income taxes              $      --      $   7,888
                                                       =========      =========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES, CONTINUED
---------------------------------

The components of the deferred tax asset were as follows at December 31:

                                                          2002           2001
                                                       ---------      ---------
Deferred tax assets:
     Net operating loss carryforward                   $ 336,919      $ 464,427
     Allowance for receivables                           128,084         69,295
     Allowance for inventory                              33,256          6,779
     Litigation costs related to capital                      --             --
                                                       ---------      ---------
Total deferred tax assets                                498,259        540,501
                                                       ---------      ---------
Deferred tax liabilities:
Net deferred tax asset                                   498,259        540,501
                                                       ---------      ---------

Valuation allowance:
     Beginning of year                                  (540,501)            --
     Decrease (increase) during year                      42,242       (540,501)
                                                       ---------      ---------
     Ending balance                                     (498,259)      (540,501)
Net deferred taxes                                     $      --      $      --
                                                       =========      =========

As of December 31, 2002, the Company has an unused net operating loss carryforward of $895,346 available for use on its future corporate income tax returns. This net operating loss carryforward expires in 2022.

NOTE 16 - STOCK OPTIONS
-----------------------

The non-qualified stock option plan adopted by the Company in May 1998 authorized the Company to grant 1,250,000 of its common shares.

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $443 and $847 in compensation expense at December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, 50,000 options were granted to officers, directors and employees of the Company.

During the year ended December 31, 2001, no options were granted to officers, directors and employees of the Company.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - STOCK OPTIONS, CONTINUED
----------------------------------

A summary of options during the years ended December 31, 2002 and 2001 is shown below:

                                           December 31, 2002          December 31, 2001
                                        -----------------------    -----------------------
                                         Number  Weighted-Average   Number   Weighted-Average
                                       of Shares  Exercise Price   of Shares Exercise Price
                                        --------    -----------    --------    -----------
Outstanding at beginning of year         540,500    $      0.14     710,000    $      0.14
Granted                                   50,000             --          --             --
Exercised                                     --             --          --             --
Forfeited                                (84,000)         (0.14)   (169,500)         (0.14)
                                        --------    -----------    --------    -----------
Outstanding at December 31               506,500    $      0.14     540,500    $      0.14
                                        ========    ===========    ========    ===========
Exercisable at December 31               354,500                    252,750
                                        ========                   ========
Available for issuance at December 31    322,000                    372,000
                                        ========                   ========

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at December 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                  2002                2001
                                               ---------          -------------
Net income (loss)
   As reported                                 $  27,606          $  (1,399,533)
                                               =========          =============
   Pro forma                                   $  20,636          $  (1,417,186)
                                               =========          =============
Earnings per share
   As reported                                 $    0.01          $       (0.39)
                                               =========          =============
   Pro forma                                   $    0.01          $       (0.39)
                                               =========          =============


The fair value of each option is estimated on the date of grant using the fair market value option pricing model with the assumptions:

     Risk-free interest rate                            4.5% - 6.5%
     Expected life (years)                                  Various
     Expected volitility                                       1.23
     Expected dividends                                        None

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - RECLASSIFICATIONS
---------------------------

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications have no effect on reported net income. In 2002 and 2001, the Company reclassified $901,599 and $1,524,943, respectively, of promotion and co-operative advertising fees to revenues from the operating expense "Advertising and promotion."

Index to Exhibits
-----------------

Exhibit
Number                                              Description
------                                              -----------
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


       10.21          Amendment No. 1 dated April 29, 2002 to the Employment  Agreement between the Company and Chris
                      Tisi  effective  as of  January  1,  2002  (incorporated  by  reference  to  Exhibit  10.21  of
                      Registrant's Annual Report on Form 10-KSB/A-1,  filed on April 30, 2002; Commission File Number
                      000-29245).
       10.22          Amendment No. 1 dated April 29, 2002 to the Severance  Agreement between the Company and Steven
                      Pomerantz  effective  as of January  1, 2002  (incorporated  by  reference  to Exhibit  10.2 of
                      Registrant's Annual Report on Form 10-KSB/A-1,  filed on April 30, 2002; Commission File Number
                      000-29245).
       10.23          First  Amendment to  Shareholders'  Agreement  among Tony  D'Amato,  Chris Tisi and the Company dated April 24, 2002  (incorporated  by  reference  to Exhibit 4 of  Christopher  Tisi,  Steven
                      Pomerantz and Tony  D'Amato's  Schedule 13D,  filed on April 29, 2002;  Commission  File Number
                      0-29245).
       10.24          Irrevocable  Proxy dated April 24, 2002  (incorporated by reference to Exhibit 5 of Christopher
                      Tisi,  Steven  Pomerantz and Tony D'Amato's  Schedule 13D, filed on April 29, 2002;  Commission
                      File Number 0-29245).
       10.25          Option  Agreement  effective as of February 12, 2002 between the Company and  Christopher  Tisi
                      (incorporated  by reference to Exhibit 10.25 of Registrant's  Annual Report on Form 10-KSB/A-1,
                      filed on April 30, 2002; Commission File Number 000-29245).
       10.26          Indemnification  Agreement  between  Ted  Alflen  and the  Company  dated as of January 1, 2002
                      (incorporated  by reference to Exhibit 10.1 of  Registrant's  Quarterly  Report on Form 10-QSB,
                      filed on November 14, 2002; Commission File Number 000-29245).
       10.27          Indemnification  Agreement  between  Darryl  Green and the Company  dated as of January 1, 2002
                      (incorporated  by reference to Exhibit 10.2 of  Registrant's  Quarterly  Report on Form 10-QSB,
                      filed on November 14, 2002; Commission File Number 000-29245).
        14.1          Code of Ethics
        16.1          Letter from Butner & Kahle,  CPA dated September 6, 2000  (incorporated by reference to Exhibit
                      16.4 of  Registrant's  Current Report on Form 8-K filed on September 7, 2000;  Commission  File
                      Number 000-29245).
        24            Power of attorney (included on signature page)
        99.1          Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 1002.
        99.2          Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 1002.