Form 10KSB/A
period 2002-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2003-04-30
CIK 1009891

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-KSB/A-1



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


                         Commission file number 0-29245

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


          FLORIDA                                               65-0452156
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

   3750 Investment Lane, Suite 5                                  33404
      West Palm Beach, Florida                                  (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (561) 863-8446


                                EXPLANATORY NOTE

         Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, Health & Nutrition Systems International, Inc. hereby files this Amendment No. 1 on Form 10-KSB/A to include in Part III, Items 10 and 12, and to amend Items 9, and 11, of its Annual Report on Form 10-KSB for the year ending December 31, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         As of April 29, 2003, our directors and executive officers are:

Name                       Age          Position/Office
----                       ---          ---------------
Chris Tisi                 33           Interim  Chairman  of the Board,
                                        Chief  Executive  Officer,
                                        President, Secretary
Steven Pomerantz           47           Director
Ted Alflen                 56           Director

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

         Steve Pomerantz has been one of our directors since 1994. He has been the President of TDR Safety Products, a touch free, self-serve car wash, since 2002. From November 2000 to December 2001, Mr. Pomerantz was our Chairman of the Board and Treasurer, and he held the office of Chief Executive Officer from March 1998 until December 2001. He was our President from March 1998 until November 2000. From 1995 to March 1998, Mr. Pomerantz was our Vice President of Finance and Chief Operating Officer.

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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002.

                        AUDIT COMMITTEE FINANCIAL EXPERT

         The board has determined that it does not have an audit committee financial expert serving on its audit committee. We do not have an audit committee financial expert on our audit committee because no individual on our Board possesses all of the attributes of an audit committee financial expert. Currently we have two vacancies on our board and plan to fill at least one of those vacancies with a financial expert.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 2002, 2001 and 2000 received by each of our chief executive officer and our other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year 2002 (each a "Named Officer" and collectively the "Named Officers"). No other executive officers were paid salary and bonus compensation by us which exceeded $100,000 during 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                    ANNUAL COMPENSATION                    AWARDS
                                                   ----------------------              -------------
                                                                                         SECURITIES            ALL OTHER
  NAME AND PRINCIPAL                        SALARY      BONUS       OTHER ANNUAL         UNDERLYING          COMPENSATION
    POSITION                   YEAR         ($)(1))      ($)      COMPENSATION ($)(2)    OPTIONS(#)(3)             ($)
    --------                   ----         -------      ---      -------------------    -------------         ----------
Christopher Tisi               2002          164,983     7,249             -                50,000                  -
President, Chief               2001          100,703     7,524             -                                        -
Executive Officer              2000          118,169    18,169             -               102,000                  -
And Secretary (4)

Steve Pomerantz                2002           62,182                       -                   -                50,000(5)
Director(4)                    2001          114,321     3,762             -                   -                    -
                               2000          100,000    11,642             -                50,000                  -

____________________

(1) Payment of $23,443 of Steve Pomertanz's 2001 salary and $32,578 of Chris Tisi's 2001 salary was deferred in 2001 and was paid during 2002 in twelve equal monthly installments.

(2) The Named Officers did not receive any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Officer.

(3) In 2000, Mr. Pomerantz was granted options under our 1998 Stock Option Plan for the purchase of 50,000 shares of common stock. Such options were granted at the then current market value of the shares. The options granted vested immediately on the date of grant. Also in 2000, Mr. Tisi was granted options under our 1998 Stock Option Plan for the purchase of 102,000 shares of common stock. In 2002, Mr. Tisi was granted options under our 1998 Stock Option Plan for the purchase of 50,000 shares of common stock. Such options were granted at the then current market value of the shares. The options granted vested immediately on the date of grant.

(4) Mr. Pomerantz resigned as Chief Executive Officer, Treasurer and Chairman of the Board on December 14, 2001, and Mr. Tisi assumed the position of Chief Executive Officer, Secretary and Interim Chairman of the Board on December 14, 2001. Mr. Tisi has served as President since October 1, 2000.

(5) Paid to Mr. Pomertanz as severance pursuant to the terms of his Severance Agreement effective as of January 1, 2002.

STOCK OPTION GRANTS

         The following table contains information concerning the grant of stock options under our 1998 Stock Option Plan to the Named Officers during 2002.

                              OPTION GRANTS IN 2002
                                Individual Grants

                                 Number of
                                 Securities            % of Total         Exercise
                              Underlying Options     Options Granted      or Base
                                  Granted            to Employees in      Price       Expiration
    Name                          (#) (1)                 2002            ($/Sh)        Date (2)
    ----                          -------                 ----            ------        --------
Christopher Tisi(3)                50,000                 100%             $.12         02/11/06
President, Chief
Executive Officer,
Secretary and Interim
Chairman of the Board

___________________
(1) All options granted in 2002 are non-qualified stock options and are not intended to qualify as an incentive stock option ("ISOs") under ss.422 of the Internal Revenue Code of 1986, as amended. The options are exercisable as of the date of grant. The options were granted at fair market value on the date of the grant.

(2) The term of the option is four (4) years from the date of grant unless terminated earlier due to termination of employment, disability or death.

(3)  Mr. Tisi became President on October 1, 2000.

     We do not currently have (and have not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table sets forth information relating to options exercised during 2002 by each of the Named Officers and the number and value of options held on December 31, 2002 by each of them.

        AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2002
                        AND FISCAL YEAR-END OPTION VALUES


                               Shares         Value      Number of Securities Underlying          Value of Unexercised
    Name                    Acquired on     Realized               Unexercised                  In-the-Money Options at
    -----                   Exercise (#)       ($)         Options at Dec. 31, 2002 (#)           Dec. 31, 2002 ($)(1)
                            ------------       ---         ----------------------------           --------------------
                                                          Exercisable      Unexercisable     Exercisable      Unexercisable
                                                          -----------      -------------     -----------      -------------
Christopher Tisi(2)              -              -           152,000             -                 -                 -
Secretary and
President

__________________

(1) Total value of unexercised options is based upon the difference between the last sales price of our common stock on the Nasdaq National Market System on December 31, 2002, which was $.04 per share, and the exercise price of the options, multiplied by the number of option shares.

(2)  Options granted under our 1998 Stock Option Plan.

         No options to purchase common stock were exercised by our executive officer during the year ended December 31, 2002.

DIRECTOR AND OFFICER COMPENSATION

         During 2002, we paid to each of our non-employee directors meeting fees of $500 for attendance at each board meeting. Pursuant to the terms of the Stock Option Plan, a grant of a stock option for the purchase of common shares may be made to each non-employee director. Those options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and become 25% vested on each anniversary date of grant or, if earlier, upon a change of control as defined in the plan and expire ten years from the date of grant or earlier in the event service as a director ceases. We did not grant stock options to our non-employee directors in the last fiscal year.

         EMPLOYMENT AGREEMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective January 1, 2002, we entered into a new employment agreement with Chris Tisi, our Chief Executive Officer, President, Secretary and Interim Chairman of the Board. The agreement provides for a base salary of $140,000 ($18,750 of which will be used to pay certain amounts owing to third parties in connection with the settlement of litigation) as well as bonuses which are contingent upon increases in revenue over prior periods and net income results. The agreement provides that bonuses will be determined quarterly with 33% of such bonuses to be paid quarterly and the balance to be paid at year-end depending on the maintenance of previously achieved performance levels. The agreement also provides for an annual grant of 50,000 stock options under our 1998 Stock Option Plan. The options will have a four-year term and will be vested 100% on the date of grant. The agreement also provides for the payment of an amount equal to the lesser of (i) $275,000 or (ii) the maximum "golden parachute" payment permitted to be deducted by us under the federal tax law in the event Mr. Tisi is terminated after a change of control. An amendment to the agreement provided that $32,578 of Mr. Tisi's salary for 2001 which was not paid to him during 2001 would be paid in 2002 in twelve equal monthly installments.

         Effective January 1, 2002, we entered into a severance agreement with Steve Pomerantz, our former Chairman of the Board, Chief Executive Officer, and Treasurer. The agreement provided for a severance payment of $50,000 to be paid over the following year ($18,750 of which was used to pay certain amounts owing to third parties in connection with the settlement of litigation). An amendment to the agreement provided that $23,443 of Mr. Pomerantz's salary for 2001 which was not paid to him during 2001 would be paid in 2002 in twelve equal monthly installments.

         In light of the fact that Mr. Pomerantz has in the past personally guaranteed certain obligations of the Company to third parties (the "Guaranteed Obligations"), the severance agreement provided that on the earlier to occur of
(i) a Change in Control, or (ii) December 31, 2002, we would provide substitute collateral for the Guaranteed Obligations in exchange for a release from Mr. Pomerantz from any and all personal liability on the Guaranteed Obligations. The guarantee obligations were all satisfied prior to December 31, 2002.









                           [INTENTIONALLY LEFT BLANK]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The table below shows, as of April 29, 2003, the number of shares of common stock beneficially owned by:

o each person whom we know beneficially owns more than 5% of the common stock, o each director and nominee for director, o each executive officer included in the Summary Compensation Table, and o all executive officers and directors as a group.

                                                                       SHARES OF COMMON STOCK
                                                                         BENEFICIALLY OWNED
                                                                         ------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)         NUMBER OF SHARES AND NATURE OF           PERCENT OF CLASS (3)
----------------------------------------         ------------------------------           --------------------
                                                  SHARES BENEFICIALLY OWNED (2)
                                                  -----------------------------
Christopher Tisi                                          869,088(4)(5)                          22.8%

Steven Pomerantz                                          401,829(4)(5)                          10.9%

Ted Alflen                                                  5,500(5)                               *

Tony D'Amato                                              255,000                                 7.0%
1526 Michigan Avenue, #1
Miami Beach, FL
All  executive  officers  and  directors  as a          1,276,417(3)(4)(6)                       32.8%
group (3 persons)

_____________________________
     Less than 1%

(1) The address of each executive officer and director is c/o the Company, 3750 Investment Lane, #5, West Palm Beach, FL 33404.

(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

(3) Based upon 3,629,813 outstanding shares as of April 29, 2003, and, with respect to each holder of options exercisable, or notes convertible, within 60 days of March 30, 2003, the shares issuable under such instruments.

(4) In 2000, Tony D'Amato ("D'Amato") executed and delivered to Chris Tisi ("Tisi") and the Company a Shareholders' Agreement pursuant to which D'Amato granted to Tisi an irrevocable proxy (the "Irrevocable Proxy") authorizing Tisi to vote shares of the Company beneficially owned by D'Amato as of that date and any shares of the Company acquired by D'Amato thereafter. The Irrevocable Proxy had a two-year term. On January 31, 2001, Tisi relinquished his right to vote pursuant to the Irrevocable Proxy with respect to 125,000 shares beneficially owned by D'Amato as of that date. As disclosed in the 13D dated April 24, 2002 filed by Steve Pomerantz ("Pomerantz"), Tisi and D'Amato, on April 29, 2002, D'Amato executed and delivered to Tisi a First Amendment to the Shareholders' Agreement (the "First Amendment") pursuant to which D'Amato extended the term of the Shareholders' Agreement and the Irrevocable Proxy for an additional two-year period. In addition, Tisi and Pomerantz have entered into an oral understanding that each will vote the shares of common stock beneficially owned by him (or, in the case of Tisi, as to which he has voting power) together as a group, but only for the following purposes: (i) in favor of the same person or persons to be nominated and elected to serve on the board of directors to fill any vacancies on the board, if and as such vacancies may arise from time to time (whether such vacancy occurs by removal, resignation or an increase in the size of the board of directors) at any time prior to our 2003 annual meeting of stockholders, or any adjournment thereof, and (ii) in favor of the same person or persons to be nominated and elected as the slate of nominees, and elected, to the board of directors to be voted upon by the shareholders at our 2003 annual meeting of shareholders, or any adjournment thereof. Accordingly, Tisi has sole voting power of 819,088 shares and sole dispositive power of 416,788 shares, and D'Amato has sole voting power of 125,000 shares and sole dispositive power of 308,502 shares.

(5) Share ownership of the following persons includes shares subject to immediately exercisable options or options exercisable within 60 days of April 29, 2003, as follows: for Mr. Pomerantz - 50,000 shares, for Mr. Alflen - 2,500 shares, and for Mr. Tisi - 202,000 shares.

(6) Includes an aggregate of 254,500 shares subject to immediately exercisable options or options exercisable within 60 days of April 29, 2003 held by executive officers and directors as a group.

EQUITY COMPENSATION PLAN INFORMATION

  --------------------------- ----------------------------- ---------------------------- ----------------------------
  PLAN CATEGORY               NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                              ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                              OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                              WARRANTS AND RIGHTS (A)       RIGHTS                       EQUITY COMPENSATION PLANS
                                                                                         (EXCLUDING SECURITIES
                                                                                         REFLECTED IN COLUMN (A))
  --------------------------- ----------------------------- ---------------------------- ----------------------------
  Equity compensation plans
  approved by security                  506,500                        $.14                        322,000
  holders
  --------------------------- ----------------------------- ---------------------------- ----------------------------
  Equity compensation plans
  not approved by security
  holders (1)
  --------------------------- ----------------------------- ---------------------------- ----------------------------
           TOTAL                        506,500                        $.14                        322,000
  --------------------------- ----------------------------- ---------------------------- ----------------------------

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

         On March 15, 2002, the Company terminated their factoring agreement with Alliance Financial Capital, Inc. and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provided that LSQ would purchase certain receivables and advance 85% of the face amount of such receivables. The term of this agreement was for one year. The maximum amount of receivables the Company could factor under the agreement was $750,000. In connection with the factoring agreement, the Company granted LSQ a blanket lien on Company assets and the President/Chief Executive Officer was required to deliver a personal guarantee. The LSQ contract expired in March 2003 and the Company did not renew it.

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

Date: April 29, 2003              Health & Nutrition Systems International, Inc.
                                              (Registrant)


                                  By:  /s/ Christopher Tisi
                                       -----------------------------------------
                                       Christopher Tisi
                                       Interim Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)

                                 CERTIFICATIONS

         I, Christopher Tisi, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A-1 of Health & Nutrition Systems International, Inc.;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date     April 29, 2003

                                       /s/ Christopher Tisi
                                       -----------------------------------------
                                       Christopher Tisi, Chief Executive Officer

                                 CERTIFICATIONS

         I, Al Dugan, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A-1 of Health & Nutrition Systems International, Inc.;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date April 29, 2003


                               /s/ Al Dugan
                               -------------------------------------------------
                               Al Dugan, Controller and Chief Accounting Officer

Index to Exhibits


Exhibit Number                   Description of Exhibits
--------------                   -----------------------


   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002