Form 10QSB
period 2003-03-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2003-05-15
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                  ---------------------------------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of Common Stock as of May 14, 2003.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                                                        Page
                                                                                   ---------------

Facing Sheet.....................................................................    Cover Page

Index............................................................................       ii

Part I - Financial Information                                                           1

      Item 1. Condensed Financial Statements                                             1

         Condensed Balance Sheet
              as of March  31, 2003 .............................................        1

         Condensed Statements of Operations
              for the three months ended March  31, 2003 and 2002 (Unaudited)....        2

         Condensed Statements of Cash Flows
              for the three months ended March 31, 2003 and  2002 (Unaudited)....        3

         Notes to Condensed Financial Statements.................................      4 - 5

      Item 2. Management's  Discussion and Analysis or Plan
                  of Operations..................................................      6 - 10

      Item 3. Controls and Procedures............................................        10

Part II - Other Information                                                              11

      Item 1. Legal Proceedings..................................................        11

      Item 2. Changes in Securities..............................................        11

      Item 3. Defaults Upon Senior Securities....................................        11

      Item 4. Submission of Matters to a Vote of Security Holders................        11

      Item 5. Other Information..................................................        11

      Item 6. Exhibits and Reports on Form 8-K...................................        12

Signature........................................................................        13

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     ASSETS
                                     ------

Current assets:
    Cash                                                            $   101,670
    Accounts receivable, net                                            219,348
    Inventory                                                           206,447
                                                                    -----------
           Total current assets                                         527,465
                                                                    -----------

Property and equipment, net                                              32,564
                                                                    -----------

Other assets, net                                                        29,811
                                                                    -----------

           Total assets                                             $   589,840
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
    Accounts payable                                                $   833,997
    Accrued expenses                                                     60,485
    Notes payable, current protion                                      326,948
                                                                    -----------
           Total current liabilities                                  1,221,430
                                                                    -----------

Notes payable, less current portion                                      50,575
                                                                    -----------

           Total liabilities                                          1,272,005
                                                                    -----------
Stockholders' deficit:
    Common stock, $ 0.001 par value, authorized 30,000,000
      shares; 3,632,813 shares issued and outstanding                     3,630
    Additional paid-in capital                                          834,812
    Accumulated deficit                                              (1,520,607)
                                                                    -----------
           Total stockholders' deficit                                 (682,165)
                                                                    -----------

           Total liabilities and stockholders' deficit              $   589,840
                                                                    ===========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        2003           2002
                                                    -----------     -----------

Revenue                                             $ 1,065,548     $   839,095

Cost of sales                                           451,418         312,390
                                                    -----------     -----------

Gross profit                                            614,130         526,705
                                                    -----------     -----------
Operating expense:
    General and administrative expense                  341,194         335,235
    Advertising and promotion                           162,411         141,803
    Depreciation and amortization                         7,443           7,616
                                                    -----------     -----------
           Total operating expense                      511,048         484,654
                                                    -----------     -----------

Income from operations                                  103,082          42,051
                                                    -----------     -----------
Other income (expense):
    Interest expense                                    (10,829)         (1,604)
                                                    -----------     -----------

Income before income taxes                               92,253          40,447
                                                    -----------     -----------

Benefit (provision) for income taxes                         --              --
                                                    -----------     -----------

Net income                                          $    92,253     $    40,447
                                                    ===========     ===========

Net income per share - basic                        $      0.03     $      0.01
                                                    ===========     ===========
Net income per share - diluted                      $      0.03     $      0.01
                                                    ===========     ===========
Weighted average number of shares - basic             3,629,813       3,629,813
                                                    ===========     ===========
Weighted average number of shares - diluted           3,629,813       3,629,813
                                                    ===========     ===========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
--------------------------------------------------------------------------------

                                                           2003          2002
                                                        ---------     ---------

Net cash provided by operating activities               $ 189,106     $   3,595
                                                        ---------     ---------

Cash flows from financing activities:
    Repayments on notes payable                          (101,500)      (19,333)
    Repayments on capital leases                             (714)       (6,870)
                                                        ---------     ---------
Net cash used in financing activities                    (102,214)      (26,203)
                                                        ---------     ---------
Net increase (decrease) in cash                            86,892       (22,608)

Cash, beginning of period                                  14,778        81,932
                                                        ---------     ---------

Cash, end of period                                     $ 101,670     $  59,324
                                                        =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Conversion of accounts payable to notes payable         $      --     $ 700,000
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2002, found in the Company's Form 10-KSB.

NOTE 2 - LEGAL MATTERS
----------------------

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position of results of operations.

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the three months ended March 31, 2003, the Company has successfully controlled costs and attained profitability, including net income of $92,253 and cash flow from operations of $189,106. However, at March 31, 2003, the Company has a working capital deficit of $693,966 and adverse liquidity ratios.

Management intends to continue controlling costs and monitoring financial capabilities. Management believes these factors will contribute toward achieving sustained profitability.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - STOCK OPTIONS

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

During the three months ended March 31, 2003, no new options were granted to officers, directors and employees of the Company.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at March 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                        March 31, 2003
                                                        --------------

              Net income
                As reported                               $  92,253
                                                          =========
                Pro forma                                 $  90,968
                                                          =========
              Earnings per share
                As reported                               $    0.03
                                                          =========
                Proforma                                  $    0.03
                                                          =========
The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

                  Risk-free interest rate            4.5% - 6.5%
                  Expected life (years)              Various
                  Expected volatility                1.23
                  Expected dividends                 None

NOTE 5 - RECLASSIFICATION AND CORRECTION OF AN ERROR
----------------------------------------------------

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications have the effect of reducing revenue and reducing expense. Slotting fees expense and new store discounts, charged back by customers were previously recorded as marketing expense. In order to correct the accounting principle, the Company has reclassified these costs as a reduction of gross sales. These reclassifications have no effect on reported net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB contains forward-looking statements. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors contained in our Form 10-KSB filed with the Securities and Exchange Commission. We do not undertake any obligation to update any such factors or to publicly announce the result of any revision to any of the forward looking statements contained herein to reflect future events or developments.

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

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three months ended March 31, 2003 and 2002 are presented net of returns and allowances, sales discounts, new store opening discounts and coop advertising and promotions in the amounts of $551,237 and $381,448 respectively, an increase of $169,789. The increase for the three months ended March 31, 2003 was primarily due to advertising, promotions, and marketing efforts by the Company. Freight expenses are included in cost of sales.

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

NET SALES

Gross revenues for the three months ended March 31, 2003 were $1,616,785 an increase of $396,241 or a 32%, as compared to gross revenue for the three months ended March 31, 2002 of $1,220,544. Net revenues for the three months ended March 31, 2003 were $1,065,548, an increase of $226,453 or 27%, as compared to net sales of $839,095 for the three months ended March 31, 2002. The increase was primarily due to the increased sales of Carb Cutter, Eat Less and Phase2 in the amount of $766,222. For the three months ended March 31, 2003, the revenues with respect to our largest customers were as follows: (i) Wal-Mart accounted for $428,706 or 27% of sales: (ii) GNC accounted for $255,814 or 16% of sales;
(iii) Walgreens accounted for $194,184 or 12% of sales; and (iv) CVS accounted for $212,425 or 13% of sales. No other account represented more than 5% of sales during the quarter.

COST OF SALES

Cost of sales for the three months ended March 31, 2003 was $451,418 or 42% of net sales as compared to $312,390 or 37% of net sales for the three months ended March 31, 2002. The cost of sales as a percentage of gross revenues were 28% and 26% respectively. The dollar amount is higher due to the increased sales and the percentage increase is due to the new products having a higher cost of goods and the higher amount of reductions to gross revenues, namely co-operative advertising costs and slotting fees paid.

GROSS PROFIT

Gross profit for the three months ended March 31, 2003 was $614,130 an increase of $87,425 or 17% compared to gross profit of $526,705 for the three months ended March 31, 2002. As a percent of net sales, gross profit was 58% for the three months ended March 31, 2003, compared to 63% for the three months ended March 31, 2002. The increase in gross profit was primarily due to the sales increases in the Carb Cutter, Eat Less and Phase2 in the aggregate amount of $766,222. The decrease in percentage is due to the higher cost of sales percentage and the higher amount of reductions to gross revenue.

OPERATING EXPENSES

Operating expenses were $511,048 for the three months ended March 31, 2003, representing an increase of $26,394, compared to $484,654 for the three months ended March 31, 2002. As a percent of net sales, operating expenses were 48% for the three months ended March 31, 2003, compared to 58% for the three months ended March 31, 2002. Advertising and promotion expenses for the three months ended March 31, 2003, were $162,411 representing an increase of $20,608, compared to $141,803 for the three months ended March 31, 2002. The general and administrative expenses were $341,194 for the three months ended March 31, 2003 compared to $335,235 for the three months ended March 31, 2002 or an increase of $5,959, this amount was made up of various expense items. The Company is successfully controlling costs in order to attain profitability.

NET PROFIT FROM OPERATIONS

Net profit from operations was $103,082 for the three months ended March 31, 2003, compared to a net profit from operations of $42,051 for the three months ended March 31, 2002. Net profit was $92,253 or $0.03 per share for the three months ended March 31, 2002, as compared to a net profit of $40,447 or $0.01 per share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital deficit of $693,965 compared to a $504,245 working capital deficit at March 31, 2002.

Net cash provided by operating activities for the three months ended March 31, 2003 was $189,106 compared to $3,595 provide by operating activities for the three months ended March 31, 2002. The resulting increase in cash is primarily due to a net profit realized from the increase in sales during the three months ended March 31, 2003, due to higher sales and lower general and administrative costs.

Cash used in investing activities was $ 0 for the three months ended March 31, 2003 compared to $ 0 used in investing activities for the three months ending March 31, 2002.

Net cash used in financing activities for the three months ended March 31, 2003 was $102,214 compared to net cash used by financing activities of $26,203 for the three months ended March 31, 2002, as sufficient cash flow is being provided by operations.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority lien on the Company's assets under a Security Agreement, which may only be, foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events shall constitute a default under this promissory note: (i) the failure of Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law") and (iii) Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days)

Also, on April 11, 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit, on current invoices, with 60-day terms. GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At March 31, 2003 the balance owed to GSN under this line of credit is $746,130.

COMMITMENTS AND CONTINGENCIES

Regulatory Matters - Our discontinued products Fat Cutter Plus(TM), ThinTab(R) and our formally owned Carbolizer(TM) product, contain ephedra, also known as "Ma Huang," an herb that contains naturally occurring ephedrine. These products represented approximately 19% of our gross revenue for the twelve months ended December 31, 2002. Ephedra containing products have been the subjects of adverse publicity in the United States and other countries relating to alleged harmful effects. The company has discontinued all sales of products containing ephedra.

PRODUCT LIABILITY

The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company maintains product liability insurance coverage of $6,000,000. It may become increasingly difficult to obtain and maintain product liability insurance coverage for products containing ephedra at premiums that the Company can afford.

Although no material product liability claims have been asserted against us, if they are in the future, our product liability insurance coverage could prove to be inadequate and these claims could result in material losses.

MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the three months ended March 31, 2003, the Company has successfully controlled costs and attained profitability, including net income of $92,253 and cash flow from operations of $189,106. However, at March 31, 2003, the Company has a working capital deficit of $693,966 and adverse liquidity ratios.

Management intends to continue controlling costs and monitoring financial capabilities. Management believes these factors will contribute toward achieving sustained profitability.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

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

Change in internal controls
---------------------------

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

As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also has agreed not to sell its products directly to certain KMS customers. HNS book a legal settlement expense of $58,836 associated with this settlement.

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


(b)      Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2003          Health & Nutrition Systems International, Inc.
                             (The "Registrant")

                             By: /s/ Christopher Tisi
                                 ------------------------------------------
                                 Chris Tisi
                                 Interim Chairman of the Board,
                                 Chief Executive Officer and President
                                 (Principal executive officer)

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

May 15, 2003                                  /s/ Christopher Tisi
                                              --------------------------------
                                              Chris Tisi
                                              Interim Chairman of the Board and
                                              Chief Executive Officer

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

May 15, 2003                         /s/ Al Dugan
                                     ----------------------------------------
                                     Al Dugan
                                     Controller (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



Exhibit
Number                          Description
------                          -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.