Form 10QSB
period 2003-06-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2003-08-14
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                     FLORIDA
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0452156
                                   ----------
                     (I.R.S. Employer Identification Number)

          3750 INVESTMENT LANE, SUITE 5, WEST PALM BEACH, FLORIDA 33407
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 863-8446
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of Common Stock as of August 10, 2003.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                                                         Page
                                                                                      ----------

Facing Sheet......................................................................    Cover Page
Index.............................................................................        i
Part I - Financial Information
      Item 1.  Financial Statements                                                       1
         Condensed Balance Sheet as of June 30, 2003 (Unaudited)..................        1
         Condensed Statements of Operations for the three and
         six months ended June 30, 2003 and 2002 (Unaudited)......................        2
         Condensed  Statements  of Cash  Flows for the six  months  ended June 30,
         2003 and 2002 (Unaudited)................................................        3
         Notes to Condensed Financial Statements..................................       4-6
      Item 2.  Management's  Discussion  and Analysis of Financial  Conditions and
                  Results of Operations...........................................       7-12
      Item 3   Controls and Procedures............................................        12
Part II - Other Information
      Item 1.  Legal Proceedings..................................................       12
      Item 2.  Changes in Securities..............................................       13
      Item 3.  Defaults Upon Senior Securities....................................       13
      Item 4.  Submission of Matters to a Vote of Security Holders................       13
      Item 5.  Other Information..................................................       13
      Item 6.  Exhibits and Reports on Form 8-K...................................       13
Signature.........................................................................       14

Part I - Financial Information

Item 1.  Financial Statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2003
(UNAUDITED)
================================================================================

                                     ASSETS
                                     ------

  Current assets:
    Cash                                                            $    11,383
    Accounts receivable, net                                            361,184
    Inventory                                                           581,778
                                                                    -----------
            Total current assets                                        954,345
                                                                    -----------
  Property and equipment, net                                            29,197
                                                                    -----------

  Other assets, net                                                      29,106
  Prepaids                                                               12,633
                                                                    -----------
            Total assets                                            $ 1,025,281
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

  Current liabilities:
    Accounts payable                                                $ 1,220,626
    Accrued expenses                                                    134,780
    Notes payable, current portion                                      283,649
                                                                    -----------
            Total current liabilities                                 1,639,055
                                                                    -----------

  Notes payable, less current portion                                        --
                                                                    -----------
            Total liabilities                                         1,639,055
                                                                    -----------
  Commitments and contingencies                                              --

  Stockholders' deficit:
    Common stock, $ 0.001 par value, authorized 30,000,000
      shares; 3,632,813 shares issued and outstanding                     3,630
    Additional paid-in capital                                          834,812
    Accumulated deficit                                              (1,452,216)
                                                                    -----------
            Total stockholders' deficit                                (613,774)
                                                                    -----------
            Total liabilities and stockholders' deficit             $ 1,025,281
                                                                    ===========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

======================================================================================================

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                  2003          2002            2003          2002
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,436,549    $ 1,027,386    $ 2,502,096    $ 1,867,480

Cost of sales                                     553,284        326,683      1,004,702        639,074
                                              -----------    -----------    -----------    -----------

Gross profit                                      883,265        700,703      1,497,394      1,228,406
                                              -----------    -----------    -----------    -----------
Operating expense:
    General and administrative expense            467,351        434,274        808,544        769,508
    Advertising and promotion                     333,901        108,251        496,312        251,053
    Depreciation and amortization                   4,883          7,617         12,326         15,233
                                              -----------    -----------    -----------    -----------
           Total operating expense                806,135        550,142      1,317,182      1,035,794
                                              -----------    -----------    -----------    -----------

Income from operations                             77,130        150,561        180,212        192,612
                                              -----------    -----------    -----------    -----------
Other income (expense):
    Interest expense                               (8,740)       (11,775)       (19,568)       (13,379)
                                              -----------    -----------    -----------    -----------

Income before income taxes                         68,390        138,786        160,644        179,233
                                              -----------    -----------    -----------    -----------

Benefit (provision) for income taxes                   --             --             --             --
                                              -----------    -----------    -----------    -----------

Net income                                    $    68,390    $   138,786    $   160,644    $   179,233
                                              ===========    ===========    ===========    ===========

Net income per share - basic                  $      0.02    $      0.04    $      0.04    $      0.05
                                              ===========    ===========    ===========    ===========
Net income per share - diluted                $      0.02    $      0.04    $      0.04    $      0.05
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - basic       3,632,813      3,632,813      3,632,813      3,632,813
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - diluted     3,632,813      3,632,813      3,632,813      3,632,813
                                              ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
================================================================================
                                                           2003         2002
                                                        ---------     ---------

Net cash provided by operating activities               $ 194,319     $  11,905
                                                        ---------     ---------

Cash flows from financing activities:
    Repayments on notes payable                          (197,000)      (68,834)
    Repayments on capital leases                             (714)      (14,480)
                                                        ---------     ---------
Net cash used in financing activities                    (197,714)      (83,314)
                                                        ---------     ---------
Net decrease in cash                                       (3,395)      (71,409)

Cash, beginning of period                                  14,778        81,932
                                                        ---------     ---------
Cash, end of period                                     $  11,383     $  10,523
                                                        =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Conversion of accounts payable to notes payable         $      --     $ 700,000
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2002, found in the Company's Form 10-KSB.

NOTE 2 - LEGAL MATTERS
----------------------

The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended June 30, 2003, the Company has successfully controlled costs and attained profitability, including net income of $160,644 and cash flow from operations of $194,319. However, at June 30, 2003, the Company has a working capital deficit of $684,710 and adverse liquidity ratios.

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

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)
================================================================================

NOTE 4 - STOCK OPTIONS
----------------------

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

During the six months ended June 30, 2003, no new options were granted to officers, directors and employees of the Company.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at June 30, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                     June 30, 2003
                                                     -------------
           Net income
                As reported                           $ 160,644
                                                      =========
                Pro forma                             $ 158,075
                                                      =========
           Earnings per share
                As reported                                0.04
                                                      =========
                Pro forma                                  0.04
                                                      =========

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

                    Risk-free interest rate            4.5% - 6.5%
                    Expected life (years)              Various
                    Expected volatility                1.23
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

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)
================================================================================

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

In July 2003, the Company amended its manufacturing agreement with Garden State Nutritionals to provide for a line of credit of $450,000 on both finished goods and work in process. The terms of the amended agreement expire July 17, 2005.

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals in the principal amount of $1,300,000. The note provides for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise. Included in the net sales in the accompanying financial statements for the six months and the three months ended June 31, 2003 and 2002 are returns and allowances, sales discounts, new store opening discounts and coop advertising and promotions in the amounts of $984,983 and $666,347 and $433,744 and $285,897 respectively. The increase in year 2003 was primarily due to the sales returns and allowances associated with the return of discontinued ephedra products. Freight expenses are included in cost of sales.

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

CUSTOMER LIABILITY ESTIMATES

The company estimates and accrues expenses and liabilities for co-op advertising and promotions and expenses for discontinued products as a reduction of sales. The liability is maintained until the customer takes the deduction. This liability is netted against the accounts receivable account on the balance sheet. The amount at June 30, 2003 was $1,000,529 and June 20, 2002 was $481,131.

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

NET SALES

Gross revenues (sales before co-op advertising and slotting fees) for the six months ended June 30, 2003 and three months ended June 30, 2003 were $3,487,079 an increase of $953,252 or a 38% and $1,870,294 and increase of $557,011 or 42% respectively, as compared to gross revenue for the six months ended June 30, 2002 of $2,533,827 and for the three months ended June 30, 2002 of $1,313,283.

Net sales for the three months ended June 30, 2003 were $1,436,549, an increase of $409,163 or 40%, as compared to net sales of $1,027,386 for the three months ended June 30, 2002. The increase was primarily due to an increase in sales to several of our customers. For the three months ended June 30, 2003, the revenues with respect to our largest customers were as follows: (i) Eckerd accounted for $129,150 or 9% of sales: (ii) GNC accounted for $466,976 or 33% of sales; (iii) Rite Aid accounted for $118,881 or 9% of sales; (iv) Walgreen accounted for $42,768 or 3% of sales; (v) CVS accounted for $152,280 or 11% of sales; (vi) Albertsons accounted for $106,375 or 7% of sales and Wal-Mart accounted for $535,296 or 37% of sales. No other account represented more than 5% of sales during the quarter.

Net sales for the six months ended June 30, 2003 were $2,502,096, an increase of $634,616 or 34%, as compared to net sales of $1,867,480 for the six months ended June 30, 2002. The increase was primarily due to the increase in advertising expenditures during the first six months ended June 30, 2003. For the six months ended June 30, 2003, the revenues with respect to our largest customers were as follows: (i) Eckerd accounted for $133,745 or 5% of sales: (ii) GNC accounted for $722,790 or 29% of sales; (iii) Rite Aid accounted for $182,536 or 7% of sales; (iv) Walgreen accounted for $236,952 or 9% of sales; (v) CVS accounted for $364,705 or 15% of sales and Wal-Mart accounted for $964,002 or 39% of sales. No other account represented more than 5% of sales during the six months.

COST OF SALES

Cost of sales for the three months ended June 30, 2003 was $553,284 or 39% of net sales as compared to $326,683 or 32% of net sales for the three months ended June 30, 2002. Cost of sales for the six months ended June 30, 2003 was $1,004,702 or 40% of net sales as compared to $639,074 or 34% of net sales for the three months ended June 30, 2002. The cost of sales as a percentage of gross revenues was 29% and 25% for the three months ended June 30, 2003 and six months ended June 30, 2003, respectively. The dollar amount is higher due to the increased sales and the percentage increase is due to the new products having a higher cost of goods.

GROSS PROFIT

Gross profit for the three months ended June 30, 2003 was $883,264 an increase of $182,561 or 26% compared to gross profit of $700,703 for the three months ended June 30, 2002. As a percent of net sales, gross profit was 61% for the three months ended June 30, 2003, compared to 68% for the three months ended June 30, 2002. The increase in gross profit was primarily due to the sales increases in the Carb Cutter, Eat Less and Phase2 in the aggregate amount of $1,012,420. Gross profit for the six months ended June 30, 2003 was $1,497,394 an increase of $268,988 or 22% compared to gross profit of $1,228,406 for the six months ended June 30, 2002. As a percent of net sales, gross profit was 60% for the six months ended June 30, 2003, compared to 66% for the six months ended June 30, 2002. The increase in gross profit was primarily due to the sales increases in the Carb Cutter, Eat Less and Phase2 in the aggregate amount of $1,778,644.

OPERATING EXPENSES

Operating expenses were $806,135 for the three months ended June 30, 2003, representing an increase of $255,993, compared to $550,142 for the three months ended June 30, 2002. As a percent of net sales, operating expenses were 56% for the three months ended June 30, 2003, compared to 54% for the three months ended June 30, 2002. Advertising and promotion expenses for the three months ended June 30, 2003, were $333,901 representing an increase of $225,650, compared to $108,251 for the three months ended June 30, 2002. The general and administrative expenses were $467,351 for the three months ended June 30, 2003 compared to $434,274 for the three months ended June 30, 2002 or an increase of $33,077. Operating expenses were $1,317,182 for the six months ended June 30, 2003, representing an increase of $281,388, compared to $1,035,794 for the six months ended June 30, 2002. As a percent of net sales, operating expenses were 53% for the six months ended June 30, 2003, compared to 55% for the six months ended June 30, 2002. Advertising and promotion expenses for the six months ended June 30, 2003, were $496,312 representing an increase of $245,259, compared to $251,053 for the six months ended June 30, 2002. The general and administrative expenses were $808,544 for the six months ended June 30, 2003 compared to $769,508 for the six months ended June 30, 2002 or an increase of $39,036.

INCOME FROM OPERATIONS

Income from operations was $77,130 for the three months ended June 30, 2003, compared to an income from operations of $150,561 for the three months ended June 30, 2002. Net profit from operations was $180,212 for the six months ended June 30, 2003, compared to a income from operations of $192,613 for the six months ended June 30, 2003. Income was $68,390 or $0.02 per share for the three months ended June 30, 2003, as compared to a net income of $138,786 or $0.04 per share for the three months ended June 30, 2002. Income was $160,644 or $0.04 per share for the six months ended June 30, 2003, as compared to a net income of $179,233 or $0.05 per share for the six months ended June 30, 2002.

LIQUIDITY & CAPITAL RESOURCES

At June 30, 2003, the Company had a working capital deficit of $684,710 compared to a $376,678 working capital deficit at June 30, 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 was $194,319 compared to $11,905 provided by operating activities for the six months ended June 30, 2002. The resulting increase in cash is primarily due to a net profit realized during the six months ended June 30, 2003, due to higher sales.

Cash used in investing activities was $0 for both the six months ended June 30, 2003 and 2002.

Net cash used in financing activities for the six months ended June 30, 2003 was $197,714 compared to net cash used by financing activities of $83,314 for the six months ended June 30, 2002.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority in lien on the Company's assets under a Security Agreement, which may only be foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events shall constitute a default under this promissory note: (i) the failure of Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law") and (iii) Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days).

Also, on April 11, 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit, on current invoices, with 60-day terms. GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At June 30, 2003, the balance owed to GSN under this line of credit is $1,088,276.

In July 2003, the Company amended its manufacturing agreement with Garden State Nutritionals to provide for a line of credit of $450,000 on both finished goods and work in process. The terms of the amended agreement expire July 17, 2005.

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals in the principal amount of $1,300,000. The note provides for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum.

COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

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

OTHER

In July 2003, the Company amended its manufacturing agreement with Garden State Nutritionals to provide for a line of credit of $450,000 on both finished goods and work in process. The terms of the amended agreement expire July 17, 2005.

In July 2003, the Company amended its promissory note with Garden State Nutritionals to $1,300,000. Only $300,000 remains unpaid at June 30, 2003 of the original note. The original remaining amount of $300,000 is due before December 31, 2003, reducing the amount of the new note to $1,000,000 due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum.

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

GOING CONCERN QUALIFICATION

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the six months ended June 30, 2003, the Company has successfully controlled costs and attained profitability, including net income of $160,644 and cash flow from operations of $194,319. However, at June 30, 2003, the Company has a working capital deficit of $684,710 and adverse liquidity ratios.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

As of the end of the period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and its Controller. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

The Company, from time to time, is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position of results of operations.

ITEM 2.  CHANGES IN SECURITIES.
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
None.

ITEM 5.  OTHER INFORMATION.
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 31.1 Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).

         Exhibit 31.2 Certification of Principal Accounting Officer, pursuant to Exchange Act Rule 13a-14(a).

         Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

         Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

(b)      Reports on Form 8-K during the fiscal quarter ended June 30, 2003.

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003           Health & Nutrition Systems International, Inc.
                                           (The "Registrant")

                                  By: /s/ Chris Tisi
                                     --------------------------
                                      Chris Tisi
                                      Chief Executive Officer and President
                                      (Principal executive officer and duly
                                        authorized officer)

                                  Exhibit Index

Exhibit       Description
Number

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).