Form 10QSB
period 2003-09-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2003-11-14
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 3,832,813 shares of common stock, $0.001 par value, of the registrant outstanding at September 30, 2003.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.
                ------------------------------------------------

                                      INDEX

                                                                                              Page
                                                                                         ---------------
Facing Sheet......................................................................           Cover
                                                                                              Page
Index.............................................................................             ii
Part I - Financial Information
      Item 1.  Financial Statements                                                            1
         Condensed Balance Sheet as of September 30, 2003 (Unaudited).............             1
         Condensed Statements of Operations for the three and
         six months ended September 30, 2003 and 2002 (Unaudited).................             2
         Condensed  Statements  of Cash Flows for the six months
         ended September 30, 2003 and 2002 (Unaudited)............................             3
         Notes to Condensed Financial Statements..................................            4-6
      Item 2.  Management's Discussion and Analysis of Financial
               Conditions and Results of Operations...............................             7
      Item 3   Controls and Procedures............................................             12
Part II - Other Information
      Item 1.  Legal Proceedings..................................................             13
      Item 2.  Changes in Securities..............................................             13
      Item 3.  Defaults Upon Senior Securities....................................             13
      Item 4.  Submission of Matters to a Vote of Security Holders................             13
      Item 5.  Other Information..................................................             13
      Item 6.  Exhibits and Reports on Form 8-K...................................             13
Signature.........................................................................             14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
================================================================================

                                     ASSETS
                                     ------

                                                                  SEPTEMBER 30, 2003
                                                                  ------------------
Current assets:
     Cash                                                            $    91,907
     Accounts receivable, net                                            248,467
     Inventory                                                         1,372,254
                                                                     -----------
                  Total current assets                                 1,712,628
                                                                     -----------

Property and equipment, net                                               24,319
                                                                     -----------

Other assets, net                                                          7,986
Prepaids                                                                  21,003
                                                                     -----------
         Total assets                                                $ 1,765,936
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
     Accounts payable                                                $ 1,054,495
     Accrued expenses                                                     68,487
     Notes payable, current portion                                      500,000
                                                                     -----------
         Total current liabilities                                     1,622,982
                                                                     -----------

Notes payable, less current portion                                      419,893
                                                                     -----------

         Total liabilities                                             2,042,875

Stockholders' deficit:
     Common stock, $0.001 par value, authorized 30,000,000 shares;
     3,832,813 shares issued and outstanding                               3,830

     Additional paid-in capital                                          858,612
     Accumulated deficit                                              (1,139,381)
                                                                     -----------
         Total stockholders' deficit                                    (276,939)
                                                                     -----------

         Total liabilities and stockholders' deficit                 $ 1,765,936

           See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
================================================================================

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------

Revenue                                       $ 1,867,887    $   859,348    $ 4,369,984    $ 2,725,828

Cost of sales                                     767,375        399,898      1,772,077      1,038,972
                                              -----------    -----------    -----------    -----------

Gross profit                                    1,100,512        459,450      2,597,907      1,686,856
                                              -----------    -----------    -----------    -----------

Operating expense:
     General and administrative expense           493,590        374,874      1,302,135      1,144,383
     Advertising and promotion                    553,949        154,288      1,050,261        404,341
     Depreciation and amortization                  4,495          7,617         16,821         22,850
                                              -----------    -----------    -----------    -----------
         Total operating expense                1,052,034        536,779      2,369,217      1,571,574
                                              -----------    -----------    -----------    -----------

Income from operations                             48,478        (77,329)       228,690        115,282
                                              -----------    -----------    -----------    -----------

Other income (expense):
     Gain on sale of Trademark                    279,308             --        279,308             --
     Interest expense                             (14,951)       (17,505)       (34,519)       (30,884)
                                              -----------    -----------    -----------    -----------

Income before income taxes                        312,835        (94,834)       473,479         84,398
                                              ===========    ===========    ===========    ===========

Benefit (provision) for income taxes                   --             --             --             --

Net income (loss)                             $   312,835    $   (94,834)   $   473,479    $    84,398
                                              ===========    ===========    ===========    ===========

Net income (loss) per share - basic           $      0.08    $     (0.03)   $      0.13    $      0.02
                                              ===========    ===========    ===========    ===========
Net income (loss) per share - diluted         $      0.08    $     (0.03)   $      0.13    $      0.02
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - basic       3,772,813      3,632,813      3,679,480      3,632,813
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - diluted     3,786,813      3,632,813      3,693,480      3,632,813
                                              ===========    ===========    ===========    ===========

           See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

================================================================================


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2003          2002

Net cash provided by operating activities         $   349,216    $   161,843
                                                  -----------    -----------

Cash flows from investing activities:
         Proceeds from sale of trademark              300,000             --
                                                  -----------    -----------
Net cash provided by investing activities             300,000             --
                                                  -----------    -----------

Cash flows from financing activities:
         Repayments on notes payable                 (571,373)      (170,900)
         Repayments on capital leases                    (714)       (14,888)
                                                  -----------    -----------
Net cash used in financing activities                (572,087)      (185,788)
                                                  -----------    -----------

Net increase (decrease) in cash                        77,129        (23,945)

Cash, beginning of period                              14,778         81,932
                                                  -----------    -----------

Cash, end of period                               $    91,907    $    57,987
                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Conversion of accounts payable to notes payable   $ 1,000,000    $   700,000
                                                  ===========    ===========
Interest paid                                     $     7,500    $        --
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended September 30, 2003, the Company has successfully controlled costs and attained profitability, including net income of $473,479 and cash flow from operations of $349,216. However, at September 30, 2003, the Company has a working capital of $89,646 and adverse liquidity ratios.

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

During the nine months ended September 30, 2003, 50,000 new options were granted to an officer of the Company, as per his employment agreement.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at September 30, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                    SEPT 30, 2003
                                                    -------------
               Net income
                   As reported                       $   473,479
                                                     ===========
                   Pro forma                         $   468,506
                                                     -----------
               Earnings per share
                   As reported                              0.13
                                                     -----------
                   Pro forma                                0.13
                                                     ===========

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

                   Risk-free interest rate            4.5% - 6.5%
                   Expected life (years)              Various
                   Expected volatility                1.23
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

NOTE 6 - STOCK ISSUED
---------------------

On July 30, 2003, 200,000 shares of Health & Nutrition Systems were issued to two board members of the Company, for services performed. The fair value of the common stock at the time of issue was $0.12 per share, and the Company recorded compensation expense of $24,000.

NOTE 7 - NOTES PAYABLE
----------------------

In July 2003, the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000. The note provides for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. The $300,000 was paid in August, 2003.

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

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise, except for two customers that have pay on scan terms with respect to which revenue is recognized at time of sale by the customer. The Company records revenues once the customer reports the sales through periodic sales reports.

Included in the net sales in the accompanying financial statements for the nine months and the three months ended September 30, 2003 and 2002 are returns and allowances, sales discounts, new store opening discounts and coop advertising and promotions in the amounts of $1,510,491and $967,732 and $525,499 and $300,385 respectively. The increase in sales reductions in year 2003 was primarily due to the sales returns and allowances associated with the return of discontinued ephedra products. Freight expenses are included in cost of sales.

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

CUSTOMER LIABILITY ESTIMATES

The company estimates and accrues expenses and liabilities for co-op advertising and promotions and expenses for discontinued products as a reduction of sales. The liability is maintained until the customer takes the deduction against payments due. This liability is netted against the accounts receivable account on the balance sheet. The amount at September 30, 2003 was $1,154,927 and September 30, 2002 was $414,395.

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

NET SALES

Gross revenues for the nine months ended September 30, 2003 and three months ended September 30, 2003 were $5,880,465 an increase of $2,186,905 or 59% and $2,393,387 an increase of $1,233,653 or 106% respectively, as compared to gross revenue for the nine months ended September 30, 2002 of $3,693,560 and for the three months ended September 30, 2002 of $1,159,733.

Net sales for the three months ended September 30, 2003 were $1,867,888, an increase of $1,008,540 or 117%, as compared to net sales of $859,348 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the revenues with respect to our largest customers were as follows: (i) Eckerd accounted for $201,048 or 8% of sales: (ii) GNC accounted for $630,630 or 26% of sales; (iii) Rite Aid accounted for $125,128 or 5% of sales; (iv) Walgreen accounted for $139,836 or 6% of sales; (v) CVS accounted for $215,568 or 9% of sales and Wal-Mart accounted for $641,340 or 27% of sales. No other account represented more than 5% of sales during the quarter.

Net sales for the nine months ended September 30, 2003 were $4,369,984, an increase of $1,644,155 or 60%, as compared to net sales of $2,725,828 for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, the revenues with respect to our largest customers were as follows: (i) Eckerd accounted for $334,793 or 6% of sales: (ii) GNC accounted for $1,353,420 or 23% of sales; (iii) Rite Aid accounted for $307,665 or 5% of sales; (iv) Walgreen accounted for $376,788 or 6% of sales; (v) CVS accounted for $580,273 or 10% of sales and Wal-Mart accounted for $1,605,342 or 27% of sales. No other account represented more than 5% of sales during the six months.

The increase in gross revenues and net sales for the nine months and three months period attributable to an increase in advertising expenditures during the nine month period ended September 30, 2003, and the introduction of new products, Eat Less, Phase 2.

During the three months ended September 30, 2003, the Company sold the Acutrim brand for $300,000 which resulted in a gain of $279,308. The impact on the company's sales by this brand had been decreasing. The Acutrim brand was acquired in January 2001 and comprised 22% of the Company's sales for the year 2001 at $1,028,000. For the year 2002, Acutrim sales were 18% of the Company's sales at $646,763. For the nine months ended September 30, 2003, the sales were 4.8% of the Company's sales at $210,782.

COST OF SALES

Cost of sales for the three months ended September 30, 2003 was $767,375 or 41% of net sales as compared to $399,898 or 47% of net sales for the three months ended September 30, 2002. Cost of sales for the nine months ended September 30, 2003 was $1,772,377 or 41% of net sales as compared to $1,038,972 or 38% of net sales for the nine months ended September 30, 2002. The cost of sales as a percentage of gross revenues was 32% and 30% for the three months ended September 30, 2003 and nine months ended September 30, 2003, respectively. The dollar amount is higher due to the increased sales during the period. The increased percentage as it relates to net sales is due to new products having a higher cost of goods.

GROSS PROFIT

Gross profit for the three months ended September 30, 2003 was $1,100,512 an increase of $641,062 or 140% compared to gross profit of $459,450 for the three months ended September 30, 2002. As a percent of net sales, gross profit was 59% for the three months ended September 30, 2003, compared to 54% for the three months ended September 30, 2002. The increase in gross profit of $1,134,285 was primarily due to sales increases in the Carb Cutter product and the introduction of our new Eat Less and Phase2 products. Gross profit for the Nine months ended September 30, 2003 was $2,597,907 an increase of $911,050 or 54% compared to gross profit of $1,686,857 for the nine months ended September 30, 2002. As a percent of net sales, gross profit was 59% for the nine months ended September 30, 2003, compared to 62% for the nine months ended September 30, 2002. The increase in gross profit was primarily due to the sales increases in the Carb Cutter, Eat Less and Phase2 in the aggregate amount of $2,911,930. The decrease in gross profit percentage is due to the increase of sales reductions of coop advertising and sales returns and allowances.

OPERATING EXPENSES

Operating expenses were $1,052,034 for the three months ended September 30, 2003, representing an increase of $515,255, compared to $536,778 for the three months ended

September 30, 2002. As a percent of net sales, operating expenses were 56% for the three months ended September 30, 2003, compared to 63% for the three months ended September 30, 2002. Advertising and promotion expenses for the three months ended September 30, 2003, were $553,949 representing an increase of $399,661, compared to $154,288 for the three months ended September 30, 2002. The general and administrative expenses were $493,590 for the three months ended September 30, 2003 compared to $374,874 for the three months ended September 30, 2002 or an increase of $118,716. Operating expenses were $2,369,217 for the nine months ended September 30, 2003, representing an increase of $797,643, compared to $1,571,573 for the nine months ended September 30, 2002. As a percent of net sales, operating expenses were 54% for the nine months ended September 30, 2003, compared to 58% for the nine months ended September 30, 2002. Advertising and promotion expenses for the nine months ended September 30, 2003, were $1,050,261 representing an increase of $645,920, compared to $404,341 for the nine months ended September 30, 2002. The general and administrative expenses were $1,302,135 for the nine months ended September 30, 2003 compared to $1,144,383 for the nine months ended September 30, 2002 or an increase of $157,752.

INCOME FROM OPERATIONS

Income from operations was $48,479 for the three months ended September 30, 2003, compared to a loss from operations of $(77,329) for the three months ended September 30, 2002. Income from operations was $228,690 for the nine months ended September 30, 2003, compared to income from operations of $115,283 for the nine months ended September 30, 2003. Net income was $312,835 or $0.08 per share for the three months ended September 30, 2003, as compared to a net loss of $(94,833) or $(0.03) per share for the three months ended September 30, 2002. Net income was $473,479 or $0.13 per share for the nine months ended September 30, 2003, as compared to a net income of $84,399 or $0.02 per share for the nine months ended September 30, 2002. The increase in net income was primarily due to the gain on sale of Acutrim of $279,308.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 2003, the Company had a positive working capital of $89,646 compared to a $592,944 working capital deficit at September 30, 2002.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $349,216 compared to $161,843 provided by operating activities for the nine months ended September 30, 2002. The resulting increase in cash is primarily due to a net profit realized during the nine months ended September 30, 2003, due to higher sales.

Cash from investing activities was $300,000 from the sale of Acutrim for the nine months ended September 30, 2003 and there was no activity for the nine months ended September 30, 2002.

The Acutrim brand was acquired in January 2001, and comprised 22% of the Company's sales for the year 2001 at $1,028,000. For the year 2002, Acutrim sales were 18% of the Company's sales at $646,763. For the nine months ended September 30, 2003, the sales were 4.8% of the Company's sales at $210,782.

Net cash used in financing activities for the nine months ended September 30, 2003 was $572,087 compared to net cash used by financing activities of $185,788 for the nine months ended September 30, 2002. This is primarily attributable to the repayment of a portion of the note to Garden State Nutritionals.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority in lien on the Company's assets under a Security Agreement, which may only be foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events constitute a default under this promissory note: (i) the failure of Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law") and (iii) Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days).

Also, on April 11, 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit, on current invoices, with 60-day terms. GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At September 30, 2003, the balance owed to GSN under this line of credit is $803,260.

In July 2003, the Company amended its manufacturing agreement with Garden State Nutritionals to provide for a line of credit of $450,000 on both finished goods and work in process. The terms of the amended agreement expire July 17, 2005.

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals in the principal amount of $1,300,000. The note provides for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. The $300,000 was paid in August, 2003.

COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

Our discontinued products Fat Cutter Plus(TM), ThinTab(R) and our formally owned Carbolizer(TM) product, contain ephedra, also known as Ma Huang, an herb that contains naturally occurring ephedrine. These products represented approximately 19% of our gross revenue, for Fat Cutter Plus(TM) -$605,000, Carbolizer(TM) - $244,000, and ThinTab(R) - $116,000, for the twelve months ended December 31, 2002. Ephedra containing products have been the subjects of adverse publicity in the United States and other countries relating to alleged harmful effects. The company has discontinued all sales of products containing ephedra.

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

GOING CONCERN QUALIFICATION

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended September 30, 2003, the Company has successfully controlled costs and attained profitability, including net income of $473,479 and cash flow from operations of $349,216. However, at September 30, 2003, the Company has a working capital of only $89,646 and adverse liquidity ratios.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

The Company, from time to time, is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position of results of operations.

ITEM 2.  CHANGES IN SECURITIES.

During the three months ended September 30, 2003, we issued an aggregate of 200,000 restricted common shares of the Company to two directors for their services on our Board of Directors. This transaction was approved by the Board of Directors on July 30, 2003 and consummated on August 13, 2003. The shares were issued without registration in reliance of the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. The market value of the common stock at the time the Board of Directors approved its issuance was $24,000 which we have recorded as compensation expense.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).

         Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).

(b)      Reports on Form 8-K during the fiscal quarter ended September 30, 2003.

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2003          Health & Nutrition Systems International, Inc.
                                  (The "Registrant")

                                  By:  /s/Chris Tisi
                                       ----------------------------------------
                                          Chris Tisi
                                          Chief Executive Officer and President
                                          (Principal executive officer and duly
                                           authorized officer)

                                  Exhibit Index


EXHIBIT              DESCRIPTION
NUMBER

31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).