Form 10QSB/A
period 2003-09-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-04-12
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

         Therewere 3,832,813 shares of common stock, $0.001 par value, of the registrant outstanding at September 30, 2003.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                                                       Page
                                                                                    ----------
Facing Sheet......................................................................  Cover Page
Index.............................................................................       ii
Part I - Financial Information
      Item 1.  Financial Statements                                                      1
         Condensed Balance Sheet as of September 30, 2003 (Unaudited).............       1
         Condensed Statements of Operations for the three and
         nine months ended September 30, 2003 and 2002 (Unaudited)................       2
         Condensed Statements of Cash Flows for the nine months ended
         September 30, 2003 and 2002 (Unaudited)..................................       3
         Notes to Condensed Financial Statements..................................     4-7
      Item 2.     Management's Discussion and Analysis or Plan of Operations......       8
      Item 3.     Controls and Procedures.........................................      16
Part II - Other Information
      Item 1.  Legal Proceedings..................................................      17
      Item 2.  Changes in Securities..............................................      17
      Item 3.  Defaults Upon Senior Securities....................................      17
      Item 4.  Submission of Matters to a Vote of Security Holders................      17
      Item 5.  Other Information..................................................      17
      Item 6.  Exhibits and Reports on Form 8-K...................................      18
Signature.........................................................................      19


                                PART I

ITEM 1.  FINANCIAL STATEMENTS

            HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEET
                              (UNAUDITED)

                                ASSETS

                                                                            SEPTEMBER 30, 2003
                                                                            ------------------
Current assets:
     Cash                                                                      $    91,907
     Accounts receivable, net                                                      248,467
     Inventory                                                                   1,372,254
                                                                               -----------
                  Total current assets                                           1,712,628
                                                                               -----------
Property and equipment, net                                                         24,319
                                                                               -----------
Other assets:
     Trademarks                                                                      1,562
     Security deposit                                                                6,424
     Prepaids                                                                       21,003
                                                                               -----------
         Total assets                                                          $ 1,765,936
                                                                               ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                          $ 1,054,495
     Accrued expenses                                                              197,487
     Notes payable, current portion                                                500,000
                                                                               -----------
         Total current liabilities                                               1,751,982
                                                                               -----------
Notes payable, less current portion                                                419,893
                                                                               -----------
         Total liabilities                                                       2,171,875

Stockholders' deficit:
     Common stock, $0.001 par value, authorized 30,000,000
     shares; 3,832,813 shares issued and outstanding                                 3,830
     Additional paid-in capital                                                    858,612
     Accumulated deficit                                                        (1,268,381)
                                                                               -----------
         Total stockholders' deficit                                              (405,939)
                                                                               -----------
         Total liabilities and stockholders' deficit                           $ 1,765,936
                                                                               ===========

       See accompanying notes to condensed financial statements.

            HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
                                              --------------------------    --------------------------
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Net Revenue                                   $ 1,867,887    $   859,348    $ 4,369,984    $ 2,725,828

Cost of sales                                     767,375        399,898      1,772,077      1,038,972
                                              -----------    -----------    -----------    -----------

Gross profit                                    1,100,512        459,450      2,597,907      1,686,856
                                              -----------    -----------    -----------    -----------

Operating expense:
     General and administrative expense           622,590        374,874      1,431,135      1,144,383
     Advertising and promotion                    553,949        154,288      1,050,261        404,341
     Depreciation and amortization                  4,495          7,617         16,821         22,850
                                              -----------    -----------    -----------    -----------
         Total operating expense                1,181,034        536,779      2,498,217      1,571,574
                                              -----------    -----------    -----------    -----------

Income (loss) from operations                     (80,522)       (77,329)        99,690        115,282
                                              -----------    -----------    -----------    -----------

Other income (expense):
     Gain on sale of Trademark                    279,308           --          279,308           --
     Interest expense                             (14,951)       (17,505)       (34,519)       (30,884)
                                              -----------    -----------    -----------    -----------

Income before income taxes                        183,835        (94,834)       344,479         84,398
                                              ===========    ===========    ===========    ===========

Benefit (provision) for income taxes                 --             --             --             --

Net income (loss)                             $   183,835    $   (94,834)   $   344,479    $    84,398
                                              ===========    ===========    ===========    ===========

Net income (loss) per share - basic           $      0.05    $     (0.03)   $      0.09    $      0.02
                                              ===========    ===========    ===========    ===========
Net income (loss) per share - diluted         $      0.05    $     (0.03)   $      0.09    $      0.02
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - basic       3,772,813      3,632,813      3,679,480      3,632,813
                                              ===========    ===========    ===========    ===========
Weighted average number of shares - diluted     3,786,813      3,632,813      3,693,480      3,632,813
                                              ===========    ===========    ===========    ===========

       See accompanying notes to condensed financial statements.

            HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      2003           2002
                                                  -----------    -----------
Net cash provided by operating activities         $   349,216    $   161,843
                                                  -----------    -----------
Cash flows from investing activities:
         Proceeds from sale of trademark              300,000           --
                                                  -----------    -----------
Net cash provided by investing activities             300,000           --
                                                  -----------    -----------
Cash flows from financing activities:
         Repayments on notes payable                 (571,373)      (170,900)
         Repayments on capital leases                    (714)       (14,888)
                                                                 -----------
Net cash used in financing activities                (572,087)      (185,788)
                                                  -----------    -----------
Net increase (decrease) in cash                        77,129        (23,945)

Cash, beginning of period                              14,778         81,932
                                                  -----------    -----------
Cash, end of period                               $    91,907    $    57,987
                                                  ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Conversion of accounts payable to notes payable   $ 1,000,000    $   700,000
                                                  ===========    ===========
Interest paid                                     $     7,500    $       --
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

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2002, found in the Company's Form 10-KSB, as amended.

NOTE 2 - REVENUE RECOGNITION
----------------------------


The Company recognizes revenue when

    o   Persuasive evidence of an arrangement exists
    o   Shipment has occurred
    o   Price is fixed or determinable, and
    o   Collectability is reasonably assured

Subject to these criteria, except with respect to customers that buy our products on "pay on scan terms," we recognize revenue at the time of shipment of the relevant merchendise. "Pay on Scan" sales are treated as consignment sales by the Company. In the case of these consignment sales, the Company records revenues, and removes the items from inventory when the customer reports the sales to the Company. Normally the Company is notified of the customer's sales through periodic sales reports and payments.


On September 30, 2003, the Company had approximately $259,000 of inventory on consignment relating to its "pay on scan" sales. On September 30, 2002, the Company had no outstanding consignment sales.

Included in the net sales in the accompanying financial statements are reductions for returns and allowances, sales discounts, new store opening discounts, and co-op advertising and promotions.

NOTE 3 - LEGAL MATTERS
----------------------

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

NOTE 4 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2003, the Company had a working capital deficit of ($39,354) and adverse liquidity ratios.

During the nine months ended September 30, 2003, the Company has continued to control costs, and maintained profitability, with net income from operation of $99,690 and cash flow from operations of $349,216.

Management intends to continue controlling costs and monitoring operational commitments in light of financial capabilities. Management believes these factors will contribute toward achieving sustained profitability.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 5 - STOCK OPTIONS
----------------------

The non-qualified stock option plan adopted by the Company in May 1998 authorized the Company to grant 1,250,000 of its common shares.

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $231 in compensation expense for the nine months ended September 20, 2003.

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at September 30, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                  SEPTEMBER 30, 2003
                                                  ------------------
      Net income
           As reported                                $ 344,470
           Additional compensation expense               (4,973)
                                                      ---------
           Pro forma                                  $ 339,506
                                                      =========
      Earnings per share
           As reported                                $    0.09
                                                      =========
           Pro forma                                  $    0.09
                                                      =========

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

                     Risk-free interest rate   4.5% - 6.5%
                     Expected life (years)     8
                     Expected volatility       1.23
                     Expected dividends        None

NOTE 6 - RECLASSIFICATION
-------------------------

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications have the effect of reducing revenue and reducing expense. Slotting fees expense and new store discounts, charged back by customers for the nine months totaling approximately $574,851, were previously recorded as marketing expense.

The Company has reclassified these costs as a reduction of gross sales. These reclassifications have no effect on reported net income.

Slotting fees are one-time charges that retailers impose on vendors to initially position the vendor's products on store shelves. New store discounts occur when a retail chain opens new locations, and we may supply them with free or discounted merchandise to heighten the visibility for our products in these new marketing locations.

NOTE 7 - STOCK ISSUED
---------------------

On July 30, 2003, 200,000 shares of Health & Nutrition Systems were issued to two board members of the Company, for services performed. The fair value of the common stock at the time of issue was $0.12 per share, and the Company recorded compensation expense of $24,000.

NOTE 8 - NOTE PAYABLE
---------------------

In July 2003, the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000. The note provides for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum.

NOTE 9 - RESTATEMENT
--------------------

Subsequent to the filing of the original September 30, 2003 Form 10-QSB, management determined that an executive bonus of approximately $129,000 due its Chief Executive Officer under the terms of his employment agreement should have been accrued as of September 30, 2003. The effect of this correction was to increase current liabilities and reduce net income by $129,000.

In addition, subsequent to filing its Proxy Statement on January 5, 2004, the Securities and Exchange Commission requested additional disclosures to be included in these condensed financial statements. These disclosures had no effect on the total assets or net income.

The following is a summary of the effect of the correction:

STATEMENT OF OPERATIONS

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30, 2003    SEPTEMBER 30, 2003
                                             ------------------    ------------------
Net income as previously reported                $   312,835           $   473,479

Adjustment to accrue officer's bonus                (129,000)             (129,000)
                                                 -----------           -----------

Net income as restated                           $   183,835           $   344,479
                                                 ===========           ===========

Income per share as previously reported

     Basic                                       $      0.08           $      0.13

     Diluted                                     $      0.08           $      0.13
                                                 ===========           ===========

     Income per share as restated

     Basic                                       $      0.05           $      0.09

     Diluted                                     $      0.05           $      0.09
                                                 ===========           ===========

BALANCE SHEET
                                                  SEPTEMBER 30, 2003
                                                  ------------------

Accrued expenses as previously reported                $ 68,487

Adjusted to accrue additional officer's bonus           129,000
                                                       --------

Accrued expense as restated                            $197,487
                                                       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB/A-1 contains forward-looking statements. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include without limitation those factors contained in our Form 10-KSB filed with the Securities and Exchange Commission. We do not undertake any obligation to update any such factors or to publicly announce the result of any revision to any of the forward looking statements contained herein to reflect future events or developments.

The following discussion of our results of operations and financial condition should be read together with our unaudited Financial Statements contained in
Part I, Item 1 and the related Notes in this Form 10-QSB/A-1, and our audited Financial Statements and the related Notes contained in our Form 10-KSB filed with the Securities and Exchange Commission.

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

REVENUE RECOGNITION

Revenues are recognized at the time of shipment of the respective merchandise, except with respect to customers that buy our products on "pay on scan" terms. These "pay on scan" sales are treated as consignment sales by us. In the case of these consignment sales, we record revenues, and remove the items from inventory, when the customer reports the sales to us. Normally we are notified of the customer's sales through periodic sales reports and payments.

On September 30, 2003, we had approximately $259,000 of inventory on consignment relating to its "pay on scan" sales. At September 30, 2002, we had no inventory on consignment.

Included in the net sales in the accompanying financial statements for the nine months and the three months ended September 30, 2003 and 2002 are reductions for returns and allowances, sales discounts, new store opening discounts and co-op advertising and promotions in the amounts of $1,510,491 and $967,732 and $525,499 and $300,385, respectively. The increase in sales reductions in year 2003 was primarily due to the sales returns and allowances associated with the return of discontinued ephedra products. Freight expenses are included in cost of sales.

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

We may incur a liability to a customer in three ways:

    o We and the customer may agree that if the customer includes an advertisement for our products in the customer's advertising circulars, we will discount our products to the customer during the period of time surrounding the use of the circulars;

    o Some of our customers have a policy that require us to fund cooperative advertising and promotions in an amount equal to 10% to 15% of the gross revenue generated within the year; and

    o In some cases, if the dating of our product in inventory at the customer's location expires, the customer may seek a credit from us.

We record the liability when we determine that the customer is taking an action that will result in an expense to the Company in the future. For example, when we agree to fund an advertising promotion in a given month, we create a liability for that promotion. We also establish reserves for returns we believe likely. The actual payments to the customer are made when the customer makes a deduction on its remittances for outstanding invoices. Typically, these liabilities remain outstanding for three to six months.

OVERVIEW

We continued to endeavor to implement the Company's strategic plan of diversifying our product line by developing and promoting new products. This strategy is intended to minimize the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area. Despite the introduction of new products, we remain significantly dependent on a single brand, Carb Cutter(R).

Net Income for the nine months ended September 30, 2003 compared to the same period in 2002, increased by $260,081. However, of that amount, approximately $279,000 was a gain from the sale of our Acutrim(R) product line. That means our operating income for the same nine month period decreased by $15,592.

In the third quarter of 2003 our operating income was $99,690, after accruing $129,000 of incentive compensation for our Chief Executive Officer, Christopher Tisi. This bonus is based on a formula contained in his employment agreement dated January 1, 2002, as follows:

    o 5% of the increase in Net Revenues for the period as measured against the corresponding period the year before, plus

    o   10% of Net Income for the period.

In the first nine months of 2003, we have been able to increase Gross and Net Revenues and maintain control over our administrative costs. The general and administrative expenses for the nine months ended September 30, 2003 were $1,431,135 versus $1,144,383 for the same period in 2002, an increase of $286,752, or 25%. While administrative costs rose, their rate of increase was significantly less than the rate of our rise in revenue.

The cost of sales, as a percentage of net sales, increased by 3% for the nine months ended September 30, 2003 compared to September 30, 2002. Our gross margin was adversely impacted in the period by increased sales of our Carb Cutter(R) Phase 2(TM), which carries a higher raw materials cost than the other products we offer.

The increase in Net Revenues for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 was $1,644,156, or 60%. The increase in Net Revenues is largely attributable to one major customer to whom we shipped products for the full nine month period ending September 30, 2003 versus only three months in September 2002. The increase in Net Revenues to that single customer for the nine months of 2003 versus 2002 was $1,217,046.

We also introduced our Phase 2 product line during the nine months ended September 30, 2003 and sales of that product were $681,353.

The Company believes that its ability to increase advertising expenditures during the nine months ended September 30, 2003 by $645,900 was a significant factor in the increase in sales during such period. Much of the funding that we used for advertising and sales promotion was supplied by a temporary increase in payment terms granted to us by our product supplier, Garden State Nutritional.

From December 31, 2002 to September 30, 2003, our inventory increased by $933,879. This increase was attributable to:

    o   the increase of sales to a major new account;

    o pay on scan sales of our Carb Cutter(R)Phase 2(TM), which is sold predominately on a pay-on-scan basis, and are treated as consignment sales;

    o   other inventory carried for pay-on-scan customers; and

    o an increase in inventory in anticipation of increased sales in the fourth quarter compared to the same quarter in 2002.

During the three months ended September 30, 2003, we sold our Acutrim(R) brand for $300,000 in cash, which resulted in a gain of $279,308. Sales of this brand had been decreasing, and the company was facing a return of product from retailers due to poor sales. The Acutrim(R) brand was acquired in January 2001, and comprised 22% of the Company's Net Revenues in the year 2001, or $1,028,000. For 2002, Acutrim(R) Net Revenues were 18% of the Company's Net Recovery Sales, or $646,763. For the nine months ended September 30, 2003, Acutrim(R) sales were 4.8% of the Company's Net Revenues, or $210,782.

The reduction in depreciation amortization expense from $7,617 in the three months ended September 30, 2002 to $4,495 in the three months ended September 30, 2003 is primarily attributable to the sale of the Acutrim(R) brand.

NET REVENUES

Gross revenue is the total dollars generated from the total amount of goods sold to a customer before any deductions. Net Revenue is gross revenue reduced by

    o   returns and allowances;
    o   cash discounts;
    o   slotting fees and new store discounts; and
    o co-op advertising and promotions given to the customers to promote the product and improve sales.

Gross revenues for the nine months ended September 30, 2003 and three months ended September 30, 2003 were $5,880,465 an increase of $2,186,905 or 59% and $2,393,387 an increase of $1,233,653, or 106%, respectively, as compared to gross revenue for the nine months ended September 30, 2002 of $3,693,560 and for the three months ended September 30, 2002 of $1,159,733.

Net Revenue, for the three months ended September 30, 2003 were $1,867,887 an increase of $1,008,539, or 117%, as compared to net sales of $859,348 for the three months ended September 30, 2002. For the three months ended September 30, 2003, Net Revenues with respect to our largest customers were as follows: (i) Eckerd accounted for $201,048 or 8%: (ii) GNC accounted for $630,630 or 26%;
(iii) Rite Aid accounted for $125,128, or 5%; (iv) Walgreen accounted for $139,836, or 6%; (v) CVS accounted for $215,568, or 9%, and Wal-Mart accounted for $641,340, or 27%. No other account represented more than 5% of Net Revenues during the quarter.

Net Revenues for the nine months ended September 30, 2003 were $4,369,984, an increase of $1,644,156 or 60%, as compared to net sales of $2,725,828 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, Net Revenues with respect to our largest customers were as follows: (i) Eckerd accounted for $334,793, or 6%: (ii) GNC accounted for $1,353,420, or 23%;
(iii) Rite Aid accounted for $307,665, or 5%; (iv) Walgreen accounted for $376,788, or 6%; (v) CVS accounted for $580,273, or 10%, and Wal-Mart accounted for $1,605,342, or 27%. No other account represented more than 5% of Net Revenues during the nine month period.

The increase in Gross Revenues and Net Revenues for the nine months and three months periods ended September 30, 2003 were attributable to an increase in advertising expenditures, the introduction of new products, Eat Less(R) and Phase 2 and sales to a major new customer.

COST OF SALES

Cost of sales for the three months ended September 30, 2003 was $767,375, or 41% of Net Revenues, as compared to $399,898, or 47% of Net Revenues for the corresponding period in 2002. However, cost of sales for the nine months ended September 30, 2003 was $1,772,077, or 41% of net sales, as compared to $1,038,972, or 38% of net sales, for the corresponding period in 2002. The cost of sales as a percentage of gross revenues was 32% and 30% for the three months ended September 30, 2003 and nine months ended September 30, 2003, respectively. The dollar amount is higher due to the increased sales during the period. The deterioration in our margins was predominately due to the higher cost of goods sold of our new product, Carb Cutter(R) Phase 2(TM). During the nine months ended September 30, 2003, our cost of goods sold for all products, excluding Carb Cutter(R) Phase 2(TM), was approximately 27%; the cost of goods sold for our Phase 2 product is approximately 49%.

GROSS PROFIT

Gross profit for the three months ended September 30, 2003 was $1,100,512 an increase of $641,062 or 140% compared to gross profit of $459,450 for the three months ended September 30, 2002. As a percent of net sales, gross profit was 59% for the three months ended September 30, 2003, compared to 54% for the three months ended September 30, 2002. The increase in gross profit of $641,062 was primarily due to sales increases in the Carb Cutter(R) product and the introduction of our (new) Eat Less(R) and Phase 2(TM) products. Gross profit for the nine months ended September 30, 2003 was $2,597,907 an increase of $911,051, or 54% compared to gross profit of $1,686,856, or the nine months ended September 30, 2002. As a percent of net sales, gross profit was 59% for the nine months ended September 30, 2003, compared to 62% for the nine months ended September 30, 2002. The increase in gross profit was primarily due to the sales increases in the Carb Cutter(R), Eat Less(R), and Phase 2 in the aggregate amount of $2,911,930. The decrease in gross profit percentage is due to the increase in our cost of goods sold.

OPERATING EXPENSES

Operating expenses are made up of three expense classifications:

    o   Advertising;
    o   General and Administration; and
    o   Depreciation and Amortization.

Operating expenses were $1,181,034 for the three months ended September 30, 2003, representing an increase of $644,255 compared to $536,779 for the three months ended September 30, 2002. As a percent of net sales, operating expenses were 63% for the three months ended September 30, 2003, compared to 63% for the three months ended September 30, 2002. Advertising and promotion expenses for the three months ended September 30, 2003, were $553,949, representing an increase of $399,661, compared to $154,288 for the three months ended September 30, 2002. The increase in advertising expenditures has, in our opinion, been a significant factor in increasing sales. The general and administrative expenses were $622,590 for the three months ended September 30, 2003 compared to $374,874 for the three months ended September 30, 2002, or an increase of $247,716. The $247,716 increase was made up of increases in several areas:

    o Higher broker expenses of $27,481 due to the increase in revenues and increases in computer expenses of $37,422.

    o   an increase in other routine administrative expenses of $52,467; and

    o an accrual of $129,000 for management incentive compensation earned by Mr. Tisi, as provided for in his employment contract.

Operating expenses were $2,498,217 for the nine months ended September 30, 2003, representing an increase of $926,643, compared to $1,571,574 for the nine months ended September 30, 2002. As a percent of net sales, operating expenses were 57% for the nine months ended September 30, 2003, compared to 58% for the nine months ended September 30, 2002. Advertising and promotion expenses for the nine months ended September 30, 2003, were $1,050,261, representing an increase of $645,920, compared to $404,341 for the nine months ended September 30, 2002. The increase in advertising expenditures has in our opinion been a major factor in the increase in sales volume. The general and administrative expenses were $1,431,135 for the nine months ended September 30, 2003 compared to $1,144,383 for the nine months ended September 30, 2002, or an increase of $286,752. The $286,752 increase was made up of:

    o   higher broker expenses of $62,918 due to increase in sales volume;

    o   increases in computer expenses of $4,086;

    o   increase in other routine administrative expenses of $78,476; and

    o the accrual for incentive compensation earned by Mr. Tisi, as provided for in his employment contract of $129,000.

INCOME FROM OPERATIONS

Operating Loss for the three months ended September 30, 2003 was ($80,522), compared to a loss $(77,329) for the three months ended September 30, 2002. Income from operations was $99,690 for the nine months ended September 30, 2003, compared to income from operations of $115,282 for the nine months ended September 30, 2003. This represents a decrease of $15,592, primarily due to the increase in the operating expenses. Net income was $183,835, or $0.05 per share for the three months ended September 30, 2003, as compared to a net loss of $(94,834) or $(0.03) per share for the three months ended September 30, 2002. Net income was $344,479, or $0.09 per share for the nine months ended
September 30, 2003, as compared to a net income of $84,398, or $0.02 per share for the nine months ended September 30, 2002. The increase in net income for the three months ended September 30, 2003 was primarily due to the gain on sale of Acutrim(R) of $279,308.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 2003, the Company had a working capital deficit of $39,354, compared to a $592,944 working capital deficit at September 30, 2002.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $349,216 compared to $161,843 provided by operating activities for the nine months ended September 30, 2002. The resulting increase in cash is primarily due to a net profit realized during the nine months ended September 30, 2003, due to the sale of Acutrim(R).

During the nine months ended September 30, 2003, the Company has continued to control costs, and maintained profitability, with net income from operations of $99,690, and cash flow from operations of

$349,216. Based on these results, and financing arrangements with GSN and continued expense control, we believe that our operations will provide sufficient cash to support our activities for the next 12 months. However, if GSN determines to alter the informal arrangements extending our limit of credit to $1,000,000 or our operations fail to generate positive cash flow, it is likely we would not be able to continue our operations.

Cash from investing activities was $300,000 from the sale of Acutrim(R) for the nine months ended September 30, 2003 and there was no activity for the nine months ended September 30, 2002.

The Acutrim(R) brand was acquired in January 2001, and comprised 22% of the Company's sales for the year 2001 at $1,028,000. For the year 2002, Acutrim(R) sales were 18% of the Company's sales at $646,763. For the nine months ended September 30, 2003, the sales were 4.8% of the Company's sales at $210,782.

Net cash used in financing activities for the nine months ended September 30, 2003 was $572,087 compared to net cash used by financing activities of $185,788 for the nine months ended September 30, 2002. This is primarily attributable to the repayment of a portion of the note to Garden State Nutritionals.

On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires equal quarterly payments, without interest, over the next eight quarters, starting June 1, 2002. In connection with this agreement, the Company granted to GSN a blanket second priority in lien on the Company's assets under a Security Agreement, which may only be foreclosed upon the event the Company fails to make (3) consecutive quarterly principle payments in accordance with the terms of the promissory note. The occurrence of any of the following events constitute a default under this promissory note: (i) the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing; (ii) the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code, or any other federal or state law relating to insolvency or relief of debtors (a "Bankruptcy Law"), and (iii) Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days).

Also, on April 11, 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit on current invoices, with 60-day terms. GSN has informally allowed the Company to purchase up to $1,000,000 on the line of credit. At September 30, 2003, the balance owed to GSN under this line of credit is $803,260.

In July 2003, the Company amended its manufacturing agreement with Garden State Nutritionals to provide for a line of credit of $450,000 on both finished goods and work in process. The terms of the amended agreement expire July 17, 2005. In June of 2002, the Company acquired a significant new customer as part of an ongoing effort to increase sales. The Company informed GSN in 2003 that additional inventory would be needed to support this initiative, and GSN informally increased its line of credit under its manufacturing agreement. GSN has periodically granted flexible terms to allow us to meet new opportunities. The loss of GSN, or a change in their policy with respect to the flexibility that they occasionally provide, would severely limit our ability to enhance our business.

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals in the principal amount of $1,300,000. The note provides for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003, at 4.5% per annum. The $300,000 was paid in August, 2003.

COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

In early 2003, the Company discontinued all sales of products containing ephedra. Those discontinued products are Fat Cutter Plus(TM), Thin Tab(R) and Carbolizer(TM). All of these products contain ephedra, also known as Ma Huang, an herb that contains naturally occurring ephedrine. We also conveyed ownership of the Carbolizer(TM) brand to KMS, a Company owned by a former officer of HNS, as part of a settlement of a judicial proceeding in September 2002.

For the twelve months ended December 31, 2002, ephedra containing products represented approximately 19% of our gross revenue:

    o   Fat Cutter Plus(TM)- $605,000;
    o   Carbolizer(TM) - $244,000; and
    o   Thin Tab(R)- $116,000.

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

The FDA will, most likely, attempt to issue new rules with respect to dietary supplements that contain ephedrine alkaloids or ban them entirely. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. Consequently, we are unable at the present time to predict the ultimate resolution of these issues, or their ultimate impact on our results of operations or financial condition. We have already developed ephedrine-free formulae for products. However, these formulations may not be popular with customers accustomed to products containing ephedra. On the other hand, to the extent that sales of ephedra-containing products of our competitors decline as a result of any new rules, sales of our current non-ephedra products may be positively affected.

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

Although we cannot predict what new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities. We do know that our industry has come under increased scrutiny principally due to the FDA's investigation of the use of ephedra. We believe we will become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which we consider favorable may be repealed or more stringent interpretations of current laws or regulations will be implemented in the future. Any or all of such requirements could be a burden and costly, to us. Future regulations could:

    o   require us to change the way we conduct business;

    o   require us to change the contents of our products;

    o   make us keep additional records;

    o make us increase the available documentation of the properties of our products; or

    o make us increase or use different labeling and scientific proof of product ingredients, safety or usefulness.

PRODUCT LIABILITY

The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company maintains product liability insurance coverage of $6,000,000. Because of the increased scrutiny of our industry arising out of the FDA's consideration of ephedra, or otherwise, it may become increasingly difficult to obtain and maintain product liability insurance coverage for products, regardless of whether they contain ephedra, at current premiums, or at all. Our products liability coverage is on an occurrence basis and, even if we are unable to continue to secure product liability insurance on a claims made basis, would cover ephedra based claims. We believe that our insurance coverage would be adequate to cover any claims made against it relating to its products, whether based on ephedra or otherwise. We further believe that by ceasing to sell products containing ephedra and agreeing to accepting returns of our customers' existing inventory, it has further reduced any potential liability relating to ephedra. We are not aware of any claims similar to those relating to ephedra having been made with respect to any of the other ingredients contained in its products.

GOING CONCERN QUALIFICATION

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended September 30, 2003, the Company has successfully controlled costs and attained profitability, including net income of $344,479 and cash flow from operations of $349,216. However, at September 30, 2003, the Company has a working capital deficit of $39,354 and adverse liquidity ratios.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

As of the end of the period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and its Controller. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Change in internal controls
---------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Twenty-two (22) cases have been filed alleging that our Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. Based on that defense, to date, all but 3 consolidated cases have been voluntarily dismissed after delivery to plaintiff's counsel of information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA.

ITEM 2. CHANGES IN SECURITIES.

During the three months ended September 30, 2003, we issued an aggregate of 200,000 restricted common shares of the Company to two directors for their services on our Board of Directors. This transaction was approved by the Board of Directors on July 30, 2003 and consummated on August 13, 2003. The shares were issued without registration in reliance of the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. The market value of the common stock at the time the Board of Directors approved its issuance was $24,000, which we have recorded as compensation expense.

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

(b) Reports on Form 8-K during the fiscal quarter ended September 30, 2003.

     None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 12, 2004             Health & Nutrition Systems International, Inc.
                                                (The "Registrant")


                                  By: /s/Christopher Tisi
                                  ----------------------------------------------
                                      Christopher Tisi
                                      Chief Executive Officer, President,
                                      and Secretary
                                      (Principal executive officer and duly
                                      authorized officer)

                                  Exhibit Index

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------

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