Form 10KSB
period 2003-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-04-14
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

     Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________

                         Commission file number 0-29245
                 Health & Nutrition Systems International, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             FLORIDA                                          65-0452156
             -------                                          ----------
   (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

   3750 INVESTMENT LANE, SUITE 5
     WEST PALM BEACH, FLORIDA                                    33407
     ------------------------                                    -----
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (561) 863-8446

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

                   Name of each exchange on which registered:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $6,552,206.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on December 31, 2003 was $372,062.50 (computed at the closing price of the common stock of the issuer outstanding which was $.13 on December 31, 2003).

         As of April 9, 2004, 3,832,813 shares of the registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for its 2004 annual shareholders' meeting are incorporated by reference in Part III of this report. The registrant's proxy statement will be filed within 120 days after December 31, 2003.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I........................................................................1

ITEM 1.   DESCRIPTION OF BUSINESS.............................................1

ITEM 2.   DESCRIPTION OF PROPERTY............................................11

ITEM 3.   LEGAL PROCEEDINGS..................................................12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

PART II......................................................................13

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...............13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........14

ITEM 7.   FINANCIAL STATEMENTS...............................................28

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...............................................29

ITEM 8A.  CONTROLS AND PROCEDURES............................................29

PART III.....................................................................29

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................29

ITEM 10.  EXECUTIVE COMPENSATION.............................................29

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................30

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................30

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................34

SIGNATURES...................................................................35

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

         This annual report on Form 10-KSB contains forward-looking statements. These forward looking statements concern our operations, economic performance, and financial condition, including but not limited to, the information under the caption "Management's Discussion and Analysis or Plan of Operation." These statements are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management's plans and objectives. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those factors described under "Certain Factors Which May Affect Future Results" in this annual report. In addition, actual and potential terrorist attacks on the United States, current and future responses by the U.S. government, the war in the Persian Gulf, the effects of these events on consumer confidence and demand, the introduction of products that compete with the Company's products, the loss of significant customers, and the deployment by the Company of capital, increase the uncertainty inherent in forward-looking statements. In addition, the announcement by the Food and Drug Administration that it was considering the ban of the ingredient ephedra in neutraceutical products (a subsequent FDA announcement in December 2003 banned ephedra effective April, 2004) and the surrounding negative publicity regarding ephedra-containing products caused us to discontinue selling products containing ephedra in March 2003. These factors, among others, could cause our actual results to differ materially from those indicated by such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Health & Nutrition Systems International, Inc. (the "Company," "HNS," "we" or "us") was organized as a Florida corporation on October 25, 1993. Our fiscal year end is December 31. Our corporate offices are located at 3750 Investment Lane Building, Building #5, West Palm Beach, FL 33404. Our phone number is (561) 863-8446.

         We develop, market and sell weight management, energy and sport nutrition products to national and regional, food, drug, health, pharmacy, mass-market accounts, and independent health and pharmacy accounts. Our product formulations are not proprietary. As a result, our strategy is to create market awareness and sales through the name branding of each of our products as well as the name "Health and Nutrition Systems."

RECENT DEVELOPMENTS

         In July of 2003, the Board of Directions determined to consider strategic alternatives to either enhance or replace our neutraceutical business. The Board intends to continue to assess what steps can be taken to realize greater value for our shareholders. These include the possibility of acquiring additional businesses for stock and/or the sale of the Company or substantially all of its assets, including the ongoing possibility of such a sale to Mr. Tisi, our Chief Executive Officer and President, or an entity controlled by him.

         On November 26, 2003, we entered into an agreement with TeeZee, Inc., a Company wholly owned by Mr. Tisi, to sell substantially all of our assets, subject to approval by our shareholders, for $411,000 in cash and notes and the assumption of substantially all of our liabilities. Prior to entering into the definitive agreement, the Board of Directors considered strategic alternatives with particular attention to the risks associated with our diet-related nutraceuticals business and the increasingly challenging regulatory, legal and insurance environment for the nutraceuticals industry, and weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, to render an opinion as to the fairness of the transaction, from a financial point of view. Mr. Tisi subsequently informed us that based upon the expiration of his employment agreement on December 31, 2003, if the sale was not approved by our shareholders, he would terminate his employment with us. In February, we restated our earnings for the third quarter of 2003, which lowered our reported earnings for the period. At that time, Mr. Tisi also told the Board he was willing to continue to serve as our chief executive officer - subject to the execution of a definitive agreement - even if the Board decided not to accept his offer. Capitalink thereafter rescinded its fairness opinion which was based in part on the third quarter results. As a result, on February 23, 2004, we terminated the agreement with Tee Zee, Inc. Tee Zee, Inc. has left open its offer to purchase substantially all of our assets. The Board of Directors is continuing to review Mr. Tisi's offer, in light of developments subsequent to the termination of the agreement, principally with reference to our future prospects and Mr. Tisi's new agreement to remain as our CEO through December 31, 2005.

         On April 9, 2004, Mr. Tisi entered into a new two-year employment contract effective as of January 1, 2004. The contract

            o   increases his base salary from $147,000 to $164,000;

            o provides for a quarterly bonus of the sum of 5% of the increase in net revenues compared to the comparable quarter for the prior year and 10% of the increase in net income over the prior year's comparable quarter. One third of the bonus is payable at the conclusion of the applicable quarter; one third is payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year to date results, and one third is payable at year-end based on a comparison to the prior years results;

            o provides for the payment of the unpaid portion of his 2003 bonus ($162,271) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004;

            o provides for an annual grant of options to purchase 50,000 shares of our common stock under the 1998 Stock Option Plan;

            o provides for the payment of $275,000 in severance upon a change in control of the Company if we terminate the agreement other than for cause, unless we enter into an agreement regarding his continued employment;

            o provides that he will not compete with us for a one year period after the termination of the contract (other than termination without cause) in the wholesale distribution of sale in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by the Company.

             To partially mitigate our sole reliance or Mr. Tisi, the Board has expanded the role of our Chairman, James Brown. Mr. Brown, who has to-date focused primarily on opportunities that might strategically enhance shareholder value, will have more day-to-day interaction in areas such as financial management and strategic direction. For these services, Mr. Brown's compensation was increased in February 2004 from $3,000 per month to $8,000 per month through July 31, 2004.

PRODUCTS

         We market and sell the following products:

            o THIN TAB(R) MAHUANG FREE -- Thin Tab(R) Mahuang Free helps stimulate the metabolism without ephedra and helps break through weight loss "plateaus." Introduced in the fourth quarter of 1999.

            o ORIGINAL CARB CUTTER(R) -- The Original Carb Cutter(R), is a supplement formulated to support the controlled carb lifestyle. It contains natural substances that can help to accelerate the body's natural ability to metabolize excess glucose from refined carbohydrates and sugars so they are burned as energy - not stored as fat. Introduced in the fourth quarter of 1999.

            o EAT LESS(R) -- Low carbohydrate diets are one of the most effective ways to lose weight. However, they often lack fiber, which can slow weight loss. Eat Less(R) is helpful for low carbohydrate diets by reducing caloric intake, and supplemental fiber, while still successfully maintaining a low carbohydrate diet. Introduced in the fourth quarter of 2002.

            o CARB CUTTER(R) PHASE2 -- Carb Cutter(R) "Phase 2" may be used as an adjunct to the Original Carb Cutter(R). It contains a natural substance -- "Phaseolamin 2250" that can help to neutralize excess starch from complex carbohydrates by binding with a key enzyme - alpha-amylase -without affecting nutrients and fiber in foods. Introduced in the third quarter of 2002.

            o FAT CUTTER(TM) EPHEDRA FREE - Excess fats are still a concern for low carb dieters. Fat Cutter targets the absorption of excess fats, allowing some of the fats to pass through undigested. Fat Cutter also provides quality minerals such as calcium which are often lacking in low carbohydrate dieters because of increased protein intake. Introduced in the first quarter of 2003.

            o ZOOM(R) -- Zoom(R) is a carbohydrate free, calorie free, sugar free alternative to popular energy drinks and contains a blend of natural herbs. It is enhanced with nutrients found naturally in the body and everyday foods. It contains Taurine, which is an important metabolic transmitter. Taurine increases the heart function and boosts energy. Zoom(R) also includes natural caffeine and a triple ginseng blend all of which play an important role. These ingredients go into the blood and nervous system within 10 minutes resulting in an energy boost. Introduced in the fourth quarter of 2003.

            o DIET A DAY(TM) "PHASE 2" -- Diet A Day "Phase 2" contains "Phaseolamin 2250" which helps neutralize excess starch from complex carbohydrates by binding with a key enzyme - alpha-amylase -without affecting nutrients and fiber in foods. It also contains natural ingredients to support healthy blood sugar levels following high starch meals. Introduced in the fourth quarter of 2003.

         As of March 15, 2003, we stopped selling any products that contain ephedra because of negative publicity surrounding the ingredient, including the Food and Drug Administration's announcement that it was considering a ban on ephedra. In December 2003 the FDA announced that it was banning the use of ephedra. Prior to March 15, 2003, we sold ThinTab(R), Fat Cutter Plus(R), and Carbolizer(TM), all of which contained ephedra.

         In 2003, sales of ThinTab(R) and Fat Cutter Plus(R) totaled $61,843.

         Our third ephedra-containing product, Carbolizer(TM), was assigned to KMS-Thin Tab 100, Inc. in September 2002 as part of a larger general settlement of pending litigation with KMS and J.C. Herbert Bryant, III.

         In 2002, sales of ephedra-containing products were approximately $965,608; however, a significant amount of these products were returned to us by our customers. Although retailers who purchased those products from us may continue to sell them from their inventory until April, 2004 when the FDA's ban becomes effective, we believe that substantially all sales of these products have ceased.

         Acutrim(R) Natural was introduced into our product line in 2001. We purchased The Acutrim(R) trademark in the first quarter of 2001. After we purchased the trademark, we reformulated and repositioned the marketing of the Acutrim(R) product. We sold this trademark in 2003 for $300,000.

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

CLINICAL TESTING

         No regulatory agency specifically requires that a marketer of dietary supplements perform clinical testing. However, the claims that are made with respect to our products' performance are subject to review by various state and local authorities, including, the Federal Trade Commission. As a result, in 2001, we initiated a practice of performing independent clinical trials of our principal products. To date, Carb Cutter(R) has been tested, and Eat Less(R) is currently under review. These trials are meant to substantiate that our products work as described in our advertising, labeling, or other consumer-directed communications. These double blind placebo trials are conducted by Marshall-Blum LLC, an independent research company with twenty years of experience in product testing. Marshall-Blum follows strict clinical guidelines to assist with product compliance with applicable regulations and scientific standards. The FDA has recently required that products like ours receive an Investigational New Drug number before clinical testing can be conducted. We are considering whether we will continue to conduct clinical testing of our products in light of the additional expense and legal uncertainties attendant to this new requirement.

MARKETING

         We currently design and develop all of our products, marketing and advertising in house. We try to create market awareness and sales through name-brand recognition of our trademarked products.

         We target our own print advertising to develop brand awareness and recognition in consumer magazines, The National Enquirer, and The Globe. We intend to continue directly promoting our products through the print media.

         In addition to our own national print advertising program, we have ongoing "co-op" programs with most of the major retailers who sell our products. These programs require us to spend a certain percentage of projected revenue to be generated by our customers' sales of our products on targeted advertising for that retailer through marketing vehicles such as Sunday newspaper inserts and promotional "10-30" day price specials. We are obligated to spend these co-op dollars irrespective of the actual revenue generated by the sales of our products with that retailer. These co-op programs target several million consumers and are intended to drive sales to the specific retailer.

         In connection with our marketing efforts, we sometimes offer, or are required to grant, cash discounts, new store discounts and pay slotting fees for inclusion of our products in the customer's "Plan-O-Gram." We also sometimes give allowances based on factors such as volume.

         All of our products are included in the "plan-o-gram" marketing programs of the major retailers who sell our products. These programs give our products identical shelf and aisle positions in all locations in a particular chain of stores using a pre-planned, in-store display format. The plan-o-gram program guarantees consistent distribution and location of our products in all stores. The major retailers periodically review the products that participate in their plan-o-gram programs, sometimes as often as quarterly. There can be no assurance that our products will remain in any given retailer's plan-o-gram program. If one of our products is removed from a retailer's plan-o-gram program, it is likely that the sales volume of that product by that retailer would decline.

         We report our net revenue after subtracting

            o co-op advertising and promotions given to the customers to promote the product and improve sales;

            o   cash discounts;

            o   slotting fees and new store discounts; and

            o   returns and allowances.

         In 2003 those expenses totaled $1,837,460, compared with $1,514,299 in 2002.

MANUFACTURING AND SHIPPING

         Garden State Nutritional, a division of Vitaquest International Inc., manufactures all of our products. GSN is a state-of-the-art supplement, liquid, and powder manufacturer, which owns a 200,000 square foot manufacturing facility in West Caldwell, New Jersey. GSN has been known as an industry leader for more than 25 years. GSN has the capacity to support the production of all of HNS's product needs for the foreseeable future. During 2001, we did not have a term contract with GSN, but acquired our needed inventory on a purchase order basis. In early April 2002, we entered into a two year exclusive manufacturing contract with GSN under which we purchase all of our products from GSN. Although back-up suppliers are identified and available, the loss of this supplier would have a material adverse affect on us. GSN's research and development personnel, in conjunction with our in-house team, develop our product formulations. Pursuant to the terms of our exclusive manufacturing agreement with GSN, we have a $450,000 line of credit with GSN with 60 day terms. GSN informally has allowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2003, the balance owed to GSN under this line of credit was $502,424.

         At December 31, 2003 we also owed GSN $778,000 under the terms of an amended promissory note.

         Our production/assembly personnel package products once they are received from GSN. Our production/assembly personnel fill out shipping documents and oversee quality control and inventory flow. Our orders from large retailers are shipped on pallets using the preferred freight company of the retailer's choice.

INTELLECTUAL PROPERTY

         Our policy is to pursue registration of all of the trademarks associated with our key products. We currently own federal registrations, have pending federal applications, or hold common law rights on all of our products. We have also registered several of our advertising slogans, including "I cheat(R)," and "We cheat(R)." Federally registered trademarks have a perpetual life, provided that they are renewed on a timely basis and are used properly as trademarks, subject to certain rights of third parties to seek cancellation of the marks.

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

         Mr. Tisi, our Chief Executive Officer and President has developed relationships with our customers, vendors and other industry participants that have enabled us to maintain our operations, and, in the last year, grow our business. The loss of his services would severely impair our ability to function as we currently do. In addition to being our CEO, Mr. Tisi is responsible for our product development, marketing, operations and finance. We have reviewed, and continue to review, supplementing Mr. Tisi's activities with additional executive capacity, but working capital limitations limit our ability to identify and recruit appropriate candidates.

         The Board has recently expanded the role of our Chairman, James Brown. Mr. Brown, who has to date focused primarily on opportunities that might strategically enhance shareholder value, will have more day-to-day interaction on areas such as financial management and strategic direction.

PRODUCT DISTRIBUTION

GENERAL

         Our customers are predominantly drug, health food, and mass retailers who sell our products to the retail consumer. Although we may have contracts with our customers which generally outline certain aspects of our relations with them, these contracts do not obligate them to purchase any of our products. Our customers purchase our products on a purchase order basis.

DRUG, HEALTH FOOD AND MASS RETAILERS

         During 2003, we continued to diversify our customer base by establishing one or more of our products in more than seventeen different drug, health food, and mass retailers. We estimate that Carb Cutter(R) is now available in more than 25,000 store locations nationwide. Because our customers purchase our products on a purchase order basis, there can be no assurance that our products will continue to have "full distribution" (or any distribution) by the retailers that carry them.

         One or more of our products are currently sold by the following mass retailers: Wal-Mart approximately (2,000 locations), Walgreens approximately (3,500 locations), Rite-Aid approximately (3,600 locations), CVS approximately (4,100 locations), Brooks (Maxi Drug) approximately (330 locations), Vitamin World approximately (600 locations), H. E. Butt Grocery Co. approximately (250 locations), Wakefern approximately (200 locations), Sav-On approximately (1,300 locations), Giant Landover approximately (180 locations), Giant Eagle approximately (188 locations), Eckerd's approximately (2,600 locations), GNC approximately (4,000 locations), Albertsons approximately (2,000 locations), Duane Reade approximately (190 locations), Long's approximately (400 locations) and Vitamin Shoppe approximately (80 locations).

         In 2003, we derived approximately 92% of our net revenues from these customers.

INDEPENDENT RETAIL HEALTH AND PHARMACY STORES

         In 1999, we began selling our products through independent retail health and pharmacy stores through in house tele-mareketing. In 2003, $167,135 (or 2.5%) of net revenues came from independent health and pharmacy accounts. In 2002, $246,456 (or 6.9%) of net revenues came from independent health and pharmacy accounts.

         We believe that our revenue from the independent customers declined in 2003 mostly because with many independents going out of business, we concentrated our distribution efforts on our mass retailer distribution network, and our focus only on re-orders with existing independent customers instead of trying to generate new accounts through special promotions.

SIGNIFICANT CUSTOMERS

         We depend on several significant customers for a large percentage of our sales. Our six largest customers are GNC, Wal-Mart, Walgreens, Rite Aid, CVS and Eckerd Drugs. These six customers, combined, accounted for 83% of our net revenues in 2003. In 2002, these same six customers accounted for 64.8% of our net revenues. The loss of one or more of these customers could have a material adverse effect on the Company.

GOVERNMENT REGULATIONS

         The processing, formulation, packaging, labeling, and advertising of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which its products are sold. In addition, we manufacture and market certain of our products in substantial compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. and other voluntary standard organizations.

         The Dietary Supplemental Health and Education Act recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted and costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements we use to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that FDA could allege false statements were submitted to it if structure/function claim notifications was either non-existent or so lacking in scientific support as to be plainly false.

         FFD&CA also authorizes the FDA to promulgate good manufacturing practice regulations for dietary supplements, which would require special quality controls for the manufacture, packaging, storage, and distribution of supplements. Although the final version of the GMP rules has not yet been issued, we anticipate we will be in substantial compliance with the proposed regulations once they are enacted. FFD&CA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules, which took effect in March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products. We believe we are in substantial compliance with these new requirements.

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

         In certain markets, including the United States, claims made with respect to dietary supplements, personal care or any of our other products may change the regulatory status of our products. For example, in the United States, the FDA could possibly take the position that claims made for some of our products make those products new drugs requiring preliminary approval. The FDA could also place those products within the scope of its a Food and Drug Administration over-the-counter drug regulations and require it to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the Food and Drug Administration. We do not at present sell OTC drug products. If the FDA were to assert that our product claims cause them to be considered new drugs or fall within the scope of over-the-counter regulations, we would be required to either file a new drug application, comply with the applicable monographs, or change the claims made in connection with our products. The FDA has recently required that products like ours secure an Investigational New Drug number prior to being eligible for human clinical trials. This will make such trials significantly more expensive and may subject the Company to additional regulation. We are considering whether we will continue to conduct clinical testing of our products in light of the additional expense and legal uncertainties attendant to this new requirement.

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

         The FTC regulates the marketing practices and advertising of all our products. In the past several years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that act. A false advertisement is one that is "misleading in a material respect." In determining whether an advertisement or labeling information is misleading in a material respect, FTC determines not only whether overt representations and implied representations are false, but also whether the advertisement fails to reveal material facts. Under FTC's standard, any health benefit representation made in advertising must be backed by "competent and reliable scientific evidence" by which FTC means:

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

         We may be required to obtain an approval, license, or certification from a foreign country's ministry of health or comparable agency prior to entering a new foreign market. We work with local authorities in order to obtain the requisite approvals, license, or certification before entering a foreign market. The approval process generally requires us to present each of our products and product ingredients to appropriate regulators and, in some instances, arrange for testing of our products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain of our products or certain ingredients contained in our products. We must also comply with product labeling and packaging regulations that are different from country to country. In markets where a formal approval license or certification is not required, we will rely upon the advice of local counsel in each country, to help us ensure we comply with the law.

         We cannot predict what new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities. We do know that our industry has come under increased scrutiny, principally because of the FDA's investigation of the use of ephedra. In February, 2004, the FDA published a final rule, effective in April 2004, prohibiting the sale of dietary supplements that contain ephedrine alkaloids (ephedra). The FDA took that action based on its determination that such supplements present an "unreasonable risk of illness or injury." We stopped selling products containing ephedra in March 2003.

         Moreover, the FDA is expected to increase its enforcement activity against dietary supplements that the agency considers violative of FFD&CA. In particular, the FDA is increasing its enforcement of DSHEA provisions. Those enforcement activities will be enhanced by the passage in January, 2004, of the Agriculture Appropriations, FY 2004 (Public Law: 108-199), which appropriated to the FDA an additional $11, 400,000 for enforcement of dietary supplement regulations. That appropriation was over and above the increased enforcement budget FDA received for FY 2004.

         We believe we will become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which we consider favorable may be repealed, or more stringent interpretations of current laws or regulations will be implemented in the future. The FDA may restrict or prohibit the sale and marketing of additional dietary supplement ingredients. Any or all of such requirements could be a burden and costly, to us. Future regulations could:

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

COMPETITION

         The diet industry is highly competitive. We compete directly with the following companies: Atkins Nutritional, Twinlabs, Metabolife International, Inc, Rexall Sundown, Dexatrim, Natures Bounty (NBTY) and Slim Fast. We also compete indirectly with companies that use direct marketing to distribute diet products directly to the retail consumer without the use of an intermediary such as a mass retailer. These companies use television and radio advertising which can range from thirty second commercials to full length thirty minute infomercials. Many of these companies also attempt to bring their best selling brands to the retail market. When they do, the products then compete directly with our's.

         Our product formulae are not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. In addition, many of our competitors sell to the same customers as we do. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations. We strive to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We believe that this allows us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging.

         The most significant barrier to entry within our industry is the difficulty of establishing a new product. This involves a significant capital commitment to advertise the product, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. Test marketing also requires a significant commitment of time and capital. These barriers effect us as well as our competition. Many of our competitors are significantly better capitalized and have significantly more human resources than us.

FINANCING

GSN FINANCING

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement. The amount was represented by a promissory note of approximately $700,000. Our repayment schedule required equal monthly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket lien on our assets to GSN. The occurrence of any of the following events constitute a default under this promissory note:

            o the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing;

            o the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code, or any other federal or state law relating to insolvency or relief of debtors, and

            o Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to GSN is obtained within thirty days).

         In July 2003 the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000.

         The new note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. At December 31, 2003, the balance owed to GSN for the note is $778,579. We met the obligation with respect to the $300,000 by using the proceeds from the sale of Acutrim(R) that we received in August 2003.

         In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60 day terms. GSN has allowed us to have as much as $1,000,000 outstanding at certain times under the line of credit. At December 31, 2002, the balance owed to GSN under this line of credit was $892,878. Under our line of credit, the balance owed on December 31, 2003 was $502,424.

         GSN has allowed us to exceed our line of credit terms in the past. If they do not continue to allow us to exceed our credit line with them, we may not have adequate working capital to respond to demand by our customers, new opportunities that are presented to us. We believe that the terms of the GSN financing are significantly better than those which any other source of financing may provide to us.

VENDOR FINANCING

         We consider our relationships with our vendors to be good. During 2003, we were able to increase our credit limits as well as improve our payment terms with certain vendors.

PRODUCTS LIABILITY INSURANCE

         We are currently insured for products liability claims up to an aggregate of $5,000,000.

         We are also an additional named insured on GSN's products liability policy, which has an aggregate coverage of up to $2,000,000.

         Through March 2004, our product liability insurance was written on an occurrence basis; i.e., our coverage related to when an incident giving rise to a claim occurred, irrespective of whether that particular policy was in force when the claim was made. As of March 2004, our product liability insurance is on a "claims made" basis. That means our coverage only becomes effective if the policy itself is in effect when an action, or notice of an action, is lodged with the carrier.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices and finished product warehouse is located in a 6,000 square foot facility at 3750 Investment Lane, Building 5, West Palm Beach, Florida, 33404. This lease expires on October 31, 2005 and provides for lease payments of approximately $2,375 per month. We also have leased a 4,000 square foot storage facility, also located at 3750 Investment Lane with lease payments of $2,136 per month. The lease expiries on October 31, 2006. All packaging and shipping is performed at this location.

         During the first quarter of 2002, we entered into a sublease of 4,000 square feet of excess warehouse space for approximately $1,800 per month, at December 31, 2003 the monthly lease was increased to $2,100 per month. Suite 1A is currently being rented on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

J.C. HERBERT BRYANT, III AND KMS-THIN TAB 100, INC.

         The Company was involved in the litigation with J.C. Herbert Bryant, III, a former officer, director and one of our shareholders, and KMS-Thin Tab 100, Inc., which was settled in September 2002. The settlement agreement generally provided for Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.CC, and Carbcutter.cc to HNS, and to take other action to eliminate confusion over the ownership of the Thin Tab(R) name. Additionally, each of the adverse parties generally released the others. As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also transferred its rights to the Carbolizer(TM) product to KMS. Carbolizer(TM) contained ephedra and in our judgment would have required a considerable investment of corporate attention and money to remanufacture, repackage, and promote, to significantly increase its revenue share. The value of Carbolizer(TM) in facilitating settlement of the law suit, and recovering control over more valued HNS trademarks, was deemed of greater benefit to the Company.

         In October 2003, HNS terminated the distribution agreement with KMS based on KMS breach of material terms of the Agreement. HNS filed suit against KMS-Thin Tab 100, Inc. on December 1, 2003 for breach of contract, trademark infringement and for a declaration of rights that the Distribution Agreement is terminated and of no further force and effect. KMS has answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation. Currently pending are HNS's motion to dismiss counterclaim, motion to compel and for discovery sanctions and motion for sanctions against KMS.

         Twenty-two (22) cases have been filed alleging that our Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products have ever contained, or currently contains, PPA. Based on that defense, to date, all but two cases have been voluntarily dismissed after delivery to plaintiff's counsel information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA, or involuntarily dismissed by court order. Of the remaining two cases, one is subject of a stipulation for dismissal and is awaiting the Judge's final order of dismissal. The other case, being litigated pro se, remains pending, subject to HNS's filed motion for summary judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2003, we did not submit any matters to the vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                2003 Quarter Ended                    High                 Low
                ------------------                    ----                 ---
              December 31, 2003                      $0.53               $0.11
              September 30, 2003                      0.60                0.07
              June 30, 2003                           0.10                0.04
              March 31, 2003                          0.05                0.04

                2002 Quarter Ended                    High                 Low
                ------------------                    ----                 ---
              December 31, 2002                      $0.08               $0.04
              September 30, 2002                      0.15                0.08
              June 30, 2002                           0.17                0.05
              March 31, 2002                          0.55                0.05

         On December 31, 2003, there were 82 holders of record of our common stock.

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

         We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

         The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options under our 1998 Stock Option Plan for employees, officers, directors, and independent contractors.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      (c)
                                                                                             Number of securities
                                            (a)                          (b)                remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan category               warrants and rights                rights              reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              556,500                       $.43                        693,500
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders(1)                --                         --                             --
--------------------------------------------------------------------------------------------------------------------
         Total                            556,500                       $.43                        693,500
====================================================================================================================

(1) We do not maintain equity compensation plans that have not been approved by our stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

         The following discussion of our results of operations and financial condition should be read along with our Consolidated Financial Statements listed in Item 8 and the Notes to them appearing elsewhere in this Form 10-KSB.

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

We recognize revenue when

            o   Persuasive evidence of an arrangement exists

            o   Shipment has occurred

            o   Price is fixed or determinable, and

            o   Collectability is reasonably assured

Subject to these criteria, except with respect to customers that buy our products on "pay on scan terms," we recognize revenue at the time of shipment of the relevant merchandise. "Pay on scan" sales are treated as consignment sales by us. In the case of these consignment sales, we record revenues, and remove the items from inventory when the customer reports the sales to us. Normally we are notified of the customer's sales through periodic sales reports, payments or when the customer reorders the relevant product.

         On December 31, 2003, we had approximately $286,000 of inventory on consignment relating to its "pay on scan" sales. At December 31, 2002, we had no inventory on consignment.

         Included in the net sales in the accompanying financial statements for the twelve months ended December 31, 2003 and 2002 are reductions for returns and allowances, sales discounts, new store opening discounts and co-op advertising and promotions in the amounts of $1,882,460 and $1,514,299 , respectively. The increase in sales reductions in year 2003 was primarily due to the sales returns and allowances, co-op advertising and promotions.

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

CUSTOMER LIABILITY ESTIMATES

         The Company estimates and accrues expenses and liabilities for co-op advertising and promotions and returns and allowances for outdated products as a reduction of sales. The liability is maintained until the customer takes the deduction against payments due. This liability is netted against the accounts receivable account on the balance sheet. The amount at December 31, 2003 was $863,301 and December 31, 2002 was $792,079.

         We may incur a liability to a customer in three ways:

            o We and the customer may agree that if the customer includes an advertisement for our products in the customer's advertising circulars, we will discount our products to the customer during the period of time surrounding the use of the circulars;

            o Some of our customers have a policy that requires us to fund cooperative advertising and promotions in an amount equal to 10% to 15% of the gross revenue generated within the year; and

            o In some cases, if the dating of our product in inventory at the customer's location expires, the customer may seek a credit from us.

         We record the liability when we determine that the customer is taking an action that will result in an expense to the Company in the future. For example, when we agree to fund an advertising promotion in a given month, we create a liability for that promotion. We also establish reserves for returns we believe likely. Typically, these liabilities remain outstanding for three to six months.

OVERVIEW

         We believe that industry trends as well as factors specific to us will impact our future results. Following are some key points that we believe are important in understanding our position today, and our outlook for the future.

         TRENDS IN OUR INDUSTRY

         According to the Nutrition Business Journal, revenues from the sale of dietary supplements in year 2003 were up approximately 2 percent from those reported in year 2002. Particularly, because of their popularity, increased consumer use of low carbohydrate diets will benefit products like ours. Our product formulae are not proprietary. Similar formulations to our flagship product, Carb Cutter(R), have been developed and have achieved full distribution at all of our customers. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. Many of our competitors sell to the same customers as we do. In addition to our existing competitors, we believe some of these potential competitors will begin to market carbohydrate diet assisting products. In this respect, the very popularity of the low carbohydrate diets may encourage additional stronger competitors to compete with us. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations.

         We try to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We also trademark our proprietary brand names. We believe that this helps us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging. None of our efforts in differentiating ourselves, however, will insure that existing or potential competitors will not erode our market share.

         The most significant barrier to entry within our industry is the difficulty of establishing a new product. This involves significant commitment to advertise the product, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. Test marketing also requires a significant commitment of time and capital. Those factors effect us as well as our competition. Many of our competitors are significantly better capitalized and have significantly more human resources than us.

         REVENUE AND INCOME

         Net revenues for the twelve months-ended December 31, 2003 increased by $2,984,358 to $6,552,206 compared to net revenues of $3,567,848 in 2002. Net
Revenue from two of our major customers increased by $2,556,363. Increases in both the co-op-advertising and promotions and the in-house advertising in the respective amounts of $282,090 and $1,003,489 significantly contributed to the increase in net revenue. During the twelve months ended December 31, 2003, six companies accounted for 83.5% of our net revenues compared to 64.8% in 2002. Two of our largest customers accounted for 61% of the net revenue in 2003 compared to 41.5% for our two largest customers in 2002. Although we are encouraged by the increase in net revenues generally, the increased concentration of our business in fewer customers makes us more vulnerable to changes in their purchasing practices or, in some cases, the customers' reluctance to do business with suppliers if those suppliers represent too large a part of the suppliers total sales.

         Net income for the twelve months ended December 31, 2003 compared to the same period in 2002, increased by $668,753, from $27,606 to $696,359. However, of that amount, approximately $275,000 was a gain from the sale of our Acutrim(R) product line. That means our operating income for the same twelve month period increased by $393,753.

         In 2003, our operating income was $472,932, after expensing $244,421 of incentive compensation for our CEO. This bonus is based on a formula contained in his employment agreement dated January 1, 2002, as follows:

            o 5% of the increase in net revenues for the period as measured against the corresponding period the year before, plus

            o   10% of net income for the period.

         In 2003, we have been able to increase our net revenues and maintain control over our administrative costs. The general and administrative expenses for year ended December 31, 2003 were $2,113,918 or 32% of net revenues versus $1,524,678 or 42% of net revenues for the same period in 2002. While administrative costs rose, their rate of increase was less than the rate of our rise in revenue. As discussed in more detail below, we expect our administrative costs to increase in 2004.

         INSURANCE

         Insurance for the products we sell has become significantly more expensive. The policy becoming effective in March 2004 carries a premium over twenty times higher than for our prior policy, and because it is written on a "claims made" rather than an "occurrence" basis, does not provide as much continuity of coverage as we historically have enjoyed. We purchased $5,000,000 worth of coverage for 2004, as opposed to the $6,000,000 we had in 2003. While we believe the level of coverage to be adequate to meet the needs of our customers and provide us with appropriate risk protection, there is no assurance that we will be able to obtain coverage in the future. We do not believe that we will be able to secure "claims made" coverage in the foreseeable future.

         INCREASED COSTS

         The increasing oversight mandated by the Sarbanes-Oxley Act coupled with changes we have made in response to the occurrences giving rise to the earnings restatement for the third quarter of 2003 have led to the following.

            o Our auditor, Daszkal Bolton, will be required to spend more time in assessing our internal controls and assisting us in implementing other provisions of the Sarbanes-Oxley Act.

            o The audit committee has expanded their review and interaction with management.

            o Our costs for legal and other professional services, including the retention of professionals to consult on areas related to Sarbanes-Oxley, will rise significantly.

         ADEQUATE WORKING CAPITAL

         Our working capital situation improved in 2003, but cash constraints continue to limit our ability to grow. In addition, a change in our sole manufacturer's informal overtime financing arrangements with us could make it difficult or impossible to support our current level of sales. In addition, the loss or reduction in sales to any of our key customers would negatively impact our working capital. Management and the Board of Directors continue to explore alternative sources of capital to fund operations and support potential growth, but we have not identified any financing sources superior to or as good as that provided to us by our sole manufacturer.

         DIVERSIFICATION

         In 2003, we continued to implement our Company's strategic plan of diversifying our product line by developing and promoting new products. For example, in 2003, we received initial orders for our new Carb Cutter(R) Phase 2 product, and, by year's end, introduced Zoom(R). It is too early to determine whether customers will accept Carb Cutter(R) Phase 2 on a long term basis, or whether Zoom(R) product will be successful. This strategy is intended to minimize the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area. Despite the introduction of new products, we remain significantly dependent on a single brand, the original Carb Cutter(R).

         RECENT DEVELOPMENTS

         In July of 2003, the Board of Directions determined to consider strategic alternatives to either enhance or replace our neutraceutical business. The Board intends to continue to assess what steps can be taken to realize greater value for our shareholders. These include the possibility of acquiring additional businesses for stock and/or the sale of the Company or substantially all of its assets, including the ongoing possibility of such a sale to Mr. Tisi or an entity controlled by him.

         On November 26, 2003, we entered into an agreement with TeeZee, Inc., a Company wholly owned by Mr. Tisi, to sell substantially all of our assets, subject to approval by our shareholders, for $411,000 in cash and notes and the assumption of substantially all of our liabilities. Prior to entering into the definitive agreement, the Board of Directors considered strategic alternatives with particular attention to the risks associated with our diet-related nutraceuticals business and the increasingly challenging regulatory, legal and insurance environment for the nutraceuticals industry, and weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, to render an opinion as to the fairness of the transaction, from a financial point of view. Mr. Tisi subsequently informed us that based upon the expiration of his employment agreement on December 31, 2003, if the sale was not approved by our shareholders, he would terminate his employment with us. In February, we restated our earnings for the third quarter of 2003, which lowered our reported earnings for the period. At that time, Mr. Tisi also told the Board he was willing to continue to serve as our chief executive officer - subject to the execution of a definitive agreement - even if the Board decided not to accept his offer. Capitalink thereafter rescinded its fairness opinion which was based in part on the third quarter results. As a result, on February 23, 2003, we terminated the agreement with Tee Zee, Inc. Tee Zee, Inc. has left open its offer to purchase substantially all of our assets. The Board of Directors is continuing to review Mr. Tisi's offer, in light of developments subsequent to the termination of the agreement, principally with reference to our future prospects and Mr. Tisi's new agreement to remain as our CEO through December 31, 2005.

         On April 9, 2004, and effective as of December 31, 2003, Mr. Tisi, our CEO, entered into a new two-year employment agreement with us. The terms of Mr. Tisi's contract increased his base salary from

$147,000 to $164,000, and continues to allow him to earn a bonus based on increases in revenue, and net income. Provisions dealing with Mr. Tisi's ability to compete with the Company have been modified in our favor. Mr. Tisi's agreement to continue with us through December 31, 2005 significantly increases our flexibility in considering ways to enhance shareholder value, including the possible sale of the Company or substantially all of its assets.

         Mr. Tisi has developed relationships with our customers, vendors and other industry participants that have enabled us to maintain our operations, and, in the last year, grow our business. The loss of his services would severely impair our ability to function as we currently do. In addition to being our CEO, Mr. Tisi is responsible for our product development, marketing, operations and finance. We have reviewed, and continue to review, supplementing Mr. Tisi's activities with additional executive capacity, but working capital limitations limit our ability to identify and recruit appropriate candidates.

         The Board has recently expanded the role of our Chairman, James Brown. Mr. Brown, who has to date focused primarily on opportunities that might strategically enhance shareholder value, will have more day-to-day interaction on areas such as financial management and strategic direction. For these services we increased Mr. Brown's compensation in February 2004 from $3,000 per month to $8,000 per month through July 31, 2004.

RESULTS OF OPERATIONS

         Beginning with the year ended December 31, 2002, we stopped reporting our financial results based on gross revenues and began reporting based on net revenues. We report our net revenue after subtracting:

            o co-op advertising and promotions given to the customers to promote the product and improve sales;

            o   cash discounts;

            o   slotting fees and new store discounts; and

            o   returns and allowances;

         These amounts were formerly included in gross revenues and for comparison purposes net revenue numbers are not presented prior to 2002 because they are unavailable.

         In 2003, the amount of the subtraction was $1,837.460 compared to $1,514,299 in 2002, an increase of 21% compared to an increase in net revenue of 84%. The increase in the amount of the subtraction was less than the amount of increase in net revenues because some of our new major customers do not ask us to participate in co-op-advertising and other promotions and, we believe, because of the greater efficiency of advertising associated with greater volume.

NET REVENUES

Year ended December 31, 2003 compared with Year ended December 31, 2002

         Net revenues for the twelve months-ended December 31, 2003 increased by $2,984,358 to $6,552,206 versus the comparable period in 2002 of $3,567,848. Net revenue from two of our major customers increased by $2,556,363 and accounted for 61% of our net revenue in 2003 compared to 44.5% of our net revenue account for by our two largest customers in 2002. Increases in the co-op-advertising and promotions, and in-house advertising, in the amounts of $282,090 and $1,003,489 respectively, significantly contributed to the increase in net revenue. During the twelve months ended December 31, 2003, six customers accounted for 83.6% of our net revenues, compared to 64.8%.

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Net revenues for the twelve months-ended December 31, 2002 decreased by $272,541 to $3,567,848 versus the comparable period in 2001 of $3,840,389, also because of a soft market and reduced advertising.

         During the twelve months ended December 31, 2002, six companies accounted for 64.8% of our gross revenues. GNC, our largest account, accounted for 20.5% of gross revenues versus the comparable period in 2001 of 20.8%.

COST OF SALES

Year ended December 31, 2003 compared with Year ended December 31, 2002

         Cost of sales for the twelve months ended revenues for December 31, 2003 was $2,514,758, or 38.4% of net revenues, compared to $1,511,826, or 42.4%
of net revenues for the twelve months ended December 31, 2002. The decrease in cost of sales as a percentage of net revenues is primarily attributed to higher sales of Carb Cutter(R), which has lower cost of goods that the company average. The purchase of larger quantities also enabled the company to obtain better prices on major components.

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Cost of sales for the twelve months ended December 31, 2002 was $1,511,826, or 42.4% of net sales, compared to $1,903,755, or 49.6% of net sales for the twelve months ended December 31, 2001. The decrease in cost of sales as a percentage of net sales is primarily attributed to higher sales of Carb Cutter(R), which had a formula change in 2002 decreasing the cost of goods sold. Additionally, the cost of sales was reduced by $73,747, which represents imputed interest on our Note with GSN. The cost of sales as a percentage of net sales without this discount is 44.4%.

GROSS PROFIT:

Year ended December 31, 2003 compared with Year ended December 31, 2002

         Gross profit for the twelve months ended December 31, 2003 was $4,037,448 an increase of $1,981,426, or 96.4% compared to gross profit of $2,056,022 for the twelve months ended December 31, 2002. As a percent of net sales, gross profit was 61.7% for the twelve months ending December 31, 2003, as compared to 57.6% for the twelve months ended December 31, 2002. The increase in gross profit dollars is primarily attributable to the increase in net revenue and the decrease in cost of goods as explained above.

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

OPERATING EXPENSES:

Year ended December 31, 2003 compared with Year ended December 31, 2002

         Operating expenses were $3,564,516 for the twelve months ended December 31, 2003, compared to $1,980,493 for the twelve months ended December 31, 2002, representing an increase of $1,584,023. As a percent of net sales, operating expenses were 54.5% for the twelve months ended December 31, 2003, compared to 55.5% for the twelve months ended December 31, 2002. Advertising and promotion expenses were $1,428,838 for the twelve months ended December 31, 2003, compared to $425,349 for the twelve months ended December 31, 2002, representing an increase of $1,003,489. As a percent of net sales, advertising and promotion expenses were 21.8% for the twelve months ended December 31, 2003, compared to 11.9% for the twelve months ended December 31, 2002. General and administration expenses were $2,113,918 for the twelve months ended December 31, 2003, compared to $1,524,678 for twelve months ended December 31, 2002, representing an increase of $589,243. This increase was primarily due to the increases in:

            o broker commissions of $85,644, due to the increase in our volume of business;

            o officer's bonus of $243,468, based on the increase in revenue and the net income;

            o consulting fees of $61,821, of which $37,000 was on account of investment banking advisory services in connection with our consideration of strategic alternatives, and the remainder of which was on account of information technology enhancements;

            o legal & professional fees of $69,642 due to the costs of the proposed transaction with TeeZee, Inc. and the restatement of earnings for the third quarter; and

            o research and development expenses of $104,340, for three product studies.

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Operating expenses were $1,980,493 for the twelve months ended December 31, 2002, compared to $3,313,837 for the twelve months ended December 31, 2001, representing a decrease of $1,333,344. As a percent of net sales, operating expenses were 55.5% for the twelve months ended December 31, 2002, compared to 86.3% for the twelve months ended December 31, 2001. Advertising and promotion expenses were $425,349 for the twelve months ended December 31, 2002, compared to $881,541 for the twelve months ended December 31, 2001, representing a decrease of $456,192. Expenditures of $901,600 and $1,523,943 for the years 2002 and 2001, respectively, which were previously classified as advertising and promotion expenses were classified to revenues. These expenses in 2001 were primarily due to expenses associated with the new product launches of Fat Cutter and Carbolizer(TM) as well as expenses associated with expanding the distribution of our other products. General and administration expenses were $1,524,678 for the twelve months ended December 31, 2002, compared to $2,400,680 for twelve months ended December 31, 2001, representing a decrease of $876,002. This decrease was primarily a result of reductions in personnel expenditures, factoring expenditures offset in part by professional fees associated with litigation during 2002.

NET INCOME FROM OPERATIONS

Year ended December 31, 2003 compared with Year ended December 31, 2002

         Net income for the twelve months ended December 31, 2003 was $696,359 or $0.19 per share, compared to $27,606 or $0.01 per share for the twelve months ended December 31, 2002. The increase in net income of $668,753 was a result of our commitment to control the operating expenses and the increase in advertising expenditures, which attributed to the increase in gross revenues. The sale of Acutrim contributed $274,945 or 39.5% of the net income for the year.

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Net income for the twelve months ended December 31, 2002 was $27,606 or ..01 per share, compared to a net loss of $(1,399,533) or $(.39) per share for the twelve months ended December 31, 2001. The increase in income was a direct result of our commitment to reduce the operating expenses, resulting in a decrease of $1,333,344 over the prior year.

CARRY FORWARD LOSS

         We have a net operating loss carryforward, as of December 31, 2003 of $366,052 for tax purposes to offset future taxable income. The net operating loss carryforward expires in 2022.

LIQUIDITY & CAPITAL RESOURCES

         During the twelve months ended December 31, 2003, the Company has continued to control costs, and maintained profitability, with net income from operations of $472,982. Although we anticipate high administrative costs in 2004, based on these results, and assuming we can maintain our current financing arrangements with GSN, providing us with the informal availability or up to $1,000,000 in credit, and continued expense control, we believe that our operations will provide sufficient cash to support our activities for the next 12 months. However, if GSN determines to alter the informal arrangements extending our limit of credit or our operations fail to generate positive cash flow, it is likely we would not be able to continue our operations, or their current level or as all.

         At December 31, 2003, the Company had a positive working capital of $167,140, compared to the prior year end, at December 31, 2002, of a working capital deficit of $702,970, an improvement of $810,110 and is primarily the result of increased net income, including the sale of our Acutrim(R) product line.

         At December 31, 2003, the Company had inventory of $1,159,470, compared to $438,375 at December 31, 2001. The increased inventory, of $721,095, was primarily the result of increased stocking and delivery requirements due to the increased sales on all items and the stocking requirements of Phase 2 which accounted for 34% of the total inventory.

         Net cash provided by operating activities for the twelve months ended December 31, 2003 was $441,777 compared to $190,329 provided by operating activities for the twelve months ended December 31, 2002. The resulting increase in cash provided was primarily due to the increases in the net income and the satisfaction of accounts payable upon the issuance of the amended promissory note to GSN.

         Net cash from investing activities was $269,986. The funds were provided from the sale of the Acutrim(R) trademark.

         Net cash used in financing activities for the twelve months ended December 31, 2003 was $718,421 compared to net cash used by financing activities of $257,493 for the twelve months ended December 31, 2002. This is primarily attributable to payments made to Garden State Nutritionals on account of the outstanding note payable.

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement. The amount was represented by a promissory note of approximately $700,000. Our repayment schedule required equal monthly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket lien on our assets to GSN. The occurrence of any of the following events constitute a default under this promissory note:

            o the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing;

            o the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code, or any other federal or state law relating to insolvency or relief of debtors, and

            o Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days).

         In July 2003 the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000.

         The new note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. At December 31, 2003, the balance owed to GSN for the note is $778,579. We met the obligation with respect to the $300,000 by using the proceeds from the sale of Acutrim(R) that we received in August 2003.

         In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60 day terms. GSN has allowed us to have as much as $1,000,000 outstanding at certain times under the line of credit. At December 31, 2002, the balance owed to GSN under this line of credit was $892,878. Under our line of credit, the balance owed on December 31, 2003 was $502,424.

         Our working capital constraints make it difficult to grow our business, and any reduction in informal arrangements allowing us to exceed our credit limits with Garden State Nutritional would have a materially adverse impact on us. Management and the Board are seeking additional sources to finance our business. While our cash flow from operations has improved, we believe that greater capital availability is required to facilitate future growth and to cover additional expenses.

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

         Although we cannot predict what new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities. We do know that our industry has come under increased scrutiny, principally due to the FDA's investigation of the use of ephedra. We believe we will become subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities. We also believe the laws or regulations which we consider favorable may be repealed or more stringent interpretations of current laws or regulations will be implemented in the future. Any or all of such requirements could be a burden and costly, to us. Future regulations could:

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

COMMITMENTS AND CONTINGENCIES

         The Company discontinued all sales of products containing ephedra in March 2003. Our discontinued products, Fat Cutter Plus, Thin Tab(R), and formally owned Carbolizer(TM) product, contain ephedra, also known as "Ma Huang," an herb which contains naturally-occurring ephedrine. These products represented approximately 19% of our gross revenue for the twelve months ended December 31, 2002. In 2003, we sold $61,843 of ephedra-containing products.

         Ephedra containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects and were subsequently removed from the market due to an FDA pronouncement effective April 2004.

         We market ephedrine-free products. However, these formulations may not be popular with customers accustomed to products containing ephedra. On the other hand, to the extent that sales of ephedra-containing products by our competitors cease as a result of the new FDA ban, sales of our current non-ephedra products may be positively affected.

         Although we cannot predict what new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, we do know that our industry has come under increased scrutiny principally due to the FDA's investigation of the use of ephedra. We believe we will become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which we consider favorable may be repealed or more stringent interpretations of current laws or regulations will be implemented in the future. Any or all of such requirements could be a burden and costly, to us. Future regulations could:

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

PRODUCT LIABILITY

         The availability of product liability coverage has decreased and its cost increased materially. The Company, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We currently maintain product liability insurance coverage of $5,000,000.

         The Company's cost to procure this $5,000,000 beginning in March 2004 of coverage was over twenty times greater than the cost to procure the $6,000,000 worth of coverage in the prior year. In addition, the current coverage is on a "claims made" rather than an "occurrence" basis. Our ability to maintain appropriate products liability coverage in the future can not be guaranteed. The number of carriers offering product liability coverage to us is very limited. The loss of coverage would significantly impair our ability to continue business.

         We believe that our insurance coverage will be adequate to cover any claims relating to our products. We further believe that by ceasing to sell products containing ephedra and agreeing to accepting returns of our customers existing inventory, we reduced potential liability relating to ephedra. We are not aware of any claims similar to those relating to ephedra having been made with respect to any of the other ingredients contained in our products.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

THE COMPANY'S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION DUE TO THE LACK OF CAPITAL. BECAUSE OF THE UNCERTAINTIES IN OUR ABILITY TO SATISFY ITS FUTURE CAPITAL NEEDS, OUR INDEPENDENT AUDITORS' REPORT ON ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003 CONTAINS AN EXPLANATORY PARAGRAPH ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

         WE CURRENTLY HAVE A LIMITED NUMBER OF PRODUCTS. WE CURRENTLY MARKET SEVEN PRODUCTS, AND ARE HIGHLY RELIANT ON A SINGLE PRODUCT, THE ORIGINAL CARB CUTTER(R). The loss of, or deterioration in the popularity of any one or more of our other brands will have a material adverse effect on our Company.

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

         WE COULD BE ADVERSELY AFFECTED IF ANY OF OUR PRODUCTS OR ANY SIMILAR PRODUCTS DISTRIBUTED BY OTHER COMPANIES SHOULD PROVE OR BE ASSERTED TO BE HARMFUL TO CONSUMERS OR SHOULD SCIENTIFIC STUDIES PROVIDE UNFAVORABLE FINDINGS REGARDING THE EFFECTIVENESS OF OUR PRODUCTS. All of our products have certificates of analysis supplied by our manufacturer. We are highly dependent upon our customers' and the retail consumers' perception of the overall integrity of our business, as well as the safety and quality of our products and similar products distributed by other companies, which may not adhere to our quality standards. Our ability to attract and retain customers who, in turn, attract retail consumers, could be adversely affected by negative publicity regarding our products or one or more ingredients in our products or by the announcement by any governmental agency of a regulatory initiative relating to ingredients in our products.

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

         WE, LIKE OTHER SELLERS OF PRODUCTS THAT ARE INGESTED, FACE AN INHERENT RISK OF EXPOSURE TO PRODUCT LIABILITY CLAIMS IF, AMONG OTHER THINGS, THE USE OF OUR\PRODUCTS RESULTS IN INJURY. We currently have product liability insurance for our operations in amounts we believe are adequate for our operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, if at all, or, if available, will be adequate to cover such liabilities.

         RESTRICTIVE GOVERNMENTAL REGULATIONS GOVERN THE MANUFACTURING AND DISTRIBUTION OF OUR PRODUCTS. We are subject to numerous governmental regulations, including, but not limited to, regulations promulgated by FDA, FTC, and the Consumer Product Safety Commission, regarding the distribution, labeling, and promotion of our products. All of the ingredients that we use in our products have been reviewed by the FDA upon submission of information by others. If we intend to use any ingredient in our products that has not already been reviewed by the FDA, we would be required to submit the new dietary ingredient to the FDA and to demonstrate a history of safe use. If the FDA does not accept the evidence of safety we present for the new dietary ingredient, the FDA could determine that such result ingredient should be regulated as a food additive and require time consuming and costly FDA approval. Additionally, under the FD&CA (including NLEA and DSHEA), the FDA has issued regulations regarding labeling and marketing of our products, and the NLEA regulates nutrient and ingredient labeling. The FTC regulates marketing practices and advertising of our products. Our business and financial results could be materially harmed by our failure to comply with these labeling and marketing regulations.

         The laws and regulations relating to our products are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretation of existing laws. These changes may have a dramatic effect on our business. Such changes may be applied retroactively. The ultimate timing or effect of such changes cannot be predicted. Our failure to comply with such laws, requirements, and regulations could adversely affect our business and finances.

         WE DEPEND ON SIGNIFICANT CUSTOMERS FOR A LARGE PERCENTAGE OF OUR NET SALES. Our largest customers are GNC, Wal-Mart, Walgreens, Rite Aid, Eckerd's and CVS. We do not have written agreements with any of these customers. We cannot assure you that these customers will continue as major customers of the Company. The loss of any of these customers, or a significant reduction in purchase volume by any of these customers, could have a material adverse effect on our results of operations or financial condition.

         WE BELIEVE THAT TRADEMARKS AND OTHER PROPRIETARY RIGHTS ARE AMONG OUR MOST IMPORTANT ASSETS. In fiscal 2003, substantially all of our net sales were from products bearing proprietary brand names, such as Carb Cutter(R). Accordingly, our future success depends upon the goodwill associated with these brand names. Although our principal brand names are registered in the United States, we cannot assure you that the steps we have taken to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. In addition, to the extent that we rely on common law trademark rights to protect our unregistered trademarks, such common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. Additionally, the sales of certain of our products rely on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that these third parties can successfully maintain their intellectual property rights or that we will be successful in maintaining these licensing agreements. If we lose the right to use these licenses, our business could be materially adversely affected.

         Although we are committed to enforce our various trademarks and other intellectual property rights against infringement, we cannot assure you that we will be able to successfully do so. The loss of, or deterioration in, our intellectual property rights could adversely affect our business.

         WE DEPEND SUBSTANTIALLY ON THE CONTINUED SERVICES AND PERFORMANCE OF CHRISTOPHER TISI. Our business may be hurt if Christopher Tisi, our President and Chief Executive Officer, leaves us. Although we have an employment agreement with Mr. Tisi, this does not guarantee that he will remain with us. If we lose his services, we may not be able to attract and retain additional qualified personnel to fill his position in the future.

         OUR STOCK PRICE IS LIKELY TO REMAIN VOLATILE. The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock price of many publicly traded dietary and nutritional product companies, has been, and will likely continue to be, volatile. Prices of our common stock may be influenced by many factors, including:

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

ITEM 7.  FINANCIAL STATEMENTS

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                F-1

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2003 and 2002                             F-2

Statements of Income for the years ended December 31, 2003
  and 2002                                                                  F-3

Statements of Changes in Stockholders' Deficit for the years
  ended                                                                     F-4
  December 31, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2003
  and 2002                                                                  F-5

 Notes to Financial Statements                                         F-6 - F19

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Health & Nutrition Systems International, Inc.

We have audited the accompanying balance sheets of Health & Nutrition Systems International, Inc. as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health & Nutrition Systems International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during 2003, the Company has successfully controlled costs and has attained profitability, however there is still a substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DaskalBolton LLP

Boca Raton, Florida
March 19, 2004

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                                                    2003           2002
                                                                -----------    -----------
Current assets:
    Cash                                                        $     7,406    $    14,778
    Accounts receivable, net                                        520,402        344,700
    Inventory, net                                                1,159,470        438,375
    Prepaids and other current assets                                10,228          2,373
                                                                -----------    -----------
           Total current assets                                   1,697,506        800,226
                                                                -----------    -----------

Property and equipment, net                                          49,683         39,302
                                                                -----------    -----------

Other assets:
    Trademarks, net                                                   1,274         24,092
    Security deposits                                                 6,424          6,424
                                                                -----------    -----------
           Total other assets                                         7,698         30,516
                                                                -----------    -----------

           Total assets                                         $ 1,754,887    $   870,044
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                            $   682,297    $ 1,117,407
    Accrued expenses                                                348,069         64,680
    Capital leases                                                     --              714
    Notes payable, current portion                                  500,000        320,395
                                                                -----------    -----------
           Total current liabilities                              1,530,366      1,503,196
                                                                -----------    -----------

Notes payable, less current portion                                 278,580        141,266
                                                                -----------    -----------

           Total liabilities                                      1,808,946      1,644,462
                                                                -----------    -----------

Commitments and contingencies

Stockholders' deficit:
    Common stock, $ 0.001 par value, authorized 30,000,000
      shares; 3,829,813 and 3,629,813 shares issued and
      outstanding at December 31, 2003 and 2002, respectively         3,830          3,630
    Additional paid-in capital                                      858,612        834,812
    Accumulated deficit                                            (916,501)    (1,612,860)
                                                                -----------    -----------
           Total stockholders' deficit                              (54,059)      (774,418)
                                                                -----------    -----------

           Total liabilities and stockholders' deficit          $ 1,754,887    $   870,044
                                                                ===========    ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                  2003          2002
                                              -----------    -----------
Net revenue                                   $ 6,552,206    $ 3,567,848

Cost of sales                                   2,514,758      1,511,826
                                              -----------    -----------

Gross profit                                    4,037,448      2,056,022
                                              -----------    -----------

Operating expense:
    General and administrative expense          2,113,918      1,524,678
    Advertising and promotion                   1,428,838        425,349
    Depreciation and amortization                  21,760         30,466
                                              -----------    -----------
           Total operating expense              3,564,516      1,980,493
                                              -----------    -----------

Income from operations                            472,932         75,529
                                              -----------    -----------

Other income (expense):
    Gain on sale of trademark                     274,945           --
    Interest expense                              (46,518)       (47,923)
    Other income (expense)                         (5,000)          --
                                              -----------    -----------
           Total other income (expense)           223,427        (47,923)
                                              -----------    -----------

Income before income taxes                        696,359         27,606
                                              -----------    -----------

Benefit (provision) for income taxes                 --             --
                                              -----------    -----------

Net income                                    $   696,359    $    27,606
                                              ===========    ===========

Net income per share - basic                  $      0.19    $      0.01
                                              ===========    ===========
Net income per share - diluted                $      0.19    $      0.01
                                              ===========    ===========
Weighted average number of shares - basic       3,714,745      3,629,813
                                              ===========    ===========
Weighted average number of shares - diluted     3,722,745      3,629,813
                                              ===========    ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2003 AND 2002


                                            COMMON STOCK             ADDITIONAL
                                     ---------------------------       PAID-IN       ACCUMULATED
                                        SHARES         AMOUNT          CAPITAL         DEFICIT           TOTAL
                                     -----------     -----------     -----------     -----------      -----------
Balance, December 31, 2001             3,629,813     $     3,630     $   834,812     $(1,640,466)     $  (802,024)

Net income                                  --              --              --            27,606           27,606
                                     -----------     -----------     -----------     -----------      -----------

Balance, December 31, 2002             3,629,813           3,630         834,812      (1,612,860)        (774,418)
                                     -----------     -----------     -----------     -----------      -----------

Common stock issued for services         200,000             200          23,800            --             24,000

Net income                                  --              --              --           696,359          696,359
                                     -----------     -----------     -----------     -----------      -----------

Balance, December 31, 2003             3,829,813     $     3,830     $   858,612     $  (916,501)     $   (54,059)
                                     ===========     ===========     ===========     ===========      ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2003

                                                               2003             2002
                                                            -----------     ------------
Cash flows from operating activities:
    Net income                                              $   696,359      $    27,606
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Allowance for doubtful accounts                           (1,054)         (14,431)
       Allowance for obsolete and slow moving inventory         (74,770)         (70,362)
       Depreciation and amortization                             21,760           30,466
       Gain on sale of intangible asset                        (274,945)            --
       Imputed interest expense on note payable                  30,979           42,272
       Common stock issued for services                          24,000             --
       (Increase) decrease in:
           Accounts receivable                                 (174,651)        (135,477)
           Inventory                                           (646,325)        (202,845)
           Prepaids and other current assets                     (7,855)          (2,373)
       Increase (decrease) in:
           Accounts payable                                     864,890          634,680
           Accrued expenses                                     283,389         (119,207)
                                                            -----------      -----------
Net cash provided by operating activities                       441,777          190,329
                                                            -----------      -----------

Cash flows from investing activities:
    Proceeds from sale of trademark                             300,000             --
    Purchases of property and equipment                         (30,014)            --
                                                            -----------      -----------
Net cash provided by investing activities                       269,986             --
                                                            -----------      -----------

Cash flows from financing activities:
    Repayments on notes payable                                (718,421)        (237,400)
    Repayments on capital leases                                   (714)         (20,083)
                                                            -----------      -----------
Net cash used in financing activities                          (719,135)        (257,483)
                                                            -----------      -----------

Net decrease in cash                                             (7,372)         (67,154)
Cash, beginning of year                                          14,778           81,932
                                                            -----------      -----------
Cash, end of year                                           $     7,406      $    14,778
                                                            ===========      ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - DESCRIPTION OF BUSINESS

Health & Nutrition Systems International, Inc. ("HNS" or "the Company") markets and distributes weight management, energy and sports nutrition products to numerous national and regional health, food, drug and mass-market accounts as well as independent health and pharmacy accounts. The Company was incorporated in Florida on October 25, 1993. HNS product sales consist of seven primary dietary supplements: Carb Cutter(R), Carb Cutter(R) Phase 2, Thin Tab Mahuang Free(TM), Zoom(R), Eat Less(R), Diet-a-Day(TM) Phase 2 and Fat Cutter(R) Ephedra Free. The Company's markets are concentrated in North America and Puerto Rico.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2003 and 2002.

Use of Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a standard cost basis, net of allowances for slow-moving or obsolete inventory. Inventory allowances at December 31, 2003 and 2002 was $13,606 and $88,376 respectively. The 2002 increase in the inventory allowances was due to the Company establishing an allowance for Ephedra containing products. The returns were taken in 2003 and the obsolete inventory was destroyed.

Depreciation and Amortization

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

Revenue Recognition

The Company recognizes revenue when

            o   Persuasive evidence of an arrangement exists

            o   Shipment has occurred

            o   Price is fixed or determinable, and

            o   Collectability is reasonably assured

Subject to these criteria, except with respect to customers that buy our products on "pay on scan terms," we recognize revenue at the time of shipment of the relevant merchandise. "Pay on Scan" sales are treated as consignment sales by the Company. In the case of these consignment sales, the Company

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

records revenues, and removes the items from inventory when the customer reports the sales to the Company. Normally the Company is notified of the customer's sales through periodic sales reports, payments, or when the customer reorders the relevant product.

On December 31, 2003, the Company had approximately $286,000 of inventory on consignment relating to its "pay on scan" sales. On December 31, 2002 the Company had no outstanding consignment sales.

Included in the net sales in the accompanying financial statements are reductions for returns and allowances, sales discounts, new store opening discounts and co-op advertising and promotions.

Advertising Costs

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising event takes place. Advertising and promotion expenses for the years ending December 31, 2003 and 2002 were $1,428,838 and $425,349, respectively.

Basic Earnings Per Share

Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the year.

Diluted Earnings Per Share

Diluted earnings per share reflect the potential dilution that could occur if dilutive securities (stock options and stock warrants) to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company.

Stock Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under SFAS 123.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at December 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                2003            2002
                            ------------     ----------
Net income
   As reported              $    696,359     $   27,606
                            ============     ==========
   Pro forma                $    685,284     $   20,636
                            ============     ==========
Earnings per share
   As reported              $       0.19     $     0.01
                            ============     ==========
   Pro forma                $       0.18     $     0.01
                            ============     ==========

Intangible Assets

Intangible assets are stated at cost less amortization. Intangible assets are the trademarks that the Company acquired in 2000 and 2001 and are being amortized on a straight line based over their estimated useful lives.

Accounting for Long-Lived Assets

The Company is required to periodically assess the impairment of long-lived assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company's market capitalization relative to net book value.

When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 13 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In November 2002, the FASB issued the FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at its inception of guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated results of operations or financial position.

In November 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addressed how to account for arrangements that may involve delivery or performance of multiple products, services, and/or rights to use assets, and when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated results of operations or financial position.

Shipping and Handling Fees

The Company follows the provisions of Emerging Issues Task Force Issue No. 00 -10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling are included in the statement of operations as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During 2003, the Company has successfully controlled costs and attained profitability, including net income of $696,359 and cash flow from operations of $741,777. At December 31, 2003, the Company has positive working capital of $167,140.

Management intends to continue control costs and monitor financing capabilities. Management believes these factors will contribute toward achieving sustained profitability.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of this uncertainty.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 4 - TRADEMARKS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standards required that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test. The Company applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair value based impairment test. In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

The components of the Company's intangible assets subject to amortization are as follows:

                                               DECEMBER 31, 2003                   DECEMBER 31, 2002
                                      -----------------------------------------    -----------------
                                       GROSS                             GROSS
                                      CARRYING       ACCUMULATED        CARRYING       ACCUMULATED
                                       AMOUNT       AMORTIZATION         AMOUNT       AMORTIZATION
                                      --------      ------------        --------      ------------
Amortized intangible assets:
     Trademarks                       $ 7,228          $ 5,954          $32,228          $ 8,137
                                      =======          =======          =======          =======

Amortization expense for the years ended December 31, 2003 and 2002 was approximately $2,125 and $2,820, respectively.

Estimated amortization of intangible assets is as follows:

                  2003                         $ 1,098
                  2004                             176
                                               -------
                                               $ 1,274
                                               =======

The following table adjusts earnings for the adoption of SFAS 142 for the years ended December 31, 2003 and 2002:

                                  2003          2002
                                --------      --------
Net earnings:
     Reported net earnings      $696,359      $ 27,606
     Goodwill amortization          --            --
                                --------      --------
Adjusted net earnings           $696,359      $ 27,606
                                ========      ========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 5 - FACTORING ARRANGEMENTS

In March 2003, the Company terminated their factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provided that LSQ would purchase certain receivables and advance 85% of the face amount of such receivables. The maximum amount of receivables the Company could factor under the agreement was $750,000. In connection with the factoring agreement, the Company granted LSQ a blanket lien on Company assets and the President/Chief Executive Officer was required to deliver a personal guarantee.

                                         2003        2002
                                      ---------   ---------

Receivables assigned to factor        $    --     $  10,118
Advances to (from) factor                  --        (9,612)
Amounts due from factor                    --        33,389
Unfactored accounts receivable, net     520,402     310,805
                                      ---------   ---------
                                      $ 520,402   $ 344,700
                                      =========   =========

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31, 2003 and 2002:

                                            2003         2002
                                         ---------    ---------

Accounts receivable                      $ 587,126    $ 685,078
Less:  allowance for doubtful accounts     (21,724)     (22,778)
Less:  allowance for sales returns         (45,000)    (317,600)
                                         ---------    ---------
Accounts receivable, net                 $ 520,402    $ 344,700
                                         =========    =========

At December 31, 2003 the Company recorded an allowance for sales returns for $45,000. At December 31, 2002, the Company recorded an allowance for sales returns of $317,600, including $200,000 for returns of products containing Ephedra.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                     2003        2002
                                                  ----------   --------

Cash paid for interest                            $   15,538   $  9,514
                                                  ==========   ========
Cash paid for income taxes                        $      --    $    --
                                                  ==========   ========

Non-cash investing and financing activities:

Common stock issued for services                  $   24,000   $    --
                                                  ==========   ========
Conversion of accounts payable to notes payable   $1,000,000   $700,000
                                                  ==========   ========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivables, loans receivable, accounts payable and other payables approximates fair value because of their short maturities.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2002:

                                       2003           2002
                                    ---------       ---------
Furniture and equipment             $  38,713       $  38,713
Office equipment                       31,536          31,536
Warehouse equipment                    24,349          24,349
Computer equipment                     65,880          51,815
Software                               56,076          40,126
Website development                     2,155           2,155
Leasehold improvements                  1,860           1,860
                                    ---------       ---------
                                      220,569         190,554
Less: accumulated depreciation       (170,886)       (151,252)
                                    ---------       ---------
Property and equipment, net         $  49,683       $  39,302
                                    =========       =========

Depreciation expense for the years ended December 31, 2003 and 2002 was $19,635 and $27,647, respectively.

NOTE 10 - NOTES PAYABLE

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals ("GSN") that increased the principal from the then outstanding balance to $1,300,000. The note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. The note is secured by all intangible and tangible assets of the Company. The $300,000 portion of the note was paid in August 2003. At December 31, 2003, the balance owed to GSN is $778,580.

On April 11, 2002, the Company entered into the agreement with GSN to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule required eight equal quarterly payments, without interest, starting June 1, 2002. The note was secured by a blanket second priority lien on the Company's assets.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 10 - NOTES PAYABLE, CONTINUED

Also, on April 11, 2002 (as amended July 21, 2003), the Company entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided a $450,000 line of credit with 60-day terms to the Company. GSN has informally allowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2003 and 2002, the balance owed to GSN under this line of credit was $502,424 and $892,878, respectively.

NOTE 11 - LEASE COMMITMENTS

The Company leases office and warehouse space in Riviera Beach, Florida. Rent expense for the years ended December 31, 2003 and 2002 was $53,035 and $54,044, respectively. The Company also leases various equipment. Lease expense for the years ended December 31, 2003 and 2002 was $32,394 and $34,340, respectively.

In April 2002, the Company began sub-leasing part of its warehouse space for $1,800 per month and on December 1, 2003 the lease was increased to $2,100 per month.

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized.

Property under capital leases at December 31, 2003 and 2002 consisted of the following:

                                   2003        2002
                                 --------    --------

Machinery and equipment          $ 59,902    $ 59,902
Less: accumulated amortization    (54,578)    (40,977)
                                 --------    --------
     Total                       $  5,324    $ 18,925
                                 ========    ========

Future minimum rentals for property under operating leases at December 31 are as follows:

                                                OPERATING
    Year Ending December 31,                     LEASES
------------------------------                   -------
2004                                             $30,278
2005                                               8,621
                                                 -------
Total minimum lease obligation                   $38,899
                                                 =======

Capital leases obligations were repaid during 2003.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 12 - STOCKHOLDERS' EQUITY

On July 30, 2003, 200,000 shares of Health & Nutrition Systems were issued to two board members of the Company, for services performed. The fair value of the common stock at the time of issue was $0.12 per share, and the Company recorded compensation expense of $24,000.

During the year ended December 31, 2002, the Company did not issue any common stock.

NOTE 13 - LEGAL MATTERS

Twenty-two (22) cases have been filed against the Company alleging that the Company's Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. Based on that defense, to date, all but two cases have been voluntarily dismissed after delivery to plaintiff's counsel information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA, or involuntarily dismissed by court order. Of the remaining two cases, one is subject of a stipulation for dismissal and is awaiting the Judge's final order of dismissal. The other case, being litigated pro se, remains pending, subject to HNS's filed motion for summary judgment.

While the Company does not believe that it has material liability based upon the substantive allegations set forth in these cases, the legal costs that the Company has incurred, and may incur in the future, in obtaining dismissals from these cases could have a material adverse effect on the Company.

In 2000, the Company sued a former officer and director of the Company and KMS Thin-Tab 100, Inc.; a corporation controlled by the former director, for trademark infringement, unfair competition and cyber piracy. The former director and KMS Thin-Tab 100, Inc. counterclaimed alleging a breach of distribution agreement with the Company. On September 19, 2002, the Company announced the settlement of all litigation between the Company, the former director and KMS Thin-Tab 100, Inc.

The settlement agreement generally requires the former director and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.cc and Carbcutter.cc to HNS and to take other actions to eliminate confusion over the ownership of the Thin Tab(R) name. Additionally, it provides for each of the adverse parties to generally release the others.

As part of the settlement, HNS entered into a distribution agreement with the former officer and director, beginning on September 26, 2002 and ending September 25, 2007, permitting him to purchase certain products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS has agreed not to sell its products directly to certain KMS customers. The Company recorded a legal settlement expense of $58,836 associated with this settlement.

In October 2003, HNS terminated the distribution agreement with KMS based on KMS breach of material terms of the Agreement. HNS filed suit against KMS-Thin Tab 100, Inc. on December 1, 2003 for breach of contract, trademark infringement and for a declaration of rights that the Distribution Agreement is terminated and of no further force and effect. KMS has answered the Complaint and filed its own Counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation. Currently pending are HNS's motion to dismiss counterclaim, motion to compel and for discovery sanctions and motion for sanctions against KMS.

The Company from time to time is a party of various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 14 - CONCENTRATIONS

Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company's officers have attempted to minimize this risk by monitoring the companies for which it provided credit.

The Company maintains bank accounts at various financial institutions. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. At December 31, 2003 and 2002, no amounts exceeded the insured limit.

Product Liability

As of December 31, 2003, the Company was insured to the extent of $6 million for product liability claims. The Company uses vendors who are also insured. There is a risk that certain vendors may not have sufficient product liability insurance or may lose their insurance, or the Company may not be able to insure at reasonable cost. In any of these events, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company. Subsequently, in March 2004, the Company reduced their products liability coverage to $5 million, and their premiums were raised significantly.

Significant Customers

The Company currently has approximately 17 drug, health food, and mass retailer customers which collectively comprised 92% of our revenues in 2003. The Company depends on several significant customers for a large percentage of its sales. The Company's largest customers are GNC, Wal-Mart, Walgreens, Rite Aid, and CVS. Drugs. The Company does not have written agreements with any of these customers or any of our other customers. The loss of one or more of these customers could have a material adverse effect on the Company.

The Company's net revenue attributable to customers accounting for more than 10% of the Company's net revenue for the years ended December 31, 2003 and 2002 are as follows:

                               2003                        2002
                      -----------------------  -----------------------------
                      A     $2,084,000                    $602,000
                      B      1,829,000                     879,000

Significant Supplier

During the years ended December 31, 2003 and 2002, the Company received all of its products from one manufacturer of herbal and dietary supplements, located in Caldwell, New Jersey. The Company is dependent on the ability of its supplier to provide products on a timely basis and on favorable pricing terms. The loss of the supplier or a significant reduction in product availability from the supplier could have a material adverse effect on the Company. The Company believes that its relationship with its supplier is satisfactory.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 15 - INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. At December 31, 2003 and 2002, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                         2003     2002
                                         -----    -----

Income tax (benefit) consists of:
     Current                              $--      $--
     Deferred                              --       --
                                          ---      ---
Provision (benefit) for income taxes      $--      $--
                                          ===      ===

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                             2003             2002
                                                           ---------       ---------

Taxes computed at the federal tax rate                     $ 236,762       $   9,386
Non-deductible expenses                                        3,555           2,719
State income taxes, net of federal income tax benefit         25,657           1,292
Other                                                           --            28,845
Decrease in deferred tax asset valuation allowance          (265,974)        (42,242)
                                                           ---------       ---------
Provision (benefit) for income taxes                       $    --         $    --
                                                           =========       =========


The components of the deferred tax asset were as follows at December 31:

                                           2003          2002
                                        ---------     ---------

Deferred tax assets:
     Net operating loss carryforward    $ 133,530     $ 336,919
     Allowance for receivables             25,109       128,084
     Allowance for inventory                5,120        33,256
     Accrued compensation                  68,526          --
                                        ---------     ---------
Total deferred tax assets                 232,285       498,259
                                        ---------     ---------

     Deferred tax liabilities                --            --
                                        ---------     ---------
Net deferred tax asset                    232,285       498,259
                                        ---------     ---------

Valuation allowance:
     Beginning of year                   (498,259)     (540,501)
     Decrease during year                (265,974)       42,242
                                        ---------     ---------
     Ending balance                      (232,285)     (498,259)
                                        ---------     ---------
Net deferred taxes                      $    --       $    --
                                        =========     =========


As of December 31, 2003, the Company has an unused net operating loss carry forward of $366,052 available for use on its future corporate income tax returns. This net operating loss carry forward expires in 2021.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 16 - STOCK OPTIONS

In May 1998 the Company adopted a stock option plan. The purpose of the stock option plan was to increase the employees and non-employee director's proprietary interest in HNS and to align more closely their interests with the interests of the shareholders of HNS, as well as to enable HNS to attract and retain the services of experienced and highly qualified employees and non-employees directors.

Options granted under this plan may either be options qualifying as incentive stock options under Section 422 of the Internal revenue Code of 1986, as amended, or options that do not so qualify. Any incentive option must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of the our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each option and the manner in which it may be exercised is determined by the board of directors, provided that no option may be exercisable more that 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more that 10% of the our common stock, no more than five years after the date of the grant. The board of directors shall determine the exercise price of non-qualified options.

We reserved an aggregate of 1,250,000 shares of common stock for issuance of options under the stock option plan. As of December 31, 2003, the Company has granted 556,500 options under the plan. Therefore, options to purchase 693,500 remain available to be issued. The board of directors or a committee of the board of directors will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan options to be granted, the number of shares subject to each plan options and the plan option price.

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers, directors and key employees of and consultants to HNS will be eligible to receive non-qualified options under the plan. Only officers, directors and employees of HNS who are employed by HNS or by any subsidiary thereof are eligible to receive incentive options.

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $-0- and $443 in compensation expense at December 31, 2003 and 2002, respectively.

During the years ended December 31, 2003 and 2002, 50,000 options were granted to officers, directors and employees of the Company.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 16 - STOCK OPTIONS, CONTINUED

A summary of options during the years ended December 31, 2003 and 2002 is shown below:

                                                   DECEMBER 31, 2003                   DECEMBER 31, 2002
                                            ------------------------------       ------------------------------
                                              NUMBER      WEIGHTED-AVERAGE        NUMBER       WEIGHTED-AVERAGE
                                            OF SHARES      EXERCISE PRICE        OF SHARES      EXERCISE PRICE
                                            ---------      --------------        ---------      --------------
Outstanding at beginning of year              506,500        $      0.43          540,500         $      0.50
Granted                                        50,000               0.04           50,000                0.12
Exercised                                        --                 --               --                  --
Forfeited                                        --                 --            (84,000)              (0.50)
                                             --------        -----------         --------         -----------
Outstanding at December 31                    556,500        $      0.43          506,500         $      0.43
                                             ========        ===========         ========         ===========
Exercisable at December 31                    449,900                             292,050
                                             ========                            ========
Available for issuance at December 31         693,500                             743,500
                                             ========                            ========

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

Risk-free interest rate                      4.5% - 6.5%
Expected life (years)                          Various
Expected volatility                              1.23
Expected dividends                               None

NOTE 17 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications have no effect on reported net income.

NOTE 18 - EMPLOYMENT AGREEMENT

Effective January 1, 2002, the Company entered into an two-year employment agreement with Christopher Tisi, the Company's Chief Executive Officer, President, and then Interim Chairman of the Board. The agreement provides for a base salary of $147,000, as well as bonuses that are contingent upon increases in revenue and net profits over prior years. The agreement provides that bonuses will be determined quarterly with 33% of such bonuses to be paid quarterly. The agreement also provides for an annual grant of 50,000 stock options under its 1998 Stock Option Plan. The options have a four-year term and will be vested 100% on the date of grant. The agreement also provides for the payment of an amount equal to the lesser of (i) $275,000 or (ii) the maximum "golden parachute" payment permitted to be deducted by us under the federal tax law in the event Mr. Tisi is terminated after a change of control.

         On April 9, 2004, the Company's Chief Executive Officer and President, entered into a new two-year employment contract effective as of January 1, 2004. The contract

            o increases his base salary from $147,000 to $164,000;

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

            o provides for a quarterly bonus of the sum of 5% of the increase in net revenues compared to the comparable quarter for the prior year and 10% of the increase in net income over the prior year's comparable quarter. One third of the bonus is payable at the conclusion of the applicable quarter; one third is payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year to date results, and one third is payable at year end based on a comparison to the prior years results;

            o provides for the payment of the unpaid portion of his 2003 bonus ($162,271) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004;

            o provides for an annual grant of options to purchase 50,000 shares of the Company's common stock under the 1998 Stock Option Plan;

            o   provides for the payment of $275,000 in
                severance upon a change in control of the Company if the Company terminates the agreement other than for cause, unless the Company enters into an agreement regarding his continued employment;

            o provides he will not compete with the Company for a one year period after the termination of the contract (other than termination without cause) in the wholesale distribution of sale in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our principal executive officer and controller and principal accounting officers have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO and Controller and accounting officer determined that the controls and procedures are adequate and effective.

CHANGES IN INTERNAL CONTROLS

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We have adopted a written code of ethics that applies to our senior financial officers and persons performing similar functions. We intend to disclose any amendments to, or waivers from, the Code on our website, www.hnsglobal.com. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such Code to any person requesting a copy.

         The other information required by this item is incorporated by reference to our proxy statement to be filed within 120 days of December 31, 2003 in connection with solicitation of proxies for our 2004 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2003 in connection with solicitation of proxies for our 2004 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Except for the Equity Compensation Plan Information set forth below, the information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2003 in connection with solicitation of proxies for our 2004 annual meeting of shareholders.

         The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1998 Stock Option Plan.

  --------------------------- ----------------------------- ---------------------------- ----------------------------
                                                                                                      (c)
                                                                                            Number of securities
                                          (a)                           (b)                remaining available for
                               Number of securities to be    Weighted-average exercise      future issuance under
                                issued upon exercise of        price of outstanding       equity compensation plans
                                  outstanding options,         options, warrants and        (excluding securities
        Plan category             warrants and rights                 rights              reflected in column (a))
  --------------------------- ----------------------------- ---------------------------- ----------------------------
  Equity compensation plans
  approved by security
  holders                               556,500                        $.43                        322,000
  --------------------------- ----------------------------- ---------------------------- ----------------------------
  Equity compensation plans
  not approved by security
  holders (1)                               --                          --                             --
  --------------------------- ----------------------------- ---------------------------- ----------------------------
           Total                        556,500                        $.43                        322,000
  =========================== ============================= ============================ ============================


(1) We do not maintain equity compensation plans that have not been approved by our stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2003 in connection with solicitation of proxies for our 2004 annual meeting of shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are either filed with this report or incorporated by reference:

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

            10.1 Employment Agreement between the Company and Christopher Tisi effective as of January 1, 2002 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

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

            10.5 Indemnification Agreement between the Company and Christopher Tisi dated January 1, 2002 (incorporated by reference to
                   Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 13, 2002; Commission File Number 000-29245).

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

            10.12 Shareholders' Agreement among Tony D'Amato, Christopher Tisi, and the Company dated July 13, 2000 (incorporated by reference to Exhibit 1 of Christopher Tisi, Steven Pomerantz, Tony Musso, and Tony D'Amato's Schedule 13D, filed on January February 14, 2001; Commission File Number 0-29245).

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

            10.21 Amendment No. 1 dated April 29, 2002 to the Employment Agreement between the Company and Christopher Tisi effective as of January 1, 2002 (incorporated by reference to Exhibit
                   10.21 of Registrant's Annual Report on Form 10-KSB/A-1, filed on April 30, 2002; Commission File Number 000-29245).

            10.22 Amendment No. 1 dated April 29, 2002 to the Severance Agreement between the Company and Steven Pomerantz effective as of January 1, 2002 (incorporated by reference to Exhibit
                   10.2 of Registrant's Annual Report on Form 10-KSB/A-1, filed on April 30, 2002; Commission File Number 000-29245).

            10.23 First Amendment to Shareholders' Agreement among Tony D'Amato, Christopher Tisi and the Company dated April 24, 2002 (incorporated by reference to Exhibit 4 of Christopher Tisi, Steven Pomerantz and Tony D'Amato's Schedule 13D, filed on April 29, 2002; Commission File Number 0-29245).

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

            10.28 Employment Agreement between the Company and Christopher Tisi dated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K, filed April 14, 2004; Commission File Number 000-29245).

            14.1   Code of Ethics *

            16.1 Letter from Butner & Kahle, CPA dated September 6, 2000 (incorporated by reference to Exhibit 16.4 of Registrant's Current Report on Form 8-K filed on September 7, 2000; Commission File Number 000-29245).

            23.1   Consent of Independent Auditors*

            24     Power of attorney (included on signature page).

            31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

            31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

            *   Included with this filing

         (b) Reports on Form 8-K

         Form 8-K filed on December 4, 2003 reporting an Item 5 event.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2003 in connection with solicitation of proxies for our 2004 annual meeting of shareholders.

                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004              Health & Nutrition Systems International, Inc.

                                  By: /s/ Christopher Tisi
                                      ------------------------------------------
                                      Christopher Tisi
                                      Chief Executive Officer, President, and
                                      Secretary (Principal Executive Officer)

         Each person whose signature appears below hereby constitutes and appoints Christopher Tisi his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and his agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


         SIGNATURE                      TITLE                                         DATE
         ---------                      -----                                         ----
/s/ James A. Brown           Chairman of the Board                                April 14, 2004
------------------------
James A. Brown


/s/ Christopher Tisi         Chief Executive Officer, President, and              April 14, 2004
------------------------         Secretary (Principal Executive Officer)
Christopher Tisi



/s/ Al Dugan                 Controller (Principal Accounting Officer)            April 14, 2004
------------------------
Al Dugan



/s/ Steven A. Pomerantz      Director                                             April 14, 2004
------------------------
Steven A. Pomerantz



/s/ Ted Alflen               Director                                             April 14, 2004
------------------------
Ted Alflen


Index to Exhibits

Exhibit
Number   Description of Exhibits
-------  -----------------------------------------------------------------------

14.1     Code of Ethics

23.1     Consent of Independent Auditors

24       Power of attorney (included on signature page).

31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.