Form 10KSB/A
period 2002-12-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-04-30
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB/A-2 or any amendment to this Form 10-KSB/A-2. [X]

         State issuer's revenues for its most recent fiscal year. $3,567,848.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on March 29, 2002 was $145,193 (computed at the closing price of the common stock of the issuer outstanding on March 17, 2002)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,632,813 shares of common stock were outstanding as of March 20, 2003.

         Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                EXPLANATORY NOTE

         This Form 10-KSB/A-2 is being filed in response to comments received from the Securities and Exchange Commission during their review of the Registrant's Preliminary Proxy Statement on Schedule 14A filed December 22, 2003.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.

                                 FORM 10-KSB/A-2

                                      INDEX

PART I............................................................................................................1

ITEM 1.     DESCRIPTION OF BUSINESS...............................................................................1

ITEM 2.     DESCRIPTION OF PROPERTY...............................................................................9

ITEM 3.     LEGAL PROCEEDINGS.....................................................................................9

PART II..........................................................................................................10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................10

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................11

ITEM 7.     FINANCIAL STATEMENTS.................................................................................22

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON.....................................................22

PART III.........................................................................................................22

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT.....................................................................................22

ITEM 10.    EXECUTIVE COMPENSATION...............................................................................24

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................28

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................30

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................................30

ITEM 14.    CONTROLS AND PROCEDURES..............................................................................33

SIGNATURES.......................................................................................................35

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This annual report on Form 10-KSB/A-2 contains forward-looking statements. These forward looking statements concern the Company's operations, economic performance, and financial condition, including but not limited to, the information under the caption "Management's Discussion and Analysis or Plan of Operation." These statements are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, and management's plans and objectives. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those factors described under "Certain Factors Which May Affect Future Results" in this annual report. In addition, the recent terrorist attacks on the United States, current and future responses by the U.S. government, the war in the Persian Gulf, the effects of these events on consumer confidence and demand, the introduction of products that compete with the Company's products, the loss of significant customers, and the availability to the Company and deployment by the Company of capital, increase the uncertainty inherent in forward-looking statements. In addition, the announcement by the Food and Drug Administration that it is considering banning the use of ephedra in neutraceutical products and the surrounding negative publicity regarding ephedra-containing products caused us to discontinue selling products containing ephedra. These factors, among others, could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

         We develop, market and sell weight management, energy and sport nutrition products to national and regional, food, drug, health, pharmacy, and mass-market accounts, as well as to independent health and pharmacy accounts. Our product formulations are not proprietary and therefore, our strategy is to create market awareness and sales through the name branding each of our products as well as the "Health and Nutrition Systems" name.

PRODUCTS

         We market and sell the following products:

         o ACUTRIM(R) NATURAL -- This is a dietary supplement that uses a special blend of natural ingredients to help the consumer burn fat by supporting healthy carbohydrate and fat metabolism.

         o THIN TAB(R)MAHUANG FREE -- Thin Tab(R)Mahuang Free offers the same benefits as Thin Tab(R)in an ephedra-free formula.

         o CARB CUTTER(R) -- Carb Cutter(R) helps convert carbohydrates into energy. The carb free blend activates a Cellular Transport System (CTS) that shuttles newly consumed carbohydrates into the cells where it then can be metabolized for energy instead of being stored as fat.

         As of March 15, 2003, we stopped selling two products, ThinTab(R) and Fat Cutter Plus, which contained ephedra, because of negative publicity related to the use of ephedra. Retailers who purchased those products from us may, however, continue to sell them from their inventory. A third product, Carbolizer(TM), was transferred to KMS-Thin Tab 100, Inc. in September 2002 as part of a larger general settlement of pending litigation with KMS and J.C. Herbert Bryant, III. Carbolizer(TM) also contained ephedra. In 2002, these three products accounted for 19% of our total revenue.

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

CLINICAL TESTING

         No regulatory agency specifically requires that a marketer of dietary supplements perform clinical testing. However, the claims that are made with respect to our products' performance are subject to review by various state and local authorities, including, but not limited to, the Federal Trade Commission. As a result, in 2001, we initiated a practice of performing independent clinical trials of our principal products. These trials are meant to substantiate that our products work as described in our advertising, labeling, or other consumer-directed communications. These double blind placebo trials were conducted by Marshall-Blum LLC, an independent research company with twenty years of experience in product testing. Marshall-Blum follows strict clinical guidelines to assist with product compliance with applicable regulations and scientific standards.

MARKETING

         We currently design and develop all of our products, marketing and advertising in house. We strive to create market awareness and sales through name-brand recognition of our trademarked products We target print advertising to develop brand awareness and recognition. During 2002 and 2001, we spent 8.4% and 14.8%, respectively, of our total revenues advertising our products in consumer magazines such as Cosmopolitan, Mademoiselle, Glamour, Fitness, Redbook, Allure, Muscle and Fitness, and others. We intend to continue promoting our products through the print media.

         In addition to print advertising, we have ongoing "co-op" programs with all of the major retailers who sell our products. These programs obligate us to spend a certain percentage of projected revenue to be generated by sales of our products on targeted advertising for that retailer through marketing vehicles such as Sunday newspaper inserts and 10-30 day price specials. We are obligated to spend these co-op dollars irrespective of the actual revenue generated by the sales of our products with that retailer. These co-op programs allow us to target several million consumers and drive sales to the specific retailer. In 2002 and 2001, we spent approximately $823,481, 16.2% and $1,252,000, 21.1%, respectively, of our total gross revenues on advertising and promotion, on these "co-op" programs.

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

MANUFACTURING AND SHIPPING

         Garden State Nutritional, a division of Vitaquest International Inc., manufactures all of our products. GSN is a state-of-the-art supplement, liquid, and powder manufacturer, which owns a 200,000 square foot manufacturing facility in West Caldwell, New Jersey. GSN has been known as an industry leader for more than 25 years. GSN has the capacity to support the production of all of HNS's product line. During 2001, we did not have a term contract with GSN, but rather acquired our needed inventory on a purchase order basis. In early April 2002, we entered into a two year exclusive manufacturing contract with GSN under which we purchase all of our products' requirements from GSN. Although back-up suppliers are identified and available, the loss of this supplier would have a material adverse affect on us. GSN's research and development personnel, in conjunction with our in-house team, develop our product formulations. Pursuant to the terms of our exclusive manufacturing agreement with GSN, we have a $450,000 line of credit with GSN with 60 day terms. GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2002, the balance owed to GSN under this line of credit is $892,878.

         Our production/assembly personnel package products received from GSN. Our production/assembly personnel fill out shipping documents and oversee quality control and inventory flow. Our large retailer orders are shipped on pallets using the preferred freight company of the retailer's choice.

INTELLECTUAL PROPERTY

         Our policy is to pursue registration of all of the trademarks associated with our key products. We currently own trademarks registered with the United States Patent and Trademark Office for our Acutrim(R), and Carb Cutter(R) products and for our "On the Move(R)" advertising slogan. We have also applied for trademark protection in the United States relating to several of our advertising phrases, such as "I cheat," "We cheat," "Do you cheat?," Joint Lube, Fat Drops, Come Together, Thin Tab Carb Blocker, Thin Shake and Carb Blocker. Federally registered trademarks have a perpetual life, provided that they are renewed on a timely basis and are used properly as trademarks, subject to certain rights of third parties to seek cancellation of the marks.

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

DRUG, HEALTH FOOD AND MASS RETAILERS

         During 2002, we continued to diversify our customer base by establishing one or more of our products in more than eighteen (18) different drug, health food, and mass retailers. Each of our products has achieved "full distribution" in each of the chains that sell it, which means that if one of our products is sold by a retailer, it is sold in every location operated by that retailer. We estimate that Carb Cutter(R) and Acutrim(R) Natural are now available in more than 25,000 store locations nationwide. Because our customers purchase our products on a purchase order basis, there can be no assurance that our products will continue to have "full distribution" (or any distribution) by the retailers that carry them.

         One or more of our products are currently sold by the following mass retailers: Wal-Mart (2,048 locations), Walgreens (3,520 locations), Rite-Aid (3,631 locations), CVS (4,123 locations), Brooks (Maxi Drug) (330 locations), Vitamin World (600 locations), H. E. Butt Grocery Co. (280 locations), Wakefern (200 locations), Sav-On (1,300 locations), Giant Landover (180 locations), Giant Eagle (188 locations), Eckerd's (2,650 locations), GNC (4,000 locations), Target (968 locations), Albertsons (2,128 locations), Duane Reade (193 locations), Long's (430 locations) and Vitamin Shoppe (78 locations).

         In 2002, we derived approximately $4,835,691 (or 95.2%) of gross revenues from these customers. In 2001, we derived $5,524,760 (or 92.9%) of gross revenues from drug, health food, and mass retailer customers. The term "gross revenues," as used in this document, relates to revenues excluding sales returns, allowances and discounts, slotting fees paid, co-op advertising and promotion expense.

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

         During the fiscal year ending 2002, GNC represented approximately 20.5% of our gross sales, Wal-Mart represented approximately 12.2 % of our gross sales, Walgreens represented approximately 10.6% of our gross sales, Rite Aid represented approximately 10.1% of our gross sales, Target represented approximately 7.0% of our gross sales, and Eckerd's represented approximately 5.1% of our gross sales. The loss of any one or more of our significant customers would have a material adverse effect on our operations.

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

         Our product formulae are not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. In addition, many of our competitors sell to the same customers as we do. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations. We strive to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We also trademark our proprietary brand names such as, the " Free Blend" in Carb Cutter(R) See "Intellectual Property." We believe that this allows us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging. Despite the introduction of new products, we remain significantly dependent on a single brand, the original Carb Cutter(R).

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

GSN FINANCING

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to it as of the date of the agreement which were approximately $700,000. Our repayment schedule requires equal monthly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket second priority lien on our assets to GSN.

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

PRODUCTS LIABILITY INSURANCE

         We are currently insured for products liability claims up to an aggregate of $6,000,000. While our products liability policy currently covers our products which contain ephedra, there can be no assurance that this coverage will be available in the future at premium rates that were considered acceptable, or at all.

         We are also an additional named insured on GSN's products liability policy, which has an aggregate coverage of up to $5,000,000.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices and finished product warehouse is located in a 6,000 square foot facility at 3750 Investment Lane, Building 5, West Palm Beach, Florida, 33404. This lease expires on October 31, 2003 and provides for lease payments of approximately $2,172, per month. We also have leased a 4,000 square foot storage facility, also located at 3750 Investment Lane with lease payments of $1,767 per month. The lease expiries on October 31, 2003. All packaging and shipping is performed at this location.

         During the first quarter of 2002, we entered into a sublease of 4,000 square feet of excess warehouse space for approximately $1,800 per month.

ITEM 3.  LEGAL PROCEEDINGS

NEW YORK CITY DEPARTMENT OF CONSUMER AFFAIRS

         In January 2001, the New York City Department of Consumer Affairs ("DCA") issued a Notice of Violation ("NOV") relating to certain claims made by the Company relating to Carb Cutter(R). In January 2002, HNS reached a settlement with the DCA which provided for the payment to DCA of $10,000 and no admission of guilt, liability or misconduct of any kind by HNS.

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

         Twenty-two (22) cases have been filed alleging that our Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. Based on that defense, to date, ten cases have been voluntarily dismissed after delivery to plaintiff's counsel information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA.

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

         There were no trades of our securities on the OTCBB prior to October 4, 2000.

                   Fiscal Year 2002                    High        Low
                   ----------------                    ----        ----
                   Fourth Quarter                      0.08        0.04
                   Third Quarter                       0.15        0.08
                   Second Quarter                      0.17        0.05
                   First Quarter                       0.55        0.05

                   Fiscal Year 2002                    High        Low
                   ----------------                    ----        ----
                   Fourth Quarter                      0.28        0.10
                   Third Quarter                       0.51        0.14
                   Second Quarter                      1.03        0.23
                   First Quarter                       2.06        0.63

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


                                             EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE    FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING      COMPENSATION PLANS (EXCLUDING
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        SECURITIES REFLECTED IN
        PLAN CATEGORY             WARRANTS AND RIGHTS (A)              RIGHTS                      COLUMN (A))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders              506,500                       $.14                        322,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
         TOTAL                            506,500                       $.14                        322,000
                                          =======                       ----                        =======
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) We do not maintain equity compensation plans that have not been approved by our stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This annual report on Form 10-KSB/A-2 contains forward-looking statements and information. Any statements that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "intends," "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those factors described under "Certain Factors That May Affect Future Operations" in this annual report. In addition, the recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets and other conditions increase the uncertainty inherent in forward-looking statements. Finally, recent government action and the surrounding publicity regarding ephedra-containing products may make it difficult for us to obtain and maintain product liability insurance for our products containing ephedra at current premiums. This could cause our actual results to differ materially from those indicated by such forward-looking statements.

         The following discussion of our results of operations and financial condition should be read along with our Consolidated Financial Statements listed in Item 7 and the Notes to them appearing elsewhere in this Form 10-KSB/A-2.

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

REVENUE RECOGNITION

         Revenues are recognized at the time of shipment of the respective merchandise. Included in the net sales in the accompanying financial statements for the twelve months ended December 31, 2002, and 2001 are returns and allowances and sales discounts in the amounts of $612,700 and $579,255, respectively.

APPLICATION OF EIFT 01-9, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)'

         In accordance with EITF 01-9, we reclassified expenses relating to slotting fees paid, co-op advertising and promotions, from operating expenses to revenues. The term "gross revenues" as used in this document relates to the revenues excluding the above mentioned advertising expenses and sales returns, allowances and discounts. Gross revenues for 2002 and 2001 are $5,082,147 and $5,944,587, respectively, and the co-op advertising expenses are $901,599 and $1,524,943, respectively.

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

OVERVIEW

         Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. The impact of the terrorist attacks of September 11, 2001 and the government's response to them, including the commencement of the Persian Gulf war, have had short-term and also have had, and may continue to have, long-term adverse effects on our revenues, results of operations, financial condition, and prospects.

         The industry revenues reported in year 2002 were down approximately 25% percent from those reported in year 2001. We believe that this trend will reverse itself in the year 2003 and result in an upturn in the industry. Particularly, because of the popularity of low carbohydrate diets, we expect increased consumer demand for low carbohydrate diet assisting products such as ours. However, our product formulae are not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. In addition, many of our competitors sell to the same customers as we do. We believe at least some of these potential competitors will also find low carbohydrate diet assisting products attractive and compete with us. We strive to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We also trademark our proprietary brand names, such as, the "Carb Free Blend" in Carb Cutter(R). We believe that this allows us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations. None of our efforts in differentiating ourselves, however, will insure that existing or potential competitors will not erode our market share. We also expect that many customers will continue to want to purchase diet products containing ephedra which we discontinued selling early in 2002.

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

         During 2002, we continued to implement our strategic plan to diversify our product line through the development and promotion of two new products: Fat Cutter Plus and Acutrim(R) Natural as well as the promotion and expansion of the distribution of Carb Cutter(R). This strategy is aimed at reducing the negative impact upon us of (i) a shift in consumer preferences with regard to any one of our products, (ii) a change in retailer preferences for our products, or (iii) any other cause of reduced sales either for a particular product or in a particular geographical region because of negative publicity. Despite the introduction of new products, we remain significantly dependent on a single brand, the original Carb Cutter(R).

         The Company announced on December 19, 2002 that it had made a strategic decision to discontinue the sales of all ephedra-based products. As a result, the Company discontinued sales of Thin Tab(R) and Fat Cutter Plus in the first quarter of 2003. Our retail customers, however, may continue to sell those products from their inventory. Alternatively, they may return the products to us. In 2002, sales of those products were $965,608, or 19% of total revenue. At December 31, 2002, the Company recorded an allowance for sales returns of $317,600, including $200,000 for returns of products containing ephedra expected in 2003.

         We cannot predict the effects of the discontinuance of these products on our revenues, results of operations, financial condition, and prospects. See "Commitments and Contingencies."

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

RESULTS OF OPERATIONS

NET REVENUES:

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

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Gross revenues for the twelve months ended December 31, 2002 decreased by $862,440, to $5,082,147, versus the comparable period in 2001 of $5,944,587.
The decrease was due to the decrease in sales to our major customers of $689,069 and a decrease in our in house telemarketing revenue of $173,371. We believe these decreases were primarily based on a generally soft market and reduced advertising.

         Net revenues for the twelve months-ended December 31, 2002 decreased by $272,541 to $3,567,848 versus the comparable period in 2001 of $3,840,389, also because of a soft market and reduced advertising.

         During the twelve months ended December 31, 2002, six companies accounted for 65.5% of our gross revenues. GNC, our largest account, accounted for 20.5% of gross revenues versus the comparable period in 2001 of 20.8%.

Year ended December 31, 2001 compared with Year ended December 31, 2000.

         Gross revenues for the twelve months ended December 31, 2001 increased by $298,943 to $5,944,587 versus the comparable period in 2000 of $5,645,644. Although we experienced a decrease in our in-house telemarketing revenue of $603,550 in fiscal year 2001 versus the comparable period in fiscal 2000, the loss in telemarketing revenue was more than made up by increased gross revenue from the Company's large retail customers.

         Net revenues for the twelve months ended December 31, 2001, however, decreased by $954,000 to $3,840,389 versus the comparable period in 2000 of $4,794,854, because of increases in cooperative advertising, returns, and other allowances.

         During the twelve months ended December 31, 2001, six companies accounted for 73.5% of the total Company's gross revenues . In 2001, GNC, our largest account, accounted for 20.8% of gross revenues versus the comparable period in 2000 of 45.0%.

COST OF SALES

Year ended December 31, 2002 compared with Year ended December 31, 2001

         Cost of sales for the twelve months ended December 31, 2002 was $1,511,826, or 42.4% of net sales, compared to $1,903,755, or 49.6% of net sales for the twelve months ended December 31, 2001. The decrease in cost of sales as a percentage of net sales is primarily attributed to higher sales of Carb Cutter(R), which had a formula change decreasing the cost of goods sold on this product in fiscal year 2002. Additionally, the cost of sales was reduced by $73,747, which represents imputed interest on the Company's Note with GSN. The cost of sales as a percentage of net sales without this discount is 44.4%.

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Cost of sales for the twelve months ended December 31, 2001 was $1,903,755 or 49.6% of net sales, compared to $1,472,528, or 30.7% of net sales for the twelve months ended December 31, 2000. The increase in cost of sales as a percentage of net sales is primarily attributed to higher sales of Carb Cutter(R), which had a formula change increasing the cost of goods sold on this product in fiscal year 2001, and the reformulation of Acutrim Natural(R) that increased the cost of sales percentage.

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

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Gross profit for the twelve months ended December 31, 2001 was $1,936,634 a decrease of $1,385,691 or 41.7%, compared to gross profit of $3,322,325 for the twelve months ended December 31, 2000. As a percent of net sales, gross profit was 50.4% for the twelve months ending December 31, 2001, as compared to 69.2% for the twelve months ended December 31, 2000. The decrease in gross profit is primarily attributed to the increase in cost of goods for the Carb Cutter(R) and also Acutrim(R) Natural, each of which were reformulated in 2001 and as a result of such reformulation, has a lower gross margin than the prior year.

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

Year ended December 31, 2001 compared with Year ended December 31, 2000

         Net loss for the twelve months ended December 31, 2001 was $(1,399,533) or (.39) per share, compared to net income of $70,562 or $.02 per share for the twelve months ended December 31, 2000. The decrease in income was a direct result of our commitment to the advertising and promotion of our product lines. Advertising, Slotting Fees, Co-ops, Free Goods and Promotion Expenditures increased $789,392, or 48.8%, over the previous twelve months ended December 31, 2000.

CARRY FORWARD LOSS

         We have a net operating loss carryforward, as of December 31, 2002 of $895,346 for tax purposes to affect future taxable income. The net operating loss carryforward expires in 2022.

LIQUIDITY & CAPITAL RESOURCES

         At December 31, 2002, the Company had a working capital deficit of $702,970, compared to the prior year end, at December 31, 2001, of $900,663. This is an improvement of $197,693. In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000 over the next twenty-four months. Our current liabilities from accounts payable and accrued expenses decreased during 2002 by $106,916, primarily as a positive result of cash flow from operations and the financing arrangements with GSN described below.

         At December 31, 2002, the Company had inventory of $438,375, compared to $194,792 at December 31, 2001. The increased inventory was primarily the result of increased stocking and delivery requirements of a major new customer acquired in mid 2002.

         Net cash provided by operating activities for the year ended December 31, 2002 was $190,329 and resulted primarily from decreased operating expenses. Net cash provided by investing activities was $0 for the year ended December 31, 2002. Net cash used in financing activities for the year ended December 31, 2002 was $(257,483), which includes repayment of notes payable of $237,400 and $20,083 for capital lease payments. Net cash used in operating activities for the year ended December 31, 2001 was $(33,650) and resulted primarily from increased operating expenses. Net cash provided by investing activities was $122,163 for the year ended December 31, 2001, which resulted from purchases of trademarks for $25,000 and the release of a certificate of deposit as collateral for a bank loan of approximately $150,000.

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

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay over a two-year period to GSN amounts we owed to them as of the date of the agreement which were approximately $700,000. In connection with this agreement, we granted to GSN a blanket second priority lien on our assets. Also, in early April 2002, we entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided us with a $450,000 line of credit with 60 day terms. At the same time, in order to finance sales to a new major customer, GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit.

         In 2001, net loss was ($1,391,645). The net cash flow from operations was ($33,650). The 2002 net cash provided by operations was $190,329, and we increased our average monthly inventory to approximately $425,000 from approximately $289,000 in 2001, primarily because of inventory levels necessary to facilitate the Wal-Mart ordering process.

         Based on our improved results in 2002, our arrangements with GSN, and continued attention to expense reduction, we believe that our operations will provide sufficient cash to support our activities during 2003. However, if GSN determines to alter the informal arrangements extending our limit of credit to $1,000,000 or our operations fail to generate positive cash flow, it is likely we would not be able to continue our operations.

         In addition, our gross margins improved in 2002 to 58% from 50% in 2001. Operating and cost controls were put in place during 2002, which allowed us to reduce our General and Administrative expenses by almost $900,000.

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

         In April 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published in 1997, would have significantly limited our ability to sell Fat Cutter Plus, Thin Tab(R) and Carbolizer(TM) if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office (GAO) in which the GAO criticized as faulty the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

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

PRODUCT LIABILITY

         The Company, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We currently maintain product liability insurance coverage of $6,000,000. Because of the increased scrutiny of our industry arising out of the FDA's consideration of ephedra, or otherwise, it may become increasingly difficult to obtain and maintain product liability insurance coverage for products containing ephedra at current premiums, or at all. Our products liability coverage is on an occurrence basis and, even if we are unable to continue to secure product liability insurance on a claims made basis, would cover ephedra based claims. We believe that our insurance coverage would be adequate to cover any claims made against it relating to its products, whether based on ephedra or otherwise. We further believe that by ceasing to sell products containing ephedra and agreeing to accepting returns of its customers existing inventory, it has further reduced any potential liability relating to ephedra. We are not aware of any claims similar to those relating to ephedra having been made with respect to any of the other ingredients contained in its products.

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

         We could be adversely affected if any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of our products. All of our products have certificates of analysis supplied by our manufacturer, and we have completed independent clinical testing of all of our principal products to insure they work as described. We are highly dependent upon our customers' and the retail consumers' perception of the overall integrity of our business, as well as the safety and quality of our products and similar products distributed by other companies, which may not adhere to our quality standards. Our ability to attract and retain customers who, in turn, attract retail consumers, could be adversely affected by negative publicity regarding our products or one or more ingredients in our products or by the announcement by any governmental agency of a regulatory initiative relating to ingredients in our products.

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

         We believe that trademarks and other proprietary rights are among our most important assets. In fiscal 2002, substantially all of our net sales were from products bearing proprietary brand names, including Acutrim(R) Natural Thin Tab(R) and Carb Cutter(R). Accordingly, our future success depends upon the goodwill associated with these brand names. Although our principal brand names are registered in the United States, we cannot assure you that the steps we have taken to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. In addition, to the extent that we rely on common law trademark rights to protect our unregistered trademarks, such common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. Additionally, the sales of certain of our products rely on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that these third parties can successfully maintain their intellectual property rights or that we will be successful in maintaining these licensing agreements. If we lose the right to use these licenses, our business could be materially adversely affected.

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

DIRECTORS AND EXECUTIVE OFFICERS

         As of April 29, 2003, our directors and executive officers are:

Name                           Age          Position/Office
----                           ---          ---------------

Christopher Tisi               33           Interim Chairman of the Board,
                                            Chief Executive Officer,
                                            President, Secretary

Steven Pomerantz               47           Director
Ted Alflen                     56           Director

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 2002, 2001 and 2000 received by each of our chief executive officer and our other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year 2002 (each a "Named Officer" and collectively the "Named Officers"). No other executive officers were paid salary and bonus compensation by us which exceeded $100,000, during 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                ANNUAL COMPENSATION                         AWARDS
                                                -------------------                   ------------------
  NAME AND PRINCIPAL                                                                      SECURITIES
                                                                      OTHER ANNUAL                             ALL OTHER
                                          SALARY         BONUS        COMPENSATION        UNDERLYING          COMPENSATION
        POSITION             YEAR         ($)(1))         ($)            ($)(2)          OPTIONS(#)(3)            ($)
        --------             ----         -------         ---            ------          -------------            ---
Christopher Tisi             2002            164,983     7,249             --               50,000                 --
President, Chief             2001            100,703     7,524             --                  -                   --
Executive Officer            2000            118,169    18,169             --               102,000                --
And Secretary (4)

Steve Pomerantz              2002             62,182        --             --                  --              50,000(5)
Director(4)                  2001            114,321     3,762             --                  --                  --
                             2000            100,000    11,642             --               50,000                 --

--------------------

(1) Payment of $23,443 of Steve Pomertanz's 2001 salary and $32,578 of Christopher Tisi's 2001 salary was deferred in 2001 and was paid during 2002 in twelve equal monthly installments.

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

                              OPTION GRANTS IN 2002
                                Individual Grants

                           Number of Securities        % of Total
                        Underlying Options Options  Granted Exercise or
                                  Granted             to Employees in     Base Price    Expiration
          Name                    (#) (1)                 2002            ($/Sh)        Date (2)
          ----                    -------                 ----            ------        --------
Christopher Tisi(3)                50,000                 100%             $.12         02/11/06
President, Chief
Executive Officer,
Secretary and Interim
Chairman of the Board

-------------------
(1) All options granted in 2002 are non-qualified stock options and are not intended to qualify as an incentive stock option ("ISOs") under ss.422 of the Internal Revenue Code of 1986, as amended. The options are exercisable as of the date of grant. The options were granted at fair market value on the date of the grant.

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

        AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2002
                        AND FISCAL YEAR-END OPTION VALUES

                               Shares         Value      Number of Securities Underlying          Value of Unexercised
                            Acquired on     Realized               Unexercised                  In-the-Money Options at
   Name                     Exercise (#)       ($)         Options at Dec. 31, 2002 (#)           Dec. 31, 2002 ($)(1)
   ----                     ------------       ---         ----------------------------           --------------------
                                                          Exercisable      Unexercisable     Exercisable      Unexercisable
                                                          -----------      -------------     -----------      -------------
Christopher Tisi(2)              --            --           152,000             --               --                --
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

             EMPLOYMENT AGREEMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective January 1, 2002, we entered into a new employment agreement with Christopher Tisi, our Chief Executive Officer, President, Secretary and Interim Chairman of the Board. The agreement provides for a base salary of $140,000 ($18,750 of which will be used to pay certain amounts owing to third parties in connection with the settlement of litigation) as well as bonuses which are contingent upon increases in revenue over prior periods and net income results. The agreement provides that bonuses will be determined quarterly with 33% of such bonuses to be paid quarterly and the balance to be paid at year-end depending on the maintenance of previously achieved performance levels. The agreement also provides for an annual grant of 50,000 stock options under our 1998 Stock Option Plan. The options will have a four-year term and will be vested 100% on the date of grant. The agreement also provides for the payment of an amount equal to the lesser of (i) $275,000 or (ii) the maximum "golden parachute" payment permitted to be deducted by us under the federal tax law in the event Mr. Tisi is terminated after a change of control. An amendment to the agreement provided that $32,578 of Mr. Tisi's salary for 2001, which was not paid to him during 2001, would be paid in 2002 in twelve equal monthly installments.

         Effective January 1, 2002, we entered into a severance agreement with Steve Pomerantz, our former Chairman of the Board, Chief Executive Officer, and Treasurer. The agreement provided for a severance payment of $50,000 to be paid over the following year ($18,750 of which was used to pay certain amounts owing to third parties in connection with the settlement of litigation). An amendment to the agreement provided that $23,443 of Mr. Pomerantz's salary for 2001 which was not paid to him during 2001, would be paid in 2002 in twelve equal monthly installments.

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









                           [INTENTIONALLY LEFT BLANK]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The table below shows, as of April 29, 2003, the number of shares of common stock beneficially owned by:

         o each person whom we know beneficially owns more than 5% of the common stock;

         o        each director;

         o        each executive officer included in the Summary Compensation
                  Table; and

         o        all executive officers and directors as a group.

                                                                       SHARES OF COMMON STOCK
                                                                         BENEFICIALLY OWNED
                                                                         ------------------
                                                 NUMBER OF SHARES AND NATURE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER (1)       SHARES BENEFICIALLY OWNED (2)           PERCENT OF CLASS (3)
   ----------------------------------------       -----------------------------           --------------------
Christopher Tisi                                          869,088(4)(5)                          22.8%

Steven Pomerantz                                          401,829(4)(5)                          10.9%

Ted Alflen                                                  5,500(5)                               *

Tony D'Amato                                              255,000                                 7.0%
1526 Michigan Avenue, #1
Miami Beach, FL
All  executive officers and directors as a              1,276,417(3)(4)(6)                       32.8%
group (3 persons)

-----------------------------
    Less than 1%

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

(4) In 2000, Tony D'Amato ("D'Amato") executed and delivered to Christopher Tisi ("Tisi") and the Company a Shareholders' Agreement pursuant to which D'Amato granted to Tisi an irrevocable proxy (the "Irrevocable Proxy") authorizing Tisi to vote shares of the Company beneficially owned by D'Amato as of that date and any shares of the Company acquired by D'Amato thereafter. The Irrevocable Proxy had a two-year term. On January 31, 2001, Tisi relinquished his right to vote pursuant to the Irrevocable Proxy with respect to 125,000 shares beneficially owned by D'Amato as of that date. As disclosed in the 13D dated April 24, 2002 filed by Steve Pomerantz ("Pomerantz"), Tisi and D'Amato, on April 29, 2002, D'Amato executed and delivered to Tisi a First Amendment to the Shareholders' Agreement (the "First Amendment") pursuant to which D'Amato extended the term of the Shareholders' Agreement and the Irrevocable Proxy for an additional two-year period. In addition, Tisi and Pomerantz have entered into an oral understanding that each will vote the shares of common stock beneficially owned by him (or, in the case of Tisi, as to which he has voting power) together as a group, but only for the following purposes: (i) in favor of the same person or persons to be nominated and elected to serve on the board of directors to fill any vacancies on the board, if, and as such vacancies may arise from time to time (whether such vacancy occurs by removal, resignation or an increase in the size of the board of directors) at any time prior to our 2003 annual meeting of stockholders, or any adjournment thereof, and (ii) in favor of the same person or persons to be nominated and elected as the slate of nominees, and elected, to the board of directors to be voted upon by the shareholders at our 2003 annual meeting of shareholders, or any adjournment thereof. Accordingly, Tisi has sole voting power of 819,088 shares and sole dispositive power of 416,788 shares, and D'Amato has sole voting power of 125,000 shares and sole dispositive power of 308,502 shares.

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

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

--------------------------- ----------------------------- ---------------------------- ----------------------------
                                                                                          NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
      PLAN CATEGORY           WARRANTS AND RIGHTS (A)               RIGHTS              REFLECTED IN COLUMN (A))
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the years ended December 31, 2001 and December 31, 2000, we sold $63,881 and $163,969, respectively, products to KMS-Thin Tab, an entity we believe is controlled by J.C. Herbert Bryant III, a beneficial owner of greater than five percent of our stock. These sales were on terms no more favorable than those given to unaffiliated third parties in arms-length transactions.

         On January 12, 2002, we repaid a $100,000 loan from SunTrust Bank which was collateralized by a certificate of deposit in the principal amount of $100,000 pledged by Steve Pomerantz, our former Chief Executive Officer and Chairman of the Board. Accordingly, on that date, the collateral was released. On January 15, 2002, we obtained another short-term loan from SunTrust Bank in the amount of $23,400. This loan is collateralized by a certificate of deposit in the amount of $23,400 owned by Steve Pomerantz. The loan was due on July 15, 2002 and is payable in monthly installments of $4,167. The loan was paid in full during 2002.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Form 10-KSB/A-2 FINANCIAL
                  STATEMENTS:

                  o        Independent Auditors' Report

                  o        Balance Sheets as of December 31, 2002 and 2001

                  o Statements of Operations for the years ended December 31, 2002 and 2001

                  o Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001

                  o Statements of Cash Flows for the years ended December 31, 2002 and 2001

                  o        Notes to Financial Statements

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS FORM 10-KSB/A-2

         The exhibits to this Form 10-KSB/A-2 appear following the Company's Financial Statements included in this report.

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


Date: April 30, 2004      Health & Nutrition Systems International, Inc.




                          By: /s/ Christopher Tisi
                              -------------------------------------------------
                             Christopher Tisi
                             Chief Executive Officer, President, and Secretary (Principal Executive Officer)

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

         SIGNATURE                                     TITLE                                            DATE

                                              Chief Executive Officer, President, and
/s/ Christopher Tisi                          Secretary (Principal Executive Officer)               April 30, 2004
----------------------------------------
Christopher Tisi

/s/ Al Dugan                                  Controller (Principal Accounting Officer)             April 30, 2004
----------------------------------------
Al Dugan


/s/ James A. Brown                            Chairman of the Board                                 April 30, 2004
----------------------------------------
James A. Brown

/s/ Steven A Pomerantz                        Director                                              April 30, 2004
----------------------------------------
Steven A. Pomerantz

/s/ Ted Alflen                                Director                                              April 30, 2004
----------------------------------------
Ted Alflen

                                 CERTIFICATIONS
                                 --------------

         I, Christopher Tisi, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A-2 of Health & Nutrition Systems International, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  April 30, 2004



/s/ Christopher Tisi
-----------------------------------------
Christopher Tisi, Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

         I, Al Dugan, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A-2 of Health & Nutrition Systems International, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date   April 30, 2004


/s/ Al Dugan
------------------------------------------------
Al Dugan, Controller and Chief Accounting Officer

                                TABLE OF CONTENTS
                                -----------------



Independent Auditor's Report..............................................................F-1

Financial Statements:

   Balance Sheets as of December 31, 2002 and 2001........................................F-2

   Statements of Operations for the years ended December 31, 2002 and 2001................F-3

   Statements of Changes in Stockholders' Deficit for the years ended
      December 31, 2002 and 2001..........................................................F-4

   Statements of Cash Flows for the years ended December 31, 2002 and 2001................F-5

Notes to Financial Statements .........................................................F6-F20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



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


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a significant loss from operations, negative cash flows from operations and negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


As discussed in Note 19 to the financial statements, the accompanying 2002 and 2001 financial statements have been restated.


/s/DaszkalBolton LLP

Boca Raton, Florida
February 17, 2003

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
BALANCE SHEETS
YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

                                    ASSETS
                                    ------
                                                               2002           2001
                                                            -----------    -----------

Current assets

     Cash                                                   $    14,778    $    81,932
     Accounts receivable, net                                   344,700        194,792
     Inventory                                                  438,375        165,168
     Prepaids and other current assets                            2,373             --
                                                            -----------    -----------
         Total current assets                                   800,226        441,892
                                                            -----------    -----------
Property and equipment, net                                      39,302         66,949
                                                            -----------    -----------
Other assets:
     Trademarks, net                                             24,092         26,911
     Security deposit                                             6,424          6,424
                                                            -----------    -----------
         Total other assets                                      30,516         33,335
                                                            -----------    -----------
                  Total assets                              $   870,044    $   542,176
                                                            ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------
Current liabilities:
     Accounts payable                                         1,117,407      1,105,116
     Accrued expenses                                            64,680        183,887
     Capital leases, current portion                                714         19,152
     Notes payable                                              320,395         34,400
                                                            -----------    -----------
         Total current liabilities                            1,503,196      1,342,555
                                                            -----------    -----------

Notes payable, less current portion                             141,266          1,645
                                                            -----------    -----------
         Total liabilities                                    1,644,462      1,344,200
                                                            -----------    -----------

Stockholders' deficit:
     Common stock, $ 0.001 par value,
     authorized 30,000,000 shares; 3,629,813
     and 3,629,813 shares issued and
     outstanding at December 31, 2002 and
     2001, respectively                                           3,630          3,630
     Additional paid-in capital                                 834,812        834,812
     Accumulated deficit                                     (1,612,860)    (1,640,466)
                                                            -----------    -----------
         Total stockholders' deficit                           (774,418)      (802,024)
                                                            -----------    -----------
         Total liabilities and stockholders' deficit        $   870,044    $   542,176
                                                            ===========    ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

                                                  2002           2001
                                              -----------    -----------

Net revenue                                   $ 3,567,848    $ 3,840,389
Cost of Sales                                   1,511,826      1,903,755
                                              -----------    -----------
Gross profit                                    2,056,022      1,936,634
                                              -----------    -----------

Operating expense:
     General and administrative expense         1,524,678      2,400,680
     Advertising and promotion                    425,349        881,541
     Depreciation and amortization                 30,466         31,616
                                              -----------    -----------
         Total operating expense                1,980,493      3,313,837
                                              -----------    -----------

Income (loss) from operations                      75,529     (1,377,203)
                                              -----------    -----------

Other income (expense)
     Interest income                                   --          5,902
     Interest expense                             (47,923)       (23,347)
     Other income (expense)                            --          3,003
                                              -----------    -----------
         Total other income (expense)             (47,923)       (14,442)
                                              -----------    -----------

Income (loss) before income taxes                  27,606     (1,391,645)

Benefit (provision) for income taxes                   --         (7,888)
                                              -----------    -----------
Net income (loss)                             $    27,606    $(1,399,533)
                                              ===========    ===========

Net income per share - basic                  $      0.01    $     (0.39)
                                              ===========    ===========
Net income per share - diluted                $      0.01    $     (0.39)
                                              ===========    ===========
Weighted average number of shares - basic       3,629,813      3,612,472
                                              ===========    ===========
Weighted average number of shares - diluted     3,629,813      3,612,472
                                              ===========    ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

                                        Common Stock
                               --------------------------------

                                                           Additional
                                                             Paid-In     Accumulated
                                  Shares        Amount       Capital       Deficit         Total
---------------------------------------------------------------------------------------------------

Balance, December 31, 2000       3,604,813   $     3,605   $   831,537   $  (240,933)   $   594,209

Common stock issued for             20,000            20         1,980            --          2,000
legal settlement

Common stock issued for              5,000             5         1,295            --          1,300
services

Net loss                                --            --            --    (1,399,533)    (1,399,533)
                               -----------   -----------   -----------   -----------    -----------

Balance - December 31, 2001      3,629,813         3,630       834,812    (1,640,466)      (802,024)

Net income                              --            --            --        27,606         27,606
                               -----------   -----------   -----------   -----------    -----------

Balance - December 31, 2002      3,629,813   $     3,630   $   834,812   $(1,612,860)   $  (774,418)
                               ===========   ===========   ===========   ===========    ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

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
                                                          ===========    ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------


Health & Nutrition Systems International, Inc. ("HNS" or "the Company") markets and distributes weight management, energy and sports nutrition products to numerous national and regional health, food, drug and mass market accounts as well as independent health and pharmacy accounts. The Company was incorporated in Florida on October 25th, 1993. HNS product sales consist of six primary dietary supplements: Acutrim Natural(R), Thin Tab(R), Carb Cutter(R), Carbolizer(TM), Thin Tab Mahuang Free(TM), and Fat Cutter(R). The current markets are concentrated in North America and Puerto Rico. One manufacturer produces all of the HNS dietary supplements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------


The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2002 and 2001.


Use of Estimates
----------------

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
-----------


Inventories are stated at the lower of cost or market with cost being determined on a standard cost basis, net of allowances for slow-moving or obsolete inventory. Inventory allowances at December 31, 2002 and 2001 were $88,376 and $18,014, respectively. The increase in the inventory allowances were due to the Company establishing an allowance for Ephedra containing products. The allowances are based upon estimated returns and obsolete inventory.


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



Revenue Recognition
-------------------


The Company recognizes revenue when

         o        Persuasive evidence of an arrangement exists
         o        Shipment has occurred
         o        Price is fixed or determinable, and
         o        Collectability is reasonably assured

Subject to these criteria, the Company recognizes revenue at the time of shipment of the relevant merchandise.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------


Included in the net sales in the accompanying financial statements are reductions for returns and allowances, sales discounts, new store opening discounts and coop advertising and promotions.


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

Stock Compensation
------------------

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


The Company amortizes deferred stock-based compensation on the straight-line method over the vesting periods of the stock options, generally four years.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at December 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                                             2002             2001
                                          ---------      --------------
         Net income (loss)
           As reported                    $  27,606      $  (1,399,533)
                                          =========      =============
           Pro forma                      $  20,636      $  (1,417,186
                                          =========      =============

         Earnings per share
           As report                      $    0.01      $       (0.39)
                                          =========      =============
           Pro forma                      $    0.01      $       (0.39)
                                          =========      =============

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Intangible Assets
-----------------


Intangible assets are stated at cost less amortization. Intangible assets are the trademarks that were acquired in 2000 and 2001 and are being amortized on a straight line basis over the estimated useful life of 15 years.


Accounting for Long-Lived Assets
--------------------------------

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

New Accounting Pronouncements
-----------------------------


In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." The provisions of this Statement institute the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. Further, the provisions of the Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company believes that the adoption of SFAS 147 will not have a material impact on its financial statements.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 13 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

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


November 2002, the financial Accounting Standards Board (the "FASB") issued the FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at its inception of guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated results of operations or financial position.

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


NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During 2002, the Company has successfully controlled costs and attained profitability, including net income of $27,606 and cash flow from operations of $190,329. However, at December 31, 2002, the Company has a working capital deficit of $702,970 and adverse liquidity ratios.

Management intends to continue control costs and monitor financing capabilities. Management believes these factors will contribute toward achieving sustained profitability.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY, CONTINUED
---------------------------------------------------------------------

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 4 - TRADEMARKS
-------------------



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

The components of the Company's intangible assets subject to amortization are as follows:

                                         December 31, 2002        December 31, 2002
                                         -----------------        -----------------
                                     Gross                     Gross
                                    Carrying    Accumulated   Carrying     Accumulated
                                     Amount    Amortization    Amount     Amortization
                                     ------    ------------    ------     ------------
     Amortized intangible assets:
       Trademakes                   $32,228        $(8,137)   $32,228        $(5,317)
                                    =======        =======    =======        =======




Amortization expense for the years ended December 31, 2002 and 2001 was approximately $2,820 and $2,822, respectively.

Estimated amortization of intangible assets is as follows:

                      2003                  $   2,820
                      2004                      2,820
                      2005                      2,820
                      2006                      2,820
                      2007                      2,820
                   Thereafter                  12,812
                                            ---------
                                            $  24,092
                                            =========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - TRADEMARKS, CONTINUED
------------------------------



The following table adjusts earnings for the adoption of SFAS 142 for the years ended December 31, 2002 and 2001:

                                                2002              2001
                                              --------       ------------
        Net earnings:
          Reported net earnings (loss)        $ 27,606       $ (1,399,533)
          Goodwill amortization                     --                 --
                                              --------       ------------
        Adjusted net earnings                 $ 27,606       $ (1,399,533)
                                              ========       ============


NOTE 5 -FACTORING ARRANGEMENTS
------------------------------

In 2002, the Company factored certain of its accounts receivable, without recourse, with a commercial finance company. The factor purchases the receivables for the face amount of certain invoices, less a discount rate fee of 2.125%. The Company maintains a reserve account with the factor of 15%.

On March 15, 2002, the Company terminated their factoring agreement with Alliance Financial Capital, Inc. and entered into a factoring agreement with LSQ Funding Group, L.C. (LSQ). The agreement provides that LSQ will purchase certain receivables and advance 85% of the face amount of such receivables. The term of this agreement is one year. The maximum amount of receivables the Company may factor under the agreement is $750,000, and there is no minimum amount required to be factored. In connection with the factoring agreement, the Company granted LSQ a blanket lien on Company assets and the President/Chief Executive Officer was required to deliver a personal guarantee. The LSQ contract expired in March 2003 and the Company did not renew it. At December 31, 2002 the Company had factored approximately $10,000 of accounts receivable.

In 2001, the Company factored certain of its accounts receivable, without recourse, with a commercial finance company. The factor purchases the receivables for the face amount of certain invoices, less a discount rate fee of 1.75%. The Company maintained a reserve account with the factor of 20% to 50%, depending on the customer, of the outstanding receivables held by the factor. The reserve account may be charged additional fees from 3.35% to 4.75% on invoices paid beyond the agreed to terms.


                                                      2002            2001
                                                  ---------       ---------
         Receivables assigned to factor           $  10,118       $ 272,868
         Advances to (from) factor                   (9,612)       (259,225)
         Amounts due from factor                     33,389         181,149
         Unfactored accounts receivable, net        310,805              --
                                                  ---------       ---------
                                                  $ 344,700       $ 194,792
                                                  =========       =========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - ACCOUNTS RECEIVABLE
----------------------------


Accounts receivable consisted of the following at December 31, 2002 and 2001:

                                                  2002              2001
                                               ----------        ----------
         Accounts receivable                   $  685,078        $  352,002
         Less: allowance for doubtful amounts     (22,778)          (37,210)
         Less: allowance for sales returns       (317,600)         (120,000)
                                               ----------        ----------
         Accounts receivable, net              $  344,700        $  194,792
                                               ==========        ==========

At December 31, 2002, the Company recorded an allowance for sales returns of $317,600, including $200,000 for returns of products containing ephedra expected in 2003.


At December 31, 2001, the Company recorded an allowance for sales returns of $120,000 based upon expected returns from customers of one product with expiration dates in March and May 2002. During the year ended December 31, 2002, as product was returned, the related amounts were charged against the reserve.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

For years ended December 31, 2002 and 2001, KMS-Thin Tabs 100, Inc., a corporation controlled by Herbert Bryant, III, who resigned as a director of the Company in 1999, made aggregate purchases of one of the Company's products of $2,423 and $63,881, respectively.

In 2001 and 2002, Steve Pomerantz, a former officer of the Company and a member of the Board of Directors guaranteed short-term working capital loans from a bank in the amount of $100,000 and $23,400, respectively. Those loans have been repaid. See Note 11.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------


                                                       2002              2001
                                                    ---------         ----------
     Cash paid for interest                         $   9,514         $   23,347
                                                    =========         ==========
     Cash paid for income taxes                     $      --         $       --
                                                    =========         ==========

     Non-cash investing and financing activities:
         Common stock issued for services           $      --         $    3,300
                                                    =========         ==========
         Conversion of accounts payable to
           notes payable                            $ 700,000         $       --
                                                    =========         ==========


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------


The carrying value of cash, accounts receivables, loans receivable, accounts payable and other payables approximates fair value because of their short maturities.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - PROPERTY AND EQUIPMENT


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


NOTE 11 - NOTES PAYABLE
-----------------------


On April 11, 2002, the Company entered into an agreement with Garden State Nutritionals (GSN), the Company's sole manufacturer, to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule requires eight equal quarterly payments, without interest, starting June 1, 2002.


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

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


collateralized by a certificate of deposit in the amount of $100,000 owned by a former officer of the Company and member of the Board of Directors. The loan was paid in full on January 12, 2002.


On December 15, 2000, the Company received a short-term loan from a bank in the amount of $150,000. Interest accrued at a rate of 8.1% per annum and two certificates of deposits totaling $150,687 collateralized the note. This note was paid in full on December 15, 2001.

NOTE 12 - LEASE COMMITMENTS
---------------------------


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

Property under capital leases at December 31, 2002 and 2001 consisted of the following:

                                                 2002               2001
                                              ----------         ----------
         Machinery and equipment              $   59,902         $   59,902
         Less: accumulated amortization          (40,977)           (27,442)
            Total                             ----------         ----------
                                              $   18,925         $   32,460
                                              ==========         ==========

Future minimum rentals for property under operating and capital leases at December 31 are as follows:
                                                 Capital          Operating
                   Year Ending December 31,       Leases            Leases
                   ------------------------       ------            ------
                         2003                    $    790         $   82,704
                         2004                          --             23,008
                         2005                          --              6,214
                         2006                          --                 --
                                                 --------         ----------
           Total minimum lease obligation             790            111,926
           Less: interest                              76                 --
                                                ---------        -----------
           Present value of total minimum
            lease payments                            714        $   111,926
                                                                 ===========
           Less: current portion                      714
                                                ---------
             Non-current portion                $      --
                                                =========


NOTE 13 - STOCKHOLDERS' EQUITY
------------------------------


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


During the year ended December 31, 2001, the Company issued its common stock for cash and in exchange of services as follows:

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company issued 20,000 shares of common stock as settlement of a lawsuit, as disclosed in Note 14, valued at $2,000.


The Company issued 5,000 shares of common stock to consultants for professional services rendered, valued at $1,300.


NOTE 14 - LEGAL MATTERS
-----------------------

Twenty-two (22) cases have been filed alleging that the Company's Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products has ever contained, or currently contains, PPA. Based on that defense, to date, ten cases have been voluntarily dismissed after delivery to plaintiff's counsel of information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA.

In 2000, the Company sued J.C. Herbert Bryant, III, a former officer and director of the Company and KMS-Thin Tab 100, Inc., a corporation controlled by the former director, for trademark infringement, unfair competition and cyber piracy. Bryant and KMS-Thin-Tab 100, Inc. counterclaimed alleging a breach of distribution agreement with the Company. On September 19, 2002, the Company announced the settlement of all litigation between the Company, the former director and KMS-Thin-Tab 100, Inc.


The settlement agreement generally requires Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.cc and Carbcutter.cc to HNS and to take other actions to eliminate confusion over the ownership of the Thin Tab(R) name. Additionally, it provides for each of the adverse parties to generally release the others.


As part of the settlement, HNS transferred its Carbolizer(TM) product to KMS and entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending September 25, 2007, permitting him to purchase certain products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS has agreed not to sell its products directly to certain KMS customers. The Company recorded a legal settlement expense of $58,836 associated with this settlement.


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


NOTE 15 - CONCENTRATIONS
------------------------


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


NOTE 15 - CONCENTRATIONS, CONTINUED
-----------------------------------


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

Significant Customers
---------------------

We currently have approximately 15 drug, health food, and mass retailer customers which collectively comprised 87.0% of our gross revenues in 2002. We depend on several significant customers for a large percentage of our gross revenues. Our largest customers are GNC, Wal-Mart, Walgreens, Rite Aid, Target, and Eckerd Drugs. We do not have written agreements with any of these customers or any of our other customers.


During the fiscal year ending 2002, GNC represented approximately 20.5% of our gross revenues, Wal-Mart represented approximately 12.2% of our gross revenues, Walgreens represented approximately 10.6% of our gross revenues, Rite Aid represented approximately 10.1% of our gross revenues, Target represented approximately 7.0% of our gross revenues, Eckerd's represented approximately 5.1% of our gross revenues. The loss of any one or more of our significant customers would have material adverse effect on our operations.

The Company's gross revenue attributable to these customers for the years ended December 31, 2002 and 2001 are as follows:

                                2002               2001
                          -----------------  -----------------
       Walmart              $  619,000       $        -
       GNC                   1,040,000         1,237,000
       CVS                    under 10%          630,000
       Walgreens               539,000           661,000
       Rite Aid                514,010           840,000



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


NOTE 16 - INCOME TAXES


The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. At December 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                        2002           2001
                                                     ---------      ---------
         Income tax (benefit) consists of:
           Current                                   $      --      $   7,888
           Deferred                                         --             --
                                                     ---------      ---------
                                                     $      --      $   7,888
                                                     =========      =========

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                       2002              2001
                                                    ----------      -----------
         Taxes computed at combine federal
           and state tax rate                       $    9,386      $  (473,159)
         Non-deductible expenses                         2,719            3,835
         State income taxes, net of federal
           income tax benefit                            1,292          (50,107)
         Other                                          28,845          (20,135)
         Effect of change in income tax rate                --           (6,953)
         Increase (decrease) in deferred tax
           asset valuation allowance                   (42,242)         540,501
                                                    ----------      -----------
         Provision (benefit) for income taxes       $       --      $     7,888
                                                    ==========      ===========

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 16 - INCOME TAXES, CONTINUED
---------------------------------


The components of the deferred tax asset were as follows at December 31:

                                                      2002               2001
                                                   -----------      -----------
         Deferred tax assets:
           Net operating loss carryforward         $   336,919      $   464,427
           Allowance for receivables                   128,084           69,295
           Allowance for inventory                      33,256            6,779
           Litigation costs related to capital              --               --
                                                   -----------      -----------
         Total deferred tax assets                     498,259          540,501
                                                   -----------      -----------
         Deferred tax liabilities:
           Net deferred tax asset                      498,259          540,501
                                                   -----------      -----------

         Valuation allowance:
           Beginning of yuear                         (540,501)              --
           Decrease (increase) during year              42,242         (540,501)
                                                   -----------      -----------
           Ending balance                             (498,259)        (540,501
                                                   -----------      -----------
         Net deferred taxes                        $        --       $       --
                                                   ===========       ==========

As of December 31, 2002, the Company has an unused net operating loss carryforward of $895,346 available for use on its future corporate income tax returns. This net operating loss carryforward expires in 2022.


NOTE 17 - STOCK OPTIONS
-----------------------


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

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 17 - STOCK OPTIONS, CONTINUED

We reserved an aggregate of 1,250,000 shares of common stock for issuance of options under the stock option plan. As of December 31, 2002, options to purchase an aggregate of 506,500 shares of common stock had been granted, after giving effect to forfeitures. Therefore, options to purchase 743,500 shares of common stock remain available under the Plan. The board of directors or a committee of the board of directors will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan options to be granted, the number of shares subject to each plan options and the plan option price.


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

During the year ended December 31, 2001, no options were granted to officers, directors and employees of the Company.


A summary of options during the years ended December 31, 2002 and 2001 is shown below:

                                                            December 31, 2002                         December 31, 2001
                                                 ----------------------------------------    -------------------------------------
                                                   Number of          Weighted-Average        Number of        Weighted-Average
                                                    Shares             Exercise Price           Shares          Exercise Price
                                                 ----------------    --------------------    -------------    --------------------
Outstanding at beginning of year                      540,500        $              0.50         710,000      $            0.50
Granted                                                50,000                          0              --                     --
Exercised                                                  -                          --              --                     --
Forfeited                                             (84,000)                     (0.50)       (169,500)                 (0.50)
                                                 ------------        -------------------     -----------      -----------------
Outstanding at December 31                            506,500        $              0.47         540,500                   0.50
                                                 ============        ===================     ===========      =================

Exercisable at December 31                            292,050                                    218,200
                                                 ============                                ===========
Available for issuance at December 31                 743,500                                    709,500
                                                 ============                                ===========


HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 17 - STOCK OPTIONS, CONTINUED
----------------------------------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

         Risk-free interest rate               4.5% - 6.5%
         Expected life (years)                   Various
         Expected volitility                       1.23
         Expected dividends                        None


NOTE 18 - RECLASSIFICATIONS
---------------------------

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications have no effect on reported net income. In 2002 and 2001, the Company reclassified $901,599 and $1,524,943, respectively, of promotion and co-operative advertising fees to revenues from the operating expense "Advertising and promotion."

NOTE 19 - SUBSEQUENT EVENTS
---------------------------


As of March 15, 2003, the Company discontinued the sale of ephedra based Thin Tab(R) and Fat Cutter Plus(R) products.


NOTE 20 - RESTATEMENTS


Subsequent to filing its Proxy Statement on January 5, 2004 the Securities and Exchange Commission requested additional disclosures to be included. These additional disclosures had no effect on the previously reported total assets or net income.


NOTE 21 - EMPLOYMENT AGREEMENT

Effective January 1, 2002, we entered into a new employment agreement with Christopher Tisi, our Chief Executive Officer, President, Secretary and Interim Chairman of the Board. The agreement provides for a base salary of $140,000 ($18,750 of which will be used to pay certain amounts owing to third parties in connection with the settlement of litigation), as well as bonuses that are contingent upon increases in revenue over prior periods and net income results. The agreement provides that bonuses will be determined quarterly with 33% of such bonuses to be paid quarterly and the balance to be paid in succeeding quarters at which time the bonus is recalculated on cumulative year to year results for the relevant period. The agreement also provides for an annual grant of 50,000 stock options under our 1998 Stock Option Plan for two years. The options will have a four-year term and will be vested 100% on the date of grant. The agreement also provides for the payment of an amount equal to the lesser of
(i) $275,000 or (ii) the maximum "golden parachute" payment permitted to be deducted by us under the federal tax law in the event Mr. Tisi is terminated after a change of control. An amendment to the agreement provided that $32,578 of Mr. Tisi's salary for the 2001 that was not paid to him during 2001 would be paid in 2002 in twelve equal monthly installments.

Index to Exhibits
-----------------

EXHIBIT NUMBER        DESCRIPTION OF EXHIBITS

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

                                                                    Exhibit 99.1


                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Health & Nutrition Systems International, Inc. (the "Company") on Form 10-KSB/A-2 for the fiscal period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Tisi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Christopher Tisi
---------------------
Christopher Tisi
Chief Executive Officer
April 30, 2004

                                                                    Exhibit 99.2


                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Health & Nutrition Systems International, Inc. (the "Company") on Form 10-KSB/A-2 for the fiscal period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Al Dugan, Controller (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Al Dugan
-----------------------------------------
Al Dugan
Controller (Principal Accounting Officer)
April 30, 2004