Form 10QSB
period 2004-03-31
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-05-17
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No [ ]

         There were 3,832,813 shares of common stock, $0.001 par value, of the registrant outstanding at March 31, 2004.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.
                ------------------------------------------------

                                      INDEX
                                                                                         Page
                                                                                    ---------------

Facing Sheet......................................................................    Cover Page
Index.............................................................................        ii
Part I - Financial Information
      Item 1.  Financial Statements                                                       1
         Condensed Balance Sheet as of March 31, 2004 (Unaudited).................        1
         Condensed Statements of Operations for the three
         months ended March  31, 2004 and 2003 (Unaudited)........................        2
         Condensed  Statements  of Cash Flows for the three months ended March 31,
         2004 and 2003 (Unaudited)................................................        3
         Notes to Condensed Financial Statements..................................       4-6
      Item 2.     Management's Discussion and Analysis or Plan of Operations......        7
      Item 3.     Controls and Procedures.........................................        17
Part II - Other Information
      Item 1.  Legal Proceedings..................................................        17
      Item 2.  Changes in Securities..............................................        18
      Item 3.  Defaults Upon Senior Securities....................................        18
      Item 4.  Submission of Matters to a Vote of Security Holders................        18
      Item 5.  Other Information..................................................        18
      Item 6.  Exhibits and Reports on Form 8-K...................................        19
Signature.........................................................................        20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     ------


                                                               MARCH 31, 2004
                                                               --------------
Current assets:
     Cash                                                       $    58,586
     Accounts receivable, net                                       282,601
     Inventory                                                    1,001,254
     Prepaid expenses                                                45,198
                                                                -----------
                  Total current assets                            1,387,545
                                                                -----------

Property and equipment, net                                          67,431
                                                                -----------
Other assets:
     Trademarks, net                                                    986
     Security deposits                                                6,425
                                                                -----------
Total other assets                                                    7,411
                                                                -----------
         Total assets                                           $ 1,462,387
                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
     Accounts payable                                           $   657,164
     Accrued expenses                                               281,411
     Notes payable, current portion                                 504,671
                                                                -----------
         Total current liabilities                                1,443,246
                                                                -----------

Notes payable, less current portion                                 163,940
                                                                -----------

         Total liabilities                                        1,607,186
                                                                -----------

Stockholders' deficit:
     Common stock, $0.001 par value, authorized 30,000,000
     shares; 3,832,813 shares issued and outstanding                  3,830
     Additional paid-in capital                                     858,612
     Accumulated deficit                                         (1,007,241)
                                                                -----------
         Total stockholders' deficit                               (144,799)
                                                                -----------

         Total liabilities and stockholders' deficit            $ 1,462,387
                                                                ===========

            See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                        2004            2003
                                                    -----------     -----------
Net Revenue                                         $ 1,489,377     $ 1,065,548

Cost of sales                                           639,936         451,418
                                                    -----------     -----------

Gross profit                                            849,441         614,130
                                                    -----------     -----------

Operating expense:
     General and administrative expense                 450,471         341,194
     Advertising and promotion                          473,814         162,411
     Depreciation and amortization                        5,897           7,443
                                                    -----------     -----------
         Total operating expense                        930,182         511,048
                                                    -----------     -----------

Income (loss) from operations                           (80,741)        103,082
                                                    -----------     -----------

Other income (expense):
         Interest expense                                (9,999)        (10,829)
                                                    -----------     -----------

Income (loss) before income taxes                       (90,740)         92,253
                                                    -----------     -----------

Benefit (provision) for income taxes                         --              --
                                                    -----------     -----------

Net income (loss)                                   $   (90,740)    $    92,253
                                                    ===========     ===========

Net income (loss) per share - basic                 $     (0.02)    $      0.03
                                                    ===========     ===========
Net income (loss) per share - diluted               $     (0.02)    $      0.03
                                                    ===========     ===========
Weighted average number of shares - basic             3,832,813       3,629,813
                                                    ===========     ===========
Weighted average number of shares - diluted           3,832,813       3,629,813
                                                    ===========     ===========

            See accompanying notes to condensed financial statements.

                 HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2004           2003
                                                       ---------      ---------

Net cash provided by operating activities              $ 184,506      $ 189,106
                                                       ---------      ---------
Cash flows from financing activities:
     Repayments on notes payable                        (133,326)      (101,500)
     Repayments on capital leases                             --           (714)
                                                       ---------      ---------
Net cash used in financing activities                   (133,326)      (102,214)
                                                       ---------      ---------

Net increase (decrease) in cash                           51,180         86,892

Cash, beginning of period                                  7,406         14,778
                                                       ---------      ---------

Cash, end of period                                    $  58,856      $ 101,670
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2003, found in the Company's Form 10-KSB.

NOTE 2 - REVENUE RECOGNITION
----------------------------

REVENUE RECOGNITION

The Company recognizes revenue when

         o        Persuasive evidence of an arrangement exists
         o        Shipment has occurred
         o        Price is fixed or determinable, and
         o        Collectability is reasonably assured

Subject to these criteria, except with respect to customers that buy our products on "pay-on-scan terms," we recognize revenue at the time of shipment of the relevant merchandise. "Pay-on-Scan" sales are treated as consignment sales by the Company. In the case of these consignment sales, the Company records revenues, and removes the items from inventory when the customer reports the sales to the Company. Normally the Company is notified of the customer's sales through periodic sales reports, payments, or when the customer reorders the relevant product.

On March 31, 2004, the Company had approximately $232,000 of inventory on consignment relating to its "pay-on-scan" sales. On March 31, 2003, the Company had no outstanding consignment sales.

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

NOTE 4 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. In the first quarter of 2004, the Company continued to control administrative costs and its cost of goods. However, the Company created a reserve of $168,000 for one of its products, because one of its major customers notified us that they intended to discontinue selling the product, most likely within 90 days. The Company also increased its advertising expenditures from approximately $163,000 in the first quarter of 2003, to approximately $455,000 in the first quarter of 2004. Primarily as a result of the deduction of the reserve in computing net revenues and the increased advertising expense, in the first quarter of 2004, the Company had a net loss of $90,740, and cash flow from operations of $184,506. The increased advertising expenditures were financed in part by profits generated in the third and fourth quarter of 2003, and in part by a temporary increase in payment terms by our supplier, Garden State Nutritional. At March 31, 2004, the Company has a working capital deficit of $55,701 and adverse liquidity ratios.

Management intends to continue to attempt to control costs and monitor financial capabilities. Management believes controlling costs and financial discipline are critical to its ability to achieve sustained profitability.

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

During the three months ended March 31, 2004, no new options were granted to officers, directors and employees of the Company. Subsequent to the close of the quarter, as of April 8, 2004, in conjunction with the execution of a new employment contract, Mr. Christopher Tisi, our Chief Executive Officer, was granted options to purchase 50,000 shares of HNS stock at $.30. Those options have a four-year term.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at March 31, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                            MARCH 31, 2004
                                                            --------------

         Net income
            As reported                                     $   ($90,740)
                                                            =============
            Pro forma                                       $   ($90,740)
                                                            =============
         Earnings per share
             As reported                                    $     ($0.02)
                                                            ==============
             Pro forma                                      $      $0.02)
                                                            ==============

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

                 Risk-free interest rate            4.5% - 6.5%
                 Expected life (years)              Various
                 Expected volatility                1.23
                 Expected dividends                 None


NOTE 6- NOTES PAYABLE
---------------------

In July 2003, the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000 bearing interest at 4.5% per annum. The balance of the note at March 31, 2004 was $645,687. The note is payable in quarterly installments of $131,410.

In January 2004, the Company purchased a vehicle for use by its salesperson, and issued a note to a financial institution for $23,356. The balance of the note at March 31, 2004 was $22,923.

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

The following discussion of our results of operations and financial condition should be read together with our unaudited Financial Statements contained in
Part I, Item 1 and the related Notes in this Form 10-QSB and our audited Financial Statements and the related Notes contained in our Form 10-KSB filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Management believes the following critical accounting policies affect the probable returns, significant judgments and estimates used in the preparation of the financial statements.

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

On March 31, 2004, we had approximately $232,000 of inventory on consignment relating to its "pay on scan" sales. At March 31, 2003, we had no inventory on consignment.

Included in the net revenue in the accompanying financial statements for the three months ended March 31, 2004 and 2003 are reductions for returns and allowances, sales discounts, new store opening discounts and co-op advertising and promotions in the aggregate amounts of $595,769 and $551,237 , respectively. The larger reductions in the first quarter of 2004 were primarily due to increases in sales returns and allowances, including the deduction of $168,000 as a reserve against a single product, which one of our major customers indicated that they would stop selling.

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

CUSTOMER LIABILITY ESTIMATES

The Company estimates and accrues expenses and liabilities for co-op advertising and promotions and expenses for discontinued products as a reduction of sales. The liability is maintained until the customer takes the deduction against payments due. This liability is netted against the accounts receivable account on the balance sheet. The amount at March 31, 2004 was $875,255.

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

RECENT DEVELOPMENTS

In July of 2003, the Board of Directions determined to consider strategic alternatives to either enhance or replace our neutraceutical business. The Board intends to continue to assess what steps can be taken to realize greater value for our shareholders. These include the possibility of acquiring additional businesses for stock and/or the sale of the Company or substantially all of its assets, including the ongoing possibility of such a sale to our Chief Executive Officer and President, Christopher Tisi, or an entity controlled by him.

On November 26, 2003, we entered into an agreement with TeeZee, Inc., a company wholly owned by Mr. Tisi, our chief executive officer and president, to sell TeeZee, Inc. substantially all of our assets, subject to approval by our shareholders, for $411,000 in cash and notes and the assumption of substantially all of our liabilities. Prior to entering into the definitive agreement, the Board of Directors considered strategic alternatives with particular attention to the risks associated with our diet-related nutraceuticals business and the increasingly challenging regulatory, legal and insurance environment for the nutraceuticals industry, and weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, to render an opinion as to the fairness of the transaction, from a financial point of view. Mr. Tisi subsequently informed us that based upon the expiration of his employment agreement on December 31, 2003, if the sale was not approved by our shareholders, he would terminate his employment with us. In February 2004, we restated our earnings for the third quarter of 2003, which lowered our reported earnings for the period. At that time, Mr. Tisi also told the Board he was willing to continue to serve as our chief executive officer - subject to the execution of a definitive agreement - even if the Board decided not to accept his offer. Capitalink thereafter rescinded its fairness opinion which was based in part on the third quarter results. As a result, on February 23, 2003, we terminated the agreement with Tee Zee, Inc. Tee Zee, Inc. has left open its offer to purchase substantially all of our assets. The Board of Directors continued to review TeeZee's offer in light of developments subsequent to the termination of the agreement. On April 22, 2004, the Board rejected the offer. The Board primarily based its decision as not in the current best interest of the shareholders, the current market value of the Company's shares, current operations, and Mr. Tisi's recent agreement to stay with the company through December 31, 2005. In addition, the Board chose to afford itself more time to consider strategic alternatives. The Board intends to continue to consider strategic alternatives to increase shareholder value, which alternatives may include the sale of our current business, a merger or other combination with another enterprise, or both.

On April 9, 2004, Mr. Tisi entered into a new two-year employment contract, effective as of January 1, 2004. The contract

         o        increases his base salary from $147,000 to $164,000;

         o provides for a quarterly bonus of the sum of 5% of the increase in net revenues compared to the comparable quarter for the prior year and 10% of net income. One third of the bonus is payable at the conclusion of the applicable quarter; one third is payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year-to-date results, and one third is payable at year-end based on a comparison to the prior years results. Amounts paid in any quarter are not subject to refund;

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

         o provides that he will not compete with us for a one-year period after the termination of the contract (other than termination without cause) in the wholesale distribution of sale in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by the Company.

Mr. Tisi has developed relationships with our customers, vendors and other industry participants that have enabled us to maintain our operations and, in the last year, grow our business. The loss of his services would severely impair our ability to function as we currently do. In addition to being our CEO, Mr. Tisi is responsible for our product development, marketing, operations and finance. We have reviewed, and continue to review, supplementing Mr. Tisi's activities with additional executive capacity, but working capital limitations limit our ability to identify and recruit appropriate candidates.

To partially mitigate our sole reliance on Mr. Tisi, the Board has expanded the role of our Chairman, James Brown. Mr. Brown, who has to-date focused primarily on opportunities that might strategically enhance shareholder value, will have more day-to-day interaction in areas such as financial management and strategic direction. For these services, Mr. Brown's compensation was increased in February 2004 from $3,000 per month to $8,000 per month through July 31, 2004.

OVERVIEW

We believe that industry trends as well as factors specific to us will impact our future results. Following are some key points that we believe are important in understanding our position today, and our outlook for the future.

Trends in our industry
----------------------

According to the Nutrition Business Journal, revenues from the sale of dietary supplements in year 2003 were up approximately two percent (2%) from those reported in year 2002. No reliable statistics are yet available for the first quarter of 2004. Particularly, because of their popularity, increased consumer use of low carbohydrate diets will benefit products like ours. Our product formulae are not proprietary. Similar formulations to our flagship product, Carb Cutter(R), have been developed and have achieved full distribution at all of our customers. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. Many of our competitors sell to the same customers as we do. In addition to our existing competitors, we believe some of these potential competitors will begin to market carbohydrate diet assisting products. In this respect, the very popularity of the low carbohydrate diets may encourage additional stronger competitors to compete with us. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations.

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

Until and unless we develop additional products that are accepted by the market, we remain largely dependent on the sales of one product, Carb Cutter(R). This strategy is intended to minimize the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area.

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

NET REVENUE AND INCOME
----------------------

In the first three months of 2004, we have been able to increase net revenues and maintain control over our administrative costs and cost of sales. The net revenues for the three months ended March 31, 2004 were $1,489,377 compared to $1,065,548 for the same period in 2003, an increase of $423,829, or 40%. General and administrative expenses for the three months ended March 31, 2004 were $450,471 compared to $341,194 for the same period in 2003, an increase of $109,277, or 32%. While administrative costs rose, their rate of increase was less than the rate of our rise in revenue. The cost of sales, as a percentage of net sales, increased by only 0.6% for the three months ended March 31, 2004 compared to March 31, 2003. The gross profit for the three months ended March 31, 2004 was $849,441, or 57.0% of net revenue compared to the same period in 2003 of $614,130, or 58.6%, an increase of $235,311. The increase in net revenue is largely attributable to sales of Carb Cutter(R) and Carb Cutter(R) Phase 2, to two major customers. However, more competitors are introducing very similar products and the higher level of competitor may adversely affect the sale of these products.

We believe that increasing advertising expenditures by $311,403 during the three months ended March 31, 2004 was a significant factor in the increase in net revenues during the period. A substantial portion of the advertising expenditures came from a temporary increase in payment terms granted to us by our product supplier, Garden State Nutritional, and the profits generated in the third and fourth quarter of 2003. We do not know whether Garden State will continue to extend our payment terms. If they do not, we may have to curtail advertising in subsequent periods.

We had a loss of ($90,740) for the three months ended March 31, 2004 compared to net income of $92,253 in the first quarter of 2003, a decrease of $182,993. This decrease was primarily because of

         o a reserve of $168,000 for one of our products, which one of our customers discontinued selling;

         o        increased advertising expenses; and

         o        increased insurance costs.

During the three months ended March 31, 2004, six companies accounted for approximately 90% of our net revenues compared to 82% in the first quarter of 2003. Further, our two largest customers accounted for 81% of the net revenue in the first quarter 2004 compared to 58% in the first quarter of 2003. Although we are encouraged by the increase in net revenues generally, the increased concentration of our business in fewer customers makes us more vulnerable to changes in their purchasing practices or, in some cases, the customers' reluctance to do business with a supplier where that customer's volume with that supplier represents too large a part of the supplier's total sales.

INSURANCE
---------

Insurance for the products we sell has become significantly more expensive. The policy became effective in March 2004 and carried a premium of $157,000, which is over twenty times higher than our prior policy. Because it is written on a "claims made" rather than an "occurrence" basis, it does not provide as much continuity of coverage as we historically have enjoyed. We purchased $5,000,000 worth of coverage for 2004, as opposed to the $6,000,000 we had in 2003. While we believe the level of coverage is adequate to meet the needs of our customers and provide us with appropriate risk protection, there is no assurance that we will be able to obtain coverage in the future. We do not believe that we will be able to secure "claims made" coverage in the foreseeable future.

INCREASED COSTS
---------------

The increasing oversight mandated by the Sarbanes-Oxley Act coupled with changes we have made in response to the occurrences, giving rise to the earnings restatement for the third quarter of 2003, have led to the following.

         o Our auditor, Daszkal Bolton, is spending more time in assessing our internal controls and assisting us in implementing other provisions of the Sarbanes-Oxley Act.

         o The audit committee has expanded their review and interaction with management.

         o Our costs for legal and other professional services, including the retention of professionals to consult on areas related to Sarbanes-Oxley, have and will rise significantly.

ADEQUATE WORKING CAPITAL
------------------------

Our working capital situation improved in 2003, but deteriorated by approximately $222,800 in the first quarter of 2004. At March 31, 2004, we had a working capital deficit of ($55,701). Cash constraints continue to limit our ability to grow. In addition, a change in our sole manufacturer's informal financing arrangements with us, which occasionally enable us to exceed our payment terms, could make it difficult or impossible to support our current level of sales. The loss or reduction in sales to any of our key customers would also negatively impact our working capital. Management and the Board of Directors continue to explore alternative sources of capital to fund operations and support potential growth, but we have not identified any financing sources superior to or as good as that provided to us by our sole manufacturer.

DIVERSIFICATION
---------------

We intend to continue to implement our strategic plan of diversifying our product line by developing and promoting new products. For example, in 2003, we received initial orders for our new Carb Cutter(R) Phase 2 product, and, by year's end, introduced Zoom(R). We will introduce two new products in the second quarter of 2004. There is no assurance that these products will experience widespread consumer acceptance. It is too early to determine whether customers will accept Carb Cutter(R) Phase 2 on a long term basis, or whether our Zoom(R) product or our other new products will be successful. Our strategy is intended to minimize the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area. Despite the introduction of new products, we remain significantly dependent on a single brand, the original Carb Cutter(R).

RESULTS OF OPERATIONS

We report our net revenue after deducting:

         o co-op advertising and promotions given to the customers to promote the product and improve sales;

         o        cash discounts;
         o        slotting fees and new store discounts; and
         o        returns and allowances.

In the first quarter of 2004, the aggregate amount of the deductions was $595,769 compared to $551,237 in the first quarter 2003, an increase of 8% compared to an increase in net revenue of 40%. The increase was less than the amount of increase in net revenues despite the $168,000 reserve that we created for the potential return of product from a key customer. Some of our new major customers do not ask us to participate in co-op-advertising and other promotions.

NET REVENUES

Net revenues, for the three months ended March 31, 2004 were $1,489,377 an increase of $423,829, or 40%, compared to net revenues of $1,065,548 for the three months ended March 31, 2003. Net revenues from two of our major customers increased by $591,590 and accounted for 81% of our net revenue in 2004 compared to 58% of our net revenue in 2003. We believe the increase was primarily driven by increased sales of our Carb Cutter(R) products. Increases in our in-house advertising by $311,403 significantly contributed to the increase in net revenue. During the three months ended March 31, 2004, six customers accounted for 90% of net revenue, compared to 82% in the same period of 2003.

NET INCOME (LOSS)

Our net loss for the three months ended March 31, 2004, was ($90,740), compared to a profit of $92,253 for the three months ended March 31, 2003, a decrease of $182,993. Net loss per share was ($0.02) for the three months ended March 31, 2004, as compared to a net profit of $0.03 per share for the three months ended March 31, 2003. This decrease was primarily because of

         o a reserve of $168,000 for one of our products, which one of our customers discontinued selling;

         o        increased advertising expenses; and

         o        increased insurance costs.

COST OF SALES

Cost of sales for the three months ended March 31, 2004 was $639,936, or 43% of net revenues, as compared to $451,418, or 42% of net revenues for the corresponding period in 2003. The dollar amount is higher because of increased sales during the period. While our cost of sales will always grow as an absolute number as sales volume increases, we believe that our cost of sales will maintain its current ratio to sales in the immediate future.

GROSS PROFIT

Gross profit for the three months ended March 31, 2004 was $849,411 an increase of $235,311 or 38% compared to gross profit of $614,130 for the three months ended March 31, 2003. As a percent of net sales, gross profit was 57% for the three months ended March 31, 2004, compared to 58% for the three months ended March 31, 2003. The increase in gross profit of $235,311 was primarily due to an increase in net revenue, primarily from increased sales of Carb Cutter(R) and Carb Cutter(R) Phase 2 products.

OPERATING EXPENSES

Operating expenses are made up of three expense classifications:

         o        Advertising;

         o        General and Administration; and

         o        Depreciation and Amortization.

Operating expenses were $930,182 for the three months ended March 31, 2004, representing an increase of $419,134 compared to $511,048 for the three months ended March 31, 2003. As a percent of net revenues, operating expenses were 62% for the three months ended March 31, 2004, compared to 48% for the three months ended March 31, 2003.

Advertising and promotion expenses for the three months ended March 31, 2004 were $473,814, representing an increase of $311,403, compared to $162,411 for the three months ended March 31, 2003. The increase in advertising expenditures has, in our opinion, been a significant factor in increasing sales.

General and administrative expenses were $450,471 for the three months ended March 31, 2004, compared to $341,194 for the three months ended March 31, 2003, an increase of $109,277; however as a percentage of net revenue, general and administrative expenses were 30% in the first quarter of 2004 compared to 32% in the first quarter of 2003, reflecting our continued efforts to control general and administrative expenses.

INVENTORY

The inventory at December 31, 2003 was $1,159,470 compared to March 31, 2004 at $1,001,160, a decrease of $158,310, or 14%. The decrease reflects normal fluctuations in ordering new inventory. The reduction in depreciation amortization expense from $7,443 in the three months ended March 31, 2003 to $5,897 in the three months ended March 31, 2004, is primarily attributable to the sale of the Acutrim(R) brand.

LIQUIDITY & CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital deficit of $55,701, compared to a $693,965 working capital deficit at March 31, 2003. At the end of 2003, the Company had positive working capital of $167,140.

Net cash provided by operating activities for the three months ended March 31, 2004 was $184,505 compared to $189,106 for the three months ended March 31, 2003. The primary activities providing the cash was the decrease in the accounts receivables and a decrease in the inventory.

Net cash used in financing activities for the three months ended March 31, 2004 was $133,326 compared to net cash used by financing activities of $102,214 the three months ended March 31, 2003. This is primarily attributable to the repayment of a portion of the note to Garden State Nutritionals.

Mr. Tisi's bonus is based on a formula contained in his employment agreement dated April 7, 2004, as follows:

         o 5% of the increase in net revenues for the period as measured against the corresponding period the year before, plus

         o        10% of net income for the period.

With respect to actual payment of the bonus, 33.3% of it is paid when we file our first quarter 10-QSB. The second 33.3% will be paid after the second quarter, and is contingent upon operating performance. The final third is payable after filing our 2004 annual report (Form 10-KSB), and is also contingent on operating performance. Mr. Tisi is not required to return any amounts paid to him in prior quarters. We accrued the full amount of the bonus in the first quarter.

In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement. The amount was represented by a promissory note of approximately $700,000. Our repayment schedule required equal monthly payments over the next twenty-four months, without interest. In connection with this agreement, we granted a blanket lien on our assets to GSN. The occurrence of any of the following events constitute a default under this promissory note:

         o the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing;

         o the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code, or any other federal or state law relating to insolvency or relief of debtors; and

         o Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within thirty days).

In July 2003, the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000.

The new note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. At March 31, 2004, the balance owed to GSN for the note is $645,687.

In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60-day terms. GSN has allowed us to have as much as $1,000,000 outstanding at certain times under the line of credit. At March 31, 2003, the balance owed to GSN under this line of credit was $746,130. Under our line of credit, the balance owed on March 31, 2004 was $467,397. GSN allows us to periodically exceed our payment terms. There is no assurance that GSN will continue to allow us to exceed its payment terms in the future.

Our working capital constraints make it difficult to grow our business, and any reduction in informal arrangements allowing us to exceed our credit limits or to increase our payment terms with Garden State Nutritional would have a materially adverse impact on us. Management and the Board are seeking additional sources to finance our business. While our cash flow from operations continues to be positive, we believe that greater capital availability is required to facilitate future growth and to cover additional expenses.

COMMITMENTS AND CONTINGENCIES

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

PRODUCT LIABILITY
-----------------

The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company maintains product liability insurance coverage of $5,000,000. Because of the increased scrutiny of our industry, it has become increasingly difficult to obtain and maintain product liability insurance coverage for products. We applied for coverage with over 40 different companies, and very few provided us a quote. The cost for coverage rose in excess of 2,500%, and we procured 16% less coverage than one year ago.

GOING CONCERN QUALIFICATION

The Company's accountants have issued a going concern opinion due to the lack of capital. Because of the uncertainties in our ability to satisfy its future capital needs, our independent auditors' report on our financial statements for the year ended December 31, 2003 contains an explanatory paragraph about our ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

The Company was involved in litigation with J.C. Herbert Bryant, III, a former officer, director and one of our shareholders, and KMS-Thin Tab 100, Inc., which was settled in September 2002. The settlement agreement generally provided for Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.CC, and Carbcutter.cc to HNS, and to take other action to eliminate confusion over the ownership of the Thin Tab(R) name. Additionally, each of the adverse parties generally released the others. As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also transferred its rights to the Carbolizer(TM) product to KMS. Carbolizer(TM) contained ephedra and in our judgment would have required a considerable investment of corporate attention and money to remanufacture, repackage, and promote, to significantly increase its revenue share. The value of Carbolizer(TM) in facilitating settlement of the law suit, and recovering control over more valued HNS trademarks, was deemed of greater benefit to the Company.

In October 2003, HNS terminated the distribution agreement with KMS based on KMS breach of material terms of the Agreement. HNS filed suit against KMS-Thin Tab 100, Inc. on December 1, 2003 for breach of contract, trademark infringement and for a declaration of rights that the Distribution Agreement is terminated and of no further force and effect. KMS has answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation. HNS has scheduled a Motion for Summary Judgment in this matter for June 9, 2004.

Twenty-two (22) cases have been filed alleging that our Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products have ever contained, or currently contains, PPA. Based on that defense, to date, all but one case have been voluntarily dismissed after delivery to plaintiff's counsel information substantiating the fact that HNS's products do not presently contain, and have not contained, PPA, or involuntarily dismissed by court order. The remaining case, being litigated pro se, remains pending, subject to HNS's filed motion for summary judgment. No opposition to the pending Motion for Summary Judgment has been filed.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

As provided for in his new employment contract, we granted our Chief Executive Officer, Christopher Tisi, options to purchase 50,000 shares of our common stock at an exercise price of $.30 per share, the closing price of our stock on April 8, 2004, when we entered into the contract. Mr. Tisi is entitled to the same grant on each anniversary date of the employment agreement. The options vest immediately, have a four-year term from the date of grant, and are exercisable at the fair marked value on the date of grant.

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

(b)      Reports on Form 8-K during the fiscal quarter ended March 31, 2004.

         The registrant filed a report dated February 19, 2004 on Form 8-K on February 24, 2004, reporting an Item 5 Event.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2004              Health & Nutrition Systems International, Inc.
                                            (The "Registrant")

                                  By:  /s/Christopher Tisi
                                       ----------------------------------
                                       Christopher Tisi
                                       Chief Executive Officer, President,
                                       and Secretary
                                       (Principal executive officer and duly
                                       authorized officer)

                                  Exhibit Index


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

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