Form 10QSB
period 2004-06-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-08-13
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         There were 3,832,813 shares of common stock, $0.001 par value, of the registrant outstanding at June 30, 2004.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.
                ------------------------------------------------


                                      INDEX
                                                                                                        Page

PART I  - FINANCIAL INFORMATION...........................................................................1
   Item 1.  Financial Statements..........................................................................1
   Item 2.  Management's Discussion and Analysis or Plan of Operation.....................................7
   Item 3.  Controls and Procedures......................................................................18
PART II - OTHER INFORMATION..............................................................................18
   Item 1.  Legal Proceedings............................................................................18
   Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities...............19
   Item 3.  Defaults Upon Senior Securities..............................................................19
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................19
   Item 5.  Other Information............................................................................19
   Item 6.  Exhibits and Reports on Form 8-K.............................................................20
SIGNATURES...............................................................................................21

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)
--------------------------------------------------------------------------------

                         PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     ASSETS
                                     ------

Current assets:
         Cash                                                           $    40,335
         Accounts receivable, net                                          (175,504)
         Inventory                                                        1,164,676
         Prepaid expenses                                                    55,344
                                                                        -----------
                  Total current assets                                    1,084,851
                                                                        -----------

Property and equipment, net                                                  88,815
                                                                        -----------

Other assets:
         Trademarks, net                                                        697
         Security deposits                                                    8,019
                                                                        -----------
                  Total other assets                                          8,716
                                                                        -----------

                  Total assets                                          $ 1,182,382
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
         Accounts payable                                               $ 1,391,811
         Accrued expenses                                                   271,676
         Notes payable, current portion                                     504,671
                                                                        -----------
                  Total current liabilities                               2,168,158
                                                                        -----------

Notes payable, less current portion                                          27,971
                                                                        -----------

                  Total liabilities                                       2,196,129
                                                                        -----------

Stockholders' deficit:
         Common stock $0.001 par value, authorized 30,000,000 shares;
         3,832,813 shares issued and outstanding                              3,830
         Additional paid-in capital                                         858,612
         Accumulated deficit                                             (1,876,189)
                                                                        -----------
                  Total stockholders' deficit                            (1,013,747)
                                                                        -----------

                  Total liabilities and stockholders' deficit           $ 1,182,382
                                                                        ===========


            See accompanying notes to condensed financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
JUNE 30, 2004
(UNAUDITED)
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                                 2004            2003          2004           2003
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,390,171    $ 1,436,549    $ 2,879,547    $ 2,502,096

Cost of sales                                     700,177        553,284      1,340,113      1,004,702
                                              -----------    -----------    -----------    -----------

Gross profit                                      689,994        883,265      1,539,434      1,497,394
                                              -----------    -----------    -----------    -----------

Operating expense:
     General and administrative expense           855,739        467,351      1,306,210        808,544
     Advertising and promotion                    687,941        333,901      1,161,755        496,312
     Depreciation and amortization                  7,155          4,883         13,052         12,326
                                              -----------    -----------    -----------    -----------
         Total operating expense                1,550,835        806,135      2,481,017      1,317,182
                                              -----------    -----------    -----------    -----------

Income from operations                           (860,841)       (77,130)      (941,583)       180,212
                                              -----------    -----------    -----------    -----------

Other income (expense):
     Interest expense                              (8,106)        (8,740)       (18,104)       (19,568)
                                              -----------    -----------    -----------    -----------

Income before income taxes                       (868,947)       (68,390)      (959,687)       160,644
                                              -----------    -----------    -----------    -----------

Benefit (provision) for income taxes                   --             --             --             --
                                              -----------    -----------    -----------    -----------

Net income                                    $  (868,947)   $   (68,390)   $  (959,687)   $   160,644
                                              ===========    ===========    ===========    ===========

Net income per share - basic                  $     (0.23)   $     (0.02)   $     (0.25)   $      0.04
                                              ===========    ===========    ===========    ===========

Net income per share - diluted                $     (0.23)   $     (0.02)   $     (0.25)   $      0.04
                                              ===========    ===========    ===========    ===========

Weighted average number of shares - basic       3,832,813      3,632,813      3,832,813      3,632,813
                                              ===========    ===========    ===========    ===========

Weighted average number of shares - diluted     3,832,813      3,632,813      3,832,813      3,632,813
                                              ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
JUNE 30, 2004
(UNAUDITED)
--------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          2004           2003
                                                       ---------      ---------

Net cash provided by operating activities              $ 330,801      $ 194,319
                                                       ---------      ---------

Cash flows from investing activities:
         Purchase of property and equipment              (28,251)            --
                                                       ---------      ---------
Net cash used in investing activities                    (28,251)            --

Cash flows from financing activities:
         Repayments on notes payable                    (269,621)      (197,000)
         Repayments on capital leases                         --           (714)
                                                       ---------      ---------
Net cash used in financing activities                   (269,621)      (197,714)
                                                       ---------      ---------

Net increase (decrease) in cash                           32,929         (3,395)

Cash, beginning of period                                  7,406         14,778
                                                       ---------      ---------

Cash, end of period                                    $  40,335      $  11,383
                                                       =========      =========

Supplemental disclosure of cash flow information:

         Note payable for purchase of automobile       $  23,357      $      --
                                                       =========      =========

            See accompanying notes to condensed financial statements

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

On June 30, 2004, the Company had approximately $247,300 of inventory on consignment relating to its "pay on scan" sales. On June 30, 2003, the Company had no outstanding consignment sales.

Included in net sales in the accompanying financial statements are reductions for anticipated returns and allowances, sales discounts, new store opening discounts, and co-op advertising and promotions.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - LEGAL MATTERS
----------------------

The Company from time to time is a party to various legal proceedings. The Company has been sued in the U.S. District Court for the Southern District of New York by Window Rock Enterprises, Inc. for statutory and common law trademark infringement, trade dress infringement, unfair competition and dilution under both federal and New York state laws. This suit arises out of the Company's distribution of its CortiLess(R) product. The Company has answered the suit, denying the allegations, and the Court has scheduled a status conference on the matter during September 2004. At that time, the Court may fix deadlines for discovery, dispositive motions and a tentative trial period. The Company does not believe this suit has merit and has undertaken all reasonable steps to minimize its potential liability for monetary damages and/or injunctive relief in this instance. If a court were to issue a ruling adverse to the Company's interests, however, it could have a materially adverse impact on the Company. The Company is a party in two other legal actions. In the opinion of the Company's management, neither of those proceedings are expected to have a material impact on its financial position or results of operations.

NOTE 4- ACCOUNTS RECEIVABLE
---------------------------

As of June 30, 2004, the Company had a negative accounts receivable balance of $175,504. The negative accounts receivable balance is the result of establishing

         o a reserve of $554,100 for the anticipated return of the Company's products based on notice from customers indicating that they intended to discontinue selling it

         o a reserve of $77,000 for the anticipated return of products following the merger of two major customers based on notice from the acquirer that it would be returning all SKUs from the acquired chain that were not SKUs of the acquirer.

After the application of these two reserves, our accounts receivable balance was further reduced by $718,827 of other customer liabilities. The total amount of the reduction was $1,349,927 as of June 30, 2004. The result of the allowances and the reductions for customer liabilities is the negative accounts receivable balance of $175,504.

NOTE 5- MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
---------------------------------------------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, in the first six months of 2004, the Company's administrative costs, cost of goods as a percentage of net revenues, and advertising expenses all rose. In addition, the Company established reserves for anticipated product returns of $631,100. As a result, for the first six months of 2004, the Company had a net loss of $959,687. Cash flow provided from operations was $330,800. The increase in advertising expenditures and general and administrative expenses were financed in part by a temporary increase in payment terms by our supplier, Garden State Nutritionals. At June 30, 2004, the Company has a working capital deficit of $1,083,307 and adverse liquidity ratios.

The Company's management intends to enhance efforts to control costs, and is closely monitoring its financial capabilities. The Company's management believes that controlling costs and financial discipline are critical to its ability to operate profitably.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 6- STOCK OPTIONS
---------------------

The non-qualified stock option plan adopted by the Company in May 1998 authorized the Company to grant options to purchase 1,250,000 of its common shares.

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

During the six months ended June 30, 2004, in conjunction with the execution of a new employment contract, Mr. Christopher Tisi, our Chief Executive Officer, was granted options to purchase 50,000 shares of HNS stock at $.30. Those options have a four-year term.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at June 30, 2004, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                        JUNE 30, 2004
                                                        -------------
                Net income
                     As reported                        $   (969,257)
                                                        =============
                     Pro forma                          $   (959,687)
                                                        =============

                Earnings per share
                     As reported                        $      (0.25)
                                                        ==============
                     Pro forma                          $      (0.25)
                                                        ==============

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

               Risk-free interest rate                 4.5% - 6.5%
               Expected life (years)                   Various
               Expected volatility                     1.23
               Expected dividends                      None

NOTE 7- NOTES PAYABLE
---------------------

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals in the principal amount of $1,300,000 bearing interest at 4.5% per annum. The balance of the note at June 30, 2004 was $511,185. The note is payable in quarterly installments of $131,410.

In January 2004, the Company purchased a vehicle for use by a salesperson. To facilitate the purchase, the Company issued a promissory note for $23,356 payable to a financial institution. A personal guarantee was required by the lender to consummate the purchase. Our Chief Executive Officer, Christopher Tisi, provided the guarantee. The balance of the note as of June 30, 2004 was $21,457.

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

REVENUE RECOGNITION

We recognize revenue when

         o        Persuasive evidence of an arrangement exists
         o        Shipment has occurred
         o        Price is fixed or determinable, and
         o        Collectability is reasonably assured

Subject to these criteria, except with respect to customers that buy our products on "pay on scan terms," we recognize revenue at the time of shipment of the relevant merchandise. "Pay on scan" sales are treated as consignment sales by us. In the case of these consignment sales, we record revenues, and remove the items from inventory when the customer reports the sales to us. Normally we are notified of the customer's sales through periodic sales reports, payments, or when the customer reorders the relevant product.

On June 30, 2004, we had approximately $247,300 of inventory on consignment relating to "pay on scan" sales. At June 30, 2003, we had no inventory on consignment.

Included in the net revenue in the accompanying financial statements for the six months ended June 30, 2004 and 2003 are reductions for sales discounts, new store opening discounts, co-op advertising and promotions, and anticipated returns and allowances in the aggregate amounts of $1,376,741 and $984,982, respectively. The larger reduction in the six months ending June 20, 2004 was primarily due to increases in reserves for anticipated returns and allowances. For the six months ended June 30, 2004, we established

         o a reserve of $554,100 for the anticipated return of one of our products based on notices from customers indicating that they intended to discontinue selling it

         o a reserve of $77,000 for the return of products following the merger of two major customers based on notice from the acquirer that it would be returning all SKUs from the acquired chain that were not SKUs of the acquirer.

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

CUSTOMER LIABILITY ESTIMATES

The Company estimates and accrues expenses and liabilities for co-op advertising and promotions, dated products, and anticipated returns and allowances as a reduction of sales. The liability is maintained until the customer actually takes the deduction, typically by deducting the amount of the claim from remittances due to the Company. This liability is netted against the accounts receivable account on the balance sheet. Typically, these liabilities remain outstanding for three to six months as previously described. At June 30, 2004, the amount of customer related liabilities was $1,349,927 compared to $1,000,529 at June 30, 2003.

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

We established reserves of $631,100 for the period ended June 30, 2004 on account of anticipated returns, as compared to $175,000 for the six months ended June 30, 2003.

RECENT DEVELOPMENTS

In July of 2003, the Board of Directions determined to consider strategic alternatives to either enhance or replace our nutraceutical business. The Board intends to continue to assess what steps can be taken to realize greater value for our shareholders. These include the possibility of acquiring additional businesses for stock and/or the sale of the Company or substantially all of its assets, including the ongoing possibility of such a sale to our Chief Executive Officer and President, Christopher Tisi, or an entity controlled by him.

Furthermore, based primarily on

         o        our loss of $959,687 for the six months ended June 30, 2004,

         o our continued dependence on Garden State Nutritionals' informal extension of favorable payment terms to us to finance our operations,

         o the increased cost of maintaining our status as a public company,

         o the costs of defending the action brought against us in connection with our new CortiLess(R)product, and

         o objections to the Company's advertising by the National Advertising Division,

we may consider filing for reorganization under the protection of federal bankruptcy laws. One of the possibilities involved in a reorganization also would be a sale of our assets - possibly to Mr. Tisi.

On November 26, 2003, we entered into an agreement with TeeZee, Inc., a company wholly owned by Mr. Tisi, our chief executive officer and president, to sell TeeZee, Inc. substantially all of our assets, subject to approval by our shareholders, for $411,000 in cash and notes and the assumption of substantially all of our liabilities. Prior to entering into the definitive agreement, the Board of Directors considered strategic alternatives with particular attention to the risks associated with our diet-related nutraceuticals business and the increasingly challenging regulatory, legal and insurance environment for the nutraceuticals industry, and weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, L.C., to render an opinion as to the fairness of the transaction, from a financial point of view. Mr. Tisi subsequently informed us that based upon the expiration of his employment agreement on December 31, 2003, if the sale was not approved by our shareholders, he would terminate his employment with us. In February 2004, we restated our earnings for the third quarter of 2003, which lowered our reported earnings for the period. At that time, Mr. Tisi also told the Board he was willing to continue to serve as our chief executive officer - subject to the execution of a definitive employment agreement - even if the Board decided not to accept his offer. Capitalink thereafter rescinded its fairness opinion which was based in part on the third quarter results. As a result, on February 23, 2003, we terminated the agreement with Tee Zee, Inc. Tee Zee, Inc. has left open its offer to purchase substantially all of our assets. The Board continued to review TeeZee's offer in light of developments subsequent to the termination of the agreement. On April 22, 2004, the Board rejected the offer. The Board primarily based its decision as not in the current best interest of the shareholders, the current market value of the Company's shares, current operations, and Mr. Tisi's recent agreement to stay with the company through December 31, 2005. In addition, the Board chose to afford itself more time to consider strategic alternatives. The Board intends to continue to consider strategic alternatives to increase shareholder value, which alternatives may include

         o the sale of our current business, a merger or other combination with another enterprise,

         o        our filing for reorganization under federal bankruptcy laws,

or both.

On April 9, 2004, Mr. Tisi entered into a new two-year employment contract, effective as of January 1, 2004. The contract

         o        increases his base salary from $147,000 to $164,000;

         o provides for a quarterly bonus of the sum of 5% of the increase in net revenues compared to the comparable quarter for the prior year and 10% of net income. One third of the bonus is payable at the conclusion of the applicable quarter; one third is payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year-to-date results, and one third is payable at year-end based on a comparison to the prior years' results. Amounts paid in any quarter are not subject to refund;

         o provides for the payment of the unpaid portion of his 2003 bonus ($162,271) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004;

         o provides for an annual grant of options to purchase 50,000 shares of our common stock under the 1998 Stock Option Plan;

         o provides for the payment of $275,000 in severance upon a change in control of the Company if we terminate the employment agreement other than for cause, unless we enter into an agreement regarding his continued employment;

         o provides that he will not compete with us for a one-year period after the termination of the contract (other than termination without cause) in the wholesale distribution of sales in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by the Company.

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

To partially mitigate our sole reliance on Mr. Tisi, the Board expanded the role of our Chairman, James Brown. Mr. Brown, who has to-date focused primarily on opportunities that might strategically enhance shareholder value, will have more day-to-day interaction in areas such as financial management and strategic direction. For these services, Mr. Brown's compensation was increased in February 2004 from $3,000 per month to $8,000 per month.

OVERVIEW

We believe that industry trends as well as factors specific to us will impact our future results. Following are some key points that we believe are important in understanding our position today, and our outlook for the future.

TRENDS IN OUR INDUSTRY
----------------------

According to the Nutrition Business Journal, revenues from the sale of dietary supplements in year 2003 were up approximately two percent (2%) from those reported in year 2002. Particularly, because of their popularity, increased consumer use of low carbohydrate diets may benefit products like ours. Our product formulae are not proprietary. Similar formulations to our flagship product, Carb Cutter(R), have been developed and have achieved full distribution at all of our customers. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. Many of our competitors sell to the same customers as we do. In addition to our existing competitors, we believe that other potential competitors may begin to market carbohydrate diet assisting products. In this respect, the very popularity of the low carbohydrate diets may encourage additional stronger competitors to compete with us. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations.

The National Advertising Division, a quasi-governmental enterprise which often works closely with the FTC, has undertaken a significant review of advertisements for diet industry products. As part of that review, we received notice that the NAD objected to parts of one of our print advertisements. We agreed to modify the language. However, if our competitors are not similarly challenged, or choose to expand significant resources in an attempt to maintain portions of their advertisements that the NAD deems objectionable, our ability to present our product comprehensively would be seriously impaired.

COMPANY TRENDS
--------------

Insurance
---------

Insurance for the products we sell has become significantly more expensive. Our new policy, which became effective in March 2004 and carried a premium of $157,000, is over twenty times higher than our prior policy. Because it is written on a "claims made" rather than an "occurrence" basis, it does not provide as much continuity of coverage as we historically have enjoyed. We purchased $5,000,000 worth of coverage for 2004, as opposed to the $6,000,000 that we had in place in 2003. While we believe the level of coverage is adequate to meet the needs of our customers and provide us with appropriate risk protection, there is no assurance that we will be able to obtain coverage in the future. We do not believe that we will be able to secure coverage that is written on an "occurrence basis" in the foreseeable future.

Increased Costs
---------------

The increasing oversight mandated by the Sarbanes-Oxley Act coupled with changes we have made in response to the occurrences giving rise to the earnings restatement for the third quarter of 2003, have led to the following:

         o Our auditor, Daszkal Bolton, is spending more time in assessing our internal controls and assisting us in implementing other provisions of the Sarbanes-Oxley Act, and our costs have increased accordingly.

         o The audit committee has expanded their review and interaction with management.

         o Our costs for legal and other professional services, including the retention of professionals to consult on areas related to Sarbanes-Oxley, has risen, and we believe will continue to rise significantly in the future.

Adequate Working Capital
------------------------

Our working capital position improved in 2003, but has deteriorated in 2004. For the six months ended June 30, 2004, our working capital declined by approximately $1,250,448. At June 30, 2004, we had a working capital deficit of ($1,083,307). Our ability to grow has always been limited by cash constraints. Our loss in the first six months and the resulting increase in cash constraints will limit it even more. Cash constraints limit our ability to grow. In addition, a change in our sole manufacturer's informal financing arrangements with us, which occasionally enable us to exceed our payment terms, could make it difficult or impossible to support our current level of sales. The loss or reduction in sales to any of our key customers would also negatively impact our working capital. Management and the Board of Directors continue to explore alternative sources of capital to fund operations and support potential growth, but have not identified any financing sources superior to or as good as that provided to us by our sole manufacturer.

Diversification
---------------

We differentiate our products through the mixture of ingredients and the relative amounts of those ingredients in our products. We also trademark our proprietary brand names. We believe that this helps us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also strive to differentiate our products by providing distinctive packaging. None of our efforts in differentiating ourselves, however, will insure that existing or potential competitors will not erode our market share.

Until and unless we develop additional products that are accepted by the market, we remain largely dependent on the sales of one product, Carb Cutter(R). Subject to our ability to finance it, we intend to continue to implement our strategic plan of diversifying our product line by developing and promoting new products. For example, in 2003, we received initial orders for our new Carb Cutter(R) Phase 2 product, and, by year's end, we introduced Zoom(R). We introduced two new products, Carb Cutter A-B and CortiLess(R), in the second quarter of 2004. There is no assurance that these products will experience widespread consumer acceptance. It is too early to determine whether customers will accept Carb Cutter(R) Phase 2 on a long term basis, or whether Zoom(R) or our other new products will be successful. Consumer tastes change quickly and product formulations, as well as their attendant marketing support, may fail to yield projected results. For example, after a very promising initial reception, one of the products we introduced in 2003 experienced a sharp drop in demand; the brand has failed to achieve the level of acceptance needed to sustain long term viability despite our best efforts to support it. Our strategy is intended to minimize the impact of a shift in consumer preferences with regard to any one of our products, a change in retailer attitude with respect to any of our products, or any other cause of reduced sales either for a particular product or in a particular geographical area. Despite the introduction of new products, we remain significantly dependent on a single brand, the original Carb Cutter(R).

The most significant barrier to entry within our industry is the difficulty of establishing a new product. This involves significant commitment to advertise the product, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. For the first six months of 2004, we increased our advertising expenditures to support the introduction of new products during the first half of the year, but liquidity constraints prohibit us from maintaining advertising at that increased level.

These factors also affect our competition. However, many of our competitors are significantly better capitalized and have significantly greater human resources than us.

RESULTS OF OPERATIONS

SUMMARY
-------

Net revenues for the three months ended June 30, 2004 were $1,390,171 compared to $1,436,549 for the same period in 2003, a decrease of $46,378, or 3%. General and administrative expenses for the three months ended June 30, 2004 were $855,738 compared to $467,351 for the same period in 2003, an increase of $388,388, or 83%. The cost of sales, as a percentage of net sales, increased 11 % for the three months ended June 30, 2004, compared to June 30, 2003. The gross profit for the three months ended June 30, 2004 was $689,993, or 50% of net revenue compared to the same period in 2003 of $883,265, or 61%, a decrease of $193,272.

Net revenues for the six months ended June 30, 2004 were $2,879,547, compared to $2,502,096 for the same period in 2003, an increase of $377,451, or 15%. General and administrative expenses for the six months ended June 30, 2004 were $1,306,206 compared to $808,544 for the same period in 2003, an increase of $497,666, or 61%. The cost of sales, as a percentage of net sales, increased by only 7 % for the six months ended June 30, 2004, compared to June 30, 2003. The gross profit for the six months ended June 30, 2004 was $1,539,434, or 53% of net revenue compared to the same period in 2003 of $1,497,294, or 60%, an increase of $42,040.

We believe that increasing advertising expenditures by $354,040 during the three months and $665,443 for the six months ended June 30, 2004 was a significant factor in generating increased net revenues for the periods. For the six months ended June 30, 2004, we dedicated a substantial portion of our cash flow from operations to fund our advertising expenditures. However, our current liquidity issues will make it impossible to continue to fund advertising at the same level and, we believe, adversely affects sales.

We had a loss of ($959,687) for the six months ended June 30, 2004, compared to net income of $160,644 in the same period of 2003, a decrease of $1,120,331. This decrease was primarily because we

         o established reserves of $631,000 for anticipated product returns, compared to reserves of $175,000 for the six months ended June 30, 2003,

         o        increased advertising expenses from $496,312 to $1,161,755;
                  and

         o general and administrative costs and expenses from $808,544 to $1,306,210.

Most of our business continues to be with a few large customers. During the three months and six months ended June 30, 2004, our five largest customers comprised approximately 93% and 97% of our net revenues, respectively. This compares with approximately 87% and 83% for the same periods in 2003. The increased concentration of our business with a few customers makes us more vulnerable to changes in their purchasing practices.

NET REVENUES
------------

We report our net revenue after deducting:

         o co-op advertising and promotions given to the customers to promote the product and improve sales;

         o        cash discounts;

         o        slotting fees and new store discounts; and

         o        returns and allowances.

Some of our new customers do not ask us to participate in co-op advertising and other promotions. The increases were primarily the result of establishing reserves for anticipated product returns. The aggregate amounts of the deductions for the three months and six months ended June 30, 2004 were $780,972 and $1,376,741 compared to $433,745 and 984,982 for the same periods in 2003 - increases for the comparable three month and six month periods ended June 30, 2004 of 80% and 39%, respectively. The increases were primarily the result of establishing reserves for anticipated returns.

Net revenues for the three months ended June 30, 2004 were $1,390,171 compared to $1,436,549 for the corresponding period in 2003, a decrease of $46,378, or 3% despite increased advertising. The decrease was primarily a result of establishing reserves for anticipated product returns of $463,100 for one of our products. Three new products accounted for approximately 34% of the net revenue in the period.

Net revenues for the six months ended June 30, 2004 were $2,879,547 compared to $2,502,096 for the corresponding period in 2003, an increase of $377,451, or 15%. Net Revenues for the period were reduced by 631,100 on account of the establishing reserves for anticipated product returns. Three new products accounted for approximately 17% of the net revenue in the period.

We believe that increasing advertising expenditures by $354,040 during the three months and $665,443 for the six months ended June 30, 2004 and the introduction of new products were the significant factors in the increase in our net revenues during the six month period.

NET INCOME (LOSS)
-----------------

Our net loss for the three months ended June 30, 2004, was $868,947, compared to a profit of $68,390 for the three months ended June 30, 2003, a decrease of $937,337. Net loss per share was ($0.23) for the three months ended June 30, 2004, as compared to a net profit of $0.02 per share for the three months ended June 30, 2003. This decrease was primarily because we

         o established a reserve of $386,100 for one of our products, as several of our customers notified us that they intend to discontinue selling it, and $77,000 for the return of products due to a merger of two large chains, both of which were our customers,

         o        increased advertising expenses by $354,040; and

         o        increased general and administrative expenses by 388,388.

Our net loss for the six months ended June 30, 2004, was $959,687, compared to a profit of $160,644 for the six months ended June 30, 2003, a decrease of $1,120,331. Net loss per share was ($0.25) for the six months ended June 30, 2004, as compared to a net profit of $0.04 per share for the six months ended June 30, 2003. This decrease was primarily because we

         o established a reserve of $554,100 for one of our products, as several of our customers notified us that they intended to discontinue selling it, and $77,000 for return of products due to a merger of two large chains, both of which were our customers,

         o        increased advertising expenses by $665,443; and

         o        increased general and administrative expenses by $497,666.

COST OF SALES
-------------

Cost of sales for the three months ended June 30, 2004 was $700,177, or 50% of net revenues, as compared to $553,284, or 39% of net revenues for the corresponding period in 2003. The dollar amount is higher because of increased sales during the period. The percentage is as a function of Net Revenues higher because the establishment of reserves against potential product returns resulted in the large reduction from sales of $780,972 compared to $433,745 for the corresponding period in 2003.

Cost of sales for the six months ended June 30, 2004 was $1,340,113, or 47% of net revenues, as compared to $1,004,702, or 40% of net revenues for the corresponding period in 2003. The dollar amount is higher because of increased sales before giving effect to reserves for anticipated product returns during the period. The percentage as a function of Net Revenues is higher due to the large reduction of $1,376,741 from sales compared to $984,982 for the corresponding period in 2003 and the increase in Phase 2 sales during the six months, which has a larger cost of sales percentage.

While our cost of sales will always grow as an absolute number as sales volume increases, we believe that our cost of sales will return to a number nearer to the prior periods in future.

GROSS PROFIT
------------

Gross profit for the three months ended June 30, 2004 was $689,994, a decrease of $193,271, or 21%, compared to gross profit of $883,265 for the three months ended June 30, 2003. As a percent of net sales, gross profit was 50% for the three months ended June 30, 2004, compared to 61% for the three months ended June 30, 2003. The decrease in gross profit of $193,271 was primarily due to a decrease in net revenue compared to the corresponding period in 2003.

Gross profit for the six months ended June 30, 2004 was $1,539,434 an increase of $42,040, or 2%, compared to gross profit of $1,497,394 for the six months ended June 30, 2003. As a percent of net sales, gross profit was 53% for the six months ended June 30, 2004, compared to 60% for the six months ended June 30, 2003. The increase in gross profit of $42,040 was primarily due to an increase in net revenue.

OPERATING EXPENSES
------------------

Operating expenses are made up of:

         o        Advertising;

         o        General and Administration expenses; and

         o        Depreciation and Amortization.

Operating expenses were $1,550,835 for the three months ended June 30, 2004, compared to $806,135 for the three months ended June 30, 2003, representing an increase of $774,700. As a percentage of net revenues, operating expenses were 112% for the three months ended June 30, 2004, compared to 56% for the three months ended June 30, 2003. All three categories of operating expenses increased.

Advertising and promotion expenses for the three months ended June 30, 2004 were $687,941, compared to $333,901 for the three months ended June 30, 2003, an increase of $354,040, of which $302,000 related to new products. Advertising and promotion as a percentage of net revenue for the three months ended June 30, 2004 was 48%, compared to 23% for the three months ended June 30, 2003.

General and administrative expenses were $855,739 for the three months ended June 30, 2004, compared to $467,351 for the three months ended June 30, 2003 - an increase of $388,388. As a percentage of net revenue, general and administrative expenses were 62% for the three months ended June 30, 2004, compared to 33% for the three months ended June 30, 2003. The increased expenses were primarily attributable to increases in spending from

         o        technology - $10,000;
         o        directors expenses - $20,000;
         o        insurance - $40,000;
         o        personnel - $42,000;
         o        research and development - $58,000; and
         o        legal fees - $103,000.

Legal expenses increased primarily as a result of increased compliance work associated with our status as a publicly traded company and continuing litigation with Mr. Bryant and his affiliates. We incurred research and development costs primarily in connection with new products introduced in the six month period. We also determined to add personnel, increased the compensation of some existing employees, and increased our fees to Mr. Brown as Chairman of the Board.

Depreciation amortization expenses were $7,155 for the three months ended June 30, 2004, representing an increase of $2,272 compared to $4,883 for the three months ended June 30, 2003. The increase is attributed to the purchase of an automobile.

Operating expenses were $2,481,017 for the six months ended June 30, 2004, an increase of $1,163,835 over the $1,317,182 that we experienced for the six months ended June 30, 2003. Operating expenses were 86% of net revenues for the six months ended June 30, 2004, compared to 53% for the six months ended June 30, 2003. All categories of operating expenses increased.

Advertising and promotion expenses for the six months ended June 30, 2004 were $1,161,755, compared to $496,312 for the six months ended June 30, 2003, an increase of $665,443, of which $305,000 was for new products and the remainder to support sales of existing products. The increase in advertising expenditures has, in our opinion, been a significant factor in increasing sales. Advertising and promotion as a percentage of net revenue for the six months ended June 30, 2004 was 40%, compared to 20% for the six months ended June 30, 2003.

General and administrative expenses were $1,306,210 for the six months ended June 30, 2004, compared to $808,544 for the six months ended June 30, 2003 - an increase of $497,666. As a percentage of net revenue, general and administrative expenses were 45% for the six months ended June 30, 2004, compared to 32% for the six months ended June 30, 2003. The increased expenses were primarily attributable to increases in spending for

         o        technology - $23,000;
         o        directors expenses - $48,000;
         o        insurance - $50,000;
         o        research and development - $57,000;
         o        personnel - $77,000; and
         o        legal fees - $93,000

The same factors that contributed to the increase in general and administrative expenses for the three months ended June 30, 2004 contributed to the increase for the six month period.

Depreciation amortization expenses were $13,052 for the six months ended June 30, 2004, an increase of $726 compared to $12,326 for the six months ended June 30, 2003. The increase is attributed to the purchase of an automobile.

INVENTORY
---------

Inventory was $1,164,676 at June 30, 2004, compared to $581,778 at June 30, 2003
- an increase of $582,898. The increase reflects the need to hold sufficient inventory to support new customers acquired after June 30, 2003, and to support the introduction of our new products, and is consistent with the inventory at the end of December 31, 2003 of $1,159,470.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2004, the Company had a working capital deficit of $1,083,307, compared to a $684,710 working capital deficit at June 30, 2003. At the end of 2003, the Company had a positive working capital of $167,140. The decrease was mainly due to the decrease in the accounts receivable reflecting our increased reserves for potential product returns and the increase in the accounts payable reflecting a disproportionate increase in expenses compared to net revenue.

Net cash provided by operating activities for the six months ended June 30, 2004 was $330,800 compared to $194,319 for the six months ended June 30, 2003. The primary activities providing the cash was the decrease in the accounts receivables and increase in the accounts payable, including the informal extension of credit terms by Garden State Nutritionals.

Net cash used in investing activities for the six months ended June 30, 2004 was $28,251. No cash was used by financing activities in the six months ended June 30, 2003. This increase is attributable to the purchase of an automobile.

Net cash used in financing activities for the six months ended June 30, 2004 was $269,621 compared to net cash used by financing activities of $197,714 for the six months ended June 30, 2003. This increase is attributable to higher cash repayments of the note to Garden State Nutritionals.

In early April 2002, we entered into an agreement with Garden State Nutritionals, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement. The amount was represented by a promissory note of approximately $700,000. Our repayment schedule required equal monthly payments over the next twenty-four months, without interest. In connection with this agreement, we granted a blanket lien on our assets to GSN. The occurrence of any of the following events constitutes a default under this promissory note:

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

In July 2003, the Company issued an amended promissory note to GSN in the principal amount of $1,300,000.

The new note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. At June 30, 2004, the balance owed to GSN under the note is $511,185.

In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60-day terms. GSN has allowed us to have as much as $1,000,000 outstanding at certain times under the line of credit. At June 30, 2003, the balance owed to GSN under this line of credit was $1,088,276. Under our line of credit, the balance owed on June 30, 2004 was $874,589. GSN allows us to periodically exceed our payment terms. There is no assurance that GSN will continue to allow us to exceed our stated payment terms in the future.

Our working capital constraints make it difficult to grow our business, and any reduction in informal arrangements allowing us to exceed our credit limits or to increase our payment terms with GSN would have a materially adverse impact on us. Management and the Board have sought, and are continuing to seek additional sources to finance our business. Our cash flow from operations continues to be positive; however, for the period ended June 30, 2004 our positive cash flow was based on GSN's willingness to allow us to exceed our stated payment terms. We believe that greater capital availability is required to facilitate future growth and to cover additional expenses.

COMMITMENTS AND CONTINGENCIES

GOVERNMENT REGULATIONS
----------------------

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

Although we cannot predict what new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities. We do know that our industry has come under increased scrutiny principally due to the FDA's investigation of the use of ephedra. We believe we will become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which we consider favorable may be repealed or more stringent interpretations of current laws or regulations will be implemented in the future. Any or all of such requirements could be a burden and costly to us. Future regulations could:

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

If GSN, our sole manufacturer, fails to supply our products in sufficient quantities and in a timely fashion, our business may suffer. We currently obtain 100% of our manufactured product from a single source of supply, GSN. In 2002, we entered into a two year contract with GSN to manufacture all of our products. In the event that GSN is unable or unwilling to provide us with the products in accordance with the terms of our contract, delays in securing alternative sources of supply would result in a material adverse effect upon our operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company has been sued in the U.S. District Court for the Southern District of New York by Window Rock Enterprises, Inc. for statutory and common law trademark infringement, trade dress infringement, unfair competition and dilution under both federal and New York state laws. This suit arises out of its distribution of its CortiLess(R) product. The Company has answered the suit, denying the allegations, and the Court has scheduled a status conference on the matter during September 2004. At that time, the Court may fix deadlines for discovery, dispositive motions and a tentative trial period. The Company does not believe this suit has merit and has undertaken all reasonable steps to minimize its potential liability for monetary damages and/or injunctive relief in this instance. If a court were to issue a ruling adverse to the Company's interests, however, it could have a materially adverse impact on the Company. The Company is a party in two other legal actions. In the opinion of the Company's management, neither of those proceedings are expected to have a material impact on its financial position or results of operations.

Twenty-two (22) cases were been filed alleging that our Acutrim(R) products contain Phenylpropanolamine ("PPA") and that those products have caused damage to the plaintiffs. Many of these cases have been consolidated in class action suits pending in the U.S. District Court for the Western District of Washington in Seattle, the Philadelphia County Court of Common Pleas or the Louisiana State Court. None of the Company's Acutrim(R) products have ever contained, or currently contains, PPA. Based on that defense, all of the cases have been either voluntarily or involuntarily dismissed by court order. No further PPA cases remain pending against HNS.

The Company was involved in litigation with J.C. Herbert Bryant, III, a former officer, director and one of our shareholders, and KMS-Thin Tab 100, Inc., which was settled in September 2002. The settlement agreement generally provided for Bryant and KMS to transfer the registration and ownership of the domain names Thintab.com, Thintab.CC, and Carbcutter.cc to HNS, and to take other action to eliminate confusion over the ownership of the Thin Tab(R) name. Additionally, each of the adverse parties generally released the others. As part of the settlement, HNS entered into a distribution agreement with Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Bryant to purchase certain of its products from HNS and to exclusively distribute those products in Florida from Orlando south. HNS also transferred its rights to the Carbolizer(TM) product to KMS. Carbolizer(TM) contained ephedra and in our judgment would have required a considerable investment of corporate attention and money to remanufacture, repackage, and promote, to significantly increase its revenue share. The value of Carbolizer(TM) in facilitating settlement of the law suit, and recovering control over more valued HNS trademarks, was deemed of greater benefit to the Company. In October 2003, HNS terminated the distribution agreement with KMS based on KMS's breach of material terms of the Agreement. HNS filed suit against KMS-Thin Tab 100, Inc. on December 1, 2003 for breach of contract, trademark infringement and for a declaration of rights that the Distribution Agreement is terminated and of no further force and effect. KMS has answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation. The Court has since granted HNS' Motion for Partial Summary Judgment, dismissing KMS' counterclaims for fraud in the inducement and for fraudulent misrepresentation. The Court has also found KMS liable for attorney's fees as a sanction for discovery violations. HNS has scheduled a second Motion for Partial Summary Judgment, to address HNS' claims for breach of contract and for failure to pay an account balance according to the stated terms. The second Motion for Partial Summary Judgment is scheduled for hearing in September 2004. The Court will call this matter for a conference to schedule a trial date on October 29, 2004 on all remaining issues.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2004 annual meeting of shareholders was held on May 21, 2004 at The Waterford Hotel & Conference Center, 11360 US Highway One, North Palm Beach, Florida to vote on the election of three (3) directors to hold office until the annual meeting of shareholders in 2005 and until their respective successors are duly elected and qualified.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation.

The holders of record of an aggregate of 3,133,649 shares of the Company's common stock, out of 3,832,813 shares outstanding on the record date for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected with voting as detailed below:

                                              FOR             WITHHELD
                                              ---             --------
         James A. Brown                       82%               0.69%
         Steven A. Pomerantz                  82%               0.69%
         Theodore Alflen                      82%               0.69%

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

(b)      Reports on Form 8-K during the fiscal quarter ended June 30, 2004.

         The registrant filed a report dated April 9, 2004 on Form 8-K on April 14, 2004, reporting an Item 5 Event.

         The registrant filed a report dated April 22, 2004 on Form 8-K on April 26, 2004, reporting an Item 5 Event.

         The registrant filed a report dated May 18, 2004 on Form 8-K on May 20, 2004, reporting an Item 5 Event.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2004          Health & Nutrition Systems International, Inc.
                                               (The "Registrant")

                                By:   /s/Christopher Tisi
                                      -------------------
                                      Christopher Tisi
                                      Chief Executive Officer, President,
                                      and Secretary
                                      (Principal executive officer and duly
                                      authorized officer)

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