Form 10QSB/A
period 2004-06-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-08-17
CIK 1009891

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
                                                                        ===========


            See accompanying notes to condensed financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
JUNE 30, 2004
(UNAUDITED)
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                                 2004            2003          2004           2003
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,390,171    $ 1,436,549    $ 2,879,547    $ 2,502,096

Cost of sales                                     700,177        553,284      1,340,113      1,004,702
                                              -----------    -----------    -----------    -----------

Gross profit                                      689,994        883,265      1,539,434      1,497,394
                                              -----------    -----------    -----------    -----------

Operating expense:
     General and administrative expense           855,739        467,351      1,306,210        808,544
     Advertising and promotion                    687,941        333,901      1,161,755        496,312
     Depreciation and amortization                  7,155          4,883         13,052         12,326
                                              -----------    -----------    -----------    -----------
         Total operating expense                1,550,835        806,135      2,481,017      1,317,182
                                              -----------    -----------    -----------    -----------

Income (loss) from operations                    (860,841)        77,130       (941,583)       180,212
                                              -----------    -----------    -----------    -----------

Other income (expense):
     Interest expense                              (8,106)        (8,740)       (18,104)       (19,568)
                                              -----------    -----------    -----------    -----------

Income (loss) before income taxes                (868,947)        68,390       (959,687)       160,644
                                              -----------    -----------    -----------    -----------

Benefit (provision) for income taxes                   --             --             --             --
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $  (868,947)   $    68,390    $  (959,687)   $   160,644
                                              ===========    ===========    ===========    ===========

Net income (loss) per share - basic           $     (0.23)   $      0.02    $     (0.25)   $      0.04
                                              ===========    ===========    ===========    ===========

Net income (loss) per share - diluted         $     (0.23)   $      0.02    $     (0.25)   $      0.04
                                              ===========    ===========    ===========    ===========

Weighted average number of shares - basic       3,832,813      3,632,813      3,832,813      3,632,813
                                              ===========    ===========    ===========    ===========

Weighted average number of shares - diluted     3,832,813      3,632,813      3,832,813      3,632,813
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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at June 30, 2004, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                        JUNE 30, 2004
                                                        -------------
                Net income
                     As reported                        $    (959,687)
                                                        =============
                     Pro forma                          $    (969,257)
                                                        =============

                Earnings per share
                     As reported                        $       (0.25)
                                                        =============
                     Pro forma                          $       (0.25)
                                                        =============

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

               Risk-free interest rate                 4.5% - 6.5%
               Expected life (years)                   Various
               Expected volatility                     1.23
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

Date:  August 17, 2004          Health & Nutrition Systems International, Inc.
                                               (The "Registrant")

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