Form 10QSB
period 2004-09-30
HEALTH & NUTRITION SYSTEMS INTERNATIONAL INC
filed 2004-11-15
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                     FLORIDA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0452156
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

          3750 INVESTMENT LANE, SUITE 5, WEST PALM BEACH, FLORIDA 33407
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 863-8446
                           ---------------------------
                           (Issuer's telephone number)


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

       There were 3,832,813 shares of common stock, $0.001 par value, of the registrant outstanding at September 30, 2004.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                HEALTH AND NUTRITION SYSTEMS INTERNATIONAL, INC.


                                      INDEX
                                                                        Page
                                                                        ----

PART I -  FINANCIAL INFORMATION...........................................1
   Item 1. Financial Statements...........................................1
   Item 2. Management's Discussion and Analysis or Plan of Operation......8
   Item 3. Controls and Procedures.......................................20

PART II - OTHER INFORMATION..............................................21
   Item 1. Legal Proceedings.............................................21
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...21
   Item 3. Defaults Upon Senior Securities...............................22
   Item 4. Submission of Matters to a Vote of Security Holders...........22
   Item 5. Other Information.............................................22
   Item 6. Exhibits......................................................22

SIGNATURES...............................................................23

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                     ASSETS

                                                                 September 30,
                                                                     2004
                                                                 -----------
Current Assets:
    Cash                                                         $    16,961
    Accounts receivable, net                                          46,550
    Inventory                                                      1,030,484
    Prepaid Expenses                                                  97,095
                                                                 -----------
        Total current assets                                       1,191,090
                                                                 -----------

Property and equipment, net                                           84,487
                                                                 -----------

Other assets:
    Trademarks, net                                                      409
    Security deposits                                                  8,019
                                                                 -----------

        Total other assets                                             8,428
                                                                 -----------

        Total assets                                             $ 1,284,005
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                             $ 1,433,601
    Accrued expenses                                                 283,272
    Notes payable, current portion                                   394,980
                                                                 -----------

        Total current liabilities                                  2,111,853
                                                                 -----------

Stockholders' deficit:
    Common stock, $0.001 par value, authorized 30,000,000
    shares; 3,832,813 shares issued and outstanding                    3,830
    Additional paid-in capital                                       858,612
    Accumulated deficit                                           (1,690,290)
                                                                 -----------

        Total stockholders' deficit                                 (827,848)
                                                                 -----------

        Total liabilities and stockholders' deficit              $ 1,284,005
                                                                 ===========


                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                ----------------------------      ----------------------------
                                                    2004             2003             2004             2003
                                                -----------      -----------      -----------      -----------

Revenue                                         $ 2,370,380      $ 1,867,887      $ 5,249,928      $ 4,369,984

Cost of sales                                       941,164          767,375        2,281,277        1,772,077
                                                -----------      -----------      -----------      -----------

Gross profit                                      1,429,216        1,100,512        2,968,651        2,597,907
                                                -----------      -----------      -----------      -----------

Operating expense:
     General and administrative expense             641,933          622,590        1,948,143        1,431,135
     Advertising and promotion                      585,975          553,949        1,747,731        1,050,261
     Depreciation and amortization                    8,941            4,495           21,993           16,821
                                                -----------      -----------      -----------      -----------
         Total operating expense                  1,236,849        1,181,034        3,717,867        2,498,217
                                                -----------      -----------      -----------      -----------

Income from operations                              192,367          (80,522)        (749,216)          99,690
                                                -----------      -----------      -----------      -----------

Other income (expense):
     Gain on sale                                        --          279,308               --          279,308
     Interest expense                                (6,468)         (14,951)         (24,572)         (34,519)
                                                -----------      -----------      -----------      -----------

Income before income taxes                          185,899          183,835         (773,788)         344,479
                                                -----------      -----------      -----------      -----------

Benefit (provision) for income taxes                     --               --               --               --
                                                -----------      -----------      -----------      -----------

Net income                                      $   185,899      $   183,835      $  (773,788)     $   344,479
                                                ===========      ===========      ===========      ===========

Net income per share - basic                    $      0.05      $      0.05      $     (0.20)     $      0.09
                                                ===========      ===========      ===========      ===========
Net income per share - diluted                  $      0.05      $      0.05      $     (0.20)     $      0.09
                                                ===========      ===========      ===========      ===========
Weighted average number of shares - basic         3,832,813        3,772,813        3,832,813        3,679,480
                                                ===========      ===========      ===========      ===========
Weighted average number of shares - diluted       3,833,813        3,786,813        3,832,813        3,693,480
                                                ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements

HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
AND 2003 (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                      2004             2003
                                                  -----------      -----------

Net cash provided by operating activities         $   449,088      $   349,216
                                                  -----------      -----------

Cash flows from investing activities:
         Proceeds from sale of trademark                   --          300,000
         Purchase of property and equipment           (32,576)              --
                                                  -----------      -----------
Net cash used in investing activities                 (32,576)         300,000

Cash flows from financing activities:
         Repayments on notes payable                 (406,957)        (571,373)
         Repayments on capital leases                      --             (714)
                                                  -----------      -----------
Net cash used in financing activities                (406,957)        (572,087)
                                                  -----------      -----------

Net increase in cash                                    9,555           77,129

Cash, beginning of period                               7,406           14,778
                                                  -----------      -----------

Cash, end of period                               $    16,961      $    91,907
                                                  ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Note payable for purchase of automobile           $    23,357               --
                                                  ===========      ===========
Conversion of accounts payable to notes payable            --      $ 1,000,000
                                                  ===========      ===========
Interest paid                                              --      $     7,500
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2003. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - REVENUE RECOGNITION

The Company recognizes revenue when

     o   Persuasive evidence of an arrangement exists
     o   Shipment has occurred
     o   Price is fixed or determinable, and
     o   Collectability is reasonably assured

Subject to these criteria, except with respect to customers that buy our products on "pay on scan terms," we recognize revenue at the time of shipment of the relevant merchandise. "Pay on Scan" sales are treated as consignment sales by the Company. In the case of these consignment sales, the Company records revenues, and removes the items from inventory, when the customer reports the sales to the Company. Normally the Company is notified of the customer's sales through periodic sales reports, payments, or when the customer reorders the relevant product.

On September 30, 2004, the Company had $187,511 of inventory on consignment relating to its "pay on scan" sales. On September 30, 2003, the Company had $259,062 of inventory on consignment relating to its "pay on scan" sales.

Included in the revenue in the accompanying financial statements are reductions for returns and allowances, sales discounts, new store opening discounts, and co-op advertising and promotions.

NOTE 3 - LEGAL MATTERS

The Company from time to time is a party of various legal proceedings. In the opinion of the Company's management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has a positive accounts receivable balance at the end of September 30, 2004 of $46,550. Accounts receivable before reductions for customer liabilities were $1,078,014. The amount of customer liabilities offset against accounts receivable was $1,031,464. The Company created reserves of $631,000 in the quarter ended June 30, 2004 for anticipated product returns or credits. Of that amount, $166,000 was applied to customer returns in the third quarter and the reserve was accordingly reduced.

NOTE 5 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, in the first nine months of 2004 the Company's administrative costs, cost of goods sold as a percentage of revenues, and advertising expenses all rose. As a result, in the nine months ended September 30, 2004, the Company had a net loss of $773,788. Cash flow provided from operations was $449,088. The increase in advertising expenditures and general and administrative expenses were financed in part by a temporary increase in payment terms by our supplier, Garden State Nutritionals. At September 30, 2004, the Company has a working capital deficit of $920,763 and adverse liquidity ratios.

The Company's management intends to continue to closely control costs and monitor financial capabilities.

On October 15, 2004 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company is operating using funds available to it under a cash collateral agreement with Garden State.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 6 - STOCK OPTIONS

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

During the nine months ended September 30, 2004, in conjunction with the execution of a new employment contract, Mr. Christopher Tisi, our Chief Executive Officer, was granted options to purchase 50,000 shares of HNS stock at $.30. Those options have a four-year term.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," at September 30, 2004, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                                      SEPTEMBER 30, 2004
                                      ------------------
Net loss
     As reported                        $  (773,788)
                                        ===========
     Pro forma                          $  (783,348)
                                        ===========

Loss per share
     As reported                        $     (0.20)
                                        ===========
     Pro forma                          $     (0.20)
                                        ===========

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

               Risk-free interest rate                 4.5% - 6.5%
               Expected life (years)                   Various
               Expected volatility                     1.23
               Expected dividends                      None

NOTE 7 - NOTES PAYABLE

In July 2003, the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000 bearing interest at 4.5% per annum. The balance of the note at September 30, 2004 was $374,575. The note is payable in quarterly installments of $131,410.

In January 2004, the Company purchased a vehicle for use by its salesperson, and issued a note to a financial institution for $23,356. A personal guarantee was required by the lender to consummate the purchase. Our Chief Executive Officer, Christopher Tisi, provided the guarantee. The balance of the note at September 30, 2004 was $20,405.

NOTE 8 - SUBSEQUENT EVENTS

On October 15, 2004, the Company filed for reorganization under Chapter 11 of the federal bankruptcy laws. We are currently developing a plan of reorganization that will be submitted to the court for approval.

In connection with the Chapter 11 filing, the Company entered into an asset purchase agreement with TeeZee, Inc., which has agreed to serve as the stand-by bidder to purchase our existing business. TeeZee is a Florida-based company that was formed by Christopher Tisi, who currently is an employee of HNS and was formerly Chief Executive Officer and one of the directors.

Under the terms of the asset purchase agreement, TeeZee, Inc. has offered to acquire substantially all of the assets in exchange for a total consideration of $2,285,000, consisting of a cash payment of $350,000 and the assumption of approximately $1,935,000 of the debt. If the plan is confirmed, and the sale takes place, the proceeds will be used by the Company to identify and facilitate entry into a more profitable line of business, either through a merger or otherwise, with the goal of providing our shareholders with greater opportunity for long-term share appreciation.

The consummation of the contemplated transaction is subject to approval of the bankruptcy court, satisfaction of various closing conditions and other terms and conditions, all as more specifically set forth in the asset purchase agreement. Other bidders may submit higher and better bids for consideration.

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

Revenue Recognition
-------------------

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

On September 30, 2004, we had approximately $187,511 of inventory on consignment relating to "pay on scan" sales. At September 30, 2003, we had approximately $259,062 of inventory on consignment. This reduction was attributable to one customer that discontinued selling one of our products, and another customer which reduced the amount of our other products they carry in inventory.

Included in the revenue in the accompanying financial statements for the nine months ended September 30, 2004 and 2003 are reductions for sales discounts, new store opening discounts, co-op advertising and promotions, and anticipated returns and allowances in the aggregate amounts of $1,586,545 and $1,510,481, respectively. The larger reduction in the nine months ending September 30, 2004 was primarily due to increases in reserves for anticipated returns and allowances. For the nine months ended September 30, 2004, we established

     o a reserve of $388,100 for the anticipated return of one of our products based on notices received from customers indicating that they intended to discontinue selling it

     o a reserve of $77,000 for the return of products following the merger of two major customers based on notice from the acquirer that it would be returning all SKUs from the acquired chain that were not SKUs of the acquirer.

Use of Estimates
----------------

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

Customer Liability Estimates
----------------------------

The Company estimates and accrues expenses and liabilities for co-op advertising and promotions, dated products, and anticipated returns and allowances as a reduction of sales. The liability is maintained until the customer actually takes the deduction, typically by deducting the amount of the claim from remittances due to the Company. This liability is netted against the accounts receivable account on the balance sheet. Typically, these liabilities remain outstanding for three to six months. At September 30, 2004, the amount of customer related liabilities was $1,031,464 compared to $1,154,927 at September 30, 2003.

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

We established reserves of $465,100 for the period ended September 30, 2004 on account of anticipated returns, as compared to $175,000 for the nine months ended September 30, 2003.

RECENT DEVELOPMENTS

In July of 2003, the Board of Directions determined to consider strategic alternatives to either enhance or replace our nutraceutical business. The Board has continued to assess what steps can be taken to realize greater value for our shareholders as the financial performance of our operating business declined in a very competitive market. The Board has considered the possibility of acquiring additional businesses for stock and/or the sale of the Company or substantially all of its assets, including the ongoing possibility of such a sale to our former Chief Executive Officer and President, Christopher Tisi, or an entity controlled by him.

Reorganization filing
---------------------

On October 15, 2004, we filed for reorganization under Chapter 11 of the federal bankruptcy laws. The Board based this decision primarily on the following factors:

     o  our loss of $773,788 for the nine months ended September 30, 2004,

     o concern with respect to our continued dependence on Garden State Nutritionals' informal extension of favorable payment terms to us to finance our operations,

     o   the increased cost of maintaining our status as a public company,

     o the costs of defending the action brought against us in connection with our new CortiLess(R) product, and

     o objections to the Company's advertising by the National Advertising Division.

We are currently developing a plan of reorganization that will be submitted to the court for approval.

In connection with the Chapter 11 filing, we entered into an asset purchase agreement with TeeZee, Inc., which has agreed to serve as the stand-by bidder to purchase our existing business. TeeZee, Inc. is a Florida-based company that was formed by Christopher Tisi, who currently is an employee of HNS and was formerly our Chief Executive Officer and one of our directors.

Under the terms of the asset purchase agreement, TeeZee, Inc. has offered to acquire substantially all of our assets in exchange for a total consideration of $2,285,000, consisting of a cash payment of $350,000 and the assumption of approximately $1,935,000 of our debt. If the plan is confirmed, and the sale takes place, the proceeds will be used by us to identify and facilitate our entry into a more profitable line of business, either through a merger or otherwise, with the goal of providing our shareholders with greater opportunity for long-term share appreciation.

The consummation of the contemplated transaction is subject to approval of the bankruptcy court, satisfaction of various closing conditions and other terms and conditions, all as more specifically set forth in the asset purchase agreement. Other bidders may submit higher and better bids for consideration.

In September, and prior to submitting his proposal, Mr. Tisi entered into an amendment to his employment contract with us which provides he step down as Chief Executive Officer in order to consider making and facilitating the submission of his stand-by bid. Although Mr. Tisi will not serve in any executive capacity with us under the terms of the agreement, he will continue as an employee of HNS, and will continue to assist us in conducting our operations.

At the same time Mr. Tisi entered into the amendment to his contract, Mr. James
A. Brown, Chairman of the Board, was elected to serve as our Chief Executive Officer. In connection with becoming chief executive officer, Mr. Brown's compensation was increased from $8,000 per month to $9,200 per month.

The amendment to the contract provides for a hiatus period through our emergence from reorganization. During that time certain, provisions of the contract are suspended. After the hiatus period, or upon the emergence from reorganization, the employment agreement will be reinstated under the terms of the amendment.

Background
----------

On November 26, 2003, we entered into an agreement with TeeZee, Inc. for the latter to buy substantially all of our assets, subject to approval by our shareholders, for $411,000 in cash and notes and the assumption of substantially all of our liabilities. Prior to entering into the definitive agreement, the Board of Directors considered strategic alternatives with particular attention to the risks associated with our diet-related nutraceuticals business and the increasingly challenging regulatory, legal and insurance environment for the nutraceuticals industry, and weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, L.C., to render an opinion as to the fairness of the transaction from a financial point of view. Mr. Tisi subsequently informed us that based upon the expiration of his employment agreement on December 31, 2003, if the sale was not approved by our shareholders, he would terminate his employment with us. In February 2004, we restated our earnings for the third quarter of 2003, which lowered our reported earnings for the period. At that time, Mr. Tisi also told the Board he was willing to continue to serve as our chief executive officer - subject to the execution of a definitive employment agreement - even if the Board decided not to accept his offer.

As a result of our earnings restatement, Capitalink rescinded its fairness opinion which was based in part on the third quarter results. As a result, on February 23, 2003 we terminated the agreement with TeeZee, Inc., which had left open its offer to purchase substantially all of our assets. The Board continued to review TeeZee's offer in light of developments subsequent to the termination of the agreement. On April 22, 2004, the Board rejected the offer as not in the best interest of the shareholders. The Board primarily based its determination on the then current market value of the Company's shares, then current operations, and Mr. Tisi's recent agreement to stay with the company through December 31, 2005. The Board chose to afford itself more time to consider strategic alternatives. As described above, the Board has continued to consider strategic alternatives to increase shareholder value.

On April 9, 2004, Mr. Tisi had entered into a new two-year employment contract, effective as of January 1, 2004. The contract

     o   increased his base salary from $147,000 to $164,000;

     o provided for a quarterly bonus of the sum of 5% of the increase in revenues compared to the comparable quarter for the prior year and 10% of net income. One third of the bonus is payable at the conclusion of the applicable quarter; one third is payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year-to-date results, and one third is payable at year-end based on a comparison to the prior years' results. Amounts paid in any quarter are not subject to refund;

     o provided for the payment of the unpaid portion of his 2003 bonus ($162,271) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004;

     o provided for an annual grant of options to purchase 50,000 shares of our common stock under the 1998 Stock Option Plan;

     o provided for the payment of $275,000 in severance upon a change in control of the Company if we terminate the employment agreement other than for cause, unless we enter into an agreement regarding his continued employment;

     o provided that he will not compete with us for a one-year period after the termination of the contract (other than termination without cause) in the wholesale distribution of sales in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by the Company.

OVERVIEW

We believe that industry trends as well as factors specific to us will impact our future results. Following are some key points that we believe are important in understanding our position today, and our outlook for the future.

Trends in our Industry
----------------------

According to the Nutrition Business Journal, revenues from the sale of dietary supplements in year 2003 were up approximately two percent (2%) from those reported in year 2002. The area in which the Company focuses, diet and energy, has been negatively impacted in 2004 by declining interest by the public in low-carbohydrate diets. The rush of competitors to market products similar to our flagship product, CarbCutter(R), has slowed down. Several companies have withdrawn their products because of weak demand. Nevertheless, several other competitors have introduced competing products and achieved full distribution with all of our customers. Our product formulae are not proprietary. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. Many of our competitors sell to the same customers as we do. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations.

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

Company Trends
--------------

Insurance

Insurance for the products we sell has become significantly more expensive. Our current policy, which became effective in March 2004 and carried a premium of $157,000, is over twenty times higher than our prior policy. Because it is written on a "claims made" rather than an "occurrence" basis, it does not provide as much continuity of coverage as we historically have enjoyed. We purchased $5,000,000 worth of coverage for 2004, as opposed to the $6,000,000 that we had in place in 2003. While we believe the level of coverage is adequate to meet the needs of our customers and provide us with appropriate risk protection, there is no assurance that we will be able to obtain coverage in the future. We do not believe that we will be able to secure coverage that is written on an "occurrence basis" in the foreseeable future.

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

Adequate Working Capital

Our working capital position improved in 2003, but has deteriorated in 2004. For the nine months ended September 30, 2004, our working capital declined by approximately $1,087,903. At September 30, 2004, we had a working capital deficit of ($920,763). Our ability to grow has always been limited by cash constraints. Our loss in the first nine months and the resulting increase in cash constraints will limit it even more. Cash constraints limit our ability to grow. In addition, a change in our sole manufacturer's informal financing arrangements with us, which occasionally enable us to exceed our payment terms, could make it difficult or impossible to support our current level of sales. The loss or reduction in sales to any of our key customers would also negatively impact our working capital.

Diversification

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

Until and unless we develop additional products that are accepted by the market, we remain largely dependent on the sales of one product, CarbCutter(R).

The most significant barrier to entry within our industry is the difficulty of establishing a new product. This involves significant commitment to advertise the product, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. For the first nine months of 2004, we increased our advertising expenditures to support the introduction of new products during the first half of the year, but liquidity constraints prohibit us from maintaining advertising at that increased level.

These factors also affect our competition. However, many of our competitors are significantly better capitalized and have significantly greater human resources than us.

RESULTS OF OPERATIONS

Summary
-------

Revenues for the three months ended September 30, 2004 were $2,370,380 compared to $1,867,887 for the same period in 2003, an increase of $502,493, or 27%. General and administrative expenses for the three months ended September 20, 2004 were $641,933, compared to $622,590 for the same period in 2003, an increase of $19,343, or 3%. The cost of sales, as a percentage of net sales, decreased 1 % for the three months ended September 30, 2004, compared to September 30, 2003. The gross profit for the three months ended September 30, 2004 was $1,429,217, or 60% of revenue compared to the same period in 2003 of $1,100,512, or 59% an increase of $328,705.

Revenues for the nine months ended September 30, 2004 were $5,249,928, compared to $4,369,984 for the same period in 2003, an increase of $879,944, or 20%. General and administrative expenses for the nine months ended September 30, 2004 were $1,948,143, compared to $1,431,135 for the same period in 2003, an increase of $517,008, or 36%. The cost of sales, as a percentage of revenue, increased by 2% for the nine months ended September 30, 2004, compared to September 30, 2003. The gross profit for the nine months ended September 30, 2004 was $2,968,651, or 57% of revenue compared to the same period in 2003 of $2,597,907, or 59%, an absolute increase of $370,744.

We believe that increasing advertising expenditures by $32,026 during the three months and $697,470 for the nine months ended September 30, 2004 was a significant factor in generating increased revenues for the periods. For the nine months ended September 30, 2004, we dedicated a substantial portion of our cash flow from operations to fund our advertising expenditures. However, our current liquidity issues will make it impossible to continue to fund advertising at the same level and, we believe, adversely affects sales.

We had a loss of ($773,788) for the nine months ended September 30, 2004, compared to net income of $344,479 in the same period of 2003, a decrease of $1,118,267. This decrease was primarily because we

     o established reserves of $465,100 for anticipated product returns, compared to reserves of $175,000 for the nine months ended September 30, 2003,

     o   increased advertising expenses from $1,050,261 to $1,747,731; and

     o increased general and administrative costs and expenses from $1,431,135 to $1,948,143.

Most of our business continues to be with a few large customers. During the three months and nine months ended September 30, 2004, our eight largest customers comprised approximately 83% and 86% of our revenues, respectively. This compares with approximately 79% and 82% for the same periods in 2003. The increased concentration of our business with a few customers makes us more vulnerable to changes in their purchasing practices.

Revenues
--------

We report our revenue after deducting:

     o co-op advertising and promotions given to the customers to promote the product and improve sales;

     o   cash discounts;

     o   slotting fees and new store discounts; and

     o   returns and allowances.

Some of our new customers do not ask us to participate in co-op advertising and other promotions. The aggregate amounts of the deductions for the three months and nine months ended September 2004 were $209,805 and $1,586,545, compared to $525,499 and $1,510,481 for the same periods in 2003 - the three months decreased $315,694, compared to the comparable three months in 2003. The nine months increased $76,064 compared to the comparable nine months in 2003. We believe these fluctuations reflect normal promotional variations.

Revenues for the three months ended September 30, 2004 were $2,370,380, compared to $1,867,887 for the corresponding period in 2003, an increase of $503,493, or 27%. Three new products accounted for approximately 34% of revenue during the period.

Revenues for the nine months ended September 30, 2004 were $5,249,928 compared to $4,369,984 for the corresponding period in 2003, an increase of $879,944, or 20%. Revenues for the period were reduced by $465,100 on account of the establishing reserves for anticipated product returns. Three new products accounted for approximately 36% of the revenue in the period.

We believe that increasing advertising expenditures by $32,026 during the three months and $697,470 for the nine months ended September 30, 2004, and the introduction of new products were the significant factors in the increase in our revenues during the nine month period.

Net Income (Loss)
-----------------

Our net profit for the three months ended September 30, 2004, was $185,899, compared to a profit of $183,835 for the three months ended September 30, 2003, an increase of $2,064. Net profit per share was $0.05 for the three months ended September 30, 2004, as compared to a net profit of $0.05 per share for the three months ended September 30, 2003. This increase was primarily because we increased revenue by $502,493 based on increased sales and compared to an increase in total operating expenses by only $55,815. In 2003, the net income was primarily due to the gain on sale of $279,308.

Our net loss for the nine months ended September 30, 2004, was ($773,788), compared to a profit of $344,479 for the nine months ended September 30, 2003, a decrease of $1,118,267. Net loss per share was ($0.20) for the nine months ended September 30, 2004, as compared to a net profit of $0.09 per share for the nine months ended September 30, 2003. This decrease was primarily because we

     o   established a reserve of $465,100 for anticipated return of products;

     o   increased advertising expenses by $697,470; and

     o   increased general and administrative expenses by $517,008.

Cost of Sales
-------------

Cost of sales for the three months ended September 30, 2004 was $941,164, or 40% of revenues, as compared to $767,375, or 41% of revenues for the corresponding period in 2003. The dollar amount is higher because of increased sales during the period. The percentage as a function of revenue is higher because the establishment of reserves against potential product returns resulted in the lower reduction from sales of $209,805, compared to $525,499 for the corresponding period in 2003.

Cost of sales for the nine months ended September 30, 2004 was $2,281,277, or 43% of revenues, as compared to $1,772,077, or 41% of revenues for the corresponding period in 2003. The dollar amount is higher because of increased sales before giving effect to reserves for anticipated product returns during the period. The percentage as a function of revenues is higher due to the large reduction of $1,586,545 from sales compared to $1,510,481 for the corresponding period in 2003 and the increase in Phase 2 sales during the nine months, which has a higher cost of sales.

Gross Profit
------------

Gross profit for the three months ended September 30, 2004 was $1,429,217, an increase of $328,705, or 30%, compared to gross profit of $1,100,512 for the three months ended September 30, 2003. As a percent of net sales, gross profit was 60% for the three months ended September 30, 2004, compared to 59% for the three months ended September 30, 2003. The increase in gross profit of $328,705 was primarily due to an increase in revenue compared to the corresponding period in 2003.

Gross profit for the nine months ended September 30, 2004 was $2,968,651, an increase of $370,744, or 14%, compared to gross profit of $2,597,907 for the nine months ended September 30, 2003. As a percent of net sales, gross profit was 57% for the nine months ended September 30, 2004, compared to 59% for the nine months ended September 30, 2003. The increase in gross profit of $370,744 was primarily due to an increase in revenue.

Operating Expenses
------------------

Operating expenses are made up of:

     o   Advertising;
     o   General and Administration expenses; and
     o   Depreciation and Amortization.

Operating expenses were $1,236,849 for the three months ended September 30, 2004, compared to $1,181,034 for the three months ended September 30, 2003, representing an increase of $55,815. As a percentage of revenues, operating expenses were 52% for the three months ended September 30, 2004, compared to 63% for the three months ended September 30, 2003. All three categories of operating expenses increased.

Advertising and promotion expenses for the three months ended September 30, 2004 were $585,975, compared to $553,949 for the three months ended September 30, 2003, an increase of $32,026. Advertising and promotion as a percentage of revenue for the three months ended September 30, 2004 was 25%, compared to 30% for the three months ended September 30, 2003. The decrease as a percentage of revenue is attributable to increased sales.

General and administrative expenses were $641,933 for the three months ended September 30, 2004, compared to $622,590 for the three months ended September 30, 2003, an increase of $19,343. As a percentage of revenue, general and administrative expenses were 27% for the three months ended September 30, 2004, compared to 33% for the three months ended September 30, 2003. The increased expenses were primarily attributable to increases and decreases in spending from

     o   technology - $(18,000);
     o   directors expenses - $(9,000);
     o   insurance - $41,000;
     o   personnel - $(24,000);
     o   research and development - $(26,000); and
     o   legal fees - $40,000.

Legal expenses increased primarily because of increased compliance work associated with our status as a publicly traded company and continuing litigation with Mr. Bryant and his affiliates. We eliminated research and development costs in the third quarter; expenditures related to new products were incurred during the six months ended June 30, 2004.

Personnel fees declined versus the prior period predominately because bonus compensation was lower. We incurred $28,800 in bonus paid to Mr. Tisi in the three months ended September 30, 2004, compared to $144,900 in the same period in 2003, all based on the compensation formula included in his employment contract. Offsetting this were increases in costs due to the addition of new personnel, and increases in the compensation of certain key employees.

Depreciation amortization expenses were $8,941 for the three months ended September 30, 2004, representing an increase of $4,446, compared to $4,495 for the three months ended September 30, 2003. The increase is attributed to the purchase of an automobile.

Operating expenses were $3,717,867 for the nine months ended September 30, 2004, an increase of $1,219,650 over the $2,498,217 that we experienced for the nine months ended September 30, 2003. Operating expenses were 71% of revenues for the nine months ended September 30, 2004, compared to 57% for the nine months ended September 30, 2003. All categories of operating expenses increased.

Advertising and promotion expenses for the nine months ended September 30, 2004 were $1,747,731, compared to $1,050,261 for the nine months ended September 30, 2003, an increase of $697,470, of which $305,000 was for new products and the remainder to support sales of existing products. The increase in advertising expenditures has, in our opinion, been a significant factor in increasing sales. Advertising and promotion as a percentage of revenue for the nine months ended September 30, 2004 was 33%, compared to 24% for the nine months ended September 30, 2003.

General and administrative expenses were $1,948,143 for the nine months ended September 30, 2004, compared to $1,431,135 for the nine months ended September 30, 2003 - an increase of $517,008. As a percentage of revenue, general and administrative expenses were 37% for the nine months ended September 30, 2004, compared to 33% for the nine months ended September 30, 2003. The increased expenses were primarily attributable to increases in spending for

     o   technology - $5,000;
     o   directors expenses - $38,000;
     o   insurance - $92,000;
     o   research and development - $31,000;
     o   personnel - $63,000; and
     o   legal fees - $133,000.

Legal expenses increased primarily because of increased compliance work associated with our status as a publicly traded company and continuing litigation with Mr. Bryant and his affiliates. Directors' expenses increased primarily because of the increase in Mr. Brown's compensation. Research and development expenses increased due to the research related to new products. Insurance costs increased by approximately 100% because the cost of attaining product liability coverage rose. The personnel expenses for the nine months rose due to the addition of new personnel and increases in the compensation of certain key existing employees.

Depreciation amortization expenses were $21,993 for the nine months ended September 30, 2004, an increase of $5,172, compared to $16,821 for the nine months ended September 30, 2003. The increase is attributed to the purchase of an automobile and computer equipment.

Inventory
---------

Inventory was $1,030,484 at September 30. 2004, compared to $1,372,254 at September 30, 2003 - a decrease of $341,770. The inventory is consistent with the inventory at the end of December 31, 2003 of $1,159,470, and the decrease reflects normal inventory fluctuations.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004, the Company had a working capital deficit of ($920,763), compared to a ($89,646) working capital deficit at September 30, 2003. At the end of 2003, the Company had a positive working capital of $167,140. The increase in the working capital deficit was mainly due to

     o the decrease in the accounts receivable reflecting our increased reserves for potential product returns

     o the increase in the accounts payable reflecting a disproportionate increase in expenses compared to revenue, resulting in a significant nine month loss.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $449,088 compared to $349,216 for the nine months ended September 30, 2003, primarily based on an increase in accounts payable, including the informal extension of credit terms by Garden State Nutritionals.

Net cash used in investing activities for the nine months ended September 30, 2004 was $32,576. This is attributable to the purchase of an automobile and computer equipment in the same period in 2003, net cash from financing activities of $300,000 was provided by the sale of a trademark.

Net cash used in financing activities for the nine months ended September 30, 2004 was $406,957 compared to net cash used by financing activities of $572,087 for the nine months ended September 30, 2003. This decrease is attributable to a decrease in cash repayments of the note to Garden State Nutritionals.

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

The new note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. At September 30, 2004, the balance owed to GSN under the note is $374,575.

In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60-day terms. GSN has allowed us to have as much as $1,000,000 outstanding at certain times under the line of credit. At September 30, 2003, the balance owed to GSN under this line of credit was $803,260. Under our line of credit, the balance owed on September 30, 2004 was $1,102,857. GSN has allowed us to periodically exceed our payment terms.

In October, GSN entered into a cash collateral agreement with us. The agreement has been approved by the bankruptcy court. We expect it will provide us with sufficient funding to proceed with the bankruptcy process. There are two primary components:

         o With respect to amortization payments on the promissory note held by GSN, payments were reduced from $11,000 per week to $5,000 for the first two weeks of the Company's stay in Chapter 11, and $9,000 per week thereafter.

         o With respect to our open account, GSN agreed to suspend payments on the outstanding balance due on the date of filing of $1,070,487, until we emerge from Chapter 11. We will pay according to GSN's regular terms for product acquired while we are operating under Chapter 11.

COMMITMENTS AND CONTINGENCIES

Government Regulations
----------------------

The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which its products are sold.

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

On October 15, 2004 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

HNS is a defendant in the trademark infringement suit filed by Window Rock Enterprises, Inc. in the U.S. District Court for the Southern District of New York (Case No. 04-CV-4334). Specifically, the suit alleges statutory and common law trademark infringement, trade dress infringement, unfair competition and dilution under both federal and New York state laws with respect to HNS's use of Window Rock Enterprises, Inc.'s Cortiless(R) product. HNS has filed an answer and affirmative defenses to the complaint, denying the allegations. The parties have submitted a joint scheduling report which discloses HNS's potential to add third parties and a counterclaim against Window Rock. The court recently held a scheduling conference and set various pre-trial deadlines. The trial is (tentatively) set to take place in the latter part of 2005.

HNS was involved in litigation with J.C. Herbert Bryant, III, a former officer, director and one of our shareholders, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, HNS entered into a distribution agreement with Mr. Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Mr. Bryant to purchase certain products from HNS and to exclusively distribute those products in Florida from Orlando south. In October 2003, HNS terminated the distribution agreement with KMS based on KMS's breach of material terms of the agreement. On December 1, 2003, HNS filed suit against KMS-Thin Tab 100, Inc. in the Palm Beach County Circuit Court (Case No. 2003CA012757XXCDAN) for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated and of no further force and effect. KMS has answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. Another pending Motion for Summary Judgment remains on HNS's claims for breach of contract. The Court has granted HNS discovery sanctions in the sum of $5,400 plus expert fees. The Court has scheduled this matter as number 3 for trial on December 13, 2004 on any remaining issues.

From time to time, HNS has been named as a defendant (among others) in various class-action suits alleging that HNS's Acutrim(R) products contain Phenylpropanaolmine (PPA) and that these products have damaged plaintiffs. Many of these cases have been pending in the U.S. District Court for the Western District of Washington, the Philadelphia County Court of Common Pleas, or in Louisiana state court. Because none of HNS's Acutrim(R) products contain PPA, HNS has been dismissed (voluntarily or involuntarily) as a defendant in these proceedings. As of the filing of this report, no further cases involving HNS's Acutrim(R) products are pending in any court.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

In October, GSN entered into a cash collateral agreement with us. The agreement has been approved by the bankruptcy court. We expect it will provide us wit sufficient funding to proceed with the bankruptcy process. There are two primary components:

         o With respect to amortization payments on the promissory note held by GSN, payments were reduced from $11,000 per week to $5,000 for the first two weeks of the Company's stay in Chapter 11, and $9,000 per week thereafter.

         o With respect to our open account, GSN agreed to suspend payments on the outstanding balance due on the date of filing of $1,070,487, until we emerge from Chapter 11. We will pay according to GSN's regular terms for product acquired while we are operating under Chapter 11.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

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

Date:  November 15, 2004          Health & Nutrition Systems International, Inc.
                                                (The "Registrant")

                                  By:   /s/ James A. Brown
                                        --------------------------------------
                                        James A. Brown
                                        Chief Executive Officer
                                        (Principal executive officer and duly
                                        authorized officer)

                                  Exhibit Index


Exhibit
Number    Description

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