Form 10KSB
period 2004-12-31
Ashlin Development Corp
filed 2005-03-31
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

         Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________.

                         Commission file number 0-29245
                         Ashlin Development Corporation
                 (Name of small business issuer in its charter)

                      FLORIDA                          65-0452156
            (State or other jurisdiction              (IRS Employer
         of incorporation or organization)         Identification No.)

       4400 NORTH FEDERAL HIGHWAY, SUITE 210
                BOCA RATON, FLORIDA                       33431
      (Address of principal executive offices)         (Zip Code)

      Issuer's telephone number, including area code: (561) 391-6196

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

                   Name of each exchange on which registered:
                               OTC BULLETIN BOARD

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year.  $6,342,587.61

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on March 22, 2005 was $207,493.72 (computed at the closing price of the common stock of the issuer outstanding which was $.07 on March 22, 2005).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No [ ]

         As of March 22, 2005, 4,552,813 shares of the registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format:    Yes [ ]    No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for its 2005 annual shareholders' meeting are incorporated by reference in Part III of this report. The registrant's proxy statement will be filed within 120 days after December 31, 2004 or the portions incorporated by reference will be filed by amendment to this Form 10-KSB prior to the end of such 120 day period.

                                TABLE OF CONTENTS

                                                                                                               PAGE


PART I............................................................................................................1

ITEM 1.     DESCRIPTION OF BUSINESS...............................................................................1

ITEM 2.     DESCRIPTION OF PROPERTY..............................................................................10

ITEM 3.     LEGAL PROCEEDINGS....................................................................................10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................10

PART II..........................................................................................................10

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
            PURCHASES OF EQUITY SECURITIES...................................................................... 10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................12

ITEM 7.     FINANCIAL STATEMENTS.................................................................................21

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................22

ITEM 8A.    CONTROLS AND PROCEDURES..............................................................................22

PART III.........................................................................................................22

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS.....................................................................22

ITEM 10.    EXECUTIVE COMPENSATION...............................................................................23

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......23

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................23

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................................23

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................................26

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Ashlin Development Corporation (the "Company," "Ashlin," "we" or "us"), formerly known as Health and Nutrition Systems International, Inc., was organized as a Florida corporation on October 25, 1993. Our fiscal year end is December 31.

         Our corporate offices are located at 4400 North Federal Highway, Suite 210, Boca Raton, Florida 33431. Our phone number is (561) 391-6196. Until January 25, 2005, our offices were located at 3750 Investment Lane, Suite 5, West Palm Beach, Florida 33401.

         On October 15, 2004, the Company filed in the southern district of Florida a plan of reorganization under Chapter 11 of the United States bankruptcy code. The Court confirmed the Company's plan of reorganization on January 10, 2005 and the plan was declared effective on January 28, 2005.

         As part of the plan:

         (1) TeeZee, Inc., a company formed by our former Chief Executive Officer, Christopher Tisi, purchased substantially all of the assets of the Company, including the rights to the name "Health & Nutrition Systems International, Inc." in exchange for $350,000 in cash and assumption of approximately $1,841,000 in liabilities. Although allowed for under the plan no other bids were submitted.

         (2) The Company entered into an employment agreement with Mr. Brown, which provides for:

         o Salary of $9,200 per month until the 30th calendar day following the Company's discharge from bankruptcy, and thereafter at a rate of $7,000 per month; and

         o The issuance by the Company to Mr. Brown of 300,000 shares of its Common Stock, which are shares subject to repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of the agreement, or his employment with the Company is terminated by the Company for cause;

         (3) TeeZee, Inc. assumed the secured claim of Garden State Nutritionals
(GSN), a division of Vitaquest International, Inc.; GSN retained its pre-existing lien on substantially all of the transferred assets;

         (4) TeeZee, Inc. assumed the secured claim of SunTrust Bank on the Company's 2004 Honda Element on the effective date; SunTrust retained its pre-existing lien on the vehicle;

         (5) TeeZee, Inc. assumed most unsecured claims, including those of trade and employee creditors, together with any unsecured deficiency claims of GSN and SunTrust. The unassumed unsecured claims of the Company were paid, pro rata, from a fund which did not exceed $50,000;

         (6) A permanent injunction was issued barring the Company and the purchaser from violating Window Rock Enterprises, Inc.'s trademarks for "CortiSlim" and the Company agreed not to challenge Window Rock's trademark for this product; and

         (7) All holders of the Company's common stock retained their shares.

         Since the effective date, the Company has continued to exist as a separate incorporated entity. The present directors of the Company have continued as directors of the Company, and Mr. Brown has continued to serve as CEO and Chairman of the Board of Directors. He is the sole officer of the Company.

         The current business plan of the Company is to merge with an unidentified company or companies.

         From inception through the effective date of our Plan of Reorganization, we developed, marketed and sold weight management, energy and sport nutrition products to national and regional, food, drug, health, pharmacy, mass-market accounts, and independent health and pharmacy accounts. Our product formulations were not proprietary.

         The filing for protection under the bankruptcy code culminated a lengthy effort by management and the Board of Directors to identify opportunities by which shareholder value would be increased. These efforts formally commenced in July of 2003, when the Board of Directors resolved to consider strategic alternatives to either enhance or replace our nutraceutical business. Alternatives included the possibility of acquiring additional businesses for stock, or the sale of the Company (or substantially all of its assets), including the possibility of a sale to Mr. Tisi or an entity controlled by him.

         In connection with its determination to enhance shareholder value, we entered into an agreement in November 2003 with TeeZee, Inc. to sell substantially all of our assets, subject to approval by our shareholders, for $425,000 in cash and notes and the assumption of substantially all of our liabilities. As previously indicated, TeeZee, Inc. is controlled by Christopher Tisi, who at that time served as our Chief Executive Officer. Prior to entering into the definitive agreement, the Board of Directors reviewed strategic alternatives, weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, to render an opinion as to the fairness of the transaction, from a financial point of view. In February 2004, we restated our earnings for the third quarter of 2003, which lowered our reported earnings for the period. Capitalink thereafter rescinded its fairness opinion, which was based in part on the third quarter results. As a result, we terminated the agreement with TeeZee, Inc.

         The Board determined that Mr. Tisi's ongoing contributions were essential to the future viability of the Company. On April 9, 2004, Mr. Tisi, the Company's Chief Executive Officer and President, entered into a new two-year employment contract effective as of January 1, 2004. The contract increased his salary to $164,000 annually and provided for a bonus for improvements in both net revenues and net income. With respect to the unpaid portion of Mr. Tisi's unpaid 2003 bonus, the contract provided for the payment of the unpaid portion of his 2003 bonus ($162,271) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004.

         Additionally, our Chairman, Mr. James Brown, assumed greater operational responsibility in the first quarter of 2004, and continued the focus on exploring strategic options for the Company. As a result, Mr. Brown's entered into a six-month agreement with the Company for compensation of $8,000 per month.

         In 2004, the Company sought to capitalize on two factors, its relationship with retailers and the apparent strength of consumer demand for low carbohydrate products. The fourth quarter of 2003 was the Company's strongest ever, and we sought to expand awareness for our products. The sales trend began to deteriorate during the second quarter of 2004, a decline that continued through the sale of the business in January of 2005. As a result, we believe that retailers who previously sought to expand their low carbohydrate and diet offerings decided to retrench, and this trend gained momentum in late 2004.

         Particularly as a result of the following three factors, the financial condition of the Company deteriorated as 2004 progressed, and the Board determined during the third quarter that cash flow from operations could not support the business as the projections for future sales activity weakened:

         o Several retailers notified us, beginning in the first quarter 2004, that they would discontinue one of our core brands, Eat Less(R), and would return unsold inventory. In the ensuing 90 days, we were forced to reserve $554,000. This negativelY impacted our receivables.

         o Contrary to prognostications by many industry experts, the low carbohydrate phenomenon begin to wane in early 2004, and by late second quarter, the pace of the shift in consumer tastes was quickening. Demand for the entire category of low carbohydrate supplements dropped materially. Sales of our products fell 3.2% in 2004.

         o Our cost structure further deteriorated for two reasons; first, we increased personnel and our marketing budget in an attempt to perpetuate the sales growth that we enjoyed in the fourth quarter of 2003, and; second, other G&A costs, predominately professional fees, increased significantly.

         The Company had, in the past, sought enhanced credit terms from our sole manufacturer, GSN, when other financing was unavailable. In the third quarter projected lower sales and the weakness in our balance sheet precluded GSN from relaxing our terms or broadening our credit line.

         The Board of Directors determined that the most attractive option for the Company was to file for Chapter 11 bankruptcy protection, and then approached Mr. Tisi to determine if he would be interested in serving as our Stalking Horse Bidder, who, in Chapter 11 filings, serves the function of placing a bid that others may use as a benchmark in bidding for assets of the debtor.

         On September 26, 2004, in conjunction with his decision to weigh a possible offer, Mr. Tisi stepped down as CEO and resigned all executive capacities with the Company. Mr. James Brown, our Chairman, assumed the role of Chief Executive Officer.

PRODUCTS

         We no longer offer any products for sale. The products that we formerly marketed are now owned by TeeZee, Inc., who acquired substantially all of our assets. Prior to the sale of our business in January 2005, we marketed and sold the following products:

         o Thin Tab(R) Mahuang Free -- Thin Tab(R) Mahuang Free helps stimulate the metabolism without ephedra and helps break through weight loss "plateaus." Introduced in the fourth quarter of 1999.

         o Original Carb Cutter(R) -- The Original Carb Cutter(R), is a supplement formulated to support the controlled carbohydrate lifestyle. It contains natural substances that can help to accelerate the body's natural ability to metabolize excess glucose from refined carbohydrates and sugars so they are burned as energy - not stored as fat. Introduced in the fourth quarter of 1999.

         o Eat Less(R) -- Low carbohydrate diets are one of the most effective ways to lose weight. However, they often lack fiber, which can slow weight loss. Eat Less(R) is helpful for low carbohydrate diets by reducing caloric intake, and supplemental fiber, while still successfully maintaining a low carbohydrate diet. Introduced in the fourth quarter of 2002.

         o Carb Cutter(R) Phase 2 -- Carb Cutter(R) "Phase 2" may be used as an adjunct to the Original Carb Cutter(R). It contains a natural substance - "Phaseolamin 2250" that can help to neutralize excess starch from complex carbohydrates by binding with a key enzyme - alpha-amylase - without affecting nutrients and fiber in foods. Introduced in the third quarter of 2002.

         o Fat Cutter(TM) Ephedra Free - Excess fats are a concern for low carbohydrate dieters. Fat Cutter targets the absorption of excess fats, allowing some of the fats to pass through undigested. Fat Cutter also provides quality minerals such as calcium which are often lacking in low carbohydrate dieters because of increased protein intake. Introduced in the first quarter of 2003.

         o Zoom(R) -- Zoom(R) is a carbohydrate free, calorie free, sugar free alternative to popular energy drinks and contains a blend of natural herbs. It is enhanced with nutrients found naturally in the body and everyday foods. It contains Taurine, which is an important metabolic transmitter. Taurine increases the heart function, improves energy boost. Zoom(R) also includes natural caffeine and a triple ginseng blend all of which play an important role. These ingredients go into the blood and nervous system within ten minutes resulting in an energy boost. Introduced in the fourth quarter of 2003.

         o Diet A Day(TM) "Phase 2" -- Diet A Day "Phase 2" contains "Phaseolamin 2250" which helps neutralize excess starch from complex carbohydrates by binding with a key enzyme - alpha-amylase -without affecting nutrients and fiber in foods. It also contains natural ingredients to support healthy blood sugar levels following high starch meals. Introduced in the fourth quarter of 2003.

         On March 15, 2003, we stopped selling products that contain ephedra because of negative publicity surrounding the ingredient, including, the Food and Drug Administration's announcement that it was considering a ban on the ingredient. In December 2003 the FDA announced that it was banning the use of ephedra. Prior to March 15, 2003, we sold ThinTab(R), Fat Cutter Plus(R), and Carbolizer(TM), all of which contained ephedra. In 2003, sales of ThinTab(R) and Fat Cutter Plus(R) totaled $61,843.

         Our third ephedra-containing product, Carbolizer(TM), was transferred to KMS-Thin Tab 100, Inc. in September 2002 as part of a larger general settlement of pending litigation with KMS and J.C. Herbert Bryant, III.

CERTIFICATES OF ANALYSIS

         Garden State Nutritional, a division of Vitaquest International Inc., was the exclusive manufacturer of our products. See "Manufacturing and Shipping." GSN provided a certificate of analysis for each of our products which gave laboratory test results performed by GSN that verified product quality and ingredients. We delivered these certificates to our customers, and to consumers, upon request.

CLINICAL TESTING

         No regulatory agency specifically requires that a marketer of dietary supplements perform clinical testing. However, the claims that are made with respect to our products' performance are subject to review by various state and local authorities, including, the Federal Trade Commission. As a result, in 2001, we initiated a practice of performing independent clinical trials on our principal products. These trials were intended to substantiate that our products work as described in our advertising, labeling, or other consumer-directed communications. These double blind placebo trials were conducted by Marshall-Blum LLC, an independent research company with twenty years of experience in product testing. Marshall-Blum followed strict clinical guidelines to assist with product compliance with applicable regulations and scientific standards. The FDA recently began to require that products like ours receive an Investigational New Drug number before clinical testing can be conducted.

         Clinical testing is costly, over $120,000 per study, and we believe that it was going to become even more important and expensive over time. The Company, at the time of our filing, could not afford to continue to test new products. This would have limited our ability to expand our product line.

MARKETING

         In 2004 and 2003, we spent $2,121,575 and $1,428,838, respectively, advertising our products in consumer magazines such as Cosmopolitan, Mademoiselle, Glamour, Fitness, Redbook, Allure, Muscle and Fitness, and others. Historically, we felt that this was the preferred method, given our resources, to reach potential consumers for our products.

         We report our net revenue after subtracting

         o co-op advertising and promotions given to the customers to promote the product and improve sales;

         o   cash discounts;

         o   slotting fees and new store discounts; and

         o   returns and allowances.

         In 2004 those expenses rose to $1,915,370, a 1.8% increase over $1,882,460 in 2003.

         We had ongoing "co-op" programs with most of the major retailers who sell our products. These programs required us to spend a certain percentage of projected revenue generated by our customers' sales of our products on targeted advertising for that retailer through marketing vehicles such as Sunday newspaper inserts and promotional "10-30" day price specials. We were obligated to spend these co-op dollars irrespective of the actual revenue generated by the sales of our products with that retailer. These co-op programs targeted several million consumers and are intended to drive sales to the specific retailer.

         In connection with our marketing efforts, we sometimes offered, or were required to grant, cash discounts, new store discounts and pay slotting fees for inclusion of our products in the customer's "Plan-O-Gram." We also sometimes gave allowances based on factors such as volume.

         All of our products were included in the "plan-o-gram" marketing programs of the major retailers who sold our products. These programs gave our products identical shelf and aisle positions in all locations in a particular chain of stores using a pre-planned, in-store display format. The plan-o-gram program serves to guarantee consistent distribution and location of products in all stores. The major retailers periodically review the products that participate in their plan-o-gram programs, sometimes as often as quarterly. We received negative feedback from several retailers in the third and fourth quarter of 2004 that, due to the negative trend of low carbohydrate and diet supplements, they were evaluating retrenchment of product offerings, and we may be affected. If one or more of our products were to be removed from a retailer's plan-o-gram program, sales volume would decline precipitously. This occurred in second quarter 2004 when one of our products was discontinued at several chains.

MANUFACTURING AND SHIPPING

         Garden State Nutritional, a division of Vitaquest International Inc., manufactured all of our products. GSN is a state-of-the-art supplement, liquid, and powder manufacturer, which owns a 200,000 square foot manufacturing facility in West Caldwell, New Jersey. GSN has been known as an industry leader for more than 25 years. GSN had the capacity to support the production of all of our product needs, and could have continued if we had chosen to stay in the business. During 2001, we did not have a term contract with GSN, but acquired our needed inventory on a purchase order basis. In early April 2002, we entered into a two year exclusive manufacturing contract with GSN under which we agreed to purchase all of our requirements from GSN. Although back-up suppliers were available, the loss of this supplier would have represented a material adverse affect on us. GSN's research and development personnel, in conjunction with our in-house team, developed our product formulations. Pursuant to the terms of our exclusive manufacturing agreement with GSN, we had a $450,000 line of credit with GSN that had 60 day terms, and GSN informally allowed the Company to exceed that limit by as much as $700,000 during 2004. At December 31, 2004, the balance owed to GSN under this line of credit was $1,133,443.

         Our production/assembly personnel were responsible for packaging products once they were received from GSN. Our production/assembly personnel completed shipping documents and supervised quality control and inventory flow. Orders from large retailers were shipped on pallets using the preferred freight company of the retailer's choice.

INTELLECTUAL PROPERTY

         The Company pursued registration of all of the trademarks associated with our key products. Prior to their sale, we owned trademarks registered with the United States Patent and Trademark Office for Carb Cutter(R) products, the "On the Move(R)" advertising slogan, and for several of our advertising phrases such as "I cheat(R)," and "we cheat(R)." Federally registered trademarks have a perpetual life, provided that they are renewed on a timely basis and are used properly as trademarks, subject to certain rights of third parties to seek cancellation of the marks.

         We also relied on common law trademark rights to protect our unregistered trademarks. Common law trademark rights did not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.

         All of the intellectual property belonging to the Company was included in the sale of substantially all of our assets effective January 28, 2005.

EMPLOYEES

         As of March 22, 2005, the Company has one employee, Mr. Brown, our Chairman, Chief Executive Officer and Secretary.

         As of December 31, 2004, the Company had 19 full-time employees, five of whom had managerial roles.

PRODUCT DISTRIBUTION

GENERAL

         Our customers were predominantly drug, health food, and mass retailers who then sold our products to the retail consumer. Approximately 98% of our customers do not have contracts and purchase our products on a purchase order basis. The remainder purchase without credit terms on a direct basis.

DRUG, HEALTH FOOD AND MASS RETAILERS

         During 2004, we continued to diversify our customer base by establishing one or more of our products in more than eighteen different drug, health food, and mass retailers. Each of our products achieved "full distribution" in each of the chains that sell it, which means that if one of our products is sold by a retailer, it is sold in every location operated by that retailer. Because our customers purchase our products on a purchase order basis, we had no assurance that our products would have continued to have "full distribution" (or any distribution) had we stayed in the business. A weakening of consumer demand for diet and energy supplements will cause retailers to condense shelf space dedicated to these products.

         In 2004, we derived approximately 92% of our net revenues from these customers: Wal-Mart (2,048 locations), Walgreens (3,520 locations), Rite Aid (3,631 locations), CVS (4,123 locations), Brooks (Maxi Drug) (330 locations), Vitamin World (600 locations), H. E. Butt Grocery Co. (280 locations), Wakefern (200 locations), Sav-On (1,300 locations), Giant Landover (180 locations), Giant Eagle (188 locations), Eckerd's (2,650 locations), GNC (4,000 locations), Albertsons (2,128 locations), Duane Reade (193 locations), Long's (430 locations), K-Mart (1,100 locations) and Vitamin Shoppe (78 locations).

INDEPENDENT RETAIL HEALTH AND PHARMACY STORES

         Our in-house staff of telemarketers (HNS Direct) has solicited independent retail health and pharmacy stores since we began this program in January 1999. These stores are not owned by a chain but are independently owned and operated. We participated in trade shows attended by buyers for these independent retail health and pharmacy stores. In 2004, $198,278 (or 3.1%) of net revenues came from independent health and pharmacy accounts. In 2003, $156,567 (or 2.4%) of net revenues came from independent health and pharmacy accounts.

SIGNIFICANT CUSTOMERS

         The Company was highly dependent on several significant customers for a large percentage of our sales. Our six largest customers were GNC, Wal-Mart, Walgreens, Rite Aid, CVS and Eckerd Drugs. We did not have written agreements with any of these customers. Those six customers, combined, accounted for over 80% of our net revenues in 2004. In 2003, these same six customers accounted for 84% of our net revenues.

GOVERNMENT REGULATIONS

         The processing, formulation, packaging, labeling, and advertising of our products were subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities were also regulated by various agencies of the states, localities, and countries in which its products are sold. In addition, we manufactured and marketed certain of our products in substantial compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

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

         All of our products that we offered are classified as dietary supplements under the FFD&CA. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. These regulations cover:

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

         The FTC regulates the marketing practices and advertising of the products that we sold. In the past several years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under
Section 52 of that act. A false advertisement is one that is "misleading in a material respect." In determining whether an advertisement or labeling information is misleading in a material respect, FTC determines not only whether overt representations and implied representations are false, but also whether the advertisement fails to reveal material facts. Under FTC's standard, any health benefit representation made in advertising must be backed by "competent and reliable scientific evidence" by which FTC means:

         tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.

         The FTC increased its review of the use of the type of testimonials we used in our business. The Federal Trade Commission requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the FTC never threatened us with an enforcement action for the advertising of our products, heightened scrutiny of low carbohydrate claims raised our concern with respect to regulatory intervention, which we feared would be costly.

         We could not predict what new legislation or regulations governing our activities would be enacted by legislative bodies or promulgated by agencies regulating our activities - but we viewed it as potential damaging to our business. We do know that the nutraceutical industry has come under increased scrutiny, principally because of the FDA's investigation of the use of ephedra. In February, 2004, FDA published a final rule, effective in April 2004, prohibiting the sale of dietary supplements that contain ephedrine alkaloids (ephedra). The FDA took that action based on its determination that such supplements present an "unreasonable risk of illness or injury." We stopped selling products containing ephedra in March 2003.

         Moreover, the FDA is expected to increase its enforcement activity against dietary supplements that the agency considers violative of FFD&CA. In particular, the FDA is increasing its enforcement of DSHEA provisions. Those enforcement activities were enhanced by the passage, in January, 2004, of the Agriculture Appropriations, FY 2004 (Public Law: 108-199), which appropriated to the FDA an additional $11,400,000 for enforcement of dietary supplement regulations. That appropriation was over and above the increased enforcement budget FDA received for fiscal year 2004.

         We were concerned that we would become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believed that the laws or regulations which we consider favorable may be repealed, or more stringent interpretations of current laws or regulations could be implemented in the future. The FDA may restrict or prohibit the sale and marketing of additional dietary supplement ingredients. Any or all of such requirements could have been a costly burden. Had we stayed in the nutraceutical business, future regulations could:

         o   have required us to change the way we conduct business;

         o   have required us to change the contents of our products;

         o   have made us keep additional records;

         o have made us increase the available documentation of the properties of our products; or

         o have made us increase or use different labeling and scientific proof of product ingredients, safety or usefulness.

COMPETITION

         The diet industry is highly competitive. In 2004, we competed directly with many companies, including Atkins Nutritional, Twinlabs, Metabolife International, Inc, Dexatrim, Natures Bounty (NBTY) Slim Fast, and many others, virtually all of whom had far greater resources than we did. We also competed indirectly with companies that use direct marketing to distribute diet products directly to the retail consumer without the use of an intermediary such as a mass retailer. These companies use television and radio advertising which can range from thirty second commercials to full length thirty minute infomercials. Many of these companies also attempt to bring their best selling brands to the retail market. When they do, the products compete directly with our products.

         Our product formulae were not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors have greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. In addition, many of our competitors sell to the same customers as we do. In addition, GSN, our sole manufacturer, sold, and continues to sell, similar products to our competitors, often with similar formulations. We strive to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We trademarked our proprietary brand names such as, the "Carb Free Blend(TM)" in Carb Cutter(R) See "Intellectual Property." We believed that this allows us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also endeavored to differentiate our products by providing distinctive packaging.

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

FINANCING

GSN FINANCING

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement. The amount was approximately $700,000. Our repayment schedule requires equal monthly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket second priority lien on our assets to GSN.

         This agreement was superseded by a new arrangement entered into in July 2003 when the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000.

         The note provided for $300,000 to be paid before December 31, 2003, an obligation we met by using the proceeds from the sale of the Acutrim(R) brand in August 2003. We agreed to pay the balance in quarterly installments of $131,410, commencing November 1, 2003, at 4.5% per annum. At December 31, 2004, the balance owed to GSN under the note was $263,985.

         In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60 day terms. In 2004, GSN allowed us to exceed our terms by as much as $700,000. Under our line of credit, the balance owed on December 31, 2004 was $1,133,443. At December 31, 2003, the balance owed was $502,424.

         While GSN periodically allowed us to exceed our line of credit terms in the past, they had, in 2004, expressed a heightened concern with respect to the rise in the outstanding balance coupled with our decelerating sales performance. The Board of Directors became increasingly concerned that GSN would no longer continue to allow our outstanding balance to grow. If that happened, the Board believed that we would not have adequate working capital to respond to demand by our customers, or new opportunities that were presented to us. We believe that the terms of the GSN financing were significantly better than those which any other source of financing would have provided, and, given our deteriorating fiscal picture, believed we had no acceptable alternatives as it related to accessing additional working capital.

PRODUCTS LIABILITY INSURANCE

         We are currently insured for products liability claims up to an aggregate of $5,000,000.

         We are also an additional named insured on GSN's products liability policy, which has an aggregate coverage of up to $2,000,000.

         Through March 2004, our product liability insurance was written on an occurrence basis; i.e., our coverage related to the period when an incident giving rise to a claim occurred, irrespective of whether that particular policy was in force when the claim was made. As of March 2004, our product liability insurance is on a "claims made" basis that means our coverage only becomes effective if the policy itself is in effect when an action, or notice of an action, is lodged with the carrier.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate office are now located at 4400 North Federal Highway, Suite 210, Boca Raton, Florida 33431. Our lease for this facility expires on March 31, 2006, and provides for a monthly rent of approximately $950.

         Prior to our reorganization, our corporate offices and finished product warehouse were located in a 17,033 square foot facility at 3750 Investment Lane, Building 5, West Palm Beach, Florida, 33404. Those leases, which were assigned to TeeZee, Inc. expire on October 31, 2006 and provide for lease payments of approximately $4,400 per month.

ITEM 3.  LEGAL PROCEEDINGS

         All of the litigation pending against the Company at the time of the reorganization was discharged on the effective date of our plan of reorganization, and we are not aware of any present claims against the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2004, we did not submit any matters to the vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


         The common stock of the Company trades on the OTC Bulletin Board under the trading symbol "ASHD." Prior to our reorganization, our symbol was HNNS. The prices set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years as reported by CSI, Inc. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

         There were no trades of our securities on the OTCBB prior to October 4, 2000.

                         2004 Quarter Ended          High           Low
                         ------------------          ----           ---
              December 31, 2004                     $0.07         $0.01
              September 30, 2004                     0.25          0.06
              June 30, 2004                          0.75          0.18
              March 31, 2004                         0.68          0.13

                         2003 Quarter Ended          High           Low
                         ------------------          ----           ---
              December 31, 2003                     $0.53         $0.11
              September 30, 2003                     0.60          0.07
              June 30, 2003                          0.10          0.04
              March 31, 2003                         0.05          0.04

         On December 31, 2004, there were approximately 76 holders of record of our common stock.

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

         The following table provides information as of December 31, 2004 about our common stock that would have been issued upon the exercise of options under our 1998 Stock Option Plan for employees, officers, directors, and independent contractors. These obligations expired, unexercised, when the holders failed to exercise their options.

                                           EQUITY COMPENSATION PLAN INFORMATION
---------------------------------- ------------------------- ---------------------------- ----------------------------



                                                                        (b)
                                                                  Weighted-average                   (c)
                                             (a)                future issuance under       Number of securities
                                   Number of securities to       exercise price of          remaining available for
                                   be issued upon exercise           outstanding          equity compensation plans
                                   of outstanding options,       options, warrants and      (excluding securities
          Plan category              warrants and rights               rights              reflected in column (a))
---------------------------------- ------------------------- ---------------------------- ----------------------------

Equity compensation plans
approved by security holders(1)            606,500                      $.43                        643,500
---------------------------------- ------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders(2)                                           --                         --                           --
---------------------------------- ------------------------- ---------------------------- ----------------------------
         Total(1)                          606,500                      $.43                        643,500
================================== ========================= ============================ ============================

(1) All of the foregoing options, other than options exercisable for a total of 55,000 shares of our common stock which are vested in favor of Messrs. Alflen and Pomerantz, terminated on January 28, 2005, the effective date of our reorganization.

(2) We do not maintain equity compensation plans that have not been approved by our stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

         The following discussion of our results of operations and financial condition refer, almost in their entirety, to the business that we sold in January 2005. They should be read along with our Consolidated Financial Statements listed in Item 8 and the Notes to them appearing elsewhere in this Form 10-KSB.

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

         The Company inventory on consignment related to its "pay on scan" sales at December 31 2004 and 2003 was $103,800 and $282,468.

         Included in the net sales in the accompanying financial statements for the twelve months ended December 31, 2004 and 2003 are reductions for returns and allowances, sales discounts, new store opening discounts and co-op advertising and promotions in the amounts of $1,915,370 and $1,882,460 , respectively.

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

CUSTOMER LIABILITY ESTIMATES

         The Company estimates and accrues expenses and liabilities for co-op advertising and promotions and expenses for outdated products as a reduction of sales. The liability is maintained until the customer takes the deduction against payments due. This liability is netted against the accounts receivable account on the balance sheet. The amount at December 31, 2004 was $1,067,127 and December 31, 2003 was $863,301.

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

OVERVIEW

RECENT DEVELOPMENTS

         On October 15, 2004, the Company filed in the southern district of Florida a plan of reorganization under Chapter 11 of the United States bankruptcy code. This culminated a rather lengthy effort by management and the Board of Directors to find alternatives to enhance shareholder value in the face of deteriorating operating performance. The Court confirmed the Company's plan of reorganization on January 10, 2005 and the plan was declared effective on January 28, 2005.

         As part of the plan:

         (1) TeeZee, Inc., a company formed by our former Chief Executive Officer, Christopher Tisi, purchased substantially all of the assets of the Company, including the rights to the name "Health & Nutrition Systems International, Inc." in exchange for $350,000 in cash and assumption of approximately $1,841,000 in liabilities. Although allowed for under the plan no other bids were submitted.

         (2) The Company entered into an employment agreement with Mr. Brown, which provides for:

o Salary of $9,200 per month until the 30th calendar day following the Company's discharge from bankruptcy, and thereafter at a rate of $7,000 per month; and

o The issuance by the Company to Mr. Brown of 300,000 shares of its Common Stock, which are shares subject to repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of the agreement, or his employment with the Company is terminated by the Company for cause;

         (3) TeeZee, Inc. assumed the secured claim of Garden State Nutritionals
(GSN), a division of Vitaquest International, Inc.; GSN retained its pre-existing lien on substantially all of the transferred assets;

         (4) TeeZee, Inc. assumed the secured claim of SunTrust Bank on the Company's 2004 Honda Element on the effective date; SunTrust retained its pre-existing lien on the vehicle;

         (5) TeeZee, Inc. assumed most unsecured claims, including those of trade and employee creditors, together with any unsecured deficiency claims of GSN and SunTrust. The unassumed unsecured claims of the Company were paid, pro rata, from a fund which did not exceed $50,000;

         (6) A permanent injunction was issued barring the Company and the purchaser from violating Window Rock Enterprises, Inc.'s trademarks for "CortiSlim" and the Company agreed not to challenge Window Rock's trademark for this product; and

         (7) All holders of the Company's common stock retained their shares.

         Since the effective date, the Company has continued to exist as a separate incorporated entity. The present directors of the Company have continued as directors of the Company, and Mr. Brown has continued to serve as CEO and Chairman of the Board of Directors. He is the sole officer of the Company.

         The current business plan of the Company is to merge with an unidentified company or companies.

         From inception through the effective date of our Plan of Reorganization, we developed, marketed and sold weight management, energy and sport nutrition products to national and regional, food, drug, health, pharmacy, mass-market accounts, and independent health and pharmacy accounts. Our product formulations were not proprietary.

         TRENDS IN THE NUTRACEUTICAL INDUSTRY

         According to the Nutrition Business Journal, industry revenues reported in year 2004 were down approximately 11.5% percent from those reported in year 2003. We believe that this trend will continue in the first half of 2005. This is attributable, in part, to the downturn in demand for low carbohydrate diets. In addition, our product formulae are not proprietary. Similar formulations are currently being developed and marketed by our competitors. Substantially all of our competitors had greater resources and name recognition than we do. Many of our competitors sell, in addition to diet products, a broad range of health and nutrition products. Many of them sell to the same customers as we do. In addition to our existing competitors, we believed some of these potential competitors would begin to market carbohydrate diet assisting products. In this respect, the popularity of the low carbohydrate diets, although waning, may encourage additional stronger competitors to compete with us. In addition, GSN, our sole manufacturer, sells similar products to our competitors, often with similar formulations.

         We endeavored to differentiate our products through the mixture of ingredients in our products and the amounts of such ingredients contained in our products. We also trademarked our proprietary brand names, such as, the "Carb Free Blend" in Carb Cutter(R). We believed that this would help us to maintain consumer loyalty to our brand rather than to a specific ingredient or combination of ingredients. We also tried to differentiate our products by providing distinctive packaging. None of our efforts in differentiating ourselves, however, insured that existing or potential competitors could not erode our market share.

         The most significant barrier to entry within our industry was the difficulty of establishing a new product. This involves significant commitment to advertise the product, participate in trade shows, build inventory, and pay the cost of entry with slotting fees and or free merchandise. Test marketing also requires a significant commitment of time and capital. Those factors effect us as well as our competition. Many of our competitors were significantly better capitalized and have significantly more human resources than we.

         REVENUE AND INCOME

         Net revenues for the twelve months-ended December 31, 2004, decreased by $209,618 to $6,342,588, compared to net revenues of $6,552,206 in 2003. Net
Revenues for our two largest customers increased, however, by $1,098,000. The reductions to gross revenue were $1,915,370 in 2004, an increase of $32,910 over the $1,882,460 experienced in 2003.

         During the twelve months ended December 31, 2004, six companies accounted for 80% of our net revenues compared to 84% in 2003. Two of our largest customers accounted for 79% of the net revenue in 2004 compared to 60% for our two largest customers in 2003. While we believed that our results were better than many of our competitors with a decline in net revenues of 3%, the fact that demand overall industry demand fell in 2004 was significant. Additionally, the increased concentration of our business in fewer customers made us more vulnerable to changes in their purchasing practices or, in some cases, the customers' reluctance to do business with suppliers if those suppliers represent too large a part of the supplier's total sales.

         For net income of the 12 months ended December 31, 2004, we had a net loss of $1,214,519 compared to net income of $696,359, in 2003, a decrease of $1,910,878. In 2003, approximately $275,000 of net income was a gain from the sale of our Acutrim(R) product line.

         In 2004, our operating loss was $1,189,166 after expensing $21,881 of incentive compensation for our CEO. In 2003, our operating income was $472,932, after expensing $244,421 of incentive compensation for our CEO. This bonus is based on a formula contained in his employment agreement dated January 1, 2002, as follows:

         o 5% of the increase in net revenues for the period as measured against the corresponding period the year before, plus

         o   10% of Net Income for the period.

         In 2004, we were unable to increase our net revenues without increasing administrative costs. The general and administrative expenses for year ended December 31, 2004 were $2,620,491 or 41% of net revenues versus $2,113,918 or 32% of net revenues for the same period in 2003. As reported in 2003, we projected that our administrative costs would increase in 2004.

         INSURANCE

         Insurance for the products that we sold has become significantly more expensive. The policy that became effective in March 2004 carried a premium over twenty times higher than for our prior policy, and because it is written on a "claims made" rather than an "occurrence" basis; i.e., it did not provide us with as much continuity of coverage as we historically have enjoyed. We purchased $5,000,000 of coverage for 2004, as opposed to the $6,000,000 we had in 2003. While we believed that the level of coverage was adequate to meet the needs of our customers and provide us with appropriate risk protection, there was no assurance that we would have been able to obtain coverage in the future had we remained in the nutraceutical business. Further, we do not believe that "occurrence" coverage will once again become available.

         INCREASED COSTS

         The increasing oversight costs resulting from Sarbanes-Oxley coupled with changes we have made in response to the occurrences giving rise to the earnings restatement for the third quarter of 2003 have led to the following.

         o In 2004, our auditor, Daszkal Bolton, spent more time assisting us in connection with their quarterly reviews of our financial results. This included the examination of a wider area of accounts and obtaining greater exposure to operational activities and extraordinary events.

         o The audit committee expanded their review and interaction with management.

         o Our costs for legal and other professional services, including the retention of professionals to consult on areas related to Sarbanes-Oxley, rose significantly.

         ADEQUATE WORKING CAPITAL

         Our working capital situation decreased in 2004, and cash constraints continued to limit our ability to grow. The loss or reduction in sales to any of our key customers would have negatively impacted our working capital. Management and the Board of Directors explored alternative sources of capital to fund operations and support potential growth, but no financing sources superior to or as good as that provided to us by our sole manufacturer, were identified. Lack of adequate working capital was a prime contributor to the Company's filing for Chapter 11 bankruptcy reorganization on October 15, 2004.

         STRATEGIC ALTERNATIVES

         In July of 2003, the Board of Directions determined to consider strategic alternatives to either enhance or replace our nutraceutical business. The Board endeavored to assess what steps could be taken to realize greater value for our shareholders. These alternatives included the possibility of acquiring additional businesses for stock and/or the sale of the Company or substantially all of its assets, including the ongoing possibility of such a sale to Mr. Tisi or an entity controlled by him.

         In connection with its determination to enhance shareholder value, we entered into an agreement with TeeZee, Inc. in November 2003 to sell substantially all of our assets, subject to approval by our shareholders, for $425,000 in cash and notes and the assumption of substantially all of our liabilities. TeeZee, Inc. is controlled by Christopher Tisi, our Chief Executive Officer. Prior to entering into the definitive agreement, the Board of Directors reviewed strategic alternatives, weighed them against the offer from TeeZee, Inc. and determined that, at that time, the proposed sale was in the best interests of our shareholders. The Board also hired an investment advisory firm, Capitalink, to render an opinion as to the fairness of the transaction, from a financial point of view. In February, we restated our earning for the third quarter of 2003, which lowered our reported earnings for the period. Capitalink thereafter rescinded its fairness opinion which was based in part on the third quarter results. As a result, we terminated the agreement with TeeZee, Inc. TeeZee, Inc., and Mr. Tisi agreed to serve as our CEO through December 31, 2005.

         On April 9, 2004, and effective as of December 31, 2003, Mr. Tisi, our CEO, entered into a new two-year employment agreement with us. The terms of Mr. Tisi's contract increased his base salary from $140,000 to $164,000, and allowed him to earn a bonus based on increases in revenue, and net income. Provisions dealing with Mr. Tisi's ability to compete with the Company, have been modified in our favor. Mr. Tisi's agreement to continue with us through December 31, 2005, significantly increased our flexibility to explore ways to enhance shareholder value.

         Mr. Tisi developed important relationships with our customers, vendors and other industry participants that enabled us to grow; the loss of his services would have severely impaired our ability to function. In addition to serving as CEO, Mr. Tisi was also responsible for our product development, marketing, operations and finance.

         The Board expanded the role of our Chairman, James Brown. Mr. Brown, who, since becoming Chairman in May 2003, focused primarily on opportunities to enhance shareholder value. In 2004, Mr. Brown had more day-to-day interaction in areas such as financial management and strategic direction, and ultimately leading the Company's reorganization process. For these services, Mr. Brown's compensation was increased in February 2004 from $3,000 per month to $8,000 per month. In September 2004, in conjunction with Mr. Brown assuming the role of CEO, his compensation was raised to $9,200.

         As 2004 progressed, our business performance worsened.  Based on:

         o Deteriorating financial performance, powered by two concerning trends; i.e., a slowing sales trend coupled with an increased cost structure necessary to support our participation in the nutraceutical industry

         o Increased regulatory involvement; i.e., while the Company has always used its best efforts to comply with applicable regulations, the cost has posed an increasing burden

         o Inadequate working capital coupled with an inability to find acceptable supplemental financing. Concurrently, GSN, our sole supplier, was becoming increasingly alarmed at our slowing sales trend coupled with our rising indebtedness to them.

         o The market for low carbohydrate supplements contracted suddenly in 2004 as the low carbohydrate phenomenon fell out of favor. This served to jeopardize our position with our key retailers, who began to shift allocations of floor space away from diet, which further jeopardized our ongoing relationship with them.

         The Company's Board of Directors filed a Chapter 11 petition on October 15, 2004.

RESULTS OF OPERATIONS

         Beginning with they year ended December 31, 2002, we stopped reporting our financial results based on gross revenues and began reporting based on net revenues. We report our net revenue after subtracting:

         o co-op advertising and promotions given to the customers to promote the product and improve sales;

         o   cash discounts;

         o   slotting fees and new store discounts; and

         o   returns and allowances;

          In 2004, the amount of the subtraction was $1,915,370 compared to $1,882,460 in 2003, an increase of 2% compared to a decrease in net revenue of 3%. The increase in the amount of the subtraction and the decrease in the net revenue, accounted for the amount of decrease in net revenue of $209,618. Some of our new major customers did not ask us to participate in coop-advertising and other promotions, which allowed us to select advertising that we believe benefited the company as a whole.

NET REVENUES

Year ended December 31, 2004 compared with Year ended December 31, 2003

         Net revenues for the twelve months-ended December 31, 2004 decreased by $209,618 to $6,342,588 versus the comparable period in 2003 of $6,552,206. Net revenue from two of our major customers increased by $1,098,000 and accounted for 79% of our net revenue in 2004 compared to 60% of our net revenue account for by our two largest customers in 2003. The coop-advertising and promotions, and in-house advertising, in the amounts of $3,015,062 and $2,524,928 respectively, significantly contributed to the maintaining of our revenues in a decreasing market. During the twelve months ended December 31, 2004, six customers accounted for 80% of our net revenues, compared to 84% in 2003.

COST OF SALES

Year ended December 31, 2004 compared with Year ended December 31, 2003

         Cost of sales for the twelve months ended December 31, 2004 was $2,758,395, or 43.5% of net revenues, compared to $2,514,758, or 38.4% of net revenues for the twelve months ended December 31, 2003. The increase in cost of sales as a percentage of net revenues is primarily attributed to the higher cost of goods for several new product which accounted for 24% of the net revenue. The new products being sold had a cost of goods of 47% compared to our major brand which has a cost of goods of 24.5%.

GROSS PROFIT

Year ended December 31, 2004 compared with Year ended December 31, 2003

         Gross profit for the twelve months ended December 31, 2004 was $3,584,192 a decrease of $453,256, or 11% compared to gross profit of $4,037,448 for the twelve months ended December 31, 2003. As a percent of net sales, gross profit was 56.5% for the twelve months ending December 31, 2004, as compared to 61.6% for the twelve months ended December 31, 2003. The decrease in gross profit dollars is primarily attributable to the increase in Cost of Goods Sold of $243,647 or 10% and the decrease of net revenue of $209,618.

OPERATING EXPENSES

Year ended December 31, 2004 compared with Year ended December 31, 2003

         Operating expenses were $4,773,359 for the twelve months ended December 31, 2004, compared to $3,564,516 for the twelve months ended December 31, 2003, representing an increase of $1,208,843. As a percent of net sales, operating expenses were 75% for the twelve months ended December 31, 2004, compared to 54% for the twelve months ended December 31, 2003. Advertising and promotion expenses were $2,121,575 for the twelve months ended December 31, 2003, compared to $1,428,838 for the twelve months ended December 31, 2003, representing an increase of $692,737. As a percent of net sales, advertising and promotion expenses were 33.5% for the twelve months ended December 31, 2004, compared to 21.8% for the twelve months ended December 31, 2003. General and administration expenses were $2,620,491 for the twelve months ended December 31, 2004, compared to $2,113,918 for twelve months ended December 31, 2003, representing an increase of $506,573. This increase was primarily due to the increases in:

         o corporate liability insurance of $132,200 due to the increase in our policy cost increases;

         o directors fees and expenses of $29,367 due to the increase in chairman of the Boards increase in fees and expenses;

         o consulting fees of $34,866 due to the use of outside in marketing and graphic arts;

         o legal & professional fees of $180,543 due to the costs associated with the KMS case and of the proposed transaction with TeeZee, Inc.; and

         o research and development expenses of $31,078, for product studies.

NET INCOME FROM OPERATIONS

Year ended December 31, 2004 compared with Year ended December 31, 2003

         Net (loss) income for the twelve months ended December 31, 2004 was $(1,214,519) or ($.32) per share, compared to $696,359 or $.19 per share for the twelve months ended December 31, 2003. The decrease in net income of $1,910,878 was a result of the company's commitment to growth through new products and increasing of sales for established products. The new products attributed approximately $3,000,000 or 47% of net revenues. The down turn in the market place for low carbohydrate diet products in the second half the year curtailed the sales in our established product lines.

CARRY FORWARD LOSS

         We have a net operating loss carry-forward, as of December 31, 2004 of approximately $1,500,000 for tax purposes to affect future taxable income. Our net operating loss carry-forward will expire in 2022.

LIQUIDITY & CAPITAL RESOURCES

         During the twelve months ended December 31, 2004, the Company was unable to maintain the profitability levels achieved in 2003, and we incurred a net loss from operations of $1,189,166.

         At December 31, 2004, the Company had a deficit working capital of $1,352,194, compared to the prior year end, at December 31, 2003, of a working capital positive of $167,140, a decrease of $1,519,334 and is primarily the result of the decrease net income.

         At December 31, 2004, the Company had inventory of $691,737, compared to $1,159,470 at December 31, 2003. The decrease in inventory, of $467,733, was primarily the result of a planned effort to decrease the inventory.

         Net cash provided by operating activities for the twelve months ended December 31, 2004 was $671,036 compared to $441,777 provided by operating activities for the twelve months ended December 31, 2003. The resulting increase in cash provided was primarily due to the decreases in accounts receivable and inventory and the increase in accounts payable.

         Cash used in investing activities was $55,932. The funds were invested in equipment and new accounting software.

         Net cash used in financing activities for the twelve months ended December 31, 2004 was $495,212 compared to net cash used by financing activities of $719,135 for the twelve months ended December 31, 2003 This is primarily attributable to the note due to Garden State Nutritionals

         In early April 2002, we entered into an agreement with GSN, our sole manufacturer, pursuant to which we agreed to repay to GSN amounts owed to them as of the date of the agreement. The amount was represented by a promissory note of approximately $700,000. Our repayment schedule required equal monthly payments over the next twenty four months, without interest. In connection with this agreement, we granted a blanket lien on our assets to GSN.

         The occurrence of any of the following events would have constituted a default under this promissory note:

         o the failure of the Company to pay when due any payment of principal and such failure continues for fifteen (15) days after Lender notifies the Company in writing;

         o the Company files for or is granted certain relief pursuant to or within the meaning of the United States Bankruptcy Code, or any other federal or state law relating to insolvency or relief of debtors, and

         o Christopher Tisi ceases to be the President and Chief Executive Officer of the Company (unless a replacement reasonably acceptable to Lender is obtained within 30 days).

         In July 2003 the Company issued an amended promissory note to Garden State Nutrition in the principal amount of $1,300,000.

         The new note provided for $300,000 to be paid before December 31, 2003, an obligation we met by using the proceeds from the sale of Acutrim(R) in August 2003. The balance was due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. At December 31, 2004, the balance owed to GSN for the note was $263,985.

         In early April 2002, we entered into an exclusive manufacturing agreement with GSN that provided us with a $450,000 line of credit on current invoices, with 60 day terms. GSN has allowed us to exceed those terms, periodically, by as much as $700,000. The balance owed on December 31, 2004 was $1,133,443. On December 31, 2003, the balance owed to GSN under this line of credit was $502,424.

         GSN agreed to provide certain financing during our Chapter 11 bankruptcy petition. Through a cash collateral agreement, they allowed us to suspend payment on our credit line, and lowered our weekly note payment to $9,000 per week.

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

         As the company no longer maintains any current operations other than to seek a suitable merger, the company is not currently subject to any industry specific regulations, but may become subject to additional regulation in the future in the event a merger candidate is identified and a merger is consummated.

COMMITMENTS AND CONTINGENCIES

         As we currently have limited capital and our current business plan is to merge with an unspecified company or companies, unless we are able to identify and consummate a suitable merger in the near future we may not be able to continue as a going concern.

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

         The Company's cost to procure this $5,000,000 beginning in March 2004 of coverage was over twenty times greater than the cost to procure the $6,000,000 worth of coverage in 2003, the prior year. In addition, the current coverage is on a "claims made" rather than an "occurrence" basis. Our ability to maintain appropriate products liability coverage in the future can not be guaranteed. The loss of coverage would have significantly impaired our ability to continue business.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         THE COMPANY'S ACCOUNTANTS ISSUED A GOING CONCERN OPINION WHEN WE WERE IN THE NUTRACEUTICAL BUSINESS DUE TO THE LACK OF CAPITAL. THAT, AND THE RISK FACTORS RECITED BELOW, ENTERED INTO THE DECISION TO SELL OUR OPERATING BUSINESS. BECAUSE OF THE UNCERTAINTIES IN OUR ABILITY TO SATISFY OUR FUTURE CAPITAL NEEDS, OUR INDEPENDENT AUDITORS' REPORT ON ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004 CONTAINS AN EXPLANATORY PARAGRAPH ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         OUR FUTURE OPERATIONAL EXISTENCE IS DEPENDENT UPON OUR ABILITY TO IDENTIFY A SUITABLE MERGER CANDIDATE AND TO SUCCESSFULLY MERGE WITH SUCH COMPANY. As a result of the reorganization, we sold substantially all of our operating assets. As a result, our future viability is dependent on our ability to locate a suitable merger or acquisition candidate and to successfully consummate a business combination with such entity. However, even if we are able to consummate such a transaction, we can not assure you that the combined entity will be profitable or able to otherwise successfully continue its operations.

         WE DEPEND SUBSTANTIALLY ON THE CONTINUED SERVICES AND PERFORMANCE OF JAMES BROWN. Our limited prospects for success will be further impaired in the event, Mr. Brown, our Chairman and Chief Executive Officer, leaves us. Although we have an employment agreement with Mr. Brown, this does not guarantee that he will remain with us. If we lose his services, we may not be able to attract and retain additional qualified personnel to fill his position in the future and may be further limited in our ability to continue as a going concern.

         OUR STOCK PRICE IS LIKELY TO REMAIN VOLATILE. The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, has been, and will likely continue to be, volatile. Prices of our common stock may be influenced by many factors, including:

         o   limited operating capital to continue as a going concern;

         o   investor perception of us;

         o   analyst recommendations;

         o   fluctuations in financial results of us;

         o future sales of substantial amounts of common stock by shareholders; and

         o   economic and other external factors

         WE ARE NOT LIKELY TO PAY DIVIDENDS. We have not paid any cash dividends on our common stock and we do not plan to pay any cash dividends in the foreseeable future. We plan to retain any earnings for the operation of our business.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Shareholders
Health & Nutrition Systems International, inc.
3750 Investment Lane, Suite 5
West Palm Beach, Florida 33404

We have audited the accompanying balance sheets of Health & Nutrition Systems International, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health & Nutrition Systems International, Inc., and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recorded losses of $1,214,519 for the year ended December 31, 2004 and has filed for relief under bankruptcy. Subsequent to year end substantially all the assets were sold and the liabilities transferred. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 16, 2005

PAGE>


ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
BALANCE SHEETS
YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------



                                     ASSETS
                                                                        2004           2003
                                                                    -----------    -----------
Current assets:
      Cash                                                          $   127,296    $     7,405
      Accounts receivable, net                                         (167,337)       520,402
      Inventory, net                                                    691,737      1,159,470
      Prepaids and other current assets                                  73,124         10,228
                                                                    -----------    -----------
             Total current assets                                       724,820      1,697,506
                                                                    -----------    -----------

Property and equipment, net                                              75,475         49,683
                                                                    -----------    -----------

Other assets:
      Trademarks, net                                                       120          1,274
      Security deposits                                                   8,019          6,424
                                                                    -----------    -----------
             Total other assets                                           8,139          7,698
                                                                    -----------    -----------

             Total assets                                           $   808,433    $ 1,754,887
                                                                    ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities not subject to compromise:
      Accounts payable                                              $   112,084    $   682,297
      Accrued expenses                                                   63,092        348,069
      Notes payable, current portion                                    283,367        500,000
                                                                    -----------    -----------
             Total current liabilities not subject to compromise        458,543      1,530,366

Current liabilities subject to compromise:
         Accounts payable                                           $ 1,418,238    $        --
         Accrued expenses                                               200,231             --
                                                                    -----------    -----------
                  Total current liabilities subject to compromise     1,618,469             --
                                                                    -----------    -----------
                  Total current liabilities                           2,077,012      1,530,366
                                                                    -----------    -----------
Notes payable, less current portion                                          --        278,580
                                                                    -----------    -----------

         Total liabilities                                            2,077,012      1,808,946
                                                                    -----------    -----------

Stockholders' deficit:
      Common stock, $ 0.001 par value, authorized 30,000,000
        shares; 3,829,813 and 3,629,813 shares issued and
        Outstanding at December 31, 2004 and 2003, respectively           3,830          3,830
      Additional paid-in capital                                        858,612        858,612
      Accumulated deficit                                            (2,131,020)      (916,501)
                                                                    -----------    -----------
             Total stockholders' deficit                             (1,268,578)       (54,059)
                                                                    -----------    -----------
             Total liabilities and stockholders' deficit            $   808,434    $ 1,754,887
                                                                    ===========    ===========

                 See accompanying notes to financial statements

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF OPERATION
YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------






                                                        2004            2003
                                                    -----------     -----------

Net revenue                                         $ 6,342,588     $ 6,552,206

Cost of sales                                         2,758,395       2,514,758
                                                    -----------     -----------

Gross Profit                                          3,584,193       4,037,448
                                                    -----------     -----------

Operating expense:
     General and administrative expense               2,620,491       2,113,918
     Advertising and promotion                        2,121,575       1,428,838
     Depreciation and amortization                       31,293          21,760
                                                    -----------     -----------
         Total operating expense                      4,773,359       3,564,516
                                                    -----------     -----------

Income (loss) from operations                        (1,189,166)        472,932
                                                    -----------     -----------

Other income (expense):
     Gain on sale of trademark                               --         274,945
     Interest expense                                   (25,353)        (46,518)
     Other income (expense)                                  --          (5,000)
                                                    -----------     -----------
         Total other income (expense)                   (25,353)        223,427

Income (loss) before income taxes                    (1,214,519)        696,359
                                                    -----------     -----------

Benefit (provision) for income taxes                         --              --
                                                    -----------     -----------

Net income (loss)                                   $(1,214,519)    $   696,359
                                                    ===========     ===========

Net income (loss) per share- basic                  $     (0.32)    $      0.19
                                                    ===========     ===========
Net income (loss) per share - basic                 $     (0.32)    $      0.19
                                                    ===========     ===========
Weighted average number of shares - basic             3,829,813       3,714,745
                                                    ===========     ===========
Weighted average number of shares - diluted           3,829,813       3,722,745
                                                    ===========     ===========
                 See accompanying notes to financial statements

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------



                                          COMMON STOCK          ADDITIONAL
                                   -------------------------     PAID-IN     ACCUMULATED
                                      SHARES        AMOUNT       CAPITAL       DEFICIT        TOTAL
                                   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2002           3,629,813   $     3,630   $   834,812   $(1,612,860)   $  (774,418)

Common stock issued for services       200,000           200        23,800            --         24,000

Net income                                  --            --            --       696,359        696,359
                                   -----------   -----------   -----------   -----------    -----------


Balance, December 31, 2003           3,829,813         3,830       858,612      (916,501)       (54,059)
                                   -----------   -----------   -----------   -----------    -----------

Net income                                  --            --            --    (1,214,519)    (1,214,519)
                                   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2004           3,829,813   $     3,830   $   858,612   $(2,131.020)   $(1,268,578
                                   ===========   ===========   ===========   ===========    ===========


                 See accompanying notes to financial statements

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------


                                                                2004           2003
                                                            -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                      $(1,214,519)   $   696,359
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Allowance for doubtful accounts                             --         (1,054)
         Allowance for obsolete and slow moving inventory       105,055        (74,770)
         Depreciation and amortization                           31,293         21,760
         Gain on sale of intangible asset                            --       (274,945)
         Imputed interest expense on note payable                    --         30,979
         Common stock issued for services                            --         24,000
         (Increase) decrease in:
              Accounts receivable                               688,713       (174,651)
              Inventory                                         361,706       (646,325)
              Prepaids and other current assets                 (64,491)        (7,855)
         Increase (decrease) in:
              Accounts payable subject to compromise          1,418,238             --
              Accounts payable not subject to compromise       (570,213)       564,890
              Accrued expenses subject to compromise            200,231             --
              Accrued expenses not subject to compromise       (284,977)       283,389
                                                            -----------    -----------
Net cash provided by operating activities                       671,036        441,777
                                                            -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of trademark                                 --        300,000
     Purchases of property and equipment                        (55,934)       (30,014)
                                                            -----------    -----------
Net cash provided by (used in) investing activities             (55,934)       269,986
                                                            -----------    -----------

Cash flows from financing activities:
     Repayments on notes payable                               (495,212)      (718,421)
     Repayments on capital leases                                    --           (714)
                                                            -----------    -----------
Net cash used in financing activities                          (495,212)      (719,135)
                                                            -----------    -----------

Net increase (decrease) in cash                                 119,890         (7,372)
Cash, beginning of year                                           7,406         14,778
                                                            -----------    -----------
Cash, end of year                                           $   127,296    $     7,406
                                                            ===========    ===========

                                      F-5

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Ashlin Development Corporation (F/K/A Health & Nutrition Systems International, Inc.) ("the Company") markets and distributes weight management, energy and sports nutrition products to numerous national and regional health, food, drug and mass-market accounts as well as independent health and pharmacy accounts. The Company was incorporated in Florida on October 25, 1993. Our product sales consisted of seven primary dietary supplements: Carb Cutter(R), Carb Cutter(R) Phase 2, Thin Tab Mahuang Free(TM), Zoom(R), Eat Less(R), Diet-a-Day(TM) Phase 2 and Fat Cutter(R) Ephedra Free. The Company's markets are concentrated in North America and Puerto Rico.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2004 and 2003.

Use of Estimates
----------------

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being determined on a standard cost basis, net of allowances for slow-moving or obsolete inventory. Inventory allowances at December 31, 2004 and 2003 were $119,633 and $13,606 respectively.

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

The Company's inventory on consignment related to its "pay on scan" sales at December 31, 2004 and 2003 was $103,800 and $282,468, respectively.

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Included in the net sales in the accompanying financial statements are reductions for returns and allowances, sales discounts, new store opening discounts and co-op advertising and promotions.

Advertising Costs
-----------------

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising event takes place. Advertising and promotion expenses for the years ending December 31, 2004 and 2003 were $2,121,575 and $1,428,838, respectively.

Basic Earnings Per Share
------------------------

Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the year.

Diluted Earnings Per Share
--------------------------

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at December 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             2004             2003
                                     ------------------      -----------
        Net income
           As reported               $       (1,214,519)  $      696,359
                                     ==================   ==============
           Pro forma                 $       (1,224,985)  $      685,284
                                     ==================   ==============
        Earnings per share
           As reported               $            (0.32)  $         0.19
                                     ==================   ==============
           Pro forma                 $            (0.32)  $         0.18
                                     ==================   ==============

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
(VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any VIEs. In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired.

In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, Inventory Costs --an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

Shipping and Handling Fees
--------------------------

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

NOTE 3 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During 2004, the Company has a net loss of $1,214,519 and cash flow from operations of $671,037 At December 31, 2004, the Company has a negative working capital of $1,352,194.

The Company has recently completed its Chapter 11 bankruptcy and has sold substantially all of the assets and liabilities. (See Note 19).

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

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The components of the Company's intangible assets subject to amortization are as follows:

Amortization expense for the years ended December 31, 2004 and 2003 was approximately $1,153 and $1,098, respectively.

Estimated amortization of intangible assets is as follows:

                                         DECEMBER 31, 2004               DECEMBER 31, 2003
                                      -------------------------       -------------------------
                                      GROSS                           GROSS
                                     CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                      AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                      ------       ------------       ------       ------------
Amortized intangible assets:
     Trademarks                       $7,229          $7,108          $7,228          $5,954
                                      ======          ======          ======          ======

The following table adjusts earnings for the adoption of SFAS 142 for the years ended December 31, 2004 and 2003:

                                         2004           2003
                                     -----------    -----------
        Net earnings:
             Reported net earnings   $(1,214,519)   $   696,359
             Goodwill amortization            --             --
                                     -----------    -----------
        Adjusted net earnings        $(1,214,519)   $   696,359
                                     ===========    ===========

NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------

As of December 31, 2004, the Company had a negative accounts receivable balance of $167,337. Gross receivables are $965,542. The negative accounts receivable balance is the result of establishing

         o A reserve of $388,100 for the anticipated return of the Company's products based on notice from customers indicating that they intended to discontinue selling it

         o A reserve of $77,000 for the anticipated return of product due to merger of two of our major customers.

After the application of these two reserves, our accounts receivable balance was further reduced by $602,028 of other customer liabilities. The total amount of the reduction was $1,067,127 as of December 31, 2004. The result of the allowances (totaling $65,751) and the reductions for customer liabilities is the negative accounts receivable balance of $167,337.

At December 31, 2003, the Company had net receivables of $520,402, including allowances of $66,723.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------
                                                            2004         2003
                                                          --------   ----------

        Cash paid for interest                            $ 25,353   $   15,538
                                                          ========   ==========
        Cash paid for income taxes                        $     --   $       --
                                                          ========   ==========

        Non-cash investing and financing activities:

        Common stock issued for services                  $     --   $   24,000
                                                          ========   ==========
        Conversion of accounts payable to notes payable   $     --   $1,000,000
                                                          ========   ==========

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying value of cash, accounts receivables, loans receivable, accounts payable and other payables approximates fair value because of their short maturities.

NOTE 8 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at December 31, 2004 and 2003:

                                            2004         2003
                                          ---------    ---------

        Furniture and equipment           $  38,713    $  38,713
        Office equipment                     31,536       31,536
        Warehouse equipment                  24,349       24,349
        Computer equipment                   76,654       65,880
        Software                             56,076       56,076
        Website development                   2,155        2,155
        Leasehold improvements                1,860        1,860
        Trade Booth                          21,801
        Automobile                           23,356           --
                                          ---------    ---------
                                            276,501      220,569
        Less:  accumulated depreciation    (201,026)    (170,886)
                                          ---------    ---------
            Property and equipment, net   $  75,475    $  49,683
                                          =========    =========

Depreciation expense for the years ended December 31, 2004 and 2003 was $30,140 and $19,635, respectively.

NOTE 9 - NOTES PAYABLE
-----------------------

In July 2003, the Company issued an amended promissory note to Garden State Nutritionals ("GSN") that increased the principal from the then outstanding balance to $1,300,000. The note provided for $300,000 to be paid before December 31, 2003, with the balance due in quarterly installments of $131,410 commencing November 1, 2003 at 4.5% per annum. The note is secured by all intangible and tangible assets of the Company. The $300,000 portion of the note was paid in August 2003. At December 31, 2004, the balance owed to GSN is $263,985.

This amount is reflected on our balance sheet as not being subject to compromise as a result of our Chapter 11 bankruptcy filing. This is because, as it relates to the Note, GSN was fully secured by the assets of the Company.

On April 11, 2002, the Company entered into the agreement with GSN to repay $700,000 owed to GSN as of the date of the agreement. The repayment schedule required eight equal quarterly payments, without interest, starting June 1, 2002. The note was secured by a blanket second priority lien on the Company's assets.

Also, on April 11, 2002 (as amended July 21, 2003), the Company entered into an exclusive manufacturing agreement with GSN pursuant to which GSN has provided a $450,000 line of credit with 60-day terms to the Company. GSN informally allowed the Company to purchase up to $1,000,000 on the line of credit. At December 31, 2004 and 2003, the balance owed to GSN under this line of credit was $1,133,443 and $502,424, respectively.

NOTE 10 - LEASE COMMITMENTS
---------------------------

At present, the Company leases office space for its corporate headquarters at 4400 North Federal Highway, Suite 210, Boca Raton Florida. The Company pays $11,436 in rent annually and the lease runs through March 31, 2006.

Through January 25, 2005, the Company leased office and warehouse space in Riviera Beach, Florida. Rent expense for the years ended December 31, 2004 and 2003 was $52,778 and $53,035, respectively. The Company also leased certain

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

equipment. Lease expense for the years ended December 31, 2004 and 2003 was $32,653 and $32,394, respectively. Leases for the real estate as well as the office equipment were assumed by TeeZee, Inc. on January 25, 2005.

In April 2002, the Company began sub-leasing part of its warehouse space for $1,800 per month and on December 1, 2004 the sub-lease was $3,671 per month.

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of property and equipment. Other leases are classified as operating leases and are not capitalized.

Property under capital leases at December 31, 2004 and 2003 consisted of the following:

                                            2004        2003
                                          --------    --------

        Machinery and equipment           $ 59,902    $ 59,902
        Less:  accumulated amortization    (59,902)    (54,578)
                                          --------    --------
                 Total                    $     --    $  5,324
                                          ========    ========



Future minimum rentals for property under operating leases at December 31 are as follows:

            Year Ending December 31            Operating Leases
         --------------------------------     -------------------


                      2005                           $  10,651
                                                     ---------
         Total minimum lease obligation              $  10,651
                                                     =========


Capital leases obligations were repaid during 2003.

NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

On July 30, 2003, 200,000 shares of Health & Nutrition Systems were issued to two board members of the Company, for services performed. The fair value of the common stock at the time of issue was $0.12 per share, and the Company recorded compensation expense of $24,000.

During the year ended December 31, 2004, the Company did not issued any common stock.

On November 19, 2004, the Company agreed to issue 300,000 shares of common stock to James A. Brown, our Chairman, to be awarded when the Company emerged from bankruptcy. The fair value of the common stock at the time of issue was $0.04 per share, and the Company recorded compensation expense of $12,000 in January 2005. Subsequently, in March 2005, the Board voted to award Mr. Brown 320,000 shares. The fair value of the common stock at the time of issue was $0.08 per share, and the Company recorded compensation expense of $25,600 in March 2005.

Also in March 2005, the Board of Directors entered into a contract with Global Business Resources, Inc., a Ft. Lauderdale based consulting firm who were granted 100,000 shares of common stock as partial compensation for their services.

NOTE 12 - LEGAL MATTERS
-----------------------

All of the litigation pending against the Company at the time of the reorganization was discharged on the effective date of our plan of reorganization, and we are not aware of any present claims against the company.

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - CONCENTRATIONS
-----------------------

Credit Risk
-----------

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade receivables. The Company's officers have attempted to minimize this risk by monitoring the companies for which it provided credit.

The Company maintains bank accounts at various financial institutions. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. At December 31, 2004 and 2003, $74,887 and $0, respectively, exceeded the insured limit.

Product Liability
-----------------

As of December 31, 2004, the Company maintained $5 million of coverage for product liability claims. The Company uses vendors who are also insured. There was a risk that certain vendors may not have had sufficient product liability insurance or may have lost their insurance. Further, the Company may not be able to obtain insurance at a reasonable cost in the future. Had any of these events arose, there would have been a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Significant Customers
---------------------

Prior to the sale of our nutraceutical business on January 25, 2005, we had approximately 17 drug, health food, and mass retailer customers which collectively comprised 92% of our revenues in 2004. We depended on several significant customers for a large percentage of our sales. Our largest customers were GNC, Wal-Mart, Walgreens, Rite Aid, and CVS Drugs. The Company did not have written agreements with any of these customers or any of our other customers. The loss of one or more of these customers would have had a material adverse effect on the Company.

The Company's net revenue attributable to customers accounting for more than 10% of the Company's net revenue for the years ended December 31, 2004 and 2003, are as follows:

                                     2004                2003
                               -----------------    ---------------

                   A               $3,052,000          2,084,000

                   B                1,959,000          1,829,000

Significant Supplier
--------------------

As of January 25, 2005, when we sold substantially all of our assets, our reliance on one significant supplier was eliminated.

During the years ended December 31, 2004 and 2003, the Company received 100% of its products from one manufacturer of herbal and dietary supplements, located in Caldwell, New Jersey. The Company was dependent on the ability of its supplier to provide products on a timely basis and on favorable pricing terms. The loss of the supplier or a significant reduction in product availability from the supplier would have had a material adverse effect on the Company.

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES
----------------------

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. At December 31, 2004 and 2003, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                                                     2004         2003
                                                                                   ---------    ---------
                   Income tax (benefit) consists of:
                        Current                                                    $      --    $      --
                        Deferred                                                   $      --    $      --
                                                                                   ---------    ---------

                   Provision (benefit) for income taxes                            $      --    $      --
                                                                                   =========    =========

                                                                                     2004         2003
                                                                                   ---------    ---------


            Taxes computed at combined federal and state tax rate                  $(412,937)   $ 236,762
            Non-deductible expenses                                                   12,203        3,555
            State income taxes, net of federal income tax benefit                    (42,784)      25,657
            Increase (Decrease) in deferred tax asset valuation allowance            443,518     (265,974)
                                                                                   ---------    ---------
            Provision (benefit) for income taxes                                   $      --    $      --
                                                                                   =========    =========



        The components of the deferred tax asset were as follows at December 31:

                                                                                     2004         2003
                                                                                   ---------    ---------

                       Deferred tax assets:
                            Net operating loss carryforward                        $ 566,933    $ 133,530
                            Allowance for receivables                                 24,743       25,109
                            Allowance for inventory                                   45,019        5,120
                            Accrued compensation                                      39,108       68,526
                                                                                   ---------    ---------
                       Total deferred tax assets                                     675,803      232,285
                                                                                   ---------    ---------

                            Deferred tax liabilities                                      --           --
                                                                                   ---------    ---------
                       Net deferred tax asst                                         675,803      232,285
                                                                                   ---------    ---------

                       Valuation allowance:
                            Beginning of year                                       (232,285)    (498,259)
                            (Increase) Decrease during year                         (443,518)     265,974
                                                                                   ---------    ---------
                            Ending balance                                          (675,803)    (232,285)
                                                                                   ---------    ---------
                       Net deferred taxes                                          $      --    $      --
                                                                                   =========    =========


As of December 31, 2004, the Company had an unused net operating loss carryforward of approximately $1,510,361 available for use on its future corporate income tax returns. This net operating loss carryforward begins to expire in December 2022. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15 - STOCK OPTIONS
-----------------------

In May 1998 the Company adopted a stock option plan. The purpose of the stock option plan was to increase the employees and non-employee director's proprietary interest in our Company and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employees directors.

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

The term of each option and the manner in which it may be exercised is determined by the board of directors, provided that no option may be exercisable more that 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more that 10% of the our common stock, no more than five years after the date of the grant. The board of directors shall determine the exercise price of non-qualified options. We reserved an aggregate of 1,250,000 shares of common stock for issuance of options under the stock option plan. As of December 31, 2004, the Company had granted 606,500 options under the plan. However, on January 28, 2005, the effective date of our plan of reorganization, all of our outstanding options terminated other than options held by Messrs. Alflen and Pomerantz which are exercisable for a total of 55,000 shares of our comon stock.

Therefore, options to purchase 1,195,000 shares of common stock remain available to be issued. The board of directors or a committee of the board of directors will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan options to be granted, the number of shares subject to each plan options and the plan option price.

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers, directors and key employees of and consultants to us will be eligible to receive non-qualified options under the plan. Only our officers, directors and employees who are employed by us or by any subsidiary thereof are eligible to receive incentive options.

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $-0- and $-0- in compensation expense at December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, 50,000 options were granted to the chief executive officer of the Company.

A summary of options during the years ended December 31, 2004 and 2003 is shown below:

                                             DECEMBER 31, 2004          DECEMBER 31, 2003
                                         -------------------------- ---------------------------
                                         NUMBER OF WEIGHTED-AVERAGE NUMBER OF  WEIGHTED-AVERAGE
                                          SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                         -------    --------------    -------   --------------

Outstanding at beginning of year         556,500        $0.43        506,500        $0.43
Granted                                   50,000         0.30         50,000         0.04
Exercised                                     --           --             --           --
Forfeited                                     --           --             --           --
                                         -------        -----        -------        -----
Outstanding at December 31               606,500        $0.42        556,500        $0.43
                                         =======        =====        =======        =====
Exercisable at December 31               499,900                     449,900
                                         =======                     =======
Available for issuance at December 31    643,500                     693,500
                                         =======                     =======

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                   Risk-free interest rate                 4.5%-6.5%
                   Expected life (years)                    Various
                   Expected volatility                       1.23
                   Expected dividends                        None

NOTE 16 - EMPLOYMENT AGREEMENT(S)
---------------------------------

In April 2004, the Company entered into an employment agreement with Christopher Tisi, the Company's Chief Executive Officer and President. The agreement provided for a base salary of $164,000, as well as bonuses that were contingent upon increases in revenue and net profits over prior years. The agreement provides that bonuses would be determined quarterly with 33% of such bonuses to be paid quarterly. The agreement also provided for an annual grant of 50,000 stock options under its 1998 Stock Option Plan. The options have a four-year term and will be vested 100% on the date of grant. The agreement also provides for the payment of an amount equal to the lesser of (i) $275,000 or (ii) the maximum "golden parachute" payment permitted to be deducted by us under the federal tax law in the event Mr. Tisi is terminated after a change of control.

On April 9, 2004, Mr. Tisi entered into a new two-year employment contract, which was effective as of January 1, 2004. The contract

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

         o Provided for the payment of the unpaid portion of his 2003 bonus ($162,271) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004. At December 31, 2004 the unpaid portion of bonuses was $118,748.

         o Provided for an annual grant of options to purchase 50,000 shares of the Company's common stock under the 1998 Stock Option Plan;

         o Provided for the payment of $275,000 in severance upon a change in control of the Company if the Company terminates the agreement other than for cause, unless the Company enters into an agreement regarding his continued employment;

         o Provided that he will not compete with the Company for a one year period after the termination of the contract (other than termination without cause) in the wholesale distribution of sale in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by the Company.

On September 28, 2004, Mr. Tisi stepped down as CEO and resigned all executive capacities, and his salary was lowered by 10%, where it remained until the Company was sold on January 25, 2005. This bonus plan also continued until the sale.

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

         On October 15, 2004, the Company filed in the southern district of Florida a plan of reorganization under Chapter 11 of the United States bankruptcy code. This culminated a rather lengthy effort by management and the Board of Directors to find alternatives to enhance shareholder value in the face of deteriorating operating performance. The Court confirmed the Company's plan of reorganization on January 10, 2005 and the plan was declared effective on January 28, 2005.

         As part of the plan:

         (1) TeeZee, Inc., a company formed by our former Chief Executive Officer, Christopher Tisi, as a result of no superior bids being submitted, purchased substantially all of the assets of the Company, including the rights to the name "Health & Nutrition Systems International, Inc." in exchange for $350,000 in cash and assumption of approximately $1,841,000 in liabilities.

         (2) The Company entered into an employment agreement with Mr. Brown, the highlights of which are as follows:

         o Monetary compensation of $9,200 per month until the 30th calendar day following the Company's discharge from bankruptcy, and thereafter at a rate of $7,000 per month; and

         o The issuance by the Company to Mr. Brown of 300,000 shares of its Common Stock, which are subject to repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of the agreement, or his employment with the Company is terminated by the Company for cause. The Company recorded compensation expense of $12,000 or $0.04 per share of common stock.

         (3) The secured claim of Garden State Nutritionals (GSN), a division of Vitaquest International, Inc. was assumed by the Purchaser, and GSN retained its pre-existing lien on substantially all of the transferred assets;

         (4) The secured claim of SunTrust Bank on the Company's 2004 Honda Element was assumed by the purchaser on the effective date and SunTrust will retain its pre-existing lien on the vehicle;

         (5) Most unsecured claims, including those of trade and employee creditors, together with any unsecured deficiency claims of GSN and SunTrust were assumed by the Purchaser. The assumed unsecured claims of the Company were paid, pro rata, from a fund which did not exceed $50,000;

ASHLIN DEVELOPMENT CORPORATION F/K/A
HEALTH & NUTRITION SYSTEMS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         (6) The plan also provided for the entry of a permanent injunction barring the Company and the purchaser from violating Window Rock Enterprises, Inc.'s trademarks for "Cortislim" and for the agreement of the Company and the purchaser not to challenge Window Rock's trademark for this product; and

         (7) All holders of the Company's common stock retained their shares.

         From and after the effective date, the Company has continued to exist as a separate corporate entity, with all the powers of a corporation under the laws of Florida, and has been engaged in the business of seeking suitable commercial activities or a strategic alliance with an operating entity. The present directors of the Company have continued as directors of the Company, and Mr. Brown has continued to serve as CEO and Chairman of the Board of Directors and is the sole officer of the Company.

         During the year ended December 31, 2004, the Company did not issue any common stock.

         On March 1, 2005 the Company entered into a consulting agreement with Global Business Resources Inc. ("GBRI"), pursuant to which GBRI was engaged as a non-exclusive consultant to the Company to assist the Company with the development of its strategic plan and the identification, negotiation and consummation of strategic relationships. The agreement continues on a month-to-month basis and may be terminated by either party upon 30 days written notice. The agreement provides that, commencing on the March 1, 2005, the Company will pay to GBRI a monthly fee of $2,000 for ongoing advisory consulting services. On March 1, 2005 the Company issued 100,000 shares of its common stock to CBRI as additional consideration for GBRI's services. The Company has the right to repurchase 80,000 of the shares if the agreement is terminated during prior to April 1, 2005; the repurchase right decreases by 20,000 shares during each of the four calendar months thereafter. The Company's right to repurchase shall terminate in the event of a change of control of the Company.

         On March 3, 2005 (the "Effective Date"), we entered into a letter agreement with Mr. James A. Brown, the Company's Chief Executive Officer and the Chairman of the Board of its Board of Directors, pursuant to which the Company issued to Mr. Brown an additional 320,000 shares of common stock of the Company in consideration of Mr. Brown's continued services to the Company and in recognition of the Company's successful emergence from reorganization. In accordance with the terms of the Letter Agreement, the Company has the right to repurchase the shares at the closing price of the common stock on the Effective Date if Mr. Brown leaves the Company or if he is terminated for cause, in each case prior to the expiration of the initial term of his employment agreement. The Company's right to repurchase terminates in the event of a change of control of the Company. The fair value of the common stock at the time of issue was $0.08 per share, and the Company recorded compensation expense of $25,600 in March 2005.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our principal executive officer, currently the only officer and employee of our company, has participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Based on his evaluation of those controls and procedures as of a date within 90 days of the date of this filing, our CEO has determined that the controls and procedures are adequate and effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our principal executive officer is responsible for establishing and maintaining adequate internal controls over our financial reporting. The framework used by our principal executive officer to evaluate the effectiveness of our internal control over financial reporting includes, without limitation, internal controls designed to provide reasonable assurance :

         o that financial information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms;

         o that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer, and to our independent auditors, to allow timely decisions regarding required disclosure; and

         o regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         There was no change in our internal control over the financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by our chief executive officer.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         We have adopted a written code of ethics that applies to our senior financial officers and persons performing similar functions. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such Code to any person requesting a copy.

         The other information required by this item is incorporated by reference to our proxy statement to be filed within 120 days of December 31, 2004 in connection with solicitation of proxies for our 2005 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2004 in connection with solicitation of proxies for our 2005 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The other information required by this item is incorporated by reference to our proxy statement to be filed within 120 days of December 31, 2004 in connection with solicitation of proxies for our 2005 annual meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2004 in connection with solicitation of proxies for our 2005 annual meeting of shareholders.

ITEM 13. EXHIBITS

                  The following documents are filed as part of this report:
                  FINANCIAL STATEMENTS:

                                                                                               PAGE
Independent Auditors' Report                                                                   F-1
Balance Sheets as of December 31, 2004 and 2003                                                F-2
Statements of Operations for the years ended December 31, 2004 and 2003                        F-3
 Statements of Changes in Stockholders' Deficit for the years ended                            F-4
   December 31, 2004 and 2003
 Statements of Cash Flows for the years ended December 31, 2004 and 2003                       F-5
 Notes to Financial Statements                                                                 F-6 - F19

The exhibits to this Form 10-KSB appear following the Signature Page included in this report.


2.1 Debtor's Amended Plan of Reorganization (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K, filed January 14, 2005; Commission File Number 000-29245).

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

10.28 Employment Agreement between the Company and Christopher Tisi dated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 8-K, filed on April 12, 2004; Commission File Number 000-29245).

10.29 Second Amendment to Employment Agreement dated effective as of September 24, 2004 between the Company and Christopher Tisi (incorporated by reference to Exhibit 99.2 of Registrant's Report on Form 8-K, filed on September 24, 2004; Commission File Number 000-29245).

10.30 Asset Purchase Agreement between the Company and TeeZee, Inc. dated October 15, 2004 (incorporated by reference to Exhibit 2 to Exhibit
             2.1 of Registrant's Report on Form 8-K, filed on January 14, 2005; Commission File Number 000-29245).

10.31 Employment Agreement between the Company and James A. Brown dated as of November 19, 2004 (incorporated by reference to Exhibit 3 to Exhibit 2.1 of Registrant's Report on Form 8-K, filed on January 14, 2005; Commission File Number 000-29245).

10.32 Letter Agreement between the Company and James A. Brown dated March 3, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K, filed March 7, 2005; Commission File Number 000-29245).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of Registrant's Report on Form 10-KSB, filed on April 14, 2004; Commission File Number 000-29245).

16.1 Letter from Butner & Kahle, CPA dated September 6, 2000 (incorporated by reference to Exhibit 16.4 of Registrant's Current Report on Form 8-K filed on September 7, 2000; Commission File Number 000-29245).

24           Power of attorney (included on signature page).*

31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Included with this filing

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days of December 31, 2004 in connection with solicitation of proxies for our 2005 annual meeting of shareholders.

                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005              Health & Nutrition Systems International, Inc.



                                  By: /s/James A. Brown
                                      --------------------------------------
                                      James A. Brown
                                      Chief Executive Officer and Secretary
                                      (Principal Executive Officer)

         Each person whose signature appears below hereby constitutes and appoints James Brown his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and his agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                                 DATE


/s/James A. Brown          Chairman of the Board, Chief Executive Officer       March 31, 2005
----------------------
James A. Brown             and Secretary

/s/Steven A. Pomerantz     Director                                             March 31, 2005
----------------------
Steven A. Pomerantz

/s/Ted Alflen              Director                                             March 31, 2005
----------------------
Ted Alflen

Index to Exhibits

Exhibit
Number                Description of Exhibits
------   -----------------------------------------------------------------------

24       Power of attorney (included on signature page).

31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.