Form 10KSB/A
period 2004-12-31
Ashlin Development Corp
filed 2005-04-29
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)
     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

                                       OR

     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________- to ______________

                         Commission file number 0-29245

                         Ashlin Development Corporation
                 (Name of small business issuer in its charter)

              FLORIDA                                 65-0452156
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

    4400 FEDERAL HIGHWAY, SUITE 210
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

This Form 10-KSB/A-1 is being filed to amend Part III, Items 9 through 12, and
Item 14 of its Annual Report on Form 10-K for the year fiscal ending December 31, 2004.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates on December 31, 2004 was $207,493.72 (computed at the closing price of the common stock of the issuer outstanding which was $.07 on December 30, 2004).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of April 26, 2005, 4,552,813 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE

The purpose of this amendment is the amend Part III of the Annual Report on Form 10-KSB for Ashlin Development Corporation (the "Company" or "Ashlin") as filed with the Securities and Exchange Commission (the "Commission") on March 31, 2005 for the fiscal year ended December 31, 2004. Certain information required by
Part III was to be incorporated by reference to the Company's definitive proxy statement for the 2005 annual meeting of stockholders (the "Proxy Statement"). The Company's definitive Proxy Statement will not be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2004. Part III, Items 9 through 14 are hereby amended by this amendment to the Company's Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

PART III:                                                                   PAGE
                                                                            ----
ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........      1

ITEM 10.    EXECUTIVE COMPENSATION.......................................      2

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................      5

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............      7

ITEM 13.    EXHIBITS.....................................................      8

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................      8

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

As of April 26, 2005, our directors and executive officers are:

NAME                     AGE     POSITION/OFFICE
-----------------------  ----    ---------------
James A. Brown (1)(4)     52     Chairman of the Board, Chief Executive Officer and Secretary
Steven Pomerantz (3)(4)   48     Director
Ted Alflen (1)(2)(4)      58     Director

----------

(1)  Member of the audit committee.
(2)  Member of the compensation committee.
(3)  Member of the stock option committee.
(4)  Member of the special committee.

The following is a brief description of the background of our directors and executive officer:

JAMES A. BROWN has been the Chief Executive Officer and Secretary since September 2004, Chairman of the Board since May 2003, and Chairman of the Audit Committee since August 2003. Mr. Brown was the Chief Operating Officer of Private Investor Reserves Corp., a financial services firm, from May 2000 through 2004. From December 1998 to April 2000, Mr. Brown was the co-founder and Chief Executive Officer of A.S. Partners.com, Inc., an internet application service provider.

STEVEN POMERANTZ has been a director since 1994. He has been the President of TDR Safety Products, a touch free, self-serve car wash, since 2002. From November 2000 to December 2001, Mr. Pomerantz was the Chairman of our Board and Treasurer, and he was our Chief Executive Officer from March 1998 until December 2001. He was our President from March 1998 until November 2000. From 1995 to March 1998, Mr. Pomerantz was our Vice President of Finance and Chief Operating Officer.

TED ALFLEN has been a director since October 2000. In March 1991, Mr. Alflen founded TCCD International Inc. and served as President from 1991 to present. TCCD manufactures and markets crystal deodorants. TCCD recently acquired Real Natural Products and the Moistic brand of all natural lip balms. Mr. Alflen has been in sales and marketing for over 29 years.

Each director holds his office until the next annual meeting of the shareholders unless he resigns or is removed.

AUDIT COMMITTEE

We maintain an audit committee, the members of which are Messrs. Brown and Alflen. Mr. Brown is the Chairman of the audit committee and is the audit committee financial expert serving on our audit committee. However, Mr. Brown is not independent, as independence for audit committee members is defined under the Exchange Act of 1934.

CODE OF ETHICS

We have adopted a written code of ethics that applies to our principal executive officer, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such code of ethics to any person requesting a copy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2004, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

ITEM 10.    EXECUTIVE COMPENSATION

The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 2004, 2003 and 2002 received by each our chief executive officers and our other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year 2004 (each a "Named Officer" and collectively the "Named Officers"). No other executive officers were paid salary and bonus compensation by us which exceeded $100,000, during 2004.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                       COMPENSATION
                                            ANNUAL COMPENSATION           AWARDS
                                            -------------------        -------------
                                                        OTHER ANNUAL    SECURITIES       ALL OTHER
       NAME AND                     SALARY     BONUS    COMPENSATION    UNDERLYING     COMPENSATION
     PRINCIPAL POSITION      YEAR   ($)(1))     ($)        ($)(2)      OPTIONS(#)(3)     ($) (4)
--------------------------   ----   -------   -------   ------------   -------------   ------------
James A. Brown (5)           2004    27,817         -         -                -          59,000
   Chairman of the Board,    2003         -         -         -                -          10,000
   Chief Executive Officer
     and Secretary           2002         -         -         -                -               -
Christopher Tisi (5)         2004   157,793    76,813         -           50,000               -
   Former President, Chief   2003   147,000   251,857         -           50,000               -
   Executive Officer and
     Secretary               2002   164,983     7,249         -           50,000               -

---------------------

(1) Payment of $32,578 of Christopher Tisi's 2001 salary was deferred in 2001 and was paid during 2002 in twelve equal monthly installments.

(2) The Named Officers did not receive any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Officer.

(3) In each of 2002, 2003 and 2004, Mr. Tisi was granted options under our 1998 Stock Option Plan for the purchase of 50,000 shares of common stock. Such options were granted at the then current market value of the shares. All of these options terminated on January 28, 2005, the effective date of our Plan or Reorganization.

(4) Prior to becoming our Chief Executive Officer, Mr. Brown received approximately $59,000 of consulting fees in 2004 in consideration of his services to the Company. Mr. Brown's $10,000 of other compensation in 2003 represents the value of the 100,000 shares of our common stock when received by Mr. Brown on August 13, 2003.

(5) Mr. Tisi assumed the position of Chief Executive Officer, Secretary and Interim Chairman of the Board on December 14, 2001. Mr. Tisi has served as President since October 1, 2000. Mr. Tisi resigned as an officer of the Company on September 26, 2004, and on such date Mr. Brown assumed the position of Chief Executive Officer and Secretary.

STOCK OPTION GRANTS

The following table contains information concerning the grant of stock options under our 1998 Stock Option Plan to the Named Officers during 2004.

                              OPTION GRANTS IN 2004
                                Individual Grants

                             Number of Securities     % of Total      Exercise
                              Underlying Options    Options Granted   or Base
                                    Granted         to Employees in    Price     Expiration
            Name                    (#) (1)               2004         ($/Sh)     Date (2)
--------------------------   --------------------   ---------------   --------   ----------
James A. Brown (3)                       -                  -             -              -
   Chairman of the
   Board,Chief Executive
   Officer and Secretary
Christopher Tisi (3)                50,000                100%          $.30      02/11/06
   Former President,
   Chief Executive
   Officer and Secretary

----------

(1) All options granted in 2004 are non-qualified stock options and are not intended to qualify as an incentive stock option ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended. The options are exercisable as of the date of grant. The options were granted at fair market value on the date of the grant.

(2) The term of the option is four (4) years from the date of grant unless terminated earlier due to termination of employment, disability or death.

(3) Mr. Tisi resigned as an officer of the Company on September 26, 2004 and all of his options terminated on January 28, 2005, the effective date of our Plan of Reorganization.

We do not currently have (and have not previously had) any plan pursuant to which any stock appreciation rights ("SARs") may be granted.

STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth information relating to options exercised during 2004 by each of the Named Officers and the number and value of options held on December 31, 2004 by each of them.

       AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2004
                        AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Securities            Value of Unexercised
                              Shares        Value        Underlying Unexercised          In-the-money Options at
                           Acquired on     Realized    Options at Dec. 31, 2004 (#)         Dec. 31, 2004 ($)(1)
          Name              Exercise (#)      ($)      Exercisable     Unexercisable   Exercisable   Unexercisable
------------------------   -------------   --------   -------------   --------------   -----------   -------------
James A. Brown                   -             -               -            -               -              -
   Chairman of the
   Board, Chief
   Executive Officer and
   Secretary
Christopher Tisi (2)             -             -         252,000            -               -              -
   Former President,
   Chief Executive
   Officer and Secretary

----------

(1) Total value of unexercised options is based upon the difference between the last sales price of our common stock on the Nasdaq National Market System on December 31, 2004, which was $.04 per share, and the exercise price of the options, multiplied by the number of option shares.

(2) Options granted under our 1998 Stock Option Plan. All of his options terminated on January 28, 2005, the effective date of our Plan of Reorganization.

No options to purchase common stock were exercised by our executive officers during the year ended December 31, 2004.

COMPENSATION OF DIRECTORS

During 2004, we paid to each of our non-employee directors meeting fees of $500 for attendance at each board meeting. Pursuant to the terms of the Stock Option Plan, a grant of a stock option for the purchase of common shares may be made to each non-employee director. Those options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and become 25% vested on each anniversary date of grant or, if earlier, upon a change of control as defined in the plan and expire ten years from the date of grant or earlier in the event service as a director ceases. We did not grant stock options to our non-employee directors in the last fiscal year.

EMPLOYMENT AGREEMENTS

Effective January 28, 2005, the effective date of our plan of reorganization, we entered into an employment agreement with James Brown, which provides for:

     o Salary of $9,200 per month until the 30th calendar day following the Company's discharge from bankruptcy, and thereafter at a rate of $7,000 per month; and

     o The issuance by the Company to James Brown of 300,000 shares of its Common Stock, having an agreed value on the date of issuance of $0.04 per share and $12,000 in the aggregate, which are shares subject to repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of the agreement, or his employment with the Company is terminated by the Company for cause.

On March 3, 2005, we entered into a letter agreement with James Brown, which provides for:

     o The issuance of 320,000 shares of common stock of the Company on March 3, 2005 having an aggregate value of $32,000 or $0.10 per share, the per share fair market value of our common stock on March 3,

          2005, which shares are subject to, repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of his employment agreement, or his employment with the Company is terminated by the Company for cause.

On April 8, 2004, we entered into a new two-year employment agreement with Mr. Tisi, our Chief Executive Officer and President, effective as of January 1, 2004. The agreement:

     o    increased his base salary from $147,000 to $164,000;

     o provides for a quarterly bonus of the sum of 5% of the increase in net revenues compared to the same quarter in the prior year and 10% of the net income. One third of the bonus was payable at the conclusion of the applicable quarter; one third was payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year to date results, and one third was payable at year end based on a comparison to the prior years results;

     o provided for the payment of the unpaid portion of his 2003 bonus ($173,681) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004;

     o provided for an annual grant of options to purchase 50,000 shares of our common stock under the 1998 Stock Option Plan;

     o provided for the payment of $275,000 in severance upon a change in control of the Company if we terminate the agreement other than for cause, unless we enter into an agreement regarding his continued employment; and

     o provided he will not compete with us for a one year period after the termination of the contract (other than termination without cause) in the wholesale distribution or sale in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by us.

On September 24, 2004, we entered into a Second Amendment to Employment Agreement with Christopher Tisi, which provided a base salary of 10% less than his then current base salary during the period which began on September 26, 2004 and ended on January 25, 2005.

Mr. Tisi's employment agreement, as amended terminated effective January 25, 2005.

ITEM 11.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
            AND MANAGEMENT  AND RELATED  STOCKHOLDER MATTERS

The table below sets forth information regarding the beneficial ownership of our common stock as of April 26, 2005, by the following individuals or groups:

     o each person whom we know beneficially owns more than 5% of the common stock;

     o    each of our directors and nominees for director;

     o    our Named Officers, and

     o all of our directors, director nominees and executive officers as a group.

                                                          SHARES OF COMMON STOCK BENEFICIALLY OWNED
                                                    -----------------------------------------------------
                                                    NUMBER OF SHARES AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)             SHARES BENEFICIALLY OWNED (2)   PERCENT OF CLASS (3)
-------------------------------------------------   ------------------------------   --------------------
James A. Brown                                               720,000                        15.8%

Christopher Tisi                                             416,788                         9.2%

Steven Pomerantz                                             401,829(4)                      8.7%

Ted Alflen                                                   105,000(4)                         *

Tony D'Amato                                                 255,000                         7.0%
1526 Michigan Avenue, #1
Miami Beach, FL

All  executive  officers and directors as a group          1,643,617(3)(4)                  35.7%
(3 persons)

--------------------

Less than 1%.

(1) The address of each executive officer and director is c/o the Company, 4400 Federal Highway, Suite 210 Boca Raton, Florida 33431.

(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

(3) Based upon 4,552,813 outstanding shares as of April 26, 2005, and, with respect to each holder of options exercisable, or notes convertible, within 60 days of April 26, 2005, the shares issuable under such instruments.

(4) Share ownership of the following persons includes shares subject to immediately exercisable options or options exercisable within 60 days of April 26, 2005, as follows: for Mr. Pomerantz - 50,000 shares, and for Mr. Alflen - 5,000 shares. Other than the options described in the previous sentence, all of our options terminated on January 28, 2005, the effective date of our Plan of Reorganization.

EQUITY COMPENSATION PLAN INFORMATION


                             NUMBER OF SECURITIES    WEIGHTED-AVERAGE     NUMBER OF SECURITIES REMAINING
                              TO BE ISSUED UPON      EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE
                            EXERCISEOF OUTSTANDING     OUTSTANDING        UNDER EQUITY COMPENSATION PLANS
                            OPTIONS, WARRANTS AND    OPTIONS, WARRANTS   (EXCLUDING SECURITIES REFLECTED IN
     PLAN CATEGORY                RIGHTS (a)            AND RIGHTS                COLUMN (a))
-------------------------   ----------------------   -----------------   ----------------------------------
Equity compensation plans
approved by security
holders                             606,500                $.43                        643,500

Equity compensation plans
not approved by security
holders (1)
                                    -------                ----                        -------
           TOTAL                    606,500                $.43                        643,500

(1) We do not maintain equity compensation plans that have not been approved by our stockholders.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

As of February 2004, the Board expanded the role of our Chairman, James Brown. Mr. Brown, who has to-date focused primarily on opportunities that might strategically enhance shareholder value, will have more day-to-day interaction in areas such as financial management and strategic direction. For these services, Mr. Brown's compensation was increased in February 2004 from $3,000 per month to $8,000 per month through July 31, 2004. In connection with his assumption of the role of Chief Executive Officer, on September 26, 2004, Mr. Brown's compensation was raised to $9,200 per month.

On January 28, 2005 (the "Effective Date"), the U.S. Bankruptcy Court, Southern District of Florida, in Fort Lauderdale, Florida (the "Bankruptcy Court") declared the Amended Plan of Reorganization (the "Plan") of Ashlin Development Corporation, a Florida corporation (f/k/a Health & Nutrition Systems International, Inc.) (the "Company") effective. As a result, Mr. James A. Brown, the Company's Chief Executive Officer and the Chairman of the Board of its Board of Directors will be issued 300,000 shares of common stock of the Company (the "Shares") in accordance with the terms of the Employment Agreement dated November 19, 2004, between the Company and Mr. Brown, which was subject to the effectiveness of the Plan (the "Employment Agreement"). The parties have agreed that the fair market value of the Shares as of the date of issuance is the closing price of the common stock on November 18, 2004 multiplied by the number of Shares (the "Issuance Value"). The Employment Agreement also provides that Mr. Brown will continue to serve as Chief Executive Officer of the Company until November 19, 2005 and will receive annual compensation of $86,200. The Company will have the right to repurchase the Shares at the Issuance Value if Mr. Brown leaves the Company prior to the expiration of the Employment Agreement, or in the event he is terminated for cause.

The Company entered into an employment agreement with Mr. Brown, which provides for:

     o Salary of $9,200 per month until the 30th calendar day following the Company's discharge from bankruptcy, and thereafter at a rate of $7,000 per month; and

     o The issuance by the Company to Mr. Brown of 300,000 shares of its Common Stock having an agreed value on the date of issuance of $0.04 per share and $12,000 in the aggregate, which are shares subject to repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of the agreement, or his employment with the Company is terminated by the Company for cause.

On March 3, 2005, we entered into a letter agreement with James Brown, which provides for:

     o The issuance of 320,000 shares of common stock of the Company on March 3, 2005 having an aggregate value of $32,000 or $0.10 per share, the per share fair market value of our common stock on March 3, 2005, which are shares subject to repurchase by the Company in the event Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of his employment agreement, or his employment with the Company is terminated by the Company for cause.

On April 8, 2004, Mr. Tisi entered into a new two-year employment contract effective as of January 1, 2004. The contract

     o    increased his base salary from $147,000 to $164,000;

     o provided for a quarterly bonus of the sum of 5% of the increase in net revenues compared to the same quarter in the prior year and 10% of the net income. One third of the bonus was payable at the conclusion of the applicable quarter; one third was payable on the conclusion of the following quarter based on cumulative results for the year through the end of such quarter compared to the prior year's year to date results, and one third was payable at year-end based on a comparison to the prior years results;

     o provided for the payment of the unpaid portion of his 2003 bonus ($173,681) and the incremental increase in his annual salary in 12 equal monthly installments beginning April 1, 2004;

     o provided for an annual grant of options to purchase 50,000 shares of our common stock under the 1998 Stock Option Plan;

     o provided for the payment of $275,000 in severance upon a change in control of the Company if we terminated the agreement other than for cause, unless we entered into an agreement regarding his continued employment; and

     o provided that he will not compete with us for a one year period after the termination of the contract (other than termination without cause) in the wholesale distribution or sale in the United States to retailers or intermediaries of products which directly or otherwise significantly compete with products sold or distributed by us.

On September 24, 2004, we entered into a Second Amendment to Employment Agreement with Christopher Tisi, which provided a base salary of 10% less than his then current base salary during the period which began on September 26, 2004 and ended on January 25, 2005.

Mr. Tisi's employment agreement, as amended, terminated effective January 25,
2005

ITEM 13.     EXHIBITS

The following documents are filed and attached as part of this report:

EXHIBIT NO.  DESCRIPTION
-----------  -----------
31.1         Certification Pursuant to Item 601(b)(31) of Regulation S-K, as
             adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Daszkal Bolton LLP (DB) were as follows:

AUDIT FEES

DB billed us approximately $39,000 and $28,000 for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2004, respectively. DB billed us approximately $4,000 and $5,500 per quarter for the review of the financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2003 and 2004, respectively.

AUDIT-RELATED FEES

We paid DB $12,146 for audit-related fees in connection with an SEC comment letter in 2004. DB did not bill us for audit-related fees for the years ended December 31, 2003, as no audit-related services were performed during such year.

TAX FEES

We paid DB $6,100 and $5,000 for tax fees for the years ended December 31, 2004 and 2003, respectively, for tax services performed during such years.

ALL OTHER FEES

Aggregate fees billed by DB for other services for the years ended December 31, 2004 and 2003, were $3,247 and $5,437, respectively.

The audit committee has determined that the provision of the services by the auditors reported hereunder had no impact on either of their independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005                       Ashlin Development Corporation

                                           By: /s/ James A. Brown
                                               -------------------------------
                                               James A. Brown
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit Number   Description of Exhibits
--------------   ---------------------------------------------------------------
31.1             Certification Pursuant to Item 601(b)(31) of Regulation S-K,
                 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification  Pursuant to 18 U.S.C.  Section 1350,  as
                 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002.