Form 10QSB
period 2005-03-31
Ashlin Development Corp
filed 2005-05-16
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          COMMISSION FILE NO. 000-29245

                         ASHLIN DEVELOPMENT CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0452156
                                   ----------
                     (I.R.S. Employer Identification Number)

        4400 NORTH FEDERAL HIGHWAY, SUITE 210, BOCA RATON, FLORIDA 33431
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 391-6196
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No [ ]

         There were 4,549,813 shares of common stock, $0.001 par value, of the registrant outstanding at March 31, 2005.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         ASHLIN DEVELOPMENT CORPORATION
                         ------------------------------

                                      INDEX
                                      -----

                                                                                      PAGE
                                                                                      ----

Facing Sheet                                                                    Cover Page

Index                                                                                   ii

Part I - Financial Information

         Item 1.  Condensed Financial Statements.........................................1

                  Condensed Balance Sheet as of March 31, 2005 (Unaudited)...............1

                  Condensed Statements of Operations for the three months ended
                  March 31, 2005 and 2004 (Unaudited)....................................2

                  Condensed Statements of Cash Flows for the three months ended
                  March 31, 2005 and 2004 (Unaudited)....................................3

                  Notes to Condensed Financial Statements..............................4-7

         Item 2.  Management's Discussion and Analysis or Plan of Operations.............8

         Item 3.  Controls and Procedures...............................................12

         Item 4.  Submission of Matters to a Vote of Security Holders...................12

Part II - Other Information

         Item 1.  Legal Proceedings.....................................................12

         Item 6.  Exhibits..............................................................12


Signature...............................................................................13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                         ASHLIN DEVELOPMENT CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                                MARCH 31, 2005
                                                                --------------
Current assets:
         Cash                                                     $ 256,832
                                                                  ---------

                  Total assets                                    $ 256,832
                                                                  =========



                              STOCKHOLDERS' EQUITY
                              --------------------

Stockholders' deficit:
         Common stock, $0.001 par value, authorized 30,000,000
         shares; 4,549,813 shares issued and outstanding              4,550
         Additional paid-in capital                                 911,892
         Accumulated deficit                                       (659,610)
                                                                  ---------

                  Total stockholders' deficit                     $ 256,832
                                                                  =========

            See accompanying notes to condensed financial statements.

                         ASHLIN DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                        2005           2004
                                                    -----------    -----------

Revenue                                             $        --    $        --

Cost of sales                                                --             --
                                                    -----------    -----------

Gross profit                                                 --             --
                                                    -----------    -----------

Operating expense:
         General and administrative expense             167,781             --
                                                    -----------    -----------

Loss from continuing operations                        (167,781)            --
                                                    -----------    -----------

Loss from discontinued operations                      (155,701)       (90,740)

Gain on sale, net of income taxes                     1,794,893

Income (loss) before income taxes                     1,471,411        (90,740)
                                                    -----------    -----------

Benefit (provision) for income taxes                         --             --
                                                    -----------    -----------

Net income (loss)                                   $ 1,471,411    $   (90,740)
                                                    ===========    ===========

Net loss per share from continuing operations -
basic and diluted                                   $     (0.04)            --
Net loss per share from discontinued operations -
basic and diluted                                   $     (0.04)            --
Net income (loss) per share - basic and diluted     $     (0.37)   $     (0.02)
                                                    ===========    ===========
Weighted average number of shares -
basic and diluted                                   $ 3,995,400    $ 3,832,813
                                                    ===========    ===========

            See accompanying notes to condensed financial statements.

                         ASHLIN DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31
                                                          2005          2004
                                                      -----------   ------------
Cash flow from operating activities:
         Net income                                   $ 1,471,411   $   (90,740)
Adjustments to reconcile net earnings to
     net cash from operating activities:
         Gain from sale of operating assets
         and assumption of liabilities                 (1,794,893)           --
         Common stock issued for services                  54,000            --
Decrease in assets and liabilities
         Accounts receivable                              138,581       237,895
         Prepaid assets                                    73,124       (34,970)
         Depreciation and amortization                         --         5,896
         Inventory                                         22,437       158,216
         Accounts payable                                (124,228)      (25,133)
         Accrued expenses                                 (33,721)      (66,658)
                                                      -----------   -----------
Net cash provided by operating activities             $  (193,289)  $   184,506
                                                      ===========   ===========

Cash flows from investing activities:
         Proceeds from sale of assets and liabilities     350,000            --
         Purchases of property and equipment                 --              --
                                                      -----------   -----------
Net cash used in investing activities                     350,000            --
                                                      -----------   -----------

Cash flow from financing activities:

         Repayments on notes payable                      (27,175)     (133,326)
                                                      -----------   -----------
Net cash used in financing activities                     (27,175)     (133,326)
                                                      -----------   -----------

Net increase (decrease) in cash                           129,536        51,180

Cash, beginning of period                                 127,296         7,406
                                                      -----------   -----------

Cash, end of period                                   $   256,832   $    58,586
                                                      ===========   ===========



SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Conversion of accounts payable to notes payable       $      --     $   700,000
                                                      ===========   ===========
            See accompanying notes to condensed financial statements.

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of Ashlin Development Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2004, found in the Company's Form 10-KSB.

The Company's financial statements in the three months ended March 2005 are not comparative to the financial statements for the three months ended March 2004. The effective date of the Company's plan of reorganization was January 28, 2005.

On January 25, 2005, pursuant to a plan of reorganization approved by the Bankruptcy Court under Chapter 11 of the Federal Bankruptcy Act, the Company completed a plan to divest its core operations by selling substantially all of its assets. As part of that sale the buyer assumed substantially all of its liabilities. The results of operations and financial position are shown in the accompanying financial statements as discontinued operations.

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

Revenue Recognition
-------------------

In connection with the Company's "Discontinued Operations," the company recognized revenue when

         o        Persuasive evidence of an arrangement existed

         o        Shipment had occurred or price was fixed or determinable, and

         o        Collectability was reasonably assured

Subject to these criteria, except with respect to customers that purchased our products on "pay on scan terms," we recognized revenue at the time of shipment of the relevant merchandise. "Pay on Scan" sales were treated as consignment sales by the Company. In the case of these consignment sales, we recorded revenues, and removed the items from inventory when the customer reported the sales to the Company. Normally the Company was notified of the customer's sales through periodic sales reports, payments, or when the customer reorders the relevant product.

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at March 31, 2005 the Company's net income and earnings per share would not have been effected, as indicated below:

                                    MARCH 31, 2005
                                    --------------
        Net income

           As reported               $ 1,471,411
                                     ===========
           Pro forma                 $ 1,471,411
                                     ===========
        Earnings per share

           As reported               $      0.37
                                     ===========
           Pro forma                 $      0.37
                                     ===========

All but 55,000 options expired 30 days after January 27, 2005, the date of the sale of substantially all of the operating assets and liabilities.

NOTE 3 - GOING CONCERN
----------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has ceased it's Health and Nutrition business effective January 26th, 2005. The Company is currently exploring its options which may include acquiring or otherwise entering into a new business or merging with an as yet unidentified company or companies.

On October 15, 2004 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company has operated under the Chapter 11 guidelines since October 15, 2004 and under a plan of reorganization filed by the Company. The effective date of the company's plan of reorganization was January 28, 2005.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - EQUITY
---------------

During the three months ended March 31, 2005, 300,000 shares of common stock were issued to the Company's chief executive officer as per his employment agreement. These shares were valued at $0.04 per share of common stock and the Company recorded compensation expense of $12,000.

On March 3, 2005, the Company issued 320,000 shares of common stock to the Company's chief executive officer in recognition of performance. These shares were valued at $0.10 per share and the Company recorded compensation expense of $32,000.

On March 3, 2005, the Company entered into a consulting contract with a consultant and issued 100,000 shares of common stock as part of this contract. These shares were valued at $0.10 per share of common stock and $10,000 was recorded as compensation expense.

NOTE 5 - INCOME TAXES
---------------------

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. At March 31, 2005 and December 31, 2004, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                           MARCH 31, 2005   DECEMBER 31, 2004
                                                           --------------   -----------------
Income tax (benefit) consists of:
         Current                                            $        --        $        --
         Deferred                                                    --                 --
                                                            -----------        -----------
Provision (benefit) for income taxes                        $        --        $        --
                                                            ===========        ===========


                                                           MARCH 31, 2005   DECEMBER 31, 2004
                                                           --------------   -----------------
Taxes computed at combined federal and state tax rate       $   425,000        $   (412,937)
Non-deductible expenses                                           1,190              12,203
State income taxes, net of federal income tax benefit            45,502             (42,784)
(Increase) Decrease in deferred tax asset
valuation allowance                                            (471,692)           (443,518)
                                                            -----------        -------------
Provision (benefit) for income taxes                       $         --        $         --
                                                           ============        ============

The components of the deferred tax asset were as follows at March 31, 2005 and December 31, 2004:

                                            MARCH 31, 2005    DECEMBER 31, 2004
                                            --------------    -----------------
Deferred tax asset:
         Net operating loss carryforward       $ 183,345         $ 566,933
         Allowance for receivables                  --              24,743
         Allowance for inventory                    --              45,019
         Stock based compensation                 20,320                --
         Gain on sale of assets                   17,884                --
         Accrued compensation                       --              39,108
                                               ---------         ---------
Total deferred tax assets                        221,549           675,803
                                               ---------         ---------

Deferred tax liabilities

         Depreciation                             (2,837)
         Accrued compensation                    (14,603)               --
                                               ---------         ---------
Net deferred tax assets                          204,109           675,803
                                               ---------         ---------

Valuation allowance:
         Beginning of year                      (675,803)         (232,285)
         (Increase) Decrease during the year     471,694          (443,518)
         Ending balance                         (204,109)         (675,803
                                               ---------         ---------
Net deferred taxes                             $    --           $      --
                                               =========         =========

As of March 31, 2005, the Company had an unused net operating loss carryforward of approximately $487,231 available for use on its future corporate income tax returns. This net operating loss carryforward begins to expire in December 2022. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 6 - LEGAL MATTERS
----------------------

We were involved in litigation with J.C. Herbert Bryant, III, a former officer, director and one of our shareholders, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, we entered into a distribution agreement with Mr. Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Mr. Bryant to purchase certain products from us and to exclusively distribute those products in Florida from Orlando south. In October 2003, we terminated the distribution agreement with KMS based on KMS's breach of material terms of the agreement. On December 1, 2003, we filed suit against KMS-Thin Tab 100, Inc. in the Palm Beach County Circuit Court (Case No. 2003CA012757XXCDAN) for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated and of no further force and effect. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail, and rejected a request for attorney's fees by KMS-Thin Tab 100 Inc., thus adjudicating the matter. KMS-Thin Tab 100 Inc. subsequently filed a notice of appeal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Estimates
-----------------------------

Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Management believes the following critical accounting policies affect the probable returns, significant judgments and estimates used in the preparation of the financial statements. These policies relate specifically to discontinued operations, as the Company closed on the sale of substantially all of its assets and liabilities on January 25, 2005. Since our current business plan is to acquire or otherwise enter into a new business or merge with an as yet unidentified company or companies, each of the following policies are subject to change.

Revenue Recognition
-------------------

As it relates to revenues recorded with respect to operations discontinued on January 25, 2005, the Company recognized revenue when:

         o        Persuasive evidence of an arrangement existed

         o        Shipment had occurred

         o        Price was fixed or determinable, and

         o        Collectability was reasonably assured

Subject to these criteria, except with respect to customers that purchased our products on "pay on scan terms," we recognized revenue at the time of shipment of the relevant merchandise. "Pay on scan" sales were treated as consignment sales by us. In the case of these consignment sales, we recorded revenues, and removed the items from inventory when the customer reported the sales to us. Normally we were notified of the customer's sales through periodic sales reports, payments or when the customer recorded the relevant product.

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

Recent Developments
-------------------

On October 15, 2004, the Company filed in the southern district of Florida a plan of reorganization under Chapter 11 of the United States bankruptcy code. This culminated a lengthy effort by management and the Board of Directors to find alternatives to enhance shareholder value in the face of deteriorating operating performance. The Court confirmed the Company's plan of reorganization on January 10, 2005 and the plan was declared effective on January 28, 2005. We formally emerged from bankruptcy protection on April 29, 2005.

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

         (2) The Company entered into an employment agreement with Mr. James Brown, which provides for:

         o Salary of $9,200 per month until May 29, 2005, and thereafter at a rate of $7,000 per month; and

         o The issuance by the Company to Mr. Brown of 300,000 shares of its Common Stock, which are shares subject to repurchase by the Company if Mr. Brown terminates his employment with the Company for any reason at any time prior to the first anniversary of the agreement, or his employment with the Company is terminated by the Company for cause;

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

Since the effective date of the Plan, the Company has continued to exist as a separate incorporated entity. The present directors of the Company have continued as directors of the Company, and Mr.

Brown has continued to serve as Chief Executive Officer and Chairman of the Board of Directors. He is the sole officer of the Company.

The Company has been engaged in the business of seeking suitable commercial activities or a strategic alliance with an operating entity.

From inception through the effective date of our Plan of Reorganization, we developed, marketed and sold weight management, energy and sport nutrition products to national and regional, food, drug, health, pharmacy, mass-market accounts, and independent health and pharmacy accounts. Our product formulations were not proprietary.

                                    OVERVIEW
                                    --------

The Company, effective January 28, 2005, completed the sale of the assets and liabilities to TeeZee, Inc. The Company had operating activities in January that have been reported as discontinued operations in the Statement of Operations for the three months ended March 31, 2005. The discontinued operations produced a loss of $155,701.

There was no revenue for the three months ended March 31, 2005, not attributable to discontinued operations; this compared to revenue for the three months ended March 31, 2004 of $1,489,377, all attributable to discontinued operations.

Total operating expenses from continuing operations for the three months ended March 31, 2005 were $167,781 which primarily consisted of general and administrative expenses. Total operating expenses from discontinued operations for the three months ended March 31, 2005 were $155,701 which primarily consisted of general and administrative expenses. Operating expenses for the three months ended March 31, 2004 were $930,182.

The loss from operations for the three months ended March 31, 2005 attributable to continued operations was $167,781. The loss from operations for the three months ended March 31, 2005 attributable to discontinued operations was $155,701. These losses represent the full amount of our operating expenses for the period. This compared to a net loss for the three months ended March 31, 2004 of $90,740.

During the three months ended March 31, 2005, we recorded a one-time gain of $1,794,893 on the sale of substantially all of our assets and the assumption by the buyer of substantially all of our liabilities.

For the three months ended March 31, 2004, we recorded an expense for interest of $9,999.

Net income for the three months ended March 31, 2005 was $1,471,411, attributable to the gain from the sale of substantially all of our assets and the assumption by the buyer of substantially all of our liabilities less the loss from our continued operations and from our discontinued operations during such period, compared to a loss of $90,740 for the three months ended March 31, 2004, representing the loss from our continued operations during such period.

Employees
---------

As of March 31, 2005, the Company had one employee, Mr. Brown, our Chairman, Chief Executive Officer and Secretary. Since all other employees employment was terminated at the closing all except 55,000 stock options granted to the directors of the Company were cancelled 30 days after January 27, 2005.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, the Company had working capital of $256,832, compared to a working capital deficit of $55,701 at March 31, 2004.

Net cash provided by operating activities for the three months ended March 31, 2005, was ($193,289) compared to $184,505 for the three months ended March 31, 2004. The improvement in working capital and net cash is based on the sale of substantially all of our assets and the assumption by the buyer of substantially all of our liabilities.

Going Concern Qualification
---------------------------

Because of uncertainties as to our future ability to secure capital, our independent auditors' report on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph about our ability to continue as a going concern.

There is substantial doubt about the Company's ability to continue as a going concern. We currently have no business operations or revenues, as our current business plan is to acquire or merge with an unidentified company or companies. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done by our President, our sole executive officer and employee. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Change in Internal Controls
---------------------------

There were no changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our plan of reorganization was submitted to a vote of our securityholders on January 3, 2005. All of our creditors entitled to vote on the plan of reorganization voted in favor of the plan, other than Window Rock Enterprises, Inc., which did not file a ballot. Shareholders holding a total of 1,674,103 shares, representing 98% of the shares voted in respect of the plan, voted in favor of the plan. Two shareholders holding a total of 35,600 shares, representing 2% of the shares voted in respect of the plan, voted against the plan.

The plan was declared effective by the Bankruptcy Court on January 28, 2005.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

We were involved in litigation with J.C. Herbert Bryant, III, a former officer, director and one of our shareholders, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, we entered into a distribution agreement with Mr. Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Mr. Bryant to purchase certain products from us and to exclusively distribute those products in Florida from Orlando south. In October 2003, we terminated the distribution agreement with KMS based on KMS's breach of material terms of the agreement. On December 1, 2003, we filed suit against KMS-Thin Tab 100, Inc. in the Palm Beach County Circuit Court (Case No. 2003CA012757XXCDAN) for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated and of no further force and effect. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail, and rejected a request for attorney's fees by KMS-Thin Tab 100 Inc., thus adjudicating the matter. KMS-Thin Tab 100 Inc. subsequently filed a notice of appeal.

The disclosure set forth under "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments" is incorporated herein by reference.

ITEM 6.  EXHIBITS.

Exhibit 31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005                           ASHLIN DEVELOPMENT CORPORATION


                                             By: /s/James A. Brown
                                                 -------------------------------
                                                 James A. Brown
                                                 Chief Executive Officer,
                                                 President, and Secretary
                                                 (Principal executive officer
                                                 and duly authorized officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit         Description
Number

31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).