Form 10QSB
period 2005-06-30
Ashlin Development Corp
filed 2005-08-15
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          COMMISSION FILE NO. 000-29245


                         ASHLIN DEVELOPMENT CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0452156
                      ------------------------------------
                     (I.R.S. Employer Identification Number)

        4400 NORTH FEDERAL HIGHWAY, SUITE 210, BOCA RATON, FLORIDA 33431
                    (Address of principal executive offices)

                                 (561) 391-6196
                               -------------------
                               (Issuer's telephone
                                     number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         There were 4,549,813 shares of common stock, $0.001 par value, of the registrant outstanding at June 30, 2005.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         ASHLIN DEVELOPMENT CORPORATION
                         ------------------------------

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
Facing Sheet ........................................................................................... Cover Page

Index .........................................................................................................  ii

Part I - Financial Information

         Item 1.  Condensed Financial Statements ..............................................................   1

                  Condensed Balance Sheet as of June 30, 2005 (Unaudited) .....................................   1

                  Condensed Statements of Operations for the three and six months ended
                  June 30, 2005 and 2004 (Unaudited) ..........................................................   2

                  Condensed Statements of Cash Flows for the six months ended
                  June 30, 2005 and 2004 (Unaudited) ..........................................................   3

                  Notes to Condensed Financial Statements ..................................................... 4-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation ...................................   7

         Item 3.  Controls and Procedures .....................................................................  10


Part II - Other Information

         Item 1.  Legal Proceedings ...........................................................................  11

         Item 6.  Exhibits ....................................................................................  11


Signature .....................................................................................................  12


ASHLIN DEVELOPMENT CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

================================================================================


ITEM 1.  CONDENSED FINANCIAL STATEMENTS
---------------------------------------




                                     ASSETS
                                     ------
Current assets:
     Cash                                                             $ 148,929
                                                                      ---------
         Total assets                                                 $ 148,929
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable                                                 $   9,844
     Accrued expenses                                                 $  27,084
                                                                      ---------
         Total liabilities                                            $  36,928
                                                                      ---------

Stockholders' equity:
     Common stock, $0.001 par value, authorized 30,000,000
        shares; 4,549,813 shares issued and outstanding                   4,550
     Additional paid-in capital                                         911,892
     Accumulated deficit                                               (804,441)
                                                                      ---------
         Total stockholders' equity                                     112,001
                                                                      ---------
         Total liabilities and stockholders' equity                   $ 148,929
                                                                      =========














            See accompanying notes to condensed financial statements.
                                      - 1 -

ASHLIN DEVELOPMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

================================================================================

                                                       3 MONTHS ENDED   3 MONTHS       6 MONTHS       6 MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                           2005            2004           2005           2004
                                                        -----------    -------------   -----------    -----------
Revenue                                                 $        --    $          --   $        --   $         --

Cost of sales                                                    --               --            --             --
                                                        -----------    -------------   -----------    -----------
Gross Profit                                                     --               --            --             --
                                                        -----------    -------------   -----------    -----------
Operating expenses:
     General and administrative expense                     144,915               --       312,696             --
     Advertising and promotion                                   --               --            --             --
     Depreciation and amortization                               --               --            --             --
                                                        -----------    -------------   -----------    -----------
         Total operating expense                            144,915               --       312,696             --
                                                        -----------    -------------   -----------    -----------
Loss from operations continued operations                  (144,915)              --      (312,696)            --
Discontinued operations
     Income (Loss) from discontinued operations                  --         (868,947)     (155,701)      (959,687)
Other (income) expense:
     Gain on sale                                                --               --     1,794,893             --
     Interest income                                            (85)              --           (85)            --
                                                        -----------    -------------   -----------    -----------
Income (Loss) before income taxes                          (144,830)        (868,947)    1,326,581       (959,687)
                                                        -----------    -------------   -----------    -----------
Benefit (provision) for income taxes                             --               --            --             --
                                                        -----------    -------------   -----------    -----------
Net income (loss)                                          (144,830)        (868,947)    1,326,581       (959,687)
                                                        ===========    =============   ===========    ===========
Net loss per share from continuing operations-basic     $     (0.03)   $          --   $     (0.07)   $        --
                                                        ===========    =============   ===========    ===========
Net loss per share from discontinued operations -       $        --    $          --   $     (0.04)   $        --
                                                        ===========    =============   ===========    ===========
Net income (loss) per share - basic and diluted         $     (0.03)   $       (0.23)  $      0.31    $     (0.25)
                                                        ===========    =============   ===========    ===========

Weighted average number of shares - basic and diluted   $ 4,549,813    $   3,832,813   $ 4,307,161    $ 3,832,813
                                                        ===========    =============   ===========    ===========






            See accompanying notes to condensed financial statements.
                                      - 2 -

ASHLIN DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

================================================================================

                                                                           2005            2004
                                                                        -----------    -----------
Cash flow from operating activities:
  Net income (loss)                                                     $ 1,326,581    $  (959,687)

Adjustments to reconcile net income (loss) to net cash from operating activities:
  Gain from sale of operating assets and assumption of liabilities       (1,794,893)            --
  Common stock issued for services                                           54,000             --

Decrease in assets and liabilities:
  Accounts receivable                                                       138,581        695,906
  Prepaid assets                                                             73,124        (43,522)
  Depreciation and amortization                                                  --         13,051
  Inventory                                                                  22,437         (8,068)
  Accounts payable                                                         (114,384)       709,514
  Accrued expenses                                                           (6,638)       (76,393)
                                                                        -----------    -----------
Net cash provided by (used in) operating activities                        (301,192)       330,801
                                                                        -----------    -----------
Cash flow from investing activities:
  Proceeds from sale of assets                                              350,000        (28,251)
                                                                        -----------    -----------
Net cash provided by (used in) investing activities                         350,000        (28,251)
                                                                        -----------    -----------
Cash flow from financing activities:
  Repayments on notes payable                                               (27,175)      (269,621)
                                                                        -----------    -----------
Net cash used in financing activities                                       (27,175)      (269,621)
                                                                        -----------    -----------
Net increase in cash                                                         21,633         32,929
                                                                        -----------    -----------
Cash, beginning of period                                                   127,296          7,406
                                                                        -----------    -----------
Cash, end of period                                                         148,929         40,335
                                                                        ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
Note payable for purchase of automobile                                 $        --    $    23,357
                                                                        ===========    ===========

            See accompanying notes to condensed financial statements.
                                      - 3 -

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2004, found in the Company's Form 10-KSB.

The Company's financial statements in the three and six months ended June 2005 are not comparative to the financial statements for the three months ended June 2004. The effective date of the Company's plan of reorganization was January 28, 2005.

Effective January 28, 2005 the Company completed a plan to divest its core operations of Health and Nutrition Systems, Int'l Inc. The results of operations and financial position are shown in the accompanying financial statements as discontinued operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents as of June 30, 2005.

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

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================


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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at June 30, the Company's net income and earnings per share would have been effected to the proforma amounts indicated below:

                                    JUNE 30, 2005
                                    -------------
               Net Income
                 As reported        $   1,326,581
                                    =============
                 Pro forma          $   1,326,581
                                    =============
               Earnings per share
                 As reported        $        0.31
                                    =============
                 Pro forma          $        0.31
                                    =============

All but 55,000 options expired 30 days after January 28, 2005, the effective date of the sale of substantially all of our operating assets.


NOTE 3 - GOING CONCERN
----------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has ceased it's Health and Nutrition business effective January 28th, 2005. The Company is currently exploring its options which may include acquiring or otherwise entering into a new business or merging with an as yet unidentified company or companies.

On October 15, 2004, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company has operated under the Chapter 11 guidelines since October 15, 2004 and under a plan of reorganization filed by the Company. The effective date of the Company's plan of reorganization was January 28, 2005.

There remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================


NOTE 4 - EQUITY
---------------

During the six months ended June 30, 2005, 300,000 share of common stock were issued to the Company's chief executive officer as per his employment agreement. These shares were valued at $0.04 per share of common stock and the Company recorded compensation expense of $12,000.

On March 3, 2005, the Company issued 320,000 shares of common stock to the Company's chief executive officer in recognition of performance. These shares were valued at $0.10 per share and the Company recorded compensation expense of $32,000.

On March 3, 2005, the Company entered in to a consulting contract with a consultant and issued 100,000 shares of common stock as part of this contract. These shares were valued at $0.10 per share of common stock and $10,000 was recorded as compensation expense.


NOTE 5 - LEGAL MATTERS
----------------------

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

Subsequently, on July 29, 2005, the 4th District Court of Appeals granted the Company's motion to dismiss the appeal by KMS-Thin Tab 100 Inc.

The Company is not aware of any other outstanding litigation.


NOTE 6- ACCOUNTING PRONOUNCEMENT
--------------------------------

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion N0. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 7-SUBSEQUENT EVENTS
------------------------

On August 4, 2005, the shareholders also approved an amendment to the Company's Articles of Incorporation which increased the total number of authorized shares of the Company to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock and (ii) 10,000,000 shares of "blank check" preferred stock.

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

Management believes the following critical accounting policies affect the probable returns, significant judgments and estimates used in the preparation of the financial statements. These policies relate specifically to discontinued operations, as the Company completed the sale of substantially all of its assets effective January 28, 2005. Since our current business plan is to acquire or otherwise enter into a new business or merge with an as yet unidentified company or companies, each of the following policies are subject to change.

Revenue Recognition
-------------------

The Company recognizes revenue when

     o    Persuasive evidence of an arrangement exists
     o    Shipment has occurred
     o    Price is fixed or determinable, and
     o    Collectability is reasonably assured

Use of Estimates
----------------

Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long-lived assets, intangible assets and allowances for sales returns, doubtful accounts, and obsolete and slow moving inventory and reserve for customer liabilities. Management based these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Developments
-------------------

At the 2005 Annual Meeting of Shareholders held on August 4, 2005, Theodore T. Alflen, James A. Brown, and Steven Pomerantz were duly reelected as our board of directors. At the meeting, the shareholders also approved an amendment to our Articles of Incorporation which increased the total number of authorized shares of the Company to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock and (ii) 10,000,000 shares of "blank check" preferred stock.

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

         (2) The Company entered into an employment agreement with Mr. James Brown, which provides for:

             o Salary of $9,200 per month until May 29, 2005 (30 days after the Company emerged from bankruptcy), and thereafter at a rate of $7,000 per month; and

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

We currently have no business operations or revenues, and our current business plan is to acquire or merge with an unidentified company or companies.


                                    OVERVIEW
                                    --------

The Company, effective January 28, 2005, completed the sale of substantially all of its assets to TeeZee, Inc. The Company had operating activities in January that have been reported as discontinued operations in the Statement of Operations for the six months ended June 30, 2005. The discontinued operations produced a loss of $155,701.

There was no revenue for the three and six months ended June 30, 2005, not attributable to discontinued operations; this compared to revenue for the three and six months ended June 30, 2004 of $1,390,171 and $2,879,547, all attributable to discontinued operations.

Total operating expenses from continued operations for the three and six months ended June 30, 2005 were $144,915 and $312,696, respectively, which primarily consisted of general and administrative expenses. Total operating expenses from discontinued operations for the six months ended June 30, 2005 were $155,701, which primarily consisted of general and administrative expenses. Operating expenses for the three and six months ended June 30, 2004 were $1,550,835 and $2,481,017.

The loss from operations for the three and six months ended June 30, 2005 attributable to continued operations was $144,915 and $312,696, respectively. The loss from operations for the six months ended June 30, 2005 attributable to discontinued operations was $155,701. This loss represents the full amount of our operating expenses for the period. This compared to a net loss for the three and six months ended June 30, 2004 of $868,947 and 959,687.

During the six months ended June 30, 2005, we recorded a one-time gain of $1,794,893 on the sale of substantially all of our assets.

For the six months ended June 30, 2004, we recorded an expense for interest of $18,104.

Net income (loss) for the three and six months ended June 30, 2005 was $(144,830) and $1,326,581, respectively, attributable to the gain from the sale of substantially all of our assets less the loss from our continued operations and from our discontinued operations during such period, compared to a loss of $868,947 for the three months and $959,687 for the six months ended June 30, 2004, representing the loss from our continued operations during such period.

Employees
---------

As of June 30, 2005, the Company had one employee, Mr. Brown, our Chairman, Chief Executive Officer and Secretary. Since all other employees employment was terminated at the closing, all except 55,000 stock options granted to the directors of the Company were cancelled 30 days after January 28, 2005.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, the Company had working capital of $112,001, compared to a working capital deficit of $1,083,307 at June 30, 2004. The improvement in working capital is based on the sale of substantially all of our assets.

Net cash used in operating activities for the six months ended June 30, 2005, was ($301,192) compared to $330,801 provided by operating activities for the six months ended June 30, 2004. This decrease, while not directly comparable to 2004 due to the discontinued operations is attributable to the sale of substantially all of the assets and the loss from operations.

The Company is currently exploring its options which may include acquiring or otherwise entering into a new business or merging with an as yet unidentified company or companies. To the extent that we are unable to identify and successfully complete a transaction within the next six months, we may be unable to continue as a going concern.

Going Concern Qualification
---------------------------

Because of uncertainties as to our future ability to secure capital, our independent auditors' report on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern. We currently have no business operations or revenues, and our current business plan is to acquire or merge with an unidentified company or companies. Our financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion N0. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done by our Chief Executive Officer, our sole executive officer and employee. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Change in Internal Controls
---------------------------

There were no changes in the Company's internal control over financial reporting or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

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

Subsequently, on July 29, 2005, the 4th District Court of Appeals granted the Company's motion to dismiss the appeal by KMS-Thin Tab 100 Inc. The Company is not aware of any other outstanding litigation.

The disclosure set forth under "Item 2. Management's Discussion and Analysis or Plan of Operation - Recent Developments" is incorporated herein by reference.

ITEM 6.  EXHIBITS.
------------------

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

Date: August 15, 2005                  ASHLIN DEVELOPMENT CORPORATION


                                       By: /s/ James A. Brown
                                           -------------------------------------
                                           James A. Brown
                                           Chairman, Chief Executive Officer and
                                           Secretary
                                           (Principal executive officer and duly
                                           authorized officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
31.1            Certification Pursuant to Item 601(b)(31) of Regulation S-B,
                as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).