Form 10QSB
period 2005-09-30
Ashlin Development Corp
filed 2005-11-10
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                     FLORIDA
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0452156
                     --------------------------------------
                     (I.R.S. Employer Identification Number)

        4400 NORTH FEDERAL HIGHWAY, SUITE 210, BOCA RATON, FLORIDA 33431
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 391-6196
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         There were 4,652,813 shares of common stock, $0.001 par value, of the registrant outstanding at September 30, 2005.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         ASHLIN DEVELOPMENT CORPORATION
                         ------------------------------
                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
Facing Sheet.............................................................................................Cover Page

Index    ........................................................................................................ii

Part I - Financial Information

         Item 1.  Condensed Financial Statements..................................................................1

                  Condensed Balance Sheet as of June 30, 2005 (Unaudited).........................................1

                  Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004
                  (Unaudited).....................................................................................2

                  Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)..3

                  Notes to Condensed Financial Statements.......................................................4-7

         Item 2. Management's Discussion and Analysis or Plan of Operation........................................8

         Item 3.  Controls and Procedures........................................................................11


Part II - Other Information

         Item 1.  Legal Proceedings..............................................................................12

         Item 2.  Exhibits.......................................................................................12

         Item 3.  Defaults on Senior Securities..................................................................12

         Item 4.  Submission of Matters to Vote of Security Holders..............................................12

Signature........................................................................................................13


ASHLIN DEVELOPMENT CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)



ITEM 1.  CONDENSED FINANCIAL STATEMENTS
---------------------------------------



                                     ASSETS
Current assets:
     Cash                                                         $  68,557
                                                                  ---------
         Total assets                                             $  68,557
                                                                  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $  66,667
     Accrued expenses                                             $   9,542
                                                                  ---------
         Total liabilities                                        $  76,209
                                                                  ---------

Stockholders' deficit:
     Common stock, $0.001 par value, authorized 150,000,000
        shares; 4,652,813 shares issued and outstanding               4,653
     Additional paid-in capital                                     919,789
     Accumulated deficit                                           (932,094)
                                                                  ---------
         Total stockholders' deficit                                 (7,652)
                                                                  ---------
         Total liabilities and stockholders' equity               $  68,557
                                                                  =========








           See accompanying notes to condensed financial statements.
                                     - 1 -

ASHLIN DEVELOPMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)


================================================================================

                                                       3 MONTHS ENDED      3 MONTHS ENDED    9 MONTHS ENDED    9 MONTHS ENDED
                                                             2005               2004              2005             2004
                                                          -----------      ---------------     -----------      -----------
Revenue                                                   $        --      $            --     $        --      $        --

Cost of sales                                                      --                   --              --               --
                                                          -----------      ---------------     -----------      -----------

Gross Profit                                                       --                   --              --               --
                                                          -----------      ---------------     -----------      -----------

Operating expenses:
     General and administrative expense                       127,879                   --         440,575               --
     Advertising and promotion                                     --                   --              --               --
     Depreciation and amortization                                 --                   --              --               --
                                                          -----------      ---------------     -----------      -----------
         Total operating expense                              127,879                   --         440,575               --
                                                          -----------      ---------------     -----------      -----------

Loss from operations continued operations                    (127,879)                  --        (440,575)              --
Discontinued operations
     Income (Loss) from discontinued operations                    --              185,899        (155,701)        (773,788)
Other (income) expense:
     Gain on sale                                                  --                   --       1,794,893               --
     Interest income                                              225                   --             310               --
                                                          -----------      ---------------     -----------      -----------

Income (Loss) before income taxes                            (127,654)             185,899       1,198,927         (773,788)
                                                          -----------      ---------------     -----------      -----------

Benefit (provision) for income taxes                               --                   --              --               --
                                                          -----------      ---------------     -----------      -----------

Net income (loss)                                            (127,654)             185,899       1,198,927         (773,788)
                                                          ===========      ===============     ===========      ===========

Net loss per share from continuing operations-basic       $     (0.03)     $            --     $     (0.10)     $        --
                                                          ===========      ===============     ===========      ===========
Net loss per share from discontinued operations-basic     $        --      $            --           (0.04)              --
                                                          ===========      ===============     ===========      ===========
Net income (loss) per share - basic and diluted           $     (0.03)     $          0.05     $      0.27      $     (0.20)
                                                          ===========      ===============     ===========      ===========
Weighted average number of shares - basic and diluted     $ 4,561,009      $     3,832,813     $ 4,392,707      $ 3,832,813
                                                          ===========      ===============     ===========      ===========


           See accompanying notes to condensed financial statements.
                                     - 2 -

ASHLIN DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)


================================================================================

                                                                              2005            2004
                                                                          -----------      -----------
Cash flow from operating activities:
  Net income (loss)                                                       $ 1,198,927      $  (773,788)

Adjustments to reconcile net income (loss) to net cash from operating activities:
  Gain from sale of operating assets and assumption of liabilities         (1,794,893)              --
  Common stock issued for services                                             62,000               --

Decrease in assets and liabilities:
  Accounts receivable                                                         138,581          473,852
  Prepaid assets                                                               73,124          (85,273)
  Depreciation and amortization                                                    --           21,666
  Inventory                                                                    22,437          126,124)
  Accounts payable                                                            (57,561)         751,304
  Accrued expenses                                                            (24,179)         (64,797)
                                                                          -----------      -----------
Net cash provided by (used in) operating activities                          (381,564)         449,088
                                                                          -----------      -----------

Cash flow from investing activities:
  Proceeds from sale of assets                                                350,000          (32,576)
                                                                          -----------      -----------
Net cash provided by (used in) investing activities                           350,000          (32,576)
                                                                          -----------      -----------

Cash flow from financing activities:
  Repayments on notes payable                                                 (27,175)        (406,957)
                                                                          -----------      -----------
Net cash used in financing activities                                         (27,175)        (406,957)
                                                                          -----------      -----------

Net increase (decrease) in cash                                               (58,739)           9,555
                                                                          -----------      -----------

Cash, beginning of period                                                     127,296            7,406
                                                                          -----------      -----------

Cash, end of period                                                            68,557           16,961
                                                                          ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
Note payable for purchase of automobile                                   $        --      $    23,357
                                                                          -----------      ===========

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2004, found in the Company's Form 10-KSB.

The Company's financial statements in the three and nine months ended September 2005 are not comparative to the financial statements for the three months ended September 2004. The effective date of the Company's plan of reorganization was January 28, 2005.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents as of September 30, 2005.

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at September 30, the Company's net income and earnings per share would have been effected to the pro forma amounts indicated below:

                                        JUNE 30, 2005
                                        ------------
Net Income
  As reported                           $  1,198,927
                                        ============
  Pro forma                             $  1,198,927
                                        ============
Earnings per share
  As reported                           $       0.27
                                        ============
  Pro forma                             $       0.27
                                        ============

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

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

NOTE 4 - EQUITY
---------------

During the nine months ended September 30, 2005, 300,000 share of common stock were issued to the Company's chief executive officer as per his employment agreement. These shares were valued at $0.04 per share of common stock and the Company recorded compensation expense of $12,000.

On March 3, 2005, the Company issued 320,000 shares of common stock to the Company's chief executive officer in recognition of performance. These shares were valued at $0.10 per share and the Company recorded compensation expense of $32,000.

On March 3, 2005, the Company entered in to a consulting contract with a consultant and issued 100,000 shares of common stock as part of this contract. These shares were valued at $0.010 per share of common stock and $10,000 was recorded as compensation expense.

On September 21, 2005, the Company entered in to a consulting contract with a consultant and issued 100,000 shares of common stock as part of this contract. These shares were valued at $0.08 per share of common stock and $8,000 was recorded as compensation expense.

NOTE 5 - LEGAL MATTERS
-----------------------

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

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

NOTE 7-SUBSEQUENT EVENTS
------------------------

On August 4, 2005, the shareholders approved an amendment to the Company's Articles of Incorporation which increased the total number of authorized shares of the Company to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock and (ii) 10,000,000 shares of "blank check" preferred stock.

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

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================


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

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================


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


                                    OVERVIEW
                                    --------

The Company, effective January 28, 2005, completed the sale of substantially all of its assets to TeeZee, Inc. The Company had operating activities in January that have been reported as discontinued operations in the Statement of Operations for the nine months ended September 30, 2005. The discontinued operations produced a loss of $155,701.

There was no revenue for the three and nine months ended September 30, 2005, except that attributable to discontinued operations; this compared to revenue for the three and nine months ended September 30, 2004 of $2,370,380 and $5,249,928, all attributable to discontinued operations.

Total operating expenses from continued operations for the three and nine months ended September 30, 2005 were $127,879 and $440,575, respectively, which primarily consisted of general and administrative expenses. Total operating expenses from discontinued operations for the nine months ended September 30, 2005 were $155,701, which primarily consisted of general and administrative expenses.

The loss from operations for the three and nine months ended September 30, 2005 attributable to continued operations was $127,879 and $440,575, respectively. The loss from operations for the nine months ended September 30, 2005 attributable to discontinued operations was $155,701. This compared to a net profit for the three months and a net loss for the nine months ended September 30, 2004 of $185,899 and 773,788, each attributable to discontinued operations.

During the nine months ended September 30, 2005, we recorded a one-time gain of $1,794,893 on the sale of substantially all of our assets.

For the nine months ended September 30, 2004, we recorded an expense for interest of $24,572.

Net income (loss) for the three and nine months ended September 30, 2005 was $(127,654) and $1,198,927, respectively. The loss for the three month period ended September 30, 2005 consists of administrative expenses, including legal expenses, incurred without any offsetting revenue. Net income for the nine months ended September 30, 2005 is attributable to the gain from the sale of substantially all of our assets less the loss from our continued operations and from our discontinued operations during such period. Net income of $185,899 for the three months ended September 30, 2004 and a loss of $773,788 for the nine months ended September 30, 2004 reflect the results of discontinued operations during such period.

Employees
---------

As of September 30, 2005, the Company had one employee, Mr. Brown, our Chairman, Chief Executive Officer and Secretary. Since all other employees employment was terminated at the closing, all except 55,000 stock options granted to the directors of the Company were cancelled 30 days after January 28, 2005.

Liquidity and Capital Resources
-------------------------------

At September 30, 2005, the Company had working capital deficit of $7,652, compared to a working capital deficit of $920,763 at September 30, 2004. The improvement in working capital is based on the sale of substantially all of our assets.

Net cash used in operating activities for the nine months ended September 30, 2005, was ($346,479) compared to $449,088 provided by operating activities for the nine months ended September 30, 2004. This decrease, while not directly comparable to 2004 due to the discontinued operations, is attributable to the sale of substantially all of the assets and the loss from operations.

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

New Accounting Pronouncements
-----------------------------

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

ITEM 2.  EXHIBITS.
------------------

Exhibit 31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).


ITEM 3   DEFAULTS ON SENIOR SECURITIES
---------------------------------------

N/A


ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

At the Company's annual meeting held on August 4, 2005, the shareholders elected James A. Brown, Steven Pomerantz and Theodore Alflen as to serve as directors until the next annual meeting. The shareholders also approved an amendment to the Company's Articles of Incorporation which increased the total number of authorized shares of the Company to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock and (ii) 10,000,000 shares of "blank check" preferred stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005              ASHLIN DEVELOPMENT CORPORATION


                                     By:  /s/James A. Brown
                                          --------------------------------------
                                          James A. Brown
                                          Chairman, Chief Executive Officer
                                          and Secretary
                                          (Principal executive officer and duly
                                          authorized officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER        DESCRIPTION
---------     ------------------------------------------------------------------

31.1 Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-B).