Form 10QSB/A
period 2005-09-30
Ashlin Development Corp
filed 2005-11-15
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

We have amended the Index and the chart under "Stock Compensation" to correctly reflect that this Quarterly Report pertains to the fiscal quarter ended September 30, 2005. Additionally, in our discussion of Liquidity and Capital Resources, we have amended the net cash used in operating activities for the nine months ended September 30, 2005 to correctly reflect the number contained in our Condensed Statements of Cash Flows. No amendment has been made to the Financial Statements, including the Consolidated Condensed Statements of Operations, Balance Sheets and Statements of Cash Flows, as previously filed and reported.

References to Form 10-Q throughout this document refer to this amended Form 10-Q/A.

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

                                                                                                              PAGE
                                                                                                              ----
Facing Sheet.............................................................................................Cover Page

Index    ........................................................................................................ii

Part I - Financial Information

         Item 1.  Condensed Financial Statements..................................................................1

                  Condensed Balance Sheet as of September 30, 2005 (Unaudited)....................................1

                  Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)............................................................................2

                  Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)............................................................................3

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at September 30, the Company's net income and earnings per share would have been effected to the pro forma amounts indicated below:

                                      SEPTEMBER 30, 2005
                                      ------------------
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


NOTE 3 - GOING CONCERN
----------------------

The Company's condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has ceased its Health and Nutrition business effective January 28, 2005. The Company is currently exploring its options which may include acquiring or otherwise entering into a new business or merging with an as yet unidentified company or companies.

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

ASHLIN DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

================================================================================

NOTE 4 - EQUITY
---------------

During the nine months ended September 30, 2005, 300,000 shares of common stock were issued to the Company's chief executive officer as per his employment agreement. These shares were valued at $0.04 per share of common stock and the Company recorded compensation expense of $12,000.

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

Net cash used in operating activities for the nine months ended September 30, 2005, was ($381,564) compared to $449,088 provided by operating activities for the nine months ended September 30, 2004. This decrease, while not directly comparable to 2004 due to the discontinued operations, is attributable to the sale of substantially all of the assets and the loss from operations.

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

Date: November 14, 2005              ASHLIN DEVELOPMENT CORPORATION


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