Form 10KSB
period 2005-12-31
Gales Industries Inc
filed 2006-04-17
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to __________

                        Commission file number: 000-29245

                          GALES INDUSTRIES INCORPORATED
                 (Name of small business issuer in its charter)

           Delaware                                      20-4458244
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1479 North Clinton Avenue, Bay Shore, New York                          11706
(Address of principal executive offices)                              (Zip code)

         Issuer's telephone number, including area code: (631) 968-5000

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       N/A                                              N/A

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock,
                            $.001 par value per share
                            -------------------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The issuer's revenues for its most recent fiscal year were $2,777,409.

      As of April 6, 2006, the aggregate market value of the issuer's common equity held by non-affiliates was $6,761,482, based on the closing price of $1.60 for its common stock on the OTC Bulletin Board on April 6, 2006. Approximately 14,723,421 shares of the issuer's common stock were outstanding as of April 6, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes |_| No |X|

Cautionary Notice Regarding Forward Looking Statements

      Gales Industries Incorporated (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

Transactions of November 30, 2005

      We, then known as Ashlin Development Corporation, and our newly formed wholly-owned subsidiary ("Merger Sub") entered into a Merger Agreement (the "Merger Agreement") on November 14, 2005 with Gales Industries Incorporated, a privately-held Delaware corporation ("Original Gales"). On November 30, 2005 (the "Closing Date"), Original Gales merged (the "Merger") into Merger Sub. Pursuant to the Merger Agreement, we issued 10,673,107 shares of our common stock ("Common Stock") (representing 74% of our outstanding shares as of the date of the Merger) and 900 shares of our Series A Convertible Preferred Stock ("Preferred Stock"), which in the aggregate are convertible into 40,909,500 shares of our Common Stock, for all the issued and outstanding common shares and preferred shares of Original Gales. As a result of the transaction, the former stockholders of Original Gales became the controlling stockholders of our Company. Additionally, since we had no substantial assets immediately prior to the Merger, the transaction was treated for accounting purposes as a reverse acquisition and the transaction has been accounted for as a recapitalization of Original Gales rather than a business combination. Consequently, the historical financial statements of Original Gales are now our financial statements.

      Immediately prior to the closing of the Merger, Original Gales acquired (the "Acquisition") all of the outstanding capital stock of Air Industries Machining Corporation ("AIM"), a New York corporation, pursuant to a Purchase Agreement entered into on July 25, 2005 (the "Purchase Agreement"). Because of the change in ownership, management and control that occurred in connection with the Acquisition, for financial reporting purposes the Acquisition was accounted for as a purchase. Simultaneously with the Acquisition, AIM entered into a bank facility (the "New Loan Facility") with an institutional lender and used a portion of the proceeds from the facility to acquire the real estate comprising AIM's corporate campus (the "Real Estate Acquisition").

      As a consequence of the transactions described above, through our wholly-owned subsidiary, AIM, we manufacture aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry including, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. Approximately 85% of our revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of our revenues. Parts manufactured by us are installed onboard Sikorky's VH-3D, otherwise known as Marine One, the primary Presidential helicopter, and onboard Air Force One, Boeing's 747-2000B customized for use by the President.

      On February 15, 2006, we changed our name from Ashlin Development Corporation to Gales Industries Incorporated and changed our state of incorporation from Florida to Delaware.

      Our offices are at 1479 North Clinton Avenue, Bay Shore, New York 11706 and our telephone number is (631) 968-5000.

About AIM

      Founded in 1969, AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry including, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. Approximately 85% of AIM's revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of AIM's revenues. The remaining 15% of revenues represent sales in the airframe manufacturing sector to major aviation manufacturers such as Boeing. AIM is a provider of flight critical, technically complex structures: AIM's parts are installed onboard Sikorky's VH-3D, otherwise known as Marine One, the primary Presidential helicopter, and on Air Force One, Boeing's 747-2000B customized for use by the President.

      AIM has evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, and rotorhub components for Blackhawk helicopters, rocket launching systems for the F-22 Raptor Advanced Stealth Fighter, arresting gear for E2C Hawkeye and other US Navy Fighters, vibration absorbing assemblies for a variety of Sikorsky helicopters, landing gear components for the F-35 Joint Strike Fighter, and many other subassembly packages. AIM's achievements in manufacturing quality control have enabled it to receive various international certifications that distinguish it from less qualified manufacturers, as well as several highly technical, customer-based proprietary quality approvals, including supplier of the year awards from notable customers such as United Technologies and Northrop Grumman.

      AIM is the largest supplier of flight safety components for Sikorsky. Sales of parts and services to Sikorsky accounted for approximately 51% of AIM's revenues during 2005, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2010.

      The parts and subassemblies produced by AIM are built to customer specifications and are not protected by patents, trademarks or other rights owned or licensed by AIM. As a result, AIM is not required to procure product liability insurance for such parts and subassemblies because such insurance is provided for by the customer. Historically, AIM has spent little or no money on the development of new proprietary products. AIM did not spend any money on research and development during 2004 and 2005. In the past AIM has spent capital to acquire and retool machinery and equipment to enable it to qualify to bid on contracts to produce parts and subassemblies needed by its customers or, once such a contract was obtained, to improve its manufacturing efficiencies to increase its profits from a contractor or ensure that the contract would be retained as future quantities of the product were required.

Sales and Marketing

      Our approach to sales and marketing can be best understood through the concept of customer alignment. The aerospace industry is dominated by a small number of large prime contractors and equipment manufacturers. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects as they develop.

      Successful positioning requires that a company qualify to be a preferred supplier by achieving and maintaining independent third party quality approval certifications, specific customer quality system approvals and top supplier ratings through strong performance on existing contracts.

      In addition to maintaining our status as a preferred supplier, we work closely with customers to assure that our investments are concentrated in production capabilities that are aligned with customer sourcing and subcontracting strategies. Also, we constantly work to support our customers in their political, industrial and international initiatives.

      Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually obtained by successfully performing initial contracts. Our long-term business base generally benefits from barriers to entry resulting from investments, certifications and manufacturing techniques developed during the initial manufacturing phase.

      As our business base grows with targeted customers and significant market share is obtained, we endeavor to develop our relationship to one of a partnership where initial contracts are also obtained as single source awards and follow-on pricing is negotiated on a cost plus basis.

The Market

      During most of the 1990s, defense spending remained flat or experienced a slight decline. In the late 1990's and the early years of the new decade, Boeing experienced some market share loss to Airbus which adversely affected the domestic aerospace business. The events of 9/11 caused a further deterioration in the domestic commercial aircraft industry, which had been poised for growth as a result of the anticipated replacement of aging airframes.

      More recently, the United States defense budget is at an all time high and is currently expected to continue at this level through the Bush Administration and for the next several years. In addition, the world wide commercial aircraft industry is experiencing an increase in activity as a consequence of significant growth in passenger flights and air cargo traffic, and the development of the Boeing 787 Fuel Efficient Dreamliner. Increased utilization of existing resources in the commercial aircraft industry should result in demand for our services. More specific to our business, the war on terrorism has hastened the need to replace older helicopters in the various state Army and Air National Guard Units with up to date Blackhawk models as these units have been mobilized to serve in Afghanistan and Iraq. We are the largest supplier of flight critical parts for the Sikorsky Blackhawk.

Backlog

      We have a number of long-term multi-year agreements with several of our customers. These agreements specify the part number, specifications and price of the covered products for a specified period of performance, but do not authorize immediate shipment. These agreements do not obligate a customer to buy required product from us. Nevertheless, generally, before a customer will award such an agreement we or any other supplier must demonstrate the ability to produce product meeting the customer's specifications at an acceptable price. It is a time consuming process for a customer to qualify us or any other supplier for a particular part or subassembly, so most customers tend to limit the number of contracts awarded and, so long as performance is acceptable, will only seek to re-bid a contract at lengthy intervals. Customers issue release orders against these contracts periodically to satisfy their needs. In addition to our long term agreements, we regularly enter into agreements with customers calling for a specified quantity of a product at a fixed price on firm delivery dates. Our reported backlog includes only dollar amounts under long term agreements for which we have actual release orders with firm delivery dates and fixed contracts. The backlog information set forth herein does not include the sales that we expect to generate from long-term agreements associated with long-term production programs but for which we do not have actual purchase orders with firm delivery dates.

      As of April 10, 2006, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $39 million.

Competition

      The markets for our products are highly competitive. For the most part we manufacture items to customer design and compete against companies that have similar manufacturing capabilities in a global marketplace. Consequently, our ability to obtain contracts is tied to our ability to provide quality products at competitive prices which requires continuous improvements in our capabilities to assure competitiveness and value to our customers. Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

      Many of our competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers, including Monitor Aerospace, a division of Stellex Aerospace, Hydromil, a division of Triumph Aerospace Group, Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation. Many of our competitors are divisions of larger companies having significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.

Raw Materials and Replacement Parts

      As a product integrator our manufacturing processes require substantial purchases of raw materials, hardware and subcontracted details. As a result, much of our success in meeting customer demand involves effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets. Most suppliers are unwilling to commit to long-term contracts, which can represent a substantial risk as our strategy often involves long term fixed pricing with our customers. We believe that the availability of raw materials to us is adequate to support our operations.

      We have approximately 14 key sole-source suppliers of various parts that are important for one or more of our products. These suppliers are our only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide us parts for any reason, our business could be materially adversely affected.

Future Expansion and Acquisition Strategy

      Since the 1990's, the aerospace and defense industry has undergone a radical restructuring and consolidation. The largest prime contractors have merged, resulting in fewer, but larger, entities. A prime example is Boeing, which acquired McDonnell Douglas. Others include Lockheed Martin, the result of Lockheed's acquisition of Martin Marietta, and the aerospace divisions of General Dynamics and Northrop Grumman, which fused together Northrop, Grumman, Westinghouse and Litton Industries into one entity.

      This trend has permeated through the industry eliminating many companies as the prime contractors streamlined their supply chains. To survive, companies must invest in systems and infrastructures that align their capabilities with the needs of the prime contractors. At a minimum, Tier III and IV suppliers must be fully capable to interactively work within a computer aided three dimensional automated engineering environment and must have third party quality system certifications attesting to their abilities.

      The industry's drive to efficiency will create enhanced pressures on many aerospace/defense critical component manufacturers, particularly those with $15-$100 million in annual sales, referred to herein as the "Tier III/IV Manufacturing Sector", and these manufacturers will have to either upgrade their systems to achieve quality approvals or leave the industry.

      In response to this drive towards greater operating and economic efficiency, our objective is to achieve a leading role in the consolidation of the Tier III and IV Manufacturing Sectors. In this regard, our core strategy will be to selectively acquire synergistic manufacturers of "lynchpin" products and technologies, upon which larger, more complex and key defense systems and platforms can be established. We believe that numerous acquisition opportunities of such kind exist, particularly given the evolutionary stage of a number of existing businesses in the sector, the age of many of the owner-principals and their perceived and stated desire to facilitate a liquidity event for their investment in the near term. Furthermore, we believe that by executing a well-defined consolidation strategy in the Tier III and IV Manufacturing Sectors, we will be able to achieve significant cost savings, operational efficiencies and overall economic synergies. AIM was our initial strategic acquisition and will serve as our operating platform for subsequent acquisitions and organic growth.

      The Company will focus on acquiring profitable, privately held entities or divisions of larger entities with annual sales between $15 and $100 million in the aerospace and defense-related fields. The Company will initially seek enterprises whose products are synergistic and complementary to AIM's current product line and which can benefit from the Company's existing engineering talents and manufacturing capabilities. The Company will look for candidates whose products are components of larger mission critical systems and which can be upgraded from simple parts to complex, higher-margin component system subassemblies through the use of AIM's engineering talents. The Company intends to focus on entities with reputations for high quality standards whose management can be absorbed into the Company. When possible, the Company will seek to combine existing operations to absorb excess capacity and eliminate duplicative facilities. It is contemplated that future acquisitions will be facilitated by using either the Company's stock, cash or debt financing, or some combination thereof. Given our limited available cash, it is likely that we will have to rely upon seller financing or debt financing provided by third parties to complete acquisitions for the foreseeable future. There can be no assurance that such financing will be made available to us and, our need to rely upon such sources may make it difficult for us to complete any transaction in competition with larger better capitalized competitors.

      The Company also intends to expand its operations through internal growth. The Company will seek to attract new customers through proactive industry marketing efforts including direct sales programs, participation at trade shows, technical society meetings and similar activities. Additionally, the Company will seek to capitalize on its engineering capabilities by partnering with other lower cost manufacturers which can benefit from the Company's expertise.

Government Regulation

      Environmental Regulation

      We are subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (RCRA) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York, the handling, storage and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

      Federal Aviation Administration Regulation

      We are subject to regulation by the Federal Aviation Administration (FAA) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

      Government Contract Compliance

      Our government contracts and those of many of our customers are subject to the procurement rules and regulations of the United States government, including the Federal Acquisition Regulations ("FAR"). Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

      We believe that we are in substantial compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

Employees

      AIM employs approximately 160 principally union employees and maintains what it believes are, and what historically have been, good relationships with its union. AIM is a party to two collective bargaining agreements with the United Services Workers, IUJAT, Local 355 (the "Union"), one is dated September 1, 2004, and covers all of AIM's full time employees (the "2004 Collective Bargaining Agreement") and the other is dated January 1, 2005, and covers all of AIM's administrative employees (the "2005 Collective Bargaining Agreement", together with the 2004 Collective Bargaining Agreement, the "Collective Bargaining Agreements"). The terms and provisions of each of the Collective Bargaining Agreements are substantially the same. Each of the Collective Bargaining Agreements terminates on December 31, 2007; however, the 2005 Collective Bargaining Agreement automatically renews from year to year thereafter unless written notice is given by either party not less than sixty
(60) days prior to the termination date of its intention to terminate or modify the 2005 Collective Bargaining Agreement. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Service Worker's Security Fund. Each of the Collective Bargaining Agreements contains a "no strike" clause, whereby, during the terms of each of the Collective Bargaining Agreements, the Union will not strike and AIM will not lockout its employees. Employees of AIM covered by the 2004 Collective Bargaining Agreement have a sixty (60) day probationary period where they can be discharged by AIM for any reason whatsoever; however, employees of AIM covered by the 2005 Collective Bargaining Agreement have a thirty (30) day probationary period. Any discharge that occurs after the expiration of the probationary period may be challenged by the Union through the grievance procedure set forth in the Collective Bargaining Agreements.

Risk Factors

      The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of the Common Stock could decline significantly.

Risks of the Acquisition

      There can be no assurance that any benefits to AIM's business will be achieved from its acquisition by Original Gales and the merger of Original Gales into a public company, the Real Estate Acquisition or the New Loan Facility (the "Transactions") or that the results of operations of AIM prior to the Merger will not be adversely impacted by the Transactions. As of November 30, 2005, Luis Peragallo and Jorge Peragallo, formerly the principal shareholders of AIM, resigned from their positions with AIM. Even though Peter Rettaliata and Dario Peragallo, two of AIM's officers (President and Executive Vice President, respectively), will continue to serve as officers of AIM and will serve as officers of our Company, there can be no assurance that the management of our company will have the necessary experience to operate AIM's business. The process of combining the organizations of Original Gales, AIM and our Company could interrupt the activities of part or all of AIM's business, and could cause fundamental changes in AIM's business, which could have an adverse effect on the results of operations. The past results of AIM's operations are not necessarily indicative of the future results of our operations. In addition, AIM's results of operations will be affected by the significant increase in expenses relating to financial statements preparation and other requirements applicable to publicly traded companies.

Limited Recourse Against AIM Shareholders

      Pursuant to the Stock Purchase Agreement relating to the acquisition of AIM by Original Gales, the obligations of the former shareholders of AIM (the "AIM Shareholders") to indemnify us for breaches of their representations and warranties are, with certain exceptions, limited to $2.5 million. Consequently, we will have no recourse against the AIM Shareholders for claims in excess of such amount.

The inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management.

      Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. There can be no assurance that we will be able to identify, attract and retain experienced personnel.

      Our future success depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

      As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include, among other things, exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results will fluctuate due to the costs and expenses of acquiring and integrating new businesses. We may also experience difficulties in assimilating the operations and personnel of acquired businesses. Our ongoing business may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

Any reduction in government spending on defense could materially adversely impact our revenues, results of operations and financial condition.

      There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding to pay for other programs. Future reductions in United States Government spending on defense or future changes in the kind of defense products required by United States Government agencies could limit demand for our products, which would have a materially adverse effect on our operating results and financial condition.

      In addition, potential shifts in responsibilities and functions within the defense and intelligence communities could result in a reduction of orders for defense products by segments of the defense industry that have historically been our major customers. As a result, demand for our products could decline, resulting in a decrease in revenues and materially adversely affecting our operating results and financial condition.

We depend on revenues from a few significant relationships, in particular with Sikorsky Aircraft, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

      In general, AIM has derived a material portion of its revenue from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sikorsky accounts for approximately 51% of our sales. Any adverse change in our relationship with such customer could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

Continued competition in our markets may lead to a reduction in our revenues and market share.

      The defense and aerospace component manufacturing market is highly competitive and we expect that competition will continue to increase. Current competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. We expect that more companies will enter the defense and aerospace component manufacturing market. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

      Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock could significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our Common Stock. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our Common Stock, as well as our overall operating results.

We may lose sales if our suppliers fail to meet our needs.

      Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from sole sources or from a limited number of sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition.

Attracting and retaining key personnel is an essential element of our future success.

      Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial, technical, marketing and information technology support positions. Attracting and retaining skilled workers and qualified sales representatives is also critical to us. Experienced management and technical, marketing and support personnel in the defense and aerospace industries are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Terrorist acts and acts of war may seriously harm our business, results of operations and financial condition.

      United States and global responses to the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats, and other global crises and responses thereto, may adversely affect the Company.

      While some of our products may experience greater demand as a result of increased U.S. Government defense spending, various responses could realign U.S. Government programs and affect the composition, funding or timing of our government programs and those of our customers. U.S. Government spending could shift to defense programs in which we and our customers do not participate. As a result of the September 11th terrorist attacks and given the current Middle East and global situation, U.S. defense spending is generally expected to increase over the next several years. Increased defense spending does not necessarily correlate to increased business, because not all the programs in which we participate or have current capabilities may be earmarked for increased funding.

      Terrorist acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could significantly impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States.

Our indebtedness may affect operations.

      As described below under "Management's Discussion and Analysis or Plan of Operation - Financial Liquidity and Capital Resources", we incurred significant indebtedness under the New Loan Facility. This indebtedness far exceeds the amount of pre-Merger debt of AIM. As a result, we are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance, which is subject to many factors, some of which are outside our control. In addition, the New Loan Facility is secured by substantially all of our assets, including the real estate acquired in the Real Estate Acquisition. In the case of a continuing default under the New Loan Facility, the lender will have the right to foreclose on AIM's assets, which would have a material adverse effect on the Company. Payment of principal and interest on the New Loan Facility may limit our ability to pay cash dividends to shareholders and the documents governing the New Loan Facility will prohibit the payment of cash dividends. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue other business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Absence of Principal Shareholders' Guarantees and Financial Accommodations

      Historically, AIM obtained money and achieved other financial accommodations through arrangements guaranteed by the AIM Shareholders. Since they sold their shares of AIM in connection with the Acquisition, the AIM Shareholders will not be providing any financial assistance to us or AIM on a going-forward basis. Consequently, we are no longer able to rely upon the credit of AIM's Shareholders when seeking to borrow money or obtain other financial accommodations.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders.

      Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue additional shares of our Common Stock or preferred stock, or a combination of common and preferred stock, to complete an acquisition. The issuance of additional shares of our Common Stock or any number of shares of our preferred stock may significantly reduce the equity interest of our current stockholders, may subordinate the rights of holders of our Common Stock if preferred stock is issued with rights senior to the Common Stock and may adversely affect prevailing market prices for our Common Stock.

      Similarly, if we issue debt securities, it could result in default and foreclosure on our assets if our operating revenues after an acquisition were insufficient to pay our debt obligations, acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant and our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Because of our limited resources and the significant competition for acquisitions, we may not be able to consummate an acquisition with growth potential, if at all.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

      We may be unable to obtain additional financing, if required, to complete an acquisition or to fund the operations and growth of any business acquired, which could compel us to abandon a particular prospective acquisition.

      If we require additional financing to complete an acquisition, we cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular acquisition, we would be compelled to restructure the transaction or abandon that particular acquisition. In addition, if we consummate an acquisition, we may require additional financing to fund the operations or growth of the business acquired. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

There is only a limited public market for our securities.

      The trading market for our Common Stock is limited and conducted on the OTC Bulletin Board. Our Common Stock is very thinly traded. There can be no assurance that we will ever achieve a listing of our securities on Nasdaq or a stock exchange or that a more active trading market will ever develop, or, if developed, that it will be sustained.

If our Common Stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

      If at any time we have net tangible assets of $5,000,000 or less and our Common Stock has a market price per share of less than $5.00, transactions in our Common Stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. If our Common Stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of investors to sell our Common Stock in the secondary market. Such rules may also cause fewer broker-dealers to be willing to make a market in our Common Stock, and it may affect the level of news coverage we receive.

Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock

      Future sales of Common Stock pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of the Common Stock. We have filed a Registration Statement on form SB-2 covering the resale by selling security holders of more than 60,000,000 shares of Common Stock. This Registration Statement (No. 333-131709) has not yet been declared effective. Relative to the number of shares of our freely-trading Common Stock outstanding, which we estimate to be approximately 2.52 million shares, the number of shares which will be sold into the marketplace pursuant to our current Registration Statement will be enormous. We believe that such sales will severely depress the market price of our Common Stock. We also intend to register on Form S-8 under the Securities Act an additional 10,000,000 shares of Common Stock, which are the shares available for issuance under our 2005 Stock Incentive Plan, of which, as of January 31, 2006, we have granted stock options to purchase 4,850,000 shares of our Common Stock. In addition, shares of our Common Stock held for one year or more will be eligible for public resale pursuant to Rule 144. In general, the shares of Common Stock which we issued in connection with the Merger and the Acquisition will become eligible for public resale under Rule 144 as of November 30, 2006. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our Common Stock.

Effect of Stock Options

      Our 2005 Stock Incentive Plan allows for the issuance of up to 10,000,000 shares of Common Stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the Company. As of November 30, 2005, options to purchase 4,850,000 shares of Original Gales' common stock became options to purchase shares of our Common Stock under our 2005 Stock Incentive Plan. The committee administering such plans will have sole authority and discretion to grant options under such plans. We may grant options which become immediately exercisable in the event of a change in control of the Company and in the event of certain mergers and reorganizations of the Company. The existence of such options could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock and may have the effect of delaying or preventing a change in control of the Company. The issuance of additional shares upon the exercise of such options could also decrease the amount of earnings and assets available for distribution to the holders of the Common Stock and could result in the dilution of voting power of the Common Stock.

Prior to November 30, 2005, AIM was not subject to Sarbanes-Oxley regulations and, therefore, may have lacked the financial controls and procedures of public companies.

      Prior to November 30, 2005, AIM did not have the internal or financial control infrastructure necessary to meet the standards of a public company, including the standards required by the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley"). Because AIM was not subject to Sarbanes Oxley, its internal and financial controls reflected its status as a non-public company. AIM did not have the internal infrastructure necessary to complete an attestation about its financial controls that would be required under Section 404 of Sarbanes Oxley. We are now required to comply with portions of Sarbanes Oxley and currently estimate that the costs of complying with Sarbanes Oxley and other requirements associated with being a public company will be $750,000 during calendar year 2006, and such cost will likely increase at such time as we are required to comply with Section 404 of Sarbanes Oxley.

Item 2. Description of Property.

      Our headquarters are situated on a 5.4-acre corporate campus in Bay Shore, New York. On such campus, we occupy three buildings consisting of 76,000 square feet. Prior to November 30, 2005, AIM leased such real property. Simultaneously with the closing of the Acquisition and the Merger, AIM purchased such property. As a consequence of such purchase, AIM is no longer required to pay rent for the use of such property.

      From January 2005 to November 30, 2005, Ashlin's corporate office was located at 4400 North Federal Highway, Suite 210, Boca Raton, Florida 33431. The lease for this property expired on March 31, 2006 and provided for a monthly rent of approximately $950. As a result of the Merger, our headquarters have been relocated to AIM's corporate campus in Bay Shore, New York.

Item 3. Legal Proceedings.

      A legal action seeking $5,000,000 has been brought against AIM by an independent contractor for personal injury allegedly caused by a fall in AIM's premises. AIM has insurance coverage for this claim in the amount of $4,000,000. The carrier has assumed the defense of this action and at a settlement mediation, the plaintiff made a demand of $2,000,000, which was rejected by the carrier. The Company believes that any judgement or settlement in this matter will be paid by the carrier.

      We were involved in litigation with J.C. Herbert Bryant, III, a former officer, director and shareholder of our Company, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, we entered into a distribution agreement with Mr. Bryant, beginning on September 26, 2002 and ending on September 25, 2007, permitting Mr. Bryant to purchase certain products from us and to exclusively distribute those products in Florida from Orlando south. In October 2003, we terminated the distribution agreement with KMS based on KMS's breach of material terms of the agreement. On December 1, 2003, we filed suit against KMS-Thin Tab 100, Inc. in the Palm Beach County Circuit Court (Case No. 2003CA012757XXCDAN) for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated and of no further force and effect. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail, and rejected a request for attorney's fees by KMS-Thin Tab 100 Inc., thus adjudicating the matter. KMS-Thin Tab 100 Inc. subsequently filed a notice of appeal.

      Subsequently, on July 29, 2005, the 4th District Court of Appeals granted our motion to dismiss the appeal by KMS-Thin Tab 100 Inc.

Item 4. Submission of Matters to a Vote of Security Holders.

      In January 2006, shareholders holding 7,717,603 shares (approximately 52.5%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from Ashlin Development Corporation to Gales Industries Incorporated, to change our domicile from Florida to Delaware and to adopt our 2005 Stock Incentive Plan. On or about January 26, 2006, we mailed to our shareholders an information statement on
Schedule 14C with respect to such matters and, on February 15, 2006, we changed our name and domicile as described above and the shareholder approval of our 2005 Stock Incentive Plan was completed.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol "GLDS" ("ASHN" prior to our name change on February 15, 2006). Prior to the effectiveness of our Plan of Reorganization, our symbol was "HNNS". The prices set forth below reflect the quarterly high and low sale price information for shares of our Common Stock during the last two fiscal years. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There were no trades of our securities on the OTCBB prior to October 4, 2000.

      2005 Quarter Ended                High                  Low
      ------------------                ----                  ---
       December 31, 2005               $0.85                 $0.11
      September 30, 2005               $0.15                 $0.07
         June 30, 2005                  0.10                  0.06
        March 31, 2005                  0.18                  0.05

      2004 Quarter Ended                High                  Low
      ------------------                ----                  ---
       December 31, 2004               $0.07                 $0.01
      September 30, 2004                0.25                  0.06
         June 30, 2004                  0.75                  0.18
        March 31, 2004                  0.68                  0.13

      2003 Quarter Ended                High                  Low
      ------------------                ----                  ---
       December 31, 2003               $0.53                 $0.11
      September 30, 2003                0.60                  0.07
         June 30, 2003                  0.10                  0.04
        March 31, 2003                  0.05                  0.04

      As of March 31, 2006, there were approximately 77 holders of record of our Common Stock and approximately 164 holders of record of our Preferred Stock.

      Prior to June 29, 2000, we were not a reporting company and were not required to file quarterly, annual, and other reports with the SEC.

      We have not declared or paid any cash dividends on our Common Stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors. Prior to the Merger, AIM was a Subchapter S corporation and made distributions to its shareholders to enable them to pay income taxes on their allocable portion of the Company's income.

      As of February 28, 2006, approximately 52,652,244 shares of our Common Stock were subject to issuance upon exercise or conversion of outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

      The following table provides information as of December 31, 2005 about our equity compensation plans and arrangements as of December 31, 2005.

            Equity Compensation Plan Information - December 31, 2005

                                                                                                       (c)
                                                                                               Number of securities
                                                                                             remaining available for
                                               (a)                         (b)                future issuance under
                                     Number of securities to        Weighted-average           equity compensation
                                     be issued upon exercise        exercise price of            plans (excluding
                                     of outstanding options,      outstanding options,       securities reflected in
        Plan Category                  warrants and rights         warrants and rights             column (a))
-------------------------------     --------------------------    ----------------------     -------------------------
  Equity compensation plans
 approved by security holders
             (1)                               --                         $ --                         --
-------------------------------     --------------------------    ----------------------     -------------------------
Equity compensation plans not
 approved by security holders
             (2)                            8,988,678                     $.22                      5,150,000
-------------------------------     --------------------------    ----------------------     -------------------------
         Total (1)(2)                       8,988,678                     $.22                      5,150,000
===============================     ==========================    ======================     =========================

(1) All of the options previously granted under our 1998 Stock Option Plan were terminated or cancelled during 2005. We terminated our 1998 Stock Option Plan following the Merger.

(2) Shareholder approval of our 2005 Stock Incentive Plan was completed as of February 15, 2006. In connection with the Merger, our Board adopted our 2005 Stock Incentive Plan, and issued stock options to purchase 4,850,000 shares to our new executive officers. The vesting and exercise prices of the 4,850,000 options which we granted to executive officers in 2005 are described below in the footnotes under "Executive Compensation - Option Grants In Last Fiscal Period". 5,150,000 shares remain available for grant under our 2005 Stock Incentive Plan. Of the 8,988,678 shares issuable upon exercise of outstanding options, warrants, and other rights, 4,090,950 shares underlie a warrant issued to GunnAllen Financial, Inc. in connection with our offering of our Series A Convertible Preferred Stock and 47,728 shares underlie a warrant issued to GunnAllen Financial, Inc. in connection with our $105,000 Bridge Financing. Both warrants are exercisable at $0.22 per share.

Recent Sales of Unregistered Securities

      Our recent sales of unregistered securities during the fourth quarter of 2005 were disclosed in our Current Report on Form 8-K filed with the Commission on December 6, 2005 and in our Current Report on Form 8-K filed with the Commission on December 21, 2005. Certain of our disclosures with respect to recent sales of unregistered securities, previously set forth in our Form 8-K filed on December 6, 2005, are set forth again below with certain modifications and clarifications from the original disclosure:

      In February 2005, Original Gales, in consideration for an investment of $22,500, issued to the investor a convertible promissory note in the principal amount of $22,500, convertible at the price of $0.11 per share into shares of Common Stock. As of the closing of the Merger, the investor converted this $22,500 note, plus interest accrued thereon, into 226,334 shares of our Common Stock.

      In September 2005, Original Gales received $105,000 in financing from two investors (the "$105,000 Financing") and, in connection therewith, issued to such investors warrants to purchase an aggregate of 477,273 shares of Common Stock at a price of $0.22 per share, exercisable until September 30, 2010. GunnAllen Financial, Inc. served as our placement agent in the $105,000 Financing and received cash compensation equal to $10,500 and a non-accountable expense allowance equal to $2,100. GunnAllen Financial also received a warrant to purchase 47,728 shares of Common Stock, exercisable at $0.22 per share until September 30, 2010. Such warrant provided for cashless exercise.

      As of November 30, 2005, pursuant to the Merger Agreement, we issued an aggregate of 10,673,107 shares of our Common Stock. In addition, as a condition to the Merger Agreement, we agreed to nominate James Brown to serve on our Board and issued 100,000 shares of our Common Stock to him in November 2005.

      We believe that all of the issuances of securities described above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Introduction

      Michael Gales and Louis Giusto formed Original Gales as a private company in October 2004 to acquire a company operating in the defense sector. Mr. Gales had been introduced to AIM in 1996 and initiated discussions about the possibility of acquiring AIM even prior to the formation of Original Gales. As a result of these discussions, in July 2005, Original Gales, AIM and the shareholders of AIM entered into the Purchase Agreement.

      While it was negotiating with the shareholders of AIM, Original Gales determined that it would be more likely to raise the funds necessary to acquire AIM if Original Gales were a public company or were to be acquired by a public company. In August 2005, after the execution of the Purchase Agreement and after it had entered into a Letter of Intent with GunnAllen Financial, Inc., Original Gales was introduced to James Brown, then our President. At such time, we had no operating business. Original Gales proposed that we enter into a transaction whereby we would be acquired by Original Gales in a "reverse merger." Given that

Original Gales had already entered into the Purchase Agreement with AIM's shareholders and the Placement Agreement with GunnAllen, we determined that it was in the interests of our shareholders to do so, provided that prior to the consummation of the reverse merger Original Gales received the necessary financing through the private placement with GunnAllen and acquired AIM. To that end, we entered into negotiations with Original Gales that resulted in the execution of the Merger Agreement on November 14, 2005. The terms of the Merger Agreement were the result of arms' length negotiations between our management and the management of Original Gales and were unanimously approved by our board of directors. In determining to enter into the Merger Agreement, we sought to ensure that our shareholders would retain shares valued, in the aggregate, at approximately $800,000 based upon the price at which Original Gales was offering its shares in its private placement.

      Pursuant to the Merger Agreement, on November 30, 2005 (the "Closing Date") Original Gales merged (the "Merger") into our wholly-owned subsidiary, Merger Sub. Pursuant to the Merger Agreement, we issued 10,673,107 shares of our common stock (representing 74% of our outstanding shares as of the date of the Merger) and 900 shares of our Series A Convertible Preferred Stock convertible into an aggregate of 40,909,500 shares of our common stock for all the issued and outstanding shares of Gales. Our shareholders prior to the Merger continued to own 3,823,980 shares of our common stock which, based upon a value of approximately $.22 per share (the price at which the common shares of Original Gales were effectively sold in the private placement of preferred stock) were worth approximately $800,000.

      Immediately prior to the closing of the Merger, Gales acquired (the "Acquisition") all of the outstanding capital stock of Air Industries Machining, Corp. ("AIM"), a New York corporation, pursuant to the Purchase Agreement. The aggregate purchase price paid to AIM's four shareholders for 100% of the capital stock of AIM was: (i) $3,114,296 in cash, (ii) $1,627,262 principal amount of promissory notes, of which notes in the principal amount of $665,262 are convertible into common stock at a conversion price of $.40 per share and (iii) 490,060 shares of common stock. In addition, Original Gales paid an aggregate of $1,053,862 in connection with the Acquisition, which included legal and accounting expenses ($300,000) incurred by AIM and its shareholders and $270,403 to enable AIM's shareholders to pay income taxes accrued prior to closing. The purchase price paid to AIM's shareholders was the result of arms' length negotiation between Original Gales and the AIM shareholders.

      The funds used by Original Gales to acquire AIM were obtained through a $9 million private placement of its preferred stock (the "Private Placement"), the initial closing of which occurred on November 30, 2005. In its Private Placement, Original Gales sold 90 Units, each Unit consisting of 10 shares of convertible preferred stock, each such share convertible into 45,455 shares of Original Gales' common stock, without giving effect to shares of common stock which may be issued upon conversion of shares of preferred stock issuable to investors as dividends. In addition to the payment of the cash portion of the purchase price for AIM, the proceeds of Original Gales' Private Placement were used to pay expenses relating to the Private Placement, the Acquisition of AIM, the Merger with us and related transactions, and to repay $150,000 in promissory note obligations which Original Gales incurred in bridge financings, and for working capital. Pursuant to the Merger each share of convertible preferred stock of Original Gales was converted into one share of our Series A Convertible Preferred Stock. Each share of our Series A Preferred Stock is convertible into 45,455 shares of our Common Stock, or 40,909,500 shares in the aggregate. The price at which the preferred shares of Original Gales was offered in the Private Placement and the terms of such shares were determined by negotiation with GunnAllen based, in part, upon the parties' estimations of the value of AIM and the ability of the management of Original Gales to execute their business strategy.

      Contemporaneously with the Acquisition, AIM completed the acquisition from affiliates of AIM, for $4,190,000, of a three-building (76,000 square feet), 5.4-acre corporate campus which was being leased by AIM from its affiliates prior to the Closing Date in Bay Shore, New York (the "Real Estate Acquisition"). The purchase price for the real property was determined by arms' length negotiations between Original Gales and the owners of the real estate and approximated the value thereof as determined by an independent appraisal obtained by the sellers of the real estate. In connection with such real estate purchase, AIM entered into a loan facility (the "New Loan Facility") with PNC Bank, secured by all of AIM's assets, including the newly acquired real property. The New Loan Facility provides AIM with up to $14,000,000 in debt facilities as follows: $9,000,000 in a revolving credit facility, $3,500,000 in a term loan, and $1,500,000 in new equipment financing. In addition to the paying for the Real Estate Acquisition, the proceeds of the New Loan Facility were used to pay off debts of AIM to its prior lender and certain of its shareholders, totaling approximately $5,800,000, and will be used for working capital.

      Currently, the operations of AIM are our only business. As a result of the Merger, the former stockholders of Original Gales became the controlling stockholders of our company. Additionally, since we had no substantial assets immediately prior to the Merger, the transaction was treated for accounting purposes as a reverse acquisition and accounted for as a recapitalization of Gales rather than a business combination. Consequently, the historical financial statements of Original Gales are now the historical financial statements of our Company and the historical stockholders' equity of Original Gales has been restated to reflect the recapitalization.

      Prior to the acquisition of AIM, Original Gales had no operating assets. Because of the change in ownership, management and control that occurred in connection with the Acquisition of AIM, for financial reporting purposes the Acquisition was accounted for as a purchase by Original Gales. Accordingly, the purchase price was allocated among AIM's assets and liabilities based upon their fair values as of the completion of the Acquisition. Because the purchase price, net of the liabilities assumed, exceeded the fair value of the assets acquired, Original Gales recorded goodwill of $1,265,963. Because the real estate acquisition was completed subsequent to the Acquisition of AIM, the shareholders of the entities which owned the real estate were not affiliates of AIM as of the completion of such transaction. Therefore, the acquisition of the real estate was treated as a purchase by AIM and the purchase price and related acquisition costs, which approximated the fair market value of the property, were reflected on Original Gales' financial statements (which now form the basis of our financial statements) as the basis of the real estate.

      The financial statements presented are those of Original Gales for the year ended December 31, 2005, inclusive of the activity of AIM from the date of Acquisition. The Management's Discussion and Analysis below includes the combined results of operations of Original Gales and AIM (unaudited) for the 2005 year as if these entities were combined for that period. To provide a basis for comparison, there are also included below the historical financial information of AIM for the 11 months ended November 30, 2005, and the years ended December 31, 2004 and 2003. AIM is currently our only operating business. AIM historically operated as a private company. There can be no assurance that our future operating results will be comparable to those achieved by AIM in the past. It should also be noted that prior to the Acquisition, AIM operated as a Subchapter S company and incurred no income taxes. For purposes of the following discussion, we have assumed that AIM incurred income taxes during years 2003, 2004 and 2005 at an effective rate of 40.02%.

Overview

      AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry. Approximately 85% of AIM's revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of AIM's revenues. The remaining 15% of revenues represent sales in the airframe manufacturing sector to major aviation manufacturers.

      AIM has evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotorhub components, rocket launching systems, arresting gear, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      AIM is the largest supplier of flight safety components for Sikorsky. Sales of parts and services to Sikorsky account for approximately 51% of AIM's revenue, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2010.

      The, following discussion and analysis should be read in conjunction with the financial statements and notes, included with this report.

Results of Operations

The following table sets forth, for the periods indicated, certain components of our statements of operations:

                           Year Ended                  Year Ended                        Year Ended
                           December 31, 2005(1)(3)     December 31, 2004(2)(3)           December 31, 2003(2)(3)
Net Sales                  $30,735,103                 $24,818,333                       $22,334,926

Cost of Sales              26,426,553                  21,400,878                        19,531,292

Gross Profit               4,308,550                   3,417,455                         2,803,604

Selling Expenses           357,854                     321,727                           309,479

G&A Expense                2,440,194                   1,356,809                         1,249,184

Interest Expense           759,552                     505,425                           441,867

Minority Interest          74,904                      131,552                           83,363

Income before Provision
for taxes                  676,046                     1,104,515                         719,841

Pro-Forma Provision for
Taxes(3)                   271,770                     444,015                           289,376

Pro-Forma Net Income       404,276                     660,500                           430,465


1) The information for December 31, 2005, combines the operating results of Original Gales and AIM, operating as a Subchapter S corporation for the period January 1, 2005 through November 30, 2005.
2) The information for December 31, 2004 and 2003 are from the audited operating statements of AIM.
3) Prior to November 30, 2005, AIM elected to be treated under Subchapter "S" of the Internal Revenue Code and incurred no income taxes For purposes of the above presentation taxes were calculated using an effective 40.02% tax rate in accordance with FAS 109. The information above does not give pro-forma effect to the acquisition of AIM. Unaudited pro-forma financial statements giving effect to the acquisition of AIM are included in Note 14 to the financial statements.

      Year ended December 31, 2005 compared to year ended December 31, 2004

      Net Sales. Net sales were $30,735,103 in the year ended December 31, 2005 ("Fiscal 2005") an increase of $5,916,770 (23.8%) from net sales of $24,818,333 in Fiscal 2004. The increase in net sales was attributable to continued significant growth in sales in the military aerospace sector resulting from increased military activity, together with price increases that took effect in late 2005 under a number of our long term agreements with a significant customer.

      Gross Profit. Gross profit was $4,308,550 in Fiscal 2005 (14.0% of net sales), compared to gross profit of $3,417,455 in Fiscal 2004 (13.8% of net sales). The increase in gross profit reflects the increase in revenues. The increase in gross profits as a percentage of sales represents a continuation of the shift in production to higher margin military products.

      Selling Expenses. Selling expenses were $357,854 in Fiscal 2005, an increase of $36,127(11.2%) from selling expenses of $321,727 in Fiscal 2004. The increase in selling expenses reflects an increase in shipping supplies, transportation expenses and depreciation of transportation equipment partially offset by decreases in field engineering expenses and out bound freight expenses.

      General and Administrative Expenses. General and administrative expenses were $2,440,194 in Fiscal 2005, an increase of $1,083,385 (79.8%) from general and administrative expenses of $1,356,809 in Fiscal 2004. The increase was primarily due to an increase in officers' salaries, an increase in office personnel to support the increased sales, an increase in professional fees attributable to legal, accounting and audit fees as well as consulting costs incurred in connection with modifications to AIM's information technology network. In addition, Fiscal 2005 reflects non-cash compensation resulting from the inclusion of expenses calculated pursuant to FAS 123R dealing with the post-Merger Company's stock option plan. In addition, a provision for bad debt was booked based upon management's assessment of the collectibility of outstanding receivables.

      Interest Expense. Interest expense was $759,552 in Fiscal 2005 an increase of $254,127 (50.3%) from interest expense of $505,425 in Fiscal 2004. The increase in interest expense resulted from an increase in borrowing rates as well as additional interest expense as a result of the financing of the Acquisition of AIM and purchase of the real estate.

      Minority Interest. Minority interest represents the income attributable to AIM's real estate realized by the affiliates of AIM that owned the real estate prior to its acquisition by AIM in 2005. Minority interest income was $74,904 in Fiscal 2005 a decrease $56,648 from $131,552 in Fiscal 2004. The decrease reflects the elimination of the interest of AIM's affiliates as a result of the acquisition of the real estate by AIM on November 30, 2005.

      Income before provision for income taxes was $676,046 in Fiscal 2005 a decrease of $428,469 (38.8%) from income before taxes of $1,104,515 in Fiscal 2004. The income before taxes in 2005 combines the income earned by AIM during the eleven month period ended November 30, 2005 of $1,425,750, with a $749,704 loss incurred during December 2005. The loss resulted primarily from the impact on AIM's business of the Acquisition, together with expenses relating to the Company as a new public entity.

      Year ended December 31, 2004 compared to year ended December 31, 2003

      Net Sales. Net sales were $24,818,333 in the year ended December 31, 2004 ("Fiscal 2004") an increase of $2,483,407 (11.1%) from net sales of $22,334,926 in the year ended December 31, 2003 ("Fiscal 2003"). The increase in net sales was attributable to significant growth in sales in the military aerospace sector resulting from increased military activity, partially offset by a decrease in sales to the commercial sector as a result of a shift by certain customers to overseas suppliers and the expiration of multi-year contracts to support machined components and assemblies on a number of Boeing's aircraft.

      Gross Profit. Gross profit was $3,417,455 in Fiscal 2004 (13.8% of net sales), compared to gross profit of $2,803,634 in Fiscal 2003 (12.6% of net sales). The increase in gross profit reflects the increase in revenues. The increase in gross profits as a percentage of sales represents a shift in production to higher margin military products.

      Selling Expenses. Selling expenses were $321,727 in Fiscal 2004 an increase of $12,248(4%) from selling expenses of $309,479 in Fiscal 2003. The increase in selling expenses reflects an increase in freight expenses, transportation expenses and depreciation of transportation equipment.

      General and Administrative Expenses. General and administrative expenses were $1,356,809 in Fiscal 2004, an increase of $107,625 (8.62%) from general and administrative expenses of $1,249,184 in Fiscal 2003. The increase was primarily due to an increase in officers' salaries, an increase in office personnel as a result of the increased sales, an increase in professional fees attributable primarily to legal costs related to shareholder matters, and consulting costs incurred in connection with modifications to AIM's IT network.

      Interest Expense. Interest expense was $505,425 in Fiscal 2004 an increase of $63,558 (14.4%) from interest expense of $441,867 in Fiscal 2003. The increase in interest expense resulted primarily from an increase in AIM's borrowings and increases in amounts due to AIM's shareholders, principal commercial lender and under capital lease obligations more than offset decreases in the mortgages on AIM's real estate and long term capital lease obligations.

      Minority Interest. Minority interest income was $131,552 in Fiscal 2004 an increase of $48,189 (57.8%) from $83,363 in Fiscal 2003. The increase in minority interest income reflects the impact of the acquisition of portions of the real estate by AIM's affiliates in the fourth quarter of Fiscal 2003.

      Income before provision for income taxes was $1,104,515 in Fiscal 2004 an increase of $384,674 (53.4%) from income before taxes of $719,841 in Fiscal 2003.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

      We believe that our cash requirements in the next twelve months will be met by our revenues from operations and our cash reserves, which were $1.058 million as of December 31, 2005, together with amounts available under our Credit Agreement.

      AIM had financed its operations and investments up to the Closing Date principally through revenues from operations. As a private company, AIM did not have many of the expenses which we have as a public company. As a result of the AIM Acquisition, we have significantly increased cash requirements relating to the preparation of financial statements, our compliance with the Exchange Act requirements, the registration of shares under the Securities Act, and other requirements applicable to public companies. We expect such increased cash requirements to be approximately $750,000 in 2006, subject to a substantial increase if we become obligated to comply with Section 404 of Sarbanes-Oxley.

      In connection with the Acquisition of AIM, we incurred notes payable obligations in the aggregate principal amount of $1,627,262, of which $665,262 are in the form of convertible promissory notes which we may convert into shares of Common Stock at $.40 per share upon effectiveness of the Registration Statement on Form SB-2 which we have filed under the Securities Act. The remaining $962,000 principal amount of note is repayable by us in 20 equal quarterly installments of $48,100 principal plus interest. The holder of a convertible bridge note in the principal amount of $22,500 has converted such note into shares of our Common Stock.

      As of November 30, 2005, under the New Loan Facility, we incurred approximately $5,943,000 in debt under the revolving credit facility and $3,500,000 under a term loan. We have borrowed approximately $528,000 under our $1.5 million equipment line of credit available under the New Loan Facility. The revolving credit facility requires us to pay interest monthly on the outstanding principal amount. This monthly interest payment amount fluctuates because the outstanding principal amount and interest rate under the revolving credit facility varies from month to month. The term loan requires us to make 47 equal monthly payments of $31,667 plus interest with the balance due at the time of the 48th payment. We believe that all of the applicable interest rates under the New Loan Facility are consistent with prevailing interest rates in the lending industry.

      All of the proceeds of the term loan and approximately $850,316 of the borrowings under the revolving credit facility were used to complete the Real Estate Acquisition. In addition, proceeds from the New Loan Facility were used to pay off AIM's debt to its prior lender and will be used for working capital for AIM's business.

      As of December 31, 2005, we had equipment leases which required us to make monthly payments of approximately $37,100.

      On November 30, 2005, we completed (through Original Gales) the first closing of the Offering to accredited investors for gross proceeds of $6,793,280. Commissions, management fees and non-accountable expense allowance which Original Gales paid to the placement agent in such first closing amounted to an aggregate of $815,194. The proceeds of the first closing of the Offering, in general, were and will be used for paying the cash portion of the purchase price for the Acquisition of AIM, for the repayment of $150,000 in note obligations which Original Gales incurred in bridge financings, for payment of certain real estate taxes and accrued rent on AIM's real property, for expenses of the Offering, Acquisition, Merger and related transactions, for satisfaction of certain loans from the shareholders of AIM to AIM, and for working capital for us and AIM. We received $2,206,720 in additional gross proceeds from the second closing of the Offering on December 15, 2005.

      The holders of Preferred Stock are entitled to receive payment-in-kind dividends (payable in shares of Preferred Stock), prior to and in preference to any declaration or payment of any dividend on the Common Stock, at the rate of 8% per annum. However, if a registration statement for the resale of the Common Stock underlying the Preferred Stock is not declared effective by June 15, 2006, the dividend on the Preferred Stock will be due in cash from the date of such default until the default is cured.

      We expect that cash flows from operations and our cash reserves will be sufficient to pay our obligations for the next twelve months as they arise. Further, we may be able to borrow additional funds under our revolving credit facility provided that we have sufficient inventory, receivables and equipment and machinery. However, we may require additional working capital and additional financing to expand our business and make acquisitions. In the event we are not able to increase working capital and obtain additional financing, we may not be able to expand our business or make acquisitions.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our financial results.

      Inventory Valuation

      We value inventory at the lower of cost or market on a first-in-first-out basis.

      We purchase inventory only when we have signed non-cancellable contracts with our customers for orders of finished goods. We occasionally produce finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. We occasionally evaluate inventory items that are not secured by a purchase order and reserve for obsolescence accordingly. We also reserve an allowance for excess quantities, slow-moving goods, and obsolete items.

      Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized.

      Income Taxes

      Income taxes are calculated using an asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred asset will not be realized. The effect of a change in tax rates is recognized as income or expense in the period of change.

      Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective December 31, 2005, we adopted, earlier than required, the fair value recognition provisions of SFAS No. 123(R).

      Goodwill

      Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and accordingly do not amortize goodwill but test it for impairment. Impairment testing for goodwill will be performed annually, unless indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

Quantitative and Qualitative Disclosure about Market Risk

      Our primary exposure to market risk consists of changes in interest rates on borrowings under the New Loan Facility. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. Except with respect to the interest rates under the New Loan Facility, we do not have debts or hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices.

Item 7. Financial Statements.

      The financial information required by this item is set forth beginning on page F-1.

                          GALES INDUSTRIES INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                          GALES INDUSTRIES INCORPORATED

                                Table of Contents

Financial Information                                                   Page No.

Independent Auditor's Report........................................      F-3

Gales Industries Incorporated - Consolidated Balance  Sheet.........      F-4

Gales Industries Incorporated - Consolidated Statement of Operations      F-5

Gales Industries Incorporated - Consolidated Statement of
  Stockholders' Equity..............................................      F-6

Gales Industries Incorporated - Consolidated Statement of Cash Flow.   F-7 - F-8

Gales Industries Incorporated - Notes to Consolidated Financial
  Statements........................................................  F-9 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gales Industries Incorporated

We have audited the accompanying consolidated balance sheet of Gales Industries Incorporated and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the period October 28, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gales Industries Incorporated and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the period October 28, 2004 (inception) to December 31, 2004 and the year ended December 31, 2005, in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 28, 2006

                          GALES INDUSTRIES INCORPORATED

                 Consolidated Balance Sheet At December 31, 2005

ASSETS

Current Assets
  Cash and Cash Equivalents                                                        $  1,058,416
  Accounts Receivable, Net of Allowance for Doubtful Accounts of $45,000              2,623,612
  Inventory                                                                          12,603,810
  Prepaid Expenses and Other Current Assets                                             210,124
  Deposits                                                                               65,595
                                                                                   ------------

Total Current Assets                                                                 16,561,557

  Property, Plant, and Equipment, net                                                 7,716,469
  Cash Surrender Value - Officer's Life                                                  66,216
  Deferred Financing Costs                                                              486,207
  Other Assets                                                                           41,306
  Goodwill                                                                            1,265,963
                                                                                   ------------
TOTAL ASSETS                                                                       $ 26,137,718
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts Payable and Accrued Expenses                                            $  5,294,629
  Advance Payment - Customers                                                           188,199
  Notes Payable - Current Portion                                                     6,322,665
  Notes Payable - Sellers - Current Portion                                             192,400
  Capital Lease Obligations - Current Portion                                           359,197
  Due to Sellers                                                                         91,232
                                                                                   ------------

Total current liabilities                                                            12,448,322

Long term liabilities
  Notes Payable - Net of Current Portion                                              3,648,131
  Notes Payable - Sellers - Net of Current Portion                                    1,434,862
  Capital Lease Obligations - Net of Current Portion                                    820,375
  Deferred Tax Liability                                                                676,394
                                                                                   ------------

Total liabilities                                                                    19,028,084
                                                                                   ------------

Commitments and contingencies

Stockholders' Equity

  Series A Convertible Preferred - $.001 Par value, 8,003,716 Shares Authorized               1
    900 Shares Issued and Outstanding as of December 31, 2005
    Liquidation Value, $ 18,060,000
  Common Stock - $.001 Par, 120,055,746 Shares Authorized
    14,723,421 Shares Issued and Outstanding as of December 31, 2005                     14,723
  Additional Paid-In Capital                                                          7,844,614
  Accumulated Deficit                                                                  (749,704)
                                                                                   ------------

Total Stockholders' Equity                                                            7,109,634
                                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 26,137,718
                                                                                   ============

                        See notes to financial statements

                          GALES INDUSTRIES INCORPORATED

  Consolidated Statement of Operations for the Year Ended December 31, 2005(1)

Net sales                                                          $  2,777,409

Cost of Sales                                                         2,539,433
                                                                   ------------

Gross profit                                                            237,976

Operating costs and expenses
  Selling and marketing                                                  34,987
  General and administrative                                            774,401
                                                                   ------------
Loss from operations                                                   (571,412)

Interest and financing costs                                            178,292
                                                                   ------------

Net Loss                                                               (749,704)

Less: Dividend attributable to preferred stockholders                    60,000
                                                                   ------------

Net Loss attributable to common stockholders                       $   (809,704)
                                                                   ============

Loss per share (basic and diluted)                                 $      (0.06)
                                                                   ============

Weighted average shares outstanding (basic and diluted)              12,722,060
                                                                   ============

      (1) For the period from October 28, 2004 (date of inception) through December 31, 2004 the Company had no business activity and accordingly a statement of operations is not presented.

                        See notes to financial statements

                          GALES INDUSTRIES INCORPORATED

 Consolidated Statement of Stockholders' Equity For the Period October 28, 2004
      (inception) to December 31, 2004 and the Year Ended December 31, 2005

                                                                            Series A
                                                    Common Stock        Preferred Stock   Additional                       Total
                                               ----------------------   ---------------     Paid-in    Accumulated     Stockholders'
                                                  Shares       Amount   Shares   Amount     Capital     (Deficit)         Equity
                                               ------------   --------  ------   ------  ------------  ------------    ------------
Issuance of common stock effected for
  100,000 for 1 stock split                       8,705,757   $  8,706                   $     (8,706)                 $         --

Retroactive restatement of common stock
  issued in recapitalization                      3,823,980      3,824                       (128,158)                     (124,334)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 2004                       12,529,737     12,530                       (136,864)                     (124,334)

Issuance of common stock to merger
  and acquisition intermediary on
  recapitalization                                1,477,290      1,477                         (1,477)                           --

Contribution of common stock from
  shareholder in connection with
  bank financing                                                                               71,500                        71,500

Value of warrants issued in connection
  with bridge financing                                                                        43,861                        43,861

Beneficial conversion feature on shares
  issued in connection with bridge financing                                                   24,897                        24,897

Non-cash stock option compensation                                                            121,297                       121,297

Issuance of shares in connection with
  convertible note                                  226,334        226                         24,671                        24,897

Issuance of common stock to Sellers                 490,060        490                        489,570                       490,060

Private placement issued at $10,000 per share                              900        1     8,999,999                     9,000,000

Expenses of private placement                                                              (1,792,840)                   (1,792,840)

Net loss                                                                                                   (749,704)       (749,704)
                                               -----------------------  ---------------  ------------  ------------    ------------

Balance, December 31, 2005                     $ 14,723,421   $ 14,723     900   $    1  $  7,844,614  $   (749,704)   $  7,109,634
                                               =======================  ===============  ============  ============    ============

                        See notes to financial statements

                          GALES INDUSTRIES INCORPORATED

  Consolidated Statement of Cash Flows For the Year Ended December 31, 2005(1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                  $   (749,704)
                                                                          ------------
  Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
    Depreciation and Amortization                                               78,659
    Write-off of building improvements                                         256,632
    Non-Cash Interest Expense                                                   93,655
    Bad debt expense                                                            45,000
    Non-Cash Compensation Expense                                              121,297
Changes in Assets and Liabilities, net of effects of Acquisition and recapitalization:
(Increase) Decrease In Assets -
  Accounts Receivable                                                          534,378
  Inventory                                                                   (434,362)
  Prepaid Expenses and Other Current Assets                                    (31,058)
  Deposits                                                                     168,499
  Cash Surrender Value - Officer's Life                                         (3,455)
  Other Assets                                                                 (41,306)
Increase (Decrease) In Liabilities -
  Accounts Payable and Accrued Expenses                                     (1,389,406)
  Advance Payment-Customers                                                    188,199
                                                                          ------------
  Total adjustments                                                           (413,268)
NET CASH USED IN OPERATING
  ACTIVITIES (Forward)                                                      (1,162,972)
                                                                          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid in acquisition, including transaction costs of $1,053,862,
    net of cash received of $47,538                                         (4,120,620)
  Cash received on recapitalization                                              1,684
  Purchase of property and equipment                                        (4,322,975)
                                                                          ------------
NET CASH USED IN INVESTING ACTIVITIES (Forward)                             (8,441,911)
                                                                          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of Principal - Capital Lease Obligations                             (29,277)
  Repayment of notes payable to Officers and Sellers                          (884,815)
  Proceeds from Short-Term Financing, Net                                    9,970,796
  Payment of Notes Payable - Bank                                           (5,180,000)
  Proceeds from Private Placement                                            9,000,000
  Payment of issuance costs on private placement                            (1,792,840)
  Payment of Deferred Financing Costs                                         (420,565)
                                                                          ------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES (Forward)                                            10,663,299
                                                                          ------------
Net increase in cash and cash equivalents
  and cash and cash equivalents at end of the year                        $  1,058,416
                                                                          ============

(1) For the period from October 28, 2004 (date of inception) through December 31, 2004 the Company had no business activity and accordingly a statement of cash flows is not presented.

                        See notes to financial statements

                          GALES INDUSTRIES INCORPORATED

  Consolidated Statement of Cash Flows For the Year Ended December 31, 2005(1)

NET CASH USED IN OPERATING
  ACTIVITIES (Brought Forward)                                                  $ (1,162,972)
                                                                                ------------
NET CASH USED IN INVESTING ACTIVITIES (Brought Forward)                           (8,441,911)
                                                                                ------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES (Brought Forward)                                          10,663,299
                                                                                ------------
Net increase in cash and cash equivalents
  and cash and cash equivalents at end of the year                              $  1,058,416
                                                                                ============
Supplemental cash flow information
  Cash paid during the year for interest                                        $     64,078
                                                                                ============
Supplemental schedule of non cash investing and financing activities
  Shares issued in connection with deferred financing costs                     $     71,500
                                                                                ============
  Beneficial conversion feature charged as interest on bridge financing         $     24,897
                                                                                ============
  Common stock issued on conversion of bridge note                              $     24,897
                                                                                ============
  Issuance of warrants in bridge financing                                      $     43,861
                                                                                ============
  Common stock issued to Sellers in acquisition                                 $    490,060
                                                                                ============
  Net liabilities assumed on recapitalization restated to 2004                  $    124,334
                                                                                ============
  Notes payable issued for acquisition                                          $  1,627,262
                                                                                ============
  The Company purchased all of the outstanding stock of AIM for an aggregate purchase price of $6,285,480,including transaction costs, and in conjunction with this acquisition, liabilities assumed were as follows:
          Fair value of assets acquired                                         $ 20,884,787
          Consideration given for acquisition                                      6,285,480
                                                                                ------------
          Liabilities assumed                                                   $ 14,599,307
                                                                                ============

(1) For the period from October 28, 2004 (date of inception) through December 31, 2004 the Company had no business activity and accordingly a statement of cash flows is not presented.

                        See notes to financial statements

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 1. FORMATION AND BASIS OF PRESENTATION

      Merger and Acquisition

      Ashlin Development Corp (the "Company" or "Ashlin"), a Florida corporation and its newly-formed subsidiary, Merger Sub, entered into a Merger Agreement (the "Merger Agreement") on November 14, 2005 with Gales Industries Inc., a privately-held Delaware corporation ("Gales"). On November 30, 2005 (the "Closing Date") Gales merged (the "Merger") into Merger Sub. Pursuant to the Merger Agreement, the Company issued 10,673,107 shares of common stock (representing 73.6% of Ashlin's outstanding shares) and 900 shares of Series A Convertible Preferred Stock which is convertible into 40,909,500 shares of common stock of the Company for all the issued and outstanding shares of Gales. As a result of the transaction, the former stockholders of Gales became the controlling stockholders of Ashlin. Additionally, since Ashlin had no substantial assets prior to the merger, the transaction was treated for accounting purposes as a reverse acquisition of a public shell and the transaction has been accounted for as a recapitalization of Gales rather than a business combination. The historical financial statements of Gales are now the historical statements of the Company. The historical stockholders' equity of Gales have been restated to reflect the capitalization.

      On February 15, 2006, Ashlin changed its name to Gales Industries Incorporated and its state of domicile from Florida to Delaware.

      Prior to the closing of the Merger, Gales, which did not have any business operations other than those in connection with the Merger Agreement (the "Acquisition"), acquired all of the outstanding capital stock of Air Industries Machining Corp ("AIM"). Because of the change in ownership, management and control that occurred in connection with the Acquisition, in accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the transaction was accounted for as a purchase (See Note 13 Acquisition). Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No.141. Simultaneous with the Acquisition, AIM entered into a bank facility and used proceeds from the facility to acquire real estate (See Note 13 Real Estate Acquisition and Credit Facility).

      Prior to the Acquisition, Gales raised bridge financing. In connection with the Acquisition, Gales procured a private placement of Series A Preferred Stock, the proceeds of which were used to acquire AIM (See Note 13 Bridge Financing, and Private Placement). Immediately prior to the Merger, Gales had outstanding certain bridge notes convertible into shares of Gales' common stock and certain bridge warrants to purchase shares of Gales' common stock.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      The financial statements presented are those of Gales and its wholly owed subsidiary AIM from the date of acquisition, November 30, 2005, to December 31, 2005. Gales was formed in October 2004 and prior to the Acquisition did not have any business operations or other activity. For presentation purposes, see Note 14 for the results of pro forma operations if the acquisition occurred on January 1, 2005 and 2004.

      Reverse stock split

      Pursuant to the terms of the Merger Agreement, prior to the Merger, Ashlin effected a 1-for-1.249419586 reverse split of its Common Stock (the "Reverse Split"). The Reverse Split became effective November 21, 2005. The Reverse Split reduced the number of shares of Common Stock which the Company had outstanding on a fully diluted basis to 3,868,000. As a result of the Reverse Split, the conversion of the outstanding shares of Gales pursuant to the Merger for new shares of the Company's Common Stock was on a one-for-one basis. Any of the Company's shareholders who, as a result of the Reverse Split, held a fractional share of Common Stock received a whole share of Common Stock in lieu of such fractional share. After giving effect to the Reverse Split, prior to the Merger, the Company had outstanding 3,823,980 shares of Common Stock which continued to be outstanding after the Merger.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principal Business Activity

      The Company is primarily engaged in manufacturing aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry in the United States. The Company's customer base consists mainly of publicly traded companies in the aerospace industry.

      Principles of Consolidation

      The accompanying consolidated financial statements include accounts of the Company and Merger Sub and Merger Sub's wholly owned subsidiary, AIM. Significant inter company accounts and transactions have been eliminated in consolidation. The operations of the Company are conducted principally through AIM.

      Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid debt instruments with an original maturity of three months or less. Cash consists of aggregate cash balances in the Company's bank accounts and cash equivalents consist primarily of money market accounts.

      Accounts Receivable

      Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for bad debt. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts at year-end, considering age, collection history, and any other factors considered appropriate.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Inventory Valuation

      The Company values inventory at the lower of cost on a first-in-first-out basis or market.

      The Company purchases inventory only when it has signed non-cancellable contracts with its customers for orders of its finished goods. The Company occasionally produces finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. The Company occasionally evaluates inventory items that are not secured by a purchase orders and reserves for obsolescence accordingly. The Company also reserves an allowance for excess quantities, slow-moving goods, and obsolete items.

      Property and Equipment

      Property and equipment are carried at cost net of accumulated depreciation and amortization. Repair and maintenance charges are expensed as incurred. Property, equipment, and improvements are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and improvements in excess of $1,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

      Impairment of Long Live Assets

      The Company reviews long-lived assets for impairment at the facility level annually or if events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.

      Deferred Financing Cost

      Costs connected with obtaining and executing debt arrangements are capitalized and amortized on the straight-line basis over the term of the related debt.

      Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Cost of Goods Sold

      Costs for goods sold includes all direct material, labor costs, tooling and those indirect costs related to manufacturing, such as indirect labor, supplies, tools, repairs and depreciation costs.

      Use of Estimates

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are the useful lives of property and equipment, provisions for inventory obsolescence, accrued expenses and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

      Credit Risk

      Financial instruments involving potential credit risk include accounts receivable. Of the accounts receivable balance outstanding as of December 31, 2005 approximately 23% and 10% are attributable to two respective customers.

      One customer accounted for approximately 51% of the total revenues for the year ended December 31, 2005.

      Fair Value of Financial Instruments

      The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments and that the notes payable approximate fair value in that they carry market-based interest rates.

      Income Taxes

      Income taxes are calculated using an asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred asset will not be realized. The effect of a change in tax rates is recognized as income or expense in the period of change.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Earnings per share

      Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

      The Company did not include 5,229,589 warrants and 4,850,000 options to purchase the Company's common stock in the calculation of diluted earnings per share for the year ended December 31, 2005 because the effects of their inclusion are anti-dilutive.

      Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective December 31, 2005, the Company adopted, earlier than required, the fair value recognition provisions of SFAS No. 123(R).

      Goodwill

      Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets and accordingly does not amortize goodwill but tests it for impairment. Impairment testing for goodwill will be performed annually, and more frequently when indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

      Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative reporting method under SFAS No. 123(R). The Company recorded an expense of $121,297 in the accompanying statement of operations for the year ended December 31, 2005 in accordance with the measurement requirements under SFAS No. 123 (R) (see Note 12).

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that SFAS No. 151 will not have a material effect on its consolidated financial statements for the year ended December 31, 2006.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that SFAS No. 153 will not have a material effect on its consolidated financial statements for the year ended December 31, 2006.

Note 3. INVENTORY

      The components of inventory consisted of the following as of December 31, 2005:

                                   December 31, 2005
                                   -----------------
      Raw Materials                $       2,319,523
      Work in Progress                     4,905,535
      Finished Goods                       5,378,752
                                   -----------------
      Total Inventory              $      12,603,810
                                   =================

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 4. PROPERTY AND EQUIPMENT

      The components of property and equipment, at cost, as of December 31, 2005:

                                            December 31, 2005     Useful Lives
                                            -----------------   ---------------
Land                                        $       1,075,589          --
Building                                            3,226,767   25 - 31.5 years
Machinery and Equipment                             1,766,829       5 - 8 years
Capital Lease Machinery and Equipment               1,145,171       5 - 8 years
Tools and Instrument                                  253,994           7 years
Building Improvements                                  17,700          25 years
Automotive Equipment                                   26,827           5 years
Furniture and fixtures                                248,998        5- 8 years
                                            -----------------
Total property, plant, and equipment                7,761,875

Less: Accumulated Depreciation (including
  $27,434 attributable to capital leases)             (45,406)
                                            -----------------

Property, plant, and equipment, net         $       7,716,469
                                            =================

      Depreciation and amortization expense for the year ended December 31, 2005 amounted to $45,406.

Note 5. NOTES PAYABLE - BANKS AND CREDIT FACILITY

      On November 30, 2005 the Company executed a credit facility with PNC Bank N.A. (the "New Loan Facility"), secured by all of its assets and the real property acquired in the Real Estate Acquisition (see Note 13).

      The New Loan Facility provides for a maximum loan amount of $14,000,000 consisting of (i) a $9,000,000 revolving loan, (ii) a $3,500,000 term loan, and (iii) a $1,500,000 equipment financing loan. Upon completion of the New Loan Facility, the Company paid to a third party a finder's fee aggregating $196,500 which amount is included in deferred financing costs. The finder's fee consisted of $125,000 in cash and 325,000 shares of the Company's Common Stock. Such shares, which were valued at $0.22 per share, were contributed by one of the Company's senior executives and accordingly were accounted for as a capital contribution.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      The revolving loans bear interest, based at the option of the Company, that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. The revolving loans had an interest rate of at 6.94% per annum on December 31, 2005. The revolving loans, equipment loans and the term loan are due and payable in full on November 30, 2009 ("Termination Date") unless PNC agrees to extend the Termination Date. At December 31, 2005, the revolving loan had a balance of $5,942,661.

      The term loan is for a period of 4 years and bears interest, at the option of the Company at the end of an interest period, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %. The term loan requires forty eight consecutive payments of $31,667 commencing in January 2006, provided that all unpaid amounts on November 30, 2009 must then be paid in full unless the Termination Date is extended by PNC. At December 31, 2005, the term loan had balance of $3,500,000. The term loan has an interest rate of 7.19% per annum on $3,468,333 of the balance and 7.75% per annum on the remaining $31,667.

      The equipment loans bear interest, at the option of the Company, that is based on (i) the PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected plus 2.75% per annum. The equipment loan had an interest rate of 7.50% per annum at December 31, 2005. Such equipment financing is limited to an aggregate of $750,000 in any fiscal year of the Company and amortized in equal installments of sixty months following the close of each "borrowing period", the first of which ends December 31, 2006 and each subsequent "borrowing period" ends on each December 31 thereafter. All equipment loans are due and payable on November 30, 2009, unless the Termination Date is extended by PNC. As of December 31, 2005, the equipment financing loan had a balance of $528,135.

      To the extent that the Company may dispose of collateral used to secure any of the New Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in amount equal to the net proceeds of such sale.

      The terms of the New Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital and triggers for pre-maturing the due dates of the loans. As of December 31, 2005 the Company has met these terms. The New Loan Facility is also secured by all assets of the Company and the Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the New Loan Facility). Also one of those triggers provides that PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects. As such, the revolving loan has been classified as a current liability.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Interest expense related to these credit facilities amounted to $51,392 for the year ended December 31, 2005.

      The Company incurred an aggregate of $492,065 in finders' fees and legal costs in connection with the New Loan Facility which is being amortized over the 48 month term of the New Loan Facility. For the period ended December 31, 2005, the Company amortized $5,858 of these costs.

      As of December 31, 2005, future minimum principal payments are as follows:

                    Year                     Amount
                  -------                 -----------
                    2006                  $ 6,322,665
                    2007                      485,631
                    2008                      485,631
                    2009                    2,676,869
                                          -----------
                                            9,970,796
                 Less: Current portion     (6,322,665)
                                          -----------
                 Long-term portion        $ 3,648,131
                                          ===========

Note 6. CASH SURRENDER VALUE - LIFE INSURANCE

      The Company is the owner and beneficiary of key-man life insurance policies carried on the lives of certain key and former executives with cash surrender values. The aggregate face amounts of the policies were $3,250,000 for the year ended December 31, 2005. There are loans in place against these policies. As of December 31, 2005 the cash surrender value was $66,216, net of $226,632 in loans. As the Company has the right to offset the loans against the cash surrender value of the policies, the Company presents the net asset in its consolidated financial statements.

Note 7. CAPITAL LEASES PAYABLE-EQUIPMENT

      The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options that gives the Company the right to exercise at the termination of each lease. Capital lease obligations totaled $1,179,572 as of December 31, 2005.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      As of December 31, 2005, future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

               Year                                       Amount
               ----                                      ---------
               2006                                      $ 440,140
               2007                                        427,586
               2008                                        422,878
               2009                                         37,735
                                                         ---------
               Total future minimum lease payments       1,328,339
               Less: imputed interest                     (148,767)
               Less: current portion                      (359,197)
                                                         ---------
               Total long-term capital lease obligation  $ 820,375
                                                         =========

Note 8. EMPLOYEE BENEFITS PLANS

      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("the Plan"). Pursuant to the Plan qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plan.

      The employees of the Company are members of the United Service Workers Union IUJAT Local 355 (the "Union"), which provides medical benefit plans at defined rates which are contributed in their entirety by the Company.

Note 9. NOTES PAYABLE - SELLERS

      On November 30, 2005, as part of the stock purchase between Gales and AIM (See Note 13), Gales issued notes payable for an aggregate of $1,627,262 to three former AIM shareholders, two of whom have become part of the Company's senior management and are also stockholders in the Company.

      The notes payable to the two senior management members aggregate $665,262 and mature on November 30, 2010, along with accrued interest which bear an interest rate equal to Prime Rate plus 0.5% per annum, (7.75% at December 31, 2005). Interest shall accrue on any portion of the principal amount of these notes outstanding after November 30, 2010 until payment thereof in full, at a floating rate equal to the Prime Rate plus 7% per annum. Subsequent to January 1, 2006, all of the outstanding principal amounts of these notes together with accrued interest are convertible, at the option of the Company, into shares of the Company's common stock at $0.40 per

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      share. From and after the earlier of (i) January 1, 2007, and (ii) the first date on which the Company intends to effect any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any merger, or consolidation or other combination of the Company with or into any other Company, or any sale or transfer of all or substantially all of the assets of the Company, the outstanding principal amount of these notes together with interest accrued thereon is convertible, at the option of the holder, into the Company's Common Stock at $0.40 per share.

      The remaining note of $962,000 matures on September 30, 2010 is subordinated to all of Gale's senior debt and is payable in twenty consecutive calendar quarters of equal installments of principal plus accrued interest commencing on December 31, 2005. The interest rate on this note is equal to Prime Rate plus 0.5% per annum (7.75% at December 31, 2005). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum.

      As of December 31, 2005, future minimum principal payments on these notes to the three former shareholders are as follows:

                    Year                      Amount
                    ----                    -----------
                    2006                    $   192,400
                    2007                        192,400
                    2008                        192,400
                    2009                        192,400
                    2010                        857,662
                                            -----------
                                              1,627,262
                 Less: Current portion         (192,400)
                                            -----------
                 Long-term portion          $ 1,434,862
                                            ===========

      Interest expense on these notes amounted to $10,711 for the year ended December 31, 2005.

Note 10. COMMITMENTS AND CONTINGENCIES

      Litigation

      A legal action has been brought against the Company for personal injuries sustained by an independent contractor as a result of a fall on the Company's premises. The Company has insurance coverage for this claim in the amount of $4,000,000. The carrier has assumed the defense of this action and at a settlement mediation, the plaintiff made a demand of $2,000,000 which was rejected by the carrier. The Company believes that any judgement or settlement in this matter will be paid by the carrier.

      Customer Audits

      The Company's government contracts and those of many of its customers are subject to the procurement rules and regulations of the United States government, including the Federal Acquisition Regulations ("FAR"). Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, the Company may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to its contract costs. Additionally, the Company may be subject to U.S. government inquiries and investigations because of its participation in government procurement. Any inquiry or investigation can result in fines or limitations on the Company's ability to continue to bid for government contracts and fulfill existing contracts.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      The Company believes that it is in substantial compliance with all federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business.

      Employment Contracts

      In September 2005, the Company entered into employment agreements (the "Agreements") with four senior executives that became effective November 30, 2005. The Agreements are for a period of approximately eight years. Additionally, the Agreements provide for annual base compensation aggregating $940,000. The Board, at its sole discretion, determines whether a bonus is issued. To the extent that the Board authorizes issuances of bonuses, two senior executives will receive at least 50% of their annual base compensation. Each senior executive's agreement also call for grants of stock options to purchase the Company's common stock aggregating 4,850,000 shares of which 1,580,000 have been granted as of December 31, 2005.

Note 11. INCOME TAXES:

      The components of deferred income tax assets as of December 31, 2005, are as follows:

Federal loss after temporary differences carryforward
(expires in 2025)                                                     $  75,198
Bad debts                                                                36,014
Contributions                                                               400
Inventory - 263A Adjustment                                             137,897
Non-cash compensation                                                    65,962
                                                                      ---------
Total deferred tax asset                                                312,471
Valuation allowance                                                    (312,471)
                                                                      ---------
Net deferred tax asset                                                $      --
                                                                      =========

The component of the deferred tax liability as of December 31, 2005 is as follows:

Property and equipment                                                $ 676,394
                                                                      ---------
Total deferred tax liability                                          $ 676,394
                                                                      =========

      The difference between income taxes computed at the statutory federal rate and the provison for income taxes for the year ended December 31, 2005 relates to the following:

Tax benefit at federal statutory rate                                     34.00%
State income taxes, net of federal income tax benefit                      6.02%
                                                                      ---------
                                                                          40.02%
Valuation allowance                                                      -40.02%
                                                                      ---------
Total effective tax rate                                                     --
                                                                      =========

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to the loss before income taxes. This difference, as shown in the above table, is due to a full reserve of our benefit for the utilization for net operation losses since utilization cannot be determined to be more likely than not per SFAS 109.

Note 12. STOCK-BASED COMPENSATION ARRANGEMENTS

      During 2005, the Company's Board of Directors approved a stock option and reserved 10,000,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants. Awards granted under the Company's plans vest over four and seven years.

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123(R)"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2005: risk-free interest rates ranged from 4.095% to 4.375%; expected dividend yields of 0%; expected terms to exercise of 10 years after vesting; and expected volatility of 35%. The weighted average fair values of options granted are $0.17.

      The Company's stock options contain features which include variability in grant prices. A portion of the currently issued stock options will be issued based on average trading prices of the Company's Common Stock at the end of a given future period. Due to this variable feature, these stock options are not deemed to be granted for purposes of applying SFAS 123(R) and accordingly, their fair value will be calculated and expensed in future periods.

      At December 31, 2005, 790,000 options are vested and exercisable. The weighted average exercise price of exercisable options at December 31, 2005 was $0.22 per share.

      A summary of the status of the Company's stock options as of December 31, 2005, and changes during the year then ended is presented below:

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

                                                                        Weighted
                                                        Number          Average
                                                          of            Exercise
                                                        Shares           Price
                                                      ---------        ---------
Outstanding at beginning of year                             --               --
Granted and reserved for grants                       4,850,000        $    0.32
Cancelled                                                    --               --
Exercised                                                    --               --
                                                      ---------        ---------
Outstanding at end of year                            4,850,000        $    0.32
                                                      =========        =========

The Company recorded an expense of $121,297 in its consolidated statement of operations, which reflects the value of granted stock options over the vesting period in accordance with SFAS No. 123R, for the year ended December 31, 2005.

The following table summarizes information about stock options at December 31, 2005:

                                            Options Outstanding                  Options Exercisable
                                ------------------------------------------  ----------------------------
                                                 Weighted-
                                                  Average       Weighted-
                                                 Remaining       average                    Weighted-
                                  Number        Contractual      Exercise     Number         average
Range of Exercise Prices        Outstanding     Life (Years)      Price     Exercisable   Exercise Price
----------------------------    -----------     ------------    ----------  -----------   --------------
$0.220                              790,000          10         $  0.220        790,000   $        0.220
$0.428                              790,000          10            0.428             --               --
based on future market price      3,270,000          10             N/A              --               --
                                -----------     ------------    ----------  -----------   --------------
                                  4,850,000          10         $   0.32        790,000   $        0.220
                                ===========     ============    ==========  ===========   ==============

The Company recorded $43,861 as additional interest expense with respect to 1,138,639 warrants issued in connection with Bridge Financing (see Note 13) and $201,402 as an increase to additional paid in capital and a reduction of preferred stock with respect to 4,090,950 warrant issued in connection with the Private Placement (see Note 13) for the year ended December 31, 2005.

The following table summarizes the Company's outstanding warrants as of December 31, 2005 and changes during the year then ended:

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

                                                                        Weighted
                                                      Number            Average
                                                        of              Exercise
                                                      Shares             Price
                                                    ---------          ---------
Outstanding at beginning of year                           --                 --
Granted                                             5,229,589          $    0.21
Cancelled                                                  --                 --
Exercised                                                  --                 --
                                                    ---------          ---------
Outstanding at end of year                          5,229,589          $    0.21
                                                    =========          =========

Note 13. EQUITY TRANSACTONS AND ASSET ACQUISITION

      Background

      The Company is authorized to have two classes of shares, designated as Common Stock and Preferred Stock. The Series A Convertible Preferred Stock ("Preferred Stock") votes together with the Common Stock as a single class on all actions to be taken by the stockholders of the Company. Each share of the Company's common and preferred stock is entitled to one vote.

      The total authorized shares of Common Stock and Preferred Stock is 120,055,746 and 8,003,716, respectively.

      Bridge Financing

      Prior to the Merger and in various stages, Gales issued an aggregate of $172,500 in convertible bridge notes that accrued 12% interest to meet interim financing needs. The convertible bridge notes had warrants attached that are exercisable for an aggregate of 1,138,639 shares of the Company's Common Stock (at the exercise price of $0.22 per share with respect to 729,548 of the warrants and $.055 per share with respect to 409,091 of the warrants). Accordingly, the Company allocated a portion of the proceeds to the warrants, which were valued at $43,861 and recorded as additional paid in capital. The Company accreted additional interest expense of $43,861 for the value of the warrants. Contemporaneous with the Merger Agreement, Gales repaid $150,000 of the principal of the convertible bridge notes plus accrued interest of $4,253 and recorded the value of the warrants as additional interest expense. The remaining principal plus accrued interest were converted to 226,334 shares of the Company's Common Stock at a conversion rate of $0.11 per share. Additionally, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded $24,897 of interest expense in connection with the beneficial conversion of these notes at the time of issuance.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Private Placement

      Immediately prior to, and shortly after the completion of the Merger, Gales received gross proceeds of $9,000,000 from the closing of a private placement ("Private Placement") to accredited investors of 900 shares of convertible preferred stock at $10,000 per share which, pursuant to the Merger, were exchanged for shares of the Company's Preferred Stock, $.001 par value per share. The shares of Preferred Stock issued in connection with such private placement are convertible into 40,909,500 shares of the Company's Common Stock.

      The proceeds of the Private Placement, in general, were used for paying the cash portion of the purchase price of the Acquisition, for paying expenses relating to the Private Placements, Acquisition, Merger, and related transactions, for the repayment of $150,000 in promissory note obligations which Gales incurred in bridge financings, and for working capital for the Company.

      The Placement Agent received 4,090,950 warrants, exercisable during a five year term, to purchase 4,090,950 shares of the Company's Common Stock. Such warrants have a "cashless exercise" feature and are exercisable at $0.22 per share. These warrants were valued at $201,402 using the Black-Scholes model.

      Acquisition

      Pursuant to a stock purchase agreement between Gales and AIM dated November 2005, Gales acquired 100% of the capital stock of AIM. The total aggregate price Gales paid to acquire AIM was $5,231,618 as follows: (i) $3,114,296 in cash, (ii) $1,627,262 in principal amount of promissory notes, and (iii) 490,060 shares of Common Stock valued at a negotiated rate of $1.00 per share (concluded prior to the merger with the public company). The results of AIM's operations have been included in the consolidated financial statements since that date. A portion of the proceeds from Gales' Private Placement was used to pay such purchase price (See "Private Placement"), including transaction costs of $1,053,862. This stock acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values as of the completion of the acquisitions. As a result of the stock purchase, the Company recorded $1,265,963 in goodwill which represents the excess of the fair market value over book value of the assets acquired and liabilities assumed from AIM. The liabilities assumed also included $676,394 of a deferred tax liability representing book to tax differences on assets acquired.

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of stock acquisition.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Current assets                                                 $15,640,164
      Other assets                                                       283,128
      Property and equipment                                           3,695,532
                                                                     -----------
        Total assets acquired                                         19,618,824
                                                                     -----------
      Current liabilities                                              8,277,921
      Long-term debt                                                   5,644,992
      Deferred tax liability                                             676,394
                                                                     -----------
        Total liabilities assumed                                     14,599,307
                                                                     -----------
        Net assets acquired                                            5,019,517
        Consideration given                                            6,285,480
                                                                     -----------
        Goodwill                                                     $ 1,265,963
                                                                     ===========

      Real estate acquisition

      Contemporaneously with the close of the Merger and the Acquisition: (i) AIM completed the acquisition from affiliates of AIM, for an aggregate purchase price of $4,190,000, of three buildings and land which was being leased prior to the Close Date by AIM (the "Real Estate Acquisition"). The purchase price and related acquisition costs approximated the appraised value of both the buildings and land (ii) AIM entered into a credit facility with PNC Bank for a New Loan Facility (See Note 5).

      Preferred Stock

      The holders of the Preferred Stock have the option at any time to convert their shares into shares of Common Stock as follows: (i) by multiplying the number of shares of Preferred Stock so as to be converted by $10,000 (the stated value of each share of Preferred Stock) and (ii) dividing the result by the conversion price of $.22 per share. Each outstanding share of Preferred Stock shall automatically be converted into Common Shares, at the Conversion Price at the time in effect for such share, immediately as of the date that a Registration Statement is declared effective by the SEC under the Securities Act.

      The holders of the Preferred Stock shall be entitled to receive quarterly dividends, payable in kind shares, at a rate of 8% per annum. If a registration statement for the resale by the holders of the common stock issuable upon conversion of the Preferred Stock is not (i) filed with the SEC under the Securities Act of 1933 within 45 days after the earlier of the final closing or the Private Placement, or (ii) declared effective within 180 days of such earlier date, the dividend of the Preferred Stock will be payable in cash at a rate of $80.00 per year on each share of Preferred Stock. Such cash dividends will be paid until the Preferred Stock is converted into shares of Common Shares or on the effective date of a mandatory conversion. At December 31, 2005, the cumulative undeclared dividend is $60,000.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      Liquidation Preference for Preferred Stock

      In the event of any liquidation or winding up of the Company, the holders of Preferred Stock will be entitled to receive, in preference to the holders of Common Stock, an amount equal to two times the stated value of the Preferred Stock, plus any dividends thereon ("Liquidation Payment"). Thereafter, the remaining assets of the Company will be distributed ratably to the holders of Common Stock. If the assets of the Company are insufficient to permit the full payment of the Liquidation Payment, then the assets will be distributed pro rata among the holders of the Preferred Stock.

Note 14. UNAUDITED PRO-FORMA FINANCIAL STATEMENTS

      The accompanying unaudited pro forma condensed statement of operations gives effect to the Merger Agreement, Acquisition, and Real Estate Acquisition as if they occurred on January 1, 2004. The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values at the completion of the acquisitions.

      The unaudited pro forma condensed combined statement of operations has been prepared for illustrative purposes and are not necessarily indicative of the condensed consolidated results of operations in future periods or the results that are actually would have been realized had the acquisition actually occurred on January 1, 2005 or January 1, 2004. The pro forma adjustments are based on the information available at the time of the preparation of this document.

      The unaudited pro forma condensed combined statement of operations should be read in conjunction with the audited consolidated financial statements of Gales Industries Inc. as of December 31, 2005.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

                                                           Year Ended
                                                           December 31,
                                                   -----------------------------
                                                   (Unaudited)       (Unaudited)
                                                       2005              2004
                                                   -----------       -----------
Net sales                                          $30,735,103       $24,818,333

Cost of Sales                                       26,361,387        21,305,071
                                                   -----------       -----------

Gross profit                                         4,373,716         3,513,262

Operating costs and expenses
  Selling and marketing                                357,854           321,727
  General and Administrative                         2,583,375         1,519,008
                                                   -----------       -----------
Income from operations                               1,432,487         1,672,527

Other expenses
  Interest and financing costs                       1,056,317           862,729
                                                   -----------       -----------
Income before income taxes                             376,170           809,798

Provision for income taxes                             151,031           325,539
                                                   -----------       -----------
Net Income                                         $   225,139       $   484,259
                                                   ===========       ===========

Earnings per share
  Basic                                            $      0.02       $      0.03
                                                   ===========       ===========
  Diluted                                          $      0.01       $      0.01
                                                   ===========       ===========

Weighted average shares outstanding
  Basic                                             14,723,421        14,723,721
                                                   ===========       ===========
  Diluted                                           40,282,810        40,282,810
                                                   ===========       ===========

Note 15. SUBSEQUENT EVENTS

      On February 15, 2006, the Company changed its name to Gales Industries Incorporated and changed its jurisdiction of incorporation from Florida to Delaware.

      In February 2006, the Company sold a life insurance policy (see Note 6) to a former officer of the Company and received proceeds of $86,000.

      In February 2006, the Company filed Form SB-2 with the Securities and Exchange Commission (the "SEC") and is currently in the process of responding to comments received from the SEC.

                      AIR INDUSTRIES MACHINING CORPORATION

                              FINANCIAL STATEMENTS

                                (PRIOR TO MERGER)

                                NOVEMBER 30, 2005

                      AIR INDUSTRIES MACHINING CORPORATION

                                Table of Contents

                                November 30, 2005

                                                                        PAGES

Accountants' Report                                                     F-30

Balance Sheet                                                        F-31 - F-32

Statement of Income and Retained Earnings                               F-33

Statement of Cash Flows                                                 F-34

Notes to Financial Statements                                        F-35 - F-42

                         Independent Accountants' Report

To the Board of Directors and Stockholders of Air Industries Machining Corporation

      We have audited the accompanying Consolidated Balance Sheets of Air Industries Machining Corporation as of November 30, 2005 and December 31, 2004, and the related Consolidated Statement of Income and Retained Earnings and Cash Flows for the eleven months ended November 30, 2005. These consolidated financial statements are the responsibility of the Air Industries Machining Corporation management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial position of Air Industries Machining Corporation as of November 30, 2005, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States.

                                                    Respectfully submitted,


                                                    BILDNER & GIANNASCO, LLP
                                                    Certified Public Accountants
Jericho, New York
February 28, 2006

                      AIR INDUSTRIES MACHINING CORPORATION

                           Consolidated Balance Sheets

                                           November 30, 2005   December 31, 2004
                                           -----------------   -----------------
ASSETS

Current Assets
  Cash and Cash Equivalents                 $        71,197     $        49,275
  Accounts Receivable                             3,202,991           2,643,536
  Inventory                                      11,588,521          10,858,456
  Prepaid Expenses                                  174,850             132,268
  Other Current Assets                                4,215               5,479
  Deposits                                          192,972              37,160
                                            ---------------     ---------------

Total Current Assets                        $    15,234,746     $    13,726,174

Property, plant, and equipment, net               3,919,599           3,646,814

 Security Deposits                                   34,522              18,522
 Cash Surrender Value - Officer's Life               62,761             263,636
 Unamortized Finance Costs                          102,187             146,661

                                            ---------------     ---------------
TOTAL ASSETS                                $    19,353,815     $    17,801,807
                                            ===============     ===============

             The accompanying audit report and notes are an integral
                            part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

                                             November 30, 2005       December 31, 2004
                                             -----------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts Payable                            $     4,429,016       $     3,692,060
   Advance Payment - Customer                          293,226             1,354,266
   Mortgage Payable - Current                           96,000                96,000
   Divdends Payable                                    390,599                    --
Obligations Under Capital Lease - Current              511,055               384,943
Notes payable - banks                                5,180,000             5,280,000
   Accrued Expenses                                  1,074,025               503,678
                                               ---------------       ---------------

Total current liabilities                           11,942,519            11,310,947

Long term liabilities
Advances From Shareholders                             464,992               267,557
Mortgage Payable                                     1,145,813             1,227,786
Obligations Under Capital Lease - Long term            849,652               334,353
                                               ---------------       ---------------

Total long term liabilities                          2,460,457             1,829,696
                                               ---------------       ---------------

Total liabilities                              $    14,402,976       $    13,140,643
                                               ===============       ===============

Commitments and contingencies

Minority Interest                                      446,805               407,601

Stockholders' Equity
Capital Stock - 200 Shares Authorized                   32,223                32,223
 No Par Value, 95 Shares Issued and
 Outstanding as of November 30, 2005
Additional Paid-In Capital                             182,628               182,628
Retained Earnings                                    4,385,183             4,134,712
Less: Treasury Stock at Cost                           (96,000)              (96,000)
                                               ---------------       ---------------

Total Stockholders' Equity                     $     4,950,839       $     4,661,164
                                               ---------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    19,353,815       $    17,801,807
                                               ===============       ===============

             The accompanying audit report and notes are an integral
                            part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

             Consolidated Statement of Income and Retained Earnings

                                                             Eleven Months Ended
                                                              November 30, 2005
                                                              -----------------

Net sales                                                     $    27,957,694

Cost of Sales                                                      23,887,120
                                                              ---------------

Gross profit                                                        4,070,574

Operating expenses
   Selling                                                            322,867
   General and Administrative                                       1,665,793
   Interest expense                                                   581,260
                                                              ---------------

Total operating expenses                                            2,569,920
                                                              ---------------

Income before Minority interest                                     1,500,654

Less:  Minority interest                                               74,904
                                                              ---------------

Net income                                                    $     1,425,750
                                                              ---------------

Retained Earnings, Beginning of Year                                4,134,710

Deduct: Distribution to Shareholders                               (1,175,277)
                                                              ---------------

Retained Earnings, End of the Period                          $     4,385,183
                                                              ===============

             The accompanying audit report and notes are an integral
                            part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

                      Consolidated Statement of Cash Flows

                                                             Eleven Months Ended
                                                              November 30, 2005
                                                              -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $     1,425,750
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation and Amortization                                      522,299
   Minority Interest in Net Income                                     74,904
Changes in Assets and Liabilities:
(Increase) Decrease In Assets -
  Accounts Receivable                                                (559,455)
  Inventory                                                          (730,065)
  Prepaid Expenses                                                    (42,582)
  Other Current Assets                                                  1,264
  Deposits                                                           (171,812)
  Cash Surrender Value - Officer's Life                               200,875
Increase (Decrease) In Liabilities -
  Accounts Payable                                                    736,956
  Dividends Payable                                                   390,599
  Advance Payment-Customer                                         (1,061,040)
  Accrued Expenses                                                    570,347
  Advances from Shareholders                                          197,435
                                                              ---------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                        1,555,475
                                                              ---------------

CASH FLOWS (USED) IN INVESTING ACTIVITIES
  Purchase of Equipment                                              (301,051)
                                                              ---------------

NET CASH (USED) IN INVESTING ACTIVITIES                              (301,051)
                                                              ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit line facility                                  304,388
  Principal Payments of capital lease obligations                    (264,396)
  Repayment of Notes Payable                                         (100,000)
  Distribution to Shareholders                                     (1,090,521)
                                                              ---------------

NET CASH (USED) IN FINANCING ACTIVITIES                            (1,232,502)
                                                              ---------------

Net increase in cash and cash equivalents                              21,922
                                                              ---------------

Cash and cash equivalents, beginning of period                         49,275
                                                              ---------------

Cash and cash equiavlents, end of the period                  $        71,197
                                                              ===============

Supplementary disclosure of cash flow information
  Cash paid during the year for interest                      $       566,467

Supplementary noncash disclosure of financing activities
  Equipment acquisition through capital lease funding         $       449,559


                 The accompanying audit report and notes are an
                        integral part of these statements

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

1- SIGNIFICANT ACCOUNTING POLICIES

      Background of Company

      Air Industries Machining Corporation ("Air" or "The Company"), founded in 1969, was incorporated in the State of New York and maintains its principal place of business in Bay Shore, New York. The Corporation is primarily engaged in manufacturing aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry machining parts for the aerospace industry predominantly located in the United States. The Company's customer base consists mainly of publicly traded companies in the aerospace industry.

      Principles of Consolidation

      The Company's consolidated financial statements include those of variable interest entities. (See Note 11).

      Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid debt instruments with an original maturity of three months or less. Cash consists of aggregate cash balances in the Company's bank accounts and cash equivalents consist primarily of money market accounts.

      Accounts Receivable

      Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be uncollectible. The Company has experienced insignificant amounts of bad debts in such accounts.

      Inventories

      The Company values inventory at the lower of cost on a first-in-first-out basis or market.

      The Company purchases inventory only when it has signed non-cancellable contracts with its customers for orders of its finished goods. The Company occasionally produces finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. The Company occasionally evaluates inventory items that are not secured by a purchase orders and reserves for obsolescence accordingly. The Company also reserves an allowance for excess quantities, slow-moving goods, and obsolete items.

      Property, Plant and Equipment

      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company maintains a policy to capitalize all property and equipment purchases in excess of $1,000. Expenditures for repairs and improvements in excess of $1,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance charges are expensed as incurred. Property under a capital lease is capitalized and amortized over the lease terms. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

      The useful lives of property, plant and equipment for purposes of computing depreciation are:

            Tools and instruments .................       7 Years
            Leasehold improvements.................      25 Years
            Machinery and equipment ...............     5-8 Years
            Automotive Equipment...................       5 Years
            Furniture and fixtures.................     5-8 Years
            Buildings.............................. 25-31.5 Years

      Impairment of Long Live Assets

      The Company reviews long-lived assets for impairment at the facility level annually or if events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.

      Finance Costs

      Costs connected with obtaining and executing debt arrangements are capitalized and amortized on the straight-line basis over the term of the related debt.

      Revenue Recognition

      The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized.

      Cost of Goods Sold

      Costs for goods sold includes all direct material, labor costs, tooling and those indirect costs related to manufacturing, such as indirect labor, supplies, tools, repairs and depreciation costs.

      Expenses

      Selling, general, and administrative costs are charged to expense as incurred.

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

      Income Taxes

      The Company, with the consent of its stockholders, elected under the Internal Revenue Code and New York State law to be taxed as an "S" corporation. In lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the company's net income. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

      Use of Estimates

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are the useful lives of property and equipment, provisions for inventory obsolescence, unamortized finance costs, accrued expenses and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

      Credit Risk

      Financial instruments involving potential credit risk include accounts receivable. Of the accounts receivable balance outstanding as of November 30, 2005, approximately 54% is attributed to two customers.

      Treasury Stock

      The Company records treasury stock under the cost method.

      Fair Value of Financial Instruments

      The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments and that the notes payable is carried at fair value in that it carries interest rates that are comparable to similar instruments with similar maturities.

      Reclassifications

      Certain reclassifications have been made to prior year's financial statement information to conform to the current year presentation.

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

2- INVENTORY

      The components of inventory consisted of the following as of November 30, 2005:

                                           November 30, 2005
                                           -----------------

                Raw Materials                $   2,294,020
                Work in Progress                 2,639,006
                Finished Goods                   6,655,495
                                             -------------
                Total Inventory              $  11,588,521
                                             =============

3- PROPERTY, PLANT AND EQUIPMENT

      The components of property and equipment as of November 30, 2005 include:

                                                           November 30, 2005
                                                           -----------------

      Land                                                   $    134,922
      Building                                                  3,173,071
      Machinery and Equipment                                   8,541,083
      Tools and Instrument                                        279,803
      Leasehold Improvements                                      515,211
      Automotive Equipment                                        290,083
      Furniture and fixtures                                      872,112
                                                             ------------
      Total property, plant, and equipment                     13,806,285
                                                             ------------

                                                             ------------
      Less: Accumulated Depreciation                           (9,886,686)
                                                             ------------

                                                             ------------
      Property, plant, and equipment, net                    $  3,919,599
                                                             ============

      Depreciation and amortization expense for the eleven months ended November 30, 2005 was $477,827.

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

4- NOTES PAYABLE - BANKS

      The Company has negotiated a credit facility dated August of 2003 with a major lending institution with a termination date of March of 2006. The facility is secured by a first priority interest in all accounts receivable, inventory and equipment presently owned or hereafter acquired by the Company. The indebtedness bears interest at the rate of 1/2 percent above the prime rate of interest or a libor margin of 3%.

      The terms of the facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of November 30, 2005, the Company has met these terms.

      The loans are guaranteed jointly and severally by the principals of the Company, as well as the affiliated companies KPK Realty Corporation and DPPR Realty Corp. (See Note 9)

      Interest expense related to the notes payable - bank amounted to $337,447 for the eleven months ended November 30, 2005.

5- ADVANCES FROM SHAREHOLDERS

      Advances represent non-interest bearing advances from shareholders to cover the Company's working capital needs.

6- MORTGAGE PAYABLE

      As the Company consolidates the assets and liabilities of variable interest entities (see Note 11) it has two mortgages covering buildings and land. These mortgages carry interest rates of 6.15% and 7.18% per annum.

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

      Future mortgage payments are as follows for the period ended November 30, 2005:

                   Year                            Amount
                   ----                         ----------
                   2006                         $  126,000
                   2007                            128,000
                   2008                            139,000
                   2009                            133,000
                   2010                            142,000
                   Thereafter                      573,813
                                                ----------
                                                 1,241,813
                   Less: current maturities:        96,000
                                                ----------

                   Long term                    $1,145,813
                                                ==========

7- CAPITAL LEASES PAYABLE-EQUIPMENT

      The Company is committed under several capital leases for manufacturing equipment and computer equipment. All leases have bargain purchase options that the Company expects to exercise at the termination of each lease. Capital lease obligations totaled $1,208,849 as of November 30, 2005.

      As of November 30, 2005, future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

             Year                                           Amount
             ----                                         ----------
             2006                                         $  404,000
             2007                                            428,000
             2008                                            427,000
             2009                                            106,000
                                                          ----------
             Total future minimum lease payments           1,365,000
             Less: imputed interest                         (156,151)
             Less: current maturities                       (359,197)
                                                          ----------
             Total long-term capital lease obligation     $  849,652
                                                          ==========

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

8- EMPLOYEE BENEFITS PLANS

      On January 1, 1997, the Company instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code ("the Plan"). Pursuant to the Plan qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plan.

9- RELATED PARTY TRANSACTIONS

      The following transactions occurred between the Company and certain related parties.

      The Company presently leases manufacturing and office space from KPK Realty Corp. a corporation in which 49% is owned by the majority stockholder of the Company.

      Additionally, the Company leases manufacturing space from DPPR Realty Corp. which is 100% owned by two of the shareholders of the Corporation who in the aggregate own 36.84% of the Company.

      KPK Realty Corp. and DPPR Realty Corp. are considered variable interest entities under FIN 46 (See Note 11) and accordingly, their assets, liabilities and results of operations have been consolidated into the Company's financial statement.

10- COMMITMENTS AND CONTINGENCIES

      Litigation

      A legal action has been brought against the Company for personal injuries sustained by an independent contractor as a result of a fall on the Company's premises. The Company has insurance coverage for this claim in the amount of $4,000,000. The carrier has assumed the defense of this action and at a settlement mediation, the plaintiff made a demand of $2,000,000 which was rejected by the carrier. The Company believes that any judgement or settlement in this matter will be paid by the carrier.

                       AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                                November 30, 2005

11- VARIABLE INTEREST ENTITIES

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Under FIN 46, we are required to consolidate variable interest entities for which we are deemed to be the primary beneficiary by the third quarter of 2003, and disclose information about those in which we have significant variable interests effective immediately.

      The Company has leasing arrangements for its operating and manufacturing facilities with two lessors. Under FIN 46 these lessors are Variable Interest Entities and the Company is the primary beneficiary. Therefore, the Company has consolidated the respective lessors' assets and debt into these consolidated statements. At November 30, 2005, these entities had gross assets of $1,900,000 and gross liabilities of $985,000. These facilities were subsequently purchased in connection with a merger transaction in November 2005. The minority interest on the Company's financial statements consists of the non-controlling portion of these respective entities (See Note 9).

12- SUBSEQUENT EVENTS

      On November 30, 2005 merger agreements were consummated between the Company and an Acquisition Entity and between the Acquisition Entity and a Public Entity whose stock is traded in Over the Counter Market. Contemporaneously with the merger agreements, the Company secured $14,000,000 in debt facilities from a major lending institution and used funds from the facility to purchase real property that it had subsequently leased and paid off debts to its prior lender. As part of the merger agreements, the Acquisition Entity completed the first of two closings of private placement stock offerings which grossed $9,000,000 in the aggregate. These transactions and their associated costs have not been reflected in these financial statements.

                      AIR INDUSTRIES MACHINING CORPORATION

                              FINANCIAL STATEMENTS

                                (PRIOR TO MERGER)

                     DECEMBER 31, 2004 AND DECEMBER 31, 2003

                      AIR INDUSTRIES MACHINING CORPORATION

                                Table of Contents

                           December 31, 2004 and 2003

                                                                        PAGES

Accountants' Report                                                     F-45

Balance Sheet                                                        F-46 - F-47

Statement of Income and Retained Earnings                               F-48

Statement of Cash Flows                                                 F-49

Notes to Financial Statements                                        F-50 - F-56

                         Independent Accountants' Report

To the Board of Directors and Stockholders of Air Industries Machining Corporation

      We have audited the accompanying Consolidated Balance Sheets of Air Industries Machining Corporation as of December 31, 2004 and 2003, and the related Consolidated Statement of Income and Retained Earnings and Cash Flows for the twelve months ended December 31, 2004 and December 31, 2003. These consolidated financial statements are the responsibility of the Air Industries Machining Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial position of Air Industries Machining Corporation as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                    Respectfully submitted,

                                                    BILDNER & GIANNASCO, LLP
                                                    Certified Public Accountants
Jericho, New York
January 13, 2006

                      AIR INDUSTRIES MACHINING CORPORATION

                           Consolidated Balance Sheets

                                                       December 31, 2004   December 31, 2003
                                                       -----------------   -----------------
ASSETS

Current Assets
  Cash and Cash Equivalents                              $       49,275     $           --
  Accounts Receivable                                         2,643,536          1,200,806
  Inventory                                                  10,858,456          9,623,378
  Advanced Rental                                                    --             26,917
  Prepaid Expenses                                              132,268            183,475
  Other Current Assets                                            5,479             30,413
  Deposits                                                       37,160                 --
                                                         --------------     --------------

Total Current Assets                                     $   13,726,174     $   11,064,989

Property, plant, and equipment, net                           3,646,814          3,678,631

 Security Deposits                                               18,522             18,522
 Cash Surrender Value - Officer's Life                          263,636            211,927
 Unamortized Finance Costs                                      146,661            188,608
                                                         --------------     --------------

TOTAL ASSETS                                             $   17,801,807     $   15,162,677
                                                         ==============     ==============

                 The accompanying audit report and notes are an
                       integral part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Cash Overdraft                                         $           --     $      153,831
  Accounts Payable                                            3,692,060          2,649,160
  Advance Payment - Customer                                  1,354,266            771,616
  Mortgage Payable - Current                                     96,000             96,000
  Obligations Under Capital Lease - Current                     384,943            325,380
  Accrued Operating Expenses                                    503,678            304,921
                                                         --------------     --------------

Total current liabilities                                     6,030,947          4,300,908

Long term liabilities
  Advances From Shareholders                                    267,557            132,846
  Mortgage Payable                                            1,227,786          1,348,601
  Notes Payable - Banks                                       5,280,000          4,900,000
  Obligations Under Capital Lease - Long term                   334,353            417,168
                                                         --------------     --------------

Total long term liabilities                                   7,109,696          6,798,615
                                                         --------------     --------------

Total liabilities                                        $   13,140,643     $   11,099,523
                                                         ==============     ==============

Commitments and contingencies

Minority Interest                                               407,601            352,548

Stockholders' Equity
  Capital Stock - 200 Shares Authorized                          32,223             32,223
   No Par Value, 95 Shares Issued and Outstanding
   as of December 31, 2004 and 2003
  Additional Paid-In Capital                                    182,628            182,628
  Retained Earnings                                           4,134,712          3,591,755
  Less: Treasury Stock at Cost                                  (96,000)           (96,000)
                                                         --------------     --------------

Total Stockholders' Equity                               $    4,661,164     $    4,063,154
                                                         --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   17,801,807     $   15,162,677
                                                         ==============     ==============

             The accompanying audit report and notes are an integral
                            part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

             Consolidated Statement of Income and Retained Earnings

                                                Year Ended         Year Ended
                                            December 31, 2004  December 31, 2003
                                            -----------------  -----------------

Net sales                                    $   24,818,333      $   22,334,926

Cost of Sales                                    21,400,878          19,531,292
                                             --------------      --------------

Gross profit                                      3,417,455           2,803,634

Other income                                          2,573                 100
                                             --------------      --------------

                                                  3,420,028           2,803,734

Operating expenses
  Selling                                           321,727             309,479
  General and Administrative                      1,356,809           1,249,184
  Interest Expense                                  505,425             441,867
                                             --------------      --------------

Total operating expenses                          2,183,961           2,000,530
                                             --------------      --------------

Income before minority interest                   1,236,067             803,204
                                             --------------      --------------

Less:  Minority interest                            131,552              83,363

Net income                                   $    1,104,515      $      719,841
                                             --------------      --------------

Retained Earnings, Beginning of Year         $    3,591,755      $    3,300,449

Deduct: Distribution to Shareholders               (561,557)           (428,535)
                                             --------------      --------------

Retained Earnings, End of Year               $    4,134,713      $    3,591,755
                                             ==============      ==============

             The accompanying audit report and notes are an integral
                            part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

                      Consolidated Statement of Cash Flows

                                                          Year Ended          Year Ended
                                                      December 31, 2004    December 31, 2003
                                                      -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $    1,104,515       $      719,841
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation and Amortization                               509,518              591,200
   Minority Interest in Net Income                             131,552               83,363
Changes in Assets and Liabilities:
(Increase) Decrease In Assets -
  Accounts Receivable                                       (1,442,730)             342,771
  Inventory                                                 (1,235,078)          (1,141,128)
  Advanced Rental                                               26,917              (26,917)
  Prepaid Expenses                                              51,207               87,021
  Other Current Assets                                          24,934               29,304
  Deposits                                                     (37,160)               1,200
  Cash Surrender Value - Officer's Life                        (51,709)             (75,807)
Advances from Shareholders                                     134,711                7,439
Increase (Decrease) In Liabilities -
  Accounts Payable                                           1,042,900              508,263
  Advance Payment-Customer                                     582,650               79,722
  Accrued Operating Costs                                      198,757             (131,868)

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                 1,040,984            1,074,404
                                                        --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                       (477,700)            (139,652)
                                                        --------------       --------------

NET CASH (USED) IN INVESTING ACTIVITIES                       (477,700)            (139,652)
                                                        --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (Repayments) from Credit Line Facilities            325,499             (427,607)
  Payments for Obligations Under Capital Lease                 (23,252)            (338,530)
  Payments for Finance Related Costs                          (100,818)            (200,853)
  Distribution to Shareholders                                (561,557)            (428,535)
  (Repayment) Proceeds from Cash Overdraft                    (153,831)             153,831

NET CASH (USED) IN
  FINANCING ACTIVITIES                                        (514,009)          (1,241,694)
                                                        --------------       --------------

Net increase (decrease) in cash and cash equivalents            49,275             (306,942)
                                                        --------------       --------------

Cash and cash equivalents, beginning of year                        --              306,942
                                                        --------------       --------------

Cash and cash equivalents, end of the year              $       49,275       $           --
                                                        ==============       ==============

Supplementary disclosure of cash flow information
  Cash paid during the year for interest                $      482,087       $      372,993

             The accompanying audit report and notes are an integral
                            part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

1- SIGNIFICANT ACCOUNTING POLICIES

      Background of Company

      Air Industries Machining Corporation ("Air" or "The Company"), founded in 1969, was incorporated in the State of New York and maintains its principal place of business in Bay Shore, New York. The Corporation is primarily engaged in manufacturing aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry machining parts for the aerospace industry predominantly located in the United States. The Company's customer base consists mainly of publicly traded companies in the aerospace industry.

      Principles of Consolidation

      The Company's consolidated financial statements include those of variable interest entities. (See Note 11).

      Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid debt instruments with an original maturity of three months or less. Cash consists of aggregate cash balances in the Company's bank accounts and cash equivalents consist primarily of money market accounts.

      Accounts Receivable

      Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts when they are deemed to be uncollectible. The Company has experienced insignificant amounts of bad debts in such accounts.

      Inventories

      The Company values inventory at the lower of cost on a first-in-first-out basis or market.

      The Company purchases inventory only when it has signed non-cancellable contracts with its customers for orders of its finished goods. The Company occasionally produces finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. The Company occasionally evaluates inventory items that are not secured by a purchase orders and reserves for obsolescence accordingly. The Company also reserves an allowance for excess quantities, slow-moving goods, and obsolete items.

      Property, Plant and Equipment

      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. The Company maintains a policy to capitalize all property and equipment purchases in excess of $1,000. Expenditures for repairs and improvements in excess of $1,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance charges are expensed as incurred. Property under a capital lease is capitalized and amortized over the lease terms. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

      The useful lives of property, plant and equipment for purposes of computing depreciation are:

      Tools and instruments .................                            7 Years
      Leasehold improvements.................                           25 Years
      Machinery and equipment ...............                          5-8 Years
      Automotive Equipment...................                            5 Years
      Furniture and fixtures.................                          5-8 Years
      Buildings..............................                      25-31.5 Years

      Impairment of Long Live Assets

      The Company reviews long-lived assets for impairment at the facility level annually or if events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.

      Finance Costs

      Costs connected with obtaining and executing debt arrangements are capitalized and amortized on the straight-line basis over the term of the related debt.

      Revenue Recognition

      The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized.

      Cost of Goods Sold

      Costs for goods sold includes all direct material, labor costs, tooling and those indirect costs related to manufacturing, such as indirect labor, supplies, tools, repairs and depreciation costs.

      Expenses

      Selling, general, and administrative costs are charged to expense as incurred.

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

      Income Taxes

      The Company, with the consent of its stockholders, elected under the Internal Revenue Code and New York State law to be taxed as an "S" corporation. In lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the company's net income. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

      Use of Estimates

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are the useful lives of property and equipment, provisions for inventory obsolescence, unamortized finance costs, accrued expenses and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

      Credit Risk

      Financial instruments involving potential credit risk include accounts receivable. Of the accounts receivable balance outstanding as of December 31, 2004 and 2003, approximately 78% is attributed to three customers and 64% is attributed to four customers, respectively.

      Treasury Stock

      The Company records treasury stock under the cost method.

      Fair Value of Financial Instruments

      The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, approximates carrying value due to the immediate or short-term maturity associated with these instruments and that the notes payable is carried at fair value in that it carries interest rates that are comparable to similar instruments with similar maturities.

      Reclassifications

      Certain reclassifications have been made to prior year's financial statement information to conform to the current year presentation.

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

2- INVENTORIES

      The components of inventories consisted of the following as of December 31, 2004 and 2003:

                                         December 31, 2004     December 31, 2003
                                         -----------------     -----------------
Raw Materials                             $    1,759,502        $    1,365,429
Work in Progress                               6,934,325             4,558,587
Finished Goods                                 2,164,629             3,699,362

                                          --------------        --------------
Total Inventory                           $   10,858,456        $    9,623,378
                                          ==============        ==============

3- PROPERTY, PLANT AND EQUIPMENT

      The components of property and equipment as of December 31, 2004 and 2003 include:

                                          December 31, 2004   December 31, 2003
                                          -----------------   -----------------
Land                                        $      134,922     $      134,922
Building                                         3,173,071          3,173,071
Machinery and Equipment                          7,987,665          7,639,875
Tools and Instrument                               279,803            279,803
Leasehold Improvements                             489,328            418,431
Automotive Equipment                               290,083            284,205
Furniture and fixtures                             700,801            647,666
                                            --------------     --------------
Total property, plant, and equipment            13,055,673         12,577,973
                                            --------------     --------------

                                            --------------     --------------
Less: Accumulated Depreciation                  (9,408,859)        (8,899,342)
                                            --------------     --------------

                                            --------------     --------------
Property, plant, and equipment, net         $    3,646,814     $    3,678,631
                                            ==============     ==============

      Depreciation and amortization expense for the period ended December 31, 2004 and 2003 was $509,518 and $591,200, respectively.

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

4- NOTES PAYABLE - BANKS

      The Company has negotiated a credit facility dated August of 2003 with a major lending institution with a termination date of March of 2006. The facility is secured by a first priority interest in all accounts receivable, inventory and equipment presently owned or hereafter acquired by the Company. The indebtedness bears interest at the rate of 1/2 percent above the prime rate of interest or a libor margin of 3%.

      The terms of the facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of December 31, 2004, the Company has met these terms.

      The loans are guaranteed jointly and severally by the principals of the Company, as well as the affiliated companies KPK Realty Corporation and DPPR Realty Corp. (See Note 9)

      Interest expense related to the notes payable - bank approximately amounted to $249,000 and $229,000 for the years ended December 31, 2004 and 2003, respectively.

5- ADVANCES FROM SHAREHOLDERS

      Advances represent non-interest bearing advances from shareholders to cover the Company's working capital needs.

6- MORTGAGE PAYABLE

      As the Company consolidates the assets and liabilities of variable interest entities (see Note 11) it has two mortgages covering buildings and land. These mortgages carry interest rates of 6.15% and 7.18% per annum.

      Future mortgage payments are as follows for the year ended December 31, 2004:

           Year                                        Amount
      ----------------                             -------------
           2005                                    $    124,000
           2006                                          126,000
           2007                                          128,000
           2008                                          139,000
           2009                                          133,000
        Thereafter                                       673,786
                                                   -------------
                                                       1,323,786
      Less: current maturities                            96,000
                                                   -------------

      Long term                                    $   1,227,786
                                                   =============

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

7- CAPITAL LEASES PAYABLE-EQUIPMENT

      The Company is committed under several capital leases for manufacturing equipment and computer equipment. All leases have bargain purchase options that the Company expects to exercise at the termination of each lease. Capital lease obligations totaled $719,296 and $742,548 as of December 31, 2004 and 2003, respectively.

      As of December 31, 2004, future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

      Year                                              Amount
      ----                                            ---------
      2005                                            $ 433,000
      2006                                              232,000
      2007                                              108,000
      2008                                               25,000
      2009                                                1,000
                                                      ---------
      Total future minimum lease payments               799,000

      Less: imputed interest                            (79,704)

      Less: current maturities                         (384,943)
                                                      ---------

      Total long-term capital lease obligation        $ 334,353
                                                      =========

8- EMPLOYEE BENEFITS PLANS

      On January 1, 1997, the Company instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code ("the Plan"). Pursuant to the Plan qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plan.

9- RELATED PARTY TRANSACTIONS

      The following transactions occurred between the Company and certain related parties.

      The Company presently leases manufacturing and office space from KPK Realty Corp. a corporation in which 49% is owned by the majority stockholder of the Company.

      Additionally, the Company leases manufacturing space from DPPR Realty Corp. which is 100% owned by two of the shareholders of the Corporation who in the aggregate own 36.84% of the Company.

                      AIR INDUSTRIES MACHINING CORPORATION
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

      KPK Realty Corp. and DPPR Realty Corp. are considered variable interest entities under FIN 46 (See Note 11) and accordingly, their assets, liabilities and results of operations have been consolidated into the Company's financial statement.

10- COMMITMENTS AND CONTINGENCIES

      Litigation

      A legal action has been brought against the Company for personal injuries sustained by an independent contractor as a result of a fall on the Company's premises. The Company has insurance coverage for this claim in the amount of $4,000,000. The carrier has assumed the defense of this action and at a settlement mediation, the plaintiff made a demand of $2,000,000 which was rejected by the carrier. The Company believes that any judgement or settlement in this matter will be paid by the carrier.

11- VARIABLE INTEREST ENTITIES

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Under FIN 46, we are required to consolidate variable interest entities for which we are deemed to be the primary beneficiary by the third quarter of 2003, and disclose information about those in which we have significant variable interests effective immediately.

      The Company has leasing arrangements for its operating and manufacturing facilities with two lessors. Under FIN 46 these lessors are Variable Interest Entities and the Company is the primary beneficiary. Therefore, the Company has consolidated the respective lessors' assets and debt into these consolidated statements. At December 31, 2004 and 2003, these entities had gross assets of $1,901,000 and $1,902,000, respectively and gross liabilities of $1,165,000 and $1,210,000, respectively. These facilities were subsequently purchased in connection with a merger transaction in November 2005. The minority interest on the Company's financial statements consists of the non-controlling portion of these respective entities (See Note 9).

12- SUBSEQUENT EVENTS

      On November 30, 2005 merger agreements were consummated between the Company and an Acquisition Entity and between the Acquisition Entity and a Public Entity whose stock is traded in Over the Counter Market. Contemporaneously with the merger agreements, the Company secured $14,000,000 in debt facilities from a major lending institution and used funds from the facility to purchase real property that it had subsequently leased and paid off debts to its prior lender. As part of the merger agreements, the Acquisition Entity completed the first of two closings of private placement stock offerings which grossed $9,000,000 in the aggregate. These transactions and their associated costs have not been reflected in these financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 8A. Controls and Procedures.

      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Such controls are intended to provide reasonable assurance regarding the reliability of our financial reports for external reporting purposes and for purposes of monitoring operations.

      On November 30, 2005, we acquired Original Gales, then a privately held company, which immediately prior to such acquisition had acquired Air Industries Machining Corporation, also a privately held company, At such time significant changes were made in our management personnel. Further, as we had no operations prior to such acquisitions, upon the acquisition of AIM, its system of financial controls and procedures were adopted as those of our Company. Immediately following the acquisitions of Original Gales and AIM, our management, including our Executive Chairman and our Chief Financial Officer, commenced an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

      Because AIM was subject to stringent performance criteria imposed by its customers and as a consequence of its government contracts, in our management's estimation, its disclosure controls and procedures were superior to those of most privately held companies of comparable size. Nevertheless, its controls and procedures were not designed to facilitate the external financial reporting required of a publicly held company. Although no material weaknesses were found in our disclosure controls and procedures as of December 31, 2005, to ensure the reliability of future financial reports, our management has determined to complete the implementation of a total financial and operating control system that AIM installed during 2005. In addition, management has determined to hire support personnel experienced with the reporting requirements imposed upon public companies to facilitate the timely preparation of accurate financial reports. Except for these planned changes and those resulting from the acquisition of AIM and the substitution of its accounting procedures for those of ours in effect prior to November 30, 2005, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2005 or during the fourth quarter of 2005.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to our directors and executive officers.

         Name of Individual                 Age                        Position with the Company
-----------------------------------       -------        ----------------------------------------------------
          Michael A. Gales                   60                     Executive Chairman of the Board
          Louis A. Giusto                    63          Vice Chairman, Chief Financial Officer and Treasurer
        Peter D. Rettaliata                  55             Director, Chief Executive Officer and President
         Dario A. Peragallo                  41          Director and Executive Vice President, Manufacturing
         Stephen M. Nagler                   67                         Director and Secretary
         Seymour G. Siegel                   63                                Director
       Rounsevelle W. Schaum                 72                                Director
M.Gen. Ira A. Hunt, Jr. (USA, Ret.)          80                                Director
           James A. Brown                    53                                Director

      The business experience of each of our directors and executive officers is set forth below. Each of our directors and executive officers, except Mr. James
A. Brown, began his service with our Company as of November 30, 2005.

      Mr. Gales has been our Executive Chairman of the Board since November 30, 2005. He is the Chairman of the Executive and Management Committees of the Board. He has thirty-two years experience in Corporate Finance, Mergers & Acquisitions and corporate management of both publicly and privately held middle market companies. Since 1992, Mr. Gales has been Chairman and President of Gales & Company, a Wall Street M&A Advisory and Principal firm. From March 2003 to present, Mr. Gales has concentrated his efforts on the formation of Original Gales, the Acquisition, and the development of Original Gales' business strategy, including the future expansion of the business of AIM. From September 2001 to March 2003, Mr. Gales concentrated on the operation of Gales & Company. From 1997 to 2001, Mr. Gales served as the Managing Director of Corporate Finance and Executive Vice President of Corporate Finance for Janssen-Meyers Associates, LP and Andrew, Alexander, Wise & Company, Inc., respectively. Prior to 1997, Mr. Gales served in senior management and executive roles principally focused in heavy industries, including tenure as Principal, Co-Founder and President of American United Corporation, an international maritime engineering and technical systems group, and as President and Chief Operating Officer of Aquaglobal, Inc., a manufacturer and marketer of desalination systems serving customers such as Exxon, Shell, Mobil, Gulf and the U.S. Navy. Mr. Gales was the founding Chairman and CEO of AquaSciences International, Inc., a publicly traded organization engaged in the design and manufacture of water purification systems, and the founding Chairman of lntersearch Group, Inc., a publicly traded international HR consulting firm. In addition Mr. Gales has served as a Director of ProtoSource Corporation, a publicly traded internet service provider. Mr. Gales attended Oklahoma University and has been a member of various professional associations including the Royal Institute of Marine Engineers (London), Society of Naval Architects & Marine Engineers, Society of Piping Engineers & Designers, The Investment Company Institute and the President's Association of the American Management Association.

      Mr. Giusto, our Vice Chairman, Chief Financial Officer and Treasurer since November 30, 2005, has over 30 years of financial control experience with foreign and domestic banks, non-bank financial service entities and consumer product companies. He is a member of the Executive and Management Committees of the Board and reports to the Executive Chairman of the Board. Since 2003 in addition to his activities on behalf of Original Gales, Mr. Giusto has been acting as an independent consultant to a number of private businesses. From 2000 to 2003, Mr. Giusto was an Account Manager for a public accounting firm and the SVP Finance and Operations of Credit2B.com a web-based internet company bringing to market advanced credit decisioning platforms and sophisticated small business lending, insurance, securitization and factoring products. Before joining C2B, Mr. Giusto served for fourteen years in various positions with Fleet Bank and, prior to its acquisition by Fleet Bank, NatWest PLC, London. During his tenure at NatWest, Mr. Giusto served as Senior Financial Officer and Treasurer of NatWest Commercial Services, Inc. (a billion dollar wholly owned subsidiary of NatWest PLC, London) and a Credit Administrator (Risk Manager) with Fleet Bank. Mr. Giusto serves as a director of Long Island Consultation Center, a not-for-profit psychiatric care facility in Long Island, New York. Mr. Giusto graduated from New York University with a BS in Economics and Accounting and from Long Island University (with Distinction) with an MBA in Finance.

      Mr. Rettaliata has been our President and Chief Executive Officer, and also a member of our Board of Directors, since November 30, 2005. He has been the President of AIM and has served in such capacity since 1994. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years. Professionally, Mr. Rettaliata is the Chairman of "ADAPT", an organization of regional aerospace companies, a past member of the Board of Governors of the Aerospace Industries Association, and a member of the Executive Committee of the AIA Supplier Council. Recently, Mr. Rettaliata testified to the President's Commission on aerospace in Washington, D.C. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program. Upon completion of the Acquisition, Mr. Rettaliata continued to serve as President of AIM and assumed the positions of CEO and President of the Company, reporting to the Executive Chairman. He is a member of the Executive and Management Committees of the Board.

      Mr. Peragallo, who since November 30, 2005 has been our Executive Vice President and a member of our Board of Directors, is also the Executive Vice President of Manufacturing for AIM. Mr. Peragallo has been associated with AIM for over 25 years. He was elevated in 2000 to Director of Manufacturing. In addition, he has helped develop and maintain AIM's current business systems. Mr. Peragallo has been the company "Lean Advocate" since the inception of the program at AIM to decrease its inventory and increase productivity. He has led AIM on its "Lean" course of evolution and has participated in seventeen "Lean" events. Mr. Peragallo became Executive Vice President with overall responsibility for engineering, manufacturing and customer-critical technical matters (including "Lean" and "Supply Chain" activities) in 2003. He has been an active member of Diversity Business since 2000, which is an organization specializing in the promotion of small and minority owned businesses. He is a graduate of SUNY Farmingdale where he received a B.A. in Manufacturing Engineering. Mr. Peragallo oversees all engineering and production matters relating to AIM. Luis Peragallo is the father of Dario Peragallo, and Jorge Peragallo is the uncle of Dario Peragallo. Mr. Peragallo reports to the Company's and AIM's CEO and President, Mr. Rettaliata.

      Mr. Nagler, who has been a member of our Board of Directors and our Secretary since November 30, 2005, is a member of Eaton & Van Winkle LLP, a law firm in New York City which he joined as a Partner in October 2004. Prior to joining Eaton & Van Winkle, Mr. Nagler was affiliated with Phillips Nizer LLP as Counsel since 1995. Mr. Nagler chairs TriState Ventures LLC, an angel investor group in the New York area. Mr. Nagler is a graduate of the City College of New York and NYU School of Law. The firm of Eaton & Van Winkle LLP served as counsel to Original Gales and will be serving as counsel to the Company.

      Mr. Siegel, a member of our Board since November 30, 2005, has been a principal in the Siegel Rich Division of Rothstein, Kass & Company, P.C. since April 2000. Rothstein, Kass is a national firm of accountants and consultants with approximately 650 members and offices in 7 cities. He specializes in providing strategic advice to business owners including mergers acquisitions strategies; succession planning; capital introductions and long range planning. In 1974, Mr. Siegel founded, and from 1974 to 1990 was managing partner of, Siegel Rich and Co, P.C., CPAs. In 1990, Siegel Rich merged into Weiser LLP, then known as M.R.Weiser & Co., LLC, a large regional firm where he had been a senior partner. In 1995, Mr. Siegel founded another firm called Siegel Rich, which became a division of Rothstein, Kass in April 2000. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He serves as a director and audit committee chairman of Hauppauge Digital Inc., as well as Emerging Vision Incorporated has served in a similar capacity at Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies and Barpoint.com and serves as a member of the audit committee for Global Aircraft Solutions Incorporated. Mr. Siegel is the Chairman of the Audit Committee of the Board.

      Mr. Schaum has been a member of our Board since November 30, 2005. Since 1993, Mr. Schaum has served as Chairman of Newport Capital Partners, a private investment banking and financial advisory firm specializing in providing assistance to emerging growth companies in private placements, corporate governance and negotiation of mergers and acquisitions. Mr. Schaum also serves as a director and Chairman of the Audit Committee of the Quigley Corporation (NASDAQ: "QGLY"); as Chairman of Mosaic Nutraceuticals, Inc. (OTC: "MCNJ.PK"); and as a director of Camelot Entertainment Group, Inc (OTC:BB "CMEG"); Intelligent Security Networks, Inc. (OTC: "ISNT.PK") and Turboworx, Inc., a private firm specializing in high speed computation technologies. Mr. Schaum was a founder, director and treasurer of Streaming Media Corporation, and has also served as Chairman and CEO of BusinessNet Holdings Corporation; as a crisis manager for Heller Financial Corporation; as Chairman of the California Small Business Development Corporation, a private venture capital syndicate; and was the founder and Managing Director of the Center of Management Sciences, a consulting firm serving the aerospace industry. He has been a consultant on project management procedures to the Departments of the Army, Navy and Air Force, and numerous defense contractors, including General Dynamics, MacDonald-Douglas, Raytheon, Hughes Aircraft and the Logistics Management Institute. Mr. Schaum is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA degree from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System. Mr. Schaum is the Chairman of the Compensation Committee of the Board.

      General Hunt, a member of our Board since November 30, 2005, graduated from the United States Military Academy in 1945 and subsequently served thirty-three years in various command and staff positions in the U.S. Army, retiring from active military service as a Major General in 1978. His last military assignment was as Director of the Office of Battlefield Systems Integration. Subsequently, General Hunt was president of Pacific Architects and Engineers in Los Angeles and Vice President of Frank E. Basil, Inc. in Washington, D.C. Since 1990, General Hunt has been a director of SafeNet Inc. (Nasdaq: SFNT), an information security technology company. He is a Freeman Scholar of the American Society of Civil Engineers and has a M.S. in Civil Engineering from the Massachusetts Institute of Technology, a M.B.A. from the University of Detroit; a Doctor of the University Degree from the University of Grenoble, France and a Doctor of Business Administration Degree from the George Washington University. General Hunt is a member of the Compensation Committee of the Board.

      Mr. Brown was Ashlin's Chief Executive Officer and Secretary from September 2004 to November 30, 2005 and was Ashlin's Chairman of the Board from May 2003 to November 30, 2005. Since November 30, 2005, Mr. Brown has served as a member of our Board of Directors. We filed for bankruptcy protection while Mr. Brown was our Chairman and CEO. Mr. Brown served as the Chief Operating Officer of Private Investor Reserves Corp., a financial services firm, from May 2000 through 2004. Mr. Brown co-founded A.S. Partners.com, Inc., an internet application service provider, and served as its Chief Executive Officer from December 1998 to April 2000. Mr. Brown is a member of the Audit Committee of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2005.

The Audit Committee

      Our Audit Committee consists of Messrs. Siegel and Brown. Mr. Siegel is our audit committee financial expert and is "independent" as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

      We have adopted a written code of ethics that applies to our principal executive officer, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such code of ethics to any person requesting a copy.

Item 10. Executive Compensation.

      The following table shows for fiscal years ended December 31, 2005, 2004 and 2003, respectively, certain compensation which we (including AIM) awarded or paid to, or which was earned from us by, the following persons (collectively, the "Named Executive Officers").

o     Michael A. Gales, our Executive Chairman since November 30, 2005;
o Louis A. Giusto, our Vice Chairman, Chief Financial Officer and Treasurer since November 30, 2005;
o Peter D. Rettaliata, our Chief Executive Officer and President since November 30, 2005 and officer of AIM;
o Dario A. Peragallo, our Executive Vice President since November 30, 2005 and officer of AIM;
o     Luis Peragallo, a former officer of AIM who is not employed by us;
o     Jorge Peragallo, a former officer of AIM who is not employed by us; and
o James A. Brown, our Chief Executive Officer from September 26, 2004 to November 30, 2005.

      Luis Peragallo is the brother of Jorge Peragallo and the father of Dario Peragallo. Other than the Named Executive Officers, none of our executive officers earned more than $100,000 in salary and bonus for the 2005 fiscal year. Unless otherwise indicated, we did not grant stock options or restricted stock to them during the periods indicated.

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                               Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------
                                                                           Awards                     Payouts
                                                                --------------------------------------------------------
                                                                 Restricted      Securities      LTIP         All Other
   Name and                                                        Stock         Underlying     Payouts     Compensation
  Principal                            Bonus    Other Annual      Award(s)      Options/SARs
   Position      Year    Salary ($)     ($)    Compensation ($)     ($)             (#)           ($)            ($)
------------------------------------------------------------------------------------------------------------------------
Michael A.      2005    $ 21,233(1)     --           --              --         1,250,000 (3)      --             --
Gales,          --------------------------------------------------------------------------------------------------------
Executive       2004       --           --           --              --             --             --             --
Chairman of     --------------------------------------------------------------------------------------------------------
the Company     2003       --           --           --              --             --             --             --
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Louis A.        2005    $ 19,534(2)     --           --              --         1,200,000 (3)      --             --
Giusto,         --------------------------------------------------------------------------------------------------------
Vice            2004       --           --           --              --             --             --             --
Chairman,       --------------------------------------------------------------------------------------------------------
Chief           2003       --           --           --              --             --             --             --
Financial
Officer and
Treasurer
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Peter D.        2005    $241,510        --           --              --         1,200,000 (3)      --             --
Rettaliata,     --------------------------------------------------------------------------------------------------------
Chief           2004     217,724        --           --              --             --             --             --
Executive       --------------------------------------------------------------------------------------------------------
Officer of      2003     219,182        --           --              --             --             --             --
the Company
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Dario A.        2005    $242,344        --           --              --         1,200,000 (3)      --             --
Peragallo,      --------------------------------------------------------------------------------------------------------
Executive       2004     197,211        --           --              --             --             --             --
Vice            --------------------------------------------------------------------------------------------------------
President of    2003     151,666        --           --              --             --             --             --
the Company
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Luis            2005    $297,063        --           --              --             --             --             --
Peragallo,      --------------------------------------------------------------------------------------------------------
Former          2004     322,536        --           --              --             --             --             --
officer         --------------------------------------------------------------------------------------------------------
of AIM          2003     255,375        --           --              --             --             --             --
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Jorge           2005    $226,563        --           --              --             --             --             --
Peragallo,      --------------------------------------------------------------------------------------------------------
Former          2004     219,449        --           --              --             --             --             --
officer         --------------------------------------------------------------------------------------------------------
of AIM          2003     230,301        --           --              --             --             --             --
------------------------------------------------------------------------------------------------------------------------
James A.        2005     $95,646        --           --          $51,000(5)         --             --             --
Brown,          --------------------------------------------------------------------------------------------------------
Former Chief    2004      27,817(4)     --           --              --             --             --             --
Executive       --------------------------------------------------------------------------------------------------------
Officer         2003       --           --           --           10,000(5)         --             --             --
------------------------------------------------------------------------------------------------------------------------

----------
(1) This amount represents pay for only part of December 2005. Mr. Gales did not receive a salary from us prior to November 30, 2005. Mr. Gales' employment agreement provides that, for 2006, he is to receive a salary of at least $250,000 and a bonus of at least $125,000.

(2) This amount represents pay for only December 2005. Mr. Giusto did not receive a salary from us prior to November 30, 2005. Mr. Giusto's employment agreement provides that, for 2006, he is to receive a salary of at least $230,000 and a bonus of at least $115,000.

(3) Consist of stock options to purchase shares of Common Stock, the vesting schedule and other terms of which are set forth in the footnotes to the table below under the caption "Option Grants In Last Fiscal Year (2005)".

(4) Prior to becoming Chief Executive Officer, Mr. Brown received approximately $59,000 in consulting fees in 2004 in consideration for his services.

(5) Consists of shares of restricted stock and not stock options. As of August 13, 2003, Mr. Brown received 80,038 restricted shares of Common Stock, valued at $10,000. Of the 596,231 restricted shares of Common Stock granted to Mr. Brown in 2005, 100,000 shares, with a fair value of $7,000, were issued to him as of November 2005 in connection with the Merger, 240,112 shares were issued to him in January 2005 (with a fair value of $12,000) upon our emergence from bankruptcy protection, and 256,119 shares (with a fair value of $32,000) were issued to him in March 2005.

Incentive Plans

      Prior to January 28, 2005, the effective date of our Plan of Reorganization, we had outstanding stock options under our 1998 Stock Option Plan. As of January 28, 2005, all of our outstanding options were terminated pursuant to the Plan of Reorganization except options to purchase 40,018 shares of Common Stock held by Steven Pomerantz and options to purchase 4,002 shares of Common Stock held by Ted Alflen, both of whom served on our Board of Directors following our emergence from bankruptcy proceedings until the completion of the Merger. As of November 30, 2005, such stock options held by Mr. Pomerantz and Mr. Alflen were canceled.

                        Option Grants in Last Fiscal Year

      In 2004, we did not grant to any of the Named Executive Officers options to purchase shares of Common Stock. As set forth in the following table, during 2005 we granted, under our Stock Incentive Plan, the following stock options to the Named Executive Officers:

                    Option Grants In Last Fiscal Year (2005)

                                                   Number of         % of
                                                  Securities     Total Options
                                                  Underlying      Granted to
                                                    Options      Employees in    Exercise   Expiration
                                         Year       Granted       Fiscal Year      Price       Date
                                         ----     ----------     -------------   --------   ----------
Michael A. Gales ....................    2005     1,250,000 (1)      25.8%         $.22       9/26/15
Louis A. Giusto .....................    2005     1,200,000 (2)      24.7%         $.22       9/26/15
Peter D. Rettaliata .................    2005     1,200,000 (3)      24.7%         $.22       9/26/15
Dario A. Peragallo...................    2005     1,200,000 (3)      24.7%         $.22       9/26/15

--------------------------------------------------------------------------------

(1) One-fifth of such options vested as of November 30, 2005 and the balance will vest in equal increments of 250,000 shares each on the first through fourth anniversaries of September 15, 2005. The options which vested on November 30, 2005 are exercisable at $0.22 per share and the exercise price of the options vesting on each of September 15, 2006, 2007, 2008 and 2009 will be the higher of
(a) $0.22 per share or (b) the average trading price of the Common Stock for the thirty trading days ending December 15, 2005, September 15, 2006, September 15, 2007 and September 15, 2008, respectively.

(2) One-fifth of such options vested as of November 30, 2005 and the balance will vest in equal increments of 240,000 shares each on the first through fourth anniversaries of September 15, 2005. The options which vested on November 30, 2005 are exercisable at $0.22 per share and the exercise price of the options vesting on each of September 15, 2006, 2007, 2008 and 2009 will be the higher of
(a) $0.22 per share or (b) the average trading price of the Common Stock for the thirty trading days ending December 15, 2005, September 15, 2006, September 15, 2007 and September 15, 2008, respectively.

(3) One-eighth of such options vested as of November 30, 2005 and the balance will vest in equal increments of 150,000 shares each on the first through seventh anniversaries of September 15, 2005. The options which vested on November 30, 2005 are exercisable at $0.22 per share and the exercise price of the options vesting on each of September 15, 2006, 2007, 2008, 2009, 2010, 2011 and 2012 will be the higher of (a) $0.22 per share or (b) the average trading price of the Common Stock for the thirty trading days ending December 15, 2005, September 15, 2006, September 15, 2007, September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, respectively.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                        Option Value at December 31, 2005

                                           Number of Securities                      Value of
                                          Underlying Unexercised              Unexercised In-The-Money
                                       Options at December 31, 2005         Options at December 31, 2005
                                       ----------------------------         ----------------------------
                                      Exercisable       Unexercisable       Exercisable    Unexercisable (1)
                                      -----------       -------------       -----------    -----------------
Michael A. Gales   ................     250,000           1,000,000           $40,000         $160,000
Louis A. Giusto ...................     240,000             960,000           $38,400         $153,600
Peter D. Rettaliata  ..............     150,000           1,050,000           $24,000         $168,000
Dario A. Peragallo ................     150,000           1,050,000           $24,000         $168,000

      (1) The values in this column are calculated based on an assumed exercise price of $0.22 per share. However, the actual exercise price for the stock options which have not yet vested may be greater than $0.22 per share, as described in the footnotes to the table, "Option Grants In The Last Fiscal Year", above.

The last sale price of the Common Stock was $0.38 on December 30, 2005, the last trading day of 2005.

Employment Agreements

      The employment agreement of Michael A. Gales became effective as of November 30, 2005 and will terminate five years thereafter, but will be extendable for successive three one-year renewal periods unless he decides not to extend the agreement. Pursuant to his employment agreement, Mr. Gales will receive a base salary at an annual rate of $250,000, which will increase a minimum of 10% per year if our operating profits have increased by at least 5% over the preceding 12-month period. Mr. Gales will be entitled to an annual bonus to be determined by our Board of Directors but which must equal at least 50% of Mr. Gales' annual base salary. If he is dismissed without cause, Mr. Gales would be entitled to receive salary and benefits for the period which is the greater of the remaining initial term (or renewal period, as the case may be) of his employment agreement or three years. In addition, we granted to Mr. Gales, upon the execution of his employment agreement, options to purchase 1,250,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. See the applicable footnote under the foregoing table captioned, "Option Grants In Last Fiscal Year (2005)". Mr. Gales' employment agreement also contains restrictive covenants prohibiting Mr. Gales (i) from directly or indirectly competing with the Company, (ii) from soliciting any customer of the Company or AIM for any competitive purposes and (iii) from employing or retaining any employee of the Company or AIM or soliciting any such employee to become affiliated with any entity other than the Company or AIM during the twelve-month period commencing upon the termination of his agreement (the "Employee Restrictive Covenants").

      The employment agreement of Louis A. Giusto became effective as of November 30, 2005, and will terminate five years thereafter, but will be extendable for successive three one-year periods unless he decides not to extend the agreement. Pursuant to his employment agreement, Mr. Giusto will receive a base salary at an annual rate of $230,000. The terms of Mr. Giusto's employment agreement relating to bonus, annual increases in base salary and severance upon termination are the same as those provided for in Mr. Gales' employment agreement, the terms of which are set forth above. In addition, the Company granted to Mr. Giusto, upon the execution of his employment agreement, options to purchase 1,200,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. The vesting schedule and exercise price relating to Mr. Giusto's options are the same as those relating to Mr. Gales' options set forth above. Mr. Giusto's employment agreement also contains the Employee Restrictive Covenants.

      The employment agreement of Peter D, Rettaliata became effective as of November 30, 2005, and will terminate five years thereafter, but will be extendable for successive three one-year periods unless he or the Company decides not to extend the agreement. Pursuant to his employment agreement, Mr. Rettaliata will receive a base salary at an annual rate of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such bonus compensation as the Board of Directors may determine. The terms of Mr. Rettaliata's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Gales' employment agreement, the terms of which are set forth above. In addition, the Company granted to Mr. Rettaliata, upon the execution of his employment agreement, options to purchase 1,200,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. Please see the applicable footnote under the foregoing table captioned, "Option Grants In Last Fiscal Year (2005)". Mr. Rettaliata's employment agreement also contains the Employee Restrictive Covenants.

      The employment agreement of Dario A. Peragallo became effective as of November 30, 2005, and will terminate five years thereafter, but will be extendable for successive three one-year periods unless he or the Company decides not to extend the agreement. Pursuant to his employment agreement, Mr. Peragallo will receive a base salary at an annual rate of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such bonus compensation as the Board of Directors may determine. The terms of Mr. Peragallo's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Gales' employment agreement, the terms of which are set forth above. In addition, the Company granted to Mr. Peragallo, upon the execution of his employment agreement, options to purchase 1,200,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. The vesting schedule and exercise price relating to Mr. Peragallo's options are the same as those relating to Mr. Rettaliata's options set forth above. Mr. Peragallo's employment agreement also contains the Employee Restrictive Covenants.

      The Company has agreed with GunnAllen Financial, Inc. (the "Placement Agent") that the employment agreements of the above-mentioned individuals will not be changed or amended without the prior consent of the Placement Agent during the two year period following the completion of the Offering and no further stock options will be granted to such individuals during such time period without the prior consent of the Placement Agent.

      Pursuant to our Plan of Reorganization, Ashlin had entered into an employment agreement with James A. Brown, who at the time was Ashlin's chairman and chief executive officer. As a result of the Merger, such employment agreement was terminated as of November 30, 2005 and Mr. Brown waived all of his rights under such employment agreement.

Director Compensation

      As a result of the Merger, our new compensation policy for each of our non-employee directors calls for: $10,000 per year, $1,250 per Board meeting and stock options to purchase a number of shares of Common Stock to be determined. We reimburse each director for expenses related to attending Board meetings. We pay an additional $3,000 per year to each independent director serving as the chairman of a committee of the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of April 6, 2006 by (i) each person known by us to own beneficially more than 5% of the outstanding Common Stock,
(ii) each of our directors and executive officers, (iii) any other "Named Executive Officer" identified in the Executive Compensation section, above, and
(iv) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. The address of each executive officer and director is c/o the Company, 1479 North Clinton Avenue, Bay Shore, NY 11706.

                                                       Percentage of
Name                     Number of Shares           Shares Outstanding
----                     ----------------           ------------------
Michael A. Gales           4,326,219 (1)                  28.9%
Louis A. Giusto            3,644,538 (2)                  24.4%
Peter Rettaliata           1,100,000 (3)                   7.0%
Dario Peragallo            1,100,000 (4)                   7.0%
Seymour G. Siegel            100,000                        *
Rounsevelle W. Schaum        100,000                        *
Ira A. Hunt, Jr              100,000                        *
Stephen Nagler               145,455 (5)                   1.0%
James A. Brown               676,268                       4.6%
Luis Peragallo               253,214                       1.7%
Jorge Peragallo                    0                        *
ACS Holdings, LLC            876,705 (6)                   6.0%

All Directors and
  Officers as a group, 9 persons (1)(2)(3)(4)(5)          65.6%

----------
* Less than 1%

(1) Includes 250,000 shares of Common Stock underlying the vested portion of the 1,250,000 options granted to Mr. Gales pursuant to his Employment Agreement. For a more complete description of the terms of such options, see note 1 to the table "Executive Compensation - Option Grants in Last Fiscal Year", above.

(2) Includes 240,000 shares of Common Stock underlying the vested portion of the 1,200,000 options granted to Mr. Giusto pursuant to his Employment Agreement. For a more complete description of the terms of such options, see note 2 to table "Executive Compensation - Option Grants in Last Fiscal Year", above.

(3) Includes 150,000 shares of Common Stock underlying the vested portion of the 1,200,000 options granted to Mr. Rettaliata pursuant to his Employment Agreement. For a more complete description of the terms of such options, see note 3 to table "Executive Compensation - Option Grants in Last Fiscal Year", above. Includes 831,577 shares of Common Stock issuable upon conversion of the $332,631 principal amount convertible note issued to Mr. Rettaliata in connection with the Acquisition.

(4) Includes 150,000 shares of Common Stock underlying the vested portion of the 1,200,000 options granted to Mr. Peragallo pursuant to his Employment Agreement. For a more complete description of the terms of such options, see note 3 to table "Executive Compensation - Option Grants in Last Fiscal Year", above. Includes 831,577 shares of Common Stock issuable upon conversion of the $332,631 principal amount convertible note issued to Mr. Peragallo in connection with the Acquisition. Does not include 253,214 shares of Common Stock issued to Luis Peragallo pursuant to the terms of the Acquisition. Luis Peragallo is the father of Dario Peragallo.

(5) Includes 45,455 shares of Common Stock issuable upon exercise of warrants held by Mr. Nagler. Does not include 150,000 shares of Common Stock held by Eaton & Van Winkle LLP, a law firm of which Mr. Nagler is a partner.

(6) We believe that ACS Holdings, LLC is an affiliate of Atlas Capital Services, LLC which had the right to receive 1,477,230 shares of Common Stock as of the Closing Date and instructed us to issue such shares to its designees, including the 876,705 shares to ACS Holdings, LLC. In addition, an affiliate of Atlas Capital Services, LLC, Atlas Private Equity, LLC, is the holder of 226,334 shares of Common Stock, and is also the holder of warrants to purchase 409,091 shares of Common Stock at the exercise price of $.055 per share. The address of ACS Holdings, LLC is 135 East 57th Street, New York, New York, 10022.

Item 12. Certain Relationships and Related Transactions.

Transactions of Ashlin Prior to the Merger:

      In connection with our Plan of Reorganization, in January 2005, we entered into an employment agreement with James A. Brown, who was then our Chief Executive Officer, and disposed of substantially all of our assets to an entity controlled by another person who had been our former Chief Executive Officer.

      Prior to becoming our Chief Executive Officer, James A. Brown received approximately $59,000 in consulting fees in 2004 in consideration for his services to us. As of August 13, 2003, Mr. Brown received from us 80,003 shares of Common Stock, valued at $10,000. He also received 100,000 shares, with a fair value of $7,000, as of November 2005 in connection with the Merger.

Transactions Relating to Original Gales Prior to the Merger:

      In August 2005, Mr. Stephen Nagler, one of our directors and our Secretary, loaned $10,000 to Original Gales. Co-investors of Mr. Nagler loaned an additional $35,000 to Original Gales in the same financing (the "$45,000 Financing"). In connection with the $45,000 Financing, Original Gales issued to such investors 12% convertible bridge notes (the "$45,000 Bridge Notes") in the aggregate principal amount of $45,000. The $45,000 Bridge Notes were repaid with a portion of the proceeds of the Offering. In connection with the $45,000 Financing, Original Gales issued to the investors warrants ("$45,000 Bridge Warrants") to purchase 204,547 shares of its common stock at $0.22 per share and, as a result of the Merger, such warrants became warrants to purchase an equal number of shares of our Common Stock. The $45,000 Bridge Warrants allow for cashless exercise and have weighted-average anti-dilution protection with respect to the exercise price.

      Stephen Nagler is a partner of the law firm of Eaton & Van Winkle LLP, which was counsel to Original Gales until the Merger and has been our counsel since November 30, 2005. In October 2004, Eaton & Van Winkle LLP and Mr. Nagler subscribed for 150,000 shares and 100,000 shares, respectively, of Original Gales' common stock for $.00001 per share. Upon cancellation of such shares in connection with the Merger, we issued to Eaton & Van Winkle 150,000 shares of our Common Stock and issued to Mr. Nagler 100,000 shares of our Common Stock.

      In October 2004, Original Gales issued 4,401,219 shares of its common stock to Michael Gales, its founder and Executive Chairman, and 3,404,538 shares of its common stock to Louis Giusto, its Vice Chairman, pursuant to subscriptions for such shares by such individuals. As of the same date, three of our directors (Messrs. Schaum, Siegel and Hunt) subscribed for 100,000 shares each of Original Gales common stock. The subscription price for the shares described in this paragraph was $.00001 per share.

Transactions Relating to Air Industries Machining Corporation Prior to the
Merger:

      Prior to its Acquisition by Original Gales, AIM leased manufacturing and office space from KPK Realty Corp. which, since October, 1974, has been owned 49% by Luis Peragallo, an officer, a director and the largest shareholder of AIM prior to its Acquisition by Original Gales. The annual rent for such lease was approximately $300,000 plus annual real estate taxes on the leased property. Between 1989 and 1990, AIM advanced $208,233 to KPK Realty Corp. In partial repayment of such advances from AIM, rent in the amount of $22,992 in 2003, $127,737 in 2004 and $11,496 in 2005 was offset by KPK Realty Corp. from the amounts due under such lease. In addition, from 1990 to 2005, AIM was a guarantor of the mortgage (with a balance of approximately $677,000 as of September 30, 2005) on such leased property. This guaranty was terminated in connection with the Real Estate Acquisition.

      Prior to its Acquisition by Original Gales, AIM leased manufacturing space at an annual rental of approximately $82,800, plus annual real estate taxes on such property, from DPPR Realty Corp. which, since January, 2003 has been 100% owned by Peter Rettaliata and Dario Peragallo. Prior to the Acquisition, Messrs. Rettaliata and D. Peragallo owned an aggregate of 36.84% of AIM's outstanding capital stock. Messrs. Rettaliata and D. Peragallo were officers of AIM and are officers and directors of our Company. From February 2003 to November 30, 2005, AIM was also a guarantor of the mortgage (with a balance of approximately $567,000 as of September 30, 2005) on such leased property. This guaranty was terminated in connection with the Real Estate Acquisition.

      In December, 2002, Peter Rettaliata and Dario Peragallo purchased from AIM for $257,058 an option to purchase DPPR Realty Corp. Subsequently, Mr. Rettaliata and D. Peragallo purchased DPPR Realty Corp. and each now owns 50% of DPPR Realty Corp.

      In June, 1995, an individual who held 49% of the outstanding capital stock of AIM sold such interest to Jorge Peragallo and Peter Rettaliata for cash and a $625,000 principal amount promissory note from each of Mr. J. Peragallo and Mr. Rettaliata ($1,250,000 in the aggregate). AIM guaranteed the repayment of these promissory notes, which aggregated $1,250,000 in principal amount. These promissory notes were repaid in full in June 2005.

      Peter Rettaliata, who was an officer of AIM, advanced $5,000 to AIM during 2003 and $42,678 to AIM during 2004. Dario Peragallo, who was an officer of AIM, advanced $5,000 to AIM during 2003 and $39,334 to AIM during 2004. Luis Peragallo, who was an officer of AIM, advanced $5,000 to AIM during 2003 and $18,179 to AIM during 2004. Jorge Peragallo, who was an officer of AIM, advanced $5,000 to AIM during 2003 and $38,344 to AIM during 2004. As of September 30, 2005, AIM had received an aggregate of $363,323 in loans from its officers and was obligated to repay such amount to its officers. Such amount was repaid in connection with our Acquisition of AIM. In October, 2005, AIM agreed to pay an aggregate of $225,000 to its officers to enable them to pay income taxes accrued while operating AIM as a Subchapter S corporation. Such amount was paid in connection with our Acquisition of AIM.

Transactions Relating to the Merger, Acquisition and Other Closing Transactions:

      On November 30, 2005, Original Gales completed the acquisition (the "Acquisition") from Messrs. Luis Peragallo, Jorge Peragallo, Peter Rettaliata and Dario Peragallo (the "AIM Shareholders"), of all of the outstanding capital stock of AIM. Original Gales had entered into a Stock Purchase Agreement with AIM and the AIM Shareholders ("Acquisition Agreement") as of July 25, 2005. The aggregate purchase price paid to the AIM Shareholders consisted of (i) $3,114,296 in cash, (ii) $1,627,262 principal amount of promissory notes, payable over five years, of which $962,000 were in the form of a secured subordinated promissory note payable to Mr. Luis Peragallo and $665,262 were in the form of unsecured convertible promissory notes ($332,631 payable to Mr. Peter Rettaliata and $332,631 payable to Mr. Dario Peragallo), convertible into shares of Common Stock at a price of $0.40 per share, and (iii) 490,060 shares of newly issued Common Stock. The 490,060 shares of Common Stock issued to the AIM Shareholders were allocated as follows: 253,214 shares to Luis Peragallo, 118,423 shares to Peter Rettaliata and 118,423 shares to Dario Peragallo. The unsecured convertible promissory notes issued to Messrs. Rettaliata and D. Peragallo will automatically be converted into Common Stock if the shares into which such notes may be converted are registered under the Securities Act and such registration has become effective. In addition to the purchase price, Original Gales paid an aggregate of $1,053,862 in connection with the Acquisition, a portion of which represented legal and accounting expenses ($300,000) incurred by AIM and its shareholders and $270,403 to enable AIM's shareholders to pay income taxes accrued prior to closing. The purchase price paid to AIM's shareholders was the result of arms' length negotiation between Original Gales and the AIM shareholders.

      Our employment agreements with Messrs. Gales, Giusto, Rettaliata and D. Peragallo became effective on November 30, 2005 and we issued stock options to them as of such date. See "Executive Compensation - Employment Agreements", above.

      As of November 30, 2005, Gales Industries Acquisition Corp., Inc. completed the purchased from entities which are owned, in part, by affiliates of AIM (KPK Realty Corp. and DPPR Realty Corp.), for the aggregate purchase price $4,190,000, of the properties, described above, which were being leased by AIM prior to November 30, 2005 from such entities. The purchase price paid to KPK Realty Corp. was $2,690,000 and the purchase price paid to DPPR Realty Corp. was $1,500,000. Gales Industries Acquisition Corp., Inc. contemporaneously merged into AIM, with AIM being the surviving entity, so that AIM became the owner of such properties.

Item 13. Exhibits.

Exhibit Nos.
------------

2.1       Debtor's Amended Plan of Reorganization (incorporated by reference to
          Exhibit 2.1 of Registrant's Form 8-K, filed January 14, 2005).

2.2 Merger Agreement, dated as of November 14, 2005, among Original Gales, two of its stockholders, Gales Industries Merger Sub, Inc., and Ashlin Development Corporation (incorporated herein by reference to Exhibit
          10.1 of Registrant's Form 8-K report filed November 21, 2005).

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed February 15, 2006).

3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K report, filed February 15, 2006).

4.1 Convertible Promissory Note, dated November 30, 2005, in the amount of $332,631, from Original Gales (and assumed by the Registrant) to Peter Rettaliata (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K report, filed December 6, 2005).

4.2 Convertible Promissory Note, dated November 30, 2005, in the amount of $332,631, from Original Gales (and assumed by the Registrant) to Dario Peragallo (incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K report, filed December 6, 2005).

Exhibit Nos.
------------

4.3 Form of Warrant issued by the Registrant to GunnAllen Financial, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K report, filed December 6, 2005).

4.4* Form of Warrant issued by Original Gales to Atlas Private Equity, LLC (and assumed by the Registrant).


4.5 Form of Warrant issued by Original Gales (and assumed by the Registrant) to investors in the $45,000 Bridge Financing in or about August 2005 (incorporated by reference to Exhibit 4.5 of the Registrant's Form 8-K report, filed December 6, 2005).

4.6 Form of Warrant issued by Original Gales (and assumed by the Registrant) to investors in the $105,000 Bridge Financing in or about September, 2005 (incorporated by reference to Exhibit 4.6 of the Registrant's Form 8-K report, filed December 6, 2005).

10.1 Asset Purchase Agreement between the Registrant and TeeZee, Inc. dated October 15, 2004 (incorporated by reference of the Registrant's Report of Form 8-K, filed on January 14, 2005).

10.2 Stock Purchase Agreement, dated as of July 25, 2005, by and among Original Gales, Air Industries Machining, Corp., Luis Peragallo, Jorge Peragallo, Peter Rettaliata and Dario Peragallo (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report, filed December 6, 2005).

10.3 Secured Subordinated Promissory Note, dated November 30, 2005, in the amount of $962,000, from Original Gales (and assumed by the Registrant) to Luis Peragallo (incorporated by reference to Exhibit
          10.3 of the Registrant's Form 8-K report, filed December 6, 2005).

10.4 Security Agreement, dated as of November 30, 2005, by and between Original Gales (and assumed by the Registrant) and Luis Peragallo (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report, filed December 6, 2005).


10.5 Contract of Sale, dated as of November 7, 2005, by and between DPPR Realty Corp. and Original Gales for the purchase of the property known as 1480 North Clinton Avenue, Bay Shore, NY (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K report, filed December 6,
          2005).

10.6 Contract of Sale, dated as of November 7, 2005, by and between KPK Realty Corp. and Original Gales for the purchase of the property known as 1460 North Fifth Avenue and 1479 North Clinton Avenue, Bay Shore, NY (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report, filed December 6, 2005).

10.7 Employment Agreement, dated as of September 26, 2005, by and between Original Gales (and assumed by the Registrant) and Michael A. Gales (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report, filed December 6, 2005).

10.8 Employment Agreement, dated as of September 26, 2005, by and between Louis A. Giusto and Original Gales (and assumed by the Registrant) (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report, filed December 6, 2005).

Exhibit Nos.
------------

10.9 Employment Agreement, dated as of September 26, 2005, by and among Original Gales (and assumed by the Registrant), Air Industries Machining, Corp. and Peter D. Rettaliata (incorporated by reference to
          Exhibit 10.9 of the Registrant's Form 8-K report, filed December 6, 2005.

10.10 Employment Agreement, dated as of September 26, 2005, by and among Original Gales (and assumed by the Registrant), Air Industries Machining, Corp. and Dario Peragallo (incorporated by reference to
          Exhibit 10.10 of the Registrant's Form 8-K report, filed December 6,
          2005).

10.11 Form of Placement Agency Agreement, dated as of September 26, 2005, between GunnAllen Financial Inc. and Original Gales, including Amendments No.1 and No.2 thereto, dated October 25, 2005 and November 10, 2005, respectively (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-131709) filed February 9, 2006).

10.12     [Intentionally left blank.]

10.13     Registrant's 1998 Stock Option Plan (incorporated by reference to
          Exhibit 10.18 of the Registrant's annual report on Form 10-KSB, filed April 12, 2002).

10.14 2005 Stock Incentive Plan of Gales Industries Incorporated (incorporated by reference to Exhibit 10.14 of the Registrant's Form 8-K report, filed December 6, 2005).

10.15 Stock Option Agreement, dated as of September 26, 2005, by Original Gales (and assumed by the Registrant) with Michael A. Gales (incorporated by reference to Exhibit 10.15 of the Registrant's Form 8-K report, filed December 6, 2005).

10.16 Stock Option Agreement, dated as of September 26, 2005, by Original Gales (and assumed by the Registrant) with Louis A. Giusto (incorporated by reference to Exhibit 10.16 of the Registrant's Form 8-K report, filed December 6, 2005).

10.17 Stock Option Agreement, dated as of September 26, 2005, by Original Gales (and assumed by the Registrant) with Peter Rettaliata (incorporated by reference to Exhibit 10.17 of the Registrant's Form 8-K report, filed December 6, 2005).

10.18 Stock Option Agreement, dated as of September 26, 2005, by Original Gales (and assumed by the Registrant) with Dario Peragallo (incorporated by reference to Exhibit 10.18 of the Registrant's Form 8-K report, filed December 6, 2005).

10.19 Revolving Credit, Term Loan, Equipment Line and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp., PNC Bank, National Association, as Lender, and PNC Bank, National Association, as Agent (incorporated by reference to
          Exhibit 10.19 of the Registrant's Form 8-K report, filed December 6,
          2005).

10.20 Mortgage and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp. and PNC Bank (incorporated by reference to Exhibit 10.20 of the Registrant's Form 8-K report, filed December 6, 2005).

10.21 Long Term Agreement, dated as of August 18, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated by reference to Exhibit 10.21 of the Registrant's Form 8-K report, filed December 6, 2005).

10.22 Long Term Agreement, dated as of September 7, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated by reference to Exhibit 10.22 of the Registrant's Form 8-K report, filed December 6, 2005).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of Registrant's Report on Form 10-KSB, filed on April 14, 2004; Registrant was then known as Health & Nutrition Systems
          International).

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant's Form 8-K report, filed December 6, 2005).

Exhibit Nos.
------------

31.1* Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2* Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Numbers with (*) indicate Exhibits that are filed herewith.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

      Daszkal Bolton LLP was our principal accounting firm in 2004 and from January 1, 2005 to December 15, 2005. Goldstein Golub Kessler LLP ("GGK") has been our principal accounting firm since December 15, 2005 and also worked for Original Gales prior to November 30, 2005. During fiscal year 2005 and fiscal year 2004, the aggregate fees which we paid to Daszkal Bolton LLP for professional services were as follows:

--------------------------------------------------------------------------------
                                                  Fiscal Year Ended
--------------------------------------------------------------------------------
                                        December 31, 2005  December 31, 2004
--------------------------------------------------------------------------------
Audit Fees (1)                          $38,539            $61,430
--------------------------------------------------------------------------------
Audit-Related Fees                      $-0-               $-0-
--------------------------------------------------------------------------------
Tax Fees (2)                            $5,568             $5,000
--------------------------------------------------------------------------------
All Other Fees (3)                      $720.00            $-0-
--------------------------------------------------------------------------------

(1) Fees for audit services include fees associated with the annual audit and the review of the Company's quarterly reports on Form 10-QSB.

(2)   Tax services consisted primarily of filing tax returns.

(3) The $720 paid to our principal accounting firm in 2005 was for its review of our bankruptcy filing and related sale of assets to determine potential tax consequences.

      During fiscal year 2004, we did not pay any fees to GGK. The table below shows GGK's fees for professional services rendered to us and/or Original Gales
(1) accrued by GGK in 2005 and (2) actually paid by us in 2005. All of the fees were audit fees.

                                ------------------------------------------------
                                In Fiscal Year Ended December 31, 2005
                                ------------------------------------------------
                                Total Accrued                Paid by Company
                                by GGK                       to GGK
                                ------------------------------------------------
Audit Fees                      $209,745                     $10,273
  Audit-Related Fees            0                            0
  Tax Fees                      0                            0
  All Other Fees                0                            0

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

      As required by the Audit Committee charter, the Audit Committee pre-approved the engagement of Daszkal Bolton LLP and GGK for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Daszkal Bolton LLP and GGK in providing tax and audit services and other permissible non-audit services to the Company and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GALES INDUSTRIES INCORPORATED

Date: April 13, 2006                               By /s/ Michael A. Gales
                                                      --------------------------
                                                      Michael A. Gales
                                                      Executive Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Date


/s/ Michael A. Gales                                            April 13, 2006
--------------------------
Michael A. Gales
Executive Chairman


/s/ Louis A. Giusto                                             April 13, 2006
--------------------------
Louis A. Giusto
Vice Chairman, Chief Financial Officer and Treasurer


/s/ Peter D. Rettaliata                                         April 13, 2006
--------------------------
Peter D. Rettaliata
Director, President and Chief Executive Officer


/s/ Dario Peragallo                                             April 13, 2006
--------------------------
Dario Peragallo
Director, Executive Vice President


/s/ Seymour G. Siegel                                           April 13, 2006
--------------------------
Seymour G. Siegel
Director


/s/ Rounsevelle W. Schaum                                       April 13, 2006
--------------------------
Rounsevelle W. Schaum
Director


/s/ Ira A. Hunt Jr.                                             April 13, 2006
--------------------------
Ira A. Hunt Jr.
Director


/s/ Stephen M. Nagler                                           April 13, 2006
--------------------------
Stephen M. Nagler
Director, Secretary


/s/ James A. Brown                                              April 13, 2006
--------------------------
James A. Brown
Director