Form 10QSB
period 2006-03-31
Gales Industries Inc
filed 2006-05-15
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-29245

                          GALES INDUSTRIES INCORPORATED
           (Exact name of small business as specified in its charter)

           Delaware                                      20-4458244
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                 1479 Clinton Avenue, Bay Shore, New York 11706
                    (Address of principal executive offices)

                                 (631) 968-5000
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,723,421 shares of Common Stock, $.001 per share, as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          GALES INDUSTRIES INCORPORATED
                                      INDEX

                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements..........................2
          Balance Sheet as of March 31, 2006 (unaudited) ......................2

          Statement of Operations for the three month period
          ended March 31, 2006 (unaudited) ....................................3

          Statement of Cash Flow for the three month period
          ended March 31, 2006 (unaudited) ....................................4

          Notes to Condensed Consolidated Financial Statements.................5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Item 3.   Controls and Procedures.............................................21

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 6.   Exhibits and Reports on Form 8-K....................................23

SIGNATURES....................................................................23

                          PART I. FINANCIAL INFORMATION
                          GALES INDUSTRIES INCORPORATED
                      Condensed Consolidated Balance Sheet
                                At March 31, 2006
                                   (unaudited)

ASSETS
Current Assets
  Cash and Cash Equivalents                                                        $    877,812
  Accounts Receivable, Net of Allowance for Doubtful Accounts of $45,000              3,805,208
  Inventory                                                                          13,530,482
  Prepaid Expenses and Other Current Assets                                             323,019
  Deposits                                                                               76,924
                                                                                   ------------
Total Current Assets                                                                 18,613,445
  Property, Plant, and Equipment, net                                                 7,678,003
  Cash Surrender Value - Officer's Life                                                  37,756
  Deferred Financing Costs                                                              451,059
  Other Assets                                                                           41,222
  Goodwill                                                                            1,265,963
                                                                                   ------------
TOTAL ASSETS                                                                       $ 28,087,448
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts Payable and Accrued Expenses                                            $  7,172,396
  Advance Payment - Customers                                                           188,199
  Notes Payable - Current Portion                                                     6,483,625
  Notes Payable - Sellers - Current Portion                                             240,500
  Capital Lease Obligations - Current Portion                                           364,990
  Due to Sellers                                                                         91,084
                                                                                   ------------
Total current liabilities                                                            14,540,794

Long term liabilities
  Notes Payable - Net of Current Portion                                              3,499,529
  Notes Payable - Sellers - Net of Current Portion                                    1,386,762
  Capital Lease Obligations - Net of Current Portion                                    725,638
  Deferred Tax Liability                                                                662,821
                                                                                   ------------
Total liabilities                                                                    20,815,544
                                                                                   ------------
Commitments and contingencies
Stockholders' Equity
  Series A Convertible Preferred - $.001 Par value, 8,003,716 Shares Authorized               1
    900 Shares Issued and Outstanding as of March 31, 2006
    Liquidation Value, $18,240,000
  Common Stock - $.001 Par, 120,055,746 Shares Authorized
     14,723,421 Shares Issued and Outstanding as of March 31, 2006                       14,723
  Additional Paid-In Capital                                                          7,870,519
  Accumulated Deficit                                                                  (613,338)
                                                                                   ------------
Total Stockholders' Equity                                                            7,271,904
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 28,087,448
                                                                                   ============

            See notes to condensed consolidated financial statements

                          GALES INDUSTRIES INCORPORATED
                 Condensed Consolidated Statement of Operations
               For the three month period ended March 31, 2006 (1)
                                   (unaudited)

Net sales                                                          $  8,898,272

Cost of Sales                                                         7,385,566
                                                                   ------------

Gross profit                                                          1,512,706

Operating costs and expenses:
  Selling and marketing                                                 155,702
  General and administrative                                            849,383
                                                                   ------------
Income from operations                                                  507,621

Interest and financing costs                                           (325,050)
Gain on sale of life insurance policy                                    53,047
                                                                   ------------
Income before income taxes                                              235,618

Provision for income taxes                                               99,253

                                                                   ------------
Net income                                                              136,365

Less: Dividend attributable to preferred stockholders                   180,000

                                                                   ------------
Net loss attributable to common stockholders                       $    (43,635)
                                                                   ============

Loss per share (basic and diluted)                                 $      (0.00)
                                                                   ============

Weighted average shares outstanding (basic and diluted)              14,723,421
                                                                   ============

(1) For the period from October 28, 2004 (date of inception) through March 31, 2005 the Company had no business activity other than the issuance of a $22,500 convertible bridge note that accrued approximately $325 in interest for the three month period ended March 31, 2005; the note and respective accrued interest were subsequently converted to shares of the Company's common stock as part of the Merger (see note 1 to condensed consolidated financial statements) and accordingly a Statement of Operations is not presented.

            See notes to condensed consolidated financial statements

                          GALES INDUSTRIES INCORPORATED
                 Condensed Consolidated Statement of Cash Flows
               For the three month period ended March 31, 2006 (1)
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $   136,365
  Adjustments to Reconcile Net Income to Net
    Cash Used in Operating Activities:
    Depreciation and amortization of property and equipment             138,111
    Amortization of deferred financing costs                             35,148
    Deferred taxes                                                      (13,573)
    Stock based compensation expense                                     25,905
Changes in Assets and Liabilities
(Increase) Decrease in Assets:
  Accounts receivable                                                (1,181,596)
  Inventory                                                            (926,671)
  Prepaid expenses and other current assets                            (112,895)
  Deposits                                                              (11,329)
  Cash surrender value - officer's life insurance                        28,460
  Other assets                                                               84
Increase in Liabilities:
  Accounts payable and accrued expenses                               1,877,767
                                                                    -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (4,225)
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (99,645)
                                                                    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (99,645)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of capital lease obligations                       (88,944)
  Repayment of notes payable to sellers                                    (148)
  Proceeds from notes payable, net                                       12,358
                                                                    -----------
NET CASH USED IN  BY FINANCING ACTIVITIES                               (76,734)
                                                                    -----------
Net decrease in cash and cash equivalents                              (180,604)
Cash and cash equivalents at the beginning of period                  1,058,416
                                                                    -----------
Cash and cash equivalents at the end of period                      $   877,812
                                                                    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $   170,995
                                                                    ===========

(1) For the period from October 28, 2004 (date of inception) through March 31, 2005 the Company had no business activity other than the issuance of a $22,500 convertible bridge note that accrued approximately $325 in interest for the three month period ended March 31, 2005; the note and respective accrued interest were subsequently converted to shares of the Company's common stock as part of the Merger and accordingly a Statement of Cash Flow is not presented.

            See notes to condensed consolidated financial statements

Note 1. FORMATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Merger and Acquisition

      Ashlin Development Corp. (the "Company" or "Ashlin"), a Florida corporation and its newly-formed subsidiary Merger Sub, entered into a Merger Agreement (the "Merger Agreement") on November 14, 2005 with Gales Industries Incorporated, a privately-held Delaware corporation ("Original Gales"). On November 30, 2005 (the "Closing Date") Original Gales merged (the "Merger") into Merger Sub. Pursuant to the Merger Agreement, the Company issued 10,773,107 shares of its common stock ("Common Stock") (representing 73.6% of Ashlin's outstanding shares) and 900 shares of Series A Convertible Preferred Stock which was initially convertible into 40,909,500 shares of common stock of the Company for all the issued and outstanding shares of Original Gales. As a result of the transaction, the former stockholders of Original Gales became the controlling stockholders of Ashlin. Additionally, since Ashlin had no substantial assets prior to the merger, the transaction was treated for accounting purposes as a reverse acquisition of a public shell. Accordingly, for financial statement presentation purposes, Original Gales was the surviving entity.

      On February 15, 2006, Ashlin changed its name to Gales Industries Incorporated ("we" or the "Company") and its state of domicile from Florida to Delaware.

      Prior to the closing of the Merger, Original Gales, which did not have any business operations other than in connection with the transactions contemplated by the Merger Agreement, acquired (the "Acquisition") all of the outstanding capital stock of Air Industries Machining, Corp. ("AIM"). Because of the change in ownership, management and control that occurred in connection with the Acquisition, in accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the transaction was accounted for as a purchase. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141. Simultaneously with the Acquisition, AIM entered into a bank facility (the "New Loan Facility") and used proceeds from the facility to acquire real estate (the "Real Estate Acquisition").

      Prior to the Acquisition, Original Gales raised bridge financing. In connection with the Acquisition, Original Gales procured a private placement of Series A Preferred Stock, the proceeds of which were used to acquire AIM. Immediately prior to the Merger, Original Gales had outstanding certain bridge notes convertible into shares of Original Gales' common stock and certain bridge warrants to purchase shares of Original Gales' common stock.

      Original Gales was formed in October 2004 and prior to the Acquisition did not have any business operations or other activity other than transactions contemplated with the Merger. For presentation purposes, (see Note 4) to see what the results of operations would have looked like if we had made the Acquisition on January 1, 2005.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Reverse stock split

      Pursuant to the terms of the Merger Agreement, prior to the Merger, Ashlin effected a 1-for-1.249419586 reverse split of its Common Stock (the "Reverse Split"). The Reverse Split became effective November 21, 2005. The Reverse Split reduced the number of shares of Common Stock which the Company had outstanding on a fully diluted basis to 3,868,000. As a result of the Reverse Split, the conversion of the outstanding shares of Original Gales pursuant to the Merger for new shares of the Company's Common Stock was on a one-for-one basis. Any of the Company's shareholders who, as a result of the Reverse Split, held a fractional share of Common Stock received a whole share of Common Stock in lieu of such fractional share. After giving effect to the Reverse Split, prior to the Merger, the Company had outstanding 3,823,980 shares of Common Stock which continued to be outstanding after the Merger.

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

Stock-Based Compensation

      In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The Company recorded an expense of approximately $26,000 in the accompanying statement of operations for the three month period ended March 31, 2006 in accordance with the measurement requirements under SFAS No. 123 (R) (see Note 3).

Note 2. CASH SURRENDER VALUE - LIFE INSURANCE

      During the quarter ended March 31, 2006, the Company sold one of its key-man life insurance policies. Proceeds from the sale of the insurance policy were $86,000 which was offset by the cash surrender value of $32,953. The resulting gain of $53,047 was recognized as Other Non-Operating Income in the accompanying Statement of Operations for the three month period ended March 31, 2006.

Note 3. STOCK-BASED COMPENSATION ARRANGEMENTS

      During 2005, the Company's Board of Directors approved a stock option plan and reserved 10,000,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants. Awards granted under the Company's plans vest over four and seven years.

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2006, no stock options were granted.

      Certain of the Company's stock options contain features which include variability in grant prices. A portion of the currently issued stock options will be issued based on average trading prices of the Company's Common Stock at the end of a given future period. Due to this variable feature, these stock options are not deemed to be granted for purposes of applying SFAS 123(R) and accordingly, their fair value will be calculated and expensed in future periods.

      At March 31, 2006, 790,000 options are vested and exercisable. The weighted average exercise price of exercisable options at March 31, 2006 was $0.22 per share.

      A summary of the status of the Company's stock options as of March 31, 2006, and changes during the period then ended is presented below:

                                                                                    Weighted
                                                                      Weighted       Average
                                                    Number             Average      Remaining       Aggregate
                                                      of               Exercise    Contractual      Intrinsic
                                                    Shares              Price          Term           Value
                                                   ---------          ---------    -----------      ---------
      Outstanding and reserved for
      grants at
      January 1, 2006                              4,850,000          $    0.32

      Granted                                             --                 --

      Cancelled                                           --                 --

      Exercised                                           --                 --
                                                   ---------          ---------      ---------      --------
      Outstanding and reserved for
      grants at
      March 31, 2006                               4,850,000          $    0.32           9.75       219,620
                                                   =========          =========      =========      ========
      Options vested and exercisable at
      March 31, 2006                                 790,000          $    0.22           9.75        61,620
                                                   =========          =========      =========      ========

      The Company recorded an expense of $25,905 in its consolidated statement of operations for the three month period ended March 31, 2006. The stock option expense relates to stock options granted in the previous fiscal year. The Company granted no stock options during the quarter ended March 31, 2006. The following table illustrates stock options granted through March 31, 2006:

                                                Options Outstanding                        Options Vested and Exercisable
                                 --------------------------------------------------      -----------------------------------

                                                      Weighted-
                                                       Average          Weighted-
                                                      Remaining          Average                              Weighted-
                                     Number          Contractual         Exercise           Number             Average
      Range of Exercise Prices     Outstanding       Life (Years)         Price           Exercisable       Exercise Price
      -------------------------- ----------------    -------------    -------------      --------------   ------------------
        $0.220                         790,000               9.75      $     0.220             790,000        $      0.22

        $0.428                         790,000               9.75      $     0.428                  --                 --

      Based on future market
      price                          3,270,000               9.75              N/A                  --                 --
                                   -----------        -----------      -----------         -----------        -----------

                                     4,850,000               9.75      $      0.32             790,000        $      0.22
                                   ===========        ===========      ===========         ===========        ===========

      A summary of the status of the Company's non-vested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

                                                   Weighted        Weighted
                                                    Average        Average
                                                   Exercise       Remaining
                                      Number       Price Per     Contractual
                                    of Shares        Share     Term (in years)
                                   -----------    -----------  ---------------
      Nonvested Shares at
      January 1, 2006                  790,000    $     0.428           9.75
      Shares based on future
      market price                   3,270,000            N/A            N/A
      Options granted                       --             --             --
      Options vested                        --             --             --
      Options forfeited or
      expired                               --             --             --
                                   -----------    -----------    -----------
      Nonvested shares at
      March 31, 2006                 4,060,000    $     0.428           9.75
                                   ===========    ===========    ===========

      As of March 31, 2006, there was $72,417 of unrecognized compensation cost related to nonvested stock option awards, which is to be recognized over the remaining weighted average vesting period of nine months.

Note 4. UNAUDITED PRO-FORMA FINANCIAL STATEMENTS

      The accompanying unaudited pro forma condensed statement of operations for the three months ended March 31, 2005 gives effect to the Merger Agreement, Acquisition, and Real Estate Acquisition as if they occurred on January 1, 2005. The Acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values at the completion of the Acquisition.

      The unaudited pro forma condensed consolidated Statement of Operations has been prepared for illustrative purposes and are not necessarily indicative of the condensed consolidated results of operations in future periods or the results that would have been realized had the Acquisition actually occurred on January 1, 2005. The pro forma adjustments are based on the information available at the time of the preparation of this document.

                          GALES INDUSTRIES INCORPORATED
                 Condensed Consolidated Statement of Operations

                                                                   For the quarter ended
                                                                         March 31,
                                                               -----------------------------
                                                                   2006             2005
                                                                  Actual
                                                                (unaudited)      (proforma)
                                                               ------------     ------------
      Net sales                                                $  8,898,272     $  6,265,206
      Cost of Sales                                               7,385,566        5,278,591
                                                               ------------     ------------
      Gross profit                                                1,512,706          986,615
      Operating costs and expenses
        Selling and marketing                                       155,702           69,919
        General and Administrative                                  849,383          365,855
                                                               ------------     ------------
      Income from operations                                        507,621          550,841
      Other expenses
        Interest and financing costs                               (325,050)        (205,279)
        Gain on sale of life insurance policy                        53,047               --
                                                               ------------     ------------
      Income before income taxes                                    235,618          345,562
      Provision for income taxes                                     99,253          138,294
                                                               ------------     ------------
      Net income                                                    136,365          207,268
      Less: Dividend attributable to preferred stockholders         180,000          180,000
                                                               ------------     ------------
      Net income (loss) attributable to common stockholders    $    (43,635)    $     27,268
                                                               ============     ============
      Earnings (loss) per share:
        Basic                                                  $       0.00     $       0.00
                                                               ============     ============
        Diluted                                                $       0.00     $       0.00
                                                               ============     ============
      Weighted average shares outstanding:
        Basic                                                    14,723,421       14,723,421
                                                               ============     ============
        Diluted                                                  14,723,421       27,871,958
                                                               ============     ============

Item 2. Management's Discussion and Analysis or Plan of Operation

General

      We, through our wholly owned subsidiary Air Industries Machining, Corp. ("AIM"), manufacture aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry. Approximately 85% of AIM's revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of AIM's revenues. The remaining 15% of revenues represent sales in the airframe manufacturing sector to major aviation manufacturers.

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

      Sales of parts and services to one customer accounted for approximately 69% of AIM's revenue in the first quarter of 2006, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2010.

Results of Operations

      The Management's Discussion and Analysis below discusses our unaudited results of operations for the quarter ending March 31, 2006. Currently, the operations of AIM are our only business. As a basis for comparison, we have set forth below the unaudited pro forma results of AIM's operations for the quarter ended March 31, 2005. Such pro forma results reflect the operations of AIM after giving effect to the Merger, the Acquisition and the Real Estate Acquisition as if they occurred on January 1, 2005. See Note 4 to our Consolidated Financial Statements.

      AIM historically operated as a private company. There can be no assurance that our future operating results will be comparable to those achieved by AIM in the past. It should also be noted that, prior to the Acquisition, AIM operated as a Subchapter S company and incurred no income taxes. For purposes of the following discussion, we have assumed that AIM incurred income taxes during 2005 at an effective rate of 40.02%.

      The, following discussion and analysis should be read in conjunction with the financial statements and notes, included with this report.

--------------------------------------------------------------------------------
                                        Three Months Ended   Three Months Ended
                                        March 31, 2006       March 31, 2005 (pro
                                        (actual)             forma) (1)
--------------------------------------------------------------------------------
Net Sales                               $8,898,272           $6,265,206
--------------------------------------------------------------------------------
Cost of Sales                           7,385,566            5,278,591
--------------------------------------------------------------------------------
Gross Profit                            1,512,706            986,615
--------------------------------------------------------------------------------
Selling and Marketing Expenses          155,702              69,919

G&A Expense                             849,383              365,855

Interest Expense                        325,050              205,279

Gain on sale of life insurance policy   53,047

Income before Income Taxes              235,618              345,562

Provision for Income Taxes(2)           99,253               138,294

Net Income                              136,365              207,268

Less Dividend Attributable to
Preferred Stock                         180,000              180,000

Net Income (Loss) Attributable
to Common Stock                         (43,635)             27,268
--------------------------------------------------------------------------------

1) The information for March 31, 2005, reflects the historical operations of AIM after giving effect to the Merger, the Acquisition and the Real Estate Acquisition as if they occurred on January 1, 2005.
2) Prior to November 30, 2005, AIM elected to be treated under Subchapter "S" of the Internal Revenue Code and incurred no income taxes For purposes of presentation taxes were calculated using an effective 40.02% tax rate in accordance with FAS 109.

Results of Operations

Three months ended March 31, 2006 compared with three months ended March 31,
2005

      Net Sales. Net sales were $8,898,272 for the three months ended March 31, 2006 ("First Quarter 2006"), an increase of $2,633,066 (42.0%) from net sales of $6,265,206 for the three months ended March 31, 2005 ("First Quarter 2005"). The increase in net sales was attributable to increased shipments of parts and related defense components to one customer which caused the portion of our revenues derived from such customer to increase from approximately 50% in 2005 to approximately 69% in the First Quarter 2006.

      Gross Profit. Gross profit was $1,512,706 in First Quarter 2006 (17.0% of net sales), compared to gross profit of $986,615 in First Quarter 2005 (15.7% of net sales). The increase in gross profit primarily reflects the increase in net sales. The increase in gross profit as a percentage of net sales represents a slight increase in the sales of higher margin products, as well as the elimination of rent paid on the Company's facilities as a result of the Real Estate Acquisition, partially offset by the mortgage interest and depreciation of the Company's facilities allocated to sales, and reduction of payroll taxes and related benefits as a result of the reallocation of the costs of certain executives.

      Selling and Marketing Expenses. Selling and marketing expenses were $155,702 in First Quarter 2006, an increase of $122.7% from selling and marketing expenses of $69,919 in First Quarter 2005. The increase in selling and marketing expenses reflects the up-front recognition of costs related to leased automobiles for the Company's executives and increased travel and entertainment expenses related to increased sales activity.

      General and Administrative Expenses. General and administrative expenses were $849,383 in First Quarter 2006, an increase of $483,528 (132.2%) from general and administrative expenses of $365,855 in First Quarter 2005. The increase reflects (i) higher depreciation relating to the step-up in basis of the Company's real property and mortgage interest charges resulting from the Real Estate Acquisition, partially offset by the elimination of rent expense, and (ii) higher salaries as a result of the reallocation of the costs of certain executives.

      Interest and Financing Costs. Interest and financing costs were $325,050 in First Quarter 2006, an increase of $119,771 (58.3%) from interest and financing costs of $205,279 in First Quarter 2005. The increase in interest and financing costs resulted from higher interest rates, interest accruing on the promissory notes issued to the former shareholders of AIM in connection with the AIM Acquisition, interest accruing on the new term loan and the larger revolving credit facility.

      Gain on the Sale of Life Insurance Policy. Gain on the sale of life insurance policy was $53,047 in First Quarter 2006 and was a one-time gain.

      Income before Income Taxes. Net income before provision for income taxes was $235,618 in First Quarter 2006 and $345,562 in First Quarter 2005. Provision for income taxes was $99,253 for First Quarter 2006 and $138,294 for First Quarter 2005, based on an effective tax rate of 40.02% for both periods.

      Net Income. Net income decreased from $207,268 in First Quarter 2005 to $136,365 in First Quarter 2006. The decrease in net income reflects the fact that the Company's higher gross profit was more than offset by an increase in interest and financing costs from First Quarter 2005 to First Quarter 2006, as well as increases in general and administrative and selling and marketing expenses.

      Net Loss Attributable to Common Stock. Because the dividend payable on the Company's preferred stock for the First Quarter 2006 exceeded the Company's net income during such period. There was a Net Loss Attributable to Common Stock of $43,635 as compared to Net Income Attributable to Common Stock, on a pro forma basis, of $27,268 for the First Quarter 2005.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      We used approximately $4,225 in our operations during the quarter ended March 31, 2006. The use of cash in operations reflects the increase in our accounts receivable and inventory of $1,181,596 and $926,671, respectively, partially offset by the increase in our accounts payable and accrued expenses of $1,877,767. This increase in inventory and accounts payable resulted, in part, from work flow disruptions at our principal customer which prevented us from shipping all of the inventory originally anticipated and similarly delayed payments from this customer.


      At March 31, 2006, we had cash and cash equivalents of $877,812 and working capital of $4,072,651 as compared to $1,058,416 and $4,113,235 as of December 31, 2005. We believe that our cash requirements in the next twelve months will be met by our revenues from operations, our cash reserves, and the amounts available under the New Loan Facility put in place in connection with the acquisition of AIM and its corporate company.

      AIM had financed its operations and investments up to the Closing Date principally through revenues from operations. As a private company, AIM did not have many of the expenses which we have as a public company. As a result of the AIM Acquisition, we have significantly increased cash requirements relating to the preparation of financial statements, our compliance with requirements under the Securities Exchange Act of 1934, the registration of shares under the Securities Act of 1933, and other requirements applicable to public companies. We expect such increased cash requirements to be approximately $750,000 in 2006, subject to a substantial increase if we become obligated to comply with Section 404 of Sarbanes-Oxley.

      In connection with the Acquisition of AIM, we incurred notes payable obligations in the aggregate principal amount of $1,627,262, of which $665,262 are in the form of convertible promissory notes which we may convert into shares of our Common Stock at $.40 per share upon effectiveness of the Registration Statement on Form SB-2 which we have filed under the Securities Act of 1933. The remaining $962,000 principal amount of note is repayable by us in 20 equal quarterly installments of $48,100 principal plus interest.

      The terms of the New Loan Facility are set forth in our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Under the New Loan Facility, as of March 31, 2006, we had revolving loan balances of $5,942,661 and $160,959, a term loan balance of $3,468,333 and an equipment loan balance of $411,200.

      As of March 31, 2006, we had capital lease obligations totaling
$1,090,628.

      As of March 31, 2006, one customer accounted for approximately 50% of our accounts receivable. In addition, this customer accounted for approximately 69% of our total revenue for the quarter ended March 31, 2006. In the event such customer is unable or unwilling to pay us our accounts receivable from such customer, or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

Forward Looking Statements

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Risk Factors

      If any of the events described below occurs, our operating results would be dramatically adversely affected, which in turn could cause the price of our Common Stock to decline, perhaps significantly. Further, we may not be able to continue our operations.

      Risks of the Acquisition

      There can be no assurance that any benefits to AIM's business will be achieved from its acquisition by Original Gales and the merger of Original Gales into the Company, the Real Estate Acquisition or the New Loan Facility (the "Transactions") or that the results of operations of AIM prior to the Merger will not be adversely impacted by the Transactions. As of November 30, 2005, Luis Peragallo and Jorge Peragallo, formerly the principal shareholders of AIM, resigned from their positions with AIM. Even though Peter Rettaliata and Dario Peragallo, two of AIM's officers (President and Executive Vice President, respectively), will continue to serve as officers of AIM and will serve as officers of our Company, there can be no assurance that the management of our company will have the necessary experience to operate AIM's business. The process of combining the organizations of Original Gales, AIM and our Company could interrupt the activities of part or all of AIM's business, and could cause fundamental changes in AIM's business, which could have an adverse effect on the results of operations. The past results of AIM's operations are not necessarily indicative of the future results of our operations. In addition, AIM's results of operations will be affected by the significant increase in expenses relating to financial statements preparation and other requirements applicable to publicly traded companies.

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

      We depend on revenues from a few significant relationships and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

      As of March 31, 2006, one customer accounted for approximately 50% of our accounts receivable. In addition, this customer accounted for approximately 69% of our total revenue for the quarter ended March 31, 2006. In the event such customer is unable or unwilling to pay us our accounts receivable from such customer, or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

      In general, AIM has derived a material portion of its revenue from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Any adverse change in our relationship with our significant customers could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

      Absence of Principal Shareholders' Guarantees and Financial Accommodations

      Historically, AIM obtained money and achieved other financial accommodations through arrangements guaranteed by the AIM's former shareholders. Since they sold their shares of AIM in connection with the Acquisition, such former shareholders of AIM will not be providing any financial assistance to us or AIM on a going-forward basis. Consequently, we are no longer able to rely upon the credit of AIM's former shareholders when seeking to borrow money or obtain other financial accommodations.

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

      Similarly, if we issue debt securities, it could result in default and foreclosure on our assets if our operating revenues after an acquisition were insufficient to pay our debt obligations, could result in the acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant, and could result in our inability to obtain additional financing if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

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

      Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock.

      Future sales of Common Stock pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of the Common Stock. We have filed a Registration Statement on form SB-2 covering the resale by selling security holders of more than 60,000,000 shares of Common Stock. This Registration Statement (No. 333-131709) has not yet been declared effective. Relative to the number of shares of our freely-trading Common Stock outstanding, which we estimate to be approximately 2.52 million shares, the number of shares which will be sold into the marketplace pursuant to our current Registration Statement will be enormous. We believe that such sales will severely depress the market price of our Common Stock. We also intend to register on Form S-8 under the Securities Act an additional 10,000,000 shares of Common Stock, which are the shares available for issuance under our 2005 Stock Incentive Plan, of which, as of March 31, 2006, we have granted stock options to purchase 4,850,000 shares of our Common Stock. In addition, shares of our Common Stock held for one year or more will be eligible for public resale pursuant to Rule 144. In general, the shares of Common Stock which we issued in connection with the Merger and the Acquisition will become eligible for public resale under Rule 144 as of November 30, 2006. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our Common Stock.

      Dilution from Shares to Be Issued in Potential Acquisitions

      Our business plan calls for our making acquisitions in the future. We will very likely issue a significant number of shares of our capital stock to pay for each such acquisition. Such issuances of shares will dilute the interests of our existing shareholders and could depress the trading price of our Common Stock.

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

      The Series A Convertible Preferred Stock

      We have 900 shares of Series A Convertible Preferred Stock ("Preferred Stock") issued and outstanding. Each share of Preferred Stock is convertible at the option of the holder at any time into 45,455 shares of Common Stock, at the conversion price of $0.22 per share. The Preferred Stock will be automatically converted into Common Stock, at the then applicable conversion rate, at such time as the shares of Common Stock underlying the Preferred Stock have been registered for resale under the Securities Act of 1933 and the registration statement (the "Registration Statement") with respect to such shares has been declared effective. The holders of Preferred Stock are entitled to receive payment-in-kind dividends (payable in shares of Preferred Stock), prior to and in preference to any declaration or payment of any dividend on the Common Stock, at the rate of 8% per annum. However, if the Registration Statement is not declared effective by June 15, 2006, the dividends on the Preferred Stock are required to be paid in cash from the date of such default until the default is cured. Such dividends are required to be paid until the Preferred Stock is converted into shares of Common Stock. In general, the holders of the Preferred Stock do not have any voting rights until June 15, 2006. After June 15, 2006, however, the holders of the Preferred Stock will have voting rights as though their shares of Preferred Stock were converted into Common Stock and, as a group, will control a majority of the voting shares of the Company and will have the ability to elect a majority of the members of our Board of Directors and otherwise control the Company.

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

Item 3. Controls and Procedures

      As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

      Because AIM was subject to stringent performance criteria imposed by its customers and as a consequence of its government contracts, in our management's estimation, its disclosure controls and procedures were superior to those of most privately held companies of comparable size. Nevertheless, its controls and procedures were not designed to facilitate the external financial reporting required of a publicly held company. Although no material weaknesses were found in our disclosure controls and procedures as of March 31, 2006, to ensure the reliability of future financial reports, our management has determined to complete the implementation of a total financial and operating control system that AIM installed during 2005. In addition, management has determined to hire support personnel experienced with the reporting requirements imposed upon public companies to facilitate the timely preparation of accurate financial reports. Except for these planned changes and those resulting from the acquisition of AIM and the substitution of its accounting procedures for those of ours in effect prior to November 30, 2005, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2006 or during the quarter ended March 31, 2006.

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      In January 2006, shareholders holding 7,717,603 shares (approximately 52.5%) of the shares of our Common Stock outstanding at such time consented in writing, without a meeting, to change our Company's name from Ashlin Development Corporation to Gales Industries Incorporated, to change our domicile from Florida to Delaware and to adopt our 2005 Stock Incentive Plan. On or about January 24, 2006, we mailed to our shareholders an information statement on
Schedule 14C with respect to such matters and, on February 15, 2006, we changed our name and domicile as described above and the shareholder approval of our 2005 Stock Incentive Plan was completed.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.  Description of Exhibit

31.1    --   Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
             under the Securities Exchange Act of 1934.

31.2    --   Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
             under the Securities Exchange Act of 1934.

32.1    --   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2    --   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006

                                                 GALES INDUSTRIES INCORPRATED

                                                 By: /s/ Michael A. Gales
                                                     ---------------------------
                                                     Michael A. Gales,
                                                     Executive Chairman


                                                     /s/ Louis A. Giusto
                                                     ---------------------------
                                                     Louis A. Giusto,
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.  Description of Exhibit

31.1    --   Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
             under the Securities Exchange Act of 1934.

31.2    --   Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
             under the Securities Exchange Act of 1934.

32.1    --   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2    --   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).