Form 10QSB
period 2006-06-30
Gales Industries Inc
filed 2006-08-14
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,632,959 shares of Common Stock, $.001 per share, as of August 2006.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                          GALES INDUSTRIES INCORPORATED

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

Item: 1  Condensed Consolidated Financial Statements Balance Sheets
         as of June 30, 2006 (unaudited) and December 31, 2005
         (audited)                                                             3

         Statement of Operations for the three month period and the six month period ended June 30, 2006 and June 30, 2005
         (unaudited).                                                          5

         Statement of Cash Flow for the six month period ended
         June 30, 2006 and June 30, 2005 (unaudited)                           6

         Notes to Condensed Consolidated Financial Statements                  7

Item: 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item: 3  Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item: 4  Unregistered Sales of Equity Securities                              20

Item: 5  Exhibits                                                             22

         SIGNATURES                                                           23

Item 1:

                        GALES INDUSTRIES INCORPORATED (1)
                      Condensed Consolidated Balance Sheet

                                                                                                       Pro forma
                                                                         June 30,       Pro forma       June 30,      December 31,
                                                                           2006        Adjustments        2006(1)         2005
                                                                       -----------------------------------------------------------
                                                                       (Unaudited)     (Unaudited)     (Unaudited)      (Audited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                            $ 1,226,308                     $ 1,226,308       1,058,416
  Accounts Receivable, Net of Allowance for Doubtful
   Accounts of $45,000                                                   3,107,123                       3,107,123       2,623,612
  Inventory                                                             13,607,137                      13,607,137      12,603,810
  Prepaid Expenses and Other Current Assets                                165,345                         165,345         210,124
  Deposits                                                                  91,741                          91,741          65,595
                                                                       -----------------------------------------------------------
Total Current Assets                                                    18,197,654                      18,197,654      16,561,557
 Property, Plant, and Equipment, net                                     7,581,956                       7,581,956       7,716,469

 Cash Surrender Value - Officer's Life                                      39,983                          39,983          66,216
 Deferred Financing Costs                                                  420,305                         420,305         486,207
 Other Assets                                                               41,222                          41,222          41,306
 Goodwill                                                                1,265,963                       1,265,963       1,265,963
                                                                       -----------------------------------------------------------
TOTAL ASSETS                                                           $27,547,083                     $27,547,083     $26,137,718
                                                                       ===========================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

   Accounts Payable and Accrued Expenses                               $ 5,276,060                     $ 5,276,060     $ 5,294,629
   Advance Payment - Customers                                             188,199                         188,199         188,199
   Notes Payable - Current Portion                                       7,875,100                       7,875,100       6,322,665
   Notes Payable - Sellers - Current Portion                               240,500                         240,500         192,400
   Capital Lease Obligations - Current Portion                             369,145                         369,145         359,197
   Due to Sellers                                                           91,084                          91,084          91,232
                                                                       -----------------------------------------------------------
Total current liabilities                                               14,040,088                      14,040,088      12,448,322
Long term liabilities
   Notes Payable - Net of Current Portion                                3,404,528                       3,404,528       3,648,131
   Notes Payable - Sellers - Net of Current Portion                      1,338,662                       1,338,662       1,434,862
   Capital Lease Obligations - Net of Current Portion                      631,887                         631,887         820,375
   Deferred Tax Liability                                                  662,821                         662,821         676,394
                                                                       -----------------------------------------------------------
Total liabilities                                                       20,077,986                      20,077,986      19,028,084
                                                                       -----------------------------------------------------------
Commitments and contingencies
Stockholders' Equity
   Series A Convertible Preferred - $.001 Par value,
     8,003,716 Shares Authorized                                                 1              (1)(1)           0               1
     900 Shares Issued and Outstanding as of
     June 30, 2006; (No Shares Outstanding For
     the Pro Forma June 30, 2006); 900 Shares
     Issued and Outstanding December 31,2005;
     Liquidation Value, $18,360,000
   Common Stock - $.001 Par, 120,055,746 Shares Authorized;
     14,723,421 Shares Issued and Outstanding as of
     June 30, 2006; (55,632,959 Shares Issued and
     Outstanding For The Pro Forma June 30, 2006); And
     14,723,421 Shares Issued and Outstanding For
     December 31, 2005                                                      14,723          40,910(1)       55,633          14,723
   Additional Paid-In Capital                                            7,928,144         (40,909)(1)   7,887,235       7,844,614
   Accumulated Deficit                                                    (473,771)                       (473,771)       (749,704)
                                                                       -----------------------------------------------------------
Total Stockholders' Equity                                               7,469,097                       7,469,097       7,109,634
                                                                       -----------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $27,547,083     $         0     $27,547,083     $26,137,718
                                                                       ===========================================================

Explanation of Adjustments:

(1) The pro forma condensed consolidated interim balance sheet reflects the conversion, effective August 4, 2006, of the outstanding 900 shares of the Company's preferred stock which automatically converted to 40,909,500 shares of the Company's common stock (plus 38 shares issued upon rounding up of fractional shares) upon effectiveness of the Company's Registration Statement (File No, 333-131709). In addition to such 40,909,500 common shares, when declared, the holders of the preferred stock are entitled to receive 1,636,380 shares of common stock representing the dividend on the 900 shares of preferred stock from December 15, 2005, to June 15, 2006 and $30,000 representing the dividend payable in cash for the period from June 16, 2006 through June 30, 2006.

Number of Preferred Shares                                                   900
Conversion rate                                                           45,455
                                                                     -----------
Common shares                                                         40,909,500
Common stock par value @ $.001                                             0.001
                                                                     -----------
Value of Common Stock                                                $    40,910
                                                                     ===========

See notes to condensed consolidated financial statements

                      Gales Industries Incorporated (1)(2)
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                              Three months ended                 Six months ended
                                                                    June 30                           June 30
                                                         -----------------------------     -----------------------------
                                                                          Predecessor                       Predecessor

                                                             2006             2005             2006             2005
                                                         ---------------------------------------------------------------
Net sales                                                $  9,220,165     $  7,813,139     $ 18,118,437     $ 14,078,345

Cost of  sales                                              7,467,326        6,994,910       14,852,892       12,273,501
                                                         ---------------------------------------------------------------

Gross profit                                                1,752,839          818,229        3,265,545        1,804,844

Operating costs and expenses:
   Selling and marketing                                      142,543           99,350          298,245          169,269
   General and administrative                               1,024,550          376,373        1,873,933          742,228
                                                         ---------------------------------------------------------------
Income from operations                                        585,746          342,506        1,093,367          893,347

Interest and financing costs                                 (362,126)         (66,055)        (687,176)        (247,222)
Gain on sale of life insurance policy                              --               --           53,047
Other Income                                                      803                               803
                                                         ---------------------------------------------------------------
Income before income taxes                                    224,423          276,451          460,041          646,125

Provision for income taxes (2)                                 84,855               --          184,108               --
                                                         ---------------------------------------------------------------
Net income                                                    139,568     $    276,451          275,933     $    646,125
                                                                          ============                      ============

Less: Dividend attributable to preferred stockholders         180,000                           360,000
                                                         ------------                      ------------
Net loss attributable to common stockholders                  (40,432)                     ($    84,067)
                                                         ============                      ============

Loss per share:
   Basic                                                 $       0.00                      $       0.00
                                                         ============                      ============
   Fully Diluted                                         $       0.00                      $       0.00
                                                         ============                      ============

Weighted average shares outstanding
   Basic                                                   14,723,421                        14,723,421
                                                         ============                      ============
   Fully Diluted                                           14,723,421                        14,723,421
                                                         ============                      ============

(1) For the period from October 28, 2004 (date of inception) through June 30, 2005 the Company (Gales) had no business activity other than the issuance of a $22,500 convertible bridge note that accrued approximately $657 and $325 in interest for the six and three month period ended June 30, 2005 respectively; the note and respective accrued interest were subsequently converted to shares of the Company's Common Stock as part of the merger. The Company has presented the Statements of Operations of Air Industries machining Corp. (AIM), as the Company has succeeded all of the business activity of AIM.

(2) AIM was a privately held subchapter S Corporation prior to the merger and accordingly the financial statements of the Successor and Predecessor are not comparable in all material respects. Since AIM was an "S" Corporation a provision for income taxes was not incurred.

            See notes to condensed consolidated financial statements

                      GALES INDUSTRIES INCORPORATED (1) (2)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2006              2005
                                                                                                     Predecessor
                                                                                  -------------     -------------
Net Income                                                                        $     275,933     $     646,125
   Adjustments to Reconcile Net Income to Net
     Cash Provided by (Used in) Operating Activities:
     Depreciation and amortization of property and equipment                            278,449           229,940

     Amortization of deferred financing costs                                            65,902

     Deferred taxes                                                                     (13,573)
     Non cash compensation expense                                                       65,405
     Warrants issued for services                                                        18,125
Changes in Assets and Liabilities
(Increase) Decrease in Assets:
   Accounts receivable                                                                 (483,511)           70,394
   Inventory                                                                         (1,003,327)       (1,285,862)
   Prepaid expenses and other current assets                                             44,779           (52,726)
   Deposits                                                                             (26,146)           37,160
   Cash surrender value - officer's life insurance                                       26,233           (11,708)
   Other assets                                                                              84            31,278
Decrease (Increase) in Liabilities:
   Accounts payable and accrued expenses                                                (18,569)          439,235
                                                                                  -------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (770,216)          103,836
                                                                                  -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (143,936)         (695,896)
                                                                                  -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (143,936)         (695,896)
                                                                                  -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of  (and proceeds from) capital lease obligations, net           (178,540)        1,239,398
Proceeds from cash overdraft                                                                 --           265,541
   Repayment of notes payable to sellers                                                (48,248)               --

   Proceeds from (payment of) notes payable, net                                      1,308,832          (923,187)
                                                                                  -------------     -------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                                            1,082,044           581,752
                                                                                  -------------     -------------
Net decrease in cash and cash equivalents                                               167,892           (10,308)
Cash and cash equivalents at the beginning of period                                  1,058,416            10,308
                                                                                  -------------     -------------
Cash and cash equivalents at the end of period                                    $   1,226,308                --
                                                                                  =============     =============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                       $     413,266     $     197,876
                                                                                  =============     =============

(1) For the period from October 28, 2004 (date of inception) through June 30, 2005 the Company had no business activity other than the issuance of a $22,500 convertible bridge note that accrued approximately $657 and $325 in interest for the six and three month period ended June 30, 2005 respectively; the note and respective accrued interest were subsequently converted to shares of the Company's Common Stock as part of the merger.

(2) The Company has presented the Statement of Cash Flows of AIM, as the Company has succeeded to all of the business activity of AIM. AIM was a privately held subchapter S Corporation prior to the merger and accordingly the financial statements of the Company and Predecessor are not comparable in all material respects.

            See notes to condensed consolidated financial statements

Note 1:

FORMATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Merger and Acquisition

Ashlin Development Corp. (the "Company" or "Ashlin"), a Florida corporation and its newly-formed subsidiary Merger Sub, entered into a Merger Agreement (the "Merger Agreement") on November 14, 2005 with Gales Industries Incorporated, a privately-held Delaware corporation ("Original Gales"). On November 30, 2005 (the "Closing Date") Original Gales merged (the "Merger") into Merger Sub. Pursuant to the Merger Agreement, the Company issued 10,773,107 shares of Common Stock (representing 73.6% of Ashlin's outstanding shares) and 900 shares of Series A Convertible Preferred Stock which was initially convertible into 40,909,500 shares of Common Stock of the Company for all the issued and outstanding shares of Original Gales the "Successor". As a result of the transaction, the former stockholders of Original Gales became the controlling stockholders of Ashlin. Additionally, since Ashlin had no substantial assets prior to the merger, the transaction was treated for accounting purposes as a reverse acquisition of a public shell. Accordingly, for financial statement presentation purposes, Original Gales is the surviving entity.

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

Original Gales was formed in October 2004 and since prior to the acquisition did not have any business operations or activity other then the transactions contemplated with the merger and succeeded substantially all of the business operations of AIM, AIM is the "Predecessor" to Original Gales. The Company is required to separately present the historical statement of operations and cash flows of the Predecessor. The financial information presented in these financial statements may not reflect their combined financial position. The operating results and cash flows of the Predecessor and Successor are not compatible in all material respects.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The Company recorded an expense of $57,625 in the accompanying statement of operations for the three month period ended June 30, 2006: and an expense of $65,405 for the six month period ended June 30, 2006, in accordance with the measurement requirements under SFAS No. 123(R)

Note 2:

CASH SURRENDER VALUE - LIFE INSURANCE

During the quarter ended March 31, 2006, the Company sold one of its key-man life insurance policies. Proceeds from the sale of the insurance policy were $86,000 which was offset by the cash surrender value of $32,953. The resulting gain of $53,047 was recognized as Other Non-Operating Income in the accompanying Statement of Operations for the six month period ended June 30, 2006.

Note 3:

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

The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the six months ended June 30, 2006 no stock options were granted.

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

A summary of the status of the Company's stock options as of June 30, 2006, and changes during the period then ended is presented below:

                                                                                       Weighted         Weighted
                                                                   Number              Average          Average         Aggregate
                                                                     of                Exercise         Remaining       Intrinsic
                                                                   Shares               Price       Contractual Term      Value
                                                                ------------         ------------     ------------    ------------
Outstanding at January 1, 2006                                     1,580,000         $       0.32
Outstanding at January 1, 2006                                     3,270,000                    *

Granted                                                                   --                   --

Forfeited or expired                                                      --                   --

Exercised                                                                 --                   --
                                                                ------------         ------------     ------------    ------------

Outstanding at June 30, 2006                                       4,850,000         $       0.32              9.5    $    219,620
                                                                ============         ============     ============    ============

Options vested and exercisable at
June 30, 2006                                                        790,000         $       0.22              9.5    $     61,620
                                                                ============         ============     ============    ============

----------
* The exercise price of such options will be based upon future market prices of the underlying shares.

The Company recorded a compensation expense of $39,500 in its consolidated condensed statement of operations for the three month period ended June 30, 2006; and a stock option expense of $65,405 for the six month period ended June 30, 2006. The stock option expense relates to stock options granted in the previous fiscal year. The Company granted no stock options during the quarter ended June 30, 2006. The following table illustrates stock options granted through June 30, 2006:

                                                 Options Outstanding                      Options Vested and Exercisable
                                    -----------------------------------------------      ---------------------------------
                                                         Weighted-
                                                          Average
                                                         Remaining       Weighted-
                                                        Contractual       Average                               Weighted-
                                       Number              Life           Exercise          Number               Average
Range of Exercise Prices            Outstanding           (Years)          Price         Exercisable          Exercise Price
-----------------------------------------------         -----------     -----------      -----------           -----------
$0.220                                  790,000                 9.5     $     0.220          790,000           $      0.22
$0.428                                  790,000                 9.5     $     0.428               --                    --
Based on future market
price                                 3,270,000                 9.5             N/A               --                   N/A
                                    -----------         -----------     -----------      -----------           -----------
                                      4,850,000                 9.5     $      0.32          790,000           $      0.22
                                    ===========         ===========     ===========      ===========           ===========

A summary of the status of the Company's non-vested shares as of June 30, 2006 and changes during the three month ended June 30, 2006 is presented below:

                                                                                                Weighted Average
                                                                   Weighted Average         Remaining Contractual Term
                                      Number of Shares         Exercise Price Per Share            (in years)
                                      --------------------------------------------------------------------------------
Non-vested Shares at
January 1, 2006                               790,000              $         0.428                           9.5
Shares based on future
market price                                3,270,000                          N/A                           N/A
Options granted                                    --                           --                            --
Options vested                                     --                           --                            --
Options forfeited or
expired                                            --                           --                            --
                                      ---------------              ---------------               ---------------
Non-vested shares at
June 30, 2006                               4,060,000              $         0.428                           9.5
                                      ===============              ===============               ===============

As of June 30, 2006, there was $32,917 of unrecognized compensation cost related to non vested stock option awards, which is to be recognized over the remaining weighted average vesting period of six months.

During the quarter ended June 30, 2006, the company issued to a consulting firm, in return for services an aggregate of 41,668 warrants, exercisable during a five year term, to purchase 41,668 shares of the company's Common Stock. Such warrants have a "cashless exercise" and have varying exercise prices equal to 120% of the average closing price of the Company's Common Stock during the month immediately preceding the date of issuance. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $18,125 in its consolidated condensed statement of operations for the three and six month period ended June 30, 2006.

The Company has an agreement, which can be terminated by either party, whereby the Company will issue to the consulting firm additional warrants to purchase 83,332 shares of the Company's Common Stock. The aggregate warrants issued to the consulting firm will be exercisable into 125,000 shares. These warrants will be issued each month from July 1, 2006 until February 1, 2007 and each warrant will have the right to purchase 10,417 shares with the exception of the last warrant which will have the right to purchase 10,416 shares. These warrants contain variability in exercise price based on average trading prices of the Company's common stock during the month immediately preceding the date of issuance. The Company will record expense on the remaining warrants as they are issued.

The following table summarizes the Company's outstanding warrants as of June 30, 2006 and changes during the period then ended:

                                                                                                     Weighted
                                                                          Weighted                   Average
                                            Number                        Average                    Remaining
                                              of                          Exercise               Contractual Life
                                            Shares                         Price                      (Years)
                                        --------------                 --------------             --------------
Outstanding January 1, 2006                  5,229,589                 $         0.21                        4.4
Granted                                         41,668                           1.44                        4.8
Cancelled                                           --                             --
Exercised                                           --                             --
                                        --------------                 --------------             --------------
Outstanding at June 30, 2006                 5,271,257                 $         0.22                        4.4
                                        ==============                 ==============             ==============

Item 2.

      Management's Discussion and Analysis or Plan of Operation

      General

      We, through our wholly owned subsidiary AIM, manufacture aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry. Approximately 85% of AIM's revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of AIM's revenues. The remaining 15% of revenues represent sales in the airframe manufacturing sector to major aviation manufacturers.

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

      Sales of parts and services to one customer accounted for approximately 66% of AIM's revenue in the second quarter of 2006, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2010.

      During the six month period ending June 30, 2006, the Company received an initial contract applicable to the Memorandum of Agreement from The Goodrich Corporation for the manufacture of A380 (AirBus) Drag Brace assemblies. This Memorandum of Agreement covers approximately five years starting in 2006 through 2011. The value of deliveries currently projected for the time period covered by the Agreement is estimated to reach $20,450,000. As orders for A380 aircraft increase, delivery obligations and revenues for Air Industries will increase correspondingly. In addition to this A380 contract Air Industries received approximately $26 million in contracts from other aerospace customers during the period. Correspondingly, the company's projected backlog increased during the first half of 2006 from $39 million to approximately $54 million.

      AIM historically operated as a private company. There can be no assurance that our future operating results will be comparable to those achieved by AIM in the past. It should also be noted that, prior to the Acquisition, AIM operated as a Subchapter "S" company and incurred no income taxes.

      The Company's registration statement, covering selling stockholder shares, became effective as of August 4, 2006 and, accordingly, the shares held by the selling stockholders became eligible for public resale.

Results of Operations

      Prior to the acquisition of AIM, the Company had limited business operations or activities other than the transactions contemplated by the Merger Agreement between the Company and Gales Industries. See Note 1 to the condensed consolidated financial statements. As the Company succeeded to substantially all of the business operations of AIM and AIM represents substantially all of the Company's current operations. AIM is considered to be the Predecessor to the Company and for financial reporting purposes the Company is required to present the historical statement of operations and cash flows of AIM for periods prior to its acquisition by the Company. The financial information of AIM for the period ended June 30, 2006, presented in the condensed consolidated financial statements is not comparable in all material respects to the financial information of the Company for subsequent periods as adjustments resulting from the Merger, the Acquisition and the Real Estate Acquisition are not reflected in the Predecessor financial statements. These adjustments include, among others, interest expense from the refinancing, taxes from the change in "S" to "C" Corporation status, increased amortization due to a step-up in the basis of certain assets, additional officer's salaries, and the change in officer's functions which caused a reallocation of salary expense from cost of goods sold to general and administrative expense.

Three months ended June 30, 2006 compared with the three months ended June 30, 2005.

      Net Sales. Net sales were $9,220,165 for the three months ended June 30 2006 (Second Quarter 2006"), an increase of $1,407,026, or 18.0%from net sales of $7,813,139 for the three months ended June 30, 2005 ("Second Quarter 2005"). The increase in net sales was attributable to increased shipments of parts and related defense components to one customer which caused the portion of our revenues derived from such customer to increase from approximately 50% in 2005 to approximately 66% in the Second Quarter 2006.

      Gross Profit. Gross profit was $1,752,839 for the three months ended June 30, 2006, 19.0% of net sales, compared to gross profit of $818,229 for the three months ended June 30, 2005, 10.5% of net sales. The increase in gross profit primarily reflects the increase in net sales. The increase in gross profit as a percentage of net sales represents a slight increase in the sales of higher margin products, as well as the elimination of rent paid on the Company's facilities as a result of the Real Estate Acquisition, partially offset by the mortgage interest and depreciation of the Company's facilities allocated to sales, and lower salaries as a result of the reallocation of the costs of certain executives.

      Selling and Marketing Expenses. Selling and marketing expenses were $142,543 for the three months ended June 30, 2006, an increase of 43.5% from selling and marketing expenses of $99,350 for the three months ended June 30, 2005. The increase in selling and marketing expenses reflects the up-front recognition of costs related to leased automobiles for the Company's executives and increased travel and entertainment expenses related to increased sales activity.

      General and Administrative Expenses. General and administrative expenses were $1,024,550 the three months ended June 30, 2006, an increase of $648,177, or 172.2%, from general and administrative expenses of $376,373 for the three months ended June 30, 2005. The increase reflects (i) higher depreciation relating to the step-up in basis of the Company's real property, partially offset by the elimination of rent expense, (ii) higher salaries as a result of the reallocation of the costs of certain executives and (iii) higher professional fees due to the increase in accounting, legal and consulting expenses associated with being a public company.

      Interest and Financing Costs. Interest and financing costs were $362,126 for the three months ended June 30, 2006; an increase of $296,071, or 448.2 %, from interest and financing costs of $66,055 for the three months ended June 30, 2005. The increase in interest and financing costs resulted from higher interest rates, interest accruing on the promissory notes issued to the former shareholders of AIM in connection with the AIM Acquisition, interest accruing on the new term loan and larger revolving credit facility, portions of which were used to finance the costs of the Acquisition and the Real Estate Acquisition.

      Income before Income Taxes. Net income before provision for income taxes was $224,423 for the three months ended June 30, 2006 and $276,451 for the three months ended June 30, 2005.

      Net Income. Net income was $139,568 for the three months ended June 30, 2006. A comparison of net income with prior year's net income is not informative because the predecessor company was an "S" Corporation.

      Net Income Attributable to Common Stock. The dividend payable on the Company's preferred stock for the Second quarter 2006 exceeded the Company's net income during such period.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005.

      Net Sales. Net sales were $18,118,437 for the six months ended June 30, 2006 ("First Half 2006"); an increase of $4,040,092, or 28.7%, from net sales of $14,078,345 for the six months ended June 30, 2005 ("First Half 2005"). The increase in net sales was attributable to increased shipments of parts and related defense components to one customer which caused the portion of our revenues derived from such customer to increase from approximately 50% in 2005 to approximately 66% in the First Half 2006.

      Gross Profit. Gross profit was $3,265,545 in First Half 2006 (18.0% of net sales), compared to gross profit of $1,804,844, (12.8% of net sales), in First Half 2005. The increase in gross profit primarily reflects the increase in net sales. The increase in gross profit as a percentage of net sales represents a slight increase in the sales of higher margin products, as well as the elimination of rent paid on the Company's facilities as a result of the Real

Estate Acquisition, partially offset by the mortgage interest and depreciation of the Company's facilities allocated to sales, and lower salaries as a result of the reallocation of the costs of certain executives.

      Selling and Marketing Expenses. Selling and marketing expenses were $298,245 in First Half 2006, an increase of 76.2% from selling and marketing expenses of $169,269 in First Half 2005. The increase in selling and marketing expenses reflects the up-front recognition of costs related to leased automobiles for the Company's executives and increased travel and entertainment expenses related to increased sales activity.

      General and Administrative Expenses. General and administrative expenses were $1,873,933 in First Half 2006, an increase of $1,131,705, or 152.5%, from general and administrative expenses of $742,228 in First Half 2005. The increase reflects (i) higher depreciation relating to the step-up in basis of the Company's real property, partially offset by the elimination of rent expense, and (ii) higher salaries as a result of the reallocation of the costs of certain executives and (iii) higher professional fees due to the increase in accounting, legal and consulting expenses associated with being a public company.

      Interest and Financing Costs. Interest and financing costs were $687,176 in First Half 2006, an increase of $439,954, or 178.0%, from interest and financing costs of $247,222 in First Half 2005. The increase in interest and financing costs resulted from higher interest rates, interest accruing on the promissory notes issued to the former shareholders of AIM in connection with the AIM Acquisition, interest accruing on the new term loan and larger revolving credit facility.

      Gain on the Sale of Life Insurance Policy. Gain on the sale of life insurance policy was $53,047 in First Half 2006 and was a one-time gain.

      Income before Income Taxes. Net income before provision for income taxes was $460,041 in First Half 2006 and $646,125 in First Half 2005.

      Net Income. Net income was $275,933 in First Half 2006. A comparison of net income with the prior year's net income is not informative because the predecessor company was an "S" Corporation.

      Net Loss Attributable to Common Stock. The dividend payable on the Company's preferred stock for the First Half 2006 exceeded the Company's net income during such period.

Impact of Inflation

      Inflation has not had a material effect on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

      We used approximately $770,216 in our operations during the six months ended June 30, 2006. The use of cash in operations reflects the increase in our accounts receivable and inventory of $483,511 and $1,003,327 respectively offset by net income after non cash adjustments.

      At June 30, 2006, we had cash and cash equivalents of $1,226,308 and working capital of $4,157,566 as compared to $1,058,416 and $4,113,235 as of December 31, 2005. We believe that our cash requirements in the next twelve months will be met by our revenues from operations, our cash reserves, and the amounts available under the New Loan Facility put in place in connection with the acquisition of AIM and its corporate company.

      AIM had financed its operations and investments up to the Closing Date principally through revenues from operations. As a private company, AIM did not have many of the expenses which we have as a public company. As a result of the AIM Acquisition, we have significantly increased cash requirements relating to the filing of financial statements, our compliance with requirements under the Securities Exchange Act of 1934, the registration of shares under the Securities Act of 1933, and other requirements applicable to public companies. We expect such increased cash requirements to be approximately $750,000 in 2006, subject to a substantial increase if we become obligated to comply with Section 404 of Sarbanes-Oxley.

      In connection with the Acquisition of AIM, we incurred notes payable obligations in the aggregate principal amount of $1,627,262, of which $665,262 are in the form of convertible promissory notes which we may convert into shares of our Common Stock at $.40 per share now that the Registration Statement is effective as of August 4, 2006, which was filed on Form SB-2 under the Securities Act of 1933. The remaining $962,000 principal amount of note is repayable by us in 20 equal quarterly installments of $48,100 principal plus interest.

      The terms of the New Loan Facility are set forth in our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Under the New Loan Facility, as of June 30, 2006, we had revolving loan balances of $5,942,661 and $1,552,435, a term loan balance of $380,004 and an equipment loan balance of $411,200.

      As of June 30, 2006, we had capital lease obligations totaling $1,001,032.

      As of June 30, 2006, one customer accounted for approximately 50% of our accounts receivable. In addition, this customer accounted for approximately 66% of our total revenue for the quarter ended June 30, 2006. In the event such customer is unable or unwilling to pay us our accounts receivable from such customer, or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

      On June 5, 2006, the Company entered into an Agreement to sell its corporate headquarters and related real property in Bay Shore, New York, for $6.2 million. As a condition to the sale of its property, the Company will enter into a lease whereby it will lease such property from the buyer for an initial term of 20 years. The lease will be a "triple net lease" pursuant to which, in addition to basic rent, the Company will remain liable for maintenance and taxes on the property. The basic rent under the proposed lease will be $540,000 for the first five years of the lease, $621,000 for the sixth year of the term and will increase by 3% for each year thereafter. During its initial due diligence period the buyer has the right to terminate the Agreement of Sale without any liability to the Company. There can be no assurance that the contemplated sale of the Company's property will be consummated or, if consummated, that there will not be material changes in the terms of Agreement of Sale or lease adverse to the Company's interest.

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

We depend on revenues from a few significant customer relationships and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

      As of June 30, 2006, one customer accounted for approximately 50% of our accounts receivable. In addition, this customer accounted for approximately 66% of our total revenue for the quarter ended June 30, 2006. In the event such customer is unable or unwilling to pay us our accounts receivable from such customer, or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

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

Our future revenues are inherently unpredictable; our operating results are likely to fluctuate from period to period and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

      Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as future indications of performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock could significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our Common Stock. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our Common Stock, as well as our overall operating results.

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

Because of our limited resources and the significant competition for acquisitions, we may not be able to consummate an acquisition with growth potential.

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

Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock.

      Future sales of Common Stock pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of the Common Stock. Our Registration Statement on Form SB-2 covering the resale by selling security holders of more than 60,000,000 shares of Common Stock was declared effective on August 4, 2006. Relative to the number of shares of our freely-trading Common Stock which had been outstanding prior to such declaration of effectiveness, which we estimate to be approximately 2.52 million shares, the number of shares which may be sold into the marketplace pursuant to our current Registration Statement is enormous.

      We believe that any significant sales of our Common Stock may severely depress the market price of our Common Stock. We also intend to register on Form S-8 under the Securities Act an additional 10,000,000 shares of Common Stock, which are the shares available for issuance under our 2005 Stock Incentive Plan, of which, as of June 30, 2006, we have granted stock options to purchase 4,850,000 shares of our Common Stock. In addition, shares of our Common Stock held for one year or more will be eligible for public resale pursuant to Rule
144. In general, the shares of Common Stock which we issued in connection with the Merger and the Acquisition will become eligible for public resale under Rule 144 as of November 30, 2006. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our Common Stock.

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

The Series A Convertible Preferred Stock

      On August 4, 2006, as a result of the effectiveness of our registration statement on Form SB-2 as of such date, our 900 outstanding shares of Series A Convertible Preferred Stock ("Preferred Stock") were automatically converted into an aggregate of 40,909,538 shares of Common Stock. Those who previously held our Preferred Stock now, as a group, control a majority of the voting shares of the Company and have the ability to elect a majority of the members of our Board of Directors and otherwise control the Company.

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

Item 3: Controls and Procedures

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

      Because AIM was subject to stringent performance criteria imposed by its customers and as a consequence of its government contracts, in our management's estimation, its disclosure controls and procedures were superior to those of most privately held companies of comparable size. Nevertheless, its controls and procedures were not designed to facilitate the external financial reporting required of a publicly held company. Although no material weaknesses were found in our disclosure controls and procedures as of June 30, 2006, to ensure the reliability of future financial reports, our management has determined to complete the implementation of a total financial and operating control system that AIM installed during 2005. In addition, management has determined to hire support personnel experienced with the reporting requirements imposed upon public companies to facilitate the timely preparation of accurate financial reports. Except for these planned changes and those resulting from the acquisition of AIM and the substitution of its accounting procedures for those of ours in effect prior to November 30, 2005, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 30, 2006 or during the quarter ended June 30, 2006.

                                     PART II

                                OTHER INFORMATION

Item 4: Unregistered Sales of Equity Securities

      We issued as of April 1, 2006 to a consulting firm, in return for services on public relations matters, a warrant to purchase 10,417 shares of our Common Stock at the exercise price of $0.73 per share and a warrant to purchase 10,417 shares of our Common Stock at the exercise price of $1.56 per share. We issued to the same firm as of May 1, 2006 a warrant to purchase 10,417 shares of our Common Stock at the exercise price of $1.82 per share and as of June 1, 2006 a warrant to purchase 10,417 shares of our Common Stock at the exercise price of $1.64 per share. All of such warrants expire five years after the date as of which they were issued and provide for cashless exercise and piggyback registration rights with respect to new registration statements which we may file in the future. We will be issuing to the same firm a warrant for the same number of shares (10,417) of our Common Stock as of the first day of each month following June 1, 2006 until February 1, 2007 (except that the February 1, 2007 warrant will have the right to purchase 10,416 shares). The exercise price per share for each such warrant to be issued will equal 120% of the average closing price of the Common Stock during the month immediately preceding the date as of which such warrant is issued and will have all other terms which are the same as the terms of the April 1, 2006, May 1, 2006 and June 1, 2006 warrants. In all, we will have issued 12 warrants to the same firm which are exercisable into an aggregate of 125,000 shares of Common Stock.

      Such issuances of warrants to our consulting firm were, and will be, exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      The 900 shares of convertible preferred stock accumulated $360,000 in 8% Payable-In-Kind (PIK) dividends. This Payable-In-Kind dividend was earned during the six month period from December 15, 2005 to June 15, 2006 and is equal to 36 shares of preferred stock convertible into 1,636,363 shares of common stock. Such dividends, as well as the outstanding Preferred Stock, automatically converted into shares of Common Stock when our registration statement on Form SB-2 became effective on August 4, 2006.

August 2006.

Item 5. Exhibits

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

Dated: August 14, 2006

                                           GALES INDUSTRIES INCORPRATED


                                           By: /s/ Michael A. Gales
                                               ---------------------------------
                                                   Michael A. Gales,
                                                   Executive Chairman


                                               /s/ Louis A. Giusto
                                               ---------------------------------
                                                   Louis A. Giusto,
                                                   Chief Financial Officer
                                                   (Principal Financial and
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