Form 10QSB
period 2006-09-30
Gales Industries Inc
filed 2006-11-14
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,269,301 shares of Common Stock, $.001 per share, as of October 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          GALES INDUSTRIES INCORPORATED

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

Item: 1  Condensed Consolidated Financial Statements Balance Sheets
         as of September 30, 2006 (unaudited) and December 31, 2005
         (audited)                                                         3

         Statement of Operations for the three month period and the nine month period ended September 30, 2006 (unaudited) and
         September 30, 2005 (unaudited).                                   5

         Statement of Cash Flow for the  nine month period ended
         September 30, 2006(unaudited) and September 30, 2005
         (unaudited)                                                       6

         Notes to Condensed Consolidated Financial Statements              7

Item: 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11

Item: 3  Controls and Procedures                                          20

PART II. OTHER INFORMATION

Item: 1  Legal Proceedings                                                22

Item: 4  Unregistered Sales of Equity Securities                          22

Item: 6  Exhibits                                                         23

         SIGNATURES                                                       24

Item 1:

                          Gales Industries Incorporated
                      Condensed Consolidated Balance Sheet

                                                                   September      December 31,
                                                                   30, 2006           2005
                                                                 -----------------------------
                                                                  (Unaudited)       (Audited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                      $    295,070     $  1,058,416
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $45,000 for September 30, 2006 and December 31, 2005
    respectively                                                    3,199,204        2,623,612
  Inventory                                                        13,584,677       12,603,810
  Prepaid Expenses and Other Current Assets                            71,320          210,124
  Deposits                                                            147,801           65,595
                                                                 -----------------------------
Total Current Assets                                               17,298,072       16,561,557
  Property, Plant, and Equipment, net                               7,518,923        7,716,469
  Cash Surrender Value - Officer's Life                                35,373           66,216
  Deferred Financing Costs                                            399,802          486,207
  Other Assets                                                         41,222           41,306
  Goodwill                                                          1,265,963        1,265,963
                                                                 -----------------------------
TOTAL ASSETS                                                     $ 26,559,355     $ 26,137,718
                                                                 =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts Payable and Accrued Expenses                          $  5,348,835     $  5,294,629
  Advance Payment - Customers                                         188,199          188,199
  Notes Payable and Revolver - Current Portion                      6,911,033        6,322,665
  Notes Payable - Sellers - Current Portion                            96,200          192,400
  Capital Lease Obligations - Current Portion                         372,215          359,197
  Due to Sellers                                                       74,310           91,232
                                                                 -----------------------------
Total current liabilities                                          12,990,792       12,448,322
Long term liabilities
  Notes Payable - Net of Current Portion                            3,562,863        3,648,131
  Notes Payable - Sellers - Net of Current Portion                  1,386,762        1,434,862
  Capital Lease Obligations - Net of Current Portion                  539,517          820,375
  Deferred Tax Liability                                              676,394          676,394
                                                                 -----------------------------
Total liabilities                                                  19,156,328       19,028,084
                                                                 -----------------------------
Commitments and contingencies
Stockholders' Equity
  Series A Convertible Preferred - $.001 Par value, 8,003,716
  Shares Authorized; No  Shares  Outstanding September
  30,2006 and 900 Shares issued and outstanding December
  31,2005                                                                                    1
  Common Stock - $.001 Par value, 120,055,746 Shares
  Authorized; 57,269,301 Shares issued and outstanding as of
  September 30, 2006 and 14,723,421 Shares Issued and
  Outstanding for December 31, 2005                                    57,269           14,723

  Additional Paid-In Capital                                        8,311,685        7,844,614
  Accumulated Deficit                                                (965,927)        (749,704)
                                                                 -----------------------------
Total Stockholders' Equity                                          7,403,027        7,109,634
                                                                 -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 26,559,355     $ 26,137,718
                                                                 =============================

            See notes to condensed consolidated financial statements

                      Gales Industries Incorporated (1)(2)
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                 Three months ended                Nine months ended
                                                     September 30                     September 30
                                            -----------------------------     -----------------------------
                                                              Predecessor                       Predecessor
                                                2006             2005             2006             2005
                                            ---------------------------------------------------------------
Net sales                                   $  7,883,485     $  7,773,187     $ 26,001,922     $ 21,851,532

Cost of  sales                                 6,362,076        6,776,665       21,214,968       19,050,166
                                            ---------------------------------------------------------------

Gross profit                                   1,521,409          996,522        4,786,954        2,801,366

Operating costs and expenses:
  Selling and marketing                          175,515           74,856          473,760          244,125
  General and administrative                   1,108,651          545,499        2,982,584        1,287,727
                                            ---------------------------------------------------------------
Income from operations                           237,243          376,167        1,330,610        1,269,514

Interest and financing costs                    (290,853)        (164,271)        (978,029)        (411,493)
Gain on sale of life insurance policy                 --               --           53,047               --

Other Income                                          --              152              803              152
                                            ---------------------------------------------------------------

Income (loss) before income taxes                (53,610)         212,048          406,431          858,173

Benefit (provision) for income taxes (2)          21,455               --         (162,654)              --
                                            ---------------------------------------------------------------
Net income(loss)                                 (32,155)    $    212,048          243,777     $    858,173
                                                             ============                      ============

Less: Dividend for preferred stockholders       (100,000)                         (460,000)
                                            ------------                      ------------
Net loss attributable to common
  stockholders                              $   (132,155)                     $   (216,223)
                                            ============                      ============

Loss per share:
    Basic                                   $      0.000                      $      0.000
                                            ============                      ============

Weighted average shares outstanding
    Basic                                     41,545,824                        23,762,472

(1) For the period from October 28, 2004 (date of inception) through September 30, 2005 the Company (Original Gales) had no business activity other than the issuance of a $22,500 convertible bridge note and the $150,000 bridge loan that accrued approximately $2,077 and $1,420 in interest for the nine and three month period ended September 30, 2005 respectively. The note and respective accrued interest were subsequently converted to shares of the Company's Common Stock as part of the merger and the bridge loan was paid back at the time of closing. The Company has presented the Statements of Operations of Air Industries Machining Corp. (AIM), as the Company has succeeded all of the business activity of AIM.
(2) AIM was a privately held subchapter S Corporation prior to the merger and accordingly the financial statements of the Successor and Predecessor are not comparable in all material respects, and accordingly since AIM was an "S" Corporation a provision for income taxes was not recorded.

            See notes to condensed consolidated financial statements

                      GALES INDUSTRIES INCORPORATED (1) (2)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                        Nine Months September 30,
                                                                       ---------------------------
                                                                           2006            2005
                                                                                       Predecessor
                                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $   243,777     $   858,173
  Adjustments to Reconcile Net Income to Net
    Cash Provided by (Used in) Operating Activities:
    Depreciation and amortization of property and equipment                409,361         347,732
  Amortization of deferred financing costs                                  86,405
    Gain on sale of officer's life insurance policy                        (53,047)
    Non cash compensation expense                                          108,271
    Warrants issued for services                                            41,345
(Increase) Decrease in Assets:
  Accounts receivable                                                     (575,592)        373,757
  Inventory                                                               (980,867)       (925,913)
  Prepaid expenses and other current assets                                138,804          55,674
  Deposits                                                                 (82,206)         21,160
  Cash surrender value - officer's life insurance                           (2,110)        211,302

  Other assets                                                                  84          31,278
Decrease (Increase) in Liabilities:
  Accounts payable and accrued expenses                                    (45,794)        450,245
Advance Payments Customers                                                                (686,494)
                                                                       -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (711,569)        736,914
                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (211,815)       (740,572)
                                                                       -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                     (211,815)       (740,572)
                                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of  capital lease obligations, net                   (267,840)      1,156,992
  Proceeds from sale of officer's life insurance policy                     86,000
  Repayment of notes payable to and due sellers                           (161,222)             --
  Proceeds from ( payment of) notes payable, net                           503,100        (924,915)
                                                                       -----------     -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                                 160,038         232,077
                                                                       -----------     -----------
Net  (decrease) increase in cash and cash equivalents                     (763,346)        228,419
Cash and cash equivalents at the beginning of period                     1,058,416          10,308
                                                                       -----------     -----------
Cash and cash equivalents at the end of period                         $   295,070     $   238,727
                                                                       ===========     ===========
Supplemental schedule of noncash financing and investing activities
Issuance of Common Shares:
  Conversion of Preferred to Common Stock                              $    40,909
                                                                       ===========
  Conversion of PIK Dividend to Common Shares                          $   360,000
                                                                       ===========

    Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                           $   788,409     $   369,772

(1) For the period from October 28, 2004 (date of inception) through September 30, 2005 the Company (Original Gales) had no business activity other than the issuance of a $22,500 convertible bridge note and the $150,000 bridge loan that accrued approximately $2,077 and $1,420 in interest for the nine and three month period ended September 30, 2005 respectively. The note and respective accrued interest were subsequently converted to shares of the Company's Common Stock as part of the merger and the bridge loan was paid back at the time of closing. The Company has presented the Statements of Operations of Air Industries Machining Corp. (AIM), as the Company has succeeded all of the business activity of AIM.
(2) The Company has presented the Statement of Cash Flows of AIM, as the Company has succeeded to all of the business activity of AIM. AIM was a privately held subchapter S Corporation prior to the merger and accordingly the financial statements of the Company and Predecessor are not comparable in all material respects. See notes to condensed consolidated financial statements

Note 1:

FORMATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Original Gales was formed in October 2004 and, since prior to the acquisition it did not have any business operations or activity other then the transactions contemplated with the merger and succeeded substantially all of the business operations of AIM, AIM is the "Predecessor" to Original Gales. The Company is required to separately present the historical statement of operations and cash flows of the Predecessor. The financial information presented in these financial statements may not reflect the combined financial position. The operating results and cash flows of the Predecessor and Successor are not compatible in all material respects.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The Company recorded an expense of $42,866 in the accompanying statement of operations for the three month period ended September 30, 2006 and an expense of $108,271 for the nine month period ended September 30, 2006, in accordance with the measurement requirements under SFAS No. 123(R)

Note 2:

CASH SURRENDER VALUE - LIFE INSURANCE

During the quarter ended March 31, 2006, the Company sold one of its key-man life insurance policies. Proceeds from the sale of the insurance policy were $86,000 which was offset by the cash surrender value of $32,953. The resulting gain of $53,047 was recognized as Other Non-Operating Income in the accompanying Statement of Operations for the nine month period ended September 30, 2006.

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

The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the nine months September 30, 2006 no stock options were granted.

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

A summary of the status of the Company's stock options as of September 30, 2006, and changes during the period then ended is presented below:

                                                            Weighted         Weighted
                                           Number           Average           Average           Aggregate
                                             of             Exercise         Remaining          Intrinsic
                                           Options           Price        Contractual Term        Value
                                         ----------        ----------     ----------------     ----------
Outstanding  at
January 1, 2006                           2,370,000        $     0.38

Outstanding  at
January 1, 2006                           2,480,000                 *

Granted                                          --

Forfeited or expire                              --                --

Exercised                                        --                --
                                         ----------        ----------        ----------        ----------

Outstanding  at
September 30, 2006                        4,850,000        $     0.38                 9        $   39,500
                                         ==========        ==========        ==========        ==========

Options vested and exercisable at
September 30, 2006                        1,580,000        $     0.32                 9        $   39,500
                                         ==========        ==========        ==========        ==========

----------
* The exercise price of such options will be based upon future market prices of the underlying shares.

The Company recorded a compensation expense of $42,866 in its consolidated condensed statement of operations for the three month period ended September 30, 2006 and a stock option expense of $108,271 for the nine month period ended September 30, 2006. The stock option expense relates to stock options granted in the previous fiscal year. The Company granted no stock options during the quarter ended September 30, 2006. The following table illustrates stock options granted through September 30, 2006:

                                 Options Outstanding                    Options Vested and Exercisable
                     --------------------------------------------       ------------------------------
                                       Weighted-
                                        Average         Weighted-
                                       Remaining         Average                          Weighted-
Range of Exercise       Number        Contractual       Exercise          Number           Average
Prices               Outstanding     Life (Years)         Price         Exercisable     Exercise Price
-----------------    -----------     ------------       ---------       -----------     --------------
$0.22                   790,000                9        $   0.220          790,000        $    0.22
$0.428                  790,000                9        $   0.428          790,000        $   0.428
$0.48                   790,000                9        $   0.480               --               --
Based on future
market price          2,480,000                9               NA               --               --
                     ----------       ----------        ---------       ----------        ---------
                      4,850,000                9        $    0.38        1,580,000        $    0.32
                     ==========       ==========        =========       ==========        =========

A summary of the status of the Company's non-vested options as of September 30, 2006 and changes during the nine month ended September 30, 2006 is presented below:

                                                                             Weighted Average
                                                       Weighted Average         Remaining
                                    Number of           Exercise Price       Contractual Term
                                    Options               Per Option            (in years)
                                   ----------          ----------------      ----------------
Non-vested Options  at
January 1, 2006                     1,580,000             $    0.453                     9

Options based on future
market price                        2,480,000                    N/A                   N/A

Options granted                            --                                           --

Options vested                       (790,000)            $    0.428                    --

Options forfeited or
expired                                    --                     --                    --
                                   ----------             ----------            ----------
Non-vested Options  at
September 30, 2006                  3,270,000             $     0.45                     9
                                   ==========             ==========            ==========

As of September 30, 2006, there was $225,471 of unrecognized compensation cost related to non vested stock option awards, which is to be recognized over the remaining weighted average vesting period of eleven months.

During the quarter ended September 30, 2006, the company issued to a consulting firm, in return for services an aggregate of 31,251warrants, exercisable during a five year term, to purchase 31,251 shares of the company's Common Stock. Such warrants have a "cashless exercise" feature and have varying exercise prices equal to 120% of the average closing price of the Company's Common Stock during the month immediately preceding the date of issuance. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $23,219 and $41,345 in its consolidated condensed statement of operations for the three and nine month period ended September 30, 2006. The Company's agreement with this consultant was terminated during the first week of September 2006.

The following table summarizes the Company's outstanding warrants as of September 30, 2006 and changes during the period then ended:

                                                                                                    Weighted
                                                                          Weighted                  Average
                                                   Number                  Average                 Remaining
                                                     of                   Exercise              Contractual Life
                                                  Warrants                  Price                    (Years)
                                                 ---------                ---------             ----------------
Outstanding January 1, 2006                      5,229,589                $    0.21                      4.1

Cancelled                                               --                       --

Granted                                             72,919                $    1.23                      4.8

Exercised                                               --                       --
                                                 ---------                ---------                ---------
Outstanding at September 30, 2006                5,302,508                $    0.22                      4.1
                                                 =========                =========                =========

Note 4.

STOCKHOLDERS'EQUITY

On August 4, 2006 Gales Industries Incorporated's Registration Statement on Form SB-2 became effective and as a result the outstanding preferred stock of 900 shares automatically converted to 40,909,500 shares of common stock, exclusive of the 1,636,380 shares of common stock which were paid as a dividend on the 900 shares of preferred stock. An additonal dividend of $100,000 on the preferred shares, for the period of June 15, 2006 through August 4, 2006, is included in accrued expenses as of September 30, 2006.

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

      Sales of parts and services to one customer accounted for approximately 66% of AIM's revenue in the third quarter of 2006, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2010.

      During the nine month period ending September 30, 2006, the Company received an initial contract applicable to the Memorandum of Agreement from The Goodrich Corporation for the manufacture of A380 (AirBus) Drag Brace assemblies. This Memorandum of Agreement covers approximately five years starting in 2006 through 2011. The value of deliveries currently projected for the time period covered by the Agreement is estimated to reach $20,450,000. As orders for A380 aircraft increase, delivery obligations and revenues for Air Industries will increase correspondingly. In addition to this A380 contract Air Industries received approximately $26 million in additional contracts from other aerospace customers during the period. As a result of these contracts, the Company's 18-month "firm backlog" currently stands at $30 million. Furthermore, management's "projected backlog" for the same 18-month period, which includes both the firm backlog as well as anticipated order releases against long term general purchase agreements ("GPA's") with the Company's prime aerospace contractors currently stands at approximately $60 million. Although the forecasted releases against GPA's within the forward 18-month period are included in the "projected backlog", the Company may actually receive additional substantial "follow-on" awards through the balance of a GPA contract period, some of which currently extend through 2012.

      AIM historically operated as a private company. There can be no assurance that our future operating results will be comparable to those achieved by AIM in the past. It should also be noted that, prior to the Acquisition, AIM operated as a Subchapter "S" company and incurred no income taxes.

Results of Operations

      Prior to the acquisition of AIM, the Company had limited business operations or activities other then the transactions contemplated by the Merger Agreement between the Company and Gales Industries, See Note 1 to the condensed consolidated financial statements. The Company succeeded to substantially all of the business operations of AIM and AIM represents substantially all of the Company's current operations. AIM is considered to be the Predecessor to the Company and for financial reporting purposes the Company is required to present the historical statement of operations and cash flows of AIM for periods prior to its acquisition by the Company. The financial information of AIM for the period ended September 30, 2005, presented in the condensed consolidated financial statements is not comparable in all material respects to that of the Company for subsequent periods as adjustments resulting from the Merger, the Acquisition and the Real Estate Acquisition are not reflected in the Predecessor financial statements. These adjustments include, among others interest expense from the refinancing, taxes from the change in "S" to "C" Corporation status, increased amortization due to a step-up in the basis of certain assets, additional officers' salaries, and the change in officers' functions which caused a reallocation of salary expense from cost of goods sold to general administrative expense.

Three months ended September 30, 2006 compared with the three months ended September 30, 2005.

      Net Sales. Net sales were $7,883,485 for the three months ended September 30 2006 ("Third Quarter 2006"), an increase of $110,298 (or 1.4%) from net sales of $7,773,187 for the three months ended September 30, 2005 ("Third Quarter 2005"). The increase in net sales was attributable to increased shipments of parts and related defense components to two (2) customers which caused the portion of our revenues derived these customers to increase from approximately 60.1% % in 2005 to approximately 74.4% % in the Third Quarter 2006.

      The Company's net sales for the nine month period ended September 30, 2006, were substantially greater than the Company's net sales for the comparable period in 2005. Nevertheless, net sales during the Third Quarter 2006 were less than the amounts recorded during each of the first and second quarters of 2006, but modestly higher (1.4%) than the same period in 2005. This decrease in net sales for the Third Quarter resulted primarily from the need to prepare for production of subassemblies for the Joint Strike Fighter ("JSF") landing gear, the E2D arresting gear and the A380 drag brace. We anticipate that the delivery of the first article of each of these products will occur no later than the end of this year, in the case of the JSF landing gear, during the first quarter of 2007 in the case of the E2D arresting gear and during the first half of 2007 in the case of the A380 drag brace. Management believes that the necessary tooling and testing for each of the products mentioned above has been substantially completed.

      Sales during the Third Quarter were also negatively impacted by a decision by one of our largest customers to delay deliveries of units previously projected to be delivered during this time period. These delivery delays may continue through the fourth quarter and will be reflected in higher inventory levels and potentially lower revenue. These delivery delays are the result of a strike at aforementioned customer's facility earlier in the year and its inability to achieve complete production recovery prior to the year-ended 2006.

      Gross Profit. Gross profit was $1,521,409 for the three months ended September 30, 2006, 19.3% of net sales, compared to gross profit of $996,522 for the three months ended September 30, 2005, 12.8% of net sales. The increase in gross profit primarily reflects an increase in the sale of higher margin products and the increase in net sales. The increase in gross profit as a percentage of net sales represents a slight increase in the sales of higher margin products, as well as the elimination of rent paid on the Company's facilities as a result of the Real Estate Acquisition, partially offset by the mortgage interest and depreciation of the Company's facilities allocated to sales, and lower salaries as a result of the reallocation of the costs of certain executives.

      Selling and Marketing Expenses. Selling and marketing expenses were $175,515 for the three months ended September 30, 2006, an increase of 134.5% from selling and marketing expenses of $74,856 for the three months ended September 30, 2005. The increase in selling and marketing expenses reflects the up-front recognition of costs related to leased automobiles for the Company's executives and increased travel and entertainment expenses related to increased sales activity.

      General and Administrative Expenses. General and administrative expenses were $1,108,651 the three months ended September 30, 2006, an increase of $563,152 or 103%, from general and administrative expenses of $545,499 for the three months ended September 30, 2005. The increase reflects (i) higher depreciation relating to the step-up in basis of the Company's real property, partially offset by the elimination of rent expense, and (ii) higher salaries as a result of the reallocation of the costs of certain executives and higher professional fees due to the increase in accounting, legal and consulting expenses associated with being a public company.

      Interest and Financing Costs. Interest and financing costs were $290,853 for the three months ended September 30, 2006, an increase of $126,582, or 77. 1%, from interest and financing costs of $164,271 for the three months ended September 30, 2005. The increase in interest and financing costs resulted from higher interest rates, interest accruing on the promissory notes issued to the former shareholders of AIM in connection with the AIM Acquisition, interest accruing on the new term loan and larger revolving credit facility, portions of which were used to finance the costs of the Acquisition and the Real Estate Acquisition.

      Income/ (loss) before Income Taxes. Net (loss)/ income before provision for income taxes was $(53,610) for the three months ended September 30, 2006 and $212,048 for the three months ended September 30, 2005.

      Net Loss. Net loss was $ (32,155) for the three months ended September 30, 2006. A comparison of net income with prior year is not informative because the predecessor company was an "S" Corporation.

      Net Loss Attributable to Common Stock. During the Third Quarter 2006 the Company accrued a cash dividend payable on its preferred stock of $100,000. The accrual of such dividends stopped as of August 4, 2006 the date the Company's registration statement was declared effective. The cash dividend results from the failure to cause the company's registration statement to become effective within the time period required by the terms of the preferred stock.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

      Net Sales. Net sales were $26,001,922 for the nine months ended September 30, 2006; an increase of $4,150,390, or 19%, from net sales of $21,851,532 for the nine months ended September 30, 2005. The increase in net sales was attributable to increased shipments of parts and related defense components to two (2) customers which caused the portion of our revenues derived these customers to increase from approximately 56.7 % in 2005 to approximately 72.6 % in the first nine months of 2006.

      Gross Profit. Gross profit was $4,786,954 for the nine months ended September 30, 2006 (18.4% of net sales), compared to gross profit of $2,801,366, (12.8% of net sales), for the nine months ended September 30, 2005. The increase in gross profit primarily reflects the increase in net sales. The increase in gross profit as a percentage of net sales represents a slight increase in the sales of higher margin products, as well as the elimination of rent paid on the Company's facilities as a result of the Real Estate Acquisition, partially offset by the mortgage interest and depreciation of the Company's facilities allocated to sales, and. lower salaries as a result of the reallocation of the costs of certain executives.

      Selling and Marketing Expenses. Selling and marketing expenses were $473,760 for the nine months ended September 30, 2006, an increase of 94.1% from selling and marketing expenses of $244,125 for the nine months ended September 30, 2005. The increase in selling and marketing expenses reflects the up-front recognition of costs related to leased automobiles for the Company's executives and increased travel and entertainment expenses related to increased sales activity.

      General and Administrative Expenses. General and administrative expenses were $2,982,584 for the nine months ended September 30, 2006 an increase of $1,694,857 or 132.0%, from general and administrative expenses of $1,287,727 for the nine months ended September 30, 2005. The increase reflects (i) higher depreciation relating to the step-up in basis of the Company's real property, partially offset by the elimination of rent expense, and (ii) higher salaries as a result of the reallocation of the costs of certain executives and (iii) higher professional fees due to the increase in accounting, legal and consulting expenses associated with being a public company.

      Interest and Financing Costs. Interest and financing costs were $978,029 for the nine months ended September 30, 2006 an increase of $566,536 or 137.63%, from interest and financing costs of $411,493 for the nine months ended September 30, 2005. The increase in interest and financing costs resulted from higher interest rates, interest accruing on the promissory notes issued to the former shareholders of AIM in connection with the AIM Acquisition, interest accruing on the new term loan and larger revolving credit facility.

      Gain on the Sale of Life Insurance Policy. Gain on the sale of life insurance policy was $53,047 in the first nine months of 2006 and was a one-time gain.

      Income before Income Taxes. Net income before provision for income taxes was $406,431 for the nine months ended September 30, 2006 and $858,173 for the nine months ended September 30, 2005. The decrease in net income is attributable; in part, to the expenses incurred in connection with the Company's reporting obligations as a public company.

      Net Income. Net income was $243,777 for the nine months ended September 30, 2006. A comparison of net income with prior year is not informative because the predecessor company was an "S" Corporation.

      Net Loss Attributable to Common Stock. Net Loss was $(216,223) for the nine months ended September 30, 2006. Dividends are $460,000 resulting from PIK and cash dividends of $360,000 and $100,000 respectively. PIK dividend resulted from the quarterly accrued dividends at 8% per annum that were declared resulting from effective filing of registration statement. Cash dividend results from the penalty incurred in not going effective by the agreed date in accordance with the preferred shareholder agreement.

Impact of Inflation

      Inflation has not had a material effect on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

      We used approximately $711,569 in our operations during the nine months ended September 30, 2006. The use of cash in operations reflects in the increase in our accounts receivable and inventory of $575,592 and $980,867 respectively offset by net income after non cash adjustments.

      At September 30, 2006, we had cash and cash equivalents of $295,070 and working capital of $4,307,280 as compared to $1,058,416 and $4,113,235 as of December 31, 2005. We believe that our cash requirements in the next twelve months will be met by our revenues from operations, our cash reserves, and the amounts available under the New Loan Facility put in place in connection with the acquisition of AIM.

      AIM had financed its operations and investments up to the date it was acquired by us principally through revenues from operations. As a private company, AIM did not have many of the expenses which we have as a public company. As a result of the AIM Acquisition, we have significantly increased cash requirements relating to the filing of financial statements, our compliance with requirements under the Securities Exchange Act of 1934, the registration of shares under the Securities Act of 1933, and other requirements applicable to public companies. We expect such increased cash requirements to be approximately $750,000 in 2006, subject to a substantial increase if we become obligated to comply with Section 404 of Sarbanes-Oxley.

      In connection with the Acquisition of AIM, we entered into the New Loan Facility and incurred notes payable obligations to the sellers in the aggregate principal amount of $1,627,262 of which $665,262 are in the form of convertible promissory notes held by senior members of our management. The original terms of the New Loan Facility are set forth in our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Under the New Loan Facility, as of September 30, 2006, we had revolving loan balances of $6,911,033 and a term loan balance of $3,151,663. As of September 30, 2006, we had capital lease and equipment loan obligations totaling $1,322,932. In addition, as of September 30, 2006, $1,482,962 million remained outstanding on the notes held by the sellers of AIM.

      On October 24, 2006, we completed the sale and lease-back of our corporate headquarters for a gross sales price of $6,200,000. The net proceeds of the sale were applied to outstanding payables, including $ 4.9 million used to reduce the amounts due under the New Loan Facility, of which $2.8 million was used to reduce the outstanding principal amount due under the term loan. Giving effect to such payment, the amount outstanding under the New Loan Facility (term and revolver) as of September 30, 2006, would have been reduced by approximately 49% to approximately $5.2 million down from $10.1 million. The reduction in the amount due under the New Loan Facility has resulted in approximately $2.1 million of increased availability under our existing loan agreements and this increased availability is planned to be used as the cornerstone of our contemplated acquisition program. In addition, at current interest rates, such reduction will result in lower interest payments and reduced principal payments approximately equal to the initial rent under our new lease. The sale and lease back of the of the Company's real estate resulted in a net taxable gain to the Company and any taxes resulting there from will be paid out of future cash flows or borrowings under the New Loan Facility.

      As part of the payment under the New Loan Facility, the Term Note Agreement was reduced by $2.8 million and the remaining balance of $383,330 became an Amended and Restated Term Note. To reflect the changes in the balances due under the New Loan Facility, on November 10, 2006, the Company and PNC amended the terms of the New Loan Facility and the Company delivered to PNC an Amended and Restated Term Note in the principal amount of $383,330 providing for principal payments of $10,648 per month. The corresponding section in the New Loan Facility was amended to reflect the change in principal amount and the monthly principal installment amount due under the Term Note, as well as the change in the Maturity Date to the first business day of October 2009.

      In addition to the foregoing, the New Loan Facility was further amended to allow for the Company to borrow or to obtain the issuance, renewal, extension and increase of standby letters of credit, up to an aggregate availability of $500,000, for its account until the Termination Date, which will occur on November 30, 2009.

      As of September 30, 2006, one customer accounted for approximately 38% of our accounts receivable. In addition, this customer accounted for approximately 59% of our total revenue for the quarter ended September 30, 2006. In the event such customer is unable or unwilling to pay us our accounts receivable from such customer, or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

Forward Looking Statements

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Risks of the Acquisition

      There can be no assurance that any benefits to AIM's business will be achieved from its acquisition by Original Gales and the merger of Original Gales into the Company, the Real Estate Acquisition or the New Loan Facility (the "Transactions") or that the results of operations of AIM prior to the Merger will not be adversely impacted by the Transactions. As of November 30, 2005, Luis Peragallo and Jorge Peragallo, formerly the principal shareholders of AIM, resigned from their positions with AIM. Even though Peter Rettaliata and Dario Peragallo, two of AIM's officers (President and Executive Vice President, respectively), serve as officers of AIM and as officers of our Company, there can be no assurance that the management of our company will have the necessary experience to operate AIM's business. The process of combining the organizations of Original Gales, AIM and our Company could interrupt the activities of part or all of AIM's business, and could cause fundamental changes in AIM's business, which could have an adverse effect on the results of operations. The past results of AIM's operations are not necessarily indicative of the future results of our operations. In addition, AIM's results of operations will be affected by the significant increase in expenses relating to financial statements preparation and other requirements applicable to publicly traded companies.

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

      As of September 30, 2006, one customer accounted for approximately 38% of our accounts receivable. In addition, this customer accounted for approximately 59% of our total revenue for the quarter ended September 30, 2006. In the event such customer is unable or unwilling to pay us our accounts receivable from such customer, or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations. In general, AIM has derived a material portion of its revenue from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Any adverse change in our relationship with our significant customers could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

Our indebtedness and rent obligation may affect operations.

      We incurred significant indebtedness under the New Loan Facility. This indebtedness far exceeds the amount of pre-Merger debt of AIM. As a result, we are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. To reduce our debt, we completed the sale and lease-back of our corporate headquarters, as a result of which we are now obligated to pay rent for our corporate headquarters. Our ability to make principal and interest payments on our debt and our ability to make rent payments a under our lease will depend on future performance, which is subject to many factors, some of which are outside our control. In addition, the New Loan Facility is secured by substantially all of our assets, including our rights as tenant. In the case of a continuing default under the New Loan Facility, the lender will have the right to foreclose on AIM's assets, which would have a material adverse effect on the Company. In the event of a failure to pay rent or otherwise comply with the terms of our lease, the landlord could evict us from our headquarters. Payment of principal and interest on the New Loan Facility may limit our ability to pay cash dividends to shareholders and the documents governing the New Loan Facility will prohibit the payment of cash dividends. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue other business opportunities and may make our results of operations more susceptible to adverse economic conditions.

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

Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock.

      Future sales of Common Stock pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of the Common Stock. Our Registration Statement on Form SB-2 covering the resale by selling security holders of more than 61, 000,000 shares of Common Stock was declared effective on August 4, 2006. Relative to the number of shares of our freely-trading Common Stock which had been outstanding prior to such declaration of effectiveness the number of shares which may be sold into the marketplace pursuant to our current Registration Statement is enormous.

      We believe that any significant sales of our Common Stock may severely depress the market price of our Common Stock. We also intend to register on Form S-8 under the Securities Act an additional 10,000,000 shares of Common Stock, which are the shares available for issuance under our 2005 Stock Incentive Plan, of which, as of September 30, 2006, we have granted stock options to purchase 4,850,000 shares of our Common Stock. In addition, shares of our Common Stock held for one year or more will be eligible for public resale pursuant to Rule
144. In general, the shares of Common Stock which we issued in connection with the Merger and the Acquisition will become eligible for public resale under Rule 144 as of November 30, 2006. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our Common Stock.

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

The Series A Convertible Preferred Stock

      On August 4, 2006, as a result of the effectiveness of our registration statement on Form SB-2, which was declared effective on August 4, 2006, the 900 shares of Series A Convertible Preferred Stock ("Preferred Stock") issued and outstanding immediately prior to such date were automatically converted into an aggregate of 40,909,500 shares of Common Stock. Those who previously held our Preferred Stock now, as a group, control a majority of the voting shares of the Company and have the ability to elect a majority of the members of our Board of Directors and otherwise control the Company.

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

      Because AIM was subject to stringent performance criteria imposed by its customers and as a consequence of its government contracts, in our management's estimation, its disclosure controls and procedures were superior to those of most privately held companies of comparable size. Nevertheless, its controls and procedures were not designed to facilitate the external financial reporting required of a publicly held company. Although no material weaknesses were found in our disclosure controls and procedures as of September 30, 2006, to ensure the reliability of future financial reports, our management has determined to complete the implementation of a total financial and operating control system that AIM installed during 2005. In addition, management has determined to hire support personnel experienced with the reporting requirements imposed upon public companies to facilitate the timely preparation of accurate financial reports. Except for these planned changes and those resulting from the acquisition of AIM and the substitution of its accounting procedures for those of ours in effect prior to November 30, 2005, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to September30, 2006 or during the quarter ended September30, 2006.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings

      We were involved in litigation with J.C. Herbert Bryant, III, a former officer, director and shareholder of our Company, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, we entered into a distribution agreement with KMS permitting it to purchase certain products from us and to exclusively distribute those products in Florida from Orlando south. In October 2003, we terminated the distribution agreement with KMS. On December 1, 2003, we filed suit against KMS in the Palm Beach County Circuit Court for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail and rejected a request for attorney's fees by KMS of approximately $60,000. KMS subsequently filed a notice of appeal. Subsequent to our emergence from Bankruptcy, KMS requested that the Bankruptcy Court reopen our bankruptcy case and award it the attorney's fees previously rejected by the Florida State Court. The Bankruptcy Court granted the motion in so far as it allowed KMS to prosecute in the Fourth District Court of Appeal in Florida its appeal of the State Court decision. Subsequently, KMS filed its appeal and brief with the Fourth District seeking attorney's fees. We intend to contest this claim vigorously and are in the process of preparing our response.

      In March 2004 Michael Gales, our Executive Chairman, acting on behalf of a then unformed company, entered into a "finder's agreement" with a third party. This party has advised a director of the Company that it believes that it is entitled to a fee as a result of the Company's aquisition of AIM and the completion of the financing with PNC. The Company believes that there is no merit to this claim, and, if it is brought, intends to contest it vigourously.

Item 4: Unregistered Sales of Equity Securities

      Pursuant to a consulting agreement with a consultant that was terminated in September 2006, we remain obligated to deliver warrants to purchase an aggregate of 31,251 shares of our Common Stock, that were to have been delivered in increments of 10,417 shares as of the first day of each of July, August and September. The exercise price per share for such warrants to be issued will equal 120% of the average closing price of the Common Stock during the months of June, July and August, respectively. Upon delivery of such warrants we will have delivered an aggregate of 72,919 warrants to the same firm which are exercisable for an aggregate of 72,919 shares of Common Stock.

      Such issuances of warrants to our consulting firm were, and will be, exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      The 900 shares of Preferred Stock accumulated $360,000 in 8% Payable-In-Kind (PIK) dividends. This Payable-In-Kind dividend was earned during the six month period from December 15, 2005 to June 15, 2006 and is equal to 36 shares of preferred stock convertible into 1,636,380 shares of common stock. Such dividends, as well as the outstanding Preferred Stock, automatically converted into shares of Common Stock when our registration statement on Form SB-2 became effective on August 4, 2006.

Item 6. Exhibits

Exhibit No.                    Description of Exhibit

10.1           Amended and Restated Term Note dated November 10, 2006

10.2 First Amendment to Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement dated November 10, 2006

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14 , 2006

                                         GALES INDUSTRIES INCORPRATED


                                         By: /s/ Michael A. Gales
                                             -----------------------------------
                                             Michael A. Gales,
                                             Executive Chairman


                                         By: /s/ Louis A. Giusto
                                             -----------------------------------
                                             Louis A. Giusto,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit

10.1           Amended and Restated Term Note dated November 10, 2006

10.2 First Amendment to Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement dated November 10, 2006

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).