Form 10KSB
period 2006-12-31
Gales Industries Inc
filed 2007-04-02
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |x|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO _X___

      The issuer's revenues for its most recent fiscal year were $33,044,996.

      As of March 26, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $13,816,993.52, based on the closing price of $0.285 for its common stock on the OTC Bulletin Board on March 26, 2007. Approximately 59,380,036 shares of the issuer's common stock were outstanding as of March 26, 2007.

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

                                     PART I

Item 1. Description of Business.

Background

      Through our wholly-owned subsidiary, Air Industries Machining Corporation ("AIM"), we manufacture aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry including, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. Approximately 85% of our revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of our revenues. Parts manufactured by us are installed onboard Sikorky's VH-3D, otherwise known as Marine One, the primary Presidential helicopter, and onboard Air Force One, Boeing's 747-2000B customized for use by the President.

      On November 30, 2005, we then known as Ashlin Development Corporation, consummated a Merger Agreement (the "Merger Agreement") with Gales Industries Incorporated, a privately-held Delaware corporation ("Original Gales") whereby, we issued 10,673,107 shares of our common stock ("Common Stock") (representing 74% of our outstanding shares as of the date of the Merger) and 900 shares of our Series A Convertible Preferred Stock ("Preferred Stock"), initially convertible into 40,909,500 shares of our Common Stock, for all the issued and outstanding common shares and preferred shares of Original Gales. As a result of the transaction, the former stockholders of Original Gales became the controlling stockholders of our Company. The transaction was treated for accounting purposes as a reverse acquisition and the transaction has been accounted for as a recapitalization of Original Gales rather than a business combination. Consequently, the historical financial statements of Original Gales are now the historical financial statements of our Company.

      Immediately prior to the closing of the Merger, Original Gales acquired (the "Acquisition") all of the outstanding capital stock of AIM, pursuant to a Purchase Agreement entered into on July 25, 2005 (the "Purchase Agreement"). Because of the change in ownership, management and control that occurred in connection with the Acquisition of AIM, for financial reporting purposes the Acquisition was accounted for as a purchase. Immediately after the Acquisition, AIM acquired its corporate campus located in Bay Shore, New York, from the former shareholders of AIM.

      Our offices are at 1479 North Clinton Avenue, Bay Shore, New York 11706 and our telephone number is (631) 968-5000.

About AIM

      Founded in 1969, AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry including, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. Approximately 85% of AIM's revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of AIM's revenues. The remaining 15% of revenues represent sales in the airframe manufacturing sector to major aviation manufacturers such as Boeing. AIM is a provider of flight critical, technically complex structures: AIM's parts are installed onboard Sikorky's VH-3D, otherwise known as Marine One, the primary Presidential helicopter and on Air Force One, Boeing's 747-2000B customized for use by the President.

      AIM has evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, and rotorhub components for Blackhawk helicopters, rocket launching systems for the F-22 Raptor Advanced Stealth Fighter, arresting gear for the E2C Hawkeye and US Navy Fighters, vibration absorbing assemblies for a variety of Sikorsky helicopters, landing gear components for the F-35 Joint Strike Fighter, and many other subassembly packages. AIM's achievements in manufacturing quality control have enabled it to receive various international certifications that distinguish it from less qualified manufacturers, as well as several highly technical, customer-based proprietary quality approvals, including supplier of the year awards from notable customers such as United Technologies and Northrop Grumman.

      AIM is the largest supplier of flight safety components for Sikorsky. Sales of parts and services to Sikorsky accounted for approximately 61% of AIM's revenues during 2006, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2012.

      The parts and subassemblies produced by AIM are built to customer specifications and are not protected by patents, trademarks or other rights owned or licensed by AIM. As a result, AIM is not required to procure product liability insurance for such parts and subassemblies because such insurance is provided for by the customer. Historically, AIM has spent little or no money on the development of new proprietary products. We did not have any expenditures for research and development in 2006 and 2005. In the past AIM has spent capital to acquire and retool machinery and equipment to enable it to qualify to bid on contracts to produce parts and subassemblies needed by its customers or, once such a contract was obtained, to improve its manufacturing efficiencies to increase its profits from a contractor or ensure that the contract would be retained as future quantities of the product were required.

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

The Market

      During most of the 1990s, defense spending remained flat or experienced a slight decline. In the late 1990's and the early years of the new millennium, Boeing experienced some market share loss to Airbus which adversely affected the domestic aerospace business. The events of 9/11 caused a further deterioration in the domestic commercial aircraft industry, which had been poised for growth as a result of the anticipated replacement of aging airframes.

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

Backlog

      We have a number of long-term multi-year general purchase agreements with several of our customers. These agreements specify the part number, specifications and price of the covered products for a specified period, but do not authorize immediate shipment. These agreements do not obligate a customer to buy required products from us. Nevertheless, generally, before a customer will award such an agreement, we or any other supplier must demonstrate the ability to produce products meeting the customer's specifications at an acceptable price. It is a time consuming process for a customer to qualify us or any other supplier for a particular part or subassembly, so most customers tend to limit the number of contracts awarded and, so long as performance is acceptable, will only seek to re-bid a contract at lengthy intervals. Customers issue release orders against these contracts periodically to satisfy their needs. In addition to our long term agreements, we regularly enter into agreements with customers calling for a specified quantity of a product at a fixed price on firm delivery dates.

      Our "firm backlog" includes all fully authorized orders received for products to be delivered within the forward 18-month period. The "projected backlog" includes the firm backlog and forecasted demand from the Company's base of leading prime aerospace/defense contractors for product releases against existing general purchase agreements ("GPA's"). Although the forecasted releases against GPA's within the forward 18-month period are included in the "projected backlog", the Company may actually receive additional substantial "follow-on" awards through the balance of a GPA period, some of which currently extend through 2012. The backlog information set forth herein does not include the sales that we expect to generate from long-term agreements associated with long-term production programs but for which we do not have actual purchase orders with firm delivery dates.

      As of March 15, 2007, our 18-month "firm backlog" was approximately $37.3 million and our "projected backlog" as of such date for the same 18-month period which includes both the firm backlog as well as anticipated order releases against long term agreements with our prime aerospace contractors was approximately $60.0 million.

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

Raw Materials and Replacement Parts

      As a product integrator our manufacturing processes require substantial purchase of raw materials, hardware and subcontracted details. As a result, much of our success in meeting customer demand involves effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets. Most suppliers are unwilling to commit to long-term contracts, which can represent a substantial risk as our strategy often involves long term fixed pricing with our customers. We believe that the availability of raw materials to us is adequate to support our operations.

      We have approximately 14 key sole-source suppliers of various parts that are important for one or more of our products. These suppliers are our only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide us parts for any reason, our business could be materially adversely affected.

      Future Expansion and Acquisition Strategy

      Since the 1990's, the aerospace and defense and industries have undergone a radical restructuring and consolidation. The largest prime contractors have merged, resulting in fewer, but larger, entities. A prime example is Boeing, which acquired McDonnell Douglas. Others include Lockheed Martin, the result of Lockheed's acquisition of Martin Marietta, and the aerospace divisions of General Dynamics and Northrop Grumman, which fused together Northrop, Grumman, Westinghouse and Litton Industries into one entity.

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

Sigma Metals, Inc

      On January 2, 2007, the Company entered into a Stock Purchase Agreement (the "Sigma Agreement") with Sigma Metals, Inc., a New York corporation ("Sigma Metals"), and the holders of all of the outstanding shares of Sigma Metals (the "Shareholders"). Pursuant to the Sigma Agreement, subject to the satisfaction of various terms and conditions, the Company will acquire from the Shareholders all of the issued and outstanding capital stock of Sigma Metals.

      The closing of the Sigma Agreement is scheduled to occur in April 2007 or on such other date as the Company and the Shareholders may agree. The purchase price for all of the shares is $7,000,000 plus an amount equal to Sigma Metals' earnings for the period from January 1, 2007, until the closing, subject to certain adjustments as set forth in the Sigma Agreement.

Welding Metallurgy, Inc

      On March 9, 2007, the Company entered into a Stock Purchase Agreement (the "Welding Agreement") to acquire Welding Metallurgy, Inc., a New York corporation ("Welding Metuallurgy"), from the holders (the "Shareholders") of all of the outstanding shares of Welding Metallurgy. Pursuant to the Welding Agreement, subject to the satisfaction of various terms and conditions, the Company will acquire from the Shareholders all of the issued and outstanding capital stock of Welding Metallurgy for aggregate consideration of $6,050,000, subject to adjustment for working capital, payable in a combination of cash, a secured promissory note and shares of the Company's common stock.

      The closing of the acquisitions of each of Sigma Metals and Welding Metallurgy are subject to continued due diligence by the Company and various conditions, including the ability of the Company to obtain the consent of its lender and such additional debt or equity financing as may be necessary to close the transactions. There can be no assurance that the Company will be able to close either or both of these acquisitions on the anticipated closing dates, if at all.

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

Employees

      As of December 31, 2006, AIM employed approximately 170 people all of whom were members of the United Service Workers union with which the Company maintains what it believes are good relationships. AIM is a party to two collective bargaining agreements with the United Services Workers, IUJAT, Local 355 (the "Union"), one is dated September 1, 2004, and covers all of AIM's full time employees (the "2004 Collective Bargaining Agreement") the other is dated January 1, 2005, and covers all of AIM's administrative employees (the "2005 Collective Bargaining Agreement", together with the 2004 Collective Bargaining Agreement, the "Collective Bargaining Agreements"). The terms and provisions of each of the Collective Bargaining Agreements are substantially the same. Each of the Collective Bargaining Agreements terminates on December 31, 2007; however, the 2005 Collective Bargaining Agreement automatically renews from year to year thereafter unless written notice is given by either party not less than sixty
(60) days prior to the termination date of its intention to terminate or modify the 2005 Collective Bargaining Agreement. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Service Worker's Security Fund. Each of the Collective Bargaining Agreements contains a "no strike" clause, whereby, during the terms of each of the Collective Bargaining Agreements, the Union will not strike and AIM will not lockout its employees. Employees of AIM covered by the 2004 Collective Bargaining Agreement have a sixty (60) day probationary period where they can be discharged by AIM for any reason whatsoever; however, employees of AIM covered by the 2005 Collective Bargaining Agreement have a thirty (30) day probationary period. Any discharge that occurs after the expiration of the probationary period may be challenged by the Union through the grievance procedure set forth in the Collective Bargaining Agreements.

      In March 2007, 17 members of the Company's management were removed from the union. For administrative ease, the Company has contracted with a third party to administer their benefits and salaries.

Risk Factors

      The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of the Common Stock could decline significantly.

Risks of the Acquisition

      There can be no assurance that any benefits to AIM's business will be achieved from its acquisition by Original Gales and the merger of Original Gales into a public company,or that the results of operations of AIM prior to the Merger will not be adversely impacted by the transactions. The process of combining the organizations of Original Gales, AIM and our Company could cause fundamental changes in AIM's business, which could have an adverse effect on the results of operations of AIM. The past results of AIM's operations are not necessarily indicative of the future results of our operations. In addition, AIM's results of operations will be affected by the significant increase in expenses relating to financial statements preparation and other requirements applicable to publicly traded companies.

The inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management.

      Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. There can be no assurance that we will be able to identify, attract and retain experienced accounting and financial personnel.

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

      In general, AIM has derived a material portion of its revenues from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sikorsky accounts for approximately 61% of our sales. Any adverse change in our relationship with such customer could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

      Our quarterly and annual operating results are likely to fluctuate significantly due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock could significantly decline. In addition, there can be no assurance that an active trading market will develop or be sustained for our Common Stock. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our Common Stock, as well as our overall operating results.

We may lose sales if our suppliers fail to meet our needs.

      Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from sole sources or from a limited number or sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition.

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

      While some of our products may experience greater demand as a result of increased U.S. Government defense spending, various responses could realign U.S. Government programs and affect the composition, funding or timing of our government programs and those of our customers. U.S. Government spending could shift to defense programs in which we and our customers do not participate. Given the current Middle East and global situation, U.S. defense spending is generally expected to remain high over the next several years. Increased defense spending does not necessarily correlate to increased business, because not all the programs in which we participate or have current capabilities may be earmarked for increased funding.

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

Our indebtedness may affect operations.

      As described below under "Management's Discussion and Analysis or Plan of Operations - Financial Liquidity and Capital Resources", we have significant indebtedness. We are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance, which is subject to many factors, some of which are outside our control. In addition, our Loan Facility is secured by substantially all of our assets. In the case of a continuing default under our Loan Facility, the lender will have the right to foreclose on AIM's assets, which would have a material adverse effect on the Company. Payment of principal and interest on the Loan Facility may limit our ability to pay cash dividends to shareholders and the documents governing the Loan Facility prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders.

      We will, in all likelihood, issue additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete acquisitions. The issuance of additional shares of our Common Stock or any number of shares of our preferred stock may significantly reduce the equity interest of our current stockholders, may subordinate the rights of holders of our Common Stock if preferred stock is issued with rights senior to the Common Stock and may adversely affect prevailing market prices for our Common Stock.

      Similarly, if we issue debt securities, it could result in default and foreclosure on our assets if our operating revenues after an acquisition were insufficient to pay our debt obligations and the acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant. This issuance of debt securities could also impact our ability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

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

Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock

      Future sales of Common Stock pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of the Common Stock. We filed a Registration Statement on form SB-2 covering the resale by selling security holders of more than 60,000,000 shares of Common Stock that was declared effective in August 2006. In addition, we registered on Form S-8 under the Securities Act an additional 10,000,000 shares of Common Stock, which are the shares available for issuance under our 2005 Stock Incentive Plan, of which, as of March 15, 2007, we have granted stock options to purchase 6,375,000 shares of our Common Stock. In addition, shares of our Common Stock held for one year or more will be eligible for public resale pursuant to Rule 144. In general, the shares of Common Stock which we issued in connection with the Merger and the Acquisition became eligible for public resale under Rule 144 as of November 30, 2006. The number of our shares available for sale pursuant to registration statements or Rule 144 is enormous relative to the trading volume of our shares. Any attempt to sell a substantial number if our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our Common Stock.

Effect of Stock Options

      Our 2005 Stock Incentive Plan allows for the issuance of up to 10,000,000 shares of Common Stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the Company. As of March 15, 2007, 6,375,000 options to purchase shares of common stock were outstanding under our 2005 Stock Incentive Plan. The committee administering such plans will have sole authority and discretion to grant options under such plans. We may grant options which become immediately exercisable in the event of a change in control of the Company and in the event of certain mergers and reorganizations of the Company. The existence of such options could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock and may have the effect of delaying or preventing a change in control of the Company. The issuance of additional shares upon the exercise of such options could also decrease the amount of earnings and assets available for distribution to the holders of the Common Stock and could result in the dilution of voting power of the Common Stock.

Prior to November 30, 2005, AIM was not subject to Sarbanes-Oxley regulations and, therefore, may have lacked the financial controls and procedures of public companies.

      Prior to November 30, 2005, AIM did not have the internal or financial control infrastructure necessary to meet the standards of a public company, including the standards required by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Because AIM was not subject to Sarbanes-Oxley, its internal and financial controls reflected its status as a non-public company. AIM did not have the internal infrastructure necessary to complete an attestation about its financial controls that would be required under Section 404 of Sarbanes Oxley. We are now required to comply with portions of Sarbanes-Oxley and currently estimate that the costs of complying with Sarbanes-Oxley and other requirements associated with being a public company were approximately $750,000 during calendar year 2006, and such cost will likely increase as we adopt procedures necessary to comply with Section 404 of Sarbanes Oxley.

Item 2. Description of Property.

      The Company's headquarters are situated on a 5.4-acre corporate campus in Bay Shore, New York. On such campus, the Company occupies three buildings consisting of 76,000 square feet.

      On October 24, 2006, the Company sold the buildings and real property located at its corporate campus ("the "Property") for a purchase price of $6,200,000.

      Simultaneous with the sale of the Property, the Company entered into a 20-year triple-net lease (the "Lease") for the Property. Base annual rent is approximately $540,000 for the first five years of the Lease, increases to $621,000 for the sixth year of the term, and thereafter increases 3% per year. The Lease grants AIM an option to renew the Lease for an additional period of five years. The Company deposited $127,500 as security for the performance of its obligations under the Lease, which it subsequently replaced with a $127,500 letter of credit. In addition, the Company deposited with the landlord an additional $393,000 as security for the completion of certain repairs and upgrades to the Property. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The Lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the landlord customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent.

Item 3. Legal Proceedings.

      A legal action seeking $5,000,000 in damages was brought against AIM in 2001 by an independent contractor for personal injury allegedly caused by a fall in AIM's premises. The carrier assumed the defense of this action and it was settled during 2006 by the carrier at no cost to the Company.

      The Company was involved in litigation with J.C. Herbert Bryant, III, a former officer, director and shareholder of the Company, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, the Company entered into a distribution agreement with KMS permitting it to purchase certain products from the Company and to exclusively distribute those products in Florida from Orlando south. In October 2003, the Company terminated the distribution agreement with KMS. On December 1, 2003, the Company filed suit against KMS in the Palm Beach County Circuit Court for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail and rejected a request for attorney's fees by KMS of approximately $60,000. KMS subsequently filed a notice of appeal. Subsequent to the Company's emergence from Bankruptcy, KMS requested that the Bankruptcy Court reopen our bankruptcy case and award it the attorney's fees previously rejected by the Florida State Court. The Bankruptcy Court granted the motion in so far as it allowed KMS to prosecute in the Fourth District Court of Appeal in Florida its appeal of the State Court decision. Subsequently, KMS filed its appeal and brief with the Fourth District seeking attorney's fees. The Company intends to contest this claim vigorously, local counsel has responded on behalf of the Company and we await the decision of the Appellate Division. We note that even if a decision adverse to the Company was rendered by the Appellate Division, the Bankruptcy Court could elect to determine that the distribution of assets provided for was appropriate and KMS would be unable to collect upon its judgment.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

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

      2006 Quarter Ended                High                  Low
      ------------------                ----                  ---

       December 31, 2006               $0.30                $0.24
      September 30, 2006                1.01                 0.27
         June 30, 2006                  1.65                 0.76
        March 31, 2006                  2.25                 0.33

      2005 Quarter Ended                High                  Low
      ------------------                ----                  ---

       December 31, 2005               $0.85                $0.11
      September 30, 2005                0.15                 0.07
         June 30, 2005                  0.10                 0.06
        March 31, 2005                  0.18                 0.05

      As of March 26, 2007, there were two hundred thirteen (213) holders of record of our Common Stock.

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

      As of March, 26, 2007, approximately 11,284,894 shares of our Common Stock were subject to issuance upon exercise or conversion of outstanding options or warrants to purchase, or securities convertible into, share of our Common Stock.

      The following table provides information as of December 31, 2006 about our equity compensation plans and arrangements as of December 31, 2006.

            Equity Compensation Plan Information - December 31, 2006

                                                                                                       (c)
                                                                                               Number of securities
                                                                                             remaining available for
                                               (a)                         (b)                future issuance under
                                     Number of securities to        Weighted-average           equity compensation
                                     be issued upon exercise        exercise price of            plans (excluding
                                     of outstanding options,      outstanding options,       securities reflected in
        Plan Category                  warrants and rights         warrants and rights             column (a))
-------------------------------     --------------------------    ----------------------     -------------------------
  Equity compensation plans
 approved by security holders                        -                     $ -                          -
-------------------------------     --------------------------    ----------------------     -------------------------
Equity compensation plans not
 approved by security holders
             (1)                            9,030,436                     $.23                      5,150,000
-------------------------------     --------------------------    ----------------------     -------------------------
          Total (1)                         9,030,346                     $.23                      5,150,000
===============================     ==========================    ======================     =========================

      (1) Shareholder approval of our 2005 Stock Incentive Plan was completed as of February 15, 2006. In connection with the Merger, our Board adopted our 2005 Stock Incentive Plan, and issued stock options to purchase 4,850,000 shares to our new executive officers. The vesting and exercise prices of the 4,850,000 options which we granted to executive officers in 2005 are described below in the footnotes under "Executive Compensation - Aggregated Option Exercises in last Fiscal Year and Fiscal Year-End Option Values". As of December 31, 2006, 5,150,000 shares remained available for grant under our 2005 Stock Incentive Plan. Of the 9,030,346 shares included above, (i) 4,138,678 shares underlie warrants issued to GunnAllen Financial, Inc. exercisable at $0.22 per share and
(ii) 41,668 shares underlie warrants issued to an investor relations company exercisable at a weighted average price of $0.70 per share.

Recent Sales of Unregistered Securities

      All sales of unregistered equity securities of the Company that occurred during 2006 were previously reported in its Reports on Form 10-QSB or Form 8-K, as applicable.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Introduction

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

      Sales of parts and services to one customer accounted for 61% of AIM's revenue in 2006, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2012.

      Prior to the acquisition of AIM, Original Gales had no operating assets. Because of the change in ownership, management and control that occurred, for financial reporting purposes, the Acquisition of AIM was accounted for as a purchase by Original Gales. Accordingly, the purchase price was allocated among AIM's assets and liabilities based upon their fair values as of the completion of the Acquisition. Because the purchase price, net of the liabilities assumed, exceeded the fair value of the assets acquired, Original Gales recorded goodwill of $1,265,963. Because the acquisition of AIM's corporate campus was completed subsequent to the Acquisition of AIM, the shareholders of the entities which owned the real estate were not affiliates of AIM as of the time the real estate acquisition was completed. Therefore, the acquisition of the real estate was treated as a purchase by AIM and the purchase price and related acquisition costs, which approximated the fair market value of the property, were reflected on Original Gales' financial statements (which now form the basis of our financial statements) as the basis of the real estate.

      As a result of the Merger, the historical financial statements of Original Gales became the historical financial statements of the Company. Further, because AIM is a predecessor of Original Gales and hence the Company for financial reporting purposes, AIM's financial statements for periods prior to December 1, 2005 have been included herein.

      In the table presented below, the financial statements for the year ended December 31, 2005 are those of Original Gales, inclusive of the activity of AIM from November 30, 2005. The Management's Discussion and Analysis below includes the combined results of operations of Original Gales and AIM (unaudited) for the 2005 year as if these entities were combined for that period. To provide a basis for comparison, there is also included below historical financial information of AIM for the year ended December 31, 2004. AIM is currently our only operating business. AIM historically operated as a private company. There can be no assurance that our future operating results will be comparable to those achieved by AIM in the past and the financial statements of AIM set forth in this prospectus are not indicative of our future results of operations. It should also be noted that prior to the Acquisition, AIM operated as a Subchapter S company and incurred no income taxes. For purposes of the following discussion, we have assumed that AIM incurred income taxes during years 2004 and 2005 at an effective rate of 40.02%.

      The, following discussion and analysis should be read in conjunction with the financial statements and notes, included with this report.

Results of Operations

      The following table sets forth, for the periods indicated, certain components of our statements of operations:

----------------------------------------------------------------------------------------------------------
                                Year Ended                Year Ended                  Year Ended
                                December 31, 2006         December 31, 2005(1)        December 31, 2004(2)
----------------------------------------------------------------------------------------------------------
Net Sales                             $33,044,996                  $30,735,103                 $24,818,333
----------------------------------------------------------------------------------------------------------
Cost of Sales                          28,002,942                   26,426,553                  21,400,878
----------------------------------------------------------------------------------------------------------
Gross Profit                            5,042,054                    4,308,550                   3,417,455
----------------------------------------------------------------------------------------------------------
Selling Expenses                          601,011                      357,854                     321,727

G&A Expense                             3,789,587                    2,440,194                   1,356,809

Interest Expense                        1,040,108                      759,552                     505,425

Minority Interest                                                       74,904                     131,552

Other Expenses                            246,659

Other Income                              788,711                                                    2,573

Income before Provision
for taxes                                 153,400                      676,046                   1,104,515

Provision for Taxes(3)                    489,969                      271,770                     444,015
----------------------------------------------------------------------------------------------------------
Net Income (3)                          (336,569)                      404,276                     660,550
----------------------------------------------------------------------------------------------------------

1) The information for December 31, 2005, combines the operating results of Original Gales and AIM, operating as a Subchapter S corporation for the period January 1, 2005 through November 30, 2005.
2) The information for December 31, 2004 are from the audited operating statements of AIM.
3) Prior to November 30, 2005, AIM elected to be treated under Subchapter "S" of the Internal Revenue Code and incurred no income taxes For purposes of presentation, taxes were calculated using an effective 40.02% tax rate in accordance with FAS 109.

      Year ended December 31, 2006 compared to year ended December 31, 2005 (pro forma)

      Net Sales. Net sales were $33,044,996 in the year ended December 31, 2006 ("Fiscal 2006") an increase of $2,309,893 (7.5%) from net sales of $30,735,103 in Fiscal 2005. The increase in net sales was attributable to continued significant growth in sales in the military aerospace sector resulting from increased military activity, together with price increases that took effect in late 2005 and continued through 2006 under a number of our long term agreements with a significant customer.

      The Company's net sales for Fiscal 2006 were substantially greater than the Company's net sales for Fiscal 2005. Nevertheless, net sales during the second half of 2006 were less than the amount recorded during the first half of 2006, but modestly higher than net sales in the second half of Fiscal 2005. This decrease in net sales during the second half of 2006 resulted primarily from the need to prepare for production of subassemblies for the Joint Strike Fighter ("JSF") landing gear, and the E2D arresting gear. The Company delivered the first article for the JSF landing gear during December 2006, and the first article of the E2D arresting gear in the first quarter of 2007.

      Sales during the second half of 2006 were also negatively impacted by a decision by our largest customer to delay deliveries of units previously projected to be delivered during this time period. These delivery delays have continued through the first quarter of 2007 and are reflected in higher inventory levels and lower revenue than anticipated. These delivery delays are the result of a strike at the aforementioned customer's facility earlier in 2006 and its continued inability to achieve complete production recovery.

      Gross Profit. Gross profit was $5,042,054 in Fiscal 2006 (15.3% of net sales), compared to gross profit of $4,308,550 in Fiscal 2005 (14.0% of net sales). The increase in gross profit reflects the increase in revenues and as well as the increase in gross profit as a percentage of sales. The increase in gross profits as a percentage of sales represents a continuation of the shift in the Company's production to higher margin military products.

      Selling Expenses. Selling expenses were $601,011 in Fiscal 2006, an increase of $243,157(67.9%) from selling expenses of $357,854 in Fiscal 2005. The increase in selling expenses reflects an increase in shipping supplies, transportation expenses and depreciation of transportation equipment partially offset by decreases in field engineering expenses and out bound freight expenses.

      General and Administrative Expenses. General and administrative expenses were $3,789,587 in Fiscal 2006, an increase of $1,349,393 (55.3%) from general and administrative expenses of $2,440,194 in Fiscal 2005. The increase was primarily due to an increase in officers' salaries, an increase in office personnel to support the increased sales, an increase in professional fees attributable to legal, accounting and audit fees and preparations for compliance with Sarbanes-Oxley, as well as consulting costs incurred in connection with modifications to AIM's information technology network. In addition, Fiscal 2006 reflects non-cash compensation charges resulting from the grant of options to management pursuant to the Company's Stock Option Plan. In addition, the Company incurred a bad debt expense of $177,444 based upon management's assessment of the collectibility of certain outstanding receivables.

      Interest and Amortization Expense. Interest and amortization expense was $1,040,108 in Fiscal 2006 an increase of $280,556. (36.9%) from interest expense of $759,552 in Fiscal 2005. The increase in interest expense resulted from an increase in borrowing rates as well as additional interest expense as a result of the financing of the Acquisition of AIM and the purchase of AIM's real estate.

      Minority Interest. Minority interest represents the income attributable to AIM's real estate realized by the affiliates of AIM that owned the real estate prior to its acquisition by AIM in 2005. Because the real estate was owned by AIM at the beginning of 2006 there was no minority interest income in 2006, as compared to minority interest income of $74,904 in Fiscal 2005.

      Income before provision for income taxes was $153,400 in Fiscal 2006 a decrease of $522,646 (77.3%) from income before income taxes of $676,046 in Fiscal 2005. The income before taxes in 2005 combines the income earned by AIM during the eleven month period ended November 30, 2005 of $1,425,750, with a $749,704 loss incurred during December 2005. The decrease in income during Fiscal 2006, resulted primarily from the impact on AIM's business of the Acquisition, together with expenses incurred by the Company to comply with its reporting obligations as a public entity and orders deferred during the second half of 2006 due to a strike at the aforementioned customer's facility earlier in 2006. Income during 2006 was positively impacted by a gain of $300,037 on the sale of the Company's corporate campus and a gain of $53,047 on the sale of a life insurance policy. Absent these non-recurring items the Company would have incurred a pre-tax net loss of $199,684.

      Provision for Income Taxes. The increase in the Provision for Income Taxes to $489,969 for Fiscal 2006 as compared to $271,770 for Fiscal 2005, primarily reflects the taxes payable as a result of the sale of the Company's corporate campus partially offset by the reduction in taxes payable as a result of the decrease in the Company's operating income.

      Year ended December 31, 2005 (pro forma) compared to year ended December 31, 2004 (pro forma)

      Net Sales. Net sales were $30,735,103 in the year ended December 31, 2005 ("Fiscal 2005") an increase of $5,916,700 (23.8%) from net sales of $24,818,333 in Fiscal 2004. The increase in net sales was attributable to continued significant growth in sales in the military aerospace sector resulting from increased military activity, together with price increases that took effect in late 2005 under a number of our long term agreements with a significant customer.

      Gross Profit. Gross profit was $4,308,550 in Fiscal 2005 (14.0% of net sales), compared to gross profit of $3,417,455 in Fiscal 2004 (13.8% of net sales). The increase in gross profit reflects the increase in revenues. The increase in gross profits as a percentage of sales represents a continuation of the shift in production to higher margin military products.

      Selling Expenses. Selling expenses were $357,854 in Fiscal 2005, an increase of $36,127 (11.2%) from selling expenses of $321,727 in Fiscal 2004. The increase in selling expenses reflects an increase in shipping supplies, transportation expenses and depreciation of transportation equipment partially offset by decreases in field engineering expenses and out bound freight expenses.

      General and Administrative Expenses. General and administrative expenses were $2,440,194 in Fiscal 2005, an increase of $1,083,385 (79.8%) from general and administrative expenses of $1,356,809 in Fiscal 2004. The increase was primarily due to an increase in officers' salaries, an increase in office personnel to support the increased sales, an increase in professional fees attributable to legal, accounting and audit fees as well as consulting costs incurred in connection with modifications to AIM's information technology network. In addition, in Fiscal 2005 reflects non-cash compensation charges resulting from the grant of options to management pursuant to the Company's Stock Option Plan. In addition, the Company incurred a bad debt expense of $45,000 in Fiscal 2005 based upon management's assessment of the collectibility of certain outstanding receivables.

      Interest Expense. Interest expense was $759,552 in Fiscal 2005 an increase of $254,127 (50.3%) from interest expense of $505,425 in Fiscal 2004. The increase in interest expense resulted from an increase in borrowing rates as well as additional interest expense as a result of the financing of the Acquisition of AIM and purchase of the real estate.

      Minority Interest. Minority interest represents the income attributable to AIM's real estate realized by the affiliates of AIM that owned the real estate prior to its acquisition by AIM in 2005. Minority interest income was $74,904 in Fiscal 2005 a decrease of $56,648 from $131,552 in Fiscal 2004. The decrease reflects the elimination of the interest of AIM's affiliates as a result of the acquisition of the real estate by AIM on November 30, 2005.

      Income before provision for income taxes was $676,046 in Fiscal 2005 a decrease of $428,469 (38.8%) from income before taxes of $1,104,515 in Fiscal 2004. The income before taxes in 2005 combines the income earned by AIM during the eleven month period ended November 30, 2005 of $1,854,219, with a $749,704 loss incurred during December 2005. The loss resulted primarily from the impact on AIM's business of the Acquisition, together with expenses relating to the Company as a new public entity.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

      Prior to its Acquisition by us on November 30, 2005, AIM financed its operations and investments principally through revenues from operations. As a private company, AIM did not have many of the expenses which we have as a public company. In connection with the Acquisition of AIM and AIM's acquisitions of its headquarters in November 2005, we undertook various significant commitments, including a secured loan facility with PNC Bank (the "Loan Facility") which included a $9 million revolving credit facility, a $3,500,000 term loan and a $1,500,000 equipment line; promissory notes in the principal amount of $1,627,262 due the former shareholders of AIM and the obligation to pay dividends (in-kind prior to an event of default) to the holders of the Convertible Preferred Stock issued to finance the Acquisition of AIM.

      In October, 2006, the Company sold and leased back its corporate campus for gross proceeds of $6,200,000. The Company used a substantial portion of the net proceeds of this transaction to reduce its obligations under the Loan Facility. The balance of the term loan was reduced by $2,800,000 and the remaining balance of $383,330 became an Amended and Restated Term Note providing for principal payments of $10,648 per month. On January 10, 2007, the Company and PNC further amended the terms of the Loan Facility to revise the formula to determine the amounts of revolving advances permitted to be borrowed under the Loan Facility. The amount that the Company is permitted to borrow as a revolving advance under the Loan Facility is based on a percentage of the Company's eligible receivables, which now includes government receivables that have not been assigned by the Company.

      In addition to the reduction in the amount outstanding under the Loan Facility, as a result of the declaration of the effectiveness of the Company's Registration Statement in August 2006, the outstanding shares of Preferred Stock were automatically converted into common stock, eliminating the dividend payable to the holders of the Preferred Stock other than the amounts accrued during the period of default.

      As a result of the foregoing actions, as of December 31, 2006, the Company's long term debt consisted of $5,800,697 outstanding under its Loan Facility, $1,482,962 due on the notes to the former shareholders of AIM (which amount was reduced in January 2007 by an aggregate of $665,262 when Peter Rettaliata and Dario Peragallo converted their notes into shares of common stock of the Company) and capital lease obligations of $959,817. In addition, reflecting the sale leaseback of its corporate campus, the Company now pays approximately $45,000 per month as rent, plus $15,662 to fund real estate tax escrow accounts and other reserves held by the landlord.

      The Loan Facility is secured by a lien on substantially all of the assets of the Company. Amounts outstanding under the revolving credit portion of the Loan Facility accrue interest at a fluctuating rate that is paid monthly. The term loan portion of the Loan Facility is payable in 34 equal monthly payments of $10,648 plus interest with the balance due at the time of the final payment. We believe that all of the applicable interest rates under the Loan Facility are consistent with prevailing interest rates in the lending industry.

      Prior to the Acquisition, AIM was a Subchapter S corporation and periodically made distributions to its shareholders. AIM distributed to its shareholders $1,175,279 during the eleven months ended November 30, 2005 and $561,557 during the year ended December 31, 2004. Such distributions were in amounts sufficient to allow the shareholders of AIM to pay the taxes owed on their proportionate share of AIM's income from the fiscal year immediately preceding such distributions and, in the case of certain distributions, to allow two of AIM's shareholders to pay the purchase price owed to a former shareholder of AIM who sold all of his shares of AIM to such two shareholders. The Company does not anticipate paying dividends to its shareholders for the foreseeable future.

      At December 31, 2006, as a result of our loan agreements with PNC bank, which requirs that all cash balances be swept into our loan accounts, we had no cash and cash equivalents. Our working capital as of December 31, 2006, was $4,911,354 as compared to $4,113,235 as of December 31, 2005.

      We used approximately $729,526 in our operations during Fiscal 2006 as compared to $1,162,972 used in operating activities during Fiscal 2005. The use of cash reflects the net loss incurred by the Company of $336,569, increased by an increase in accounts receivable of $1,062,789 and an increase in inventory of $2,653,851, partially offset by an increase in accounts payable of $2,353,797, an increase of $653,426 in income taxes payable and depreciation of $597,009. The increase in inventories reflects a decision by one of our largest customers to delay deliveries of units previously projected to be delivered during the second half of 2006. These delivery delays are the result of a strike at the aforementioned customer's facility earlier in 2006.

      The Company generated approximately $5,417,704 in Fiscal 2006 through the sale of its real estate campus, which amount was partially offset by purchases of equipment in the amount of $812,372 and $448,530 deposited to secure obligations under the lease for the Company's corporate campus. The funds generated from the sale of the Company's corporate campus primarily were used to reduce amounts payable under the Company's Loan Facility by approximately $4,170,099.

      We expect that cash flows from operations and amounts available under our Loan Facility will be sufficient to pay our obligations for the next twelve months as they arise. However, we may require additional financing to expand our business internally and will require additional financing to complete our contemplated acquisitions. We intend to finance the acquisitions currently contemplated through a combination of debt and equity. The incurrence of additional debt will require the consent of PNC and will increase the leverage of our business. The issuance of equity securities, whether in the form of common or preferred shares, could dilute the interests of our current shareholders. There can be no assurance that the necessary debt or equity financing will be available to us on acceptable terms, if at all. If such financing is not available, we may not be able to expand our business internally or make acquisitions.

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

      Stock-Based Compensation

      In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No.123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The Company recorded an expense of $167,126 and $121,297 for the years ended December 31, 2006 and 2005, respectively, in accordance with the measurement requirements under SFAS No. 123(R)

      Goodwill

      Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets and accordingly does not amortize goodwill but tests it for impairment. Impairment testing for goodwill will be performed annually, or more frequently when indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, or in interim periods if events or circumstances indicate a potential impairment. The reporting units utilized for this test were those that are one level below the business segments identified at the beginning of Business Segment Operations. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's Goodwill (as defined in SFAS 142) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

      The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. However, these differences have not been material and we believe that this methodology provides a reasonable means to determine fair values. Cash flows were discounted using a discount rate based on expected equity return rates, which ranged from 5.25% to 9.25% for 2006. Our evaluations for the year ended December 31, 2006 indicated there was no impairment of our Goodwill.

Quantitative and Qualitative Disclosure about Market Risk

      Our primary exposure to market risk consists of changes in interest rates on borrowings under the Loan Facility. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. Except with respect to the interest rates under the Loan Facility, we do not have debts or hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices.

Item 7. Financial Statements.

      The financial information required by this item is set forth beginning on page F-1.

                          GALES INDUSTRIES INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 and 2005

                          GALES INDUSTRIES INCORPORATED

                                Table of Contents

Consolidated Financial Information                                      Page No.

Report of Independent Registered Public Accounting Firm............          F-3

Balance Sheet......................................................          F-4

Statement of Operations............................................          F-5

Statement of Stockholders' Equity..................................          F-6

Statement of Cash Flows............................................    F-7 - F-8

Notes to Consolidated Financial  Statements........................   F-9 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gales Industries Incorporated

We have audited the accompanying consolidated balance sheet of Gales Industries Incorporated and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gales Industries Incorporated and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2007

                          GALES INDUSTRIES INCORPORATED
                    Consolidated Balance Sheet At December 31,

                                                                                            2006             2005
ASSETS
Current Assets
  Cash and Cash Equivalents                                                                      --     $  1,058,416
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $176,458 and $45,000                                                            $  3,508,957        2,623,612
  Inventory                                                                              15,257,641       12,603,810
  Prepaid Expenses and Other Current Assets                                                 232,749          210,124
  Deposits                                                                                  180,456           65,595
                                                                                       ------------     ------------
Total Current Assets                                                                     19,179,803       16,561,557

  Property, Plant, and Equipment, net                                                     3,565,316        7,716,469
  Cash Surrender Value - Officer's Life Insurance                                                --           66,216
  Deferred Financing Costs                                                                  369,048          486,207
  Other Assets                                                                               63,522           41,306
  Goodwill                                                                                1,265,963        1,265,963
  Deposits                                                                                  448,530               --
                                                                                       ------------     ------------
TOTAL ASSETS                                                                           $ 24,892,182     $ 26,137,718
                                                                                       ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts Payable and Accrued Expenses                                                $  7,648,426     $  5,294,629
  Advance Payment - Customers                                                                    --          188,199
  Notes Payable - Revolver                                                                5,027,463        6,322,665
  Notes Payable - Current Portion                                                           127,776               --
  Notes Payable - Sellers - Current Portion                                                 192,400          192,400
  Capital Lease Obligations - Current Portion                                               407,228          359,197
  Due to Sellers                                                                             53,694           91,232
  Dividends Payable                                                                         120,003               --
  Deferred Gain on Sale - Current Portion                                                    38,033               --
  Income Taxes Payable                                                                      653,426               --
                                                                                       ------------     ------------
Total current liabilities                                                                14,268,449       12,448,322

Long term liabilities
  Notes Payable - Net of Current Portion                                                    645,458        3,648,131
  Notes Payable - Sellers - Net of Current Portion                                        1,290,562        1,434,862
  Capital Lease Obligations - Net of Current Portion                                        552,589          820,375
  Deferred Tax Liability                                                                    512,937          676,394
  Deferred Gain on Sale - Net of Current Portion                                            713,118               --
  Deferred Rent                                                                              39,371               --
                                                                                       ------------     ------------
Total liabilities                                                                      $ 18,022,484     $ 19,028,084
                                                                                       ------------     ------------
Commitments and contingencies
Stockholders' Equity

  Series A Convertible Preferred - $.001 Par value, 8,003,716
    Shares Authorized, 0 Shares and 900 Shares Issued and Outstanding
    as of December 31, 2006 and 2005, respectively
    Liquidation Value, $ 18,060,000                                                              --     $          1
  Common Stock - $.001 Par, 120,055,746 Shares Authorized,
    57,269,301 and 14,723,421 Shares Issued and Outstanding as of December 31, 2006
    and 2005, respectively                                                             $     57,269           14,723
  Additional Paid-In Capital                                                              7,898,702        7,844,614
  Accumulated Deficit                                                                    (1,086,273)        (749,704)
                                                                                       ------------     ------------
Total Stockholders' Equity                                                                6,869,698        7,109,634
                                                                                       ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 24,892,182     $ 26,137,718
                                                                                       ============     ============

See notes to financial statements

                          GALES INDUSTRIES INCORPORATED
      Consolidated Statement of Operations for the Year Ended December 31,

                                                                 2006             2005
Net sales                                                  $ 33,044,996     $  2,777,409

Cost of Sales                                                28,002,942        2,539,433
                                                           ------------     ------------

Gross profit                                                  5,042,054          237,976

Operating costs and expenses
  Selling and marketing                                         601,011           34,987
  General and administrative                                  3,789,587          774,401
                                                           ------------     ------------
Income (Loss) from operations                                   651,456         (571,412)
Other (income) and expenses:
Interest and financing costs                                  1,040,108          178,292
Gain on Sale of Life Insurance Policy                           (53,047)              --
Gain on Sale of Real Estate                                    (300,037)              --
Other Income                                                   (435,627)              --
Other Expenses                                                  246,659               --
                                                           ------------     ------------
Net Income (Loss) before provision for income taxes             153,400         (749,704)

Provision for income taxes                                      489,969               --
                                                           ------------     ------------
Net Loss                                                       (336,569)        (749,704)
                                                           ------------     ------------
Dividend attributable to preferred stockholders                 420,003           60,000
                                                           ------------     ------------
Net Loss attributable to common stockholders               $   (756,572)    $   (809,704)
                                                           ============     ============

Loss per share (basic and diluted)                         $      (0.02)    $      (0.06)
                                                           ============     ============

Weighted average shares outstanding (basic and diluted)      32,208,029       12,722,060
                                                           ============     ============

See notes to financial statements

                          GALES INDUSTRIES INCORPORATED
          Consolidated Statement of Stockholders' Equity For The Years
                        Ended December 31, 2006 and 2005

                                             Series A
                                         Preferred Stock            Common Stock        Additional                        Total
                                      ----------------------   ---------------------     Paid-in      Accumulated     Stockholders'
                                       Shares       Amount       Shares      Amount      Capital        (Deficit)        Equity
                                      --------   -----------   ----------   --------   -----------    ------------    -------------
Balance, January 1, 2005                                       12,529,737   $ 12,530   $  (136,864)                   $  (124,334)

Issuance of common  stock to
merger and acquisition
intermediary on recapitalization                                1,477,290      1,477        (1,477)                            --

Contribution of common stock from
shareholder in connection with
bank financing                                                                              71,500                         71,500

Value of warrants issued in
connection with bridge financing                                                            43,861                         43,861

Beneficial conversion feature on
shares issued in connection with
bridge financing                                                                            24,897                         24,897

Non-cash stock option compensation                                                         121,297                        121,297

Issuance of shares in connection
with convertible note                                             226,334        226        24,671                         24,897

Issuance of common stock to Sellers                               490,060        490       489,570                        490,060

Private placement issued at
$10,000 per share                          900   $         1                             8,999,999                      9,000,000

Expenses of private placement                                                           (1,792,840)                    (1,792,840)

Net loss                                                                                                  (749,704)      (749,704)
                                      --------   -----------   ----------   --------   -----------    ------------    -----------
Balance, Dec. 31, 2005                     900   $         1   14,723,421   $ 14,723   $ 7,844,614    $   (749,704)   $ 7,109,634

Non-cash stock option compensation                                                         167,126                        167,126

Preferred stock dividend                                                                  (480,003)                      (480,003)

Non-cash warrant compensation                                                               49,510                         49,510

Conversion of preferred shares to
common shares in connection
with filing of registration               (900)           (1)  40,909,500     40,910       (40,909)             --
statement

Conversion of preferred dividend
to common shares in connection
with filing of registration
statement                                                       1,636,380      1,636       358,364                        360,000

Net Loss                                                                                                  (336,569)      (336,569)
                                      --------   -----------   ----------   --------   -----------    ------------    -----------
Balance, December 31, 2006                  --            --   57,269,301   $ 57,269   $ 7,898,702    $ (1,086,273)   $ 6,869,698
                                      ========   ===========   ==========   ========   ===========    ============    ===========

See notes to financial statements

                          GALES INDUSTRIES INCORPORATED
      Consolidated Statement of Cash Flows For the Year Ended December 31,

                                                                               2006             2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                  $   (336,569)    $   (749,704)
  Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
    Depreciation and Amortization                                              597,009           45,406
    Write-off of building improvements                                              --          256,632
    Non-Cash Interest Expense                                                       --           93,655
    Bad debt expense                                                           177,444           45,000
    Non-Cash Compensation Expense                                              167,126          121,297
    Warrants issued for services                                                49,510               --
    Amortization of deferred financing costs                                   117,159           33,253
    Gain on Sale of officer's life insurance                                   (53,047)              --
    Deferred Tax Liability                                                    (163,457)              --
    Gain on sale of real estate                                               (300,037)              --
Changes in Assets and Liabilities, net of effects of Acquisition and recapitalization:
(Increase) Decrease in Operating Assets -
  Accounts Receivable                                                       (1,062,789)         534,378
  Inventory                                                                 (2,653,831)        (434,362)
  Prepaid Expenses and Other Current Assets                                    (22,625)         (31,058)
  Deposits                                                                    (114,861)         168,499
  Cash Surrender Value - Officer's Life Insurance                               33,263           (3,455)
  Other Assets                                                                 (22,216)         (41,306)
Increase (Decrease) In Operating Liabilities -
  Accounts Payable and Accrued Expenses                                      2,353,797       (1,389,406)
  Income Taxes Payable                                                         653,426               --
  Deferred Rent                                                                 39,371               --
  Advance Payment-Customers                                                   (188,199)         188,199
                                                                          ------------     ------------
NET CASH USED IN OPERATING
  ACTIVITIES                                                              $   (729,526)    $ (1,162,972)
                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Paid for Deposit on Leasehold Improvements                             (448,530)              --
  Cash paid in acquisition, including transaction costs of $1,053,862,
    net of cash received of $47,538                                                 --       (4,120,620)
  Cash received on sale of real estate                                       5,417,704
  Cash received on recapitalization                                                 --            1,684
  Purchase of property and equipment                                          (812,372)      (4,322,975)
                                                                          ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       $  4,156,802     $ (8,441,911)
                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of Principal - Capital Lease Obligations                            (219,755)         (29,277)
  Repayment of notes payable to Officers and Sellers                          (181,838)        (884,815)
  Proceeds from notes payable                                                       --        4,790,796
  Repayment of Mortgage Note Payable                                        (4,170,099)              --
  Proceeds from Private Placement                                                   --        9,000,000
  Payment of issuance costs on private placement                                    --       (1,792,840)
  Payment of Deferred Financing Costs                                               --         (420,565)
  Proceeds from sale of officer's life insurance                                86,000               --
                                                                          ------------     ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                    $ (4,485,692)    $ 10,663,299
                                                                          ------------     ------------
  Net increase (decrease) in cash and cash equivalents                      (1,058,416)       1,058,416
  Cash and cash equivalents at beginning of year                          $  1,058,416               --
  Cash and cash equivalents at end of year                                          --     $  1,058,416
                                                                          ============     ============

                          GALES INDUSTRIES INCORPORATED
      Consolidated Statement of Cash Flows For the Year Ended December 31,

                                                                                    2006            2005
                                                                                ------------    ------------
Supplemental cash flow information
  Cash paid during the year for interest                                        $    828,807    $     64,078
                                                                                ============    ============
Supplemental cash flow information
  Cash paid during the year for Income taxes                                    $     12,758              --
                                                                                ============    ============

Supplemental schedule of non cash investing and financing activities

  Non-cash Dividends on Preferred Stock                                         $    480,003              --
                                                                                ============    ============
  Conversion of Preferred Stock to Common Stock                                 $     40,909              --
                                                                                ============    ============
  Conversion of Preferred Dividends to Common Stock                             $    360,000              --
                                                                                ============    ============
  Shares issued in connection with deferred financing costs                               --    $     71,500
                                                                                ============    ============
  Beneficial conversion feature charged as interest on bridge financing                   --    $     24,897
                                                                                ============    ============
  Common stock issued on conversion of bridge note                                        --    $     24,897
                                                                                ============    ============
  Issuance of warrants in bridge financing                                                --    $     43,861
                                                                                ============    ============
  Common stock issued to Sellers in acquisition                                           --    $    490,060
                                                                                ============    ============
  Net liabilities assumed on recapitalization restated to 2004                            --    $    124,334
                                                                                ============    ============
  Notes payable issued for acquisition                                                    --    $  1,627,262
                                                                                ============    ============
  The Company purchased all of the outstanding stock of AIM for an aggregate purchase price of $6,285,480,including transaction costs, and in conjunction with this acquisition, liabilities assumed were as follows:
     Fair value of assets acquired                                                        --    $ 20,884,787
     Consideration given for acquisition                                                  --       6,285,480
                                                                                ------------    ------------
     Liabilities assumed                                                                  --    $ 14,599,307
                                                                                ============    ============

See notes to financial statements

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 1. FORMATION AND BASIS OF PRESENTATION

Merger and Acquisition

Ashlin Development Corp. (the "Company" or "Ashlin"), a Florida corporation and its subsidiary Gales Industries Merger Sub, Inc. ("Merger Sub"), entered into a Merger Agreement (the "Merger Agreement") on November 14, 2005 with Gales Industries Incorporated, a privately-held Delaware corporation ("Original Gales"). On November 30, 2005 (the "Closing Date") Original Gales merged (the "Merger") into Merger Sub. Pursuant to the Merger Agreement, the Company issued 10,673,107 shares of Common Stock (representing 73.6% of Ashlin's outstanding shares) and 900 shares of Series A Convertible Preferred Stock which was initially convertible into 40,909,500 shares of Common Stock of the Company for all the issued and outstanding shares of Original Gales the "Successor". As a result of the transaction, the former stockholders of Original Gales became the controlling stockholders of Ashlin. Additionally, since Ashlin had no substantial assets prior to the merger, the transaction was treated for accounting purposes as a reverse acquisition of a public shell. Accordingly, for financial statement presentation purposes, Original Gales is the surviving entity.

On February 15, 2006, Ashlin changed its name to Gales Industries Incorporated and its state of domicile from Florida to Delaware.

Prior to the closing of the Merger, Original Gales, which did not have any business operations other than in connection with the transactions contemplated by the Merger Agreement, acquired (the "Acquisition") all of the outstanding capital stock of Air Industries Machining, Corporation ("AIM"). Because of the change in ownership, management and control that occurred in connection with the Acquisition, in accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the transaction was accounted for as a purchase. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141. Simultaneously with the Acquisition, AIM entered into a bank facility (the "Loan Facility") and used proceeds from the Loan Facility to acquire real estate (the "Real Estate Acquisition").

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

Original Gales was formed in October 2004 and, since prior to the acquisition it did not have any business operations or activity other then the transactions contemplated with the merger and succeeded substantially all of the business operations of AIM, AIM is the "Predecessor" to Original Gales. The Company is required to separately present the historical statement of operations and cash flows of the Predecessor. The financial information presented in these financial statements may not reflect the combined financial position. The operating results and cash flows of the Predecessor and the Successor are not compatible in all material respects.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

The financial statements presented are those of Original Gales and its wholly owed subsidiary AIM from the date of acquisition, November 30, 2005, to December 31, 2005 and its full year of operations for 2006. Original Gales was formed in October 2004 and prior to the Acquisition did not have any business operations or other activity. For presentation purposes, see Note 15 for the results of pro forma operations if the acquisition occurred on January 1, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less. All cash is applied on a daily basis to amounts outstanding under the revolving portion of our Loan Facility.

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

The Company purchases inventory only when it has signed non-cancellable contracts with its customers for orders of its finished goods. The Company periodically produces finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. The Company occasionally evaluates inventory items that are not secured by purchase orders and reserves for obsolescence accordingly. The Company also reserves an allowance for excess quantities, slow-moving goods, and obsolete items.

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

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Cost of Goods Sold

Costs for goods sold includes all direct material, labor costs, and those indirect costs related to manufacturing, such as indirect labor, supplies, tools, repairs and depreciation costs.

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

Credit Risk

Financial instruments involving potential credit risk include accounts receivable. Of the accounts receivable balance outstanding as of December 31, 2006 approximately 34%, 17%, and 16% are attributable to three customers respectively. Of the account receivable balance at December 31, 2005, approximately 23% and 10% are attributable to two customers, respectively.

One customer accounted for approximately 61% and 57% of the total revenues for the years ended December 31, 2006 and 2005, respectively.

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

The Company did not include 5,318,985 warrants and 4,850,000 options to purchase the Company's common stock for the year ended December 31, 2006 and 5,229,589 warrants and 4,850,000 options to purchase the Company's common stock for the year ended December 31, 2005 in the calculation of diluted earnings per share because the effects of their inclusion would have been anti-dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. The Company recorded in the accompanying statement of operations an expense of $167,126 and $121,297 for the years ended December 31, 2006 and 2005, respectively, in accordance with the measurement requirements under SFAS No. 123(R). The Company adopted SFAS No. 123(R), effective in 2005.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets and accordingly does not amortize goodwill but tests it for impairment. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, or in interim periods if events or circumstances indicate a potential impairment. The reporting units utilized for this test were those that are one level below the business segments identified at the beginning of Business Segment Operations. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's Goodwill (as defined in SFAS 142) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. However, these differences have not been material and we believe that this methodology provides a reasonable means to determine fair values. Cash flows were discounted using a discount rate based on expected equity return rates, which ranged from 5.25% to 9.25% for 2006. Our evaluations for the year ended December 31, 2006 indicated there was no impairment of our Goodwill.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Recently Issued Accounting Standards

In June 2006, Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109," was issued regarding accounting for, and disclosure of, uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this statement to its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of SFAS No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. SFAS No. 158 also requires a plan's funded status to be measured at the employer's fiscal year-end. The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements of SFAS No. 158 are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for the Company in 2008. The adoption of the requirements of SFAS No. 158 that became effective on December 31, 2006 did not have a material impact to the financial position, results of operations or cash flows of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

Note 3. INVENTORY

      The components of inventory consisted of the following:

                                      December 31, 2006    December 31, 2005
                                      -----------------    -----------------
      Raw Materials                     $   2,234,175        $   2,319,523
      Work in Progress                      7,546,178            4,905,535
      Finished Goods                        5,477,288            5,378,752
                                        -------------        -------------
      Total Inventory                   $  15,257,641        $  12,603,810
                                        =============        =============

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment, at cost, consisted of the following:

                                          December 31, 2005   December 31, 2005      Useful Lives
                                          -----------------   -----------------     -------------
Land                                         $        --          $ 1,075,589                  --
Building                                              --            3,226,767       25-31.5 years
Machinery and Equipment                        2,117,441            1,766,829         5 - 8 years
Capital Lease Machinery and Equipment          1,164,671            1,145,171         5 - 8 years
Tools and Instrument                             555,164              253,994         3 - 7 years
Building Improvements                                 --               17,700            25 years
Automotive Equipment                              30,227               26,827             5 years
Furniture and fixtures                           274,837              248,998         5 - 8 years
Leasehold Improvements                             3,583                   --             5 years
                                             -----------          -----------
Total property, plant, and equipment           4,145,923            7,761,875

Less: Accumulated Depreciation                  (580,607)             (45,406)
                                             -----------          -----------
Property, plant, and equipment, net          $ 3,565,316          $ 7,716,469
                                             ===========          ===========

Depreciation and amortization expense for the year ended December 31, 2006 and 2005, amounted to $597,009 and $45,406, respectively.

Note 5. SALE-LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated its agreement with STNLA-SPVEF Bay Shore, LLC, successor in interest to Net Lease Advisors LLC (the "Purchaser"), whereby the Company sold the buildings and real property located at its corporate headquarters in Bay Shore, New York (the "Property") to the Purchaser for a purchase price of $6,200,000. As a result, of this transaction the Company had a gain on the sale of approximately $1,051,188 of which we recognized $300,037 during the year ended December 31, 2006. The remaining $751,151 will be recognized ratably over the remaining term of our twenty year lease, and is included it the caption Deferred Gain on Sale of Real Estate in the accompanying Balance Sheet.

Simultaneous with the closing of the sale of the Property, the Company entered into a 20-year triple-net lease (the "Lease") with the Purchaser for the property. Base annual rent is approximately $540,000 for the first five years of the Lease, increases to $621,000 for the sixth year of the term, and thereafter increases 3% per year. The Lease grants AIM an option to renew the Lease for an additional period of five years. The Company deposited with the Purchaser $127,500 as security for the performance of its obligations under the Lease, which it subsequently replaced with a $127,500 letter of credit. In addition, the Company deposited with the landlord $393,000 (Deposits) as security for the completion of certain repairs and upgrades to the Property. This amount is included in the caption Deposits on the accompanying Balance Sheet. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance, these costs will be offset against the funds that are deposited with out landlord. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the Purchaser customary remedies upon a breach of the Lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. (See Note 11).

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 6. NOTES PAYABLE - BANKS AND CREDIT FACILITY

On November 30, 2005 the Company executed a credit facility with PNC Bank N.A. (the "Loan Facility"), secured by all of its assets (see Note 14).

The Loan Facility provided for a maximum loan amount of $14,000,000 consisting of (i) a $9,000,000 revolving loan, (ii) a $3,500,000 term loan, and (iii) a $1,500,000 equipment financing loan. In connection with the Loan Facility the Company paid a finder's fee of $196,500, consisting of $125,000 in cash and 325,000 shares of Common Stock, which is included in deferred financing costs. The shares paid to the finder were valued at $0.22 per share and were contributed by one of the Company's senior executives and accounted for as a capital contribution.

The revolving loans bear interest, at the option of the Company, that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or
(ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. The revolving loans had an interest rate of 8.50% per annum on December 31, 2006 and an outstanding balance of $5,027,463. The revolving loans, equipment loans and the term loan are payable in full on November 30, 2009 ("Termination Date") unless PNC agrees to extend the Termination Date.

The term loan is for a period of 4 years and bears interest, at the option of the Company at the end of an interest period, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %. In October 2006 the Term Note was reduced by $2,800,000 and the remaining balance of $383,330 became an Amended and Restated Term Note in the principal amount of $383,330 providing for principal payments of $10,648 per month and the Maturity Date was amended to become the first business day of October 2009. At December 31, 2006, the balance of the term loan was $362,034

In addition to the foregoing, the Loan Facility was further amended to allow for the Company to borrow or to obtain the issuance, renewal, extension and increase of standby letters of credit, up to an aggregate availability of $500,000, for its account until the Termination Date, which will occur on November 30, 2009.

The equipment loans bear interest, at the option of the Company, that is based on (i) the PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected plus 2.75% per annum. The equipment loan had an interest rate of 8.75% per annum at December 31, 2006. Such equipment financing is limited to an aggregate of $750,000 in any fiscal year and amortized in equal installments of sixty months following the close of each "borrowing period", the first of which ended December 31, 2006. Each subsequent "borrowing period" ends on each December 31 thereafter. All equipment loans are due and payable on November 30, 2009. As of December 31, 2006, the equipment financing loan had a balance of $411,200.

To the extent that the Company may dispose of collateral used to secure any of the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of December 31, 2006 the Company has met these terms. The Loan Facility is also secured by all assets of the Company and the Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility, as such, the revolving loan has been classified as a current liability.

On January 10, 2007, the Company and PNC further amended the terms of the Loan Facility to revise the formula to determine the amounts of revolving advances permitted to be borrowed under the Loan Facility. The amount that the Company is permitted to borrow as a revolving advance under the Loan Facility is based on a percentage of the Company's eligible receivables, which now includes government receivables that have not been assigned by the Company.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Interest expense related to these credit facilities amounted to $686,917 for the year ended December 31, 2006.

The Company incurred an aggregate of $492,065 in finders' fees and legal costs in connection with the Loan Facility which is being amortized over the 48 month term of the Loan Facility. At December 31, 2005, the Company amortized $123,017 of these costs.

As of December 31, 2006, future minimum principal payments are as follows:

                    Year                       Amount
                  ----------                ----------
                    2007                    $  127,776
                    2008                       127,776
                    2009                       517,682
                                            ----------
                                               773,234
                 Less: Current portion        (127,776)
                                            ----------
                 Long-term portion          $  645,458
                                            ==========

Note 7. CASH SURRENDER VALUE - OFFICER'S LIFE INSURANCE

During the year ended December 31, 2006, the Company sold its key-man life insurance policies. Proceeds from the sale of the insurance policy were $86,000 which was offset by the cash surrender value of $33,263. The resulting gain of $53,047 was recognized as Other Non-Operating Income in the accompanying Statement of Operations for the year ended December 31, 2006.

Note 8. CAPITAL LEASES PAYABLE-EQUIPMENT

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $959,817 and $1,179,572 as of December 31, 2006 and 2005, respectively.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

      As of December 31, 2006, future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

               Year                                            Amount
               ------                                        ----------
               2007                                          $  469,986
               2008                                             468,212
               2009                                              79,515
               2010                                              42,396
                                                             ----------
               Total future minimum lease payments            1,060,109
               Less: imputed interest                          (100,292)
               Less: current portion                           (407,228)
                                                             ----------
               Total long-term capital lease obligation      $  552,589
                                                             ==========

Note 9. NOTES PAYABLE - SELLERS

On November 30, 2005, as part of the stock purchase between Gales and AIM (See
Note 14), Gales issued notes payable for an aggregate of $1,627,262 to three former AIM shareholders, two of whom have become part of the Company's senior management and are also stockholders in the Company.

The balance of the notes payable to the two senior management members as of December 31, 2006 aggregated $665,262. These notes bear an interest rate equal to Prime Rate plus 0.5% per annum, (8.75% at December 31, 2006) and mature on November 30, 2010. Interest shall accrue on any portion of the principal amount of these notes outstanding after November 30, 2010 until payment thereof in full, at a floating rate equal to the Prime Rate plus 7% per annum. All of the outstanding principal amounts of these notes together with accrued interest are convertible, at the option of the Company, into shares of the Company's common stock at $0.40 per share. From and after the earlier of (i) January 1, 2007, and
(ii) the first date on which the Company intends to effect any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any merger, or consolidation or other combination of the Company with or into any other Company, or any sale or transfer of all or substantially all of the assets of the Company, the outstanding principal amount of these notes together with interest accrued thereon is convertible, at the option of the holder, into the Company's Common Stock at $0.40 per share.

The remaining note of $962,000 matures on September 30, 2010 is subordinated to all of Gale's senior debt and is payable in twenty consecutive calendar quarters of equal installments of principal plus accrued interest commencing on December 31, 2005. The interest rate on this note is equal to Prime Rate plus 0.5% per annum (8.75% at December 31, 2006). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum. As of December 31, 2006, future minimum principal payments on these notes to the three former shareholders are as follows:

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

                 Year                                     Amount
                 ------                                -----------
                 2007                                  $   192,400
                 2008                                      192,400
                 2009                                      192,400
                 2010                                      192,400
                 2011                                      713,362
                                                       -----------
                                                         1,482,962
              Less: Current portion                       (192,400)
                                                       -----------
              Long-term portion                        $ 1,290,562
                                                       ===========

Interest expense on these notes amounted to $132,193 and $10,711 for the year ended December 31, 2006 and 2005 respectively.

On January 26, 2007, the two senior management members exercised their right to convert their $665,262 notes plus accrued interest of $54,511 into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share. (See Note 16)

Note 10. EMPLOYEE BENEFITS PLANS

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Pursuant to the Plan qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plan.

The Employees of the Company are members of the United Service Workers Union TUJAT Local 355 (the "Union"), which provided medical benefit plans at defined rates which are contributed in their entirety by the Company. The company paid $2,275,295 and $133,570 in union benefits during the years ended December 31, 2006 and 2005 respectively.

Note 11. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under an operating lease agreement, which contain renewal options and escalation provisions. Rent expense was $111,775 and $0 for the years ended December 31, 2006 and 2005, respectively. The Company is responsible for paying all operating costs under the term of the lease. As of December 31, 2006, future minimum lease payments are as follows:

                   -------------------------------------
                   Year                        Amount
                   -------------------------------------
                   2007                      $   540,000
                   -------------------------------------
                   2008                          540,000
                   -------------------------------------
                   2009                          540,000
                   -------------------------------------
                   2010                          540,000
                   -------------------------------------
                   2011                          563,824
                   -------------------------------------
                   Thereafter                 11,737,644
                   -------------------------------------
                                             $14,461,468
                   -------------------------------------

The lease provides for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations from inception of the lease in excess of required lease payments. At December 31, 2006, this excess of $39,371 is shown as deferred rent in the accompanying balance sheet.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Litigation

A legal action was brought against the Company for personal injures sustained by an independent contractor as a result of a fall on the Company's premises. The carrier assumed the defense of this action and it was settled during 2006 by the carrier at no cost to the Company.

The Company was involved in litigation with J.C. Herbert Bryant, III, a former officer, director and shareholder of the Company, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, the Company entered into a distribution agreement with KMS permitting it to purchase certain products from the Company and to exclusively distribute those products in Florida from Orlando south. In October 2003, the Company terminated the distribution agreement with KMS. On December 1, 2003, the Company filed suit against KMS in the Palm Beach County Circuit Court for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail and rejected a request for attorney's fees by KMS of approximately $60,000. KMS subsequently filed a notice of appeal. Subsequent to the Company's emergence from Bankruptcy, KMS requested that the Bankruptcy Court reopen our bankruptcy case and award it the attorney's fees previously rejected by the Florida State Court. The Bankruptcy Court granted the motion in so far as it allowed KMS to prosecute in the Fourth District Court of Appeal in Florida its appeal of the State Court decision. Subsequently, KMS filed its appeal and brief with the Fourth District seeking attorney's fees. The Company intends to contest this claim vigorously, local counsel has responded on behalf of the Company and we await the decision of the Appellate Division. We note that even if a decision adverse to the Company was rendered by the Appellate Division, the Bankruptcy Court could elect to determine that the distribution of assets provided for was appropriate and KMS would be unable to collect upon its judgment.

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

Employment Contracts

In September 2005, the Company entered into employment agreements (the "Agreements") with four senior executives that became effective November 30, 2005. The Agreements are for a period of approximately eight years. Additionally, the Agreements provide for annual base compensation aggregating $940,000. The Board, at its sole discretion, determines whether a bonus is issued, provided that in the case of two executives, the amount of the bonus shall be predicated on their performance and the achievement by the Company of its operating targets set forth in its annual budget, in the case of these two executives, provided further, in no event shall the amount of their bonuses be less than 50% of their salary at that time. For the years ended December 31, 2006 and 2005 no bonuses were paid. Each senior executive's agreement also call for grants of stock options to purchase the Company's common stock aggregating 4,850,000 shares of which 2,370,000 have been granted as of December 31, 2006.

Subsequent to year-end the Company and one of its four senior executives entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby the executive resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between the executive and the Company terminated effective March 16, 2007. In lieu of the compensation payable to the executive pursuant to his Employment Agreement, from March 16, 2007, to November 30, 2010, the executive will be paid $100,000 per annum; from December 1, 2010 to May 31, 2011, he will be paid $50,000. In addition, if the Company achieves certain agreed-upon levels of performance he may receive up to an additional $50,000. Upon the execution of his employment agreement the Company granted this executive options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options held by this executive vested as of March 16, 2007, and the right to exercise all of his options will terminate as of March 16, 2008.

Note 12. INCOME TAXES:

The provision for income taxes at December 31, 2006 consists of the following:

          Current
            Federal                                     $  504,585
            State                                          148,841
                                                        ----------
            Total Current Provision                        653,426
                                                        ----------
          Deferred
            Federal                                       (127,595)
            State                                          (35,862)
                                                        ----------
            Total Deferred Taxes                          (163,457)
                                                        ----------

            Net Provision for Income Taxes              $  489,969
                                                        ==========

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

The components of deferred income tax assets as of December 31, 2006 and 2005, are as follows:

                                                        2006             2005
                                                        ----             ----
Federal loss after M-1 adjustments                          --        $  81,022
Bad debts                                            $  76,080           38,804
Inventory - 263A Adjustment                            338,092          145,776
Non-cash compensation - warrants                        40,121           18,774
Non-cash compensation - options                        124,354           52,297
Deferred Rent                                           16,977               --
Deferred gain on sale of real estate                   323,859               --
Federal tax benefit of State Tax                       (64,790)         (24,200)
Total deferred tax asset                               854,693          312,473
Valuation allowance                                   (854,693)        (312,473)
                                                     ---------        ---------
Net deferred tax asset                               $      --        $      --
                                                     =========        =========

The component of the deferred tax liability as of December 31, 2006 and 2005 is as follows:

                                                         2006             2005
                                                         ----             ----
Property and equipment                                 $512,937         $676,394
                                                       --------         --------
Total deferred tax liability                           $597,671         $676,394
                                                       ========         ========

The difference between income taxes computed at the statutory federal rate and the provison for income taxes for the years ended December 31, 2006 and 2005 relates to the following:

                                                         2006           2005
                                                         ----           ----
Tax benefit at federal statutory rate                     34.00%         34.00%
State income taxes, net of federal
  income tax benefit                                       6.02%          6.02%
Permanent differences                                      6.66%            --
True-up                                                  (84.37)%           --
Change in valuation allowance                            357.10%            --
                                                       --------       --------
Total                                                    319.41%         40.02%
Valuation allowance                                          --         (40.02)%
                                                       --------       --------
Total effective tax rate                                 319.41             --
                                                       ========       ========

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Realization of deferred tax assets is dependent on future earnings. Due to the uncertainty of realization of the net deferred tax assets, the Company has provided a valuation allowance. In assessing the realizability of it, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment.

Note 13. STOCK-BASED COMPENSATION ARRANGEMENTS

During 2005, the Company's Board of Directors approved a stock option and reserved 10,000,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants. Awards granted under the Company's plans vest over four and seven years.

The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123(R)"). The weighted average fair values of options granted for December 31, 2006 and 2005 are $0.38 and $0.17. During the twelve months December 31, 2006 no stock options were exercised.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions for grants in the years ended December 31, 2006 and 2005 is as follows:

                                                  2006         2005
                                                  ----         ----
               Risk Free Interest Rates           4.77%        4.095 - 4.375%
               Expected Dividend Yields           n/a          n/a
               Expected Terms to Exercise         9            10
               Expected Volatility                180%         35%

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

At December 31, 2006 and 2005, 1,580,000 and 790,000 options are vested and exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2006 and 2005 was $0.32 and $0.22 per share, respectively.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

A summary of the status of the Company's stock options as of December 31, 2006, and changes during the year then ended is presented below:

                                                        Weighted      Weighted        Average
                                          Number        Average       Remaining      Aggregate
                                            of          Exercise     Contractual     Intrinsic
                                          Shares         Price          Term            Value
                                        ---------      ---------     -----------     ---------
Outstanding at January 1, 2006          2,370,000      $    0.38
Reserved for grant based on future
market price                            2,480,000
                                        ---------      ---------      ---------      ---------
Outstanding at December 31, 2006        4,850,000      $    0.38              9         20,540
                                        =========      =========      =========      =========
Options vested and exercisable
    At December 31,2006                 1,580,000      $    0.32              9         20,540
                                        =========      =========      =========      =========

The Company recorded expenses of $167,126 and $121,297 in its consolidated statement of operations, which reflects the value of granted stock options over the vesting period in accordance with SFAS No. 123R, for the years ended December 31, 2006 and 2005, respectively.

The following table summarizes information about stock options at December 31, 2006:

                                                    Options Outstanding                  Options Exercisable
                                        ---------------------------------------     ----------------------------
                                                       Weighted-
                                                        Average       Weighted-
                                                       Remaining       average                      Weighted-
                                            Number    Contractual      Exercise       Number         average
Range of Exercise Prices                Outstanding   Life (Years)      Price       Exercisable   Exercise Price
------------------------                -----------   ------------    ---------     -----------   --------------
$0.220                                      790,000            9       $  0.220        790,000      $   0.220
$0.428                                      790,000            9          0.428        790,000          0.428
$0.480                                      790,000            9          0.480             --             --
Based on future market price              2,480,000            9            N/A             --             --
                                         ----------     --------       --------      ---------      ---------
                                          4,850,000            9       $  0.380        790,000      $   0.324
                                         ==========     ========       ========      =========      =========

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

A summary of the status of the Company's non-vested options as of December 31, 2006 and changes during the twelve months ended is presented below:

                                                  Weighted      Weighted Average
                                                  Average           Remaining
                                  Number of    Exercise Price   Contractual Term
                                   Options       Per Option       (in years)
                                 ----------      ----------     ----------------
Non-vested Options  at
January 1, 2006                   1,580,000      $    0.453               10

Options based on future
market price                      2,480,000             N/A              N/A

Options granted                          --              --               --

Options vested                     (790,000)     $    0.428               --

Options forfeited or
expired                                  --              --               --
                                 ----------      ----------       ----------
Non-vested Options  at
December 31, 2006                 3,270,000      $    0.450                9
                                 ==========      ==========       ==========

As of December 31, 2006, there was $166,329 of unrecognized compensation cost related to non vested stock option awards, which is to be recognized over the remaining weighted average vesting period of eight months.

During the year ended December 31, 2006, the Company issued to a consulting firm, in return for services an aggregate of 41,668 warrants, exercisable during a five year term, to purchase 41,668 shares of the company's Common Stock. Such warrants have a "cashless exercise" feature and have varying exercise prices equal to 120% of the average closing price of the Company's Common Stock during the month immediately preceding the date of issuance. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $49,510 in its consolidated statement of operations for the year ended December 31, 2006. The Company's agreement with this consultant was terminated during the first week of September 2006.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

The following table summarizes the Company's outstanding warrants as of December 31, 2006 and changes during the year then ended:

                                                           Weighted          Weighted
                                          Number           Average      Average Remaining
                                           of              Exercise     Contractual  Life
                                         Shares             Price            (Years)
                                        ---------         ---------     -----------------
Outstanding at beginning of year        5,229,589         $    0.21               4.1
Granted                                    41,668         $    0.97               4.8
Cancelled                                      --                                  --
Exercised                                      --                                  --
                                        ---------         ---------         ---------
Outstanding at end of year              5,271,257         $    0.22               4.9
                                        =========         =========         =========

Note 14. EQUITY TRANSACTONS AND ASSET ACQUISITION

Private Placement

Immediately prior to, and shortly after the completion of the Merger, Original Gales received gross proceeds of $9,000,000 from the closing of a private placement ("Private Placement") to accredited investors of 900 shares of convertible preferred stock at $10,000 per share which, pursuant to the Merger, were exchanged for shares of the Company's Preferred Stock, $.001 par value per share. The shares of Preferred Stock issued in connection with such private placement are convertible into 40,909,500 shares of the Company's Common Stock.

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

Acquisition

Pursuant to a stock purchase agreement between Gales and AIM dated July 25, 2005, original Gales acquired 100% of the capital stock of AIM. The total aggregate price original Gales paid to acquire AIM was $5,231,618 as follows:
(i) $3,114,296 in cash, (ii) $1,627,262 in principal amount of promissory notes, and (iii) 490,060 shares of Common Stock valued at a negotiated rate of $1.00 per share (concluded prior to the merger with the public company). The results of AIM's operations have been included in the consolidated financial statements since that date. A portion of the proceeds from original Gales' Private Placement was used to pay such purchase price (See "Private Placement"), including transaction costs of $1,053,862. This stock acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values as of the completion of the acquisitions. As a result of the stock purchase, the Company recorded $1,265,963 in goodwill which represents the excess of the fair market value over book value of the assets acquired and liabilities assumed from AIM. The liabilities assumed also included $676,394 of a deferred tax liability representing book to tax differences on assets acquired.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of stock acquisition:

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
                                                                     ===========

Real estate acquisition

Contemporaneously with the close of the Merger and the Acquisition: (i) AIM completed the acquisition from affiliates of AIM, for an aggregate purchase price of $4,190,000, of three buildings and land which was being leased prior to the closing of the Merger and the Acquisition by AIM (the "Real Estate Acquisition"). The purchase price and related acquisition costs approximated the appraised value of both the buildings and land (ii) AIM entered into the Loan Facility with PNC Bank (See Note 6).

Preferred Stock

The Company currently has no shares of Preferred Stock outstanding. The 900 shares of preferred stock issued in connection with its private placement were automatically converted into 40,909,500 shares of common stock upon the effectiveness of its registration statement in August of 2006.

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 15. UNAUDITED PRO-FORMA FINANCIAL STATEMENTS

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

The unaudited pro forma condensed combined statement of operations has been prepared for illustrative purposes and are not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had the acquisition actually occurred on January 1, 2005. The pro forma adjustments are based on the information available at the time of the preparation of this document.

The unaudited pro forma condensed combined statement of operations should be read in conjunction with the audited consolidated financial statements of Gales Industries Incorporated as of December 31, 2005.

                                                                   Year Ended
                                                               December 31, 2005
                                                               -----------------
                                                                  (Unaudited)
                                                                  -----------

Net sales                                                         $30,735,103

Cost of Sales                                                      26,361,387
                                                                  -----------
Gross profit                                                        4,373,716

Operating costs and expenses
  Selling and marketing                                               357,854
  General and Administrative                                        2,583,375
                                                                  -----------
Income from operations                                              1,432,487

Other expenses
  Interest and financing costs                                      1,056,317
                                                                  -----------
Income before income taxes                                            376,170

Provision for income taxes                                            151,031
                                                                  -----------
Net Income                                                        $   225,139
                                                                  ===========

Earnings per share
  Basic                                                           $      0.02
                                                                  ===========
  Diluted                                                         $      0.01
                                                                  ===========

Weighted average shares
outstanding  Basic                                                 14,723,421
                                                                  ===========
  Diluted                                                          40,282,810
                                                                  ===========

                          GALES INDUSTRIES INCORPORATED
                 Notes to the Consolidated Financial Statements

Note 16. SUBSEQUENT EVENTS

Sigma Metals, Inc

On January 2, 2007, the Company entered into a Stock Purchase Agreement (the "Sigma Agreement") with Sigma Metals, Inc., a New York corporation ("Sigma Metals"), and the holders of all of the outstanding shares of Sigma Metals (the "Shareholders"). Pursuant to the Sigma Agreement, subject to the satisfaction of various terms and conditions, the Company will acquire from the Shareholders all of the issued and outstanding capital stock of Sigma Metals.

The closing of the Sigma Agreement is scheduled to occur in April 2007 or on such other date as the Company and the Shareholders may agree. The purchase price for all of the shares is $7,000,000 plus an amount equal to Sigma Metals' earnings for the period from January 1, 2007, until the closing, subject to certain adjustments as set forth in the Sigma Agreement.

Conversion of Notes Payable

On January 26, 2007, the two senior management members exercised their right to convert their $665,262 notes plus accrued interest of $54,511 into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share. (See Note 9)

Welding Metallurgy, Inc

On March 9, 2007, the Company entered into a Stock Purchase Agreement (the "Welding Agreement") to acquire Welding Metallurgy, Inc., a New York corporation ("Welding Metuallurgy"), from the holders (the "Shareholders") of all of the outstanding shares of Welding Metallurgy. Pursuant to the Welding Agreement, subject to the satisfaction of various terms and conditions, the Company will acquire from the Shareholders all of the issued and outstanding capital stock of Welding Metallurgy for aggregate consideration of $6,050,000, subject to adjustment for working capital, payable in a combination of cash, a secured promissory note and shares of the Company's common stock.

On February 13, 2007, each of the non-management members of the Board was issued an option to purchase 100,000 shares of the common stock of the Company. The options will vest in equal thirds on March 1, 2007, 2008 and 2009 and are exercisable at a price of $0.27 per share until March 1, 2014.

In March 2007, the Company entered into an Agreement to compensate James Brown for services to be rendered as a director of the Company. Pursuant to such Agreement Mr. Brown will receive a cash payment of $15,000 and will be compensated at a rate of $175,000 per annum until December 31, 2007, or if prior to December 31, 2007, until such date as he shall cease to serve as Chairman. In addition to his cash compensation, Mr. Brown was issued 200,000 shares of common stock of the Company, pursuant to a Restricted Stock Agreement, of which 100,000 vested on the date of grant and the second 100,000 shall vest on December 31, 2007.

The Company and Michael A. Gales entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby Mr. Gales resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between Mr. Gales and the Company terminated effective March 16, 2007. In lieu of the compensation payable to Mr. Gales pursuant to his Employment Agreement, from March 16, 2007, to November 30, 2010, Mr. Gales will be paid $100,000 per annum; from December 1, 2010 to May 31, 2011, he will be paid $50,000. In addition, if the Company achieves certain agreed-upon levels of performance he may receive up to an additional $50,000. Upon the execution of his employment agreement the Company granted Mr. Gales options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options held by Mr. Gales vested as of March 16, 2007, and the right to exercise all of his options will terminate as of March 16, 2008.

                         AIR INDUSTRIES MACHINING, CORP.
                  Predecessor to Gales Industries Incorporated

                              FINANCIAL STATEMENTS

                                (PRIOR TO MERGER)

                                NOVEMBER 30, 2005

                         AIR INDUSTRIES MACHINING, CORP.

                  Predecessor to Gales Industries Incorporated

                                TABLE OF CONTENTS

                                November 30, 2005

                                                                           PAGES
Accountants' Report                                                         F-32
Consolidated Balance Sheet                                                  F-33
Consolidated Statement of Income and Retained Earnings                      F-35
Comparative Statement of Cash Flows                                         F-36
Notes to Financial Statements                                       F-37 to F-44

                         Independent Accountants' Report

To the Board of Directors and Stockholders of Air Industries Machining
Corporation

      We have audited the accompanying Consolidated Balance Sheets of Air Industries Machining Corporation as of November 30, 2005, and the related Consolidated Statement of Income and Retained Earnings and Cash Flows for the eleven months ended November 30, 2005. These consolidated financial statements are the responsibility of the Air Industries Machining Corporation management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                                            Respectfully submitted,

                                            BILDNER & GIANNASCO, LLP
                                            Certified Public Accountants
Jericho, New York
February 28, 2006

                      AIR INDUSTRIES MACHINING CORPORATION

                           Consolidated Balance Sheet

               ASSETS                                          November 30, 2005
                                                               -----------------
Current Assets
  Cash and Cash Equivalents                                       $    71,197
  Accounts Receivable                                               3,202,991
  Inventory                                                        11,588,521
  Prepaid Expenses                                                    174,850
  Other Current Assets                                                  4,215
  Deposits                                                            192,972
                                                                  -----------

Total Current Assets                                              $15,234,746

Property, plant and equipment, net                                  3,919,599

  Security Deposits                                                    34,522
  Cash Surrender Value - Officer's Life                                62,761
  Unamortized Finance Costs                                           102,187
                                                                  -----------

Total Assets                                                      $19,353,815
                                                                  ===========

The accompanying audit report and notes are an integral part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

                           Consolidated Balance Sheet

        LIABILITIES AND STOCKHOLDERS' EQUITY                   November 30, 2005
                                                               -----------------

Current Liabilities
   Accounts Payable                                              $  4,429,016
   Advance Payment - Customer                                         293,226
   Mortgage Payable - Current                                          96,000
   Dividends Payable
                                                                      511,055
   Obligations Under Capital Lease - Current                          359,197
   Notes Payable - Banks                                            5,180,000
   Accrued Operating Expenses                                       1,074,025
                                                                 ------------

Total Current Liabilities                                          11,942,519
Long Term Liabilities
   Advances From Shareholders                                         464,992
   Mortgage Payable                                                 1,145,813
   Obligations Under Capital Lease - Long Term                        849,652
                                                                 ------------

Total Long Term Liabilities                                         2,460,457
                                                                 ------------

Total liabilities                                                  14,402,976
                                                                 ------------

Commitments and contingencies

Minority interest                                                     446,805

Stockholders' Equity
   Capital Stock - 200 Shares Authorized
     No Par Value, 95 Shares Issued and Outstanding
       As of November 30, 2005                                         32,223
   Additional Paid-In Capital                                         221,580
   Retained Earnings                                                4,346,231
   Less: Treasury Stock at Cost                                       (96,000)
                                                                 ------------
Total Stockholders' Equity                                          4,950,839
                                                                 ------------
Total Liabilities and Stockholders' Equity                       $ 19,353,815
                                                                 ============

The accompanying audit report and notes are an integral part of these statements.

                      AIR INDUSTRIES MACHINING CORPORATION

             Consolidated Statements of Income and Retained Earnings

                                                      Audited         Unaudited Pro Forma (1)

                                               ELEVEN MONTHS ENDED      ELEVEN MONTHS ENDED
                                                November 30, 2005        November 30, 2005
Net sales                                           $27,957,694             $27,957,694

Cost of sales                                        23,887,120              23,887,120
                                                    -----------             -----------

Gross profit                                          4,070,574               4,070,574
                                                    -----------             -----------

Operating expenses
Selling                                                 322,867             $   322,867
General and administrative                            1,665,793               1,665,793
                                                    -----------             -----------
Total operating expenses                              1,988,660               1,988,660
                                                    -----------             -----------
Income from operations                                2,081,914               2,081,914

Interest and financing costs                            605,602                 605,602
                                                    -----------             -----------
Income before minority interest and
income taxes                                          1,476,312               1,476,312

Less: minority interest                                  74,904                  74,904
                                                    -----------             -----------
Income  before provision for income taxes             1,401,408               1,401,408

Provision for income taxes (1)                               --                 560,843
                                                    -----------             -----------
Net Income                                            1,401,408             $   840,565
                                                    -----------             ===========
Retained Earnings, Beginning of Period                4,120,102
Deduct: Distribution to Shareholders                 (1,175,279)
                                                    -----------
Retained Earnings, End of Period                    $ 4,346,231
                                                    ===========

(1) Since our inception we have elected to be treated as a Subchapter " S" corporation of the Internal Revenue Code and incurred no income taxes. The pro forma amounts include income taxes that would have been incurred if the Company had been a "C" corporation. The effective rate of the pro forma income tax is 40.02% and is based upon the combined Federal and State tax rates that were in effect for the period December 1, 2005 to December 31, 2005 when the company became a "C" corporation.

                      AIR INDUSTRIES MACHINING CORPORATION
                      Comparative Statements of Cash Flows

                                                                   Eleven Months
                                                                       Ended
                                                                    November 30,
                                                                        2005
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                        $ 1,401,408
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation And Amortization                                       522,299
    Minority Interest in Net Income                                      74,904
    Non Cash Interest Expense                                            24,342
  Changes in Assets and Liabilities:
  (Increase) Decrease In Assets-
    Accounts Receivable                                                (559,455)
    Inventory                                                          (730,065)
    Prepaid Expenses                                                    (42,582)
    Other Current Assets                                                  1,264
    Deposits                                                           (171,812)
    Cash Surrender Value - Officer's Life                               200,875
  Increase (Decrease) In Liabilities-
    Accounts Payable                                                    736,956
    Dividends Payable                                                   390,599
    Advance Payments - Customers                                     (1,061,040)
    Accrued Expenses                                                    570,347
    Advances from Shareholders                                          197,435
                                                                    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,555,475
                                                                    -----------
CASH FLOWS (USED) IN INVESTING ACTIVITIES
    Purchase of Equipment                                              (301,051)
                                                                    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                                (301,051)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Credit Line Facilities                                304,388
    Principle Payments of Capital Lease Obligations                    (264,396)
    Principle Payments of Mortgage                                      (81,973)
    Repayment of Notes Payable                                         (100,000)
    Distribution to Shareholders                                     (1,090,521)
                                                                    -----------
NET CASH (USED) IN FINANCING ACTIVITIES                              (1,232,502)
                                                                    -----------
Net increase in cash and cash equivalents                                21,922
Cash and cash equivalents, beginning of year                             49,275
                                                                    -----------
Cash and cash equivalents, end of year                              $    71,197
                                                                    ===========
  Supplementary disclosure of cash flow information
    Cash Paid During The Year For Interest                          $   566,467
                                                                    ===========
  Supplementary noncash disclosure of financing activities
    Equipment acquisition through capital lease financing           $   449,559
                                                                    ===========

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

Principles of Consolidation

The Company's consolidated financial statements include those of variable interest entities ("VIEs"). Conditions in which the Company would consolidate VIE's are cases in which the Company is the primary beneficiary. Conditions under which the Company would consolidate entities that are not VIE's are cases in which the Company would maintain a controlling interest (50% or more) investment or exert significant management influence. (See Note 11).

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

The useful lives of property, plant and equipment for purposes of computing depreciation are:

            Tools and instruments ................          7 Years
            Leasehold improvements................         25 Years
            Machinery and equipment ..............        5-8 Years
            Automotive Equipment..................          5 Years
            Furniture and fixtures................        5-8 Years
            Buildings.............................    25-31.5 Years

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

5- ADVANCES FROM SHAREHOLDERS

Advances represent non-interest bearing advances from shareholders to cover the Company's working capital needs. The Company imputed as interest based on the prime rate and recorded as interest expense and additional paid in capital an amount of $24,342 for the eleven months ended November 30, 2005.

5A- DISTRIBUTIONS TO SHAREHOLDERS

The Company distributed to its shareholders $1,175,279 during the eleven months ended November 30, 2005. These distributions were made from time to time to the Company's shareholders in proportion to their ownership interests in the Company at such times as it had sufficient cash on hand or availability under its lines of credit.

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
                                                  ==========

6A. CASH SURRENDER VALUE - LIFE INSURANCE

The Company is the owner and beneficiary of key-man life insurance policies carried on the lives of certain key executives with cash surrender values. The aggregate face amounts of the policies were $4,250,000 for the eleven months ended November 30, 2005. There are loans in place against these policies. As of November 30, 2005 the cash surrender value was $62,761, net of $226,632 in loans. As the Company has the right to offset the loans against the cash surrender value of the policies, the Company presents the net asset in its consolidated financial statements.

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

The employees of the Company are members of the United Service Workers Union IUJAT Local 355 (the "Union'), which provides a medical benefit plan at defined rates which are contributed in their entirety by the Company. For the eleven-month period ending November 30, 2005, the Company contributed $1,279,743 to the plan.

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

      On November 30, 2005, we acquired Original Gales, then a privately held company, which immediately prior to such acquisition had acquired AIM, also a privately held company. At such time AIM's system of financial controls and procedures were adopted as those of our Company. Immediately following the acquisitions of Original Gales and AIM, our management evaluated the effectiveness of AIM's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our management concluded that AIM's disclosure controls and procedures were effective as of such date for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. Nevertheless, because AIM's controls and procedures were not designed to facilitate the external financial reporting required of a publicly held company, our management determined to complete the implementation of a total financial and operating control system that AIM installed during 2005 and to hire support personnel experienced with the reporting requirements imposed upon public companies to facilitate the timely preparation of accurate financial reports.

      Our Chief Executive Officer and our Chief Financial Officer commenced an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. Although no material weaknesses were found in our disclosure controls and procedures as of December 31, 2006, to ensure the reliability of future financial reports and compliance with the more stringent requirements of Sarbanes-Oxley, our management has determined to continue to augment the financial reporting system inherited from AIM, including the installation of a fully-integrated operating and financial control system.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to our directors and executive officers.

         Name of Individual                 Age                        Position with the Company
-----------------------------------         ---          ----------------------------------------------------
           James A. Brown                    54                                Chairman
          Louis A. Giusto                    64          Vice Chairman, Chief Financial Officer and Treasurer
        Peter D. Rettaliata                  56             Director, Chief Executive Officer and President
         Dario A. Peragallo                  42          Director and Executive Vice President, Manufacturing
         Stephen M. Nagler                   68                         Director and Secretary
         Seymour G. Siegel                   64                                Director
       Rounsevelle W. Schaum                 73                                Director
M.Gen. Ira A. Hunt, Jr. (USA, Ret.)          81                                Director

      The business experience of each of our directors and executive officers is set forth below. Each of our directors and executive officers, except Mr. James
A. Brown, began his service with our Company as of November 30, 2005.

      Mr. Brown became our Chariman in March of 2007, and was Ashlin's Chief Executive Officer and Secretary from September 2004 to November 30, 2005 and was Ashlin's Chairman of the Board from May 2003 to November 30, 2005. Since November 30, 2005, Mr. Brown has served as a member of our Board of Directors. Ashlin filed for bankruptcy protection while Mr. Brown was its Chairman and CEO. Mr. Brown served as the Chief Operating Officer of Private Investor Reserves Corp., a financial services firm, from May 2000 through 2004. Mr. Brown co-founded A.S. Partners.com, Inc., an internet application service provider, and served as its Chief Executive Officer from December 1998 to April 2000.

      Mr. Giusto, our Vice Chairman, Chief Financial Officer and Treasurer since November 30, 2005, has over 30 years of financial control experience with foreign and domestic banks, non-bank financial service entities and consumer product companies. From 2003 to November 2005 Mr. Giusto acted as an independent consultant to a number of private businesses. From 2000 to 2003, Mr. Giusto was an Account Manager for a public accounting firm and the SVP Finance and Operations of Credit2B.com a web-based internet company. Before joining C2B, Mr. Giusto served for fourteen years in various positions with Fleet Bank and, prior to its acquisition by Fleet Bank, NatWest PLC, London. During his tenure at NatWest, Mr. Giusto served as Senior Financial Officer and Treasurer of NatWest Commercial Services, Inc. (a billion dollar wholly owned subsidiary of NatWest PLC, London) and a Credit Administrator (Risk Manager) with Fleet Bank. Mr. Giusto serves as a director of Long Island Consultation Center, a not-for-profit psychiatric care facility. Mr. Giusto graduated from New York University with a BS in Economics and Accounting and from Long Island University (with Distinction) with an MBA in Finance.

      Mr. Rettaliata has been our President and Chief Executive Officer, and also a member of our Board of Directors, since November 30, 2005. He has been the President of AIM and has served in such capacity since 1994. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years. Professionally, Mr. Rettaliata is the Chairman of "ADAPT", an organization of regional aerospace companies, a past member of the Board of Governors of the Aerospace Industries Association, and a member of the Executive Committee of the AIA Supplier Council. Recently, Mr. Rettaliata testified to the President's Commission on aerospace in Washington, D.C. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program. Upon completion of the Acquisition, Mr. Rettaliata continued to serve as President of AIM and assumed the positions of CEO and President of the Company.

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

      Mr. Siegel, a member of our Board since November 30, 2005, has been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C. since April 2000. Rothstein, Kass is a national firm of accountants and consultants with approximately 800 members and offices in 8 cities. He specializes in providing strategic advice to business owners including mergers acquisitions; succession planning; capital introductions and long range planning. In 1974, Mr. Siegel founded, and from 1974 to 1990 was managing partner of, Siegel Rich and Co, P.C., CPAs. In 1990, Siegel Rich merged into Weiser LLP, then known as M.R.Weiser & Co., LLC, a large regional firm where he had been a senior partner. In 1995, Mr. Siegel founded another firm called Siegel Rich, which became a division of Rothstein, Kass in April 2000. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He serves as a director and audit committee chairman of Hauppauge Digital Inc. and Emerging Vision Incorporated and has served in a similar capacity at Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies and Barpoint.com and serves as the chairman of the audit committee and as a member of the compensation committee for Global Aircraft Solutions Incorporated. Mr. Siegel is the Chairman of the Audit Committee of the Board.

      Mr. Schaum has been a member of our Board since November 30, 2005. Since 1993, Mr. Schaum has served as Chairman of Newport Capital Partners, a private investment banking and financial advisory firm specializing in providing assistance to emerging growth companies in private placements, corporate governance and negotiation of mergers and acquisitions. Mr. Schaum also serves as a director and Chairman of the Audit and Compensation Committees of the Quigley Corporation (NASDAQ: "QGLY"), and as a director of Camelot Entertainment Group, Inc (OTC:BB "CMEG"). Mr. Schaum was a founder, director and treasurer of Streaming Media Corporation, and has also served as Chairman and CEO of BusinessNet Holdings Corporation; as a crisis manager for Heller Financial Corporation; as Chairman of the California Small Business Development

Corporation, a private venture capital syndicate; and was the founder and Managing Director of the Center of Management Sciences, a consulting firm serving the aerospace industry. He has been a consultant on project management procedures to the Departments of the Army, Navy and Air Force, and numerous defense contractors, including General Dynamics, MacDonald-Douglas, Raytheon, Hughes Aircraft and the Logistics Management Institute. Mr. Schaum is a graduate of Phillips Andover Academy and holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and an MBA degree from the Harvard Business School. He was also a member of the faculty and Defense Research Staff of the Massachusetts Institute of Technology, where he participated in the development of the computer programs for the Ballistic Missile Early Warning System.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2006.

The Audit Committee

      Our Audit Committee consists of Messrs. Siegel and Hunt. Mr. Siegel is our audit committee financial expert and is "independent" as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

      We have adopted a written code of ethics that applies to our principal executive officer, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary by U.S. mail, we will provide, at no charge, a copy of such code of ethics to any person requesting a copy.

Item 10. Executive Compensation.

      The following table shows for fiscal years ended December 31, 2006, 2005 and 2004, respectively, certain compensation which we (including AIM) awarded or paid to, or which was earned from us by, the following persons (collectively, the "Named Executive Officers").

o     James A. Brown, currently our Chairman, who served as our Chief
      Executive Officer from September 26, 2004 to November 30, 2005;
o Michael A. Gales, our former Executive Chairman who is no longer employed by us;
o Louis A. Giusto, our Vice Chairman, Chief Financial Officer and Treasurer since November 30, 2005;
o Peter D. Rettaliata, our Chief Executive Officer and President since November 30, 2005 and officer of AIM;
o Dario A. Peragallo, our Executive Vice President since November 30, 2005 and officer of AIM;
o     Luis Peragallo, a former officer of AIM who is not employed by us; and
o     Jorge Peragallo, a former officer of AIM who is not employed by us.

                           Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------
      Name          Year      Salary      Bonus        Stock      Option     Non-Equity        Change in       All Other      Total
      and                       ($)        ($)        Awards      Awards   Incentive Plan    Pension Value   Compensation      ($)
   Principal                                            ($)        ($)      Compensation          and             ($)
    Position                                                                     ($)         Nonqualified
                                                                                               Deferred
                                                                                             Compensation
                                                                                               Earnings
                                                                                                  ($)
      (a)           (b)         (c)        (d)          (e)        (f)           (g)              (h)             (i)          (j)
-----------------------------------------------------------------------------------------------------------------------------------
Michael A.          2006    $250,000         -           -      52,888 (1)          -                   -    15,938 (2)     318,826
Gales,              2005    $ 21,233 (1)     -           -      38,384 (1)          -                   -         -          59,617
Executive           2004          -          -           -           -              -                   -         -               -
Chairman of the
Company
-----------------------------------------------------------------------------------------------------------------------------------
Louis A.            2006    $230,000         -           -      50,772 (1)          -                   -    14,768 (2)     295,540
Giusto,             2005    $ 19,534 (2)     -           -      36,850 (1)          -                   -         -          56,384
Vice Chairman,      2004    $      -         -           -             -            -                   -         -               -
Chief Financial
Officer and
Treasurer
-----------------------------------------------------------------------------------------------------------------------------------
Peter D.            2006    $230,000         -           -      31,733 (1)          -                   -         -         261,733
Rettaliata,         2005    $241,510         -           -      23,031 (1)          -                   -         -         265,541
Chief Executive     2004    $217,724         -           -            -             -                   -         -         217,724
Officer of the
Company
-----------------------------------------------------------------------------------------------------------------------------------
Dario A.            2006    $230,000         -           -      31,773 (1)          -                   -         -         261,733
Peragallo,          2005    $242,344         -           -      23,031 (1)          -                   -         -         265,375
Executive Vice      2004    $197,211         -           -           -              -                   -         -         197,211
President of
the CompanyB
-----------------------------------------------------------------------------------------------------------------------------------
Luis Peragallo,     2006    $      -         -           -           -              -                   -         -               -
Former officer      2005    $297,063         -           -           -              -                   -         -         297,063
of AIM              2004    $219,449                                                -                   -         -         219,449
-----------------------------------------------------------------------------------------------------------------------------------
Jorge               2006    $      -         -           -           -              -                   -         -               -
Peragallo,          2005    $226,563         -           -           -              -                   -         -         226,563
Former officer      2004    $219,449         -           -           -              -                   -         -         219,449
of AIM
-----------------------------------------------------------------------------------------------------------------------------------
James A. Brown,     2006    $      -         -                       -              -                   -    15,637 (3)      15,637
Former Chief        2005    $ 95,646         -      51,000 (4)       -              -                   -         -          95,646
Executive Office    2004      27,817 (5)     -           -           -              -                   -         -          27,817
-----------------------------------------------------------------------------------------------------------------------------------

----------
(1) Consist of stock options to purchase shares of Common Stock, the vesting schedule and other terms of which are set forth in the footnotes to the table below under the caption "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values".
(2)   Consists of automobile leasing, maintenance, parking and insurance.
(3)   Consists of fees paid to Mr. Brown for services as a director
(4) Consists of shares of restricted stock and not stock options. As of August 13, 2003, Mr. Brown received 80,038 restricted shares of Common Stock, valued at $10,000. Of the 596,231 restricted shares of Common Stock granted to Mr. Brown in 2005, 100,000 shares, with a fair value of $7,000, were issued to him as of November 2005 in connection with the Merger, 240,112 shares were issued to him in January 2005 (with a fair value of $12,000) upon our emergence from bankruptcy protection, and 256,119 shares (with a fair value of $32,000) were issued to him in March 2005.
(5) Prior to becoming Chief Executive Officer, Mr. Brown received approximately $59,000 in consulting fees in 2004 in consideration for his services.

Incentive Plans

      Prior to January 28, 2005, the effective date of our Plan of Reorganization, we had outstanding stock options under our 1998 Stock Option Plan. None of such options were exercised and all of such options have expired or have been cancelled.

                        Option Grants in Last Fiscal Year

      In 2006, none of our Executive Officers were granted options.

                  Outstanding Equity Awards at Fiscal Year-End

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Option Awards                                      Stock Awards
-----------------------------------------------------------------------------------------------------------------------------------
Name                    Number of      Number of        Equity     Option      Option     Number    Market      Equity      Equity
                       Securities      Securities     incentive   Exercise   Expiration     of       Value    Incentive   Incentive
                       Underlying      Underlying        Plan      Price        Date      Shares      of         Plan        Plan
                       Unexercised    Unexercised      Awards:      ($)                  or Units   Shares     Awards:     Awards:
                         Options        Options       Number of                             of        or        Number      Market
                           (#)            (#)         Securities                          Stock      Units        of      or Payout
                       Exercisable   Unexercisable    Underlying                           That       of       Unearned    Value of
                                                     Unexercised                           Have      Stock     Shares,     Unearned
                                                       Unearned                            Not       That      Units or    Shares,
                                                       Options                            Vested     Have       Other      Units or
                                                         (#)                               (#)        Not       Rights      Other
                                                                                                    Vested       That       Rights
                                                                                                      ($)      Have Not      That
                                                                                                                Vested     Have Not
                                                                                                                  (#)       Vested
                                                                                                                             ($)
        (a)                (b)            (c)            (d)        (e)          (f)       (g)        (h)         (i)        (j)
-----------------------------------------------------------------------------------------------------------------------------------
Michael A. Gales (1)     500,000        750,000           -         (1)      03/16/2008     -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Louis A. Giusto (2)      480,000        720,000           -         (2)      11/30/2015     -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Peter D. Rettaliata
(3)                      300,000        900,000           -         (3)      11/30/2015     -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Dario A. Peragallo (3)   300,000        900,000           -         (3)      11/30/2015     -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Luis Peragallo              -              -              -          -            -         -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Jorge Peragallo             -              -              -          -            -         -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------
James A. Brown              -              -              -          -            -         -          -          -           -
-----------------------------------------------------------------------------------------------------------------------------------

(1) These represent options granted to Mr. Gales pursuant to his Employment Agreement. One fifth of such options vested as of November 30, 2005 at an exercise price of $0.22 per share and another 250,000 vested on September 15, 2006 at an exercise price of $0.428 per share. Mr. Gales terminated his Employment Agreement with the Company effective March 16, 2007. Pursuant to the Separation Agreement between him and the Company, 750,000 options vested on March 16, 2007, and all of his options are exercisable through March 16, 2008.
(2) One-fifth of such options vested as of November 30, 2005 at an exercise price of $0.22 per share and another 240,000 vested on September 15, 2006 at an exercise price of $0.428 per share. The balance will vest in equal increments of 240,000 shares each on the second through fourth anniversaries of September 15, 2005. The exercise price of the options vesting on each of September 15, 2007, 2008 and 2009 will be the higher of
      (a) $0.22 per share or (b) the average trading price of the Common Stock for the thirty trading days ending September 15, 2007, 2008 and September 15, 2009, respectively.
(3) One-eighth of such options vested as of November 30, 2005 at an exercise price of $0.22 per share and another 150,000 vested on September 15, 2006, at an xersice price of $0.428 per share. The balance will vest in equal increments of 150,000 shares each on the second through seventh anniversaries of September 15, 2005. The exercise price of the options vesting on each of September 15, 2007, 2008, 2009, 2010, 2011 and 2012 will be the higher of (a) $0.22 per share or (b) the average trading price of the Common Stock for the thirty trading days ending September 15, 2007, 2008, 2009, 2010, 2011 and September 15, 2012, respectively.

The last sale price of the Common Stock was $0.25 on December 29, 2006, the last trading day of 2006.

Employment Agreements

      The employment agreement of Louis Giusto became effective as of November 30, 2005 and will terminate five years thereafter, but will be extendable for successive three one-year renewal periods at the option of Mr. Giusto and the Company. Pursuant to his employment agreement, Mr. Giusto will receive a base salary at an annual rate of $230,000, which will increase a minimum of 10% per year if our operating profits have increased by at least 5% over the preceding 12-month period. Mr. Giusto will be entitled to an annual bonus to be determined by our Board of Directors but which must equal at least 50% of his annual base salary. If he is dismissed without cause, Mr. Giusto would be entitled to receive salary and benefits for the period which is the greater of the remaining initial term (or renewal period, as the case may be) of his employment agreement or one year. In addition, we granted to Mr. Giusto, upon the execution of his employment agreement, options to purchase 1,200,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. See the applicable footnote under the foregoing table captioned, "Outstanding Equity Awards at Fiscal Year-End". Mr. Giusto's employment agreement also contains restrictive covenants prohibiting Mr. Giusto (i) from directly or indirectly competing with the Company, (ii) from soliciting any customer of the Company or AIM for any competitive purposes and (iii) from employing or retaining any employee of the Company or AIM or soliciting any such employee to become affiliated with any entity other than the Company or AIM during the twelve-month period commencing upon the termination of his agreement (the "Employee Restrictive Covenants").

      The employment agreement of Peter D, Rettaliata became effective as of November 30, 2005, and will terminate five years thereafter, but will be extendable for successive three one-year periods unless he or the Company decides not to extend the agreement. Pursuant to his employment agreement, Mr. Rettaliata will receive a base salary at an annual rate of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such bonus compensation as the Board of Directors may determine. The terms of Mr. Rettaliata's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Giusto's employment agreement. In addition, the Company granted to Mr. Rettaliata, upon the execution of his employment agreement, options to purchase 1,200,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. Please see the applicable footnote under the foregoing table captioned, "Outstanding Equity Awards at Fiscal Year-End". Mr. Rettaliata's employment agreement also contains the Employee Restrictive Covenants.

      The employment agreement of Dario A. Peragallo became effective as of November 30, 2005, and will terminate five years thereafter, but will be extendable for successive three one-year periods unless he or the Company decides not to extend the agreement. Pursuant to his employment agreement, Mr. Peragallo will receive a base salary at an annual rate of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such bonus compensation as the Board of Directors may determine. The terms of Mr. Peragallo's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Giusto's employment agreement. In addition, the Company granted to Mr. Peragallo, upon the execution of his employment agreement, options to purchase 1,200,000 shares of Common Stock, exercisable over a ten-year period commencing on the date of grant. The vesting schedule and exercise price relating to Mr. Peragallo's options are the same as those relating to Mr. Rettaliata's options set forth above. Mr. Peragallo's employment agreement also contains the Employee Restrictive Covenants.

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

      Pursuant to our Plan of Reorganization, Ashlin had entered into an employment agreement with James A. Brown, who at the time was Ashlin's chairman and chief executive officer. As a result of the Merger, such employment agreement was terminated as of November 30, 2005 and Mr. Brown waived all of his rights under such employment agreement. In March 2007, the Company entered into an Agreement with Mr. Brown providing for compensation to be received for his service as Chairman of the Company. Pursuant to such Agreement Mr. Brown received a cash payment of $15,000 and will be compensated at a rate of $175,000 per annum until December 31, 2007, or if prior to December 31, 2007, until such date as he shall cease to serve as Chairman. In addition to his cash compensation, Mr. Brown was issued 200,000 shares pursuant to a Restricted Stock Agreement of which 100,000 vested on the date of grant and the second 100,000 will vest as of December 31, 2007.

      Prior to March 16, 2007, Michael A. Gales was employed by the Company pursuant to an Employment Agreement effective November 30, 2005. The Company and Michael A. Gales entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby Mr. Gales resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between Mr. Gales and the Company terminated effective March 16, 2007. In lieu of the compensation payable to Mr. Gales pursuant to his Employment Agreement, from March 16, 2007, to November 30, 2010, Mr. Gales will be paid $100,000 per annum; from December 1, 2010 to May 31, 2011, he will be paid $50,000. In addition, if the Company achieves certain agreed-upon levels of performance he may receive up to an additional $50,000. Upon the execution of his employment agreement the Company granted Mr. Gales options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options held by Mr. Gales vested as of March 16, 2007, and the right to exercise all of his options will terminate as of March 16, 2008.

Director Compensation

      For services rendered from the commencement of their terms through the next annual meeting of the stockholders of the Company each of the then non-management directors (Messrs. Brown, Hunt, Nagler and Siegel) was granted an option to purchase 100,000 shares of the common stock of the Company. The options granted to the directors vest in equal increments on March 1 of each of 2007, 2008 and 2009 and are exercisable at a price of $0.27 per share for a period of seven years from the date of grant.

      For their services, each non-management director will receive a base fee of $18,000 per year and $1,000 for each Board meeting attended. In addition, the Chairman of the Audit Committee will receive $12,000 for serving in such capacity and the Chairman of each of the Compensation and Nominating Committees will receive $6,000 for serving in such capacity. Beginning in December 2006 and continuing into 2007 Mr. Schaum has been providing certain per diem services to the Company. The fees for such services during 2006 are included in the table below.

      During 2006, the Company paid directors fees as set forth in the table below:

                          Director Compensation Table

----------------------------------------------------------------------------------------------------------------------------------
         Name              Fees         Stock     Option         Non-Equity            Change in          All Other         Total
                          Earned        Awards    Awards       Incentive Plan        Pension Value       Compensation        ($)
                          or Paid        ($)       ($)          Compensation              and                ($)
                          in Cash                                    ($)             Nonqualified
                            ($)                                                        Deferred
                                                                                     Compensation
                                                                                       Earnings
          (a)               (b)          (c)       (d)               (e)                  (f)                (g)             (h)
----------------------------------------------------------------------------------------------------------------------------------
   Michael A. Gales          -            -         -                 -                    -                  -               -
----------------------------------------------------------------------------------------------------------------------------------
    James A. Brown        15,831          -         -                 -                    -                  -             15,831
----------------------------------------------------------------------------------------------------------------------------------
    Louis A. Giusto          -            -         -                 -                    -                  -               -
----------------------------------------------------------------------------------------------------------------------------------
  Peter D. Rettaliata        -            -         -                 -                    -                  -               -
----------------------------------------------------------------------------------------------------------------------------------
  Dario A. Peragallo         -            -         -                 -                    -                  -               -
----------------------------------------------------------------------------------------------------------------------------------
   Stephen M. Nagler      15,831          -                           -                    -                  -             15,831
----------------------------------------------------------------------------------------------------------------------------------
   Seymour G. Siegel      24,231          -         -                 -                    -                  -             24,231
----------------------------------------------------------------------------------------------------------------------------------
 Rounsevelle W. Schaum    26,498          -         -                 -                    -                  -             26,498
----------------------------------------------------------------------------------------------------------------------------------
M.Gen. Ira A Hunt, Jr.
      (USA Ret.)          15,831          -         -                 -                    -                  -             15,831
----------------------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 19, 2007 by (i) each person known by us to own beneficially more than 5% of the outstanding Common Stock,
(ii) each of our directors and executive officers, and (iii) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

      As of March 26, 2007, there were 59,380,036 shares of Common Stock outstanding, without giving any effect to the 11,284,894 shares issuable pursuant to options and warrants currently outstanding exercisable at a range of prices from $.22 to $.55 per share.

Percentage of
Name                                  Number of Shares        Shares Outstanding
----                                  ----------------        ------------------
Michael A. Gales                      5,326,219 (1)                  8.8%
Louis A. Giusto                       3,884,538 (2)                  6.5%
Peter Rettaliata                      1,468,139 (3)                  2.5%
Dario Peragallo                       1,468,139 (4)                  2.5%
Seymour G. Siegel                       133,333 (5)                   *
Rounsevelle W. Schaum                   100,000                       *
Ira A. Hunt, Jr                         842,430 (5)(7)               1.4%
Stephen Nagler                          178,788 (5)(6)                *
James A. Brown                          709,601 (5)                  1.2%

All Directors and
     Officers as a group, 8 persons   8,784,968 (2)(3)(4)(5)(6)     14.5%

----------
*     Less than 1%

      (1) Includes 1,250,000 shares underlying the options granted to Mr. Gales pursuant to his Employment Agreement that pursuant to his Separation Agreement are exercisable until March 16, 2008.

      (2) Includes 480,000 shares of Common Stock underlying the vested portion of the 1,200,000 options granted to Mr. Giusto pursuant to his Employment Agreement.

      (3) Includes 300,000 shares of Common Stock underlying the vested portion of the 1,200,000 options granted to Mr. Rettaliata pursuant to his Employment Agreement.

      (4) Includes 300,000 shares of Common Stock underlying the vested portion of the 1,200,000 options granted to Mr. Peragallo pursuant to his Employment Agreement.

      (5) Includes, in each case, 33,333 shares underlying the vested protion of the 100,000 options granted to Messrs. Brown, Hunt, Nagler and Siegel on February 13,2007.

      (6) Includes 45,455 shares of Common Stock issuable upon exercise of warrants held by Mr. Nagler. Does not include 150,000 shares of Common Stock held by Eaton & Van Winkle LLP, a law firm of which Mr. Nagler is a partner.

      (7) Includes 709,097 shares owned by Mr. Hunt's spouse.

Item 12. Certain Relationships and Related Transactions.

      On November 30, 2005, in connection with the Company's acquisition of its wholly-owned subsidiary, Air Industries Machining, Corp. ("AIM"), the Company issued $332,631 principal amount convertible promissory notes to each of Peter Rettaliata, our Chief Executive Officer and a Director, and Dario Peragallo, our Executive Vice President and a Director, convertible into shares of our common stock at the conversion price of $0.40 per share.

      On January 26, 2007, each of Mr. Rettaliata and Mr. Peragallo exercised their right to convert their $359,866 notes plus accrued interest of $27,255 into 899,716 shares of common stock. In consideration for the shares of common stock issued, all indebtedness of the Company under the company promissory notes was cancelled. These shares of common stock were issued pursuant to an exemption under Section 4(2) under the Securities Act.

      On February 13, 2007, each of the non-management members of the Board was issued an option to purchase 100,000 shares of the common stock of the Company. The options will vest in equal thirds on March 1, 2007, 2008 and 2009 and are exercisable at a price of $0.27 per share until March 1, 2014.

      In March 2007, the Company entered into an Agreement to compensate James Brown for services to be rendered as a director of the Company. Pursuant to such Agreement Mr. Brown will receive a cash payment of $15,000 and will be compensated at a rate of $175,000 per annum until December 31, 2007, or if prior to December 31, 2007, until such date as he shall cease to serve as Chairman. In addition to his cash compensation, Mr. Brown was issued 200,000 shares of the Company's common stock pursuant to the Restricted Stock Agreement, of which 100,000 vested on the date of grant and the second 100,000 will vest as of December 31, 2007.

      The Company and Michael A. Gales entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby Mr. Gales resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between Mr. Gales and the Company terminated effective March 16, 2007. In lieu of the compensation payable to Mr. Gales pursuant to his Employment Agreement, from March 16, 2007, to November 30, 2010, Mr. Gales will be paid $100,000 per annum; from December 1, 2010 to May 31, 2011, he will be paid $50,000. In addition, if the Company achieves certain agreed-upon levels of performance he may receive up to an additional $50,000. Upon the execution of his employment agreement the Company granted Mr. Gales options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options held by Mr. Gales vested as of March 16, 2007, and the right to exercise all of his options will terminate as of March 16, 2008.

Item 13. Exhibits.

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

10.1 Secured Subordinated Promissory Note, dated November 30, 2005, in the amount of $962,000, from Original Gales (and assumed by the Registrant) to Luis Peragallo (incorporated by reference to
               Exhibit 10.3 of the Registrant's Form 8-K report, filed December 6, 2005).

10.2 Security Agreement, dated as of November 30, 2005, by and between Original Gales (and assumed by the Registrant) and Luis Peragallo (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report, filed December 6, 2005).

10.3 Employment Agreement, dated as of September 26, 2005, by and between Original Gales (and assumed by the Registrant) and Michael A. Gales (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report, filed December 6, 2005).

10.4 Stock Option Agreement, dated as of September 26, 2005, by Original Gales (and assumed by the Registrant) with Michael A. Gales (incorporated by reference to Exhibit 10.15 of the Registrant's Form 8-K report, filed December 6, 2005).

10.5 First Amendment to Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement dated November (incorporated by reference to Exhibit 10.XX of the Registrant's Form 8-K report, filed

10.6 Agreement of Sale, dated June 5, 2006, between Air Industries Machining Corp. and Net Lease Advisors LLC
               (predecessor-in-interest to STNLA-SPVEF Bay Shore, LLC). (incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K report, filed October 24, 2006).

10.7 Lease, dated October 24, 2006, between Air Industries Machining, Corp, as tenant, and STNLA-SPVEF Bay Shore, LLC, as Landlord. (incorporated by reference to Exhibit 10.02 of the Registrant's Form 8-K report, filed October 24,, 2006).

10.8 Stock Purchase Agreement, dated January 2, 2007, between Gales Industries Incorporated, Sigma Metals, Inc. ("Sigma Metals"), and George Elkins, Carole Tate and Joseph Coonan, the Shareholders of Sigma Metals. (incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K report, filed January 2. 2007).

10.9 Stock Purchase Agreement, dated March 9, 2007, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the Shareholders of Welding Metallurgy, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report, filed March 14, 2007).

10.10          Separation Agreement dated March 16, 2007 between Michael A.
               Gales and Gales Industries Incorporated (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K report, filed March 20, 2007).

10.11* Agreement dated March 30, 2007 between Gales Industries Incorporated and James A. Brown.

10.12* Restricted Stock Agreement dated March 30, 2007 between Gales Industries Incorporated and James A. Brown.

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

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

      Goldstein Golub Kessler LLP ("GGK") has been our principal accounting firm since December 15, 2005 and also worked for Original Gales prior to November 30, 2005. During fiscal year 2006 and fiscal year 2005, the aggregate fees which we paid to or were billed by GGK for professional services, which only included audit fees, were as follows:

--------------------------------------------------------------------------------
                                                      Fiscal Year Ended
--------------------------------------------------------------------------------
                                       December 31, 2006       December 31, 2005
--------------------------------------------------------------------------------
Audit Fees (1)                         $341,879                $220,018
--------------------------------------------------------------------------------
Audit-Related Fees                     $-0-                    $-0-
--------------------------------------------------------------------------------
Tax Fees                               $-0-                    $-0-
--------------------------------------------------------------------------------
All Other Fees                         $-0-                    $-0-
--------------------------------------------------------------------------------

Daszkal Bolton LLP was our principal accounting firm in 2004 and from January 1, 2005 to December 15, 2005. During fiscal year 2006 and fiscal year 2005, the aggregate fees which we paid to Daszkal Bolton LLP for professional services were as follows:

--------------------------------------------------------------------------------
                                                      Fiscal Year Ended
--------------------------------------------------------------------------------
                                       December 31, 2006       December 31, 2005
--------------------------------------------------------------------------------
Audit Fees (1)                         $-0-                    $38,539.00 (2)
--------------------------------------------------------------------------------
Audit-Related Fees                     $-0-                    $-0-
--------------------------------------------------------------------------------
Tax Fees (2)                           $-0-                    $5,568.00
--------------------------------------------------------------------------------
All Other Fees (3)                     $-0-                    $  720.00
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

                                               GALES INDUSTRIES INCORPORATED


Date: March 30, 2007                           By /s/ Peter D. Rettaliata
                                                  ------------------------------
                                                  President and Chief
                                                  Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                             Date
---------                                                             ----


/s/ Louis A. Giusto                                               March 30, 2007
----------------------------------------------------
Louis A. Giusto
Vice Chairman, Chief Financial Officer and Treasurer


/s/ Peter D. Rettaliata                                           March 30, 2007
----------------------------------------------------
Peter D. Rettaliata
Director, President and Chief Executive Officer


/s/ Dario Peragallo                                               March 30, 2007
----------------------------------------------------
Dario Peragallo
Director, Executive Vice President


/s/ Seymour G. Siegel                                             March 30, 2007
----------------------------------------------------
Seymour G. Siegel
Director


/s/ Rounsevelle W. Schaum                                         March 30, 2007
----------------------------------------------------
Rounsevelle W. Schaum
Director


/s/ Ira A. Hunt Jr.                                               March 30, 2007
----------------------------------------------------
Ira A. Hunt Jr.
Director


/s/ Stephen M. Nagler                                             March 30, 2007
----------------------------------------------------
Stephen M. Nagler
Director, Secretary


/s/ James A. Brown                                                March 30, 2007
----------------------------------------------------
James A. Brown
Director