Form 10QSB
period 2007-03-31
Gales Industries Inc
filed 2007-05-15
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,579,998 shares of Common Stock, $.001 per share, as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          GALES INDUSTRIES INCORPORATED
                                      INDEX

                                                                               Page No.
                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements..............................2

          Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited)
          and December 31, 2006....................................................2

          Consolidated Statement of Operations for the three month period ended March 31, 2007 (unaudited) and 2006 (unaudited) ...................3

          Condensed Consolidated Statement of Cash Flow for the three month period ended March 31, 2007 (unaudited) and 2006 (unaudited) ............4

          Notes to Condensed Consolidated Financial Statements.....................5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................10

Item 3.   Controls and Procedures.................................................25

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.............26

Item 6.   Exhibits and Reports on Form 8-K........................................27

SIGNATURES........................................................................27

                          PART I. FINANCIAL INFORMATION
                          GALES INDUSTRIES INCORPORATED
                      Condensed Consolidated Balance Sheet

                                                                                   March 31, 2007   December 31,2006
                                                                                    (unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                                         $         --      $         --
  Accounts Receivable, Net of Allowance for Doubtful
  Accounts of $204,566 and $176,458                                                    2,672,799         3,508,957
  Inventory                                                                           15,866,131        15,257,641
  Prepaid Expenses and Other Current Assets                                              455,958           232,749
  Deposits                                                                               776,673           180,456
                                                                                    ------------      ------------
Total Current Assets                                                                  19,771,561        19,179,803

  Property, Plant, and Equipment, net                                                  3,399,089         3,565,316
  Deferred Financing Costs                                                               338,294           369,048
  Other Assets                                                                            65,122            63,522
  Goodwill                                                                             1,265,963         1,265,963
  Deposits                                                                               495,632           448,530
                                                                                    ------------      ------------
TOTAL ASSETS                                                                        $ 25,335,661      $ 24,892,182
                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts Payable and Accrued Expenses                                             $  7,544,130      $  7,648,426
  Notes Payable - Revolver                                                             5,352,845         5,027,463
  Notes Payable - Current Portion                                                        127,776           127,776
  Notes Payable - Sellers - Current Portion                                              192,400           192,400
  Capital Lease Obligations - Current Portion                                            413,463           407,228
  Due to Sellers                                                                          53,694            53,694
  Dividends Payable                                                                      120,003           120,003
  Deferred Gain on Sale - Current Portion                                                 38,033            38,033
  Income Taxes Payable                                                                   769,396           653,426
                                                                                    ------------      ------------
Total current liabilities                                                             14,611,740        14,268,449

Long term liabilities
  Notes Payable - Net of Current Portion                                                 613,514           645,458
  Notes Payable - Sellers - Net of Current Portion                                       577,200         1,290,562
  Capital Lease Obligations - Net of Current Portion                                     524,053           552,589
  Deferred Tax Liability                                                                 461,731           512,937
  Deferred Gain on Sale - Net of Current Portion                                         703,609           713,118
  Deferred Rent                                                                           86,929            39,371
                                                                                    ------------      ------------
Total liabilities                                                                     17,578,776        18,022,484
                                                                                    ------------      ------------
Commitments and contingencies
Stockholders' Equity
  Series A Convertible Preferred - $.001 Par Value, 8,003,716 Shares Authorized               --                --
  Common Stock - $.001 Par, 120,055,746 Shares Authorized
     59,579,998 and 57,269,301 Shares Issued and Outstanding
     as of March 31, 2007 and December 31, 2006 respectively                              59,580            57,269
  Additional Paid-In Capital                                                           8,855,065         7,898,702
  Accumulated Deficit                                                                 (1,157,760)       (1,086,273)
                                                                                    ------------      ------------
Total Stockholders' Equity                                                             7,756,885         6,869,698
                                                                                    ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 25,335,661      $ 24,892,182
                                                                                    ============      ============

            See notes to condensed consolidated financial statements

                          GALES INDUSTRIES INCORPORATED
                 Condensed Consolidated Statement of Operations
                   For the three month period ended March 31,
                                   (unaudited)

                                                                2007              2006
                                                                ----              ----
Net sales                                                  $  7,488,130      $  8,898,272

Cost of Sales                                                 6,239,484         7,385,566
                                                           ------------      ------------

Gross profit                                                  1,248,646         1,512,706

Operating costs and expenses:
  Selling and marketing                                          95,342           155,702
  General and administrative                                  1,031,450           849,383
                                                           ------------      ------------
Income from operations                                          121,854           507,621

Interest and financing costs                                    130,954           325,050
Gain on sale of life insurance policy                                --           (53,047)
Gain on Sale of Real Estate                                      (9,509)               --
Other Income                                                     (1,446)               --
Other Expenses                                                    8,578                --
                                                           ------------      ------------
(Loss) income before income taxes                                (6,723)          235,618

Provision for income taxes                                       64,764            99,253

                                                           ------------      ------------
Net (Loss) Income                                               (71,487)          136,365

Less: Dividend attributable to preferred stockholders                --           180,000

                                                           ------------      ------------
Net loss attributable to common stockholders               $    (71,487)     $    (43,635)
                                                           ============      ============

Loss per share (basic and diluted)                         $      (0.00)     $      (0.00)
                                                           ============      ============

Weighted average shares outstanding (basic and diluted)      58,833,681        14,723,421
                                                           ============      ============

            See notes to condensed consolidated financial statements

                          GALES INDUSTRIES INCORPORATED
                 Condensed Consolidated Statement of Cash Flows
                   For the three month period ended March 31,
                                   (Unaudited)

                                                                    2007             2006
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                               $   (71,487)     $   136,365
  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Used in Operating Activities:
    Depreciation and amortization of property and equipment         166,227          138,111
    Bad Debt Expense                                                 28,108               --
    Non-Cash Compensation Expense                                   207,598           25,905
    Warrants issued for services                                     31,303               --
    Accrued Interest on Notes Payable-Sellers                        16,604               --
    Amortization of deferred financing costs                         30,754           35,148
    Gain on Sale of Real Estate                                      (9,509)              --
    Deferred Taxes                                                  (51,206)         (13,573)
Changes in Assets and Liabilities
(Increase) Decrease in Assets:
  Accounts receivable                                               808,050       (1,181,596)
  Inventory                                                        (608,490)        (926,672)
  Prepaid expenses and Other Current Assets                        (223,209)        (112,895)
  Deposits                                                         (596,217)         (11,329)
  Cash surrender value - officer's life insurance                        --           28,460
  Other assets                                                       (1,600)              84
Increase (Decrease) in Liabilities:
  Accounts payable and accrued expenses                             (66,389)       1,877,767
  Income Taxes Payable                                              115,970               --
  Deferred Rent                                                      47,558               --
                                                                -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                              (175,935)          (4,225)
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Deposit on Leasehold Improvements                   (47,102)              --
  Purchase of property and equipment                                     --          (99,645)
                                                                -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                               (47,102)         (99,645)
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of Principal - Capital Lease Obligations                  (22,301)         (88,944)
  Repayment of notes payable to Officers and Sellers                (48,100)            (148)
  Proceeds (repayments) from notes payable, net                     (31,944)          12,358
  Proceeds from Notes Payable-Revolver                              325,382               --
                                                                -----------      -----------
NET CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES              223,037          (76,734)
                                                                -----------      -----------
Net decrease in cash and cash equivalents                                --         (180,604)
Cash and cash equivalents at the beginning of period                     --        1,058,416
                                                                -----------      -----------
Cash and cash equivalents at the end of period                  $        --      $   877,812
                                                                ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $   126,616      $   170,995
                                                                ===========      ===========
Supplemental disclosure of non-cash investing
financing activity:
   Note Payable-Seller and accrued interest
   converted to common stock                                    $   719,773               --
                                                                ===========      ===========

            See notes to condensed consolidated financial statements

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

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Share-Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R) "Share Based Payments" which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. The Company recorded in the accompanying statement of operations an expense of $207,598 and $25,905 for the three months period ended March 31, 2007 and 2006, respectively, in accordance with the measurement requirements under SFAS No. 123(R) (See Note 4). The Company adopted SFAS No. 123(R), effective in 2005.

Taxes

      Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

Recently Issued Accounting Standards

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

Note 4. SHARE-BASED COMPENSATION ARRANGEMENTS

      During 2005, the Company's Board of Directors approved a stock option plan and reserved 10,000,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants. Awards granted under the Company's plans vest over three, four, five and seven years.

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2007 and 2006, 2,280,000 and 0 stock options were granted, respectively.

      Certain of the Company's stock options contain features which include variability in grant prices. A portion of the currently issued stock options will be exercisable based on average trading prices of the Company's Common Stock at the end of a given future period. Due to this variable feature, these stock options are not deemed to be granted for purposes of applying SFAS 123(R) and accordingly, their fair value will be calculated and expensed in future periods.

      At March 31, 2007 and 2006, 2,463,333 and 790,000 options are vested and exercisable, respectively. The weighted average exercise price of exercisable options at March 31, 2007 was $0.43 per share.

During the quarter ended March 31, 2007, for services rendered, the Company accrued the expense related to an aggregate of 20,833 warrants, exercisable during a five year term, to purchase 20,833 shares of the company's Common Stock. Such warrants have a "cashless exercise" feature and have varying exercise prices equal to 120% of the average closing price of the Company's Common Stock during the month immediately preceding the date of issuance. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $5,514 in its consolidated statement of operations for the quarter ended March 31, 2007. The Company's agreement with this consultant was terminated during the first week of September 2006.

In addition warrants to acquire 125,000 shares with a grant date of March 16, 2007, were issued to another consulting firm. These warrants are exercisable at a per share price equal to the average closing price of Company's common stock for the 20 days preceding the date of grant. These warrants have a cashless exercise feature and vested on the grant date. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $25,789 in its consolidated statement of operations for the quarter ended March 31, 2007.

Note 5. Change in Chairman in of the Board

The Company and its former Executive Chairman entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby the Chairman resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between the Chairman and the Company terminated effective March 16, 2007. In lieu of the compensation payable to the Chairman pursuant to his Employment Agreement, from March 16, 2007, to November 30, 2010, the Chairman will be paid $100,000 per annum; from December 1, 2010 to May 31, 2011, he will be paid $50,000. In addition, if the Company achieves certain agreed-upon levels of performance he may receive up to an additional $50,000. These amounts will be expensed in the period in which services are rendered. Additionally, upon the execution of his employment agreement the Company granted to the former Chairman options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options then held by the Executive Chairman, specifically, options to purchase 750,000 shares vested as of March 16, 2007, and the right to exercise all of his options will terminate as of March 16, 2008. The exercise price of the 750,000 options that vested as of March 16, 2007, is $0.673 per shares and based on the Black-Scholes option pricing model there was an expense of $93,386. This agreement has been further clarified.

On May 11, 2007, the Company and its former Executive Chairman, entered into a Letter Agreement, confirming that, due to an oversight between the parties, the Separation Agreement and Release, dated March 15, 2007, by and between the Company and this individual (the "Separation Agreement"), failed to indicate that notwithstanding that the former Chairman was resigning from his positions with the Company, he would make himself available (i) from time to time for consultations with members of the Board and senior management of the Company regarding the business and affairs of the Company, potential acquisitions and strategic alliances, expansion and other business opportunities and (ii) once each calendar quarter for meetings to be held in Manhattan, New York, with one or more members of the Board of the Company to review the Company's strategic plan.

In March 2007, the Company entered into an Agreement to compensate its new Chairman for services to be rendered as a director of the Company. Pursuant to such Agreement the new Chairman will receive a cash payment of $15,000 and will be compensated at a rate of $175,000 per annum until December 31, 2007, or if prior to December 31, 2007, until such date as he shall cease to serve as Chairman. In addition to his cash compensation, this individual was issued 200,000 shares of common stock of the Company, pursuant to a Restricted Stock Agreement, of which 100,000 vested on the date of grant and the second 100,000 shall vest on December 31, 2007. The Company incurred an expense of $26,000 as a result of the Restricted Stock Agreement.

Note 6. Subsequent Events

      On April 16, 2007, we acquired all of the issued and outstanding capital stock of Sigma Metals, Inc. ("Sigma"), pursuant to that certain Stock Purchase Agreement, dated as of January 2, 2007, by and among the Company, as purchaser, and each of the three shareholders of Sigma, as sellers (the "Sellers"), in exchange for $3,988,501 in cash, three promissory notes, one in favor of each Seller, in total principal amount of $1,084,173, and 6,604,102 shares of our Common Stock (at $0.2877 per share equaling $1,900,000).

      Sigma Metals is a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified metals. Sigma's products are sold to both aerospace/defense contractors as well as commercial accounts throughout the U.S. and numerous international markets. Customers include the world's largest aircraft manufacturers, subcontractors, original equipment manufacturers and various government agencies.

      To finance the acquisition of Sigma and provide us with additional working capital, portions of which may be used in connection with future acquisitions, we completed a private placement (the "Offering") to accredited investors of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3, 2007, in which we received gross proceeds of $3,068,000 which will be used as working capital and in connection with future acquisitions.

      Taglich Brothers, Inc. acted as Placement Agent in the Offering ("Placement Agent") and received: (i) a sales commission equal to 8% of the gross proceeds of the Offering, (ii) $25,000 as reimbursement of its actual and reasonable out-of-pocket expenses incurred in connection with Offering, including fees and expenses of its counsel, and (iii) warrants (the "Placement Agent Warrants"), exercisable during a five-year term, to purchase the number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Preferred Stock sold in the Offering may be converted. The Placement Agent Warrants have a "cashless exercise" feature and are exercisable at the price per share equal to the per share conversion price-equivalent with respect to the Preferred Stock.

      On April 19, 2007, in connection with the acquisition of Sigma Metals, the Company entered into a Third Amendment to the Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement. The amendment modified the terms of the Loan Facility with PNC to allow for Sigma to become a borrower under the Loan Facility. As a result of Sigma becoming a borrower under the Loan Facility, Sigma pledged all of its assets and properties to PNC to secure its obligations under the Loan Facility. In addition, the termination date of the Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased by $2,000,000, from $9,000,000 to $11,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

      Prior to our recent acquisition of Sigma Metals, Inc., our business consisted of the manufacture of aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry by our wholly owned subsidiary, Air Industries Machining, Corp. ("AIM"). Approximately 85% of AIM's revenues are derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constitute less than 8.5% of AIM's revenues. The remaining 15% of revenues represent sales in the airframe manufacturing sector to major aviation manufacturers.

      AIM has evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, rocket launching systems, arresting gear, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      Sales of parts and services to one customer accounted for approximately 65.5% of AIM's revenue in the first quarter of 2007, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2013.

Results of Operations

      The Management's Discussion and Analysis below discusses our unaudited results of operations for the quarter ending March 31, 2007 and, since we acquired Sigma Metals after the quarter was completed, reflects only the operations of AIM. As a basis for comparison, we have set forth below the our unaudited results of operations for the quarter ended March 31, 2006.

      The, following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes, included with this report.

--------------------------------------------------------------------------------
                                        Three Months Ended    Three Months Ended
                                          March 31, 2007        March 31, 2006
                                             (actual)              (actual)
--------------------------------------------------------------------------------
Net Sales                                   $ 7,488,130          $ 8,898,272

Cost of Sales                                 6,239,484            7,385,566
                                            -----------          -----------
Gross Profit                                  1,248,646            1,512,706

Selling and Marketing Expenses                   95,342              155,702

G&A Expense                                   1,031,450              849,383

Interest Expense                                130,954              325,050

Gain on sale of life insurance policy                --              (53,047)

Gain on sale of real estate                      (9,509)                  --

Other Income                                     (1,446)

Other Expenses                                    8,578                   --

(Loss) Income before Income Taxes                (6,723)             235,618

Provision for Income Taxes                       64,764               99,253

Net (Loss) Income                               (71,487)             136,365

Less Dividend Attributable to
Preferred Stock                                      --              180,000

Net Loss Attributable
to Common Stock                             $   (71,487)         $   (43,635)
--------------------------------------------------------------------------------

Results of Operations

Three months ended March 31, 2007 compared with three months ended March 31,
2006

      Net Sales. Net sales were $7,488,130 for the three months ended March 31, 2007 ("First Quarter 2007"), a decrease of $1,410,142 (15.8%) from net sales of $8,898,272 for the three months ended March 31, 2006 ("First Quarter 2006"). The decrease in net sales was primarily attributable to decreased shipments of parts and related defense components to one customer which caused the portion of our revenues derived from such customer to decrease from approximately 69% in the First Quarter 2006 to approximately 65.5% in the First Quarter 2007.

      Gross Profit. In the First Quarter 2007, gross profit was $1,248,646 or 16.7% of net sales, compared to gross profit of $1,512,706 or 17.0% of net sales in First Quarter 2006. The decrease in gross profit primarily reflects the decrease in net sales. The decrease in gross profit as a percentage of net sales represents a slight decrease in the sales of higher margin products.

      Selling and Marketing Expenses. Selling and marketing expenses were $95,342 in First Quarter 2007, a decrease of $60,360 or 38.8% from selling and marketing expenses of $155,702 in First Quarter 2006. The decrease in selling and marketing expenses were primarily attributable to lower sales and a change in the mix of products shipped, which translated into reduced cost of shipping supplies and a concerted effort to control the costs of meetings and conferences.

      General and Administrative Expenses. General and administrative expenses were $1,031,450 in First Quarter 2007, an increase of $182,067 or 21.4% from general and administrative expenses of $849,383 in First Quarter 2006. The increase primarily reflects the addition of professional staff to provide adequate financial reporting and reporting capabilities.

      Interest and Financing Costs. Interest and financing costs were $130,954 in First Quarter 2007, a decrease of $194,096 or 59.7% from interest and financing costs of $325,050 in First Quarter 2006. The decrease in interest and financing costs resulted from the decrease in the Company's debt outstanding as a result of its sale leaseback of its real estate.

      Gain on the Sale of Life Insurance Policy. In First Quarter 2006 there was a one-time gain on the sale of a life insurance policy of $53,047. There was no such gain in the First Quarter of 2007.

      Gain on sale of real estate. The company was required to defer recognition of a portion of the gain on the sale of its real estate in the fourth quarter of 2006. This gain is being recognized ratably over the twenty year term of its lease for the real estate. Accordingly, the Company recognized $9,509 during the First Quarter of 2007.

      Other Expenses. Other expenses in the First Quarter 2007 of $8,578 are primarily franchise taxes There were no "other expenses" incurred during the First Quarter of 2006.

      Income (Loss) before Income Taxes. The Loss before the impact of income taxes was $6,723 in First Quarter 2007 reflecting lower quarterly sales compared to income before the provision for income taxes of $235,618 in First Quarter 2006. There was an income tax expense of $64,764 for the First Quarter 2007 as compared to an income tax expense of $99,253 for First Quarter 2006

      Net Income. Net income decreased from $136,365 in First Quarter 2006 to a net loss of $71,487 in First Quarter 2007. The decrease in net income was primarily attributable to decreased shipments of parts and related defense components to one customer which caused the portion of revenues derived from such customer to decrease. Additionally the decrease was due to the provision for income taxes in the amount of $64,764 reflecting book to tax timing differences.

      Net Loss Attributable to Common Stock. The dividend payable on the Company's Series A preferred stock in the First Quarter 2006 exceeded the Company's net income during such period, resulting in a net loss attributable to common stock of $43,635. Our Series A preferred stock was automatically converted into common stock in August 2006, so there was no comparable charge in the First Quarter 2007.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      At March 31, 2007 and December 31 2006, as a result of our loan agreement with PNC Bank, which requires that all cash balances be swept on a daily basis, we had no cash or cash equivalents. At March 31, 2007, we had working capital of $5,159,821 as compared to working capital of $4,911,354 as of December 31, 2006. Subject to our need for cash to complete the acquisition of Welding Metallurgy, we believe that our cash requirements for operations in the next twelve months will be met by revenues from operations, cash reserves, and amounts available under the Loan Facility. We only recently completed the acquisition of Sigma Metals and although we believe that Sigma Metals will generate cash from operations during the balance of 2007, it is possible that it will be a net user of cash in the immediate future as it coordinates its operations with our existing business.

      We used $175,935 in operations during the quarter ended March 31, 2007. The use of cash in operations reflects an increase in our inventory of $608,490, an increase in our deposits with vendors of $596,217, an increase in prepaid expenses of $223,209, and a decrease in our accounts payable and accrued expenses of $66,389, partially offset by a reduction in our accounts receivable of $808,050. The increase in inventory resulted, in part, from work flow disruptions at our principal customer which prevented us from shipping all of the inventory originally anticipated. The increase in deposits with vendors and decrease in accounts payable is due to advanced payment requirements imposed by certain suppliers. As a result of efforts to reduce amounts due these suppliers, we anticipate that they may not require prepayments in the immediate future.

      Prior to the acquisition by us, AIM financed its operations and investments principally through revenues from operations. As a private company, AIM did not have many of the expenses which we have as a public company. Because AIM currently represent all of our operations, AIM will have to bear significantly increased cash requirements relating to the preparation of financial statements, compliance with requirements under the Securities Exchange Act of 1934, the registration of shares under the Securities Act of 1933, and other requirements applicable to public companies. We expect such cash requirements to be approximately $1,000,000 in 2007, since we are obligated to comply with Section 404 of Sarbanes-Oxley.

      In connection with the acquisition of AIM, we incurred notes payable obligations to the sellers in the aggregate principal amount of $1,627,262, of which $665,262 were in the form of convertible promissory notes which were, on January 26, 2007, converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share. The principal amount of the remaining note is $769,600 and is repayable by us in equal quarterly installments of $48,100 principal plus interest.

      The terms of the PNC Loan Facility are set forth in our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 . Under the PNC Loan Facility, as of March 31, 2007, we had revolving loan balances of $5,352,845 and a term loan balance of $330,090 and an equipment loan balance of $411,200. In addition, as of March 31, 2007 we had capital lease obligations to other parties totaling $937,516.

      As of March 31, 2007, one customer accounted for approximately 35.3% of our accounts receivable. In addition, this customer accounted for approximately 65.5% of net sales for the quarter ended March 31, 2007. In the event such customer is unable or unwilling to pay amounts due or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

      On April 16, 2007, we acquired all of the issued and outstanding capital stock of Sigma Metals pursuant to a Stock Purchase Agreement dated as of January 2, 2007, by and among the Company, as purchaser, and each of the three shareholders of Sigma Metals, as sellers (the "Sellers"), in exchange for $3,988,501 in cash, three promissory notes, one in favor of each Seller, in total principal amount of $1,084,173, and 6,604,102 shares of our Common Stock (at $0.2877 per share equaling $1,900,000).

      Sigma Metals is a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified metals. Sigma's products are sold to both aerospace/defense contractors as well as commercial accounts throughout the U.S. and numerous international markets. Customers include the world's largest aircraft manufacturers, subcontractors, original equipment manufacturers and various government agencies.

      To finance the acquisition of Sigma and provide us with additional working capital, portions of which may be used in connection with future acquisitions, we completed a private placement (the "Offering") to accredited investors of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3,2007, in which we received gross proceeds of $3,068,000, which will be used as working capital or in connection with future acquisitions. The holders of the Series B Preferred Stock are entitled to a cumulative annual dividend of 7% per annum which under certain circumstances, is payable in shares of the Company's stock. The shares of Series B Preferred Stock issued in the offering are initially convertible into 29,005,785 shares of the Company's common stock.

      Taglich Brothers, Inc. acted as Placement Agent in the Offering ("Placement Agent") and received: (i) a sales commission equal to 8% of the gross proceeds of the Offering, (ii) $25,000 as reimbursement of its actual and reasonable out-of-pocket expenses incurred in connection with Offering, including fees and expenses of its counsel, and (iii) warrants (the "Placement Agent Warrants"), exercisable during a five-year term, to purchase the number of shares of Common Stock equal to 10% of the number of shares of Common Stock into which the Preferred Stock sold in the Offering may be converted. The Placement Agent Warrants have a "cashless exercise" feature and are exercisable at the price per share equal to the per share conversion price-equivalent with respect to the Preferred Stock.

      In connection with the acquisition of Sigma, we also amended and modified the terms of the Loan Facility with PNC to allow for Sigma to become a borrower under the Loan Facility. As a result of Sigma becoming a borrower under the Loan Facility, Sigma pledged all of its assets and properties to PNC to secure its obligations under the Loan Facility. In addition to the foregoing the termination date of the Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased by $2,000,000, from $9,000,000 to $11,000,000.

      On March 9, 2007, we entered into a Stock Purchase Agreement (the "Welding Agreement") to acquire Welding Metallurgy, Inc. for aggregate consideration of $6,050,000, subject to adjustment for working capital, payable in a combination of cash, a secured promissory note and shares of the Company's common stock. The Company currently anticipates closing this acquisition in mid-June, 2007, subject to continued due diligence by the Company and various conditions, including the ability of the Company to obtain the consent of its lender and such additional debt or equity financing as may be necessary to close the transaction. There can be no assurance that the Company will be able to close this acquisition on the anticipated closing dates, if at all.

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

Risks of the Acquisition

      There can be no assurance that any benefits to the businesses of AIM, Sigma Metals and such other entities we may acquire, will be achieved by their acquisition by a public company, or that their results of operations will not be adversely impacted by the transactions. The process of combining the organizations of diverse private companies into a public company could cause fundamental changes in their businesses, which could have an adverse effect on the results of their operations.

      The past results of AIM's and Sigma's operations are not necessarily indicative of the future results of our operations. In addition, AIM's and Sigma's results of operations will be affected by the significant increase in expenses relating to financial statements preparation and other requirements applicable to publicly traded companies.

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

      In general, AIM has derived a material portion of its revenue from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sikorsky accounted for approximately 65.5% of our sales during the quarter ended March 31, 2007. Any adverse change in our relationship with such customer could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

Our indebtedness may affect operations.

      As described under "Management's Discussion and Analysis or Plan of Operations - Financial Liquidity and Capital Resources", we have significant indebtedness. We are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance, which is subject to many factors, some of which are outside our control. In addition, our Loan Facility is secured by substantially all of our assets. In the case of a continuing default under our Loan Facility, the lender will have the right to foreclose on each of AIM's and Sigma's assets, which would have a material adverse effect on the Company. Payment of principal and interest on the Loan Facility may limit our ability to pay cash dividends to shareholders and the documents governing the Loan Facility prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

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

Potential Adverse Effect on Market Price of Securities from Future Sales of Common Stock

      Future sales of Common Stock pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of the Common Stock. We filed a Registration Statement on form SB-2 covering the resale by selling security holders of more than 60,000,000 shares of Common Stock that was declared effective in August 2006. In addition, we registered, on Form S-8 under the Securities Act an additional 10,000,000 shares of Common Stock, which are the shares available for issuance under our 2005 Stock Incentive Plan, of which, as of March 31, 2007, we have granted stock options to purchase 5,975,000 shares of our Common Stock. In connection with the acquisition of Sigma Metals we issued our Series B Preferred Stock which is convertible into 29,005,785 shares of our common stock which we are obligated to register for resale under the Securities Act. In addition, shares of our Common Stock held for one year or more will be eligible for public resale pursuant to Rule 144. The number of our shares available for sale pursuant to registration statements or Rule 144 is enormous relative to the trading volume of our shares. Any attempt to sell a substantial number if our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our Common Stock.

Effect of Stock Options

      Our 2005 Stock Incentive Plan allows for the issuance of up to 10,000,000 shares of Common Stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the Company. As of March 31, 2007, 6,380,000 options to purchase shares of common stock were outstanding under our 2005 Stock Incentive Plan. The committee administering such plans will have sole authority and discretion to grant options under such plans. We may grant options which become immediately exercisable in the event of a change in control of the Company and in the event of certain mergers and reorganizations of the Company. The existence of such options could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock and may have the effect of delaying or preventing a change in control of the Company. The issuance of additional shares upon the exercise of such options could also decrease the amount of earnings and assets available for distribution to the holders of the Common Stock and could result in the dilution of voting power of the Common Stock.

Prior to November 30, 2005, AIM, and prior to April 16, 2007, Sigma, was not subject to Sarbanes-Oxley regulations and, therefore, may have lacked the financial controls and procedures of public companies.

      Neither AIM nor Sigma Metals, and in all likelihood, such other entities we may acquire in the immediate future, had the internal or financial control infrastructure necessary to meet the standards of a public company, including the standards required by the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley"). Because AIM and Sigma Metals were not subject to Sarbanes Oxley, their internal and financial controls reflected their status as non-public companies and they did not have the internal infrastructure necessary to complete an attestation about its financial controls that would be required under Section 404 of Sarbanes Oxley. We are now required to comply with portions of Sarbanes Oxley. There can be no assurance that we will be able to comply with all of the requirements of Sarbanes Oxley on a timely basis and currently estimate that the costs of complying with Sarbanes Oxley and other requirements associated with being a public company were approximately $750,000 during calendar year 2006, and will likely increase as we adopt procedures necessary to comply with Section 404 of Sarbanes Oxley.

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

      Because AIM was subject to stringent performance criteria imposed by its customers and as a consequence of its government contracts, in our management's estimation, its disclosure controls and procedures were superior to those of most privately held companies of comparable size. We only recently completed our acquisition of Sigma Metals and are continuing our evaluation of its financial systems commenced during the due diligence period prior to acquisition. The controls and procedures of AIM and Sigma Metals were not designed to facilitate the external inancial reporting required of a publicly held company. Although no material weaknesses were foundin our disclosure controls and procedures as of March 31, 2007 to ensure the reliability of future financial reports, our management has determined to complete the implementation of a total financial and operating control system that AIM installed during 2005, and to review the financial systems of Sigma Metals thoroughly to determine what modifications to its systems are required to enable us to fulfill our reporting obligations. In addition, management has determined to hire support personnel experienced with the reporting requirements imposed upon public companies to facilitate the timely preparation of accurate financial reports. Except for these planned changes and those resulting from the acquisition of Sigma Metals, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2007 or during the quarter ended March 31, 2007.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      The Company was involved in litigation with J.C. Herbert Bryant, III, a former officer, director and shareholder of the Company, and KMS-Thin Tab 100, Inc., which was settled in September 2002. As part of the settlement, the Company entered into a distribution agreement with KMS permitting it to purchase certain products from the Company and to exclusively distribute those products in Florida from Orlando south. In October 2003, the Company terminated the distribution agreement with KMS. On December 1, 2003, the Company filed suit against KMS in the Palm Beach County Circuit Court for breach of contract, trademark infringement and for a declaration of rights that the distribution agreement is terminated. KMS answered the complaint and filed its own counterclaim for fraud in the inducement, trademark infringement, dilution and fraudulent misrepresentation; the fraud-based counterclaims were dismissed with prejudice by the Court on summary judgment. KMS subsequently amended its counterclaim to allege a breach of contract under the distribution agreement. In January 2005, the State Court in Florida ruled that neither party should prevail and rejected a request for attorney's fees by KMS of approximately $60,000. KMS subsequently filed a notice of appeal. Subsequent to the Company's emergence from Bankruptcy, KMS requested that the Bankruptcy Court reopen our bankruptcy case and award it the attorney's fees previously rejected by the Florida State Court. The Bankruptcy Court granted the motion in so far as it allowed KMS to prosecute in the Fourth District Court of Appeal in Florida its appeal of the State Court decision. Subsequently, KMS filed its appeal and brief with the Fourth District seeking attorney's fees. On April 25, 2007, the Fourth District Court of Appeals issued a per curiam opinion affirming the lower court's determination that neither party should be awarded attorney's fees.

Item 4. Unregistered Sales of Equity Securities and Use of Proceeds.

            In connection with the acquisition of AIM, we issued notes payable in the aggregate principal amount of $1,627,262, of which $665,262 were in the form of convertible promissory notes. Effective January 26, 2007, these notes were converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share. There were no cash proceeds to us as a result of these conversions.

            Inasmuch as the convertible promissory notes were held by individuals who are officers and directors of the Company, we believe the conversion of the notes was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.  Description of Exhibit

10.1 Separation Agreement and General Release between the Company and Michael A. Gales dated March 15, 2007 (Incorporated by reference to Report of Form 8-K dated march 15, 2007.

10.2 Letter of Clarification between the Company and Michael A. Gales dated May 11, 2007

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

Dated: May 15, 2007

                                      GALES INDUSTRIES INCORPORATED


                                      By: /s/ Peter D. Rettaliata
                                          --------------------------------------
                                          Peter D. Rettaliata
                                          President and Chief Executive Officer


                                          /s/ Louis A. Giusto
                                          --------------------------------------
                                          Louis A. Giusto
                                          Vice Chairman, Chief Financial Officer
                                          and Treasurer (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.  Description of Exhibit

10.2 Letter of Clarification between the Company and Michael A. Gales dated May 11, 2007

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