Form 10QSB
period 2007-06-30
AIR INDUSTRIES GROUP, INC.
filed 2007-08-14
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-29245

                           AIR INDUSTRIES GROUP, INC.

                    (Formerly Gales Industries Incorporated).
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,008,469 shares of Common Stock, $.001 per share, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)

                                      INDEX

                                                                               Page No.
                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements..............................3

          Condensed Consolidated Balance Sheet as of June 30, 2007
          (unaudited) and December 31, 2006........................................3

          Condensed  Consolidated Statement of Operations for the three month and six month periods ended June 30, 2007 (unaudited)
          and 2006 (unaudited).....................................................4

          Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2007 (unaudited) and 2006 (unaudited) ............5

          Notes to Condensed Consolidated Financial Statements.....................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................10

Item 3.   Controls and Procedures.................................................19

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.............20

Item 4.   Submission of Matters to a Vote of Security Holders.....................20

Item 6.   Exhibits and Reports on Form 8-K........................................21

SIGNATURES........................................................................22

                          PART I. FINANCIAL INFORMATION
                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)
                      Condensed Consolidated Balance Sheet

                                                                                   June 30, 2007     December 31, 2006
                                                                                    (unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                                         $  1,010,522       $         --
  Accounts Receivable, Net of Allowance for Doubtful
  Accounts of $244,597 and $176,458                                                    6,331,004          3,508,957
  Inventory                                                                           20,360,593         15,257,641
  Prepaid Expenses and Other Current Assets                                              261,082            232,749
  Deposits                                                                               692,578            180,456
                                                                                    ------------       ------------
Total Current Assets                                                                  28,655,779         19,179,803

  Property and Equipment, net                                                          3,394,883          3,565,316
  Deferred Financing Costs                                                               346,820            369,048
  Other Assets                                                                           486,885             63,522
  Goodwill                                                                             6,434,282          1,265,963
  Income Taxes Receivable                                                                 60,260                 --
  Deposits                                                                               424,490            448,530
                                                                                    ------------       ------------
TOTAL ASSETS                                                                        $ 39,803,399       $ 24,892,182
                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts Payable and Accrued Expenses                                             $  7,501,566       $  7,648,426
  Notes Payable - Revolver                                                             9,899,414          5,027,463
  Notes Payable - Current Portion                                                        127,776            127,776
  Notes Payable - Sellers - Current Portion                                              555,004            192,400
  Capital Lease Obligations - Current Portion                                            166,397            407,228
  Due to Sellers                                                                              --             53,694
  Dividends Payable                                                                      120,003            120,003
  Deferred Gain on Sale - Current Portion                                                 38,033             38,033
  Income Taxes Payable                                                                        --            653,426
                                                                                    ------------       ------------
Total current liabilities                                                             18,408,193         14,268,449

Long term liabilities
  Notes Payable - Net of Current Portion                                                 709,070            645,458
  Notes Payable - Sellers - Net of Current Portion                                     1,603,673          1,290,562
  Capital Lease Obligations - Net of Current Portion                                     776,988            552,589
  Deferred Tax Liability                                                                 695,379            512,937
  Deferred Gain on Sale - Net of Current Portion                                         694,101            713,118
  Deferred Rent                                                                          134,487             39,371
                                                                                    ------------       ------------
Total liabilities                                                                     23,021,891         18,022,484
                                                                                    ------------       ------------
Commitments and contingencies
Stockholders Equity
  Preferred Stock - $0.001 Par Value, 8,003,716 Shares Authorized                             --                 --
    Series B Convertible Preferred - $0.001 Par Value, 2,000,000 Shares
    Authorized 802,300 and 0 Shares Issued and Outstanding as of June 30, 2007
    and December 31, 2006 respectively                                                     8,023                 --
  Common Stock - $0.001 Par, 120,055,746 Shares Authorized
    67,008,469 and 57,269,301 Shares Issued and Outstanding
    as of June 30, 2007 and December 31, 2006 respectively                                67,009             57,269
    Additional Paid-In Capital                                                        18,179,678          7,898,702
    Accumulated Deficit                                                               (1,473,202)        (1,086,273)
                                                                                    ------------       ------------
Total Stockholders' Equity                                                            16,781,508          6,869,698
                                                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 39,803,399       $ 24,892,182
                                                                                    ============       ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30                          June 30
                                                -----------------------------     -----------------------------
                                                    2007             2006             2007             2006
                                                ------------     ------------     ------------     ------------
Net sales                                       $ 10,989,536     $  9,220,165     $ 18,477,666     $ 18,118,437

Cost of Sales                                      8,616,698        7,467,326       14,856,182       14,852,892
                                                ------------     ------------     ------------     ------------

Gross profit                                       2,372,838        1,752,839        3,621,484        3,265,545

Operating costs and expenses:
  Selling and marketing                              525,536          142,543          620,878          298,245
  General and administrative                       1,804,962        1,024,550        2,836,412        1,873,933
                                                ------------     ------------     ------------     ------------
Income from operations                                42,340          585,746          164,194        1,093,367

Interest and financing costs                         280,869          362,126          411,823          687,176
Gain on sale of life insurance policy                     --               --               --          (53,047)
Gain on Sale of Real Estate                           (9,509)              --          (19,018)
Other Income                                          (8,441)            (803)          (9,887)            (803)
Other Expenses                                        16,726               --           25,304               --
                                                ------------     ------------     ------------     ------------
(Loss) income before income taxes                   (237,305)         224,423         (244,028)         460,641

Provision for income taxes                            78,138           84,855          142,903          184,108
                                                ------------     ------------     ------------     ------------
Net (loss) income                                   (315,443)         139,568         (386,931)         275,933

Less: Dividend attributable to

preferred stockholders                               110,964          180,000          110,964          360,000
                                                ------------     ------------     ------------     ------------
Net loss attributable to common stockholders    $   (426,407)    $    (40,432)    $   (497,895)    $    (84,067)
                                                ============     ============     ============     ============

Loss per share (basic and diluted)              $      (0.01)    $      (0.00)    $      (0.01)    $      (0.00)
                                                ============     ============     ============     ============

Weighted average shares outstanding
(basic and diluted)                               65,667,564       14,723,421       62,241,376       14,723,421
                                                ============     ============     ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                         -----------------------------
                                                                              2007             2006
   CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income                                                            (386,931)    $    275,933
  Adjustments to Reconcile Net (Loss) Income to Net
    Cash Used in Operating Activities, net of effects of acquisition:
    Depreciation and amortization of property and equipment                   341,482          278,449
    Bad Debt Expense                                                           68,139               --
    Non-Cash Compensation Expense                                             266,503           65,405
    Warrants issued for services                                               31,304           18,125
    Accrued Interest on Notes Payable-Sellers                                  16,604               --
    Amortization of deferred financing costs                                   64,728           65,902
    Gain on Sale of Real Estate                                               (19,018)              --
    Deferred Taxes                                                            182,442          (13,573)
Changes in Assets and Liabilities
(Increase) Decrease in Assets:
  Accounts receivable                                                        (211,392)        (483,511)
  Income Taxes Receivable                                                     (60,260)              --
  Inventory                                                                (2,281,450)      (1,003,327)
  Prepaid expenses and Other Current Assets                                    16,770           44,779
  Deposits                                                                   (464,042)         (26,146)
  Cash surrender value - officer's life insurance                                  --           26,233
  Other assets                                                               (400,600)              84
Increase (Decrease) in Liabilities:
  Accounts payable and accrued expenses                                    (1,993,173)         (18,569)
  Income Taxes Payable                                                       (653,426)              --
  Deferred Rent                                                                95,116               --
                                                                         ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                      (5,387,204)        (770,216)
                                                                         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition, including transaction costs
  of $280,500                                                              (4,341,296)              --
  Cash Paid for Deposit on Leasehold Improvements                             (24,040)              --
  Purchase of property and equipment                                          (47,434)        (143,936)
  Cash paid for Deferred Financing Costs                                      (42,500)              --
                                                                         ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                      (4,455,270)        (143,936)
                                                                         ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                                           8,023,000               --
  Payment of Issuance Costs of Private Placement                             (698,840)              --
  Principal payments of
  capital lease obligations                                                   (16,432)        (178,540)
  Repayment of notes payable to Officers and Sellers                         (210,128)         (48,248)
  Proceeds (repayments) from notes payable, net                            (1,116,555)       1,308,832
  Proceeds  from Notes Payable-Revolver                                     4,871,951               --
                                                                         ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  10,852,996        1,082,044
                                                                         ------------     ------------
Net increase in cash and cash equivalents                                   1,010,522          167,892
Cash and cash equivalents at the beginning of period                               --        1,058,416
                                                                         ------------     ------------
Cash and cash equivalents at the end of period                           $  1,010,522     $  1,226,308
                                                                         ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $    126,616     $    413,266
                                                                         ============     ============

  Cash paid during the period for taxes                                  $    678,729     $         --
                                                                         ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)

           Condensed Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)

Supplemental disclosure of non-cash investing financing activities:

 Note Payable-Seller and accrued interest
 converted to common stock                                                 $   719,773              --
                                                                           ===========     ===========

   Purchase of all capital stock of Sigma Metals, Inc and assumption of liabilities in the acquisition as follows:

     Fair Value of Tangible Assets acquired                                $ 5,691,777
     Goodwill                                                                5,168,319
     Cash paid (includes transaction costs of $280,500)                     (4,341,296)
     Notes payable issued to Sellers                                        (1,497,411)
     Common stock issued                                                    (1,957,000)
                                                                           -----------
      Liabilities assumed                                                  $ 3,064,389
                                                                           ===========

See notes to condensed consolidated financial statements

Note 1. FORMATION AND BASIS OF PRESENTATION

      On June 26, 2007, we changed our name from Gales Industries Incorporated to Air Industries Group, Inc.

      On April 16, 2007, we acquired all of the issued and outstanding capital stock of Sigma Metals, Inc. ("Sigma"), pursuant to a certain Stock Purchase Agreement, dated as of January 2, 2007, from the three shareholders of Sigma (the "Sellers"), in exchange for, $4,060,796 in cash, three promissory notes, one in favor of each Seller, in the total principal amount of $1,497,411, and 7,337,891 shares of our Common Stock (at $0.25893 per share equaling $1,900,000 and $57,000 of the purchase price resulted from a 10% discount on the share price used to calculate the number of shares going to the sellers as part of the purchase price. Soft costs incurred as a result of this acquisition amount to $280,000. The purchase price is subject to adjustment upon agreement with the Sellers as to Sigma's earnings from January 1, 2007 to April 16, 2007).

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

      Our operating results for the quarter ended June 30, 2007, include the results of the operations of Sigma beginning on April 17, 2007. In accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the acquisition of Sigma was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141 and are reflect in the balance sheet of the Company as of June 30, 2007 included herein. The Company is in the process of finalizing the allocation of the purchase price to the assets and liabilities based on their relative fair values.

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

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Share-Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R) "Share Based Payments" which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. The Company recorded in the accompanying statement of operations an expense of of $58,905 and $39,500 for the three month period ended June 30, 2007 and 2006, respectively and an expense of $266,503 and $65,405 for the six month period ended June 30, 2007 and 2006, respectively, in accordance with the measurement requirements under SFAS No. 123(R) (See Note 4). The Company adopted SFAS No. 123(R), effective in 2005.

Taxes

      Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

Note 3. CONVERSION OF NOTES PAYABLE

      On January 26, 2007, two executive officers exercised their right to convert $665,262 principal amount of our notes plus accrued interest of $54,511 into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share.

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

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the six months ended June 30, 2007 and 2006, 2,280,000 and 0 stock options were granted, respectively.

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

      At June 30, 2007 and 2006, 2,463,333 and 790,000 options are vested and exercisable, respectively. The weighted average exercise price of exercisable options at June 30, 2007 was $0.43 per share.

      During the quarter ended March 31, 2007, the Company issued warrants to purchase an aggregate of 20,833 shares to a consultant for services rendered. These warrants have a term of five years and an exercise price equal to 120% of the average closing price of the Company's Common Stock during the month immediately preceding the date of issuance. These warrants have a cashless exercise feature. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $5,514 in its consolidated statement of operations for the six months ended June 30, 2007. The Company's agreement with this consultant was terminated during the first week of September 2006.

      In addition, warrants to acquire 125,000 shares with a grant date of March 16, 2007 were issued to another consulting firm. These warrants are exercisable at a per share price of $0.28 the average closing price of the Company's common stock for the 20 days preceding the date of grant, and have a cashless exercise feature and vested on the grant date. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $25,789 in its consolidated statement of operations for the quarter ended March 31, 2007.

      The Company issued to Taglich Brothers, Inc., placement agent for the private offering of the Company's Series B Convertible Preferred Stock described in Note 5, warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305 in addition to other consideration. These warrants have a term of five-years and a cashless exercise feature. These warrants were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital resulting from the offering.

Note 5. ISSUANCE OF SERIES B PREFERRED STOCK

      To finance the acquisition of Sigma and provide us with additional working capital, we completed a private placement of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000.

      The Company issued to Taglich Brothers, Inc. placement agent for the private offering of the Company's Series B Convertible Preferred Stock:
      (i) a sales commission of $641,840 or 8% of the gross proceeds of the offering, (ii) $25,000 as reimbursement of its actual and reasonable out-of-pocket expenses incurred in connection with offering, including fees and expenses of its counsel, and (iii) warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature. The preferred stock contains a 7% cumulative non-declared dividend which amounted to $110,964 for the six months ended June 30, 2007.

Note 6. AMENDMENT OF CREDIT FACILITY

      On April 19, 2007, in connection with the acquisition of Sigma Metals, the Company entered into a Third Amendment to the Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement with PNC Bank. The amendment cost $42,500 and modified the terms of the Loan Facility with PNC to allow for Sigma to become a borrower under the Loan Facility. This cost is being amortized over the remaining term of the credit facility. As a result of Sigma becoming a borrower under the Loan Facility, Sigma pledged all of its assets and properties to PNC to secure its obligations under the Loan Facility. In addition, the termination date of the Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased by $2,000,000, from $9,000,000 to $11,000,000. The
      Company remains in compliance with its Debt covenants.

Note 7. CASHLESS EXERCISE OF OPTIONS TO FORMER CHARIMAN

      On May 17, 2007, the former Executive Chairman converted 250,000 of his options into 90,580 shares of Company Common Stock pursuant to the cashless exercise feature contained in his option agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2006.

General

We manufacture aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During 2006, approximately 85% of our revenues were derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constituted less than 8.5% of our revenues. We have evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. We currently produce over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, rocket launching systems, arresting gear, vibration absorbing assemblies, landing gear components and many other subassembly packages.

As a result of our acquisition on April 16, 2007, of Sigma Metals, Inc. we are now also a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified materials sourced from suppliers throughout the world. Our metals products are sold to both commercial and defense aerospace manufacturers, throughout the U.S. and in numerous international markets. Our metals customers include prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and various subcontractors to aerospace manufacturers

Sales of parts and services to one customer accounted for approximately 49.6% of our consolidated revenue in the second quarter of 2007, and are subject to General Ordering Agreements which extend through 2013.

Results of Operations

      We completed the acquisition of our metals distribution operations on April 16, 2007, and the results of such operations from April 17, 2007, are included in our financial statements for the quarter ended June 30, 2007, and reflected in the discussion below.

Results of Operations

Three months ended June 30, 2007 compared with three months ended June 30, 2006

      Net Sales. Net sales were $10,989,536 for the three months ended June 30, 2007 ("Second Quarter 2007"), an increase of $1,769,371 or 19.20% from net sales of $9,220,165 for the three months ended June 30, 2006 ("Second Quarter 2006"). The increase in net sales was primarily attributable to the acquisition of our metals distribution business which generated net sales during the period of $2,784,424 partially offset by a reduction of $1,015,053 in the net sales from our pre-existing operations as compared to the Second Quarter 2006. The reduction in sales for the Second Quarter 2007 as compared to the Second Quarter 2006 is primarily attributable to the continued delays of our largest customer in accepting delivery of products manufactured at its direction.

      Gross Profit. In the Second Quarter 2007, gross profit was $2,372,838 or 21.60% of net sales, compared to gross profit of $1,752,839 or 19.01% of net sales in Second Quarter 2006. The increase in gross profit primarily reflects the contribution of $622,913 from our newly acquired metals distribution operation, partially offset by a reduction in the gross profit of our pre-existing operations. The increase in gross profit margin reflects an increase in the gross profit margin of our pre-existing operations to 21.3% and the fact that the gross profit margin at our metals distribution operation was 22.4% during the Second Quarter 2007.

      Selling and Marketing Expenses. Selling and marketing expenses were $525,536 in Second Quarter 2007, a increase of $382,993 or 268.8% from selling and marketing expenses of $142,543 in Second Quarter 2006. The increase in selling and marketing expenses is attributable to expenses associated with our recently acquired metals distribution operation slightly offset by a reduction of $25,984 in selling and marketing expenses of our pre-existing operations.

      General and Administrative Expenses. General and administrative expenses were $1,804,962 in Second Quarter 2007, an increase of $780,412 or 76.17 % from general and administrative expenses of $1,024,550 in Second Quarter 2006. The increase reflects the general and administrative expenses of our metals distribution operations, costs related to the integration of the operating and financial systems of our metals distribution operations into our general systems, cost of upgrading our financial reporting systems to accommodate future acquisitions, and the increased expense of preparing to comply with Section 404 of Sarbanes-Oxley by yearend.

      Interest and Financing Costs. Interest and financing costs were $280,869 in Second Quarter 2007, a decrease of $81,257 or 22.44% from interest and financing costs of $362,126 in Second Quarter 2006. The decrease in interest and financing costs resulted from the decrease in our debt outstanding as a result of the sale and leaseback of our headquarters in October 2006 partially offset by the debt incurred to acquire our metals distribution operations.

      Gain on sale of real estate. We are required to defer recognition of a portion of the gain on the sale of our headquarters in the fourth quarter of 2006. This gain is being recognized ratably over the twenty year term of our lease for this real estate. Accordingly, we recognized $9,509 during the Second Quarter of 2007.

      Income (Loss) before Income Taxes. The Loss before the impact of income taxes was $237,305 in Second Quarter 2007 compared to income before the provision for income taxes of $224,423 in Second Quarter 2006, a decrease of $461,728 year over year. This was a function of lower sales for our pre-existing operations, which was down $1,015,053 (or 11%) in the Second Quarter of 2007 as compared to the year earlier period, as a major customer continued to defer shipments as it recovers from prior years' operating difficulties. In addition, we recognized higher general and administrative expenses as we moved toward becoming compliant with Sarbanes-Oxley by yearend and realized the cost of integrating our metals distribution business into the pre-existing company's operating and financial control systems.

      Net Loss. Net income decreased from $139,568 in Second Quarter 2006 to a net loss of $315,443 in the Second Quarter of 2007. The decrease was primarily attributable to lower revenue from our pre-existing operations and other factors discussed above. The effect of FAS 109, income tax expense was minimal period over period, as it remained relatively constant.

      Net Income (Loss) Attributable to Common Stockholders. The dividend payable on the our Series A preferred stock in the Second Quarter 2006 exceeded our net income during such period, resulting in a net loss attributable to common stock of $40,432. Our Series A preferred stock was automatically converted into common stock in August 2006. In April and May of 2007, we issued Series B Preferred Stock. The dividend on our Series B Preferred Stock for the six months ended June 30, 2007 increased our net loss attributable to common stockholders to $426,407

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

      Net Sales. Net sales were $18,477,666 for the six months ended June 30, 2007, an increase of $359,229 (or 2.00%) from net sales of $18,118,437 for the six months ended June 30, 2006 The increase in net sales was primarily attributable to the consolidation of $2,784,424 of net sales from the metals distribution operations acquired on April 16, 2007. Net sales of our pre-existing operations decreased by $2,425,195 or 13% from the net sales recorded in the six months ended June 30, 2006. The reduction in sales at our pre-existing operations for the six months end June 30, 2007 as compared to the six months ended June 30, 2006 is primarily attributable to the continued delay of our largest customer accepting delivery of products manufactured at its direction.

      Gross Profit. In the six months ended June 30, 2007, gross profit was $3,621,484 or 19.60% of net sales, compared to gross profit of $3,265,545 or 18.02% of net sales in six months ended June 30, 2006, an improvement of 10.9% in gross profit and 1.58% in gross profit margin. The increase in gross profit primarily reflects the contribution of out metals distribution operation offset by a reduction in the gross profit at our pre-existing operations. The increase in gross profit margin reflects the combined effect an increase in the gross profit margin of our pre-existing operations for the first six months of 2007 to 19.11% and the gross margin of our metals distribution operations that was acquired during the period of 22.4%.

      Selling and Marketing Expenses. Selling and marketing expenses were $620,878 in the six months ended June 30, 2007, an increase of $322,633 or 108.2% from selling and marketing expenses of $298,245 in the six months ended 2006. The increase in selling and marketing expenses is attributable to expenses of our metals distribution operations. Our pre-existing operations selling and marketing expenses decreased year over year for the period by $101,238, or 34%%, due to lower sales.

      General and Administrative Expenses. General and administrative expenses were $2,836,412 in the first six months of 2007, an increase of $962,479 or
51.36 % from general and administrative expenses of $1,873,933 in the six months ended June 30, 2006. The increase primarily reflects a combination of the expense for our metals distribution operations of $223,871 for the two and a half months during the second quarter that this operation was consolidated with our pre-existing operations . In addition, we incurred costs related to the integration of the metals operations and financial systems into our pre-existing systems, and the cost of upgrading our financial reporting systems to accommodate future acquisitions and preparing to comply with Section 404 of Sarbanes-Oxley by yearend.

      Interest and Financing Costs. Interest and financing costs were $411,283 in six months ended June 30, 2007, a decrease of $275,893 or 40.15% from interest and financing costs of $687,176 in six months ended 2006. The decrease in interest and financing costs resulted from the decrease in the levels of our outstanding debt as a result of the sale leaseback of our headquarters in October 2006, partially offset by the increase in debt associated with the acquisition of our metals distribution operations.

      Gain on sale of real estate. We were required to defer recognition of a portion of the gain on the sale of our headquarters in the fourth quarter of 2006. This gain is being recognized ratably over the twenty year term of the lease for this real estate. Accordingly, we recognized $19,018 during the six months ended June 30, 2007.

      Income (Loss) before Income Taxes. The Loss before the impact of income taxes was ($244,028) in the six months ended June 30, 2007 as compared to pre-tax income in the same period for the prior year of $460,041, a decrease of $704,069. This was a function of lower sales during the first half 2007 at our pre-existing operations, which decreased by $2,425,196 (or 13.4%) from the prior year's $18,118,437, as a major customer continued to delay shipments as it recovers from prior year's operating difficulties, and the increased general and administrative expenses caused by the items discussed above.

      Net Income (Loss). Net income decreased from $275,933 in the six months ended June 30, 2006 to a net loss of $386,931 in the first six months of 2007. The decrease in net income was attributable to the factors discussed above. The effect of FAS 109, income tax expense was minimal period over period, as it remained relatively constant.

      Net Income (Loss) Attributable to Common Stockholders. The dividend payable our Series A preferred stock in the six months ended 2006 exceeded our net income during such period, resulting in a net loss attributable to common stock of $84,067. Our Series A preferred stock was automatically converted into common stock in August 2006. The dividend related to our Series B preferred stock during the six months ended June 30, 2007 increased our net loss attributable to common stockholders during such period, resulting in a net loss attributable to common stockholders of $497,895. Our Series B preferred stock accrues interest at a rate of 7% per annum.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      At June 30, 2007 and December 31 2006, we had cash or cash equivalents of $1,010,522 and $0, respectively. The loan agreement between PNC and our operating subsidiaries requires that all cash be swept on a daily basis to our loan accounts. The $1,010,522 currently on hand represents the portion of the proceeds of our private placement completed in April, 2007, that has yet to be applied to operations. At June 30, 2007, we had working capital of $ 10,247,587 as compared to working capital of $4,911,354 as of December 31, 2006. This increase in working capital reflects the proceeds of the placement of our Series B Preferred Stock, offset by the cost of acquiring our metals distribution operations and our negative cash flow from operations during the first half of 2007. Subject to our need for cash to complete the acquisition of Welding Metallurgy, we believe that our cash requirements for operations in the next twelve months will be met by revenues from operations, cash reserves, and amounts available under the Loan Facility. We only recently completed the acquisition of our metals distributions operations and although we believe that these operations will generate cash during the balance of 2007, it is possible that they will be a net user of cash in the immediate future as we integrate them into our existing business.

      We used $5,387,204 in operations during the six months ended June 30, 2007. The use of cash in operations reflects an increase in our inventory of $2,281,450, an increase in our deposits with vendors of $464,042, a decrease in prepaid expenses of $16,770, a decrease in our accounts payable and accrued expenses of $1,993,175, and an increase in the accounts receivable associated with our pre-existing operations of $211,392. The increase in inventory resulted primarily from the acquisition of our metals operations and, in part, from work flow disruptions at our principal customer which prevented us from shipping all of the inventory originally anticipated. The increase in deposits with vendors and decrease in accounts payable are due to advanced payment requirements imposed by certain suppliers. As a result of efforts to reduce amounts due these suppliers, we anticipate that they may not require prepayments in the immediate future.

      In connection with the acquisition of Air Industries Machining Corp. , we incurred notes payable obligations to the sellers in the aggregate principal amount of $1,627,262, of which $665,262 were in the form of convertible promissory notes which were, on January 26, 2007, converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share. The principal amount of the remaining note is $721,500 and is repayable by us in equal quarterly installments of $48,100 principal plus interest.

      In connection with the acquisition of Sigma Metals, we incurred notes payable obligations to the former shareholders of Sigma Metals in the aggregate principal amount of $1,497,411. The principal balance of the remaining balance is $1,437,177 and is repayable by us in equal monthly installments of $30,117 principal, plus interest.

      The terms of the PNC Loan Facility are set forth in our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Under the PNC Loan Facility, as of June 30, 2007, we had revolving loan balances of $9,899,414, a term loan balance of $298,146, an equipment loan balance of $411,200, and an outstanding stand-by letter of credit in the amount of $127,500. In addition, as of June 30, 2007 we had capital lease obligations to other parties totaling $943,385.

      On April 16, 2007, we acquired Sigma Metals pursuant to a Stock Purchase Agreement dated as of January 2,2007, with the three shareholders of Sigma Metals, as sellers (the "Sellers"), in exchange for, subject to adjustment upon determination of the earnings of Sigma for the period January 1, 2006 through April 16,2007, $4,060,796 in cash, three promissory notes, one in favor of each Seller, in total principal amount of $1,497,411, and 7,337,891 shares of our Common Stock (at $0.25893 per share equaling $1,900,000).

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

      To finance the acquisition of Sigma and provide us with additional working capital, portions of which may be used in connection with future acquisitions, we completed a private placement (the "Offering") of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3,2007, in which we received gross proceeds of $3,068,000, which will be used as working capital or in connection with future acquisitions. The holders of the Series B Preferred Stock are entitled to a cumulative annual dividend of 7% per annum which under certain circumstances, is payable in shares of the Company's stock. The shares of Series B Preferred Stock issued in the offering are initially convertible into 29,005,785 shares of the Company's common stock.

      We paid Taglich Brothers, Inc. placement agent for the private offering of our series B convertible preferred stock: (i) a sales commission of $641,840 or 8% of the gross proceeds of the offering, (ii) $25,000 as reimbursement of its actual and reasonable out-of-pocket expenses incurred in connection with offering, including fees and expenses of its counsel, and (iii) warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature and were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital.

      In connection with the acquisition of Sigma, we also amended and modified the terms of the Loan Facility with PNC to allow for Sigma to become a borrower under the Loan Facility. The cost of this amendment was $42,500 and is being amortized over the remaining term of the Credit Facility. As a result of Sigma becoming a borrower under the Loan Facility, Sigma pledged all of its assets and properties to PNC to secure its obligations under the Loan Facility. In addition to the foregoing the termination date of the Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased by $2,000,000, from $9,000,000 to $11,000,000.

      As of June 30, 2007, one customer accounted for approximately 31% of our accounts receivable. In addition, this customer accounted for approximately 49.6% of net sales for the quarter ended June 30, 2007. In the event such customer is unable or unwilling to pay amounts due or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

      On March 9, 2007, we entered into a Stock Purchase Agreement (the "Welding Agreement") to acquire Welding Metallurgy, Inc. for aggregate consideration of $6,050,000, subject to adjustment for working capital, payable in a combination of cash, a secured promissory note and shares of the Company's common stock. We currently anticipate closing this acquisition in mid-August, 2007, subject to continued due diligence by the Company and various conditions, including our ability to obtain the consent of our lender and such additional debt or equity financing as may be necessary to close the transaction. There can be no assurance that we will be able to close this acquisition on the anticipated closing date, if at all.

Cautionary Note Regarding Forward-Looking Statements

      Our disclosure and analysis in this report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

      Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, these statements and other projections and statements contained herein expressing general optimism about future operating results and non-historical information, are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

      Investors are cautioned that our forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

      As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

      We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-KSB, Form 10-QSB and Form 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                                  Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report, as well as our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. If any of the following events actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

We cannot assure you that any business we acquire will benefit from its acquisition by us.

      We cannot assure you that any benefits to the business of AIM, Sigma Metals, or any other entities that we acquire will be achieved from their acquisition by us or by our status as a public company, or that the results of operations of AIM, Sigma Metals or such other acquired entities will not be adversely impacted by their acquisition by us. The process of combining the organizations of private companies into a public company such as ours may cause fundamental changes to their businesses or in their operations.

      The past performance and results of operations of AIM, Sigma Metals or any other entity that we acquire are not necessarily indicative of our future performance or results of operations. Future performance may be adversely affected as a result of the integration of the acquired business into our organization and the significant increase in expenses relating to financial statement preparation and compliance with controls and procedures standards established by the Sarbanes-Oxley Act of 2002.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. These activities could result in increased responsibilities for management.

      Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain experienced accounting and financial personnel.

      Our future success also depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

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

      In general, we have derived a material portion of our revenues from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sikorsky accounted for approximately 49.6 % of our consolidated sales during the six months ended June 30, 2007. Any adverse change in our relationship with Sikorsky could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

      Fluctuations in quarterly results, competition or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. In addition, we cannot assure you that an active trading market will develop or be sustained for our common stock. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock, as well as our overall operating results.

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

Our indebtedness may affect operations.

      As described under the caption "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources", we have significant indebtedness. We are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance, which is subject to many factors, some of which are outside our control. In addition, our Loan Facility is secured by substantially all of our assets. In the case of a continuing default under our Loan Facility, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business. Payment of principal and interest on the Loan Facility may limit our ability to pay cash dividends to our stockholders and the documents governing the Loan Facility prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

      We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders.

      We may issue our securities to acquire companies or businesses. Most likely, we will issue additional shares of our common stock or preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock.

      If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation. Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions. In addition, the covenants in the loan agreements may restrict our ability to obtain additional financing and our flexibility in operating our business.

We have a limited number of shares available for future issuance and will need approval by our current shareholders to authorize more shares for issuance.

      We are authorized to issue 120,055,746 shares of common stock. As of August 10, 2007, we had outstanding or commitments to issue 109,972,865 shares of common stock after giving effect to the conversion of our series B convertible preferred stock and the exercise of all outstanding options and warrants. Restrictions in our credit facility require that we pay dividends on our series B convertible preferred stock by issuing shares of our common stock. In addition, we will issue approximately 1,700,000 shares of our common stock in connection with our pending acquisition of Welding Metallurgy, Inc., if successfully completed, as to which we are unable to give you assurance. We are authorized to issue 8,003,716 shares of blank check preferred stock of which 2,000,000 shares have been designated series B convertible preferred stock. To facilitate the raising of additional capital or the completion of acquisitions, it is likely that we will seek shareholder approval to increase the number of shares of common stock we are authorized to issue.

Because of our limited resources and the significant competition for acquisitions, we may not be able to consummate an acquisition with growth potential, if at all.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

      We may be unable to obtain financing, if required, to complete an acquisition or to fund the operations and growth of any business acquired, which could compel us to abandon a particular prospective acquisition.

      If we require financing to complete an acquisition, that financing may not be available in amounts and on terms acceptable to us, if at all. To the extent that financing proves to be unavailable when needed to consummate a particular acquisition, we would be compelled to restructure the transaction or abandon that particular acquisition. In addition, if we consummate an acquisition, we may require financing to fund the operations or growth of the business acquired. Our inability to secure additional financing could have a material adverse effect on the continued development or growth of our business.

There is only a limited public market for our securities.

      The trading market for our common stock is limited and conducted on the OTC Bulletin Board. Our common stock is very thinly traded. We cannot assure you that a more active trading market in our common stock will ever develop, or if one does develop, that it will be sustained. We also cannot assure you that our common stock will ever become eligible for listing on Nasdaq or a stock exchange.

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

      If at any time our net tangible assets are $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the SEC's "penny stock" rules under the Securities Exchange Act. If our common stock falls within the definition of penny stock it will become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market. These rules also may cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

      Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is enormous relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our common stock.

The issuance of shares of our common stock, or the possible issuance of shares, under our stock option plan may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

      Our 2005 Stock Incentive Plan allows for the issuance of up to 10,000,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. As of June 30, 2007, we had outstanding options under the Plan to purchase 6,125,000 shares. The committee administering the Plan, which has sole authority and discretion to grant options under the Plan, may grant options which become immediately exercisable in the event of a change in control of our company and in the event of certain mergers and reorganizations. The issuance of shares of our common stock, or the possible issuance of shares, under our stock option plan may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

Item 3. Controls and Procedures

      SEC Release 33-8760 provides that non-accelerated filers such as us are not required to include management's evaluation of controls and procedures under this Item until our Annual Report for the fiscal year ended December 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Information concerning the issuance of unregistered securities during the fiscal quarter ended June 30, 2007 has previously been disclosed in the Company's Current Reports on Form 8-K.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders on September 28, 2007, our shareholders:

      1. Elected the following individuals to serve as directors: James A. Brown, Louis A. Giusto, Peter D. Rettaliata, Dario Peragallo, Seymour G. Siegel, Gen Ira A. Hunt, Jr. (Ret. USA), David J. Buonanno. Stephen Naglar was not nominated for re-election and no longer serves on the Board.Each nominee received 44,987,887 votes, representing all votes cast for the election of directors.

      2. Ratified the appointment of Goldstein Golub Kessler LLP as the Company's registered certified public accountant for the fiscal year ending December 31, 2007.

             Votes For       Votes Against      Abstensions     Broker Non-Votes
             ---------       -------------      -----------     ----------------
            44,513,554             0                 0              474,333

      3. Approved an amendment to the Company's Certificate of Incorporation changing our name to Air Industries Group, Inc.

             Votes For       Votes Against      Abstensions     Broker Non-Votes
             ---------       -------------      -----------     ----------------
            44,513,554             0                 2              474,331

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.  Description

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed February 15, 2006).
3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed July 2, 2007).
3.3 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K report, filed February 15, 2006).
4.1          Certificate of Designation (incorporated by reference to Exhibit
             4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
4.2 Convertible Promissory Note, dated November 30, 2005, in the amount of $332,631, from Gales Industries Incorporated (and assumed by the Registrant) to Dario Peragallo (incorporated by reference to
             Exhibit 4.2 of the Registrant's Form 8-K report, filed December 6,
             2005).
4.3 Form of Warrant issued by the Registrant to GunnAllen Financial, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K report, filed December 6, 2005).
4.4 Form of Warrant issued by Original Gales to Atlas Private Equity, LLC (and assumed by the Registrant) (Incorporated by reference to Exhibit 4.4 of the Registrants Form 10-KSB, filed April 17, 2006).
4.5 Form of Warrant issued by Gales Industries Incorporated (and assumed by the Registrant) to investors in the $45,000 Bridge Financing in or about August 2005 (incorporated by reference to Exhibit 4.5 of the Registrant's Form 8-K report, filed December 6,
             2005).
4.6 Form of Warrant issued by Gales Industries Incorporated (and assumed by the Registrant) to investors in the $105,000 Bridge Financing in or about September, 2005 (incorporated by reference to Exhibit 4.6 of the Registrant's Form 8-K report, filed December 6,
             2005).
4.7 Form of Warrant issued to Porter, LeVay & Rose, Inc. (incorporated herein by reference to Exhibit 4.7 to Registrant's Amendment No. 1 on Form SB-2/A, filed June 16, 2006).
10.1 Form of Subscription Agreement for series B convertible preferred stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.2 Stock Purchase Agreement, dated January 2, 2007, between the Registrant, Sigma Metals, Inc. and the shareholders of Sigma Metals, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 3, 2007).
10.3 Form of Promissory Note issued to the former shareholders of Sigma Metals, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Current report on Form 8-K filed on April 18, 2007).
10.4 Employment Agreement by and between the Registrant and George Elkins, dated as of April 12, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.5 Employment Agreement by and between the Registrant and Carole Tate, dated as of April 12, 2007 (incorporated by reference to Exhibit
             10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.6 Employment Agreement by and between the Registrant and Joseph Coonan, dated as of April 12, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.7 Letter of Clarification between the Registrant and Michael A. Gales dated May 11, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007).
10.8 Stock Purchase Agreement, dated March 9, 2007, between the Registrant and the shareholders of Welding Metallurgy, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 15, 2007).
10.9 Amendment No 1. to Stock Purchase Agreement, dated August 2, 2007, between the Registrant and the shareholders of Welding Metallurgy, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8- K/A filed on August 3,
             2007).
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007

                                      AIR INDUSTRIES GROUP INC.
                                      (formerly Gales Industries Incorporated)


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