Form 10QSB
period 2007-09-30
AIR INDUSTRIES GROUP, INC.
filed 2007-11-14
CIK 1009891

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,122,227 shares of Common Stock, $.001 per share, as of November 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)

                                      INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements........................  3

          Condensed Consolidated Balance Sheet as of September 30, 2007
          (unaudited) and December 31, 2006..................................  3

          Condensed  Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2007 (unaudited)
          and 2006 (unaudited)...............................................  4

          Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2007 (unaudited) and 2006 (unaudited) . 5

          Notes to Condensed Consolidated Financial Statements...............  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 11

Item 3.   Controls and Procedures............................................ 20

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 21

Item 6.   Exhibits and Reports on Form 8-K................................... 22

SIGNATURES................................................................... 24

                          PART I. FINANCIAL INFORMATION
                            AIR INDUSTRIES GROUP, INC.
                    (formerly Gales Industries Incorporated)
                      Condensed Consolidated Balance Sheet

                                                                                       September 30,   December 31,
                                                                                           2007            2006
                                                                                        (unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                                            $    760,912    $         --
  Accounts Receivable, Net of Allowance for Doubtful
  Accounts of $304,451 and $176,458                                                       6,760,328       3,508,957
  Inventory                                                                              21,457,096      15,257,641
  Prepaid Expenses and Other Current Assets                                                 139,308         232,749
  Deposits                                                                                  338,694         180,456
                                                                                       ------------    ------------
Total Current Assets                                                                     29,456,338      19,179,803

  Property and Equipment, net                                                             4,385,643       3,565,316
  Deferred Financing Costs                                                                  587,203         369,048
  Other Assets                                                                              406,581          63,522
  Goodwill                                                                               11,553,546       1,265,963
  Income Taxes Receivable                                                                   127,613              --
  Deposits                                                                                  471,119         448,530
                                                                                       ------------    ------------
TOTAL ASSETS                                                                           $ 46,988,043    $ 24,892,182
                                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Expenses                                                $  5,579,317    $  7,648,426
  Notes Payable - Revolver                                                               10,942,980       5,027,463
  Notes Payable - Current Portion                                                         4,627,776         127,776
  Notes Payable - Sellers - Current Portion                                               1,066,671         192,400
  Capital Lease Obligations - Current Portion                                               283,551         407,228
  Due to Sellers                                                                                 --          53,694
  Dividends Payable                                                                         120,003         120,003
  Deferred Gain on Sale - Current Portion                                                    38,033          38,033
  Income Taxes Payable                                                                           --         653,426
                                                                                       ------------    ------------
Total current liabilities                                                                22,658,331      14,268,449

Long term liabilities
  Notes Payable - Net of Current Portion                                                    677,126         645,458
  Notes Payable - Sellers - Net of Current Portion                                        2,825,221       1,290,562
  Capital Lease Obligations - Net of Current Portion                                      1,265,094         552,589
  Deferred Tax Liability                                                                    862,208         512,937
  Deferred Gain on Sale - Net of Current Portion                                            684,591         713,118
  Deferred Rent                                                                             182,045          39,371
                                                                                       ------------    ------------
Total liabilities                                                                        29,154,616      18,022,484
                                                                                       ------------    ------------
Commitments and contingencies
Stockholders' Equity
  Preferred Stock - Authorized 8,003,716
    Series A Convertible Preferred - $0.001 Par Value, 1,000 Shares Authorized
    0 shares issued and Outstanding as of September 30, 2007
    and December 31, 2006 respectively                                                           --              --
    Series B Convertible Preferred - $0.001 Par Value, 2,000,000 Shares
    Authorized 802,300 and 0 Shares Issued and Outstanding as of September 30, 2007
    and December 31, 2006 respectively                                                          802              --
  Common Stock - $0.001 Par, 120,055,746 Shares Authorized
    69,122,227 and 57,269,301 Shares Issued and Outstanding
    as of September 30, 2007 and December 31, 2006 respectively                              69,122          57,269
    Additional Paid-In Capital                                                           18,814,113       7,898,702

    Accumulated Deficit                                                                 (1,050,610)      (1,086,273)

                                                                                       ------------    ------------
Total Stockholders' Equity                                                               17,833,427       6,869,698
                                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 46,988,043    $ 24,892,182
                                                                                       ============    ============

See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30                        September 30
                                                 -------------------------------     -------------------------------
                                                     2007              2006              2007              2006
                                                 -------------     -------------     -------------     -------------
Net sales                                        $  12,845,821     $   7,883,485     $  31,323,487     $  26,001,922

Cost of Sales                                        9,254,338         6,362,076        24,110,520        21,214,968
                                                 -------------     -------------     -------------     -------------

Gross profit                                         3,591,483         1,521,409         7,212,967         4,786,954

Operating costs and expenses:
  Selling and marketing                                384,453           175,515         1,005,331           473,760
  General and administrative                         2,232,681         1,108,651         5,069,093         2,982,584
                                                 -------------     -------------     -------------     -------------
Income from operations                                 974,349           237,243         1,138,543         1,330,610

Interest and financing costs                           478,920           290,853           890,743           978,029
Gain on sale of life insurance policy                       --                --                --           (53,047)
Gain on Sale of Real Estate                             (9,509)               --           (28,527)
Other Income                                           (15,125)               --           (25,012)             (803)
Other Expenses                                          50,708                --            76,012                --
                                                 -------------     -------------     -------------     -------------
Income (loss) before income taxes                      469,355           (53,610)          225,327           406,431

(Provision) benefit for income taxes                   (46,761)           21,455          (189,664)         (162,654)
                                                 -------------     -------------     -------------     -------------
Net income (loss)                                      422,594           (32,155)           35,663           243,777

Less: Dividend attributable to

Preferred stockholders                                 136,578           100,000           247,542           460,000
                                                 -------------     -------------     -------------     -------------
Net income (loss) attributable
 to common stockholders                          $     286,016     $    (132,155)    $    (211,879)    $    (216,223)
                                                 =============     =============     =============     =============

Income (loss) per share (basic)                  $        0.00     $       (0.00)    $       (0.00)    $       (0.00)
                                                 =============     =============     =============     =============

Income (loss) per share (diluted)                $        0.00     $       (0.00)    $       (0.00)    $       (0.00)
                                                 =============     =============     =============     =============

Weighted average shares outstanding (basic)         67,838,959        41,545,824        64,149,247        23,762,472
                                                 =============     =============     =============     =============

Weighted average shares outstanding (diluted)       70,734,615        41,545,824        64,149,247        23,762,472
                                                 =============     =============     =============     =============

See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                          Nine Months Ended September 30,
                                                                          -----------------------------
                                                                              2007             2006
Net Income                                                                $     35,663     $    243,777
  Adjustments to Reconcile Net Income to Net
    Cash Used in Operating Activities, net of effects of acquisitions:
    Depreciation and amortization of property and equipment                    568,595          409,361
    Bad Debt Expense                                                           129,111               --
    Non-Cash Compensation Expense                                              329,330          108,271
    Warrants issued for services                                                31,303           41,345
    Accrued Interest on Notes Payable-Sellers                                   16,604               --
    Amortization of deferred financing costs                                    99,345           86,405
    Gain on Sale of Officer's life insurance policy                                 --          (53,047)
    Gain on Sale of Real Estate                                                (28,527)              --
    Deferred Taxes                                                             349,271               --
Changes in Assets and Liabilities
(Increase) Decrease in Assets:
  Accounts receivable                                                         (326,626)        (575,592)
  Income Taxes Receivable                                                     (127,613)              --
  Inventory                                                                 (2,959,777)        (980,867)
  Prepaid expenses and Other Current Assets                                    138,545          138,804
  Deposits                                                                    (156,787)         (82,206)
  Cash surrender value - officer's life insurance                                   --           (2,110)
  Other assets                                                                (320,297)              84
Increase (Decrease) in Liabilities:
  Accounts payable and accrued expenses                                     (4,074,252)         (45,794)
  Income Taxes Payable                                                        (653,426)              --
  Deferred Rent                                                                142,674               --
                                                                          ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                       (6,806,864)        (711,569)
                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, including transaction costs
  of $486,200, net of cash acquired of $94,448                              (7,952,547)              --
  Cash Paid for Deposit on Leasehold Improvements                              (24,040)              --
  Purchase of property and equipment                                          (187,926)        (211,815)
                                                                          ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (8,164,513)        (211,815)
                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                                            8,023,000               --
  Proceeds from sale of officer's life insurance                                    --           86,000
  Payment of Issuance Costs of Private Placement                              (698,840)              --
  Principal payments on capital lease obligations                              (84,172)        (267,840)
  Repayment of notes payable to Officers and Sellers                          (336,913)        (161,222)
  Proceeds from notes payable, net                                           3,231,197          503,100
  Proceeds from Notes Payable-Revolver                                       5,915,517               --
  Cash paid for Deferred Financing Costs                                      (317,500)              --
                                                                          ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   15,732,289          160,038
                                                                          ------------     ------------
Net increase in cash and cash equivalents                                      760,912         (763,346)
Cash and cash equivalents at the beginning of period                                --        1,058,416
                                                                          ------------     ------------
Cash and cash equivalents at the end of period                            $    760,912     $    295,070
                                                                          ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $    646,665     $    788,409
                                                                          ============     ============
  Cash paid during the period for taxes                                   $    678,729     $         --
                                                                          ============     ============

Supplemental schedule of noncash financing and investing activities
Property and Equipment acquired under capital leases                      $    673,000
                                                                          ============
  Conversion of Preferred to Common Stock                                                  $     40,909
                                                                                           ============
  Conversion of PIK Dividend to Common Shares                                              $    360,000
                                                                                           ============

See notes to condensed consolidated financial statements

                           AIR INDUSTRIES GROUP INC.
                    (formerly Gales Industries Incorporated)

           Condensed Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)

Note Payable-Seller and accrued interest
 converted to common stock                                                       $   719,773              --
                                                                                 ===========     ===========

   Purchase of all capital stock of Sigma Metals, Inc and assumption of liabilities in the acquisition as follows:

     Fair Value of Tangible Assets acquired                                      $ 5,691,777
     Goodwill                                                                      5,168,319
     Cash paid (includes transaction costs of $280,500)                           (4,341,296)
     Notes payable issued to Sellers                                              (1,497,411)
     Common stock issued                                                          (1,957,000)
                                                                                 -----------
      Liabilities assumed                                                        $ 3,064,389
                                                                                 ===========

   Purchase of all capital stock of Welding Metallurgy, Inc and assumption of liabilities in the acquisition as follows:

     Fair Value of Tangible Assets acquired                                      $ 1,292,067
     Goodwill                                                                      5,119,265
     Cash paid (includes transaction costs of $205,700)                           (3,705,700)
     Notes payable issued to Sellers (net of accredited
     value of $140,000)                                                           (1,860,000)
     Common stock issued                                                            (566,500)
                                                                                 -----------
      Liabilities assumed                                                        $   279,132
                                                                                 ===========

See notes to condensed consolidated financial statements

Note 1. FORMATION AND BASIS OF PRESENTATION

      On June 26, 2007, we changed our name from Gales Industries Incorporated to Air Industries Group, Inc.

      On April 16, 2007, we acquired all of the issued and outstanding capital stock of Sigma Metals, Inc. ("Sigma"), pursuant to a certain Stock Purchase Agreement, dated as of January 2, 2007, from the three shareholders of Sigma (the "Sellers"), in exchange for, $4,060,796 in cash, three promissory notes, one in favor of each Seller, in the total principal amount of $1,497,411, and 7,416,082 shares of our Common Stock at $0.2563 per share equaling $1,957,000. Soft costs incurred as a result of this acquisition amounted to $280,500.

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

      On August 26, 2007, we acquired all of the issued and outstanding capital stock of Welding Metallurgy, Inc ("Welding Met") pursuant to a certain Stock Purchase Agreement, dated as of March 9, 2007 from the two shareholders of Welding Met (the "Sellers") in exchange for, $3,500,000 in cash, a promissory note in the principal amount of $2,000,000 (this note is recorded at $1,860,000 to reflect the fact that no interest accrues for the first year)(see Note 9) and 2,035,529 shares of our Common Stock at $0.2702 per share equaling $566,500. One-half of these shares are held in escrow, as secondary collateral for representations and warranties pursuant to the aforementioned Stock Purchase Agreement. The amount paid to the shareholders of Welding Met is subject to an adjustment for Welding Met's working capital as of the closing date such amount has not yet been finalized. Soft costs incurred as a result of this acquisition amounted to $205,700.

      Welding Metallurgy is a specialty welding and products provider whose significant relationships include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers.

      Our operating results for the period ended September 30, 2007, include the results of the operations of Sigma beginning on April 17, 2007 and Welding Metallurgy beginning on August 27, 2007. In accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the acquisitions of Sigma and Welding were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141 and are reflected in the balance sheet of the Company as of September 30, 2007 included herein. The Company is in the process of finalizing the allocation of the purchase price to the assets and liabilities based on their relative fair values.

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

Share-Based Compensation

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R) "Share Based Payments" which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. The Company recorded in the accompanying statement of operations an expense of $62,827 and $42,866 for the three month period ended September 30, 2007 and 2006, respectively and an expense of $329,330 and $108,271 for the nine month period ended September 30, 2007 and 2006, respectively, in accordance with the measurement requirements under SFAS No. 123(R) (See Note 4). The Company adopted SFAS No. 123(R), effective in 2005.

Taxes

      Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have an impact on the Company's financial position, results of operations and cash flows.

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

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the nine months ended September 30, 2007, 2,380,000 stock options were granted. No options were granted during the nine months ended September 30, 2006.

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

      At September 30, 2007 and 2006, 2,496,666 and 1,580,000 options are vested and exercisable, respectively. The weighted average exercise price of exercisable options at September 30, 2007 was $0.43 per share.

      During the quarter ended March 31, 2007, the Company issued warrants to purchase an aggregate of 20,833 shares to a consultant for services rendered. These warrants have a term of five years and an exercise price equal to 120% of the average closing price of the Company's Common Stock during the month immediately preceding the date of issuance. These warrants have a cashless exercise feature. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $5,514 in its consolidated statement of operations for the nine months ended September 30, 2007. The Company's agreement with this consultant was terminated during the first week of September 2006.

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

      The Company issued to Taglich Brothers, Inc. placement agent for the private offering of the Company's Series B Convertible Preferred Stock:
      (i) a sales commission of $641,840 or 8% of the gross proceeds of the offering, (ii) $25,000 as reimbursement of its actual and reasonable out-of-pocket expenses incurred in connection with offering, including fees and expenses of its counsel, and (iii) warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature. The preferred stock contains a 7% cumulative non-declared dividend which amounted to $247,542 for the nine months ended September 30, 2007.

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

      In connection with the acquisition of Welding Metallurgy, we also amended and modified the terms of the Loan Facility with PNC to allow for Welding Metallurgy, Inc., and Air Industries Group, Inc., to become parties to the Loan Facility. In connection with such amendment, Welding Metallurgy pledged all of its assets to secure amounts due under the Loan Facility. The maximum revolving advance amount was increased by $3,000,000 from $11,000,000 to $14,000,000.

      In order to finance the acquisition of Welding Metallurgy, Steel City Capital Funding LLC("SCCF")("Term B Lender") provided a Term Loan to the Company of $4,500,000. The Term Loan is be payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced from time to time. Under the terms of our loan agreements these amounts are not due to be repaid until August 24, 2010, but have been included in current liabilities due to the right of the banks to demand immediate repayment upon the occurrence of certain events (subjective acceleration clause) which management believes are not likely to occur, combined with the existence of a lockbox arrangement. In addition to secure the obligations due SCCF, we pledged to SCCF the capital stock of Air Industries Machining Corp, Sigma Metals, and Welding Metallurgy, and each of such entities granted to SCCF a security interest on all of their assets.

Note 7. CASHLESS EXERCISE OF OPTIONS TO FORMER CHARIMAN

      On May 17, 2007, the former Executive Chairman converted 250,000 of his options into 90,580 shares of Company Common Stock pursuant to the cashless exercise feature contained in his option agreement.

Note 8. CONTINGENCIES

      We are a defendant in an action by our former investor relations firm filed on September 18, 2007 in the Supreme Court of the State of New York, New York County captioned Porter, Levay & Rose, Inc. against Air Industries Group, Inc. et al. (Index No. 003104/07). The complaint alleges breach of contract and seeks compensatory damages of approximately $211,347 for services rendered and an order directing us to deliver to plaintiff warrants to purchase 125,000 shares of our common stock, containing a cashless exercise feature. The complaint also seeks punitive damages unspecified in amount. The case is in its early stages. We previously issued approximately 41,668 of the warrants sought by the plaintiff. We anticipate this action will be settled for approximately $30,000 and have accrued an expense in such amount.

Note 9. SELLERS NOTES

      In connection with the acquisition of Sigma Metals, we incurred notes payable obligations to the former shareholders of Sigma Metals in the aggregate principal amount of $1,497,411. The principal balance of the remaining balance is $1,346,826 and is repayable by us in equal monthly installments of $43,446 principal, plus interest.

      In connection with the acquisition of Welding Metallurgy, we incurred notes payable obligations to the former shareholders of Welding Metallurgy in the aggregate principal amount of $2,000,000, which bear no interest until August 24, 2008, and bear interest thereafter at 7% per annum. To reflect that fact that this note does not bear interest for the first year, we have discounted the value of the note in our accompanying balance sheet to $1,860,000, and will expense the imputed interest on a monthly basis and accrete up the value of the note to its face value of $2,000,000. The indebtedness evidenced by this note is subordinate to our indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of one-hundred twenty-five thousand dollars, plus accrued interest commencing on November 30, 2008 and continuing through August 31, 2011.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Form 10-KSB, for the year ended December 31, 2006.

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

      As a result of acquisitions we completed in the second and third quarters as part of our plan to capitalize on our relationships in the aerospace industry, we have become a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified materials sourced from suppliers throughout the world, and a provider of specialty welding services and metal products. Our metals products are sold throughout the world to prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and various subcontractors to aerospace manufacturers. Our welding services and products are provided to similar customers in the United States.

      Sales of parts and services to one customer accounted for approximately 41.7% of our consolidated revenue in the third quarter of 2007, and 49.2% of our consolidated revenue in the nine months ended September 30, 2007 and are subject to General Ordering Agreements which extend through 2013.

Results of Operations

      We completed the acquisition of our metals distribution operations on April 16, 2007, and the acquisition of our welding operations on August 26, 2007, consequently, the results of such operations from April 17, 2007, and August 27, 2007, respectively, are included in our financial statements for the period ended September 30, 2007, and reflected in the discussion below.

Results of Operations

Three months ended September 30, 2007 compared with three months ended September 30, 2006

      Net Sales. Net sales were $12,845,821 for the three months ended September 30, 2007 ("Third Quarter 2007"), increased by $4,962,336 or 62.95% from net sales of $7,883,485 for the three months ended September 30, 2006 ("Third Quarter 2006"). The increase in net sales was attributable primarily to the acquisition of our metals distribution and welding operations which generated net sales during the quarter of $3,905,260 supplemented by an increase in net sales of our preexisting operations of $1,057,076 over net sales for such operations during the Third Quarter 2006.

      Gross Profit. In the Third Quarter 2007, gross profit increased by $2,070,074 or 136.1%, to $3,591,483 or 27.95% of net sales, compared to gross profit of $1,521,409 or 19.6% of net sales in Third Quarter 2006. This increase in gross profit reflects the contribution of $1,402,493 from our newly acquired metals distribution and welding operations, and the $667,581 increase in the gross profit of our pre-existing operations from the gross profit recorded in the Third Quarter 2006. The increase in gross profit margin reflects the higher margins of our metals distributions and welding operations which generated gross profit margins of 34.4% and 46.0%, respectively, during the Third Quarter 2007, as compared to our pre-existing operations which generated gross profit margins of 24.48% during the Third Quarter 2007. The year over year improvement in the gross profit margin of our pre-existing operations was primarily attributable to a shift in production to higher margin products.

      Selling and Marketing Expenses. Selling and marketing expenses were $384,453 in Third Quarter 2007, an increase of $208,938 or 119.04% from selling and marketing expenses of $175,515 in Third Quarter 2006. The increase in selling and marketing expenses is attributable to expenses associated with our recently acquired metals distribution and welding operations slightly offset by a reduction of $29,189 in selling and marketing expenses of our pre-existing operations.

      General and Administrative Expenses. General and administrative expenses were $2,232,681 in Third Quarter 2007, an increase of $1,124,030 or 101.4% from general and administrative expenses of $1,108,651 in Third Quarter 2006. The increase reflects the general and administrative expenses of our metals distribution and welding operations, costs related to the integration of the operating and financial systems of our metals distribution and welding operations into our general systems, costs of upgrading our financial reporting systems to accommodate future acquisitions, and the expense of preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

      Interest and Financing Costs. Interest and financing costs were $478,920 in Third Quarter 2007, an increase of $188,067 or 64.7% from interest and financing costs of $290,853 in Third Quarter 2006. The increase in interest and financing costs resulted from the incurrence of debt during 2007 to acquire our metals distribution and welding operations which offset the savings from the sale and leaseback of our headquarters in October 2006

      Gain on sale of real estate. We are required to defer recognition of a portion of the gain on the sale of our headquarters in the fourth quarter of 2006. This gain is being recognized ratably over the twenty year term of our lease for this real estate. Accordingly, we recognized $9,509 during the Third Quarter of 2007.

      Income (Loss) before Income Taxes. Income before the impact of income taxes was $469,355 in Third Quarter 2007 compared to a loss before the provision for income taxes of ($53,610) in Third Quarter 2006, an increase of $522,965. The increase in income resulted primarily from the contributions of our metals distribution and welding operations, which generated income before taxes during the Third Quarter 2007 of $368,495 and $150,407, respectively, offset by a loss at our pre-existing operations as we continued to recover from the disruption caused by a decision in the Third Quarter 2006 of our major customer to defer shipments in order to recover from its operating difficulties.

      Net Income (Loss). Net income for the Third Quarter of 2007 was $422,594, as compared to a net loss of ($32,155) for the Third Quarter 2006. This increase was primarily attributable to the contributions from our metals distribution and welding operation and the improved performance of our pre-existing operations as described above.

      Net Income (Loss) Attributable to Common Stockholders. The dividend payable on the our Series A preferred stock in the Third Quarter 2006 exceeded our net loss during such period, resulting in a net loss attributable to common stockholders of ($132,155). Our Series A preferred stock was converted into common stock in August 2006. In April and May of 2007, we issued shares of our Series B Preferred Stock. The dividend attributable to our Series B Preferred Stock during the Third Quarter 2007 reduced our net income attributable to common stockholders for the quarter to $286,016.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

      Net Sales. Net sales were $31,323,487 for the nine months ended September 30, 2007, increased by $5,321,565 or 20.5% from net sales of $26,001,922 for the nine months ended September 30, 2006. The increase in net sales was attributable to the consolidation of $6,689,684 of net sales from the metals distribution and welding operations acquired on April 16, 2007 and August 27, 2007, respectively, offset in part by a reduction in net sales of our pre-existing operations during the period of approximately $1,368,119. The reduction in sales at our pre-existing operations during the period reflects the lower sales during the first six months of 2007 as a result of a decision in the third quarter of 2006 of our largest customer to delay acceptance of products manufactured as it attempted to recover from its operating difficulties. Management believes that we have now adjusted our manufacturing schedules and, absent further disruptions, should no longer be adversely impacted by the disruption to our largest customer's operations during 2006.

      Gross Profit. In the nine months ended September 30, 2007, gross profit increased by $2,426,013 or 50.68%, to $7,212,967 or 23.03% of net sales, compared to gross profit of $4,786,954 or 18.41% of net sales in nine months ended September 30, 2006. This increase in gross profit reflects the contribution of our metals distribution and welding operations supplemented by the improvement in the gross profit at our pre-existing operations during 2007. The increase in gross profit margin reflects the higher margins of our metals distributions and welding operations which generated gross profit margins of 29.0% and 46.0%, respectively, since the acquisition of those operations, as compared to our pre-existing operations which generated gross profit margins of 21.1% during the first nine months of 2007.

      Selling and Marketing Expenses. Selling and marketing expenses were $1,005,331 in the nine months ended September 30, 2007, an increase of $531,571 or 112.20% from selling and marketing expenses of $473,760 in the nine months ended 2006. The increase in selling and marketing expenses is attributable to expenses of our metals distribution and welding operations. Our pre-existing operations selling and marketing expenses decreased year over year for the period by $115,533, or 24.4%, due to lower sales and a reduction in market efforts.

      General and Administrative Expenses. General and administrative expenses were $5,069,093 in the first nine months of 2007, an increase of $2,086,509 or 69.96% from general and administrative expenses of $2,982,584 in the nine months ended September 30, 2006. The increase primarily reflects the effects of the expenses for our metals distribution and welding operations of $831,755 during the period coupled with the general and administrative expenses incurred to acquire such operations and integrate them into our pre-existing operations. In addition, we incurred costs related to upgrading our financial reporting systems to accommodate future acquisitions and preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Financing Costs. Interest and financing costs were $890,743 in the nine months ended September 30, 2007, a decrease of $87,286 or 8.92% from interest and financing costs of $978,029 for the nine months ended 2006. The decrease in interest and financing costs resulted from the decrease in the levels of our outstanding debt as a result of the sale leaseback of our headquarters in October 2006, partially offset by the increase in debt associated with the acquisitions of our metals distribution and welding operations.

      Gain on sale of real estate. We were required to defer recognition of a portion of the gain on the sale of our headquarters in the fourth quarter of 2006. This gain is being recognized ratably over the twenty year term of the lease for this real estate. Accordingly, we recognized $28,527 during the nine months ended September 30, 2007.

      Income before Income Taxes. Income before the impact of income taxes was $225,327 in the nine months ended September 30, 2007 as compared to pre-tax income in the same period for the prior year of $406,431, a decrease of $181,104. This was a function of lower sales primarily during the first six months of 2007 at our pre-existing operations. Sales at our pre-existing operations for the nine months ended September 30, 2007, were down by $1,368,119 or 5.3% from the prior year's $26,001,922, primarily for the reasons discussed above, after having been down by $2,425,195 or 13% in the first six months of 2007 as compared to the first six months of 2006. This decrease in income at our pre-existing operations was partially offset by the contributions of our metals distributions and welding operations, which generated income before taxes of $482,326 during the nine months ended September 30, 2007. Management believes that we have now adjusted our manufacturing schedules and overcome the difficulties caused by the disruption to our largest customer's operations during 2006.

      Net Income. Net income decreased from $243,777 in the nine months ended September 30, 2006 to net income of $35,663 in the first nine months of 2007. The decrease in net income was attributable to the factors discussed above as well as the effect of the FAS 109, income tax expense.

      Net (Loss) Attributable to Common Stockholders. The dividend payable on our Series A preferred stock in the nine months ended September 30, 2006 exceeded our net income during such period, resulting in a net loss attributable to common stockholders of ($216,223). Our Series A preferred stock was converted into common stock in August 2006. Similarly, the dividend related to our Series B preferred stock during the nine months ended September 30, 2007 exceeded our net income during the period resulting in a net loss attributable to common stockholders of ($211,879). Our Series B preferred stock accrues dividends at a rate of 7% per annum.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      At September 30, 2007, we had cash or cash equivalents of $760,912 as compared to $0 at December 31, 2006. The Loan Facility provided by PNC requires that all cash at our operating subsidiaries be swept on a daily basis to our loan accounts. The $760,912 currently on hand represents the portion of the proceeds of our private placement completed in the second quarter of 2007, that has yet to be applied to operations. At September 30, 2007, we had working capital of $6,798,007 as compared to working capital of $4,911,354 as of December 31, 2006. This increase in working capital reflects the proceeds of the placement of our Series B Preferred Stock, offset by the cost of acquiring our metals distribution and welding operations and our negative cash flows from operations during the first nine months of 2007. It should be noted that included in current liabilities is an aggregate of $15,570,756 due PNC ($10,942,980) and SCCF ($4,500,000). Under the terms of our loan agreements these amounts are not due to be repaid until April 30, 2010 and August 24, 2010, but have been included in current liabilities due to the right of the banks to demand immediate repayment upon the occurrence of certain events which management believes are not likely to occur, combined with the existence of a lockbox arrangement. We believe that our cash requirements for operations in the next twelve months will be met by revenues from operations, cash reserves, and amounts available under the Loan Facility.

      We used $6,806,864 in operations during the nine months ended September 30, 2007. The use of cash in operations reflects an increase in inventory of $2,959,777 at our pre-existing operations, an increase in our deposits with vendors of $156,787, a decrease in prepaid expenses of $138,545, a decrease in our accounts payable and accrued expenses of $4,039,254, and an increase in the accounts receivable associated with our pre-existing operations of $454,618. The increase in our inventory and decrease in our accounts payable noted above are those associated with our pre-existing operations and do not reflect the changes resulting from the acquisitions of our metals distribution and welding operations. The increase in inventory reflected on our balance sheets included herein resulted primarily from the acquisition of our metals and welding operations and, in part, from work flow disruptions at our principal customer which prevented us from shipping all of the inventory originally anticipated. The increase in deposits with vendors and decrease in accounts payable are due to advanced payment requirements imposed by certain suppliers of our pre-existing operations. As a result of efforts to reduce amounts due these suppliers, we anticipate that they may not require prepayments in the immediate future.

      In connection with the acquisition of Air Industries Machining Corp., we incurred notes payable obligations to the sellers in the aggregate principal amount of $1,627,262, of which $665,262 were in the form of convertible promissory notes which were converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share on January 26, 2007. The remaining principal amount, $673,400, and payable in equal quarterly installments of $48,100 principal, plus interest.

      In connection with the acquisition of Sigma Metals, in addition to the issuance of Preferred Stock and incurrence of debt discussed below, we incurred notes payable obligations to the former shareholders of Sigma Metals in the aggregate principal amount of $1,497,411. The remaining principal balance, $1,346,826, is payable in equal monthly installments of $43,446 of principal plus interest.

      In connection with the acquisition of Welding Metallurgy, we incurred a notes payable obligation to the former shareholders of Welding Metallurgy in the aggregate principal amount of $2,000,000, which bears no interest until August 24, 2008, and bears interest thereafter at 7% per annum. To reflect the fact that this note does not bear interest for the first year, we have discounted the value of the note in our accompanying balance sheet to $1,860,000, and will expense the imputed interest on a monthly basis and accrete up the value of the note to its face value of $2,000,000. The indebtedness evidenced by this note is subordinate to our indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of one-hundred twenty-five thousand dollars, plus accrued interest commencing on November 30, 2008 and continuing through August 31, 2011.

      The terms of the PNC Loan Facility are set forth in our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and the amendments there have been discussed in on our previously filed reports on Form 8-K. Under the PNC Loan Facility, as of September 30, 2007, we had revolving loan balances of $10,942,980, a term loan balance of $266,402, an equipment loan balance of $411,200, and an outstanding stand-by letter of credit in the amount of $127,500. In addition, as of September 30, 2007 we had capital lease obligations to other parties totaling $1,548,645.

      To finance the acquisition of Sigma and provide us with additional working capital,we completed a private placement of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3,2007, in which we received gross proceeds of $3,068,000. The holders of the Series B Preferred Stock are entitled to a cumulative annual dividend of 7% per annum which under certain circumstances, is payable in shares of the Company's stock. The shares of Series B Preferred Stock issued in the offering are initially convertible into approximately 29,005,785 shares of the Company's common stock.

      In connection with the acquisition of Sigma, we also amended and modified the terms of the Loan Facility with PNC to allow for Sigma to become a borrower under the Loan Facility. The cost of this amendment was $42,500 and is being amortized over the remaining term of the Credit Facility. As part of the amendment, Sigma Metals' pledged all of its assets and to PNC to secure the payment of its obligations under the Loan Facility. In addition to the foregoing the termination date of the Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased by $2,000,000, from $9,000,000 to $11,000,000.

      In connection with the acquisition of Welding Metallurgy, we amended and modified the terms of the Loan Facility with PNC to allow Welding Metallurgy and Air Industries Group to be added as guarantors of amounts due under the Loan Facility. In connection with such amendment Welding Metallurgy pledged all of its assets and properties to PNC to secure its obligations under the Loan Facility. The maximum revolving advance amount was increased by an additional $3,000,000 from $11,000,000 to $14,000,000.

      Additionally, in connection with the Welding Metallurgy acquisition, Steel City Capital Funding LLC ("SCCF") ("Term B Lender") provided a Term Loan of $4,500,000. The Term Loan is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced to be in effect from time to time. Under the terms of our loan agreements these amounts are not due to be repaid until August 24, 2010, but have been included in current liabilities due to the right of the banks to demand immediate repayment upon the occurrence of certain events (subjective acceleration clause) which management believes are not likely to occur, combined with the existence of a lockbox arrangement. In addition, to secure the obligations due SCCF, we pledged to SCCF the capital stock of Air Industries Machining Corp, Sigma Metals, and Welding Metallurgy, and each of those entities granted to SCCF a security interest on all of their assets.

      As of September 30, 2007, one customer accounted for approximately 22.1% of our accounts receivable. In addition, this customer accounted for approximately 41.7% of net sales for the quarter ended September 30, 2007, and 49.2% of our Consolidated revenue in the nine months ended September 30, 2007. In the event such customer is unable or unwilling to pay amounts due or in the event our relationship with such customer is severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

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

                                  Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below, as well as in

      o     the section of our prospectus dated July 27, 2007 captioned "Risk
            Factors"
      o our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or our "2006 Form 10-KSB," under the caption "Risk Factors"
      o our Management's Discussion and Analysis of Financial Condition and results of Operations set forth in Item 2 of Part I of this report
      o     our consolidated financial statements and related notes included in
            Item 1 of Part I of this report
      o our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2006 Form 10-KSB.

If any of the events described below or in the portions of this report or our 2006 Form 10-KSB referred to above actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

We cannot assure you that any business we acquire will benefit from its acquisition by us.

      We cannot assure you that any benefits to the business of AIM, Sigma Metals, Welding Metallurgy or any other entities that we acquire will be achieved from their acquisition by us or by our status as a public company, or that the results of operations of AIM, Sigma Metals, Welding Metallurgy or such other acquired entities will not be adversely impacted by their acquisition by us. The process of combining the organizations of private companies into a public company such as ours may cause fundamental changes to their businesses or in their operations.

      The past performance and results of operations of AIM, Sigma Metals, Welding Metallurgy or any other entity that we acquire are not necessarily indicative of our future performance or results of operations. Future performance may be adversely affected as a result of the integration of the acquired business into our organization and the significant increase in expenses relating to financial statement preparation and compliance with controls and procedures standards established by the Sarbanes-Oxley Act of 2002.

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

      In general, we have derived a material portion of our revenues from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. One customer accounted for approximately 49.2% of our consolidated sales during the nine months ended September 30, 2007. Any adverse change in our relationship with Sikorsky could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States governmental agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

      We are authorized to issue 120,055,746 shares of common stock. As of November 9, 2007, we had outstanding or commitments to issue 112,126,835 shares of common stock after giving effect to the conversion of our series B convertible preferred stock and the exercise of all outstanding options and warrants. Restrictions in our credit facility require that we pay dividends on our series B convertible preferred stock by issuing shares of our common stock. We are authorized to issue 8,003,716 shares of blank check preferred stock of which 2,000,000 shares have been designated series B convertible preferred stock. To facilitate the raising of additional capital or the completion of acquisitions, it is likely that we will seek shareholder approval to increase the number of shares of common stock we are authorized to issue.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      At the time we acquired our metals distribution business it was a defendant in an action by a former employee filed on November 3, 2006 in the Supreme Court of the State of New York, Nassau County captioned Philip Karmel against Sigma Metals, Inc. (Index No. 06-018054)seeking damages as a result of the termination of employment. This litigation was settled on or about September 20, 2007 for the amount of $18,846.

      We are a defendant in an action by our former investor relations firm filed on September 18, 2007 in the Supreme Court of the State of New York, New York County captioned Porter, Levay & Rose, Inc. against Air Industries Group, Inc. et al. (Index No. 003104/07). The complaint alleges breach of contract and seeks compensatory damages of approximately $211,347 for services rendered and an order directing us to deliver to plaintiff warrants to purchase 125,000 shares of our common stock, containing a cashless exercise feature. The complaint also seeks punitive damages unspecified in amount. The case is in its early stages. We previously issued approximately 41,668 of the warrants sought by the plaintiff. We anticipate this action will be settled for approximately $30,000 and have accrued an expense in such amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about October 1, 2007, the Company issued to the former shareholders of Sigma Metals, Inc. the 7,416,082 shares of the Company's Common Stock, $.001 par value per share (the "Shares") due as a result of our acquisition of Sigma as previously reported. The issuance and sale of the shares to the former shareholders of Sigma Metals, Inc. was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. No underwriting discounts or commissions were paid in connection with the issuance of these shares.

Except as stated above, information concerning unregistered sales of our equity securities during the fiscal quarter ended September 30, 2007 has previously been disclosed in our Current Reports on Form 8-K.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.  Description

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed February 15, 2006).
3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed July 2, 2007).
3.3 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K report, filed February 15, 2006).
4.1          Certificate of Designation (incorporated by reference to Exhibit
             4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
4.2 Convertible Promissory Note, dated November 30, 2005, in the amount of $332,631, from Gales Industries Incorporated (and assumed by the Registrant) to Dario Peragallo (incorporated by reference to
             Exhibit 4.2 of the Registrant's Form 8-K report, filed December 6,
             2005).
4.3 Form of Warrant issued by the Registrant to GunnAllen Financial, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K report, filed December 6, 2005).
4.4 Form of Warrant issued by Original Gales to Atlas Private Equity, LLC (and assumed by the Registrant) (Incorporated by reference to Exhibit 4.4 of the Registrants Form 10-KSB, filed April 17, 2006).
4.5 Form of Warrant issued by Gales Industries Incorporated (and assumed by the Registrant) to investors in the $45,000 Bridge Financing in or about August 2005 (incorporated by reference to Exhibit 4.5 of the Registrant's Form 8-K report, filed December 6,
             2005).
4.6 Form of Warrant issued by Gales Industries Incorporated (and assumed by the Registrant) to investors in the $105,000 Bridge Financing in or about September, 2005 (incorporated by reference to Exhibit 4.6 of the Registrant's Form 8-K report, filed December 6,
             2005).
4.7 Form of Warrant issued to Porter, LeVay & Rose, Inc. (incorporated herein by reference to Exhibit 4.7 to Registrant's Amendment No. 1 on Form SB-2/A, filed June 16, 2006).
10.1 Form of Subscription Agreement for series B convertible preferred stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.2 Stock Purchase Agreement, dated January 2, 2007, between the Registrant, Sigma Metals, Inc. and the shareholders of Sigma Metals, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 3, 2007).
10.3 Form of Promissory Note issued to the former shareholders of Sigma Metals, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Current report on Form 8-K filed on April 18, 2007).
10.4 Employment Agreement by and between the Registrant and George Elkins, dated as of April 12, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.5 Employment Agreement by and between the Registrant and Carole Tate, dated as of April 12, 2007 (incorporated by reference to Exhibit
             10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.6 Employment Agreement by and between the Registrant and Joseph Coonan, dated as of April 12, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).
10.7 Letter of Clarification between the Registrant and Michael A. Gales dated May 11, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007).
10.8 Stock Purchase Agreement, dated March 9, 2007, between the Registrant and the shareholders of Welding Metallurgy, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 15, 2007).
10.9 Amendment No 1. to Stock Purchase Agreement, dated August 2, 2007, between the Registrant and the shareholders of Welding Metallurgy, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8- K/A filed on August 3,
             2007).

10.10 7% Promissory Note of Registrant in the principal amount of $2,000,000 in favor of John and Lugenia Gantt (incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K report, filed August 28, 2007).
10.11 Consulting Agreement by and among Welding Metallurgy, Inc., Gantt Associates Ltd. And John Gantt, dated as of August 24, 2007 (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.12 Escrow Agreement dated as of August 24,2007 by and among the Registrant John Gantt and Eaton & Van Winkle LLp, as escrow agent (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.13 Registration Rights Agreement dated as of August 24, 2007 by and among the Registrant and John and Lugenia Gantt (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.14 Fourth Amendment to the Revolving Credit, Term Loan and Security Agreement dated as of November 10, 2005 (the "PNC Bank Credit Facility") with the financial institutions named therein (the "Lenders") and PNC Bank N.A., as agent for the Lenders, as amended, dated as of August 24, 2007 (incorporated by reference from Exhibit
             10.5 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.15 Loan and Security Agreement dated as of August 24, 2007 by and among Air Industries Machining, Corp., Sigma Metals, Inc., Welding Metallurgy, Inc. and Steel City Capital Funding LLC (incorporated by reference from Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.16 Pledge Agreement dated as of August 24, 2007 by and among Air Industries Machining, Corp., Sigma Metals, Inc., as pledgors, and Steel City Capital Funding LLC, as pledge (incorporated by reference from Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.17 Pledge Agreement dated as of August 24, 2007 by and among Air Industries Machining, Corp., Sigma Metals, Inc. as pledgors and John and Lugenia Gantt, as pledges (incorporated by reference from Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.18 Pledge Agreement dated as of August 24, 2007 by and between Air Industries Group, Inc., as pledgor, and Steel City Capital Funding LLC, as pledge (incorporated by reference from Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
10.19 Guarantor Suretyship Agreement dated as of August 24, 2007 between the Registrant and Steel City Capital Fundung LLC(incorporated by reference from Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on August 24, 2007).
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

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