Form 10-K
period 2007-12-31
AIR INDUSTRIES GROUP, INC.
filed 2008-04-14
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________________

Commission file number 000-29245

                           AIR INDUSTRIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      20-4458244
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

1479 North Clinton Avenue Bay Shore, New York                           11706
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code-(631) 968-5000

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
           None                                               N/A

          Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $15,837,736, based upon a closing sale price of $0.27 as reported by Bloomberg Finance.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2008, the registrant had outstanding 69,262,227 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                Table of Contents

                                                                            Page

PART I

Item 1.    Business                                                            5
Item 1A.   Risk Factors                                                       12
Item 2.    Properties                                                         18
Item 3.    Legal Proceedings                                                  18
Item 4.    Submission of Matters to a Vote of Security Holders                18

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  19
Item 6.    Selected Financial Data                                            19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         27
Item 8.    Financial Statements and Supplementary Data                        28
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           28
Item 9A.   Controls and Procedures                                            28
Item 9B.   Other Information                                                  30

PART III

Item 10.   Directors, Executive Officers and Corporate Governance             31
Item 11.   Executive Compensation                                             34
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         37
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence                                              39
Item 14.   Principal Accountant Fees and Services                             40

PART IV

Item 15.  Exhibits, Financial Statement Schedules                             41

Signatures                                                                    44
Exhibits

                                  -------------

        Special Note Regarding Restatement of Quarterly Operating Results

      As a result of (i) our determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and (ii) the completion of the allocation of the price we paid to acquire two entities during 2007 among certain intangible assets of those entities that initially had been allocated to goodwill, we have included in this report condensed restatements of our Consolidated Statement of Operations for each of the first three quarters of 2007. See" Management's Discussion and Analysis of Financial Condition and Results of Operations."

              Cautionary Note Regarding Forward-Looking Statements

      Our disclosure and analysis in this report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

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

      We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, Form 10-Q and Form 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                                     PART I

Item 1. Business.

Introduction

      As used in this report, unless otherwise stated or the context requires otherwise, the "Company" and terms such as "we," "us" "our," and "AIRI" refer to
(i) Air Industries Group, Inc, a Delaware corporation (f/k/a Gales Industries Incorporated), (ii) our 100% owned Delaware subsidiary, Gales Acquisition Group, Inc. ("Merger Sub"), (iii) Air Industries Machining, Corp., a New York corporation ("AIM") which is wholly owned by Merger Sub, and (iv) our wholly-owned subsidiaries, Sigma Metals, Inc. ("Sigma Metals" or "Sigma") and Welding Metallurgy, Inc. ("Welding Metallurgy"). The information in this report reflects a 1-for-1.249419586 reverse split of our common stock which became effective as of November 21, 2005.

Our Business

      Air Industries Group, or AIRI, is a publicly traded aerospace and defense company. AIRI designs and manufactures structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls and throttle quadrants. The Company also provides sheet metal fabrication, tube bending and welding services, as well as distributing specialty metals that are a critical component in the aerospace supply chain.

      AIRI's products are currently deployed on a wide range of high profile military commercial aerospace platforms including Sikorsky's UH-60 Blackhawk helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Boeing's 777 and Airbus' 380 commercial airliners. We are the largest supplier, in terms of number of components, of flight safety components to Sikorsky for its Blackhawk helicopters.

      Our AIM Subsidiary has manufactured components and subassemblies for the defense and commercial aerospace industry for over 35 years and has established long term relationships with leading defense and aerospace manufacturers such as Boeing, Goodrich Landing Gear, Lockheed Martin, Northrop Grumman, Latecoere Group, and United Technologies.

      Air Industries Group was formed in 2005 through the merger of its platform company Air Industries Machining Corporation, or AIM, into Gales Industries Incorporated (a publicly traded company). Since the merger, we have made two strategic acquisitions that have enabled us to further penetrate our existing markets and develop new market opportunities. We operate three independent companies which serve the aerospace industry and work cooperatively with each other. These companies are Air Industries Machining Corporation, Sigma Metals and Welding Metallurgy.

      Air Industries Machining Corporation formed the initial platform of AIRI in 2005. AIM manufactures machined aircraft parts and subassemblies and other flight critical parts/assemblies for many of the major aircraft platforms in the industry. Customers include original equipment manufacturers, or OEMs, and members of the supply chain including Sikorsky, Lockheed Martin, Boeing, Northrop Grumman, Latecoere (France) and Goodrich Landing Gear. AIM was founded in 1969 and is based in Bay Shore, New York.

      We acquired Sigma Metals, Inc., or Sigma, in April 2007. Sigma distributes aluminum, stainless, and titanium raw materials for the aerospace industry to customers in the United States, Europe and Asia. These materials are sold to OEMs and lower supply chain companies, and are incorporated into products produced by Sikorsky, Lockheed Martin, Boeing and Northrop Grumman and others. Sigma was founded in 1994 and is based in Hauppauge, New York.

      We acquired Welding Metallurgy in August 2007. Welding Metallurgy is a supplier of welded assemblies and performs tube bending, sheet metal fabrication and precision assembly. Welding Metallurgy also manufactures components for various subsectors of the commercial and military aerospace industry. Its customers include Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. Welding Metallurgy was founded in 1979 and is based in Hauppauge, New York.

      On June 26, 2007, we changed our name from Gales Industries Incorporated to Air Industries Group, Inc.

      Our principal offices are located at 1479 North Clinton Avenue, Bay Shore, New York 11706 and our telephone number is (631) 968-5000.

Private Equity Financing -- Series B Convertible Preferred Stock.

      To finance the acquisition of Sigma Metals, and to provide us with additional working capital and funds for future acquisitions, on April 16 and May 3, 2007, we sold a total of 802,300 shares of our series B convertible preferred stock for an aggregate purchase price of $8,023,000 in a private placement. The series B convertible preferred stock is convertible into shares of our common stock at a price per share of $0.276, subject to adjustment.

Loan and Security Agreement with Steel City Funding LLC

      In connection with the acquisition of Welding Metallurgy, on August 24, 2007 AIM, Sigma and Welding Metallurgy entered into the Steel City Capital Funding ("SCCF") Loan Agreement, under which we borrowed $4,500,000. Borrowings under the SCCF Loan Agreement bear interest generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced from time to time, except under certain circumstances. To secure the payment of the indebtedness under the SCCF Loan Agreement, AIM, Sigma and Welding Metallurgy each granted SCCF a security interest in all its assets. The indebtedness and security interest granted under the SCCF Loan Agreement are junior and subordinate to the indebtedness and security interest under our Revolving Credit, Term Loan and Security Agreement dated as of November 30, 2005 ( the "PNC Bank Credit Facility") with the financial institutions named therein (the "Lenders") and PNC Bank N.A., as agent for the Lenders, as amended. The amounts due under the SCCF Loan Agreement are payable on August 24, 2010, or earlier upon the termination of the PNC Bank Credit Facility, acceleration following the occurrence of an event of default (as defined) or certain other circumstances. To secure payment of the indebtedness under the SCCF Loan Agreement, AIR pledged all of the outstanding shares of AIM and Sigma, which, in turn, pledged all of the outstanding shares of Welding Metallurgy.

Amendments to Our Credit Facility with PNC Bank

      To refinance the debt of Sigma Metals, on April 19, 2007, we entered into a Third Amendment to our PNC Bank Credit Facility. The amendment modified the terms of the loan facility to add Sigma Metals as a borrower, but required Sigma Metals to pledge all of its assets and properties to the Lenders to secure its obligations under the loan facility. In addition, the termination date of the loan facility was extended to April 30, 2010 and the maximum revolving advance amount was increased from $9,000,000 to $11,000,000. Subsequently, the maximum revolving advance amount was increased from $11,000,000 to $14,000,000.

      In connection with the acquisition of Welding Metallurgy, we entered into the Fourth Amendment to the PNC Bank Credit Facility which adds Welding Metallurgy as a borrower under that credit facility and us as a guarantor of the obligations thereunder.

Increase in our Authorized Shares of Common Stock and Authorization of our Board to Implement a Reverse Split of our Common Stock.

      At a Special Meeting of Stockholders on April 3, 2008, our stockholders approved an amendment to our certificate of incorporation increasing to 250,000,000 the number of shares of common stock we are authorized to issue and authorized our Board of Directors to effect, at its discretion at any time not later than December 31, 2008, if at all, a reverse stock split of our common stock at a ratio within the range from one-for-ten to one-for-thirty, with the ratio and timing to be selected and implemented by our Board. The reverse stock split is part of a plan intended to enable us to obtain a listing for our common stock on a national securities exchange. If the reverse stock split is effected, the number of our authorized shares of common stock would be reduced to 125,000,000 shares.

About AIM

      Founded in 1969, AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry including, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. During 2007, approximately 60% of AIM's revenues were derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constituted less than 8.5% of AIM's revenues. The remaining 40% of AIM's revenues for 2007 represented sales in the airframe manufacturing sector to major aviation manufacturers such as Boeing. AIM is a provider of flight critical, technically complex structures: AIM's parts are installed onboard Sikorky's VH-3D, otherwise known as Marine One, the primary Presidential helicopter and on Air Force One, Boeing's 747-2000B customized for use by the President.

      AIM has evolved from an individual parts manufacturer to a manufacturer of subassemblies (i.e., being an assembly constructor) and an engineering integrator. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, and rotorhub components for Blackhawk helicopters, rocket launching systems for the F-22 Raptor Advanced Stealth Fighter, arresting gear for the E2C Hawkeye and US Navy Fighters, vibration absorbing assemblies for a variety of Sikorsky helicopters, landing gear components for the F-35 Joint Strike Fighter, and many other subassembly packages. AIM's achievements in manufacturing quality control have enabled it to receive various international certifications that distinguish it from less qualified manufacturers, as well as several highly technical, customer-based proprietary quality approvals, including supplier of the year awards from notable customers such as United Technologies and Northrop Grumman.

      AIM is the largest supplier of flight safety components for Sikorsky. Sales of parts and services to Sikorsky accounted for approximately 63% of AIM's revenues during 2007, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2012.

      The parts and subassemblies produced by AIM are built to customer specifications and are not protected by patents, trademarks or other rights owned or licensed by AIM. As a result, AIM is not required to procure product liability insurance for such parts and subassemblies because such insurance is provided for by the customer. The products produced by AIM historically have been built to customer designs and specifications. AIM's investments have been for manufacturing engineering, process engineering and tooling to achieve manufacturing efficiency certifications and approvals that provide entry barrier to competitors for follow-on procurements. More recently, however AIRI has developed an in-house engineering and design capability for AIM that has positioned us to manufacture products for customers to our propriety designs.

About Sigma Metals

      Sigma Metals is a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified materials sourced from suppliers throughout the world. Sigma Metal's products are sold to both commercial and defense aerospace manufacturers, throughout the U.S. and in numerous international markets. The customers of Sigma Metals include prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and subcontractors to aerospace manufacturers.

About Welding Metallurgy

      Welding Metallurgy is a provider of specialty welding services and metal products. Our welding services and products are provided to prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and subcontractors to aerospace manufacturers throughout the United States.

Sales and Marketing

      AIM's approach to sales and marketing can be best understood through the concept of customer alignment. The aerospace industry is dominated by a small number of large prime contractors and equipment manufacturers. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects as they develop.

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

      Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually obtained by successfully performing initial contracts. AIM's long-term business base generally benefits from barriers to entry resulting from investments, certifications and manufacturing techniques developed during the initial manufacturing phase.

      As our business base grows with targeted customers and significant market share is obtained, we endeavor to develop our relationship to one of a partnership where initial contracts are also obtained as single source awards and follow-on pricing is negotiated on a cost plus basis. This includes our new ability to participate as an initial design partner. Most recently we partnered with Goodrich Landing Gear on a proposal for the Embraer business jet landing gear.

      Sigma Metals generates customer loyalty through its willingness and ability to supply metals in smaller quantities not available from larger producers, on tight time schedules and not generally available in the market.

      Sigma Metals has historically enjoyed loyal and ongoing relationships with some of the world's leading aerospace companies. These relationships were based on the company's ability to provide high quality materials or exotic materials, on short notice, which are sought after in the aerospace industry. Since the company was purchased by us, Sigma Metals has initiated a marketing effort that is aimed at growth, with a focus on several strategic objectives including in person sales, direct call campaigns, development of relationships and networking opportunities.

      Welding Metallurgy has historically enjoyed loyal and ongoing relationships with some of the world's leading aerospace companies, including Northrop Grumman, Boeing and Middle River Aircraft Systems. These relationships were based on the company's ability to provide precision welding services, which are sought after in the aerospace industry. Since we acquired Welding Metallurgy, we have initiated a marketing effort that is aimed at growth, with a focus on the following strategic objectives:

      Favorable differentiation

      Since we acquired Welding Metallurgy, our focus has been on providing world class customer service, and we have restructured Welding Metallurgy's pricing to improve its competitive position in the industry. Welding Metallurgy has received positive feed-back from its key customers. Welding Metallurgy also has embarked on a face-to-face marketing campaign with established customers, using members of the top management team. We believe that this personal approach, combined with improved pricing and performance, has increased customer loyalty and resulted in new opportunities for Welding Metallurgy with existing customers.

      Diversification

      In conjunction with the marketing efforts aimed at existing customers, Welding Metallurgy also has aggressively marketed new customers to mitigate the vulnerability associated with being a near "captive" shop to Northrop Grumman, which historically represented 70-75% of its annual revenues. Through direct marketing efforts by executive management, Welding Metallurgy has secured the approval of Sikorsky Aircraft, Piper Aircraft, GKN Aerospace, M7 Aerospace, Quartz Mountain Aerospace, Ametek/Hughes-Treitler, and Blair/HSM. Welding Metallurgy also has executed a licensing agreement with Davis Aircraft for its proprietary "Wolfbend" pre-insulated tubing, which is being incorporated into many of the new regional aircraft currently in development. The net effect has been a more diverse customer base, comprised of major commercial and military aerospace customers.

      For the first time in its history, Welding Metallurgy has quotations pending with companies outside the aerospace market, including Slant/Fin corporation (home heating systems), and Halm Industries (printing machinery). Target customers have been identified through trade shows, publications and news subscriptions, pre-existing relationships between Welding Metallurgy's executive management and key procurement personnel, and the selective use of independent sales representatives.

      Evolution from welder to turnkey provider

      Through direct marketing efforts and the creation of new marketing materials, Welding Metallurgy has made customers aware of the full scope of its capabilities. As a result, customers that considered Welding Metallurgy only as a supplier of welding services have now turned to Welding Metallurgy for complete, fully-assembled products. This has increased the market share of Welding Metallurgy with these customers and has resulted in more firmly embedded relationships.

Our Market

      During most of the 1990s, defense spending remained flat or experienced a slight decline. In the late 1990s and the early years of the new millennium, Boeing experienced market share loss to Airbus which adversely affected the domestic aerospace business. The events of 9/11 caused a further deterioration in the domestic commercial aircraft industry, which had been poised for growth as a result of the anticipated replacement of aging airframes.

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

Our Backlog

      AIM has a number of long-term multi-year general purchase agreements with several customers. These agreements specify the part number, specifications and price of the covered products for a specified period, but do not authorize immediate shipment. These agreements obligate a customer to buy required products from us. Nevertheless, generally, before a customer will award such an agreement, we or any other potential supplier must demonstrate the ability to produce products meeting the customer's specifications at an acceptable price. It is a time consuming process for a customer to qualify us or any other supplier for a particular part or subassembly, so most customers tend to limit the number of contracts awarded and, so long as performance is acceptable, will only seek to re-bid a contract at lengthy intervals. Customers issue release orders against these contracts periodically to satisfy their needs. In addition to our long term agreements, we regularly enter into agreements with customers calling for a specified quantity of a product at a fixed price on firm delivery dates.

      AIM's "firm backlog" includes all fully authorized orders received for products to be delivered within the forward 18-month period. The "projected backlog" includes the firm backlog and forecasted demand from our base of leading prime aerospace/defense contractors for product releases against general purchase agreements, or GPAs. Although the forecasted releases against GPAs within the forward 18-month period are included in the "projected backlog", we may actually receive additional substantial "follow-on" awards through the balance of a GPA period, some of which currently extend through 2012. The backlog information set forth herein does not include the sales that we expect to generate from long-term agreements associated with long-term production programs but for which we do not have actual purchase orders with firm delivery dates.

      As of March 15, 2008, AIM's 18-month "firm backlog" was approximately $55.3 million and our "projected backlog" as of that date for the same 18-month period which includes both the firm backlog as well as anticipated order releases against long term agreements with our prime aerospace contractors is approximately $75 million. Because of the nature of the products and services provided, Sigma Metals and Welding Metallurgy do not have a significant backlog and their backlog is not included in the numbers reported herein.

Competition

      The markets for our products are highly competitive. For the most part AIM manufactures items to customer design and competes against companies that have similar manufacturing capabilities in a global marketplace. Consequently, its ability to obtain contracts is tied to its ability to provide quality products at competitive prices which requires continuous improvements in capabilities to assure competitiveness and value to our customers. AIM's marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships and to develop entry barriers to others by establishing advanced quality approvals, certifications and tooling investments that are uneconomical to duplicate.

      Sigma Metals seeks to supply customers with metals that are not readily available in the market, in quantities smaller than those larger producers and distributors are willing to supply, on tight timetables or cut to specifications not generally available in the market. Sigma's ability to satisfy its customers' needs is determined by its ability to source products, often from obscure producers, its willingness to hold quantities of a product in excess of the amount desired by a customer and its knowledge of the markets for metals.

      Welding Metallurgy operates in an environment similar to AIM, where once it is established as a source for a customer the entry barrier for competitors is difficult to overcome.

      Many of AIM's competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers, including Monitor Aerospace, a division of Stellex Aerospace, Hydromil, a division of Triumph Aerospace Group, Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation. The competitors of Sigma Metals include the many mills which manufacture and directly distribute the metals sought by its customers and the suppliers which purchase and distribute such products. Many of our competitors are divisions of larger companies having significantly larger infrastructures, greater resources and the capabilities to respond to much larger contracts.

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

      AIM has approximately 14 key sole-source suppliers of various parts that are important for one or more of our products. These suppliers are our only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide us parts for any reason, our business could be severely harmed.

      As a specialty distributor much of Sigma Metals' success in meeting customer demand involves sourcing various metals in quantities and at prices that provide it with a competitive advantage. Given its knowledge of the worldwide market, Sigma Metals often supplies foreign metals to U.S. customers and U.S. metals to foreign customers. Given the nature of its business, Sigma Metals constantly seeks to develop new sources of materials and to develop supply relationships with aerospace manufacturers.

      As a specialty welding and manufacturing service provider, Welding Metallurgy does not require significant amounts of materials to produce finished products. Supplies required for its operations are readily available and do not require significant inventories to be held on hand.

Future Expansion and Acquisition Strategy

      Since the 1990s, the aerospace and defense industries have undergone a radical restructuring and consolidation. The largest prime contractors have merged, resulting in fewer, but larger, entities. A prime example is Boeing, which acquired McDonnell Douglas. Others include Lockheed Martin, the result of Lockheed's acquisition of Martin Marietta, and the aerospace divisions of General Dynamics and Northrop Grumman, which fused together Northrop, Grumman, Westinghouse and Litton Industries into one entity.

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

      We believe the industry's drive to efficiency will create enhanced pressures on many aerospace/defense critical component manufacturers, particularly those with $15-$100 million in annual sales, referred to herein as the "Tier III/IV Manufacturing Sector", and these manufacturers will have to either upgrade their systems to achieve quality approvals or leave the industry.

      In response to this drive towards greater operating and economic efficiency, our objective is to achieve a leading role in the consolidation of the Tier III and IV Manufacturing Sectors. In this regard, our core strategy will be to selectively acquire synergistic manufacturers of "linchpin" products and technologies, upon which larger, more complex and key defense systems and platforms can be established. We believe that numerous acquisition opportunities of such kind exist, particularly given the evolutionary stage of a number of existing businesses in the sector, the age of many of the owner-principals and their perceived and stated desire to facilitate a liquidity event for their investment in the near term. Furthermore, we believe that by executing a well-defined consolidation strategy in the Tier III and IV Manufacturing Sectors, we will be able to achieve significant cost savings, operational efficiencies and overall economic synergies. AIM was our initial strategic acquisition and will serve as our operating platform for subsequent acquisitions and organic growth.

      We will focus on acquiring profitable, privately held entities or divisions of larger entities with annual sales between $15 and $100 million in the aerospace and defense-related fields. Initially, we will seek enterprises whose products are synergistic and complementary to AIM's current product line and which can benefit from our existing engineering talents and manufacturing capabilities, such as Sigma Metals. We will look for candidates whose products are components of larger mission critical systems and which can be upgraded from simple parts to complex, higher-margin component system subassemblies through the use of AIM's engineering talents. We intend to focus on entities with reputations for high quality standards whose management can be absorbed into our company. When possible, we will seek to combine existing operations to absorb excess capacity and eliminate duplicative facilities. It is contemplated that future acquisitions will be facilitated by using our stock, cash or debt financing, or some combination thereof. Given our limited available cash, it is likely that we will have to rely upon seller financing or debt financing provided by third parties to complete acquisitions for the foreseeable future. We cannot assure you that such financing will be made available to us and, our need to rely upon such sources may make it difficult for us to complete any transaction in competition with larger better capitalized competitors.

      We also intend to expand our operations through internal growth. We will seek to attract new customers through proactive industry marketing efforts, including direct sales programs, participation at trade shows, technical society meetings and similar activities. Additionally, we will seek to capitalize on our engineering capabilities by partnering with other lower cost manufacturers which can benefit from our expertise.

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

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 ("RCRA") regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York, the handling, storage and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

Federal Aviation Administration Regulation

      We are subject to regulation by the Federal Aviation Administration ("FAA") under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

Government Contract Compliance

      Our government contracts and those of many of our customers are subject to the procurement rules and regulations of the United States government, including the Federal Acquisition Regulations ("FAR"). Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed to the project. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

      We believe that we are in compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

Employees

      As of March 31, 2008, we employed approximately 225 people. AIM is a party to a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the "Union") with which we believe we maintain good relations. Our collective bargaining agreement is dated January 1st, 2008 and covers all of AIM's production personnel. All other company employees including AIM's management employees, all Sigma employees, all Welding Metallurgy's employees, and AIRI employees are covered under a co-employment agreement with Administaff. The terms and provisions of the Collective Bargaining Agreement are effective for three (3) years and terminate December 31, 2011. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Services Worker's Security Fund. The Collective Bargaining Agreements contains a "no-strike" clause, whereby, during the terms of the Collective Bargaining Agreements the Union will not strike and AIM will not lockout its employees.

Item 1A. Risk Factors.

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this report. If any of the following events actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

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

      The past performance of AIM, Sigma Metals, Welding Metallurgy or any other entity that we acquire is not necessarily indicative of our future performance. Future performance may be adversely affected as a result of the integration of the acquired business into our organization and the significant increase in expenses relating to financial statement preparation and compliance with controls and procedures standards established by the Sarbanes-Oxley Act of 2002.

The terms of the financing we obtain, if any, to acquire the Blair Companies may not be favorable to our current stockholders.

      On November 15, 2007, we entered into a Stock Purchase Agreement with the shareholders of Blair Industries, Inc., a New York corporation, Blair Accumulators, Inc., a New York corporation, H.S.M. Machine Works, Inc., a New York corporation, and H.S.M. Machine Works, Inc., a North Carolina corporation (collectively, the "Blair Companies") to acquire all of the outstanding capital stock of the Blair Companies. We will need to raise funds to complete the acquisition of the Blair Companies. We are currently working with a lender which is considering lending us sufficient debt to complete this acquisition. Although this lender is continuing its due diligence, we cannot assure you that this lender will provide financing to complete the acquisition. In the current economic environment, the terms on which financing to acquire the Blair Companies may be made available to us, if it is available, may not be favorable to us or our current shareholders.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. This could result in increased responsibilities for management.

      Our future success will be highly dependent upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain experienced accounting and financial personnel.

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

The failure to integrate a business or business segment we acquire could have a material adverse effect on our results of operations and financial condition.

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

      In general, we have derived a material portion of our revenues from one or a limited number of customers. We expect that in future periods we may enter into contracts with customers which represent a significant concentration of our revenues. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. One customer accounted for approximately 46% of our consolidated sales during the year ended December 31, 2007. Any adverse change in our relationship with Sikorsky could have a material adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets in which we sell our products are dominated by a relatively small number of customers who have contracts with United States government agencies, thereby limiting the number of potential customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

Continued competition in our markets may lead to a reduction in our revenues.

      The defense and aerospace component manufacturing market is highly competitive and we expect that competition will increase. Current competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. We expect that more companies will enter the defense and aerospace component manufacturing market. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business.

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

      Fluctuations in quarterly results, competition or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. In addition, we cannot assure you that an active trading market will develop or be sustained for our common stock. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock, as well as our overall operating results.

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

Our indebtedness may affect operations.

      As described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have significant indebtedness. We are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance. In addition, our loan facilities are secured by substantially all of our assets. In the case of a continuing default under either of our loan facilities, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business. Payment of principal and interest may limit our ability to pay cash dividends to our stockholders and the documents governing our loans prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

We may issue shares of our capital stock to complete an acquisition, which would reduce the equity interest of our stockholders.

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

We may issue our debt securities to complete an acquisition, and if we are unable to generate sufficient cash flow from operations to satisfy the debt service associated with that indebtedness, our inability to do so may force us to sell assets and restrict our ability to obtain additional financing or place onerous restrictions on our operations.

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

If our Board of Directors implements the reverse stock split, we cannot assure you that the total market capitalization of our common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will either exceed or remain higher than the pre-split per share market price.

      We cannot assure you that if our Board implements a reverse stock split, that the market price per new share of common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of old shares of common stock outstanding before the reverse stock split. For example, based on the closing market price of our common stock on March 26, 2008 of $0.21 per share, if the Board decided to implement a reverse stock split and selected a reverse stock split ratio of one-for-fifteen, we cannot assure you that the post-split market price of our common stock would be $3.15 per share. Alternatively, if the Board decided to implement a reverse stock split and selected a reverse stock split ratio of one-for-thirty we cannot assure you that the post-split market price of our common stock would be $6.30 per share. Accordingly, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split. In many cases, the total market capitalization of a company following a reverse stock split is lower than the total market capitalization before the reverse stock split.

A decline in the market price for our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following a reverse stock split.

      The market price of our common stock will be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. In many cases, both the total market capitalization and the market price of a share of a company's common stock following a reverse stock split are lower than they were before the reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

      Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. A high proportion of our issued and outstanding shares, including those issuable upon conversion of our series B convertible preferred stock, are eligible for sale under the provisions of Rule 144 that do not limit the amount of shares that may be sold by a holder. The number of our shares available for sale is enormous relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our common stock.

Item 2. Properties.

      Our headquarters are situated on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet.

      On October 24, 2006, we sold the buildings and real property located at the corporate campus for a purchase price of $6,200,000. Simultaneous with the sale of the property, we entered into a 20-year triple-net lease for the property. Base annual rent is approximately $540,000 for the first five years of the lease, increases to $621,000 for the sixth year of the term, and increases by 3% for each subsequent year. The lease grants AIM an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

      The operations of Sigma Metals and Welding Metallurgy have been relocated to a new 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which provides for an annual base rent of approximately $514,572 for the first year of the sublease, with increases of 3% per year for the remainder of the following eight years.

Item 3. Legal Proceedings

      We were a defendant in an action by our former investor relations firm filed on September 18, 2007 in the Supreme Court of the State of New York, New York County captioned Porter, Levay & Rose, Inc. against Air Industries Group, Inc. et al. (Index No. 003104/07). This case has been settled for $65,000.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

      Our common stock is quoted on the OTC Bulletin Board under the trading symbol "AIRI.OB" ("GLDS" prior to July 16, 2007 and "ASHN" prior to February 15,
2006). The prices set forth below reflect the quarterly high and low sale price information for shares of our common stock for the periods indicated, as reported by Bloomberg LLP.

2007 Quarter Ended                                High         Low
------------------                                ----         ---
December 31, 2007                                $0.35        $0.22
September 30, 2007                                0.40         0.22
June 30, 2007                                     0.40         0.25
March 31, 2007                                    0.33         0.22

2006 Quarter Ended                                High         Low
------------------                                ----         ---
December 31, 2006                                $0.30        $0.24
September 30, 2006                                1.01         0.27
June 30, 2006                                     1.65         0.76
March 31, 2006                                    2.25         0.33

      As of March 31, 2008, there were approximately 200 holders of record of our common stock.

      We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors. Prior to the merger, AIM was a Subchapter S corporation and made distributions to its shareholders to enable them to pay income taxes on their allocable portion of our income.

Recent Sales of Unregistered Securities

      We have reported all sales of our unregistered equity securities that occurred during 2007 in our Reports on Form 10-QSB or Form 8-K, as applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2007, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2007 and 2006. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

General

      AIM has evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force.

      Sigma Metals distributes aluminum, stainless, and titanium raw materials for the aerospace industry to customers in the United States, Europe and Asia. These materials are sold to Major Aerospace Manufacturers and their lower tier supply chain companies, and are incorporated into products produced by Sikorsky, Lockheed Martin, Boeing and Northrop Grumman and others.

      Welding Metallurgy is a supplier of welded assemblies and performs tube bending, sheet metal fabrication and precision assembly. Welding Metallurgy also manufactures components for various subsectors of the commercial and military aerospace industry. Its customers include Sikorsky, Lockheed Martin, Boeing and Northrop Grumman.

      Sales of parts and services to one customer accounted for 46% of AIRI's revenue in 2007, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2012.

Results of Operations

      We completed the acquisition of Sigma Metals on April 16, 2007, and the acquisition of Welding Metallurgy on August 26, 2007; consequently, the results of Sigma and Welding Metallurgy from April 17, 2007, and August 27, 2007, respectively, are included in our financial statements for the year ended December 31, 2007, and reflected in the discussion below.

Year ended December 31, 2007 compared with year ended December 31, 2006

Segment Data

      We follow SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of Sigma in April 2007 and Welding Metallurgy in August 2007, we have three reportable segments: Air Industries Machining, Sigma Metals and Welding Metallurgy. Air Industries Machining is primarily engaged in processing, cutting, milling, machining and hardening metals into assemblies that are widely used in the aerospace industry. Sigma Metals is a supplier of sheet metal, plate, forgings and bar stock to converters who supply parts to major domestic and international aerospace customers. Welding Metallurgy is a fabricator of parts primarily used in the defense industry. Welding specializes in complex welding applications and in tubular structures.

      The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed. Operating costs that are not directly attributable to a segment are included in the Air Industries Machining segment. These costs include corporate costs such as legal, audit, tax and other professional fees related to being a public company.

      We are in the process of integrating Sigma Metals and Welding Metallurgy into our fully integrated Enterprise Resource Program for operational and financial control. This process is expected to be completed by the end of the second quarter of 2008 and will enable our management to have more accurate and current information when making decisions concerning sales, product pricing and the reasonableness of related costs.

      As a result of the acquisitions of Sigma Metals and Welding Metallurgy our customer base has become more diversified and less dependent on one major customer whose pre-acquisition percentage of revenue was in excess of 70% and is now on a post-acquisition basis approximately 46%.

      The following table sets forth, for the periods indicated, certain components of our statements of operations

                             Year Ended December 31,
                             -----------------------

                                                      2007             2006
                                                      ----             ----
Air Industries Machining
       Revenue                                    $ 34,088,056     $ 33,044,996
       Gross Profit                                  8,361,046        5,042,054
       Pre Tax Income                                3,412,729        1,563,036

       Assets                                       31,304,053       24,576,329

Sigma Metals
       Revenue                                       9,890,659               --
       Gross Profit                                  2,781,253               --
       Pre Tax Income                                  303,996               --
                                                                             --
       Assets                                       11,463,079               --

Welding Metallurgy
       Revenue                                       2,089,930               --
       Gross Profit                                  1,588,347               --
       Pre Tax Income                                1,026,715               --

       Assets                                        8,425,658               --

Corporate
       Revenue                                              --               --
       Gross Profit                                         --               --
       Pre Tax Income (loss)                        (3,503,866)      (1,409,636)

       Assets                                       22,962,665        8,333,815

Consolidated
       Revenue                                      46,068,645       33,044,996
       Gross Profit                                 12,730,646        5,042,054
       Pre Tax Income                                1,239,573          153,400
       Provision for Taxes                             611,673          489,969
       Net Income (loss)                               627,900         (336,569)
       Elimination of Assets                       (23,865,005)      (8,017,962)
       Assets                                       50,290,450       24,892,182

      In the paragraphs below, the numbers for 2007 reflect the consolidated results of our operations for 2007.

      Net sales were $46,068,645 for the year ended December 31, 2007, or Fiscal 2007, an increase of $13,023,649, or 39%, from net sales of $33,044,996 for the year ended December 31, 2006, or Fiscal 2006. This increase was attributable to the consolidation of $11,980,589 of net sales from Sigma and Welding Metallurgy from April 16, 2007 and August 27, 2007, respectively, augmented by an increase in net sales at AIM of $1,043,060. The increase in net sales at AIM reflects a slight increase in price being paid by our largest customer and an increase in overall unit volume.

      Gross profit was $12,730,646 in Fiscal 2007 (27.6% of net sales), compared to gross profit of $5,042,054 in Fiscal 2006 (15.3% of net sales). The increase in gross profit is primarily attributable to the revenues of Sigma Metals ($9,890,659) and Welding Metallurgy ($2,089,930). The increase in gross profit as a percentage of sales reflects the continuation of the shift in our production to higher margin military products.

      Selling and marketing expenses were $1,476,111 in Fiscal 2007, an increase of $875,100 (145.6%) from selling and marketing expenses of $601,011 in Fiscal 2006. This increase was attributable to inclusion of selling expenses of Sigma Metals ($963,705) and Welding Metallurgy ($15,284), partially offset by reductions in field engineering and out bound freight expenses.

      General and administrative expenses were $8,418,508 in Fiscal 2007, an increase of $4,628,921 (122%) from general and administrative expenses of $3,789,587 in Fiscal 2006. The increase was primarily due to inclusion of general and administrative expenses of Sigma Metals ($1,405,910) and Welding Metallurgy ($336,976). This increase also reflects (i) a reclassification of the cost of certain management personnel to better reflect their functions, (ii) professional fees attributable to our reporting requirements as a public company ($365,678) and (iii) preparations for compliance with Sarbanes-Oxley ($340,000). Fiscal 2007 also reflects an increase in non-cash compensation charges resulting from the grant of options to management under our Stock Incentive Plan ($406,210). In addition, we incurred additional bad debt expense in 2007 as compared to 2006 ($200,000) based upon managements' assessment of the collectability of certain outstanding receivables.

      Interest and financing costs was $1,578,337 in Fiscal 2007, an increase of $538,229 (52%) from interest and financing costs of $1,040,108 in Fiscal 2006. This increase is attributable to borrowings relating to the acquisition of Sigma Metals and Welding Metallurgy in Fiscal 2007, higher interest rates and borrowings for operations at Sigma and Welding Metallurgy.

      Other income and other expense was $56,113 in Fiscal 2007 a decrease of $245,081 (130%) and primarily reflects the 2006 present value gain realized as a result of the sale and lease-back transaction for our real estate.

      Income Before Provision for Income Taxes was $1,239,573 in Fiscal 2007, an increase of $1,086,173 (708%) from income before income taxes of $153,400 in Fiscal 2006. The increase in income during Fiscal 2007 resulted primarily from the impact on AIRI's business of the acquisitions of Sigma and Welding Metallurgy offset in part by expenses incurred by us to comply with our reporting obligations as a public entity.

      Provision for Income Taxes increased to $611,673 for Fiscal 2007, as compared to $489,969 for Fiscal 2006, primarily reflecting the taxes payable as a result of the increase in our net income for the reasons discussed above.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      Since the PNC Loan Facility requires that all cash at our operating subsidiaries be swept on a daily basis to our loan accounts, at December 31, 2007 and December 31, 2006, we had no cash or cash equivalents. At December 31, 2007, we had working capital of $5,699,360 as compared to working capital of $4,911,354 as of December 31, 2006. This increase reflects the proceeds of the placement of our series B convertible preferred stock, offset by the cash used to acquire Sigma and Welding Metallurgy ($4,060,796 and $ 3,500,000 respectively) and our negative cash flows from operations during the year ended December 31, 2007. It should be noted that included in current liabilities is an aggregate of $15,960,716 payable to our bank lenders. Under the terms of our loan agreements these amounts are not payable until April 30, 2010 and August 24, 2010, respectively, but have been included in current liabilities due to the right of the banks to demand immediate repayment as a result of the subjective nature of the acceleration clause upon the occurrence of certain events, which management believes are not likely to occur, combined with the existence of a lockbox arrangement. We believe that our cash requirements for operations in the next twelve months will be met by revenues from operations, cash reserves, and amounts available under the PNC Loan Facility.

      As of December 31, 2007, our outstanding debt consisted of $16,489,046 under our loan facility made up of $15,960,716 classified as short-term and $528,330 classified as long-term. Notes payable to the former shareholders of our subsidiaries AIM, Sigma and Welding of $3,938,832 are classified as $1,435,796 short-term and $2,503,036 as long-term. Capital lease obligations of $1,478,791 are classified as $290,285 short-term with the remaining balance of $1,188,506 classified as long-term. Additionally at December 31, 2007 there was a standby letter of credit outstanding in the amount of $127,500. In addition, reflecting the sale leaseback of AIM's corporate campus, we now pay approximately $45,000 per month as rent, plus $15,662 to fund real estate tax escrow accounts and other reserves held by the landlord.

      We used $5,948,396 in operations during the year ended December 31, 2007. The use of cash in operations reflects an increase in inventory of $3,323,195, an increase in our deposits with vendors of $724,607 , a decrease in prepaid expenses of $47,643, and a decrease in our accounts payable and accrued expenses of $3,104,447. The increase in our inventory and decrease in our accounts payable noted above are associated with our pre-existing operations and do not reflect the changes resulting from the acquisitions of Sigma and Welding Metallurgy . The increase in the inventory in our pre-existing operations is primarily related to the need to support the increase in contractual business space for follow-on contracts in 2008 as well substantial activity in new business products. The additional increase in inventory reflected on our balance sheet results primarily from the acquisition of our metals and welding operations. The increase in deposits with vendors and decrease in accounts payable are due to advanced payment requirements imposed by certain suppliers of our pre-existing operations. As a result of efforts to reduce amounts due these suppliers, we anticipate that they may not require prepayments in the immediate future.

      In addition to the foregoing uses of cash, during 2007 AIM had capitalized development costs in the amount of $1,533,215 in connection with engineering and tooling outlays related to its successful efforts to win certain long-term contracts. Included in these projects are contracts for Goodrich Landing Gear related to the A380, Boeing, Latacoere and Sikorsky.

      In connection with the acquisition of Air Industries Machining Corp., we paid the sellers $2,040,103 in cash and incurred notes payable obligations to the sellers in the aggregate principal amount of $1,627,262, of which $665,262, plus accrued interest of $54,511 were in the form of convertible promissory notes which were converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share on January 26, 2007. The remaining principal amount, $625,300, is payable in equal quarterly installments of $48,100 of principal, plus interest through March 2011.

      In connection with the acquisition of Sigma Metals, we paid the sellers $4,060,796 in cash and incurred notes payable obligations to the former shareholders of Sigma Metals in the aggregate principal amount of $1,497,411. The remaining principal balance as of December 31, 2007 is $1,216,488, and is payable in equal monthly installments of $43,446 of principal plus interest, through 2010, except that in April 2008 $247,090 was prepaid on the notes due the former shareholders.

      In connection with the acquisition of Welding Metallurgy, we paid the sellers $3,500,000 in cash and incurred a notes payable obligation to the former shareholders of Welding Metallurgy in the aggregate principal amount of $2,000,000, which bears no interest until August 24, 2008, and bears interest thereafter at 7% per annum. To reflect the fact that this note does not bear interest for the first year, we have discounted the value of the note in our balance sheet to $1,860,000, and will expense the imputed interest on a monthly basis and accrete up the value of the note to its face value of $2,000,000. The balance of this note at December 31, 2007 was $1,906,667. The indebtedness evidenced by this note is subordinate to our indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of $125,000, plus accrued interest, commencing on November 30, 2008 and continuing through August 31, 2011. Under the stock purchase agreement, we are obligated to pay the sellers an additional $190,377 as an adjustment to the purchase price. We have agreed to pay this adjustment to the purchase price in four equal monthly installments of $49,400 (which amount includes interest of 7% per annum from November 1, 2007) commencing on March 31, 2008 and on the last day of each calendar month thereafter through June 30, 2008.

      The terms of the PNC Loan Facility are described in the notes to our consolidated financial statements included in this report. Under the PNC Loan Facility, as of December 31, 2007, we had revolving loan balances of $11,332,940, a term loan balance of $244,906, and an equipment loan balance of $411,200 as compared to balances of $5,027,043; $362,034 and $411,200 as of
December 31, 2006. In addition, as of December 31, 2007 we had capital lease obligations to other parties totaling $1,478,791.

      To finance the acquisition of Sigma Metals and to provide us with additional working capital and funds for future acquisitions, we completed a private placement of our series B convertible preferred stock in which we raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma Metals and was entirely devoted to the acquisition. A second closing occurred on May 3, 2007, in which we received gross proceeds of $3,068,000. The holders of the series B preferred stock are entitled to a cumulative annual dividend of 7% per annum, which we have the right to pay in additional shares of series B preferred stock, except under certain circumstances. In October 2007 and January 2008, we issued an aggregate of 26,798 and 16,456 shares of series B preferred stock in payment of accrued dividends. The shares of series B preferred stock issued in the offering and in payment of accrued dividends are convertible into approximately 30,439,944 shares of our common stock. On April 1, 2008, our Board declared a dividend on our series B convertible preferred stock, payable in 19,825 additional shares of series B convertible preferred stock.

      In connection with the acquisition of Sigma Metals, we also amended and modified the terms of the Loan Facility with PNC to allow for Sigma to become a borrower under the Loan Facility. The cost of this amendment was $42,500 and is being amortized over the remaining term of the Credit Facility. As part of the amendment, Sigma Metals' pledged all of its assets and to PNC to secure the payment of its obligations under the Loan Facility. In addition the termination date of the PNC Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased by $2,000,000, to $11,000,000.

      In connection with the acquisition of Welding Metallurgy, the terms of the PNC Loan Facility were amended and modified to include Welding Metallurgy as a borrower and Air Industries Group and Welding Metallurgy as guarantors of amounts due under the PNC Loan Facility. In connection with that amendment, Welding Metallurgy pledged all of its assets and properties to PNC to secure its obligations under the PNC Loan Facility. The maximum revolving advance amount was increased by an additional $3,000,000 to $14,000,000.

      Additionally, in connection with the Welding Metallurgy acquisition, Steel City Capital Funding LLC, or SCCF provided a Term Loan of $4,500,000. The Term Loan is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced to be in effect from time to time. Under the terms of our loan agreements these amounts are not payable until August 24, 2010, but have been included in current liabilities due to the right of the banks to demand immediate repayment as a result of the subjective nature of the acceleration clause upon the occurrence of certain events, which management believes are not likely to occur, combined with the existence of a lockbox arrangement. In addition, to secure the obligations due SCCF, we pledged to SCCF the capital stock of Air Industries Machining Corp, Sigma Metals, and Welding Metallurgy, and each of those entities granted to SCCF a security interest on all of their assets.

      During the year ended December 31, 2007, borrowings under the PNC Loan Facility increased by $6,305,477. These funds were used to reduce a trade payable ($3,323,195), for production engineering ($1,533,215), to purchase raw materials inventory ($1,186,256) and to pay taxes ($262,811).

      As of December 31, 2007, two customers accounted for approximately 22% and 11% of our accounts receivable. In addition, these customers accounted for approximately 46% and 11% of net sales, respectively, for the year ended December 31, 2007. In the event either of such customers is unable or unwilling to pay amounts due or in the event our relationships with such customers are severed or negatively affected, our results of operations will be materially adversely affected and we may not have the resources to meet our capital obligations.

Agreement for the Acquisition of the Blair Companies

      On November 15, 2007, we entered into a Stock Purchase Agreement (the "Blair Purchase Agreement") with the shareholders of Blair Industries, Inc., a New York corporation, Blair Accumulators, Inc., a New York corporation, H.S.M. Machine Works, Inc., a New York corporation, and H.S.M. Machine Works, Inc., a North Carolina corporation (collectively, the "Blair Companies") to acquire all of outstanding capital stock of the Blair Companies.

      Founded in 1951, the Blair Companies produce structural landing gear components; complex airframe machined parts, as well as hydraulic components. In 1979 the Blair Companies expanded their operations to include hydraulic actuators, mechanical assemblies, a wide variety of kits, and complete landing gear assemblies. Currently, they also design and manufacture fully dressed landing gear and other structural and hydraulic components primarily for commercial and military aircraft. The Blair Companies operate out of one facility in Medford, Long Island, New York, and another facility in Leland, North Carolina. For over 10 years, Blair has been a certified supplier for Goodrich Landing Gear, the world's largest provider of landing gear to the aerospace industry's prime contractors, and maintains similar standing with France-based Messier-Dowty, the world's second largest provider of landing gear.

      We believe the acquisition of the Blair Companies will facilitate and accelerate our transition from basic contract manufacturing to becoming a provider of comprehensive integration services, particularly for fully dressed landing gear and provide us with expanded capabilities and a high-end customer base for landing gear and other critical flight safety components and assemblies.

      The purchase price for the Blair Companies is $16,358,000, subject to adjustment based upon the Net Asset Value (as defined in the Blair Purchase Agreement) of the Blair Companies as of the date of closing. The purchase price is payable in a combination of cash, promissory notes and shares of our preferred stock having a liquidation value of $1,000,000. However, we are engaged in discussions with the shareholders of the Blair Companies to eliminate the preferred stock as part of the purchase price and with respect to certain other terms. The promissory notes will have a term of five years commencing on the date of closing, accrue interest at rates of four percent (4%) per annum, as to promissory notes in the initial principal amount of $1,358,000, and eight percent (8%) per annum, as to principal notes in the initial principal amount of $5,000,000, and contain other customary terms and conditions.

      The closing is subject to certain conditions including, but limited to, our ability to secure not less than $12 million in debt or equity financing. We have agreed to pay the shareholders of the Blair Companies a break-up fee of $150,000 under certain circumstances.

      Concurrent with the closing, we will enter into employment agreements with one of the shareholders and a key employee of the Blair Companies. The employment agreements provide for annual base salaries aggregating initially to $400,000, together with certain bonuses based upon performance and customary increases. The employment agreements will contain customary terms and provisions relating to severance, benefits and vacation. One of the employment agreements will have an initial term of five (5) years and the other employment agreement will have an initial term of three (3) years.

      We cannot assure you that (i) we will be successful in negotiating an amendment to the Blair Purchase Agreement on terms favorable to us, if at all,
(ii) we will be able to obtain the financing to complete the acquisition on terms favorable to us, if at all, or (iii) even if we are able to amend the Blair Purchase Agreement and obtain a commitment for financing, we will be able to complete the acquisition. See Item 1A ("Risk Factors") under the risks captioned "Our indebtedness may affect operations," "We may issue shares of our capital stock to complete an acquisition, which would reduce the equity interest of our stockholders" and "We may issue our debt securities to complete an acquisition, and if we are unable to generate sufficient cash flow from operations to satisfy the debt service associated with that indebtedness, our inability to do so may force us to sell assets and restrict our ability to obtain additional financing or place onerous restrictions on our operations."

Restatement of Quarterly Operating Results (unaudited)

      As a result of (i) our determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and (ii) the completion of the allocation of the purchase price we paid for Sigma Metals and Welding Metallurgy among certain intangible assets of those companies that initially had been allocated to goodwill there are set forth below restated summarized results of operations for each of the first three quarters of 2007. The table set forth below shows adjustments to the results previously reported by the Company on Form 10-QSB for each of the first three quarters of 2007.


                                        Q1 2007                         Q1 2007       Q2 2007                             Q2 2007
                                      As reported    Adjustments (1)  As restated   As reported    Adjustments (1)(2)   As restated
Net Income                           $ 7,488,130                     $ 7,488,130     $10,989,536                        $10,989,536

Cost of Sales                          6,239,484       $(418,014)      5,821,470       8,616,698       $(434,234)         8,182,464
                                     -----------------------------------------------------------------------------------------------

Gross Profit                           1,248,646         418,014       1,666,660       2,372,838         434,234          2,807,072

Cost and expenses                      1,126,792              --       1,126,792       2,330,498          55,881          2,386,379
                                     -----------------------------------------------------------------------------------------------

Operating Income                         121,854         418,014         539,868          42,340         378,353            420,693

Interest and financing costs             130,954              --         130,954         280,869              --            280,869

Other (Income) Expenses                   (2,377)             --          (2,377)         (1,224)             --             (1,224)
                                     -----------------------------------------------------------------------------------------------

Income (loss) before income taxes         (6,723)        418,014         411,291        (237,305)        378,353            141,048

Income tax provision                      64,764         194,460         259,224          78,138         176,010            254,148
                                     -----------------------------------------------------------------------------------------------

Net (Loss) Income                        (71,487)        223,554         152,067        (315,443)        202,343           (113,100)

Less: Dividend attributable to
preferred stockholders                        --              --              --         110,964              --            110,964
                                     -----------------------------------------------------------------------------------------------

Net (loss) income attributable to
common stockholders                  $   (71,487)      $ 223,554     $   152,067     $  (426,407)      $ 202,343        $  (224,064)
                                     ===============================================================================================

Loss per common share:

Net income (loss) per common share
(Basic)                              $     (0.00)                    $      0.00     $     (0.01)                       $     (0.00)
                                     ============                    ============================                       ============
Net income (loss) per common share
(Diluted)                            $     (0.00)                    $      0.00     $     (0.01)                       $     (0.00)
                                     ============                    ============================                       ============

Weighted average shares
outstanding (Basic)                   58,833,681                      58,833,681      65,667,564                         65,667,564
                                     ============                    ============================                       ============
Weighted average shares
outstanding (Diluted)                 58,833,681                      60,202,835      65,667,564                         65,667,564
                                     ============                    ============================                       ============

                                       Q3 2007                            Q3 2007
                                     As reported   Adjustments (1)(2)   As restated       Q4 2007   December 31, 2007
Net Income                           $12,845,821                        $12,845,821    $14,745,158     $46,068,645

Cost of Sales                          9,254,338       $(456,336)         8,798,002     10,536,063      33,337,999
                                     -----------------------------------------------------------------------------

Gross Profit                           3,591,483         456,336          4,047,819      4,209,095      12,730,646

Cost and expenses                      2,617,134         112,921          2,730,055      3,651,393       9,894,619
                                     -----------------------------------------------------------------------------

Operating Income                         974,349         343,415          1,317,764        557,702       2,836,027

Interest and financing costs             478,920              --            478,920        687,634       1,578,377

Other (Income) Expenses                   26,074              --             26,074         (4,396)         18,077
                                     -----------------------------------------------------------------------------

Income (loss) before income taxes        469,355         343,415            812,770       (125,536)      1,239,573

Income tax provision                      46,761         159,757            206,518       (108,217)        611,673
                                     -----------------------------------------------------------------------------

Net (Loss) Income                        422,594         183,658            606,252        (17,319)        627,900

Less: Dividend attributable to
preferred stockholders                   136,578              --            136,578        146,500         394,042
                                     -----------------------------------------------------------------------------

Net (loss) income attributable to
common stockholders                  $   286,016       $ 183,658        $   469,674    $  (163,819)    $   233,858
                                     =============================================================================

Net income (loss) per common share:

Net income (loss) per common share
(Basic)                              $      0.00                        $      0.01    $     (0.00)    $      0.00
                                     ===========                        ==========================================
Net income (loss) per common share
(Diluted)                            $      0.00                        $      0.01    $     (0.00)    $      0.00
                                     ===========                        ==========================================

Weighted average shares
outstanding (Basic)                   67,838,959                         67,838,959     69,122,227      65,402,711
                                     ===========                        ==========================================
Weighted average shares
outstanding (Diluted)                 70,734,615                         70,734,615     70,738,078      67,861,015
                                     ===========                        ==========================================

(1) The adjustments to Cost of Sales relates to our determination to capitalize certain engineering costs initially expensed.

(2) The adjustments to costs and expenses relate to the amortization of amounts attributable to intangibles that have been specifically identified among the assets of Sigma and Welding Metallurgy that initially had been included in goodwill.

      As of June 30, 2007 and September 30, 2007, $3,720,000 and $2,434,225 was
reclassified from goodwill to intangibles, respectively, related to the completion of the allocation of purchase prices. There was no impact on cash flow for any of the periods.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

We value inventory at the lower of cost on a first-in-first-out basis or market.

      AIM purchases inventory only when it has signed non-cancellable contracts with its customers for orders of its finished goods. Welding Metallurgy generally produces pursuant to customer orders and maintains relatively low inventory levels. AIM occasionally produces finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. Sigma routinely acquires inventory without corresponding purchase orders. We periodically evaluate inventory items that are not secured by purchase orders and establish reserves for obsolescence accordingly. We also reserve an allowance for excess quantities, slow-moving goods, and obsolete items.

Capitalized Pre Production Costs

      We have contractual agreements with certain customers to produce parts, which the customers design. The production of these parts require pre-production engineering and programming of our machines. We account for these pre-production costs pursuant to Emerging Issues Task Force Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (EITF 99-5). The pre-production costs associated with a particular contract are capitalized and beginning with the first shipment of product pursuant to such contract, amortized over a period determined as follows: (i) if deliverables are scheduled for a period of three years or less, on a straight line basis over the anticipated length of the contract and (ii) if deliverables are scheduled for more than three years, on a straight line basis over three years. If we were to be reimbursed for a portion of the pre-production expenses associated with a particular contract only the unreimbursed portion would be capitalized under EITF 99-5. We also may progress bill on certain engineering being expended. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in our customer purchase orders provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized. Air Industries utilizes a return merchandise authorization procedure for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved credit is issued upon receipt of the product. Revenues are recorded net of returns and allowances.

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

Stock-Based Compensation

      In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No.123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. We recorded an expense of $437,202 and $167,126 for the years ended December 31, 2007 and 2006, respectively, in accordance with the measurement requirements under SFAS No. 123(R)

Goodwill

      Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We apply SFAS No. 142, Goodwill and Other Intangible Assets and accordingly do not amortize goodwill but test it for impairment. The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

      The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. However, these differences have not been material and we believe that this methodology provides a reasonable means to determine fair values. Cash flows were discounted using a discount rate based on expected equity return rates, which ranged from 12.61% to 14.73% for 2007. Our evaluations for the year ended December 31, 2007 indicated there was no impairment of our Goodwill.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

      The financial information required by this item is set forth beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      On December 3, 2007, we were notified that effective October 3, 2007, certain of the partners of Goldstein Golub Kessler LLP, or GGK, became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company. McGladrey & Pullen, LLP was appointed as our new independent registered public accounting firm. We engaged GGK as our independent registered public accounting firm on December 15, 2005.

      The audit reports of GGK on the consolidated financial statements of Air Industries Group, Inc. as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      The decision to engage McGladrey & Pullen, LLP was approved by the audit committee of our board of directors.

      During our two most recent fiscal years ended December 31, 2006 and 2005 and through December 3, 2007, we did not consult with McGladrey & Pullen, LLP on
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and McGladrey & Pullen, LLP did not provide either a written report or oral advice to us that McGladrey & Pullen, LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

      In connection with the audits of our consolidated financial statements for each of the fiscal years ended December 31, 2006 and 2005 and through the date of our Current Report on Form 8-K reporting this event, there were: (i) no disagreements between us and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their reports on our financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

      (a) Disclosure Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. As described below under Management's Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of December 31, 2007, there were certain weaknesses in our staffing and our internal controls over financial reporting that have prevented us from accurately processing our accounts so as to be able to report our results on a timely basis. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the our company to disclose material information otherwise required to be set forth in our periodic reports.

      (b) Management's Annual Report on Internal Control over Financial
Reporting.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

      Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In 2005, we, then a public shell company, acquired AIM. At such time we adopted the system of financial controls and procedures of AIM as ours. Such financial controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our financial controls and procedures. During 2007 we acquired Sigma Metals and Welding Metallurgy. Neither Sigma Metals nor Welding Metallurgy had financial controls and procedures sufficient for an operating subsidiary of a reporting company. Moreover, neither Sigma nor Welding Metallurgy had sufficient staffing in its accounting department to perform the types and quantities of procedures required of a reporting company. Immediately upon completing each acquisition we began the procedure of incorporating the operations of the acquired company into our financial systems and evaluating its personnel to determine what additional staffing is required in anticipation of taking remedial action.

      In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in this Report, we determined that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries and that we had insufficient staffing in our accounting department and consequently, our internal controls over financial reporting were not effective. This resulted in our auditor detecting errors in our consolidated financial statements, which have been corrected. To address this issue, among other things, we are planning to upgrade the financial controls and procedures at our operating subsidiaries and to evaluate and enhance, where necessary, our financial reporting personnel. Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financials statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      The foregoing report shall not be deemed to be filed for purposes of
Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

      (c) Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended December 31, 2007, we initiated a number of changes to our financial reporting controls and procedures, including the adoption of a perpetual inventory and costing program.

Item 9B. Other Information.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors and executive officers are:

      Name                          Age         Position
      ----                          ---         --------
      James A. Brown                55          Chairman
      Louis A. Giusto               65          Vice Chairman, Chief Financial Officer and Treasurer
      Peter D. Rettaliata           57          Director, Chief Executive Officer and President
      Dario A. Peragallo            43          Director and Executive Vice President, Manufacturing
      Seymour G. Siegel             65          Director
      M.Gen. Ira A.Hunt, Jr.        82          Director
       (USA, Ret.)
      David J. Buonanno             52          Director

      James A. Brown became our Chairman on March 17, 2007, following his appointment as Co-Chairman on February 13, 2007. Mr. Brown was Chief Executive Officer and Secretary of our predecessor, Ashlin Development Corporation, from September 2004 to November 30, 2005 and was Ashlin's Chairman of the Board from May 2003 to November 30, 2005. Ashlin filed for bankruptcy protection while Mr. Brown was its Chairman and CEO. Mr. Brown currently serves in a Board or advisory capacity with other firms, including Preferred Commerce, a privately held, seven year old technology solutions provider headquartered in West Palm Beach. Mr. Brown also advises a development stage Florida-based firm focused on bringing scientific breakthroughs in the acoustic arena to the consumer market. Mr. Brown has served as a private equity manager, targeting undervalued opportunities in both the public and private arenas. He has also served as a work-out specialist for firms at the behest of creditors, management and investors. Mr. Brown has advised more than thirty firms on matters including strategy, corporate finance and business process.

      Louis A. Giusto has been our Vice Chairman, Chief Financial Officer and Treasurer since November 30, 2005. Mr. Giusto has over 30 years of financial control experience with foreign and domestic banks, non-bank financial service entities and consumer product companies. From 2003 to November 2005, Mr. Giusto acted as an independent consultant to a number of private businesses. From 2000 to 2003, Mr. Giusto was an Account Manager for a public accounting firm and the SVP Finance and Operations of Credit2B.com, a web-based internet company. Before joining C2B, Mr. Giusto served for fourteen years in various positions with Fleet Bank and, prior to its acquisition by Fleet Bank, NatWest PLC, London. During his tenure at NatWest, Mr. Giusto served as Senior Financial Officer and Treasurer of NatWest Commercial Services, Inc. (a billion dollar wholly owned subsidiary of NatWest PLC, London) and a Credit Administrator (Risk Manager) with Fleet Bank. Mr. Giusto serves as a director of Long Island Consultation Center, a not-for-profit psychiatric care facility. Mr. Giusto graduated from New York University with a BS in Economics and Accounting and from Long Island University (with Distinction) with an MBA in Finance.

      Peter D. Rettaliata has been our President and Chief Executive Officer since November 30, 2005. He also has been the President of our wholly-owned subsidiary, Air Industries Machining Corp., referred to as AIM, since 1994. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty two years. Professionally, Mr. Rettaliata is the Chairman of "ADAPT", an organization of regional aerospace companies, a past member of the Board of Governors of the Aerospace Industries Association, and a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program.

      Dario Peragallo has been our Executive Vice President since November 30, 2005 and is also Executive Vice President of Manufacturing for AIM. Mr. Peragallo has been associated with AIM for over 25 years. He became AIM's Director of Manufacturing in 2000. In addition, he has helped develop and maintain AIM's current business systems. Mr. Peragallo has been the company "Lean Advocate" since the inception of the program at AIM to decrease its inventory and increase productivity. Mr. Peragallo became Executive Vice President with overall responsibility for engineering, manufacturing and customer-critical technical matters in 2003. He has been an active member of Diversity Business since 2000, an organization specializing in the promotion of small and minority owned businesses. He is a graduate of SUNY Farmingdale where he received a B.A. in Manufacturing Engineering. Mr. Peragallo oversees all engineering and production matters relating to AIM.

      Seymour G. Siegel has been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., a national firm of accountants and consultants since April 2000. He specializes in providing strategic advice to business owners including mergers and acquisitions; succession planning; capital introductions and long range planning. In 1974, Mr. Siegel founded, and from 1974 to 1990 was managing partner of, Siegel Rich and Co, P.C., CPAs. In 1990, Siegel Rich merged into Weiser LLP, then known as M.R.Weiser & Co., LLC, a large regional firm where he had been a senior partner. In 1995, Mr. Siegel founded another firm called Siegel Rich, which became a division of Rothstein, Kass in April 2000. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He serves as a director and audit committee chairman of Hauppauge Digital Inc. and Emerging Vision Incorporated and has served in a similar capacity at Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies and Barpoint.com and serves as the chairman of the audit committee and as a member of the compensation committee for Global Aircraft Solutions Incorporated. Mr. Siegel is the Chairman of the Audit Committee of the Board.

      General Ira A. Hunt, Jr. (USA, Ret) graduated from the United States Military Academy in 1945 and subsequently served thirty-three years in various command and staff positions in the U.S. Army, retiring from active military service as a Major General in 1978. His last military assignment was as Director of the Office of Battlefield Systems Integration. Subsequently, General Hunt was president of Pacific Architects and Engineers in Los Angeles and Vice President of Frank E. Basil, Inc. in Washington, D.C. Since 1990, General Hunt has been a director of SafeNet Inc. (Nasdaq: SFNT), an information security technology company. He is a Freeman Scholar of the American Society of Civil Engineers and has a M.S. in Civil Engineering from the Massachusetts Institute of Technology, a M.B.A. from the University of Detroit; a Doctor of the University Degree from the University of Grenoble, France and a Doctor of Business Administration Degree from the George Washington University. General Hunt is Chairman of the Compensation Committee of our Board and is a member of the Audit Committee.

      David J. Buonanno has been a Director since June 26, 2007. He is a consultant to Dresser-Rand Corporation as well as other companies in the aerospace and defense industries. Mr. Buonanno has extensive experience in manufacturing, supply management and operations. He was employed by Sikorsky Aircraft, Inc., a subsidiary of United Technologies Corporation, as Vice President, Supply Management (from January 1997 to July 2006) and as Director, Systems Subcontracts (from November 1992 to January 1997). From May 1987 to November 1992, he was employed by General Electric Company and GE Astro Space, serving as Operations Manager for GE in 1992 and Manager, Program Materials Management of GE Astro Space from December 1989 to January 1992. From June 1977 to May 1987, he was employed by RCA and affiliated companies, including RCA Astro Space. Mr. Buonanno attended Lehigh University College of Electrical Engineering and holds a B.S. in Business Administration from Rutgers University. He completed the Program for Management Development at Harvard Business School in 1996.

Director Compensation

      For services rendered from the commencement of their terms through our next annual meeting of stockholders, each of the then non-management directors (Mr. Brown, General Hunt, Mr. Siegel and Mr. Nagler) was granted an option to purchase 100,000 shares of the our common stock. These options vest in equal increments on March 1 of each of 2007, 2008 and 2009 and are exercisable at a price of $0.27 per share for a period of seven years from the date of grant.

      For their services, we will pay each non-management director a base fee of $18,000 per year and $1,500 for each Board meeting attended. In addition, we will pay the Chairman of the Audit Committee $12,000 for serving in that capacity, members of the Audit Committee $1,000 for each meeting attended, and the Chairman of the Compensation Committee $6,000 for serving in that capacity. Beginning in December 2006 and continuing into 2007, we paid Mr. Rounsevelle W. Schaum fees for certain per diem services to us that are included in the table below. Our Board accepted the resignation of Mr. Schaum effective as of April 13, 2007.

      Upon the resignation of our former Chairman Mr. Brown was elected to the position of non-executive Chairman. At such time we anticipated that he would devote more time to our affairs than other non-management directors. Accordingly we entered into an agreement with Mr. Brown under which we agreed to pay him a fee at the rate of $175,000 per year, a "sign-on" bonus of $15,000 and issue to him 200,000 shares of our common stock. Subsequently, we also gave Mr. Brown the use of the automobile initially leased for the previous chairman. The term of Mr. Brown's agreement was initially intended to expire as of December 31, 2007, but has been extended on a month to month basis in light of our current needs.

      The following table sets forth information concerning the compensation we paid to our directors (other than Messrs. Gales, Rettaliata, Giusto and Peragallo) during the fiscal year ended December 31, 2007.

-----------------------------------------------------------------------------------------------------------------------------------
                  Fees earned                                Non-equity
                   or paid in      Stock       Option       incentive plan    Change in pension value and      All other
                     cash          awards      awards       compensation        nonqualified deferred        compensation    Total
       Name           ($)           ($)         ($)              ($)             compensation earnings            ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
       (a)            (b)           (c)         (d)              (e)                     (f)                      (g)         (h)
-----------------------------------------------------------------------------------------------------------------------------------
James A. Brown      150,791       52,000(1)    16,117                                     0                    13,146(4)    245,238
-----------------------------------------------------------------------------------------------------------------------------------
Stephen M.
Nagler(2)                                      16,117                                     0                                  16,117
-----------------------------------------------------------------------------------------------------------------------------------
Seymour G. Siegel    31,978                    16,117                                     0                                  48,905
-----------------------------------------------------------------------------------------------------------------------------------
Rounsevelle W.                                                                            0
Schaum(3)
-----------------------------------------------------------------------------------------------------------------------------------
M.Gen. Ira A.
Hunt, Jr. (USA
Ret.)                23,516                    16,117                                     0                                  39,633
-----------------------------------------------------------------------------------------------------------------------------------
David J.
Buonanno             10,500                     8,936                                     0                                  19,436
-----------------------------------------------------------------------------------------------------------------------------------

----------
(1) Represents the value of 200,000 shares of common stock issued to Mr. Brown under a Restricted Stock Agreement dated March 30, 2007, 100,000 shares of which vested on March 30, 2007 and the remaining 100,000 shares vested as of December 31, 2007. The closing market price of the common stock on March 30, 2007 was $0.26.
(2) Mr. Nagler's term as a director ended on June 26, 2007.
(3) Our Board accepted the resignation of Mr. Schaum effective as of April 13, 2007
(4) Represents the cost of automobile, leasing and maintenance expenses.

Committees of the Board

      Our Board of Directors has established an Audit Committee and a Compensation Committee.

      Audit Committee. Messrs. Siegel and Brown and General Hunt are members of the Audit Committee. Mr. Siegel serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and that Mr. Siegal and General Hunt meet the independence requirements under Rule 10A-3 under the Exchange Act.

      Compensation Committee. Our Compensation Committee is composed of General Hunt (Chairman), and Messrs. Siegel and Brown.

      We do not have a nominating committee and we have not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2007, except that Mr. Buonanno's Form 4 reporting his acquisition of 5,000 shares of our common stock on December 19, 2007 was filed two days late.

Code of Ethics

      We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

Item 11. Executive Compensation.

      The following table shows compensation which we awarded or paid to, or which was earned from us, in all capacities for fiscal years ended December 31, 2007 and 2006, by (i) each individual who served as our chief executive officer for all, or a portion of, 2007 and (ii) each other individual who served as an executive officer of our company (including AIM) and received total compensation in excess of $100,000 for 2007.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Change in
                                                                                        pension value
                                                                                             and
                                                                                         nonqualified
                                                                         Non-equity        deferred
    Name and                                     Stock      Option     incentive plan    compensation      All other
    principal               Salary     Bonus     awards     awards      compensation       earnings       compensation     Total
    position      Year       ($)        ($)       ($)        ($)            ($)              ($)              ($)           ($)
----------------------------------------------------------------------------------------------------------------------------------
      (a)         (b)        (c)        (d)       (e)        (f)            (g)              (h)              (i)           (j)
----------------------------------------------------------------------------------------------------------------------------------
Michael A.
Gales
Former           2007(1)    52,885(2)                       93,386(3)                                         110,096(4)   256,367
Chairman         2006      250,000(2)    --        --       52,888(5)        --                 --             15,938(13)  318,826
----------------------------------------------------------------------------------------------------------------------------------
Peter D.
Rettaliata       2007      230,000(2)                       40,112(6)                                              --(12)  270,112
CEO              2006      230,000(2)    --        --       31,733(7)        --                 --                 --(12)  261,733
----------------------------------------------------------------------------------------------------------------------------------
Louis A.
Giusto           2007      230,000(2)                       64,176(8)                                          17,322(13)  311,498
CFO              2006      230,000(2)    --        --       50,772(9)        --                 --             14,768(12)  295,540
----------------------------------------------------------------------------------------------------------------------------------
Dario A.
Peragallo
Executive        2007      230,000(2)    --        --       40,112(10)       --                 --             11,038(13)  281,150
VP               2006      230,000(2)    --        --       31,733(11)       --                 --                 --(12)  261,733
----------------------------------------------------------------------------------------------------------------------------------

----------
(1) Mr. Gales terminated his employment with us and his employment agreement effective March 16, 2007. Under the terms of his separation agreement, 750,000 options vested on March 16, 2007, and all of his options were exercisable through March 16, 2008, when they expired unexercised.

(2) Represents salary payments under the individual's employment agreement with us. See "Employment Agreements," below.

(3) Represents the value of options to purchase 750,000 shares of the options granted to Mr. Gales under his employment agreement with us, which vested on March 16, 2007, at an exercise price per share of $0.22, under the terms of his separation agreement with us, as determined using the Black-Scholes option valuation model in accordance with FASB 123 (R). These options expired unexercised on March 16, 2008.

(4) Represents the amount realized by Mr. Gales upon the cashless exercise of options to purchase 250,000 shares at a per share exercise price of $0.22.

(5) Represents the value of options to purchase 250,000 shares of the options granted to Mr. Gales under his employment agreement with us, which vested on September 15, 2006, at an exercise price per share of $0.428, which under the terms of his separation agreement with us expired on March 16, 2008, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(6) Represents the value of options to purchase 150,000 shares of the options granted to Mr. Rettaliata under his employment agreement with us, which vested on September 15, 2007, at an exercise price per share of $0.48, which expire on November 30, 2015, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(7) Represents the value of options to purchase 150,000 shares of the options granted to Mr. Rettaliata under his employment agreement with us, which vested on September 15, 2006, at an exercise price per share of $0.428, which expire on November 30, 2015, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(8) Represents the value of options to purchase 240,000 shares of the options granted to Mr. Giusto under his employment agreement with us, which vested on September 15, 2007 at an exercise price per share of $0.48, which expire on November 30, 2015, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(9) Represents the value of options to purchase 240,000 shares of the options granted to Mr. Giusto under his employment agreement with us, which vested on September 15, 2006 at an exercise price per share of $0.428, which expire on November 30, 2015, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(10) Represents the value of options to purchase 150,000 shares of the options granted to Mr. Peragallo under his employment agreement with us, which vested on September 15, 2007, at an exercise price per share of $0.48, which expire on November 30, 2015, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(11) Represents the value of options to purchase 150,000 shares of the options granted to Mr. Peragallo under his employment agreement with us, which vested on September 15, 2006, at an exercise price per share of $0.428, which expire on November 30, 2015, as determined in using the Black-Scholes option valuation model in accordance with FASB 123 (R).

(12) Does not include the cost of automobile leasing, maintenance, insurance and parking, pursuant to instruction 4 of Item 402(c)(2)(ix) of Regulation S-K.

(13) Represents the cost of automobile leasing, maintenance, insurance and parking.

Outstanding Equity Awards at Fiscal Year-End

      The following table sets forth information as of December 31, 2007, concerning outstanding equity awards granted to the individuals listed in the Summary Compensation Table. We did not grant options, or make stock awards, to any of our executive officers in 2007.

                  Outstanding Equity Awards at Fiscal Year-End

------------------------------------------------------------------------------------------------------------------------------------
                                      Option awards                                                      Stock awards
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Equity
                                                                                                                          incentive
                                                                                                      Market   Equity       plan
                                                                                                      value   incentive    awards:
                                                                                                        of      plan       market or
                                                                                                      shares   awards:      payout
                                                                                              Number    or     number of   value of
                                                                                                of     units   unearned    unearned
             Number of      Number of                                                         shares    of     shares,     shares,
             securities    securities                                                        or units  stock   units or    units or
             underlying    underlying       Equity incentive plan                            of stock  that     other       other
            unexercised    unexercised        awards: number of        Option      Option      that    have     rights      rights
              options        options        securities underlying     exercise   expiration  have not   not   that have   that have
                (#)            (#)       unexercised unearned options   price       date      vested  vested  not vested  not vested
    Name     exercisable  un-exercisable              (#)                ($)                   (#)      (#)      (#)         ($)
------------------------------------------------------------------------------------------------------------------------------------
    (a)         (b)            (c)                   (d)                (e)        (f)         (g)      (h)      (i)         (j)
------------------------------------------------------------------------------------------------------------------------------------
Michael A.
Gales
Former
Chairman    1,000,000                                                   (1)     3/16/2008      n/a      n/a      n/a         n/a
------------------------------------------------------------------------------------------------------------------------------------
Peter A.
Rettaliata
CEO           450,000        750,000                                    (2)    09/26/2015      n/a      n/a      n/a         n/a
------------------------------------------------------------------------------------------------------------------------------------
Louis A.
Giusto
CFO           720,000        480,000                                    (3)    09/26/2015      n/a      n/a      n/a         n/a
------------------------------------------------------------------------------------------------------------------------------------
Dario A.
Peragallo
Executive
VP            450,000        750,000                                    (2)    09/26/2015      n/a      n/a      n/a         n/a
------------------------------------------------------------------------------------------------------------------------------------

----------
* On December 31, 2007, the last trading day of 2007, the last sale price of a share of our common stock was $0.24.

      (1) Represents options granted to Mr. Gales pursuant to his employment agreement. One-fifth of these options vested as of November 30, 2005 at an exercise price of $0.22 per share, 250,000 vested on September 15, 2006 at an exercise price of $0.428 per share, and another 250,000 shares vested on September 15th 2007 at an exercise price of $0.48 cents per share. Mr. Gales terminated his employment with us and his employment agreement effective March 16, 2007. Under the terms of his separation agreement, 750,000 options vested on March 16, 2007, and all of his options were exercisable through March 16, 2008 when they expired unexercised.

      (2) One-eighth of these options vested as of November 30, 2005 at an exercise price of $0.22 per share, 150,000 vested on September 15, 2006, at an exercise price of $0.428 per share, and another 150,000 vested on September 15, 2007 at the exercise price of $0.48 per share. The balance will vest in equal increments of 150,000 shares each on the second through seventh anniversaries of September 15, 2005. The exercise price of the options vesting on each of September 15, 2008, 2009, 2010, 2011 and 2012 will be the higher of (a)$0.22 per share or (b) the average trading price of our common stock for the thirty trading days ending September 15, 2008, 2009, 2010, 2011 and September 15, 2012, respectively.

      (3) One-fifth of these options vested as of November 30, 2005 at an exercise price of $0.22 per share 240,000 vested on September 15, 2006 at an exercise price of $0.428 per share, and another 240, 000 vested on September 15, 2007 at an exercise price of $0.48 per share. The balance will vest in equal increments of 240,000 shares each on the second through fourth anniversaries of September 15, 2005. The exercise price of the options vesting on each of September 15, 2008 and 2009 will be the higher of (a) $0.22 per share or (b) the average trading price of our common stock for the thirty trading days ending September 15, 2008 and September 15, 2009, respectively.

Employment Agreements

      The employment agreement of Louis Giusto became effective as of November 30, 2005 and will terminate on November 30, 2010, but will be extended for successive three one-year renewal periods unless he or our company decides not to extend the agreement. Under his employment agreement, Mr. Giusto will receive an annual base salary of $230,000, which will increase a minimum of 10% per year if our operating profits have increased by at least 5% over the preceding 12-month period. Mr. Giusto will be entitled to an annual bonus to be determined by our Board of Directors but which must equal at least 50% of his annual base salary. If he is dismissed without cause, Mr. Giusto is entitled to receive salary and benefits for the period which is the greater of the remaining initial term (or renewal period, as the case may be) of his employment agreement or one year. In addition, upon the execution of his employment agreement, we granted Mr. Giusto options to purchase 1,200,000 shares of common stock, exercisable over a ten-year period commencing on the date of grant. See the applicable footnote to the table captioned "Outstanding Equity Awards at Fiscal Year-End". Mr. Giusto's employment agreement also contains restrictive covenants prohibiting Mr. Giusto (i) from directly or indirectly competing with us, (ii) from soliciting any customer of our company or AIM for any competitive purposes and (iii) from employing or retaining any employee of our company or AIM or soliciting any such employee to become affiliated with any entity other than our company or AIM during the twelve-month period commencing upon the termination of his agreement.

      The employment agreement of Peter D, Rettaliata became effective as of November 30, 2005, and will terminate on November 30, 2010, but will be extended for successive three one-year periods unless he or our company decides not to extend the agreement. Under his employment agreement, Mr. Rettaliata will receive an annual base salary of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such bonus compensation as the Board of Directors may determine. The terms of Mr. Rettaliata's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Giusto's employment agreement. In addition, upon the execution of his employment agreement, we granted Mr. Rettaliata options to purchase 1,200,000 shares of common stock, exercisable over a ten-year period commencing on the date of grant. Please see the applicable footnote to the table captioned "Outstanding Equity Awards at Fiscal Year-End". Mr. Rettaliata's employment agreement also contains the restrictive covenants included in Mr. Giusto's employment agreement, discussed above.

      The employment agreement of Dario A. Peragallo became effective as of November 30, 2005, and will terminate on November 30, 2010, but will be extended for successive three one-year periods, unless he or our company decides not to extend the agreement. Under his employment agreement, Mr. Peragallo will receive an annual base salary of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such bonus compensation as the Board of Directors may determine. The terms of Mr. Peragallo's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Giusto's employment agreement. In addition, upon the execution of his employment agreement, we granted Mr. Peragallo options to purchase 1,200,000 shares of common stock, exercisable over a ten-year period commencing on the date of grant. The vesting schedule and exercise price relating to Mr. Peragallo's options are the same as those relating to Mr. Rettaliata's options set forth above. Mr. Peragallo's employment agreement also contains the restrictive covenants included in Mr. Giusto's employment agreement, discussed above.

      In March 2007, we entered into an agreement with James A. Brown for his service as our Chairman. Under the agreement, we have paid Mr. Brown $15,000 and we will compensate him at a rate of $175,000 per annum until December 31, 2007, or until such date as he shall cease to serve as Chairman. In addition to his cash compensation, we issued to Mr. Brown, under a Restricted Stock Agreement, 200,000 shares of our common stock, of which 100,000 shares became vested on March 30, 2007 and the second 100,000 vested as of December 31, 2007.

      Prior to March 16, 2007, we employed Michael A. Gales under an employment agreement effective November 30, 2005. Under his employment agreement, Mr. Gales was entitled to a base salary at an annual rate of $250,000, subject to increase by a minimum of 10% per year if our operating profits increased by at least 5% over the preceding 12-month period. Mr. Gales also was entitled to an annual bonus to be determined by our Board of Directors, in an amount not less than 50% of his then annual base salary. Under the agreement, if we dismissed him without cause, Mr. Gales would have been entitled to receive salary and benefits for the period which is the greater of the remaining initial term (or renewal period, as the case may be) of his employment agreement or three years. Mr. Gales' employment agreement also contained the restrictive covenants included in Mr. Giusto's employment agreement, discussed above. We entered into a Separation Agreement and General Release with Mr. Gales, effective March 16, 2007, under which Mr. Gales resigned from his positions with our company. Under the separation agreement, our employment agreement with Mr. Gales was terminated effective March 16, 2007. In lieu of the compensation payable to Mr. Gales under his employment agreement, from March 16, 2007, to November 30, 2010, we will pay Mr. Gales $100,000 per annum, and from December 1, 2010 to May 31, 2011, we will pay him $50,000. In addition, if we achieve certain agreed-upon levels of performance, he may receive up to an additional $50,000. Upon the execution of his employment agreement we granted Mr. Gales options to purchase 1,250,000 shares of our common stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Under the separation agreement, all unvested options held by Mr. Gales vested as of March 16, 2007, and the right to exercise all of his options terminated as of March 16, 2008.

      On May 11, 2007, we entered into a Letter Agreement with Mr. Gales confirming that, due to an oversight between the parties, the Separation Agreement and Release, dated March 15, 2007, failed to indicate that notwithstanding that the former Chairman was resigning from his positions with us, he would make himself available (i) from time to time for consultations with members of our Board and senior management regarding our business and affairs, potential acquisitions and strategic alliances, expansion and other business opportunities and (ii) once each calendar quarter for meetings to be held in Manhattan, New York, with one or more members of our Board to review our strategic plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information known to us regarding beneficial ownership of our series B convertible preferred stock and our common stock as of March 31, 2008 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of each of those classes, (ii) each of our directors, nominees for director, and executive officers, and (iii) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

      As of March 31, 2008, we had outstanding 845,554 shares of our series B convertible preferred stock and 69,262,227 shares of our common stock. Each share of series B convertible preferred stock is convertible into 36 whole shares of our common stock. If all outstanding shares of series B convertible preferred stock had been converted at the close of business on March 31, 2008, we would have had outstanding 99,702,171 shares of common stock. Except as stated in the table, the address of the holder is c/o our company, 1479 North Clinton Avenue, Bay Shore, New York 11706.

                                                      Number of Shares                                  Percent of Class
Name                                         Series B Preferred        Common*                  Series B Preferred       Common*
----                                         ------------------        -------                  ------------------       -------
Owner of More than 5% of Class

Hillson Partners LP(2)
Hillson Private Partners II, LLLP(1)               137,200          4,939,200                          16.23%             6.67%
110 N. Washington Street, Suite 401
Rockville, MD 20850

Michael A. Gales                                        --          3,885,779(2)                          --              5.61%
333 East 66th Street
New York, NY 10022

George Elkins                                           --          3,615,340                             --              5.23%

Carole Tate                                             --          3,615,340                             --              5.23%

Directors and Executive Officers
James A. Brown                                         225            970,702(3)                           *              1.40%
Louis A. Giusto                                         --          4,124,538(4)                          --              5.91%
Peter D. Rettaliata                                     --          1,468,139(5)                          --              2.11%
Dario Peragallo                                        225          1,476,239(6)                           *              2.12%
Seymour G. Siegel                                      225            174,766(3)                           *              **
Ira A. Hunt, Jr                                         --            875,763(3)(7)                       --              1.27%
David J. Buonanno                                      225             51,433(8)                           *              **

All directors and officers                             900          9,095,581(3)(4)(5)(6)(7)(8)*          --             12.81%
as a group  (7 persons)

----------
* Assumes the conversion of the shares of series B convertible preferred stock owned by the stockholder listed in the table, but not by any other holder.
** Less than 1%

(1) The general partner of Hillson Partners LP and Hillson Private Partners II, LLLP is Daniel H. Abramowitz, who has the sole power to vote and dispose of the shares.

(2)   Based upon information furnished by Mr. Gales.

(3) Includes, in each case, 66,666 shares we may issue to Messrs. Brown, Hunt and Siegel upon exercise of the vested portion of the 100,000 options granted to each of them on February 13, 2007.

(4) Includes 720,000 shares we may issue to Mr. Giusto upon exercise of the vested portion of the 1,200,000 options granted to him under his employment agreement.

(5) Includes 450,000 shares we may issue to Mr. Rettaliata upon exercise of the vested portion of the 1,200,000 options granted to him under his employment agreement.

(6) Includes 450,000 shares we may issue to Mr. Peragallo upon exercise of vested portion of the 1,200,000 options granted to him under his employment agreement.

(7)   Includes 709,097 shares owned by Mr. Hunt's spouse.

(8) Includes 33,333 shares we may issue to Mr. Buonanno upon exercise of the vested portion of the 100,000 options granted to him on August 29, 2007.

Our Equity Compensation Plans

      The following table provides information as of December 31, 2007 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2007

----------------------------------------------------------------------------------------------------------------
                                                                                 Number of securities remaining
                          Number of securities to        Weighted-average         available for future issuance
                          be issued upon exercise       exercise price of        under equity compensation plans
                          of outstanding options,      outstanding options,      (excluding securities reflected
   Plan category            warrants and rights        warrants and rights               in column (a))
----------------------------------------------------------------------------------------------------------------
                                    (a)                        (b)                             (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                 7,417,233                    $0.35                        2,382,767
----------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                 7,846,076(1)                 $0.25                           N/A
----------------------------------------------------------------------------------------------------------------
     Total                      15,263,309                    $0.27                        2,382,767
----------------------------------------------------------------------------------------------------------------

(1) Includes (i) 4,138,678 shares issuable upon exercise of the warrants issued to the placement agent for private offerings of our securities exercisable at $0.22 per share, and (ii) 2,900,578 shares issuable upon exercise of warrants issued to the placement agent for a private offering of our series B convertible preferred stock, which are exercisable at $0.305 per share; and (iii) 125,000 shares issuable upon exercise of warrants issued to a consulting firm exercisable at $0.28 per share.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

Transactions with Related Persons

      On November 30, 2005, in connection with our acquisition of AIM, we issued our convertible promissory notes in the principal amount of $332,631 to each of Peter Rettaliata, our Chief Executive Officer and a Director, and Dario Peragallo, our Executive Vice President and a Director, convertible into shares of our common stock at the conversion price of $0.40 per share. On January 26, 2007, each of Mr. Rettaliata and Mr. Peragallo exercised their right to convert their promissory notes, including accrued interest of $27,255, into 899,716 shares of common stock. In consideration for the shares of common stock issued, all of our indebtedness under the promissory notes was cancelled.

      On February 13, 2007, we issued to each of the non-management members of the Board an option to purchase 100,000 shares of our common stock. The options vested as to 33,333 shares upon grant, as to a total of 66,666 on March 1, 2008 and will vest as to all 100,000 shares on March 1, 2009 and are exercisable at a price of $0.27 per share until March 1, 2014. On August 29, 2007, we granted David Buonanno, a non-management director, an option to purchase 100,000 shares of our common stock, which was immediately exercisable as to 33,333 shares. The option will become exercisable as to a total of 66,666 shares on June 26, 2008, and as to all 100,000 shares on June 26, 2009. The exercise price of the option is $0.28 per share. The option expires on August 1, 2014. On April 11, 2008, we granted each non-management director an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 exercisable immediately for five years. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1,440,000 options in the aggregate, will be exercisable at a per share price of $0.225.


      Stephen M. Nagler, a director of our company until June 26, 2007, is a partner in Eaton & Van Winkle LLP, our legal counsel. We paid Eaton & Van Winkle LLP $443,991 in 2007 and $500,000 in 2006 for legal fees and disbursements.

      For information concerning our agreement with James A. Brown under which he served as our Chairman during 2007 and the Separation Agreement and Release we entered into with Michael A. Gales, our former Executive Chairman, see "Our Directors and Executive Officers - Employment Agreements."

Director Independence

Our Board has determined that based upon the criteria in Rule Section 803A of the American Stock Exchange Company Guide (Corporate Governance Guidelines), as of the date of this report, Seymour G. Siegel, General Ira A. Hunt, Jr. (USA
Ret) and David J. Buonanno are "independent directors."

Item 14. Principal Accountant Fees and Services.

      As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Goldstein Golub Kessler LLP (McGladrey & Pullen, LLP subsequent to December 3, 2007) for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of McGladrey & Pullen, LLP in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

      During fiscal year 2006 and fiscal year 2007, the aggregate fees which we paid to or were billed by Goldstein Golub Kessler LLP (McGladrey & Pullen, LLP subsequent to December 3, 2007) for professional services were as follows:

                                       Fiscal Year Ended December 31,
                                             2006         2007
                                             ----         ----
Audit Fees - GGK (1)                       $341,879     $217,167
Audit Fees - M & P (1)                       $-0-       $350,000
Audit-Related Fees (2)                       $-0-         $-0-
Tax Fees (3)                                 $-0-         $-0-
All Other Fees                               $-0-         $-0-

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-QSB, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2) Fees, if any, for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3) Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this Report:

      1. Financial Statements

      Our consolidated financial statements required by this Item are submitted in a separate section beginning on page F-1 of this Report

      2. Financial Statement Schedules:

      None

      3. Exhibits

Exhibit No.  Description
-----------  -----------

2.1   Debtor's Amended Plan of Reorganization (incorporated by reference to
      Exhibit 2.1 of Registrant's Form 8-K, filed January 14, 2005.

2.2 Merger Agreement, dated as of November 14, 2005, among Gales Industries Incorporated, two of its stockholders, Gales Industries Merger Sub, Inc., and Ashlin Development Corporation (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K report filed November 21, 2005).

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed February 15, 2006).

3.2 Certificate of Amendment to Certificate of Incorporation changing our corporate name (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K report, filed July 2, 2007).

3.3 Certificate of Amendment to Certificate of Incorporation increasing the number of shares of our authorized capital stock (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K report, filed April 7, 2008.

3.4 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K report, filed February 15, 2006).

4.2 Form of Convertible Promissory Note, dated November 30, 2005, in the amount of $332,631, from Gales Industries Incorporated (and assumed by the Registrant) to each of Peter Rettaliata and Dario Peragallo (incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K report, filed December 6, 2005).

4.3 Form of Warrant issued by the Registrant to GunnAllen Financial, Inc. after completion of the Offering (incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K report, filed December 6, 2005).

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

4.7 Form of Warrant issued and to be issued to Porter, LeVay & Rose, Inc. (incorporated herein by reference to the exhibit of the same number to Registrant's Amendment No. 1 on Form SB-2/A, filed June 16, 2006).

4.8 Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).

10.1 Asset Purchase Agreement between the Registrant and TeeZee, Inc. dated October 15, 2004 (incorporated by reference of the Registrant's Report on Form 8-K, filed on January 14, 2005).

10.2 Stock Purchase Agreement, dated as of July 25, 2005, by and among Gales Industries Incorporated, Air Industries Machining, Corp., Luis Peragallo, Jorge Peragallo, Peter Rettaliata and Dario Peragallo (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report, filed December 6, 2005.

10.3 Secured Subordinated Promissory Note, dated November 30, 2005, in the amount of $962,000, from Gales Industries Incorporated (and assumed by the Registrant) to Luis Peragallo (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report, filed December 6, 2005).

10.4 Security Agreement, dated as of November 30, 2005, by and between Gales Industries Incorporated (and assumed by the Registrant) and Luis Peragallo (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report, filed December 6, 2005).

10.5 Contract of Sale, dated as of November 7, 2005, by and between DPPR Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1480 North Clinton Avenue, Bay Shore, NY (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K report, filed December 6, 2005).

10.6 Contract of Sale, dated as of November 7, 2005, by and between KPK Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1460 North Fifth Avenue and 1479 North Clinton Avenue, Bay Shore, NY (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K Report, filed December 6, 2005).

10.7 Employment Agreement, dated as of September 26, 2005, by and between Gales Industries Incorporated (and assumed by the Registrant) and Michael A. Gales (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report, filed December 6, 2005).

10.8  Employment Agreement, dated as of September 26, 2005, by and between Louis
      A. Giusto and Gales Industries Incorporated (and assumed by the Registrant) (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report, filed December 6, 2005).

10.9 Employment Agreement, dated as of September 26, 2005, by and among Gales Industries Incorporated (and assumed by the Registrant), Air Industries Machining, Corp. and Peter D. Rettaliata (incorporated by reference to
      Exhibit 10.9 of the Registrant's Form 8-K report, filed December 6, 2005).

10.10 Employment Agreement, dated as of September 26, 2005, by and among Gales Industries Incorporated (and assumed by the Registrant), Air Industries Machining, Corp. and Dario Peragallo (incorporated by reference to Exhibit
      10.10 of the Registrant's Form 8-K report, filed December 6, 2005).

10.11 Form of Placement Agency Agreement, dated as of September 26, 2005, between GunnAllen Financial Inc. and Gales Industries Incorporated (including Amendments No.1 and No.2 thereto, dated October 25, 2005 and November 10, 2005, respectively). (Incorporated by reference to Exhibit
      10.11 of Registrant's registration statement on Form SB-2, No. 333-131709, filed on February 9, 2006).

10.12 Registrant's 1998 Stock Option Plan (incorporated by reference to Exhibit
      10.18 of the Registrant's annual report on Form 10-KSB, filed April 12,
      2002).

10.13 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant's Form 8-K report, filed December 6, 2005).

10.14 Stock Option Agreement, dated as of September 26, 2005, by Gales Industries Incorporated (and assumed by the Registrant) with Michael A. Gales (incorporated by reference to Exhibit 10.15 of the Registrant's Form 8-K report, filed December 6, 2005).

10.15 Stock Option Agreement, dated as of September 26, 2005, by Gales Industries Incorporated (and assumed by the Registrant) with Louis A. Giusto (incorporated by reference to Exhibit 10.16 of the Registrant's Form 8-K report, filed December 6, 2005).

10.16 Stock Option Agreement, dated as of September 26, 2005, by Gales Industries Incorporated (and assumed by the Registrant) with Peter Rettaliata (incorporated by reference to Exhibit 10.17 of the Registrant's Form 8-K report, filed December 6, 2005).

10.17 Stock Option Agreement, dated as of September 26, 2005, by Gales Industries Incorporated (and assumed by the Registrant) with Dario Peragallo (incorporated by reference to Exhibit 10.18 of the Registrant's Form 8-K report, filed December 6, 2005).

10.18 Revolving Credit, Term Loan, Equipment Line and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp., PNC Bank, National Association, as Lender, and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 10.19 of the Registrant's Form 8-K report, filed December 6, 2005).

10.19 Mortgage and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp. and PNC Bank (incorporated by reference to Exhibit 10.20 of the Registrant's Form 8-K report, filed December 6, 2005).

10.20 Long Term Agreement, dated as of August 18, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated by reference to Exhibit 10.21 of the Registrant's Form 8-K report, filed December 6, 2005).

10.21 Long Term Agreement, dated as of September 7, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated by reference to Exhibit 10.22 of the Registrant's Current Report on Form 8-K filed on December 6, 2005.

10.22 Stock Purchase Agreement, dated January 2, 2007, between Gales Industries Incorporated, Sigma Metals, Inc. ("Sigma Metals"), and George Elkins, Carole Tate and Joseph Coonan, the shareholders of Sigma Metals (incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K report, filed January 2, 2007).

10.23 Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).

10.24 Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18,
      2007).

10.25 Agreement dated March 30, 2007 between Gales Industries Incorporated and James A. Brown (incorporated by reference to Exhibit 10.11 of Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.26 Restricted Stock Agreement dated March 30, 2007 between Gales Industries Incorporated and James A. Brown (incorporated by reference to Exhibit
      10.12 of Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.27 Stock Purchase Agreement, dated March 9, 2007, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report, filed March 14, 2007).

10.28 Amendment No. 1 dated August 2, 2007 to the Stock Purchase Agreement, dated March 9, 2007, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K/A report, filed August 3, 2007).

10.29 Separation Agreement and General Release dated March 16, 2007 between the Registrant and Michael A. Gales (incorporated by reference from the Registrant's Form 8-K filed on March 20, 2007).

10.30 7% Promissory Note of Registrant in the principal amount of $2,000,000 in favor of John and Lugenia Gantt(incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007). .

10.31 Escrow Agreement dated as of August 24, 2007 by and among the Registrant, John and Lugenia Gantt and Eaton & Van Winkle LLP, as escrow agent (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).


10.32 Registration Rights Agreement dated as of August 24, 2007 by and among the Registrant and John and Lugenia Gantt (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.33 Fourth Amendment to the Revolving Credit, Term Loan and Security Agreement dated as of November 30, 2005 with the financial institutions named therein (the "Lenders") and PNC Bank N.A., as agent for the Lenders, as amended, dated as of August 24, 2007 (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.34 Loan and Security Agreement dated as of August 24, 2007 among Air Industries Machining, Corp., Sigma Metals, Inc., Welding Metallurgy, Inc. and Steel City Capital Funding LLC incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.35 Pledge Agreement dated as of August 24, 2007 by and among Air Industries Machining, Corp. and Sigma Metals, Inc., as pledgors, and Steel City Capital Funding LLC., as pledge incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.36 Pledge Agreement dated as of August 24, 2007 by and among Air Industries Machining, Corp. and Sigma Metals, Inc., as pledgors, and John and Lugenia Gantt, as pledges (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.37 Pledge Agreement dated as of August 24, 2007 by and between Air Industries Group, Inc., as pledgor, and Steel City Capital Funding LLC, as pledge (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.38 Guarantor Suretyship Agreement dated as of August 24, 2007 between the Registrant and Steel City Capital Funding LLC (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

10.39 Stock Purchase Agreement, dated as of November 15, 2007, by and among Air Industries Group, Inc. and the shareholders of Blair Industries, Inc., Blair Accumulators, Inc., H.S.M. Machine Works, Inc., and H.S.M. Machine Works, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 2007).

10.40 Letter of Clarification between the Company and Michael A. Gales dated May 11, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31,
      2007).

10.41 Sublease agreement dated as of January 1, 2008 between Huttig Building Products, Inc. and the Registrant.

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-144561) filed with the SEC on July 13, 2007 and declared effective on July 27, 2007).

21.1  Subsidiaries

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

                           AIR INDUSTRIES GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 and 2006

                            AIR INDUSTRIES GROUP, INC.

                                Table of Contents

Consolidated Financial Information                                     Page No.

Reports of Independent Registered Public Accounting Firms.........    F-3 - F-4

Balance Sheet.....................................................    F-5

Statement of Operations...........................................    F-6

Statement of Stockholders' Equity.................................    F-7

Statement of Cash Flows...........................................    F-8

Notes to Consolidated Financial  Statements.......................    F-9 - F-30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Air Industries Group, Inc. (formerly Gales Industries Incorporated)

We have audited the consolidated balance sheet of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries' internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.


/s/ McGladrey & Pullen, LLP
---------------------------
McGladrey & Pullen, LLP
New York, New York
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Air Industries Group, Inc. (formerly Gales Industries Incorporated)

We have audited the accompanying consolidated balance sheet of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Air Industries Group, Inc.(formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.


/s/ GOLDSTEIN GOLUB KESSLER LLP
-------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2007

                            AIR INDUSTRIES GROUP, INC.
                   Consolidated Balance Sheet At December 31,

ASSETS                                                                                      2007             2006
                                                                                            ----             ----
Current Assets
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $302,016 and $176,458                                                            $  7,674,647     $  3,508,957
  Inventory                                                                               21,820,514       15,257,641
  Prepaid Expenses and Other Current Assets                                                  230,209          232,749
  Deposits - Suppliers                                                                       905,063          180,456
                                                                                        ------------     ------------
Total Current Assets                                                                      30,630,433       19,179,803

  Property and Equipment, net                                                              4,786,143        3,565,316
  Capitalized Engineering Costs - net of
    Accumulated Amortization of $11,294                                                    1,521,921               --
  Deferred Financing Costs - net                                                             575,502          369,048
  Intangible Assets, net of accumulated amortization of $ 277,251                          5,876,974               --
  Goodwill                                                                                 6,372,372        1,265,963
  Deposits - Landlord                                                                        103,226          448,530
  Other                                                                                      423,469           63,522
                                                                                        ------------     ------------
TOTAL ASSETS                                                                            $ 50,290,040     $ 24,892,182
                                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes Payable - Revolver                                                              $ 11,332,940     $  5,027,463
  Accounts Payable and Accrued Expenses                                                    6,549,122        7,648,426
  Notes Payable - Current Portion                                                          4,627,776          127,776
  Notes Payable - Sellers - Current Portion                                                1,435,796          192,400
  Capital Lease Obligations - Current Portion                                                290,285          407,228
  Due to Sellers                                                                                  --           53,694
  Dividends Payable                                                                          266,503          120,003
  Deferred Gain on Sale - Current Portion                                                     38,036           38,033
  Income Taxes Payable                                                                       390,615          653,426
                                                                                        ------------     ------------
Total current liabilities                                                                 24,931,073       14,268,449
                                                                                        ------------     ------------

Long term liabilities

  Notes Payable - Net of Current Portion                                                     528,330          645,458
  Notes Payable - Sellers - Net of Current Portion                                         2,503,036        1,290,562
  Capital Lease Obligations - Net of Current Portion                                       1,188,506          552,589
  Deferred Tax Liability                                                                   1,878,677          512,937
  Deferred Gain on Sale - Net of Current Portion                                             675,082          713,118
  Deferred Rent                                                                              229,604           39,371
                                                                                        ------------     ------------
Total liabilities                                                                         31,934,308       18,022,484
                                                                                        ------------     ------------

Commitments and contingencies

Stockholders' Equity
Preferred Stock  Par Value $.001-Authorized 8,003,716 shares
Designated as Series "A" Convertible Preferred -$.001 par Value,
  1,000 Shares Authorized 0 Shares issued and outstanding as of
  December 31, 2007 and December 31, 2006, respectively.
Designated as Series "B" Convertible Preferred -$.001 Par Value,
  2,000,000 shares authorized, 829,098 and 0 shares issued and outstanding as as December 31, 2007 and December 31, 2006, respectively.
     Liquidation Value, $ 18,060,000                                                             829               --
Common Stock - $.001 Par, 120,055,746 Shares Authorized,
     69,122,189 and 57,269,301 Shares Issued and Outstanding as of
     December 31, 2007 and 2006, respectively                                                 69,122           57,269
Additional Paid-In Capital                                                                18,744,154        7,898,702
Accumulated Deficit                                                                         (458,373)      (1,086,273)
                                                                                        ------------     ------------
Total Stockholders' Equity                                                              $ 18,355,732     $  6,869,698
                                                                                        ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 50,290,040     $ 24,892,182
                                                                                        ============     ============

See notes to consolidated financial statements

                            AIR INDUSTRIES GROUP, INC.
      Consolidated Statement of Operations for the Years Ended December 31,

                                                                   2007              2006
                                                                   ----              ----
Net sales                                                      $ 46,068,645     $ 33,044,996

Cost of Sales                                                    33,337,999       28,002,942
                                                               ------------     ------------

Gross profit                                                     12,730,646        5,042,054

Operating costs and expenses:

Selling and marketing                                             1,476,111          601,011

General and administrative                                        8,418,508        3,789,587
                                                               ------------     ------------

Income from operations                                            2,836,027          651,456

Interest and financing costs                                      1,578,377        1,040,108

Gain on Sale of Life Insurance Policy                                    --          (53,047)

Gain on Sale of Real Estate                                         (38,036)        (300,037)

Other Income                                                        (25,014)        (435,627)

Other Expenses                                                       81,127          246,659
                                                               ------------     ------------
Income before provision for
income taxes                                                      1,239,573          153,400

Provision for income taxes                                          611,673          489,969
                                                               ------------     ------------

Net Income (Loss)                                                   627,900         (336,569)

Dividend attributable to preferred stockholders                     394,042          420,003
                                                               ------------     ------------

Net Income (Loss) attributable to common stockholders          $    233,858     $   (756,572)
                                                               ============     ============

Income (Loss) per share (basic)                                $       0.00     $      (0.02)
                                                               ============     ============
Income (Loss) per share (diluted)                              $       0.00     $      (0.02)
                                                               ============     ============

Weighted average shares outstanding (basic)                      65,402,711       32,208,029
                                                               ============     ============
Weighted average shares outstanding (diluted)
                                                                 67,861,015       32,208,029
                                                               ============     ============

See notes to consolidated financial statements

                            AIR INDUSTRIES GROUP, INC.
          Consolidated Statement of Stockholders' Equity For the Years
                        Ended December 31, 2006 and 2007

                                        Series A                Series B
                                    Preferred Stock         Preferred Stock              Common Stock
                                  -----------------------------------------------------------------------
                                   Shares      Amount      Shares      Amount        Shares        Amount

Balance, January 1, 2006               900     $    1                              14,723,421     $14,723

Non-Cash Stock Option
Compensation

Preferred Stock Dividend

Non-Cash Warrant
Expense

Conversion of Preferred
Shares to Common Shares in
connection with filing the
registration statement               (900)         (1)                             40,909,500      40,910

Conversion of Preferred
Dividend to Common Shares in
connection with filing the
registration statement                                                              1,636,380       1,636

Net Loss
                                  ----------------------------------------------------------------------------
Balance, December 31, 2006                                                         57,269,301      57,269

 Conversion of warrants                                                               311,265         312

 Conversion of Seller's Notes                                                       1,799,432       1,799

 Issuance of Restricted Shares                                                        200,000         200

 Preferred Series B Stock
Issuance                                                   802,300        802
  Transaction costs paid for
Series B Issuance

 Issuance of Stock for
Acquisition of Sigma                                                                7,416,082       7,416

Exercise of Stock Options                                                              90,580          91

 Issuance of Stock for
Acquisition of Welding                                                              2,035,529       2,035

 Non-cash stock option
compensation

 Non-cash Warrants Expense

   Preferred Dividend Paid
   In Stock                                                 26,798         27

 Dividend on Series B
preferred stock

 Net Income
--------------------------------------------------------------------------------------------------------------
 Balance, December 31,2007               -     $    -      829,098      $ 829      69,122,189     $69,122
==============================================================================================================


                                    Additional                         Total
                                     Paid-in        Accumulated    Stockholders'
                                     Capital          Deficit         Equity

Balance, January 1, 2006           $ 7,844,614   $   (749,704)      $ 7,109,634

Non-Cash Stock Option
Compensation                           167,126                          167,126

Preferred Stock Dividend              (480,003)                        (480,003)

Non-Cash Warrant
Expense                                 49,510                           49,510

Conversion of Preferred
Shares to Common Shares in
connection with filing the
registration statement                 (40,909)

Conversion of Preferred
Dividend to Common Shares in
connection with filing the
registration statement                 358,364                          360,000

Net Loss                                             (336,569)         (336,569)
                                  ---------------------------------------------
Balance, December 31, 2006           7,898,702     (1,086,273)        6,869,698

 Conversion of warrants                   (312)

 Conversion of Seller's Notes          717,974                          719,773

 Issuance of Restricted Shares          51,800                           52,000

 Preferred Series B Stock
Issuance                             8,022,198                        8,023,000
  Transaction costs paid for
Series B Issuance                    (698,840)                         (698,840)

 Issuance of Stock for
Acquisition of Sigma                 1,949,584                        1,957,000

Exercise of Stock Options                  (91)

 Issuance of Stock for
Acquisition of Welding                 564,465                          566,500

 Non-cash stock option
compensation                           354,210                          354,210

 Non-cash Warrants Expense              30,991                           30,991

   Preferred Dividend Paid
   In Stock                                (27)

 Dividend on Series B
preferred stock                       (146,500)                        (146,500)

 Net Income                                           627,900           627,900
-------------------------------------------------------------------------------
 Balance, December 31,2007         $18,744,154     $ (458,373)      $18,355,732
===============================================================================

See notes to consolidated financial statements

                            AIR INDUSTRIES GROUP, INC.
                  Consolidated Statement of Cash Flows For the
                            Years Ended December 31,

                                                                                     2007             2006
                                                                                 ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (loss)                                                               $    627,900     $   (336,569)
   Adjustments to Reconcile Net Income (Loss) to Net
      Cash used in Operating Activities, net of effect of acquisitions:
      Depreciation and amortization of property and equipment                         850,428          597,009
      Amortization of Intangible Assets                                               277,251               --
      Amortization of Capitalized Engineering Costs                                    11,294               --
      Bad Debt Expense                                                                356,240          177,444
      Non-Cash Compensation Expense                                                   406,210          167,126
      Warrants issued for Services                                                     30,991           49,510
      Non-Cash Interest Expense                                                        63,271               --
      Amortization of Deferred Financing costs                                        161,046          117,159
      Gain on Sale of Officers Life Insurance                                              --          (53,047)
      Gain on Sale of Real Estate                                                     (38,033)        (300,037)
      Deferred Taxes                                                                  389,060         (163,457)
Changes in Assets and Liabilities
 (Increase) Decrease in Operating Assets:
      Accounts Receivable                                                          (1,569,686)      (1,062,789)
      Inventory                                                                    (3,323,195)      (2,653,831)
      Prepaid Expenses and Other Current Assets                                        47,643          (22,625)
      Deposits - Suppliers                                                           (724,607)        (114,861)
      Cash Surrender Value - Officers Life Insurance                                       --           33,263
      Other Assets                                                                   (337,184)         (22,216)
 Increase (Decrease) in Operating Liabilities
      Accounts payable and accrued expenses                                        (3,104,447)       2,353,797
      Income Taxes payable                                                           (262,811)         653,426
      Deferred Rent                                                                   190,233           39,371
      Advance Payments - Customers                                                         --         (188,199)
                                                                                 -----------------------------
       NET CASH USED IN OPERATING ACTIVITIES                                       (5,948,396)        (729,526)
                                                                                 =============================
 CASH FLOWS FROM INVESTING ACTIVITIES
      Cash paid for deposit on Leasehold improvements                                 (24,040)        (448,530)
      Cash paid for acquisitions, including transaction costs of
      $486,200, net of cash acquired of $94,448                                    (7,952,548)              --
      Cash paid for Capitalized Engineering costs                                  (1,533,215)              --
      Cash Received for sale of real estate                                                --        5,417,704
      Purchase of property and equipment                                             (205,296)        (812,372)
                                                                                 -----------------------------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (9,715,099)       4,156,802
                                                                                 =============================
 CASH FLOWS FROM FINANCING  ACTIVITIES
      Proceeds from Private Placement                                               8,023,000               --
      Repayment of notes payable to Sellers                                          (527,017)        (181,838)
      Payments for Issuance costs on Private Placement                               (698,840)              --
      Principal payments on capital lease obligations                                (154,026)        (219,755)
      Proceeds from notes payable                                                   4,500,000               --
      Net Proceeds from Revolver                                                    6,305,477               --
      Principal payments on notes payable                                          (1,417,599)              --
      Cash Paid for Deferred Financing Costs                                         (367,500)              --
      Proceed from Sale of Officer's life insurance                                        --           86,000
      Repayment of Mortgage Notes Payable                                                  --       (4,170,099)
                                                                                 -----------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          15,663,495       (4,485,692)
                                                                                 -----------------------------
      Net decrease in cash and cash equivalents                                            --       (1,058,416)
      Cash and cash equivalents at beginning of year                                       --        1,058,416
                                                                                 -----------------------------
      Cash and cash equivalents at end of year                                             --               --
                                                                                 =============================
Supplemental cash flow information
      Cash paid during the year for interest                                     $  1,002,920     $    828,807
                                                                                 ============     ============
      Cash paid during the year for income taxes                                 $    678,729     $     12,758
                                                                                 ============     ============
Supplemental schedule of non cash investing and financing activities
      Property and Equipment acquired under capital leases                       $    673,000
                                                                                 ============
      Non-cash Dividends on Preferred Stock                                      $    146,500     $    480,003
                                                                                 ============     ============
      Conversion of Preferred Stock to Common Stock                                               $     40,909
                                                                                                  ============
      Conversion of Preferred Dividends to Common stock                                           $    360,000
                                                                                                  ============
      Conversion of Preferred Dividends to Preferred Stock                       $    247,542
                                                                                 ============
      Notes Payable-Seller and accrued interest converted to
        common Stock                                                             $    719,773
                                                                                 ============
      Conversion of Warrants to common stock                                     $        312
                                                                                 ============
      Purchase of all capital stock of Sigma Metals, Inc and assumption of liabilities in the acquisition as follows:
      Fair Value of Assets acquired                                              $  5,590,164
      Goodwill                                                                      1,549,931
      Intangibles                                                                   3,720,000
      Cash paid (includes transaction costs of $280,500)                           (4,341,296)
      Notes payable issued to Sellers                                              (1,497,411)
      Common Stock issued                                                          (1,957,000)
                                                                                 ------------
        Liabilities Assumed                                                      $  3,064,388
                                                                                 ============
      Purchase of all capital stock of Welding Metallurgy, Inc and assumption of liabilities in the acquisition as follows:
      Fair Value of Assets acquired                                              $  1,587,686
      Goodwill                                                                      3,556,478
      Intangibles                                                                   2,434,225
      Cash paid (includes transaction costs of $205,700)                           (3,705,700)
      Accrued Purchase Price                                                         (190,377)
      Notes payable issued to Sellers (net of discount of $140,000)                (1,860,000)
      Common Stock issued                                                            (566,500)
                                                                                 ------------
        Liabilities Assumed                                                      $  1,255,812
                                                                                 ============

See notes to consolidated financial statements

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Merger and Acquisition

      Ashlin Development Corp. (the "Company" or "Ashlin"), a Florida corporation, entered into a Merger Agreement on November 14, 2005 with Gales Industries Incorporated, a privately-held Delaware corporation ("Original Gales"). As a result of the transaction, the former stockholders of Original Gales became the controlling stockholders of Ashlin. Additionally, since Ashlin had no substantial assets prior to the merger, the transaction was treated for accounting purposes as a reverse acquisition of a public shell. Accordingly, for financial statement presentation purposes, Original Gales is the surviving entity.

      Prior to the closing of the merger, Original Gales acquired all of the outstanding capital stock of Air Industries Machining Corporation ("AIM"). Because of the change in ownership, management and control that occurred in connection with the acquisition of AIM by Original Gales, in accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the transaction was accounted for as a purchase. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141.

      Original Gales was formed in October 2004 and, since prior to the acquisition it did not have any business operations or activity other then the transactions contemplated with the merger and succeeded substantially all of the business operations of AIM, AIM is the "Predecessor" to Original Gales.

      On February 15, 2006, Ashlin changed its name to Gales Industries Incorporated and its state of domicile from Florida to Delaware. On June 26, 2007, the name of the Company was changed from Gales Industries Incorporated to Air Industries Group, Inc.

      The financial statements presented are those of Original Gales, now known as Air Industries Group, Inc. ("AIRI") and its wholly owned subsidiaries; AIM, Sigma Metals ("Sigma") and Welding Metallurgy ("WeldingMet"). Sigma and Welding are included from the dates of acquisition to the current year end.

Note 2. ACQUISITIONS

      On April 16, 2007, the Company purchased all of the outstanding capital stock of Sigma for approximately $7.5 million. We paid $4,060,796 of the purchase price in cash and issued to the former shareholders of Sigma our 7 % promissory notes due April 1, 2010 in the aggregate principal amount of $1,497,411 and 7,416,082 shares of our common stock having a value of $1,957,000. The remaining principal balance of the promissory notes, $1,216,488 as of December 31, 2007, is repayable in equal monthly installments of $43,446 principal, plus accrued interest at the rate of 7% per annum, through April, 1, 2010. In connection with the acquisition of Sigma Metals we entered into Employment Agreements, discussed below, with three members of the management of Sigma.

      The acquisition has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations." The total purchase price was allocated to the net tangible assets based on the estimated fair values. The allocation of the purchase price was based upon valuation data as of April 17, 2007. The final valuation has been completed. For tax reporting purposes the Company will amortize goodwill. The allocation of the purchase price is as follows:

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of all capital stock of Sigma Metals, Inc and assumption of liabilities in the acquisition as follows:
Fair Value of Assets acquired                                       $ 5,590,164
Goodwill                                                              1,549,931
Intangibles                                                           3,720,000
Cash paid (includes transaction costs of $280,500)                   (4,341,296)
Notes payable issued to Sellers                                      (1,497,411)
Common Stock issued                                                  (1,957,000)
                                                                    -----------
  Liabilities Assumed                                               $ 3,064,388
                                                                    ===========

      On August 24, 2007, we purchased, through a wholly-owned indirect subsidiary, WMS Merger Corp, all of the issued and outstanding capital stock of Welding Metallurgy, Inc pursuant to that certain Stock Purchase Agreement, dated as of March 9, 2007, with the shareholders of Welding, as amended by Amendment No.1 thereto dated as of August 2, 2007 (the "Welding Stock Purchase Agreement").

      In consideration for the shares of Welding, the Company paid the former shareholders of Welding $3,500,000 in cash, and issued to them our promissory note in the principal amount of $2,000,000 due August 31, 2011 and 2,035,529 shares of our common stock, having a value of $566,500. The promissory note bears no interest until August 24, 2008, and thereafter bears interest at the rate of 7% per annum. To reflect the fact that this note does not bear interest for the first year, the Company has discounted the value of the note in its balance sheet to $1,860,000, and will expense the imputed interest on a monthly basis and accrete up the value of the note to its face value of $2,000,000. Under the stock purchase purchase agreement, we are obligated to pay the sellers an additional $190,377 as an adjustment to the purchase price. We have agreed to pay this adjustment to the purchase price in four equal monthly installments of $49,400 (which includes interest of 7% per annum from November 1, 2007) commencing on March 31, 2008 and on the last day of each calendar month thereafter through June 30, 2008. The cash portion of the purchase price was provided by the proceeds of a term loan of $4,500,000 under a Loan and Security Agreement dated as of August 24, 2007 by and among our wholly-owned subsidiaries, Air Industries Machining, Corp., or AIM, Sigma and Welding, and Steel City Capital Funding LLC (the SCCF Loan Agreement"). To secure payment of the indebtedness under the promissory note, AIM and Sigma Metals pledged to the former shareholders of Welding Metallurgy, and granted them a security interest in, all of the outstanding shares of Welding, subject to the prior rights of Steel City Capital Funding LLC.

      Since the purchase price paid by the Company was in excess of the fair market value of the assets acquired, the excess has been recorded as goodwill.

      The acquisition has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations." The total purchase price was allocated to the net tangible assets based on the estimated fair values. The allocation of the purchase price was based upon valuation data as of August 27, 2007. The final valuation has been completed. For tax reporting purposes, the Company will amortize goodwill. The allocation of the purchase price is as follows:

Purchase of all capital stock of Welding Metallurgy, Inc and assumption of liabilities in the acquisition as follows:

Fair Value of Assets acquired                                            $ 1,587,686
Goodwill                                                                   3,556,478
Intangibles                                                                2,434,225
Cash paid (includes transaction costs of $205,700)                        (3,705,700)
Accrued Purchase Price                                                      (190,377)
Notes payable issued to Sellers (net of discount of $140,000)             (1,860,000)
Common Stock issued                                                         (566,500)
                                                                         -----------
  Liabilities Assumed                                                    $ 1,255,812
                                                                         ===========

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the intangibles acquired for Sigma and Welding are comprised of the following:

                                                                    Estimated
                                                      2007        Useful Lives
                                                      ----        ------------

Trade Names                                      $ 2,480,000            20 Years
Customer Relationships                             2,900,000      11 to 14 Years

Technical know-how                                   660,000            10 Years

Professional Certification Certificates              114,225     0.25 to 2 years
                                                 -----------
Total                                              6,154,225
                                                 -----------
Less: Accumulated Amortization                      (277,251)
                                                 -----------
Intangibles, Net                                 $ 5,876,974
                                                 ===========

The expense for the amortization of the intangibles for the year ended December 31, 2007 amounted to $277,251.

The table set forth below indicates the amortization of intangibles over the next five years:

                             Year                Amount
                             ----                ------
                             2008               $489,496
                             2009               $450,894
                             2010               $436,299
                             2011               $436,299
                             2012               $436,299

In the case of both Sigma and Welding, the fair value of the net assets acquired was less than the amounts paid for the stock of the acquired entity. This excess has been recognized as goodwill.

The following unaudited pro forma information assumes the acquisitions of Sigma and Welding occurred as of the beginning of each year. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the period presented.

                                                     (pro forma)     (pro forma)
                                                         2007           2006
                                                         ----           ----
                                                     (unaudited)     (unaudited)
Net sales                                             $54,412,000    $55,481,000
                                                      --------------------------
Gross Profit                                          $16,410,000    $13,433,000
                                                      --------------------------
Net income                                            $ 2,981,000    $ 1,971,000
                                                      --------------------------
Net income attributable to common
stockholders                                          $ 2,586,958    $ 1,550,997
                                                      ==========================
Earnings (loss) per share, basic                      $      0.04    $      0.05
                                                      ==========================
Earnings (loss) per share, diluted                    $      0.04    $      0.04
                                                      ==========================

Weighted average shares
outstanding (Basic)                                    68,889,275     41,659,640
                                                      ==========================
Weighted average shares
outstanding (Diluted)                                  71,347,588     46,382,620
                                                      ==========================

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

      The Company is primarily engaged in manufacturing aircraft structural parts, assemblies and the distribution of metals principally for prime defense contractors in the aerospace industry in the United States. The Company's customer base consists mainly of publicly traded companies in the aerospace industry.

Principles of Consolidation

      The accompanying consolidated financial statements include accounts of the Company and Merger Sub and Merger Sub's wholly owned subsidiaries, AIM, Sigma Metals and Welding Metallurgy. Significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less. All cash is applied on a daily basis to amounts outstanding under the revolving portion of the Loan Facility.

Accounts Receivable

      Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectable accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the Allowance for Doubtful Accounts when a balance is determined to be uncollectible.

Inventory Valuation

      The Company values inventory at the lower of cost on a first-in-first-out basis or market.

      AIM purchases inventory only when it has signed non-cancellable contracts with its customers for orders of its finished goods. Welding Metallurgy generally produces pursuant to customer orders and maintains relatively low inventory levels. AIM occasionally produces finished goods in excess of purchase order quantities in anticipation of future purchase order demands but historically this excess has been used in fulfilling future purchase orders. Sigma routinely acquires inventory without corresponding purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and obsolete items.

Capitalized Engineering Cost

      The Company has contractual agreements with certain customers to produce parts, which the customers design. The production of these parts require pre-production engineering and programming of our machines. The Company accounts for these pre-production costs pursuant to Emerging Issues Task Force Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (EITF 99-5). The pre-production costs associated with a particular contract are capitalized and beginning with the first shipment of product pursuant to such contract, amortized over a period determined as follows: (i) if deliverables are scheduled for a period of three years or less, on a straight line basis over the anticipated length of the contract and (ii) if deliverables are scheduled for more than three years, on a straight line basis over three years. If the Company were to be reimbursed for a portion of the pre-production expenses associated with a particular contract only the unreimbursed portion would be capitalized under EITF 99-5. The Company also may progress bill on certain engineering being expended. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment if events or whenever circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.

Deferred Financing Cost

      Costs connected with obtaining and executing debt arrangements are capitalized and amortized on the straight-line basis over the term of the related debt.

Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer Purchase orders provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. The Company utilizes an RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Shipping costs are included in cost of sales.

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

Credit Risk

      Financial instruments involving potential credit risk include accounts receivable. Of the accounts receivable balance outstanding as of December 31, 2007 approximately 22% and 11% are attributable to two customers, respectively. Of the account receivable balance at December 31, 2006, approximately 34% and 17% are attributable to these customers, respectively.

      Two customers accounted for approximately 46% and 11% of net sales for the years ended December 31, 2007. One of these customers accounted for approximately 61% of net sales for the year ended December 31, 2006.

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

      Income taxes are calculated using an asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred asset will not be realized. The effect of a change in tax rates is recognized as income or expense in the period of change.

      In June 2006, the FASB issued Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109," regarding accounting for, and disclosure of, uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will recognize interest and penalties, if any, related to taxes not properly paid in prior periods in tax expense. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective as of January 1, 2007.

Earnings per share

      Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

      The Company did not include 3,025,578 warrants and 4,060,000 options to purchase the Company's common stock for the year ended December 31, 2007 and 5,271,257 warrants and 4,850,000 options to purchase the Company's common stock for the year ended December 31, 2006 in the calculation of diluted earnings per share because the effects of their inclusion would have been anti-dilutive. The shares of Series B Preferred Stock that are convertible into 30,039,783 shares of common stock at December 31, 2007 are not included in the calculation of diluted earnings per shares because the effect of the inclusion would have been anti-dilutive.

Stock-Based Compensation

      In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. The Company recorded in the accompanying statement of operations an expense of $437,202 and $167,126 for the years ended December 31, 2007 and 2006, respectively, in accordance with the measurement requirements under SFAS No. 123(R). The Company adopted SFAS No. 123(R), effective as of January 1, 2005.

Goodwill and Intangibles

      Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company applies SFAS No. 142, "Goodwill and Other Intangible Assets" and accordingly does not amortize goodwill but tests it for impairment. The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach. For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using a combination of historical results, estimated future cash flows and an appropriate price to earnings multiple. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results. However, these differences have not been material and we believe that this methodology provides a reasonable means to determine fair values. Cash flows were discounted using a discount rate based on expected equity return rates, which ranged from 12.61% to 14.73% for 2007. Our evaluations for the year ended December 31, 2007 indicated there was no impairment of our Goodwill.

Recently Issued Accounting Standards

      In September 2006, FASB issued SFAS 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" ("SFAS 160"), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

Note 4 INVENTORY

The components of inventory consisted of the following:

                                    2007           2006
                                    ----           ----
Raw Materials                   $ 9,050,196    $ 2,234,175
Work In Progress                  7,755,367      7,546,178
Finished Goods                    5,014,951      5,477,288
                                --------------------------
Total Inventory                 $21,820,514    $15,257,641
                                ==========================

Note 5 PROPERTY AND EQUIPMENT

The components of property and equipment, at cost, consisted of the following:

                                                                                      Estimated
                                                       2007            2006          Useful Life
                                                       ----            ----          -----------
Machinery and Equipment                            $ 3,105,545     $ 2,117,441       5 - 8 years
Capital Lease Machinery and Equipment                1,669,718       1,164,671       5 - 8 years
Tools and Instruments                                  827,351         555,164       3 - 7 years
Automotive Equipment                                    30,227          30,227           5 years
Furniture and fixtures                                 146,455         274,837       5 - 8 years
Leasehold Improvements                                 312,727           3,583     Term of Lease
Computer Software                                      131,168                           4 years
                                                   -----------------------------
Total property and equipment                         6,223,191       4,145,923

Less: Accumulated Depreciation and Amortization     (1,437,048)       (580,607)

                                                   -----------------------------
Property and equipment, net                        $ 4,786,143     $ 3,565,316
                                                   =============================

      Depreciation and amortization expense for the years ended December 31, 2007 and 2006, amounted to $850,428 and $597,009 respectively.

Note 6 SALE-LEASEBACK TRANSACTION

      On October 24, 2006, the Company consummated an agreement, whereby the Company sold the buildings and real property located at its corporate headquarters in Bay Shore, New York (the "Property") for a purchase price of $6,200,000. As a result, the Company had a gain on the sale of approximately $1,051,188 of which we recognized $300,037 during the year ended December 31, 2006. The remaining $751,151 will be recognized ratably over the remaining term of the twenty year lease, and is included in the caption Deferred Gain on Sale of Real Estate in the accompanying Balance Sheet.

      Simultaneous with the closing of the sale of the Property, the Company entered into a 20-year triple-net lease (the "Lease") with the Purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $621,000 for the sixth year, and thereafter increases 3% per year. The Lease grants AIM an option to renew the Lease for an additional period of five years. The Company deposited with the Purchaser $127,500 as security for the performance of its obligations under the Lease, which it subsequently replaced with a $127,500 letter of credit. In addition, the Company deposited with the landlord $393,000 (Deposits) as security for the completion of certain repairs and upgrades to the Property. As of December 31, 2007, the Company has completed certain of the improvements and has reclassified the amounts to the appropriate fixed asset accounts. The Company still has deposits of $103,226 deposited with the landlord. This amount is included in the caption Deposits - Landlord on the accompanying Balance Sheet. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the facilities, including, without limitation, insurance, taxes and maintenance. These costs will be offset against the funds that are deposited with the landlord. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the Purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. (See Note 12).

Note 7. NOTES PAYABLE - BANKS AND CREDIT FACILITY

      On November 30, 2005 the Company executed a credit facility with PNC Bank N.A. (the "Loan Facility"), secured by substantially all of its assets.

      The Loan Facility provided for maximum borrowings of $14,000,000 consisting of (i) a $9,000,000 revolving loan, (ii) a $3,500,000 term loan, and
(iii) a $1,500,000 equipment financing loan. In connection with the Loan Facility the Company paid a finder's fee of $196,500, consisting of $125,000 in cash and 325,000 shares of Common Stock, which is included in deferred financing costs. The shares issued to the finder were valued at $0.22 per share and were contributed by one of the Company's senior executives and accounted for as a capital contribution.

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

      To refinance the debt of Sigma Metals, on April 19, 2007, the Company entered into a Third Amendment to the Loan Facility. The amendment modified the terms of the loan facility to add Sigma Metals as a borrower, but required Sigma Metals to pledge all of its assets and properties to PNC Bank to secure its obligations under the Loan Facility. In addition, the termination date of the Loan Facility was extended to April 30, 2010 and the maximum revolving advance amount was increased from $9,000,000 to $11,000,000.

      In connection with the acquisition of Welding Metallurgy, the Company entered into the Fourth Amendment to the Loan Facility, dated as of August 24, 2007, which adds Welding Metallurgy as a borrower under the Facility and the Company as a guarantor of the obligations thereunder. Additionally, amendment four increased the maximum revolving advance amount from $11,000,000 to $14,000,000.

      The revolving loans bear interest, at the option of the Company, that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. The revolving loans had an interest rate of 7.75% per annum on December 31, 2007 and an outstanding balance of $11,332,940. The revolving loans and equipment loans are payable in full on November 30, 2009.

      The term loan is for a period of 4 years and bears interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %. In October 2006 the Term Note was reduced by $2,800,000 and the remaining balance of $383,330 became an Amended and Restated Term Note providing for principal payments of $10,648 per month and the Maturity Date was amended to become the first business day of October 2009. At December 31, 2007 the balance of the term loan was $244,906.

      In connection with the Welding Metallurgy acquisition, Steel City Capital Funding LLC ("SCCF") provided a Term Loan of $4,500,000,which is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced to be in effect from time to time. Under the terms of the Loan Facility and the SCCF Loan Agreement, the amounts are not due to be repaid until August 2010, but have been included in current liabilities due to

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the right of the banks to demand immediate repayment pursuant to a subjective acceleration clause, which management believes are not likely to occur, combined with the existence of a lockbox arrangement. To secure payment of the indebtedness under the SCCF Loan Agreement, AIR pledged all of the outstanding shares of AIM and Sigma, which, in turn, pledged all of the outstanding shares of Welding Metallurgy.

      In addition to the foregoing, the Loan Facility was further amended to allow the Company to borrow or to obtain the issuance, renewal, extension and increase of standby letters of credit, up to an aggregate availability of $500,000, for its account until November 30, 2009. At December 31, 2007 the Company had an outstanding letter of credit in the amount of $127,500.

      The equipment loans bear interest, at the option of the Company, that is based on (i) the PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected plus 2.75% per annum. The equipment loan had an interest rate of 7.75% per annum at December 31, 2007. Such equipment financing is limited to an aggregate of $750,000 in any fiscal year and amortized in equal installments of sixty months following the close of each "borrowing period", the first of which ended December 31, 2007. Each subsequent "borrowing period" ends on each December 31 thereafter. All equipment loans are due and payable on November 30, 2009. As of December 31, 2007, the equipment financing loan had a balance of $411,200.

      To the extent that the Company may dispose of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in amount equal to the net proceeds of such sale.

      The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of December 31, 2007 the Company has met these terms. The Loan Facility also is secured by all assets of the Company and the Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility, as such, the revolving loan has been classified as a current liability.

      Interest expense related to these credit facilities amounted to $821,492 and $686,917 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, future minimum principal payments are as follows:

                        Year                     Amount
                        ----                     ------
                        2008                  $ 4,627,776
                        2009                      528,330
                                              -----------
                                                5,156,106
                 Less: current portion         (4,627,776)
                                              -----------
               Total Long Term Portion        $   528,330
                                              ===========

      The Company incurred an aggregate of $859,564 in finders' fees and legal costs in connection with the Loan Facility which is being amortized over the 48 month term of the Loan Facility. During the years ended December 31, 2007 and 2006, the Company amortized $161,046 and $117,159, respectively, of these costs.

      On December 28, 2007, the Company and PNC entered into an amendment to the Loan Facility modifying certain financial covenants.

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. CASH SURRENDER VALUE - OFFICER'S LIFE INSURANCE

      During the year ended December 31, 2006, the Company sold its key-man life insurance policies. Proceeds from the sale of the insurance policy were $86,000 which was offset by the cash surrender value of $33,263. The resulting gain of $53,047 was recognized as Other Non-Operating Income in the accompanying Statement of Operations for the year ended December 31, 2006.

Note 9. CAPITAL LEASES PAYABLE-EQUIPMENT

      The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,478,791 and $959,817 as of December 31, 2007 and 2006, respectively.

      As of December 31, 2007, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

                  Year                                   Amount
                  ----                                   ------
                  2008                                $    409,861
                  2009                                     413,798
                  2010                                     409,861
                  2011                                     409,861
                  2012                                     145,310
                                                      ------------
                Total future minimum lease payments      1,788,691
                             Less: imputed interest       (309,900)
                              Less: current portion       (290,285)
                                                      ------------
                            Total Long Term Portion   $  1,188,506
                                                      ============

Note 10. NOTES PAYABLE - SELLERS

      On November 30, 2005, in connection with the acquisition of AIM, the Company issued notes payable for an aggregate of $1,627,262 to three former AIM shareholders, two of whom have become part of the Company's senior management and are also stockholders of the Company. On January 26, 2007, the two senior management members converted $665,262 principal amount of their notes, plus accrued interest of $54,511, into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share.

      The remaining principal amount of the note of $625,300 matures on September 30, 2010, is subordinated to all of the Company's senior debt and is payable in twenty consecutive calendar quarters of equal installments of principal plus accrued interest commencing on December 31, 2005. The interest rate on this note is equal to Prime Rate plus 0.5% per annum (8.75% at December 31, 2007). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum as of December 31, 2007.

      In connection with the acquisition of Sigma, the Company incurred notes payable obligations to the former shareholders of Sigma in the aggregate principal amount of $1,497,411. The remaining principal balance, at December 31, 2007, of $1,216,488, is payable in equal monthly installments of $43,446 of principal plus interest at 7% per annum through 2010, except that in April 2008 $247,090 was prepaid on the notes due the former shareholders.

      These notes are subordinated to all of the Company's senior debt.

      In connection with the acquisition of Welding, the Company incurred a note payable to the former shareholders of Welding in the aggregate principal amount of $2,000,000, which bears no interest until August 24, 2008, and bears interest thereafter at 7% per annum.

      To reflect the fact that this note does not bear interest for the first year, at December 31, 2007 the Company has discounted the value of the note in its balance sheet to $1,906,667. The Company will expense the imputed interest on a monthly basis and accrete up the value of the note to its face value of $2,000,000. This note was

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

originally recorded at the discounted value of $1,860,000 and resulted in a non cash interest charge. The indebtedness evidenced by this note is subordinate to the Company's indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of $125,000, plus accrued interest commencing on November 30, 2008 and continuing through August 31, 2011. This note is subordinated to all of the Company's senior debt and accrues interest at 7% per annum. Additionally the Company will pay an additional $190,377 to the former owners as a working capital adjustment under the stock purchase agreement. This will be paid in four monthly installments of $47,494 plus accrued interest at 7% per annum, commencing on March 31, 2008.

      As of December 31, 2007, the aggregate future minimum note payments, with remaining terms of greater than one year are as follows:

                                    Year           Amount
                                    ----           ------
                                    2008       $  1,529,130

                                    2009          1,213,752

                                    2010            866,184

                                    2011            423,100
                                               ------------
                   Sellers Notes Payable          4,032,166

               Less: Unaccreted Interest            (93,334)
                   Less: Current portion         (1,435,796)
                                               ------------
                       Long-term portion       $  2,503,036
                                               ============

      Interest expense on these notes amounted to $107,111 and $132,193 for the years ended December 31, 2007 and 2006 respectively.

Note 11. EMPLOYEE BENEFITS PLANS

      The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Pursuant to the Plan qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plan.

      The Employees of the Company are members of the United Service Workers Union TUJAT Local 355 (the "Union"), which provided medical benefit plans at defined rates which are contributed in their entirety by the Company. The company paid $1,712,115 and $2,275,295 in union benefits during the years ended December 31, 2007 and 2006 respectively.

Note 12. COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $ 842,795 and $111,775 for the years ended December 31, 2007 and 2006, respectively. The Company is responsible for paying all operating costs under the term of the lease. As of December 31, 2007, the aggregate future minimum lease payments are as follows:

            Year               Annual Rent
            ----               -----------

            2008                $1,054,572

            2009                 1,069,968

            2010                 1,086,176

            2011                 1,126,206

            2012                 1,219,606

      Thereafter                12,940,984
                               -----------
          Total                $18,497,512
                               ===========

                            AIR INDUSTRIES GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The lease provides for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying balance sheet.

Litigation

      We were a defendant in an action by our former investor relations firm filed on September 18, 2007 in the Supreme Court of the State of New York, New York County captioned Porter, Levay & Rose, Inc. against Air Industries Group, Inc. et al. (Index No. 003104/07). This case has been settled for $65,000.

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

      The Company believes that it is in compliance with all federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business.

Governmental Regulation

      The Company is subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 ("RCRA") regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York, the handling, storage and disposal of hazardous substances are governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

Employment Contracts

      In September 2005, the Company entered into employment agreements (the "Agreements") with four senior executives that became effective November 30, 2005. The Agreements are for a period of approximately eight years. The Agreements provide for annual base compensation aggregating $940,000. The Board, at its sole discretion, determines whether a bonus is issued, provided that in the case of two executives, the amount of the bonus shall be predicated on their performance and the achievement by the Company of its operating targets set forth in its annual budget, and in the case of these two executives, provided further, in no event shall the amount of their bonuses be less than 50% of their salary at that time. For the years ended December 31, 2007 and 2006 no bonuses were paid. Each senior executive's agreement also call for grants of stock options to purchase the Company's common stock aggregating 4,850,000 shares of which 3,410,000 have been granted as of December 31, 2007.

      The Company and one of its four senior executives mentioned above entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby the executive resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between the executive and the Company terminated effective March 16, 2007. In lieu of the compensation payable to the executive pursuant to his Employment Agreement, from March 16, 2007, to November 30, 2010, the executive will be paid $100,000 per annum; from December 1, 2010 to May 31, 2011, he will be paid $50,000. In addition, if the Company achieves certain agreed-upon levels of performance he may receive up to an additional $50,000. Upon the execution of his employment agreement mentioned above the Company granted this executive options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options held by this executive vested as of March 16, 2007, and the right to exercise all of his options terminated as of March 16, 2008.

      On April 17, 2007, the Company entered into employment agreements (the "Agreements") with three senior executives at Sigma Metals. The Agreements are for a period of approximately five years.

                            AIR INDUSTRIES GROUP, INC.
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS

The Agreements provide for annual base compensation aggregating $600,000. Additionally, each of these Agreements provide for performance based bonus compensation of up to 15% of the Executive's base salary and options to purchase up to 100,000 shares per year, should Sigma achieve specified levels of growth in its year over year earnings, as defined in the agreements. Sigma did not achieve the requisite level of growth in earnings in 2007 and, accordingly, no accrual was made for performance bonuses under these Agreements.

Note 13. INCOME TAXES:

The provision for income taxes at December 31, 2007 and 2006 consists of the following:

                                                           2007          2006
                                                        -----------------------
Current
Federal                                                 $ 436,931     $ 504,585
State                                                      13,877       148,841
                                                        -----------------------
Total Current Provision                                   450,808       653,426

Deferred
Federal                                                  (114,438)     (127,595)
State                                                     104,238       (35,862)
                                                        -----------------------
Total Deferred Taxes                                      (10,200)     (163,457)
Valuation Allowance                                       171,065            --
                                                        -----------------------
Net deferred taxes after valuation allowance              160,865      (163,457)
                                                        -----------------------
Net Provision for Income Taxes                          $ 611,673     $ 489,969
                                                        =======================

The components of deferred tax assets as of December 31, 2007 and 2006, are as follows:

                                                         2007           2006
                                                         ----           ----

Bad debts                                            $   120,014      $  76,080
Inventory - 263A Adjustment                              340,617        338,092
Non-cash compensation - warrants                          43,108         40,121
Non-cash compensation - options                          240,685        124,354
Deferred Rent                                             79,591         16,977
Deferred gain on sale of real estate                     247,202        323,859
Federal tax benefit of State Tax                              --        (64,790)
                                                     --------------------------
Total deferred tax asset                               1,071,217        854,693
Valuation allowance                                   (1,071,217)      (854,693)
                                                     --------------------------
Net deferred tax asset                               $        --      $      --
                                                     ==========================

The components of the deferred tax liability as of December 31, 2007 and 2006 are as follows:

Property and equipment                                   $  772,895    $ 512,937
Amortization - Sigma Transaction                             91,658           --
Amortization - Welding Transaction                        1,014,124           --
                                                         -----------------------
 Total deferred tax liability                            $1,878,677    $ 512,937
                                                         =======================

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2007 and 2006 relates to the following:

Tax benefit at federal statutory rate                          34.00%     34.00%
State income taxes, net of federal
income tax benefit                                              1.06%      6.02%
Permanent differences                                          -0.40%      6.66%
Other                                                          -0.36%        --
True-up from prior year                                         2.04%    -84.37%
Change in valuation allowance                                  13.01%    357.10%
                                                              -----------------
Total effective tax rate                                       49.35%    319.41%
                                                              =================

                            AIR INDUSTRIES GROUP, INC.
                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14 STOCK-BASED COMPENSATION ARRANGEMENTS

      During 2005, the Company's Board of Directors approved a stock option plan and reserved 10,000,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants. Awards granted under the Company's plans vest over one and five years.

                                                                  Weighted      Weighted
                                                       Number     Average      Remaining      Aggregate
                                                         of       Exercise    Contractual     Intrinsic
                                                       Shares      Price          Term          Value
                                                       ------      -----          ----          -----
Outstanding at January 1, 2006                       2,370,000     $0.38              --             --
                                                     --------------------------------------------------
Outstanding at December 31, 2006                     2,370,000      0.38               9      $  20,540
Options granted                                      3,923,900      0.35              --             --
Options exercised                                     (250,000)       --              --             --
Options cancelled                                      (66,667)       --              --             --
Reserved for grant based on future market price      1,440,000       N/A              --             --
                                                     --------------------------------------------------
Outstanding at December 31, 2007                     7,417,233     $0.35               6      $   8,100
                                                     ==================================================
Options vested and exercisable
At December 31,2007                                  2,786,665     $0.44               6      $   8,100
                                                     ==================================================

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised
2004), Share-Based Payment ("SFAS 123(R)"). The weighted average fair values of options granted for December 31, 2007 and 2006 are $0.35 and $0.38. During the year ended December 31, 2007, 250,000 stock options were exercised.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions for grants in the years ended December 31, 2007 and 2006 as follows:

                                               2007            2006
                                               ----            ----
Risk Free Interest Rates                    3.55%- 4.77%       4.77%
Expected Dividend Yields                              0%          0%
Expected Terms to Exercise                   1 - 8 Years     9 Years
Expected Volatility                      78.07% -177.30%        180%

      Certain of the Company's stock options contain features which include variability in grant prices. A portion of the currently issued stock options will be priced based on average trading prices of the Company's Common Stock at the end of a given future period. Due to this variable feature, these stock options are not deemed to be granted for purposes of applying SFAS 123(R) and accordingly, their fair value will be calculated and expensed in future periods.

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2007 and 2006, 2,786,665 and 1,580,000 options are vested and exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2007 and 2006 was $0.44 and $0.32 per share, respectively. A summary of the status of the Company's stock options as of December 31, 2007, and changes during the year then ended is presented below.

      The Company recorded expenses of $437,202 and $167,126 in its consolidated statement of operations, which reflects the value of granted stock options over the vesting period in accordance with SFAS No. 123R, for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes information about stock options at December 31, 2007:

          Options Outstanding                                            Options Exercisable

                                         Weighted         Weighted Average
                       Number       Average Remaining         Exercise            Number        Weighted Average
Exercise Price       Outstanding     Contractual Life          Price           Exercisable       Exercise Price
$0.22 - $0.29         3,897,233             6.87               $0.26              706,665             $0.23
$0.43 - $0.48         1,580,000             7.74                0.46            1,580,000              0.46
$0.67                   500,000             0.21                0.67              500,000              0.67

Based on
Future Market
Price                 1,440,000               --                N/A                    --                --

                   ---------------------------------------------------------------------------------------------
                      7,417,233             4.94               $0.35            2,786,665             $0.44
                   =============================================================================================

A summary of the status of the Company's non-vested options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

                                                  Weighted      Weighted Average
                                                   Average         Remaining
                                  Number of    Exercise Price   Contractual Term
                                   Options       Per Option        (in years)
                                   -------       ----------        ----------
Non-vested Options at
  January 1, 2007                 3,270,000        $0.45                   9
Options granted and priced        4,463,900        $0.32                  --
Options vested                   (2,786,665)       $0.44                  --
Options forfeited ,expired or
  exercised                        (316,667)       $0.22                  --
                                 ----------        -----          ----------
Non-vested Options  at
  December 31, 2007               4,630,568        $0.26                   8
                                 ==========        =====          ==========

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of December 31, 2007, there was $480,826 of unrecognized compensation cost related to non vested stock option awards, which is to be recognized over the remaining weighted average vesting period of five years.

      On February 13, 2007, the Company granted each of the four non-management members of the Board an option to purchase 100,000 shares of common stock. The options vested as to 33,333 shares upon grant, as to a total of 66,666 on March 1, 2008 and will vest as to all 100,000 shares on March 1, 2009 and are exercisable at a price of $0.27 per share until March 1, 2014. Options to purchase 66,667 shares granted to Stephen M. Nagler lapsed upon his failure to stand for re-election in June 2007. On August 29, 2007, the Company granted David Buonanno, a non-management director, an option to purchase 100,000 shares of common stock, which was immediately exercisable as to 33,333 shares. The option will become exercisable as to a total of 66,666 shares on June 26, 2008, and as to all 100,000 shares on June 26, 2009. The exercise price of the option is $0.28 per share. The option expires on August 1, 2014.

      Warrants to acquire 125,000 shares with a grant date of March 16, 2007 were issued to a consulting firm. These warrants are exercisable at a per share price of $0.28, which was the average closing price of the Company's common stock for the 20 days preceding the date of grant, and have a cashless exercise feature and vested on the grant date. The warrants were valued using the Black-Scholes model and the Company recorded an expense of $25,789 in its consolidated statement of operations for the year ended December 31, 2007.

      The Company issued to a placement agent in the Private offering of the Company's Series B Convertible Preferred Stock described in Note 14, warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305 in addition to other consideration. These warrants have a term of five-years and a cashless exercise feature. These warrants were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital resulting from the offering.

The following table summarizes the Company's outstanding warrants as of December 31, 2007 and changes during the year then ended:

                                                                                Average Remaining
                                         Weighted Number   Weighted Average     Contractual Life
                                            of Shares       Exercise Price           (Years)
Outstanding at
January 1, 2006                             5,229,589            $0.21                  4.1
Granted                                        41,668             0.97                  4.8
                                            ---------            -----                -----
Outstanding at December 31, 2006            5,271,257            $0.22                  4.9

Granted                                     3,025,578             0.30                  4.3
Cancelled                                     (41,668)            0.97                  3.7
Exercised                                    (409,091)              --                   --
                                            -----------------------------------------------
Outstanding at December 31, 2007            7,846,076             0.25                  3.4
                                            ===============================================

The following tables summarizes the Company's outstanding restricted shares as of December 31, 2007:

                                            Weighted Number          Exercise
                                               of Shares        Grant Date Price
                                            ------------------------------------
Outstanding at                                       --                  --
January 1, 2007
Granted                                         200,000              $ 0.26
Vested                                         (200,000)               0.26
                                            ------------------------------------
Outstanding at December 31, 2007                     --                  --
                                            ====================================

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. EQUITY TRANSACTIONS AND ASSET ACQUISITIONS

Sigma Metals, Inc

      On April 16, 2007, the Company purchased all of the outstanding capital stock of Sigma Metals for approximately $7.5 million. The Company paid $4,060,796 of the purchase price in cash and issued to the former shareholders of Sigma Metals 7% promissory notes due April 1, 2010 in the aggregate principal amount of $1,497,411 and 7,416,082 shares of the Company's common stock having a value of $1,957,000. The remaining principal balance of the promissory notes, $1,216,488 as of December 31, 2007, is repayable in equal monthly installments of $43,446 principal, plus accrued interest at the rate of 7% per annum, through April, 1, 2010, except that in April 2008 $247,090 was prepaid to the former shareholders.

      To finance the acquisition of Sigma and provide us with additional working capital, the Company completed a private placement of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which the Company raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3, 2007, in which the Company received gross proceeds of $3,068,000. The holders of the Series B Preferred Stock are entitled to a cumulative annual dividend of 7% per annum which the Company has the right to pay in additional shares of Series B Preferred Stock, except under certain circumstances. In October 2007 and January 2008, an aggregate of 26,798 shares and 16,456 shares of Series B Preferred Stock were issued in payment of accrued dividends on the Series Preferred Stock of $247,542 and $146,500 respectively. The shares of Series B Preferred Stock issued in the offering and in payment of accrued dividends are convertible into approximately 30,439,944 shares of the Company's common stock. The series B convertible preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $0.276, subject to adjustment for certain anti-dilution events.

Welding Metallurgy, Inc.

      On August 24, 2007, the Company purchased, through a wholly-owned indirect subsidiary, all of the outstanding capital stock of Welding Metallurgy, Inc. pursuant to that certain Stock Purchase Agreement, dated as of March 9, 2007, as amended, with the shareholders of Welding Metallurgy (the "Welding Metallurgy Stock Purchase Agreement"). In consideration for the shares of Welding Metallurgy, the Company paid the former shareholders of Welding Metallurgy $3,500,000 in cash, and issued to them a promissory note in the principal amount of $2,000,000 due August 31, 2011 and 2,035,529 shares of common stock, having a value of $566,500. The promissory note bears no interest until August 24, 2008, and thereafter bears interest at the rate of 7% per annum. To reflect the fact that this note does not bear interest for the first year, the Company has discounted the value of the note in its balance sheet to $1,860,000, and will expense the imputed interest on a monthly basis and accrete up the value of the note to its face value of $2,000,000. The cash portion of the purchase price was provided by the proceeds of a term loan of $4,500,000 under a Loan and Security Agreement dated as of August 24, 2007 by and among the Company's wholly-owned subsidiaries, Air Industries Machining, Corp., Sigma Metals and Welding Metallurgy, and Steel City Capital Funding LLC (the "SCCF Loan Agreement"). To secure payment of the indebtedness under the promissory note, AIM and Sigma Metals pledged to the former shareholders of Welding Metallurgy, and granted them a security interest in, all of the outstanding shares of Welding Metallurgy, subject to the prior rights of Steel City Capital Funding LLC.

      The Company has agreed to register for resale under the Securities Act the shares of its common stock issued to the former shareholders of Welding Metallurgy, at their request, in connection with certain registration statements the Company may file in the future. One half of the shares of the common stock issued to the former shareholders of Welding Metallurgy have been deposited in escrow to secure their indemnity obligations under the Stock Purchase Agreement until February 24, 2009.

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 RELATED PARTY TRANSACTIONS

Stephen M. Nagler, a director of the Company until June 26, 2007, is a partner in Eaton & Van Winkle LLP, the Company's legal counsel. The Company paid Eaton & Van Winkle LLP $443,991 in 2007 and $500,000 in 2006 for legal fees and disbursements.

Note 17 SUBSEQUENT EVENTS

      The operations of Sigma Metals and Welding Metallurgy have been relocated to a new 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which provides for an annual base rent of approximately $514,572 for the first year of the sublease, with increases of approximately 3% per year for the remainder of the following eight years.

      Sigma Metals operations had previously been conducted at a facility in Deer Park, Long Island under a lease which expired on January 31, 2008. Welding Metallurgy's operations had previously been conducted at a facility located in West Babylon, New York under a lease which expired at the end of February 2008.

      In February 2008, the Company and PNC entered into an amendment to the Loan Facility increasing the inventory sublimit used in the borrowing base calculation to $10,250,000.

      On April 1, 2008, the Company declared a dividend on its series B convertible preferred stock, payable in 19,825 shares of series B convertible preferred stock.

      At a Special Meeting of Stockholders on April 3, 2008, the stockholders approved an amendment to the certificate of incorporation increasing to 250,000,000 the number of shares of common stock we are authorized to issue and authorized the Board of Directors to effect, at its discretion at any time not later than December 31, 2008, if at all, a reverse stock split of common stock at a ratio within the range from one-for-ten to one-for-thirty, with the ratio and timing to be selected and implemented by our Board. The reverse stock split is part of a plan intended to enable the Company to obtain a listing for common stock on a national securities exchange. If the reverse stock split is effected, the number of authorized shares of common stock would be reduced to 125,000,000 shares.

      On April 11, 2008, the Company granted each of its four non-management directors an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 exercisable immediately for five years. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1,440,000 options in the aggregate, will be exercisable at a per share price of $0.225.

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 SEGMENT REPORTING

      Financial information about the Company's operating segments for the year ended December 31, 2007 and 2006 as required under Statement of Financial Accounting Standard 131 is as follows:

                            Year Ended December 31,
                            -----------------------
                                                      2007              2006
                                                      ----              ----
Air Industries Machining
       Net Sales                                  $ 34,088,056     $ 33,044,996
       Gross Profit                                  8,361,046        5,042,054
       Pre Tax Income                                3,412,729        1,563,036

       Assets                                       31,304,053       24,576,329

Sigma Metals
       Net Sales                                     9,890,659               --
       Gross Profit                                  2,781,253               --
       Pre Tax Income                                  303,996               --
       Assets                                       11,463,079               --

Welding Metallurgy
       Net Sales                                     2,089,930               --
       Gross Profit                                  1,588,347               --
       Pre Tax Income                                1,026,715               --

       Assets                                        8,425,658               --

Corporate
       Net Sales                                            --               --
       Gross Profit                                         --               --
       Pre Tax Income                               (3,503,866)      (1,409,636)

       Assets                                       22,962,665        8,333,815

Consolidated
       Net Sales                                  $ 46,068,645     $ 33,044,996
       Gross Profit                                 12,730,646        5,042,054
       Pre Tax Income                                1,239,573          153,400
       Provision for Taxes                             611,673          489,969
       Net Income (loss)                               627,900         (336,569)
       Elimination of Assets                       (23,865,005)      (8,017,962)
       Assets                                       50,290,450       24,892,182

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 ADJUSTED UNAUDITED QUARTERLY DATA

      As a result of (i) the Company's determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and (ii) the completion of the allocation of the purchase price paid for Sigma Metals and Welding Metallurgy among certain intangible assets of those companies that initially had been allocated to goodwill there are set forth below restated summarized results of operations for each of the first three quarters of 2007. The table set forth below shows adjustments to the results previously reported by the Company on Form 10-QSB for each of the first three quarters of 2007.

                                       Q1 2007                         Q1 2007         Q2 2007                           Q2 2007
                                     as reported    Adjustments (1)  as restated     as reported     Adjustments(1)(2) as restated
Net Sales                            $ 7,488,130                     $ 7,488,130     $10,989,536                       $10,989,536

Cost of Sales                          6,239,484       $(418,014)      5,821,470       8,616,698       $(434,234)        8,182,464
                                     ---------------------------------------------------------------------------------------------

Gross Profit                           1,248,646         418,014       1,666,660       2,372,838         434,234         2,807,072

Cost and expenses                      1,126,792              --       1,126,792       2,330,498          55,881         2,386,379
                                     ---------------------------------------------------------------------------------------------

Operating Income                         121,854         418,014         539,868          42,340         378,353           420,693

Interest and financing costs             130,954              --         130,954         280,869              --           280,869

Other (Income) Expenses                   (2,377)             --          (2,377)         (1,224)             --            (1,224)
                                     ---------------------------------------------------------------------------------------------

Income (loss) before income taxes         (6,723)        418,014         411,291        (237,305)        378,353           141,048

Income tax provision                      64,764         194,460         259,224          78,138         176,010           254,148
                                     ---------------------------------------------------------------------------------------------

Net (Loss) Income                        (71,487)        223,554         152,067        (315,443)        202,343          (113,100)

Less:Dividend attributable to
preferred stockholders                        --              --              --         110,964              --           110,964
                                     ---------------------------------------------------------------------------------------------

Net income (loss) income attributable
to common stockholders               $   (71,487)      $ 223,554     $   152,067     $  (426,407)      $ 202,343       $  (224,064)
                                     =============================================================================================

Loss per common share:

Net income (loss) per common share
(Basic)                              $     (0.00)                    $      0.00     $     (0.01)                      $     (0.00)
                                     ===========                     ===========================                       ===========
Net income (loss) per common share
(Diluted)                            $     (0.00)                    $      0.00     $     (0.01)                      $     (0.00)
                                     ===========                     ===========================                       ===========


Weighted average shares
outstanding (Basic)                   58,833,681                      58,833,681      65,667,564                        65,667,564
                                     ===========                     ===========================                       ===========
Weighted average shares
outstanding (Diluted)                 58,833,681                      60,202,835      65,667,564                        65,667,564
                                     ===========                     ===========================                       ===========

                                       Q3 2007                         Q3 2007                       December 31,
                                     As reported   Adjustments(1)(2) As restated        Q4 2007          2007
Net Sales                            $12,845,821                     $12,845,821     $14,745,158     $46,068,645

Cost of Sales                          9,254,338       $(456,336)      8,798,002      10,536,063      33,337,999
                                     ---------------------------------------------------------------------------

Gross Profit                           3,591,483         456,336       4,047,819       4,209,095      12,730,646

Cost and expenses                      2,617,134         112,921       2,730,055       3,651,393       9,894,619
                                     ---------------------------------------------------------------------------

Operating Income                         974,349         343,415       1,317,764         557,702       2,836,027

Interest and financing costs             478,920              --         478,920         687,634       1,578,377

Other (Income) Expenses                   26,074              --          26,074          (4,396)         18,077
                                     ---------------------------------------------------------------------------

Income (loss) before income taxes        469,355         343,415         812,770        (125,536)      1,239,573

Income tax provision                      46,761         159,757         206,518        (108,217)        611,673
                                     ---------------------------------------------------------------------------

Net (Loss) Income                        422,594         183,658         606,252         (17,319)        627,900

Less:Dividend attributable to
preferred stockholders                   136,578              --         136,578         146,500         394,042
                                     ---------------------------------------------------------------------------

Net income (loss) income attributable
to common stockholders               $   286,016       $ 183,658     $   469,674     $  (163,819)    $   233,858
                                     ===========================================================================

Loss per common share:

Net income (loss) per common share
(Basic)                              $      0.00                     $      0.01     $     (0.00)    $      0.00
                                     ===========                     ===========================================

Net income (loss) per common share
(Diluted)                            $      0.00                     $      0.01     $     (0.00)    $      0.00
                                     ===========                     ===========================================


Weighted average shares               67,838,959                      67,838,959      69,122,227      65,402,711
                                     ===========================================================================
outstanding (Basic)
Weighted average shares               70,734,615                      70,734,615      70,738,078      67,861,015
                                     ===========================================================================
outstanding (Diluted)

(1) The adjustments to Cost of Sales relates to the Company's determination to capitalize certain engineering costs initially expensed.

(2) The adjustments to costs and expenses relate to the amortization of amounts attributable to intangibles that have been specifically identified among the assets of Sigma and Welding Metallurgy that initially had been included in goodwill.

      As of June 30, 2007 and September 30, 2007, $3,720,000 and $2,434,225 was
reclassified from goodwill to intangibles, respectively, related to the completion of the allocation of purchase prices. There was no impact on cash flow for any of the periods.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AIR INDUSTRIES GROUP, INC.
Dated: April 14, 2008


                                    By: /s/ Peter D. Rettaliata
                                        ----------------------------------------
                                    Peter D. Rettaliata
                                    President and CEO
                                    (principal executive officer)


                                    By: /s/ Louis A. Giusto
                                        ----------------------------------------
                                    Louis A. Giusto
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 14, 2008 in the capacities indicated.

Signature                                         Capacity
---------                                         --------


/s/ James A. Brown
-----------------------
James A. Brown                      Chairman  of the Board


/s/ Louis A. Giusto
-----------------------
Louis A. Giusto                     Vice Chairman, Chief Financial Officer,
                                    Treasurer  and a Director


/s/ Peter D. Rettaliata
-----------------------
Peter D. Rettaliata                 President, CEO and a Director


/s/ Dario A. Peragallo
-----------------------
Dario A. Peragallo                  Executive Vice President and a Director


/s/ Seymour G. Siegel
-----------------------
Seymour G. Siegel                   Director


/s/ Ira A. Hunt Jr.
-----------------------
Ira A. Hunt Jr.                     Director


/s/ David  J. Buonanno
-----------------------
David  J. Buonanno                   Director