Form 10-K/A
period 2007-12-31
AIR INDUSTRIES GROUP, INC.
filed 2008-04-17
CIK 1009891

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to
___________________________

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

Registrant's telephone number, including area code: (631) 968-500

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

DOCUMENTS INCORPORATED BY REFERENCE

None

                                Explanatory Note

      This amendment is being filed to amend Item 14 to include Exhibits 23.1 and Exhibit 23.2 which are being filed with this amendment.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules.

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

21.1  Subsidiaries

23.1  Consent of Goldstein Golub & Kessler LLP*

23.2  Consent of McGladrey & Pullen, LLP*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

----------
* Filed with this amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIR INDUSTRIES GROUP, INC.
Dated: April 17, 2008

                                   By: /s/ Louis A. Giusto
                                      -----------------------
                                   Louis A. Giusto
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)