Form 10-Q
period 2008-03-31
AIR INDUSTRIES GROUP, INC.
filed 2008-05-19
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number 000-29245

                           Air Industries Group, Inc.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                        20-4458244
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                1479 N. Clinton Avenue Bay Shore, New York 11706
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 968-5000
                           ---------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer." "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|

Non-accelerated filer |_|                          Smaller reporting company |X|
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 13, 2008, the Registrant had outstanding 69,262,227 shares of common stock.

                           AIR INDUSTRIES GROUP, INC.

                                EXPLANATORY NOTE

The Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 was initially filed with the Securities and Exchange Commission ("SEC") on May 15, 2007 (the "Originally Filed 10-QSB"). During the fourth quarter of the year ended December 31, 2007 we made certain restatements to the condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations and cash flows for the three months then ended. This restatement was as a result of the Company's determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed. Accordingly, the development expenditures previously expensed are now capitalized and amortized in the condensed consolidated financial statements for the three months ended March 31, 2007, as restated. For a description of this restatement, see Note 2 to the accompanying Condensed Consolidated Financial Statements.

Also restated is Item 2 of Part I, Managements Discussion and Analysis of Financial Condition and Results of Operations, of the Originally Filed 10-QSB with respect to amounts that relate the items that have been restated. Except as expressly stated by reference to a later date, no other information in the Originally Filed 10-QSB has been restated to reflect events that have occurred at a later date.

                                      INDEX

PART I.      FINANCIAL INFORMATION

    ITEM 1.  Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheet as of March 31, 2008 (unaudited)
                   and December 31, 2007                                                                   1

                 Condensed Consolidated Statements of Operations for the three months ended
                   March 31, 2008 and 2007 (unaudited)                                                     2

                 Condensed Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2008 and 2007 (unaudited)                                                     3

                 Notes to Condensed Consolidated Financial Statements                                    4 - 10

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11 - 15

    ITEM 4T. Controls and Procedures                                                                       16

PART II.     OTHER INFORMATION

    ITEM 1A. Risk Factors                                                                                  17

    ITEM 4.  Submission of Matters to Vote of Security Holders                                             17

    ITEM 6   Exhibits                                                                                      17

SIGNATURES                                                                                                 19

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                           AIR INDUSTRIES GROUP, INC.
                      Condensed Consolidated Balance Sheet

                                                                                             March 31       December 31
                                                                                               2008             2007
                                                                                           ------------     ------------
                                                                                            (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                                        --               --
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $440,000 and $302,000                                     $  8,006,000     $  7,675,000
    Inventory                                                                                24,334,000       21,820,000
    Prepaid expenses and other current assets                                                   112,000          230,000
    Deposits                                                                                    834,000          905,000
                                                                                           ------------     ------------
           Total current assets                                                              33,286,000       30,630,000

Property and equipment, net                                                                   4,898,000        4,786,000
Intangible assets, net                                                                        5,755,000        5,877,000
Goodwill                                                                                      6,373,000        6,373,000
Capitalized engineering costs, net                                                            1,671,000        1,522,000
Deferred financing costs, net, deposits and other assets                                      1,541,000        1,102,000
                                                                                           ------------     ------------
           TOTAL ASSETS                                                                    $ 53,524,000     $ 50,290,000
                                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current portion of notes payable and capital lease obligations                         $ 18,841,000     $ 17,687,000
    Accounts payable and accrued expenses                                                     8,919,000        6,586,000
    Dividends payable                                                                           120,000          267,000
    Income taxes payable                                                                        371,000          391,000
                                                                                           ------------     ------------
           Total current liabilities                                                         28,251,000       24,931,000
Long term liabilities
    Notes payable and capital lease obligations - net of current portion                      3,867,000        4,219,000
    Deferred tax liability                                                                    1,884,000        1,879,000
    Deferred gain on sale of real estate                                                        665,000          675,000
    Deferred rent                                                                               277,000          230,000
                                                                                           ------------     ------------
           Total liabilities                                                                 34,944,000     $ 31,934,000

Commitments and contingencies

Stockholders' equity
   Preferred stock - par value, $0.001, 8,003,716 shares authorized                                  --               --
      Series A convertible preferred - $0.001 par value, 1,000 shares authorized no shares issued and outstanding at March 31, 2008 and December 31, 2007,
      respectively                                                                                   --               --
   Series B convertible preferred - $0.001 par value 2,000,000 shares authorized,
      845,554 and 829,098 shares issued and outstanding at March 31, 2008 and
      December 31, 2007; Liquidation value, $18,060,000                                           1,000            1,000
   Common stock - $0.001 par, 250,000,000 shares authorized, 69,262,227 shares
      69,122,227 shares issued and outstanding at March 31, 2008 and
      December 31, 2007, respectively                                                            69,000           69,000
    Additional paid-in capital                                                               18,981,000       18,744,000
    Accumulated deficit                                                                        (471,000)        (458,000)
                                                                                           ------------     ------------
           Total stockholders' equity                                                        18,580,000       18,356,000
                                                                                           ------------     ------------

           Total liabilities and stockholders' equity                                      $ 53,524,000     $ 50,290,000
                                                                                           ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31
                                                                  -----------------------------
                                                                      2008             2007
                                                                  ------------     ------------
                                                                                   (as restated)
Net sales                                                         $ 13,288,000     $  7,488,000

Cost of sales                                                        9,704,000        5,821,000
                                                                  ------------     ------------

Gross profit                                                         3,584,000        1,667,000

Operating costs and expenses:
    Selling and marketing                                              465,000           95,000
    General and administrative                                       2,756,000        1,032,000
                                                                  ------------     ------------
        Total operating costs                                        3,221,000        1,127,000

           Income from operations                                      363,000          540,000

    Interest and financing costs                                       392,000          131,000
    Other income, net                                                   (2,000)          (2,000)
                                                                  ------------     ------------

(Loss) income before income taxes                                      (27,000)         411,000

Benefit (provision) for income taxes                                    14,000         (259,000)
                                                                  ------------     ------------

Net (loss) income                                                      (13,000)         152,000

Less: Dividend attributable to preferred stockholders                  148,000               --
                                                                  ------------     ------------

Net (loss) income attributable to common stockholders             $   (161,000)    $    152,000
                                                                  ============     ============

(Loss) income per share (basic and diluted)                       $      (0.00)    $       0.00
                                                                  ============     ============

Weighted average shares outstanding (basic)                         69,250,000       58,334,000
                                                                  ============     ============

Weighted average shares outstanding (diluted)                       69,250,000       60,203,000
                                                                  ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                  -------------------------
                                                                                                     2008           2007
                                                                                                  ----------     ----------
                                                                                                                (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                                 $  (13,000)      $152,000
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Non-cash compensation expense                                                                   90,000        240,000
      Depreciation and amortization                                                                  611,000        197,000
      Deferred taxes                                                                                   5,000        (51,000)
      All other, net                                                                                  (2,000)        35,000
      Effect on cash of changes in operating assets and liabilities
        Accounts receivable                                                                         (331,000)       808,000
        Inventory                                                                                 (2,514,000)      (609,000)
        Prepaid expenses and other current assets                                                    118,000       (225,000)
        Deposits                                                                                      71,000       (596,000)
        Increase in deposits and other assets                                                       (493,000)            --
        Accounts payable and accrued expenses                                                      2,333,000        (66,000)
        Income taxes payable                                                                         (20,000)       310,000
        Deferred rent                                                                                 48,000         47,000
                                                                                                  ----------     ----------

           Net cash provided by (used in) operating activities                                       (98,000)       242,000
                                                                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalized engineering costs                                                                   (234,000)      (418,000)
    Purchase of property and equipment                                                              (296,000)            --
    Cash paid for deposit on leasehold improvements                                                       --        (47,000)
                                                                                                  ----------     ----------

           Net cash used in investing activities                                                    (530,000)      (465,000)
                                                                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable and capital lease obligations, net                                   (335,000)      (102,000)
    Proceeds from notes payable-revolver                                                             962,000        325,000
                                                                                                  ----------     ----------

           Net cash provided by financing activities                                                 627,000        223,000
                                                                                                  ----------     ----------

Net increase in cash and cash equivalents                                                                 --             --
Cash and cash equivalents at the beginning of period                                                      --             --

Cash and cash equivalents at the end of period                                                            --             --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                                      $  388,000     $  127,000
                                                                                                  ==========     ==========
    Cash paid during the period for taxes                                                         $       --     $       --
                                                                                                  ==========     ==========
    Dividend paid in stock                                                                        $  147,000     $       --
                                                                                                  ==========     ==========
    Property and equipment acquired under capital leases                                          $  159,000     $       --
                                                                                                  ==========     ==========
    Notes payable and accrued interest converted to common stock                                  $       --     $  720,000
                                                                                                  ==========     ==========

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
              Notes to Condensed Consolidated Financial Statements

Note 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Air Industries Group, Inc. ("AIRI") and its wholly owned subsidiaries Air Industries Machining Corporation ("AIM"), Sigma Metals, Inc. ("Sigma") and Welding Metallurgy, Inc. ("Welding"), (collectively, the "Company") as of March 31, 2008. These condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

      The amounts in the accompanying condensed consolidated financial statements have been rounded to the nearest thousand dollars. Certain reclassifications have been made to prior period presentation to conform to the current year presentation.

Note 2. RESTATEMENT

      In the fourth quarter of 2007, the Company determined to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 that were previously expensed. The table set forth below shows adjustments to the results previously reported by the Company on Form 10-QSB for the three months ended March 31, 2007. The effect of this changes a net loss of ($72,000) to net income of $152,000 as follows:

                                                                     Q1 2007                           Q1 2007
                                                                    as filed        Adjustment       As Adjusted
                                                                  ------------     ------------     ------------
Net sales                                                         $  7,488,000     $         --     $  7,488,000
Cost of sales                                                        6,239,000         (418,000)       5,821,000
                                                                  ------------     ------------     ------------
Gross profit                                                         1,249,000          418,000        1,667,000
Cost and expenses                                                    1,127,000               --        1,127,000
                                                                  ------------     ------------     ------------
Operating income (loss)                                                122,000          418,000          540,000
Interest and financing  costs                                          131,000               --          131,000
Other (income) expenses                                                 (2,000)              --           (2,000)
                                                                  ------------     ------------     ------------
Income before income taxes                                              (7,000)         418,000          411,000
Income tax provision                                                    65,000          194,000          259,000
                                                                  ------------     ------------     ------------
Net income (loss)                                                      (72,000)         224,000          152,000
Less:  Dividend attributable to preferred stockholders                      --               --               --
                                                                  ------------     ------------     ------------
Net income (loss) attributable to common stockholders             $    (72,000)    $    224,000     $    152,000
                                                                  ============     ============     ============
Net income (loss) per common share:
Net income (loss) per common share (Basic  and Diluted)           $      (0.00)                     $       0.00
                                                                  ============                      ============
Weighted average shares outstanding (Basic)                         58,834,000                        58,834,000
                                                                  ============                      ============
Weighted average shares outstanding (Diluted)                       58,834,000                        60,203,000
                                                                  ============                      ============

Additionally, this change resulted in a restatement of the Condensed Consolidated Statement of Cash Flows in that cash flows from operations and from investing activities changed as follows:

                                                  Cash flow from
                                            ------------------------
                                            Operations     Investing
                                            ----------     ---------
        As reported                         $(176,000)     $ (47,000)
        Capitalized engineering costs         418,000       (418,000)
                                            ------------------------
        As restated                         $ 242,000      $(465,000)
                                            ------------------------

Note 3. ACQUISITIONS

      On April 16, 2007, we acquired all of the issued and outstanding capital stock of Sigma, pursuant to a Stock Purchase Agreement, dated January 2, 2007, in exchange for approximately $4,061,000 in cash, promissory notes in the aggregate principal amount of approximately $1,497,000, and 7,416,082 shares of our Common Stock which were valued at an aggregate of approximately $1,957,000. Costs associated with this acquisition amounted to approximately $281,000. Sigma is a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified metals. Sigma's products are sold to both aerospace/defense contractors as well as commercial accounts throughout the U.S. and numerous international markets. Customers include the world's largest aircraft manufacturers, subcontractors, original equipment manufacturers and various government agencies.

      On August 24, 2007, we acquired all of the issued and outstanding capital stock of Welding pursuant to a Stock Purchase Agreement, dated as of March 9, 2007, as amended, in exchange for $3,500,000 in cash, a promissory note in the principal amount of $2,000,000 (this note was originally recorded at $1,860,000 to reflect the fact that no interest accrues for the first year, see Note 5) and 2,035,529 shares of our Common Stock which were valued at an aggregate of approximately $567,000. One-half of these shares are held in escrow as secondary collateral for representations and warranties pursuant to the Stock Purchase Agreement. In addition, the Company is obligated to pay an additional $190,000 representing an adjustment to reflect additional working capital acquired in excess of targeted working capital pursuant to the Stock Purchase Agreement. This amount, $190,000, is to be paid monthly commencing in March 2008 together with interest at 7% from November 1, 2007. Costs associated with this acquisition amounted to approximately $206,000. Welding is a specialty welding and products provider whose significant relationships include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers.

      In accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the acquisitions of Sigma and Welding were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141 based on studies and appraisals of their relative fair values. Results of operations include the results of Sigma beginning on April 17, 2007 and of Welding beginning on August 27, 2007. As such, the operations of Sigma and Welding are included in operations for the entire three month period ended March 31, 2008, but not for any portion of the three month period ended March 31, 2007.

      The following summary shows the unaudited pro-forma results of operations for the three months ended March 31, 2007 assuming that the Company had purchased both Sigma and Welding as of January 1, 2007. This information gives effect to the increased interest and financing costs and the amortization of fair value adjustments (principally for amortization of identified intangibles) and a provision for income taxes. This summary may not be indicative of what the actual results of operations would have been had the purchase occurred at the beginning of the period shown.

                                                     Three months
                                                        ended
                                                       March 31,
                                                         2007
                                                    ------------
       Net sales                                    $ 14,172,000
       Income from operations                       $  1,050,000
       Net income                                   $    250,000
       Net income per share                         $      (0.00)

Note 4.  INVENTORY

The components of inventory consisted of the following:

                                      March 31,    December 31,
                                        2008           2007
                                    -----------    -----------
                                    (unaudited)
      Raw materials                 $ 9,745,000    $ 9,051,000
      Work in progress                9,794,000      7,755,000
      Finished goods                  4,795,000      5,014,000
                                    -----------    -----------
                total               $24,334,000    $21,820,000
                                    ===========    ===========

      Inventories for Sigma and Welding are computed based on a "gross profit" method in the first and third quarters and are adjusted to physical inventories in June and December. As such, the table of raw materials, work in progress and finished goods is estimated with respect to the approximately $5,300,000 of inventory at these two subsidiaries.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company's notes payable and capital lease obligations consist of the following:

                                                                                             March 31,
                                                                                               2008          December 31,
                                                                                            (unaudited)          2007
                                                                                            ------------     ------------
      Revolving credit notes payable to PNC Bank N.A. ("PNC") and secured by
           substantially all assets                                                         $ 12,295,000     $ 11,333,000
      Term loan, subject to acceleration, secured                                              4,500,000        4,500,000
      Notes payable to sellers of acquired businesses                                          3,746,000        3,939,000
      Capital lease obligations                                                                1,553,000        1,479,000
      Other notes payable to PNC, secured                                                        614,000          656,000
                                                                                            ------------     ------------
            Subtotal                                                                          22,708,000       21,907,000
      Less: Current portion of notes and capital lease obligations                           (18,841,000)     (17,687,000)
                                                                                            ------------     ------------
      Notes payable and capital lease obligations, net of current portion                   $  3,867,000     $  4,219,000
                                                                                            ============     ============

      Revolving credit and other notes payable to PNC -

      In November 2005, the Company executed a credit facility with PNC calling for, as amended, maximum borrowings consisting of (i) $14,000,000 in revolving loans pursuant to a borrowing base formula, (ii) $3,500,000 in term loans and
(iii) $1,500,000 in equipment financing loans. Borrowings under the credit facility are secured by all of the assets of the Company and its subsidiaries. At March 31, 2008 and December 31, 2007, borrowings under the term loans were approximately $203,000 and $245,000, respectively, and borrowings under the equipment loans were approximately $411,000 and $411,000, respectively. The revolving loans and equipment loans mature on November 30, 2009 and the term loan matures in October 2009. Each day, our cash collections (except for Welding) are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. As such, we generally have negative cash representing checks written but not yet cleared, which is included with accounts payable in the accompanying condensed consolidated financial statements. Because the revolving notes contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, they are classified with current portion of notes and capital lease obligations payable.

      The revolving loans bear interest, at the option of the Company, at a rate that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. As of March 31, 2008 and December 31, 2007 the revolving loans had an interest rate of 5.5% and 7.75%, respectively.

      The term loan and the equipment loan bear interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %.

      Term loan, subject to acceleration, secured -

      In connection with the acquisition of Welding, Steel City Capital Funding LLC ("SCCF") provided a Term Loan to the Company of $4,500,000. The Term Loan, although payable on August 24, 2010, is classified as current because it contains a subjective acceleration clause that permits SCCF to demand immediate repayment. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced from time to time. In addition, to secure the obligations due SCCF, we pledged to SCCF the capital stock of AIM, Sigma, and Welding and each of such entities granted to SCCF a security interest in all of their assets. The interest rate on the outstanding indebtedness under the Term Loan was approximately 11.25% during the three months ended March 31, 2008.

      Notes payable, sellers -

      Notes payable, sellers includes the following:

                                                                      March 31,
                                                                        2008         December 31,
                                                                     (unaudited)         2007
                                                                     -----------     -----------
      Note payable to former AIM shareholder                         $   577,000     $   625,000
      Note payable to former Sigma shareholders                        1,086,000       1,216,000
      Note payable to former Welding shareholders                      2,000,000       2,000,000
      Additional purchase price payable to Welding shareholders          141,000         190,000
                                                                     -----------     -----------
           Total                                                       3,804,000       4,031,000
      Less: discount for imputed interest on Welding notes               (58,000)        (92,000)
                                                                     -----------     -----------
      Notes payable to former shareholders                           $ 3,746,000     $ 3,939,000
                                                                     ===========     ===========

      Notes payable to former AIM shareholder - The remaining $577,000 principal amount of the note, originally issued in November 2005, matures on September 30, 2010, is subordinated to all of the debt payable to PNC and SCCF and is payable in twenty consecutive calendar quarters of equal installments of $48,100 of principal plus accrued interest commencing on December 31, 2005. The interest rate on this note is equal to Prime Rate plus 0.5% per annum (5.75% and 7.75% at March 31, 2008 and December 31, 2007, respectively). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum as of December 31, 2007.

      Notes payable to former Sigma shareholders - In connection with the acquisition of Sigma, the Company incurred notes payable obligations to the former shareholders of Sigma in the aggregate principal amount of approximately $1,497,000. The remaining principal balance, at March 31, 2008 and December 31, 2007, of approximately $1,086,000 and $1,216,000, is payable in equal monthly installments, after the prepayment described below, of $33,563 of principal plus interest at 7% per annum through 2010. In April 2008, approximately $247,000 was prepaid on the notes due the former shareholders. These notes are subordinated to all of the Company's debt to PNC and SCCF.

      Notes payable to former Welding shareholders - In connection with the acquisition of Welding, the Company incurred a note payable to the former shareholders of Welding in the aggregate principal amount of $2,000,000, which bears no interest until August 24, 2008, and bears interest thereafter at 7% per annum.

      To reflect the fact that this note does not bear interest for the first year, the Company has reflected the value of the note in its balance sheet at its estimated fair value of approximately $1,942,000 and $1,907,000 at March 31, 2008 and December 31, 2007, respectively. The Company expenses the imputed interest on a monthly basis and increases the value of the note, ultimately, to its face value of $2,000,000. This note was originally recorded at the discounted value of $1,860,000 and resulted in a non cash interest charge. The indebtedness evidenced by this note is subordinated to the Company's indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of $125,000, plus accrued interest commencing on November 30, 2008 and continuing through August 31, 2011.

      Additional purchase price payable to former Welding shareholders - As a result of a post-closing working capital adjustment calculation required under the stock purchase agreement with the former Welding shareholders, the Company is obligated pay an additional purchase price of approximately $190,000 to the former owners. This is to be paid in four monthly installments of $47,494, plus accrued interest at 7% per annum, which commenced in March 2008.

      Capital lease obligations -

      The Company is committed under several capital leases for manufacturing and computer equipment calling for payments through 2012. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled approximately $1,553,000 and $1,479,000 as of March 31, 2008 and December 31, 2007, respectively.

Note 6. STOCKHOLDERS EQUITY

Increase to authorized common stock and approval of reverse stock split

      At a Special Meeting of Stockholders on April 3, 2008, the stockholders approved an amendment to the certificate of incorporation increasing to 250,000,000 the number of shares of common stock the Company is authorized to issue. In addition, the stockholders authorized the Board of Directors to effect, at its discretion at any time not later than December 31, 2008, if at all, a reverse stock split of common stock at a ratio within the range from one-for-ten to one-for-thirty, with the ratio and timing to be selected and implemented by the Board. The reverse stock split is part of a plan intended to enable the Company to obtain a listing for common stock on a national securities exchange. If the reverse stock split is effected, the number of authorized shares of common stock would be reduced to 125,000,000 shares.

      The effect of the increase in the authorized common stock to 250,000,000 has been given retroactive effect in the accompanying consolidated condensed balance sheet at March 31, 2008.

Issuance of Series B Preferred Stock

      To finance the acquisition of Sigma and provide us with additional working capital, in April and May of 2007 we completed a private placement of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000.

      The Company issued to Taglich Brothers, Inc. placement agent for the private offering of the Company's Series B Convertible Preferred Stock: (i) a sales commission of approximately $642,000 or 8% of the gross proceeds of the offering, (ii) $25,000 as reimbursement of its out-of-pocket expenses incurred in connection with offering and (iii) warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature. These warrants were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital resulting from the offering. The preferred stock contains a 7% cumulative dividend which amounted to approximately $148,000 for the three months ended March 31, 2008.

      In January 2008, the Company issued 16,456 shares of its Series B preferred stock in payment of $146,500 of dividends that had been declared at December 31, 2007. Series B preferred stock outstanding at March 31, 2008 is convertible into 30,439,944 shares of common stock.

      On April 1, 2008, the Company declared a dividend on its series B convertible preferred stock, payable in 19,825 shares of series B convertible preferred stock.

Note 7. SHARE-BASED COMPENSATION ARRANGEMENTS

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R) (revised
2004), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2008 and 2007, options to purchase 25,000 and 2,280,000, shares, respectively were granted.

      Certain of the Company's stock options contain features which include variability in grant prices. A portion of the currently issued stock options will be exercisable based on average trading prices of the Company's common stock at the end of a given future period. Due to this variable feature, these stock options are not deemed to be granted for purposes of applying SFAS 123(R) and accordingly, their fair value is calculated and expensed in the period that the price is known.

      At March 31, 2008 and 2007, options to purchase 3,147,998 and 2,463,333 common shares are vested and exercisable, respectively. The weighted average exercise price of exercisable options at March 31, 2008 was $0.32 per share.

      During the three months ended March 31, 2008, the Company issued 140,000 shares of its common stock to key employees under the 2005 Stock Incentive Plan. The compensation expense, measured at the closing price on the date of grant, approximately $34,000, was charged to expense in the three months ended March 31, 2008 as there is no future service period or vesting required.

      On April 11, 2008, the Company granted each of its four non-management directors an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 exercisable immediately for five years. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1,440,000 options in the aggregate, will be exercisable at a per share price of $0.225. Any compensation effects from these transactions will be recorded in the three months ending June 30, 2008

      Warrants to acquire 125,000 shares with a grant date of March 16, 2007 were issued to a consulting firm. These warrants are exercisable at a per share price of $0.28 the average closing price of the Company's common stock for the 20 days preceding the date of grant, and have a cashless exercise feature and vested on the grant date. The warrants were valued using the Black-Scholes model and the Company recorded a one time expense of approximately $26,000 in its consolidated statement of operations for the quarter ended March 31, 2007.

Note 8. CONVERSION OF NOTES PAYABLE

      On January 26, 2007, two executive officers exercised their right to convert approximately $665,000 principal amount of the Company's notes plus accrued interest of approximately $55,000 into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share.

Note 9. SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

      One customer accounted for approximately 40% and 65% of net sales for the three months ended March 31, 2008 and 2007, respectively. Amounts receivable from this customer at March 31, 2008 are approximately $992,000.

      For the three months ended March 31, 2007, the Company operated in one business segment. As a result of the acquisitions made in April 2007 of Sigma and in August 2007 of Welding, the Company now operates in three segments. Financial information about the Company's operating segments for the three months ended March 31, 2008 and 2007 as required under Statement of Financial Accounting Standard 131 is as follows:

                                        Three months ended March 31, (unaudited)
                                        ----------------------------------------
                                                       2008            2007
                                                       ----            ----
                                                                   (as restated)
AIM:
           Net sales                                 8,604,000       7,488,000
           Gross profit                              2,394,000       1,667,000
           Pre tax income                            1,185,000         411,000
           Assets                                   31,954,000      25,180,000
Sigma:
           Net sales                                 4,039,000              --
           Gross profit                                907,000              --
           Pre tax income                               (5,000)             --
           Assets                                   12,832,000              --
Welding:
           Net sales                                   645,000              --
           Gross profit                                283,000              --
           Pre tax income                             (127,000)             --
           Assets                                    8,348,000              --
Corporate:
           Net sales                                        --              --
           Gross profit                                     --              --
           Pre tax income                           (1,080,000)       (593,000)
           Assets                                   21,777,000       7,976,000
Consolidated:
           Net sales                                13,288,000       7,488,000
           Gross profit                              3,584,000       1,667,000
           Pre tax (loss) income                       (27,000)        411,000
           Benefit (provision) for taxes                14,000        (259,000)
           Net (loss) income                           (13,000)        152,000
           Elimination of assets                   (21,387,000)     (7,402,000)
           Assets                                   53,524,000      25,754,000

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion of our results of operations, liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this report and in our Form 10-K for the year ended December 31, 2007.

              Cautionary Note Regarding Forward-Looking Statements

      Our disclosure and analysis in this report contains forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

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

      As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect new information or events or changes in circumstances or changes in expectations or the occurrence of anticipated events or otherwise.

      You are advised, however, to consult any additional disclosures we make in our Forms 10-K, Forms 10-Q and Forms 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under Part II, Item 1A. Risk Factors in this report. These are some of the known factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here, including unknown factors, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Restatement of March 31, 2007 Condensed Statements of Operations and Cash Flows

      As discussed in the Explanatory Note at the beginning of this report the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 was initially filed with the Securities and Exchange Commission ("SEC") on May 15, 2007 (the "Originally Filed 10-QSB"). During the fourth quarter of the year ended December 31, 2007 we made certain restatements to the condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations and cash flows for the three months then ended. This restatement was as a result of the Company's determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed. Accordingly, the development expenditures previously expensed are now capitalized and amortized in the condensed consolidated financial statements for the three months ended March 31, 2007, as restated. For a description of this restatement, see Note 2 to the accompanying Condensed Consolidated Financial Statements.

General

      We manufacture aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During 2007, approximately 85% of our revenues were principally derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constituted a minor portion of our revenues. We have evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. We currently produce over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, rocket launching systems, arresting gear, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      We are engaged in an ongoing effort to position ourselves to win several large, long-term higher margin contracts. During 2007, and continuing in the first quarter of 2008, we devoted substantial funds (approximately $1.5 million in 2007 and $250 thousand in 2008) to engineering costs and manpower in an effort to participate in several significant projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies.

      As a result of acquisitions we completed in the second and third quarters of fiscal 2007 as part of our plan to capitalize on our relationships in the aerospace industry, we have also become a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified materials sourced from suppliers throughout the world, and a provider of specialty welding services and metal products. Our metals products are sold throughout the world to prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and various subcontractors to aerospace manufacturers. Our welding services and products are provided to similar customers in the United States.

      We became a public company in 2005 in a transaction in which Ashlin Development Corp., an existing publicly traded company, merged with Gales Industries, Incorporated ("Gales") and Gales acquired all of the outstanding shares of Air Industries Machining Corp. ("AIM"). The result of this reverse merger transaction is that AIM's business became the principal business of the surviving public company. In connection with the acquisition of AIM in this transaction, we incurred notes payable obligations to three AIM shareholders in the aggregate principal amount of approximately $1.6 million. In January 2007, approximately $665 thousand of such debt that was in the form of convertible promissory notes, payable to executive officers of the Company, together with accrued interest thereon, was converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share. The remaining principal amount, $673,400, is payable in equal quarterly installments of $48,100 principal, plus interest as discussed in Note 5 to the condensed consolidated financial statements.

Results of Operations

      We completed the acquisition of our metals distribution operations (Sigma) on April 16, 2007, and the acquisition of our welding operations (Welding) on August 26, 2007, consequently, the results of operations of such acquired businesses have been included with our operations since April 17, 2007 (Sigma) and August 27, 2007 (Welding). Neither of these businesses was owned by the Company in the three months ended March 31, 2007.

      At our core AIM business, our 18 month backlog of orders ("backlog") increased by approximately $6.7 million (14%) to approximately $55.3 million at March 31, 2008 from backlog of approximately $48.6 million at December 31, 2007. Backlog at March 31, 2008 reflects an approximately $21.7 million (65%) increase from backlog of approximately $33.6 million at March 31, 2007. These amounts only reflect our core AIM business.

      We began delivering the first articles for the JSF program during December 2006, and we expect to finish with deliveries for the CV version in October 2008. The first article for A380 assemblies will commence in June of 2008. While our backlog grew significantly during the first quarter, the growth did not include potential sales from several new business opportunities. These include the CH53K program, where we have submitted proposals for gear housing assemblies and throttle quadrants. Firm orders have not yet been awarded.

      We are continuing our efforts to acquire the Blair companies. This includes the performance of due diligence and seeking to secure appropriate financing to consummate the acquisition. In addition, it is likely that we will seek additional capital so as to either retire or refinance certain debt obligations that come due in 2008.

      Three months ended March 31, 2008 compared with three months ended March 31, 2007 (as restated)

      Net sales for the three months ended March 31, 2008 increased by approximately $5.8 million (77%) over the three months ended March 31, 2007 as a result of a $1.1 million (15%) increase in our core AIM business plus the addition of approximately $4.7 million from the acquired Sigma and Welding businesses as shown below:

                                    Three months ended March 31,
        Net sales              2008           2007         Increase      %
        ------------       -----------    -----------    -----------------
        AIM                $ 8,604,000    $ 7,488,000    $ 1,116,000    15%
        Sigma                4,039,000              0      4,039,000    na
        Welding                645,000              0        645,000    na
                           -----------    -----------    -----------------
        Consolidated       $13,288,000    $ 7,488,000    $ 5,800,000    77%
                           -----------    -----------    -----------------

      The increase in our AIM business reflects increased shipments compared to the three months ended March 31, 2007. We continue to see growth in customer demand as our 18 month backlog at our AIM business grew to approximately $55.3 million at March 31, 2008 compared to approximately $33.6 million at March 31, 2007. Net sales at Sigma and Welding contributed $4.0 million and $0.6 million in net sales in the three months ended March 31, 2008.

      One customer accounted for approximately 40% and 65% of net sales for the three months ended March 31, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at March 31, 2008 are approximately $992,000.

      Gross profit for the three months ended March 31, 2008 increased by approximately $1.9 million (115%) over the three months ended March 31, 2007 as a result of a $0.7 million (44%) increase in our core AIM business plus the addition of approximately $1.2 million of gross profit contribution from the acquired Sigma and Welding businesses as shown below:

        Gross profit         2008          2007        Increase    %
        ------------      ----------    ----------    ---------------
        AIM               $2,394,000    $1,667,000    $  727,000   44%
        Sigma                907,000             0       907,000   na
        Welding              283,000             0       283,000   na
                          ----------    ----------    ---------------
        Consolidated      $3,584,000    $1,667,000    $1,917,000  115%
                          ----------    ----------    ---------------

      The principal reason for the increase in the gross profit in our core Aim business was the improvement in capturing costs which resulted in approximately $0.6 million of certain payroll costs being reclassified to general and administrative expense in the three months ended March 31, 2008. Gross profit also increased at AIM due to higher volume.

      At the acquired Sigma and Welding operations, gross profit percentages were approximately 23% and 46%, respectively in the three months ended March 31, 2008.

      As a result of the factors discussed above, consolidated gross margin rose to 28% in the three months ended March 31, 2008 compared to 22% in the three months ended March 31, 2007.

      Operating costs increased by $2.1 million (186%) to $3.2 million in the three months ended March 31, 2008 compared to $1.1 million in the three months ended March 31, 2007. The principal components of the $2.1 million increase include the following:
      - Approximately $1.1 million of operating costs at Sigma and Welding, including non-cash charges of approximately $0.2 million; we did not own Sigma and Welding in the three months ended March 31, 2007
      - Approximately $0.6 million of costs at our core AIM operation which were reclassified as general and administrative in the three months ended March 31, 2008 but had been classified in cost of goods sold in the three months ended March 31, 2007 and
      - Approximately $0.3 in higher accounting, legal and consulting fees associated with the additional complexities associated with integrating our newly acquired Sigma and Welding operations into our reporting and accounting.

      During the three months ended March 31, 2008 our Sigma and Welding operations moved to a common facility which move had a slight negative effect on their operations during the period.

      As a result of the above factors, income from operations decreased by approximately $177 thousand (33%) to approximately $363 thousand in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

      Interest and financing costs consist of interest paid and accrued as well as amortization of debt discount resulting from recording debt obligations at fair value. Interest and financing costs increased by approximately $261 thousand (200%) to approximately $392 thousand in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The principal reason for the increase is the higher debt levels (approximately $13 million, see Liquidity) associated with our acquisitions of Sigma and Welding in the second and third quarters of 2007. This increase was partially offset by lower interest rates on our bank and term debt where the interest rate declined to approximately 5.5% at March 31, 2008 compared to approximately 7.5% at March 31, 2007. Should the trend of lower interest rates continue, it would have a positive impact our interest expense as compared to 2007.

      The benefit from income taxes was approximately 48% of the loss before taxes in the three months ended March 31, 2008 compared to a provision of approximately 63% of income before taxes in the three months ended March 31, 2007.

      As a result of the factors described above, net income changed by $165 thousand to a net loss of approximately $13,000 in the three months ended March 31, 2008 compared to net income of approximately $152,000 in the three months ended March 31, 2007.

      In April and May of 2007, we issued shares of our Series B Preferred Stock. The dividend attributable to our Series B Preferred Stock during the three months ended March 31, 2008 increased our net loss attributable to common stockholders for the quarter by approximately $148,000 to a loss of $161,000.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      Our measures of liquidity include the following:

                                   March 31,    December 31,
                                     2008           2007          Change
                                 -----------    -----------    -----------
                                 (unaudited)
      Cash                       $        --    $        --    $        --
      Working capital            $ 5,035,000    $ 5,699,000    $  (664,000)
      Revolving loan balance     $12,295,000    $11,333,000    $   962,000

      The credit facility with PNC requires that all of our cash (except at Welding) be swept on a daily basis to our loan accounts. Therefore, at any point in time our book cash balances are negative (and included in accounts payable in the accompanying condensed consolidated financial statements) representing zero cash at PNC bank less outstanding un-cleared checks. The revolving loan portion of the credit facility with PNC is for a maximum of $14,000,000 subject to periodic calculations of availability under a borrowing base calculation. Because of the nature of the revolving loan, it is classified with current liabilities in determining working capital.

      The increase in borrowings under the revolving loan (approximately $0.96 million), as well as an approximately $2.3 million increase in accounts payable and accrued expenses, was utilized to increase inventories by approximately $2.5 million, increase accounts receivable by approximately $0.5 million and increase property and equipment and capitalized engineering costs by a combined approximately $0.5 million. The increase in inventories (11.5%) results from the increased volume of business in the quarter compared to the prior year as well as a 14% increase in our backlog since December 31, 2007.

      During 2007, and continuing in the first quarter of 2008, we devoted substantial funds (approximately $1.5 million in 2007 and $250 thousand in 2008) to engineering costs and manpower as part of an ongoing effort to participate in several significant long-term, higher margin projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies in the future.

      During the year ended December 31, 2007, we added the following financing to the Company in order to support our acquisitions of Sigma and Welding

                                                                    Dividend or
                                                                   Interest Rate
                                                                    At March 31,
                                                        Amount         2008
                                                     -----------   -------------
   Sigma, seller notes                               $ 1,497,000        7%
   Welding, seller notes net of discount               1,860,000        7%
   Welding, working capital adjustment                   190,000        7%
   Welding, Term notes to SCCF                         4,500,000      11.25%
   Increases to the PNC revolving line of credit       5,000,000       5.5%
                                                     -----------
      subtotal, debt financings                      $13,047,000
   Series B Convertible Preferred Stock                8,023,000        8%
                                                     -----------
      Total, financings for acquisitions             $21,070,000
                                                     ===========

      In April 2008, we prepaid approximately $0.25 million of the Sigma seller notes. As a result of the increased debt, interest expense has risen to approximately $0.4 million in the three months ended March 31, 2008 compared to approximately $0.13 million in the three months ended March 31, 2007.

      A summary of our contractual obligations as of March 31, 2008 is included in the table below:

                                                                                      Payments Due By Period
                                                             -----------------------------------------------------------------------
                                                                             Less than                                    More than
Contractual Obligations                                         Total         1 Year*       1-3 Years      3-5 Years       5 Years
---------------------------------------------------------    -----------    -----------    -----------    -----------    -----------
Long-term debt and capitalized lease obligations ........    $22,708,000    $18,841,000    $ 3,867,000    $        --    $        --
Operating lease obligations .............................     18,500,000      1,060,000      3,300,000      3,500,000     10,640,000
                                                             -----------    -----------    -----------    -----------    -----------
TOTAL ...................................................    $41,208,000    $19,901,000    $ 7,167,000    $ 3,500,000    $10,640,000
                                                             ===========    ===========    ===========    ===========    ===========

* Includes revolving and term loans that are due in 2010 but the instrument has a "subjective acceleration clause" that permits the lender to demand payment at any time (see Note 5 to condensed consolidated financial statements).

      The Company raised approximately $8 million in preferred equity in April 2007. The security carries an 8% interest rate, payable in cash or in kind. The Company has, to date, elected to pay the dividend in kind in consideration of its overall liquidity position and needs.

      We are continuing our efforts to acquire the Blair companies. This includes the performance of due diligence and seeking to secure appropriate financing to consummate the acquisition. In addition, it is likely that we will seek additional capital so as to either retire or refinance certain debt obligations that come due in 2008.

Item 4T. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting. We determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2007, in that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries and that we had insufficient staffing in our accounting department. To remediate these weaknesses, subsequent to March 31, 2008 we (a) increased the attention to the reporting of our operating subsidiaries (b) recruited an additional member of the Controller's group and (c) retained a financial reporting consultant to assist us in the timely preparation of our filings under the Exchange Act. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

                                     PART II

                                OTHER INFORMATION

Item 1A. Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2007 (the "2007 Form 10-K"), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our condensed consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

      In the three months ended March 31, 2008, there were no material changes from the risk factors previously disclosed in our 2007 Form 10-K, except that we are continuing in our efforts to acquire the Blair Companies, including the performance of due diligence and seeking to obtain the financing necessary to complete the acquisition of these companies. In addition, it is likely that we will need to refinance or satisfy with the proceeds from the sale of equity certain debt obligations coming due in 2008, including $500,000 payable to the former shareholders of Welding in August 2008. There can be no assurance that we will be successful in our efforts to obtain the financing necessary to acquire the Blair Companies or to refinance our debt obligations as they mature or, if such financing can be obtained, that the terms will be favorable to the Company.

      If any of the events described in the portions of this report or our 2007 Form 10-K referred to above actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

Item 4. Submission of Matters to Security Holders

      At the Company's Special Meeting of Stockholders on April 3, 2008, our stockholders approved the following proposals:

      1. To grant to our Board of Directors discretionary authority to amend our certificate of incorporation, as amended, to effect a reverse split of our common stock at a ratio within the range from one-for-ten to one-for-thirty at any time prior to December 31, 2008, with the ratio and timing to be selected and implemented by the Board in its sole discretion, if at all.

                        FOR:             60,482,180    60.75%
                        AGAINST:          4,829,652     4.85%
                        ABSTAIN:          2,286,945     2.30%

      2. To approve an amendment to our certificate of incorporation, as amended, that would increase the number of our authorized shares of common stock, $0.001 par value, from 120,055,746 shares to 250,000,000 shares.

                        FOR:             59,210,453     9.47%
                        AGAINST:          5,790,192     5.82%
                        ABSTAIN:          2,598,132     2.61%

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

Dated: May 16, 2008

                                      AIR INDUSTRIES GROUP INC.


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