Form 10-Q
period 2008-06-30
AIR INDUSTRIES GROUP, INC.
filed 2008-08-19
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2008

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

As of August 8, 2008, the Registrant had outstanding 70,445,513 shares of common stock.

                           AIR INDUSTRIES GROUP, INC.

                                EXPLANATORY NOTE

The Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2007 was initially filed with the Securities and Exchange Commission ("SEC") on August 14, 2007 (the "Originally Filed 10-QSB"). During the fourth quarter of the year ended December 31, 2007 we made certain restatements to the condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of operations and cash flows for the three and six months then ended. This restatement was as a result of the Company's (a) determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and (b) completion of the allocation of the purchase price paid for Sigma Metals among certain intangible assets of that company that initially had been allocated to goodwill. Accordingly, the development expenditures previously expensed are now capitalized and amortized, and the identified intangible assets are being amortized, in the condensed consolidated financial statements for the three and six months ended June 30, 2007, as restated. For a description of this restatement, see Note 2 to the accompanying Condensed Consolidated Financial Statements.

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

                                      INDEX

PART I.      FINANCIAL INFORMATION

    ITEM 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheet as of June 30, 2008 (unaudited)
                      and December 31, 2007                                                             1

                  Condensed Consolidated Statements of Operations for the three and
                      six months ended June 30, 2008 and 2007, as restated, (unaudited)                 2

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2008 and 2007, as restated, (unaudited)                                  3

                  Notes to Condensed Consolidated Financial Statements                                4 - 13

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   14 - 21

    ITEM 4T. Controls and Procedures                                                                    21

PART II.     OTHER INFORMATION

    ITEM 1A. Risk Factors                                                                               22

    ITEM 6   Exhibits                                                                                   23

SIGNATURES                                                                                              24

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                           AIR INDUSTRIES GROUP, INC.
                      Condensed Consolidated Balance Sheet

                                                                                        June 30        December 31
                                                                                          2008             2007
                                                                                     ------------     ------------
                                                                                      (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                                  --               --
    Accounts receivable, net of allowance for doubtful
      accounts of approximately $134,000 and $302,000                                $  7,873,000     $  7,675,000
    Inventory                                                                          24,981,000       21,820,000
    Prepaid expenses and other current assets                                             177,000          230,000
    Deposits                                                                              728,000          905,000
                                                                                     ------------     ------------
           Total current assets                                                        33,759,000       30,630,000

Property and equipment, net                                                             5,082,000        4,786,000
Intangible assets, net                                                                  5,632,000        5,877,000
Goodwill                                                                                6,373,000        6,373,000
Capitalized engineering costs, net                                                      1,989,000        1,522,000
Deferred financing costs, net, deposits and other assets                                1,683,000        1,102,000
                                                                                     ------------     ------------
           TOTAL ASSETS                                                              $ 54,518,000     $ 50,290,000
                                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current portion of notes payable and capital lease obligations                   $ 19,459,000     $ 17,687,000
    Accounts payable and accrued expenses                                               7,471,000        6,586,000
    Dividends payable                                                                     120,000          267,000
    Income taxes payable                                                                  410,000          391,000
                                                                                     ------------     ------------
           Total current liabilities                                                   27,460,000       24,931,000
Long term liabilities
    Notes payable and capital lease obligations - net of current portion                5,281,000        4,219,000
    Deferred tax liability                                                              1,883,000        1,879,000
    Deferred gain on sale of real estate                                                  656,000          675,000
    Deferred rent                                                                         325,000          230,000
                                                                                     ------------     ------------
           Total liabilities                                                           35,605,000     $ 31,934,000

Commitments and contingencies

Stockholders' equity
    Preferred stock - par value, $0.001, 8,003,716 shares authorized                           --               --
      Series A convertible preferred - $0.001 par value, 1,000 shares authorized no shares issued and outstanding at June 30, 2008 and December 31, 2007,
      respectively                                                                             --               --
    Series B convertible preferred - $0.001 par value 2,000,000 shares authorized,
      865,569 and 829,098 shares issued and outstanding at June 30, 2008 and
      December 31, 2007; Liquidation value, $18,060,000                                     1,000            1,000
    Common stock - $0.001 par, 250,000,000 shares authorized, 70,445,513 shares and 69,122,227 shares issued and outstanding at June 30, 2008 and
      December 31, 2007, respectively                                                      70,000           69,000
    Additional paid-in capital                                                         19,332,000       18,744,000
    Accumulated deficit                                                                  (490,000)        (458,000)
                                                                                     ------------     ------------
           Total stockholders' equity                                                  18,913,000       18,356,000
                                                                                     ------------     ------------

           Total liabilities and stockholders' equity                                $ 54,518,000     $ 50,290,000
                                                                                     ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30                           June 30
                                                           -----------------------------     -----------------------------
                                                               2008             2007             2008             2007
                                                           ------------     ------------     ------------     ------------
                                                                            (as restated)                     (as restated)
Net sales                                                  $ 12,739,000     $ 10,990,000     $ 26,027,000     $ 18,478,000

Cost of sales                                                 9,249,000        8,183,000       18,953,000       14,004,000
                                                           ------------     ------------     ------------     ------------

Gross profit                                                  3,490,000        2,807,000        7,074,000        4,474,000

Operating costs and expenses:
    Selling and marketing                                       476,000          526,000          941,000          298,000
    General and administrative                                2,511,000        1,860,000        5,267,000        3,215,000
                                                           ------------     ------------     ------------     ------------
      Total operating costs                                   2,987,000        2,386,000        6,208,000        3,513,000

      Income from operations                                    503,000          421,000          866,000          961,000

    Interest and financing costs                                526,000          281,000          918,000          412,000
    Other income, net                                           (10,000)          (1,000)         (12,000)          (3,000)
                                                           ------------     ------------     ------------     ------------

(Loss) income before income taxes                               (13,000)         141,000          (40,000)         552,000

Benefit (provision) for income taxes                             (7,000)        (254,000)           7,000         (513,000)
                                                           ------------     ------------     ------------     ------------

Net (loss) income                                               (20,000)        (113,000)         (33,000)          39,000

Less: Dividend attributable to preferred stockholders           151,000          111,000          299,000          111,000
                                                           ------------     ------------     ------------     ------------

Net loss attributable to common stockholders               $   (171,000)    $   (224,000)    $   (332,000)    $    (72,000)
                                                           ============     ============     ============     ============

Loss per share (basic and diluted)                         $       0.00     $       0.00     $       0.00     $       0.00
                                                           ============     ============     ============     ============

Weighted average shares outstanding (basic and diluted)      69,340,000       65,668,000       69,295,000       62,241,000
                                                           ============     ============     ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                       2008             2007
                                                                                   ------------     ------------
                                                                                                    (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                  $    (33,000)    $     39,000
  Adjustments to reconcile net income to net cash (used in)
    operating activities:
      Non-cash compensation expense                                                     207,000          298,000
      Depreciation and amortization                                                   1,200,000          462,000
      Deferred taxes                                                                      4,000          182,000
      All other, net                                                                     93,000           66,000
      Effect on cash of changes in operating assets and liabilities
        Accounts receivable                                                            (275,000)        (211,000)
        Inventory                                                                    (3,161,000)      (2,281,000)
        Prepaid expenses and other current assets                                        53,000           17,000
        Deposits                                                                        177,000         (464,000)
        Increase in deposits and other assets                                          (629,000)        (401,000)
        Accounts payable and accrued expenses                                           887,000       (1,993,000)
        Income taxes payable                                                             19,000         (344,000)
        Deferred rent                                                                    95,000           95,000
                                                                                   ------------     ------------

           Net cash (used in) operating activities                                   (1,363,000)      (4,535,000)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisition of Sigma, including transaction costs of $281,000              --       (4,341,000)
    Capitalized engineering costs                                                      (641,000)        (852,000)
    Purchase of property and equipment                                                 (501,000)         (47,000)
    Cash paid for deposit on leasehold improvements                                          --          (24,000)
                                                                                   ------------     ------------

           Net cash used in investing activities                                     (1,142,000)      (5,264,000)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placements                                                    195,000        8,023,000
    Proceeds from subordinated notes                                                  2,775,000               --
    Cash paid for deferred financing costs                                              (20,000)         (43,000)
    Payment of issuance costs of private placements                                          --         (699,000)
    Repayment of notes payable and capital lease obligations                           (935,000)      (1,343,000)
    Proceeds from notes payable-revolver                                                490,000        4,871,000
                                                                                   ------------     ------------

           Net cash provided by financing activities                                  2,505,000       10,809,000
                                                                                   ------------     ------------

Net increase in cash and cash equivalents                                                    --        1,010,000
Cash and cash equivalents at the beginning of period                                         --               --
                                                                                   ------------     ------------

Cash and cash equivalents at the end of period                                     $         --     $  1,010,000
                                                                                   ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                       $    748,000     $    127,000
                                                                                   ============     ============
    Cash paid during the period for taxes                                          $         --     $         --
                                                                                   ============     ============
    Dividend paid in stock                                                         $    299,000     $         --
                                                                                   ============     ============
    Property and equipment acquired under capital leases                           $    468,000     $         --
                                                                                   ============     ============
    Notes payable and accrued interest converted to common stock                   $         --     $    720,000
                                                                                   ============     ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.

                                   (unaudited)

                                                                                           Six months ended
                                                                                                June 30,
                                                                                     -----------------------------
                                                                                         2008             2007
                                                                                     ------------     ------------
                                                                                                      (as restated)
Purchase of all capital stock of Sigma Metals, Inc. and assumption of liabilities in the acquisition in 2007, as restated, as follows:

      Fair value of assets acquired                                                                   $  5,590,000
      Goodwill                                                                                           1,550,000
      Intangible assets                                                                                  3,720,000
      Cash paid (includes transaction costs of $281,000)                                                (4,341,000)
      Notes issued to sellers                                                                           (1,498,000)
      Common stock issued                                                                               (1,957,000)
                                                                                                      ------------
             Liabilities assumed                                                                      $  3,064,000
                                                                                                      ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
              Notes to Condensed Consolidated Financial Statements

Note 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Air Industries Group, Inc. ("AIRI") and its wholly owned subsidiaries Air Industries Machining Corporation ("AIM"), Sigma Metals, Inc. ("Sigma") and Welding Metallurgy, Inc. ("Welding"), (collectively, the "Company"). These condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

      The amounts in the accompanying condensed consolidated financial statements have been rounded to the nearest thousand dollars. Certain reclassifications have been made to prior period presentation to conform to the current year presentation.

Note 2. RESTATEMENT

      In the fourth quarter of 2007, the Company (a) determined to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 that were previously expensed and (b) completed the allocation of the purchase price paid for Sigma Metals among certain intangible assets of that company that initially had been allocated to goodwill. The table set forth below shows adjustments to the results previously reported by the Company on Form 10-QSB for the three and six months ended June 30, 2007. The effect of this changes the net loss reported for the three months ended June 30, 2007 of ($426,000) to a net loss of ($224,000), and the net loss reported for the six months ended June 30, 2007 of ($498,000) to a net loss of ($72,000) as follows:

Three months ended June 30, 2007:

                                                                   Q2 2007                           Q2 2007
                                                                  as filed        Adjustment       As Restated
                                                                ------------     ------------     ------------
      Net sales                                                 $ 10,990,000     $         --     $ 10,990,000
      Cost of sales                                                8,617,000         (434,000)       8,183,000
                                                                ------------     ------------     ------------
      Gross profit                                                 2,373,000          434,000        2,807,000
      Operatng costs and expenses                                  2,330,000           56,000        2,386,000
                                                                ------------     ------------     ------------
      Income from operations                                          43,000          378,000          421,000
      Interest and financing costs                                   281,000               --          281,000
      Other (income), net                                             (1,000)              --           (1,000)
                                                                ------------     ------------     ------------
      (Loss) income before income taxes                             (237,000)         378,000          141,000
      Provision for income taxes                                      78,000          176,000          254,000
                                                                ------------     ------------     ------------
      Net income (loss)                                             (315,000)         202,000         (113,000)
      Less:  Dividend attributable to preferred stockholders         111,000               --          111,000
                                                                ------------     ------------     ------------
      Net (loss) attributable to common stockholders            $   (426,000)    $    202,000     $   (224,000)
                                                                ============     ============     ============
      Net (loss) per common share:
      Net (loss) per common share (Basic and Diluted)           $      (0.01)                     $      (0.00)
                                                                ============                      ============
      Weighted average shares outstanding (Basic)                 65,668,000                        65,668,000
                                                                ============                      ============
      Weighted average shares outstanding (Diluted)               65,668,000                        65,668,000
                                                                ============                      ============

Six Months ended June 30, 2007:

                                                                 6 mos. 2007                       6 mos. 2007
                                                                   as filed       Adjustment       As Restated
                                                                ------------     ------------     ------------
      Net sales                                                 $ 18,478,000     $         --     $ 18,478,000
      Cost of sales                                               14,856,000         (852,000)      14,004,000
                                                                ------------     ------------     ------------
      Gross profit                                                 3,622,000          852,000        4,474,000
      Operating costs and expenses                                 3,457,000           56,000        3,513,000
                                                                ------------     ------------     ------------
      Income from operations                                         165,000          796,000          961,000
      Interest and financing costs                                   412,000               --          412,000
      Other (income), net                                             (3,000)              --           (3,000)
                                                                ------------     ------------     ------------
      (Loss) income before income taxes                             (244,000)         796,000          552,000
      Provision for income taxes                                     143,000          370,000          513,000
                                                                ------------     ------------     ------------
      Net income (loss)                                             (387,000)         426,000           39,000
      Less:  Dividend attributable to preferred stockholders         111,000               --          111,000
                                                                ------------     ------------     ------------
      Net income (loss) attributable to common stockholders     $   (498,000)    $    426,000     $    (72,000)
                                                                ============     ============     ============
      Net income (loss) per common share:
      Net income (loss) per common share (Basic and Diluted)    $      (0.01)                     $      (0.00)
                                                                ============                      ============
      Weighted average shares outstanding (Basic)                 62,241,000                        62,241,000
                                                                ============                      ============
      Weighted average shares outstanding (Diluted)               62,241,000                        62,241,000
                                                                ============                      ============

Additionally, this change resulted in a restatement of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 in that cash flows from operations and from investing activities changed as follows:

Six months ended June 30, 2007:

                                                     Cash flow from
                                        ---------------------------------------
                                         Operations    Investing     Financing
                                        -----------   -----------   -----------
      As reported                       $(5,387,000)  $(4,455,000)  $10,852,000
      Capitalized engineering costs         852,000      (852,000)
      Reclassify deferred finance costs                    43,000       (43,000)
                                        -----------   -----------   -----------
      As restated                       $(4,535,000)  $(5,264,000)  $10,809,000
                                        ===========   ===========   ===========

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

      On August 24, 2007, we acquired all of the issued and outstanding capital stock of Welding pursuant to a Stock Purchase Agreement, dated as of March 9, 2007, as amended, in exchange for $3,500,000 in cash, a promissory note in the principal amount of $2,000,000 (this note was originally recorded at $1,860,000 to reflect the fact that no interest accrues for the first year, see Note 5) and 2,035,529 shares of our Common Stock which were valued at an aggregate of approximately $567,000. One-half of these shares are held in escrow as secondary collateral for representations and warranties pursuant to the Stock Purchase Agreement. In addition, the Company is obligated to pay an additional $190,000 representing an adjustment to reflect additional working capital acquired in excess of targeted working capital pursuant to the Stock Purchase Agreement as described further in Note 5. Costs associated with this acquisition amounted to approximately $206,000. Welding is a specialty welding and products provider whose significant relationships include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers.

      In accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the acquisitions of Sigma and Welding were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on studies and appraisals of their relative fair values. Results of operations include the results of Sigma beginning on April 17, 2007 and of Welding beginning on August 27, 2007. As such, the operations of Sigma and Welding are included in operations for the entire six month period ended June 30, 2008, but for the three and six month period ended June 30, 2007 Sigma's results are included since April 17, 2007 and Welding's results are not included.

      The following summary shows the unaudited pro-forma results of operations for the six months ended June 30, 2007 assuming that the Company had purchased both Sigma and Welding as of January 1, 2007. This information gives effect to the increased interest and financing costs and the amortization of fair value adjustments (principally for amortization of identified intangibles) and a provision for income taxes. This summary may not be indicative of what the actual results of operations would have been had the purchase occurred at the beginning of the period shown.

                                                              Six months
                                                                ended
                                                               June 30,
                                                                 2007
                                                             ------------
      Net sales                                              $ 26,232,000
      Income from operations                                 $    665,000
      Net loss                                               $   (430,000)
      Net loss per share                                     $      (0.00)

Note 4.  INVENTORY

The components of inventory consisted of the following:

                                                  June 30,     December 31,
                                                    2008           2007
                                                -----------    -----------
                                                (unaudited)
      Raw materials                             $ 8,053,000    $ 9,051,000
      Work in progress                           10,997,000      7,755,000
      Finished goods                              5,931,000      5,014,000
                                                -----------    -----------
                total                           $24,981,000    $21,820,000
                                                ===========    ===========

      Inventories for Sigma and Welding are computed based on a "gross profit" method in the first and third quarters and are adjusted to physical inventories in June and December.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company's notes payable and capital lease obligations consist of the following:

                                                                                  June 30, 2008
                                                                                   (unaudited)        December 31, 2007
                                                                                -----------------     -----------------
      Revolving credit notes payable to PNC Bank N.A. ("PNC") and secured by
           substantially all assets                                             $      11,823,000     $      11,333,000
      Term loan, subject to acceleration, secured                                       4,500,000             4,500,000
      Junior subordinated notes                                                         2,950,000                    --
      Notes payable to sellers of acquired businesses                                   3,288,000             3,939,000
      Capital lease obligations                                                         1,772,000             1,479,000
      Other notes payable to PNC, secured                                                 582,000               656,000
                                                                                -----------------     -----------------
            Subtotal                                                                   24,915,000            21,907,000
      Less: Current portion of notes and capital lease obligations                    (19,459,000)          (17,687,000)
                 Unamortized debt discount on junior subordinated notes                  (175,000)                   --
                                                                                -----------------     -----------------
      Notes payable and capital lease obligations, net of current portion       $       5,281,000     $       4,219,000
                                                                                =================     =================

      Revolving credit and other notes payable to PNC -

      In November 2005, the Company executed a credit facility with PNC calling for, as amended, maximum borrowings consisting of (i) $14,000,000 in revolving loans pursuant to a borrowing base formula, (ii) $3,500,000 in term loans and
(iii) $1,500,000 in equipment financing loans. Borrowings under the credit facility are secured by all of the assets of the Company and its subsidiaries. At June 30, 2008 and December 31, 2007, borrowings under the term loans were approximately $171,000 and $245,000, respectively, and borrowings under the equipment loans were approximately $411,000 and $411,000, respectively. The revolving loans and equipment loans mature on November 30, 2009 and the term loan matures in October 2009. Each day, our cash collections (except for Welding) are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. As such, we generally have negative cash representing checks written but not yet cleared, which is included with accounts payable in the accompanying condensed consolidated financial statements. Because the revolving notes contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, they are classified with current portion of notes and capital lease obligations payable.

      The revolving loans bear interest, at the option of the Company, at a rate that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. As of June 30, 2008 and December 31, 2007 the revolving loans had an interest rate of 5.5% and 7.75%, respectively.

      The term loan and the equipment loan bear interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %.

      In June 2008, we entered into amendments to our revolving credit agreement with PNC and term loans with SCCF (below) which (a) waived certain defaults, (b) permitted the issuance of the junior subordinated notes discussed below and (c) established a $900,000 reduction to our availability under the revolving credit.

      Term loan, subject to acceleration, secured -

      In connection with the acquisition of Welding, Steel City Capital Funding LLC ("SCCF") provided a Term Loan to the Company of $4,500,000. The Term Loan, although payable on August 24, 2010, is classified as current because it contains a subjective acceleration clause that permits SCCF to demand immediate repayment. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC as publicly announced from time to time. In addition, to secure the obligations due SCCF, we pledged to SCCF the capital stock of AIM, Sigma, and Welding and each of such entities granted to SCCF a security interest in all of their assets. The interest rate on the outstanding indebtedness under the Term Loan was approximately 11.00% during the six months ended June 30, 2008.

      Junior subordinated notes -

      In June 2008 we sold $2,950,000 principal amount of Junior Subordinated Notes, together with 983,324 shares of our common stock, in a private placement for a total purchase price of $2,950,000, to provide additional working capital. The Junior Subordinated Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 2% per month (or 24% per month) until November 1, 2008 and thereafter at the rate of 3% per month (or 36% per annum). Although we intend to pay the Junior Subordinated Notes out of the proceeds of the financing we are seeking in connection with the acquisition of HSM Blair, we cannot assure you that we will obtain the financing required to complete that acquisition and retire or refinance the Junior Subordinated Notes.

      Cash interest on the Junior Subordinated Notes, payable monthly, will accrue at 2% per month commencing generally on July 15, 2008 and continuing generally until November 11, 2008; and 3% per month thereafter until the Junior Subordinated Notes have been paid in full. Payment of the principal and accrued interest on the Junior Subordinated Notes is subordinate to all of our indebtedness for borrowed money, or obligations with respect to which we are a guarantor, to financial institutions or other lenders.

      In connection with the private placement, a placement agent was paid a fee of $20,000 in cash plus 200,000 shares of our common stock (which we valued at approximately $40,000), as well as reimbursement of approximately $ $25,000 of out-of-pocket expenses.

      Approximately $195,000 of the proceeds of the private placement has been attributed to the fair value of the 983,324 shares of common stock issued. Such amount was accounted for as additional paid in capital and a reduction of the Junior Subordinated Notes as debt discount. Because it is our intent to repay the Junior Subordinated Notes in the near term, the debt discount is being amortized as additional interest expense over the initial period to July 15, 2008 plus the initial 60 day period following July 15, 2008, to yield a constant interest rate, together with cash interest, of approximately 3% per month during that approximately two month period. Our costs of the transaction, including costs associated with the placement agent, were approximately $60,000 and are being amortized as additional interest expense over that same approximately two month period.

      The proceeds from this private placement were used for working capital purposes.

      Notes payable, sellers -

      Notes payable, sellers includes the following:

                                                                     June 30, 2008
                                                                      (unaudited)        December 31, 2007
                                                                   -----------------     -----------------
      Note payable to former AIM shareholder                       $         529,000     $         625,000
      Note payable to former Sigma shareholders                              739,000             1,216,000
      Note payable to former Welding shareholders                          2,000,000             2,000,000
      Additional purchase price payable to Welding shareholders               42,000               190,000
                                                                   -----------------     -----------------
           Total                                                           3,310,000             4,031,000
      Less: discount for imputed interest on Welding notes                   (23,000)              (92,000)
                                                                   -----------------     -----------------
      Notes payable to former shareholders                         $       3,287,000     $       3,939,000
                                                                   =================     =================

      Notes payable to former AIM shareholder - The remaining $529,000 principal amount of the note, originally issued in November 2005, matures on September 30, 2010, is subordinated to all of the debt payable to PNC and SCCF and is payable in twenty consecutive calendar quarters of equal installments of $48,100 of principal plus accrued interest commencing on December 31, 2005. The interest rate on this note is equal to Prime Rate plus 0.5% per annum (5.50% and 7.75% at June 30, 2008 and December 31, 2007, respectively). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum as of December 31, 2007.

      Notes payable to former Sigma shareholders - In connection with the acquisition of Sigma, the Company incurred notes payable obligations to the former shareholders of Sigma in the aggregate principal amount of approximately $1,497,000. The remaining principal balance, at June 30, 2008 and December 31, 2007, of approximately $739,000 and $1,216,000, is payable in equal monthly installments, after the prepayment described below, of $33,563 of principal plus interest at 7% per annum through 2010. In April 2008, approximately $247,000 was prepaid on the notes due the former shareholders. These notes are subordinated to all of the Company's debt to PNC and SCCF.

      Notes payable to former Welding shareholders - In connection with the acquisition of Welding, the Company incurred a note payable to the former shareholders of Welding in the aggregate principal amount of $2,000,000, which bears no interest until August 24, 2008, and bears interest thereafter at 7% per annum.

      To reflect the fact that this note does not bear interest for the first year, the Company has reflected the value of the note in its balance sheet at its estimated fair value of approximately $1,860,000 at inception and approximately $1,977,000 and $1,907,000 at June 30, 2008 and December 31, 2007,
respectively. The Company expenses the imputed interest on a monthly basis and increases the value of the note, ultimately, to its face value of $2,000,000. The indebtedness evidenced by this note is subordinated to the Company's indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of $125,000, plus accrued interest commencing on November 30, 2008 and continuing through August 31, 2011. The Company is currently in discussions with this party regarding the possible deferral or restructure of principal payments scheduled to begin in August 2008.

      Additional purchase price payable to former Welding shareholders - As a result of a post-closing working capital adjustment calculation required under the stock purchase agreement with the former Welding shareholders, the Company is obligated to pay an additional purchase price of approximately $190,000 to the former owners. This is to be paid in four monthly installments of $47,494, plus accrued interest at 7% per annum from November 1, 2007, which payments commenced in March 2008.

      Capital lease obligations -

      The Company is committed under several capital leases for manufacturing and computer equipment calling for payments through 2012. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled approximately $1,772,000 and $1,479,000 as of June 30, 2008 and December 31, 2007, respectively.

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

Common stock issued in the three months ended June 30, 2008 -

See note 5 regarding common stock issued in connection with the Company's placement of junior subordinated notes in June 2008.

Issuance of Series B Preferred Stock

      To finance the acquisition of Sigma and provide us with additional working capital, in April and May of 2007 we completed a private placement of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which we raised gross proceeds of $8,023,000.

      The Company issued to a placement agent for the private placement these securities: (i) a sales commission of approximately $642,000 or 8% of the gross proceeds of the offering, (ii) $25,000 as reimbursement of its out-of-pocket expenses incurred in connection with offering and (iii) warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature. These warrants were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital resulting from the offering. The preferred stock contains a 7% cumulative dividend which amounted to approximately $151000 and $299,000 for the three and six months ended June 30, 2008.

      In January 2008, the Company issued 16,456 shares of its Series B preferred stock in payment of $146,500 of dividends that had been declared at December 31, 2007. Series B preferred stock outstanding at June 30, 2008 is convertible into 32,306,543 shares of common stock.

      On April 1, 2008, the Company declared a dividend on its series B convertible preferred stock, payable in 19,825 shares of series B convertible preferred stock. On July 1, 2008, the Company declared a dividend on its series B convertible preferred stock, payable in 23,368 shares of series B convertible preferred stock.

Note 7. SHARE-BASED COMPENSATION ARRANGEMENTS

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the six months ended June 30, 2008 and 2007, options to purchase 25,000 and 2,280,000 shares, respectively were granted.

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

      At June 30, 2008 and 2007, options to purchase 3,298,000 and 2,463,333 common shares are vested and exercisable, respectively. The weighted average exercise price of exercisable options at June 30, 2008 was $0.34 per share.

      During the six months ended June 30, 2008, the Company issued 140,000 shares of its common stock to key employees under the 2005 Stock Incentive Plan. The compensation expense, measured at the closing price on the date of grant, approximately $34,000, was charged to expense in the three months ended March 31, 2008 as there is no future service period or vesting required.

      On April 11, 2008, the Company granted each of its four non-management directors an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 vesting immediately and exercisable for the next five years. The costs associated with these options was approximately $68,000 and is recorded in the three and six months ended June 30, 2008. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1,440,000 options in the aggregate, will be exercisable at a per share price of $0.225.

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

Note 9. SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

      One customer accounted for approximately 37% and 47% of net sales for the three months ended June 30, 2008 and 2007, respectively, and approximately 37% and 55% of net sales for the six months ended June 30, 2008 and 2007, respectively. Amounts receivable from this customer at June 30, 2008 are approximately $1,439,000.

      For the three months ended June 30, 2007, the Company operated in one business segment. As a result of the acquisitions made in April 2007 of Sigma and in August 2007 of Welding, the Company now operates in three segments. Financial information about the Company's operating segments for the three and six months ended June 30, 2008 and 2007 as required under Statement of Financial Accounting Standard 131 is as follows:

                       Three months ended June 30, (unaudited)
                       ---------------------------------------
                                                       2008             2007
                                                       ----             ----
                                                                   (as restated)
      AIM:
                 Net sales                        $  7,851,000     $  8,206,000
                 Gross profit                        2,301,000        2,184,000
                 Pre tax income                      1,189,000          853,000
                 Assets                             34,254,000       28,933,000
      Sigma:
                 Net sales                           3,516,000        2,784,000
                 Gross profit                          544,000          623,000
                 Pre tax income (loss)                (321,000)          (9,000)
                 Assets                             11,772,000       10,943,000
      Welding:
                 Net sales                           1,372,000               --
                 Gross profit                          645,000               --
                 Pre tax income                        203,000               --
                 Assets                              9,027,000               --
      Corporate:
                 Net sales                                  --               --
                 Gross profit                               --               --
                 Pre tax income                     (1,084,000)        (703,000)
                 Assets                             23,105,000       18,088,000
      Consolidated:
                 Net sales                          12,739,000       10,990,000
                 Gross profit                        3,490,000        2,807,000
                 Pre tax (loss) income                 (13,000)         141,000
                 Benefit (provision) for taxes          (7,000)        (254,000)
                 Net (loss) income                     (20,000)        (113,000)
                 Elimination of assets             (23,640,000)     (18,161,000)
                 Assets                           $ 54,518,000     $ 39,803,000

                      Six months ended June 30, (unaudited)
                      -------------------------------------
                                                       2008             2007
                                                       ----             ----
                                                                   (as restated)
      AIM:
                 Net sales                        $ 16,455,000     $ 15,694,000
                 Gross profit                        4,695,000        3,851,000
                 Pre tax income                      2,375,000        1,886,000
      Sigma:
                 Net sales                           7,555,000        2,784,000
                 Gross profit                        1,451,000          623,000
                 Pre tax income (loss)                (326,000)         (37,000)
      Welding:
                 Net sales                           2,017,000               --
                 Gross profit                          928,000               --
                 Pre tax income                         75,000               --
      Corporate:
                 Net sales                                  --               --
                 Gross profit                               --               --
                 Pre tax income                     (2,164,000)      (1,297,000)
      Consolidated:
                 Net sales                          26,027,000       18,478,000
                 Gross profit                        7,074,000        4,474,000
                 Pre tax (loss) income                 (40,000)         552,000
                 Benefit (provision) for taxes           7,000         (513,000)
                 Net (loss) income                     (33,000)          39,000

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion of our results of operations, liquidity and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this report and the audited consolidated financial statements contained in our Form 10-K for the year ended December 31, 2007.

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

Restatement of June 30, 2007 Condensed Statements of Operations and Cash Flows

      As discussed in the Explanatory Note at the beginning of this report, the Company's Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2007 was initially filed with the Securities and Exchange Commission ("SEC") on August 14, 2007 (the "Originally Filed 10-QSB"). During the fourth quarter of the year ended December 31, 2007 we made certain restatements to the condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of operations and cash flows for the three and six months then ended. This restatement was as a result of the Company's (a) determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and (b) completion of the allocation of the purchase price paid for Sigma Metals among certain intangible assets of that company that initially had been allocated to goodwill. Accordingly, the development expenditures previously expensed are now capitalized and amortized, and the identified intangible assets are being amortized, in the condensed consolidated financial statements for the three and six months ended June 30, 2007, as restated. For a description of this restatement, see Note 2 to the accompanying Condensed Consolidated Financial Statements.

General

      Air Industries Machining Corp. ("AIM") manufactures aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During 2007, approximately 85% of our revenues were derived from sales of parts and assemblies directed toward military applications, although direct sales to the military (U.S. and NATO) constituted a minor portion of our revenues. We have evolved from being an individual parts manufacturer to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator. We currently produce over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, flight controls, arresting gears, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      We became a public company in 2005 in a transaction in which Ashlin Development Corp., an existing publicly traded company, merged with Gales Industries, Incorporated ("Gales") and Gales acquired all of the outstanding shares of AIM. The result of this reverse merger transaction was that AIM's business became the principal business of the surviving public company which is now named Air Industries Group, Inc.

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

      We are engaged in an ongoing effort to position ourselves to win large, long-term higher margin contracts. During 2007, and continuing in the first half of 2008, we devoted substantial funds (approximately $1.5 million in 2007 and $671 thousand thus far in 2008) to engineering costs and manpower in an effort to participate in several significant projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies. We began delivering the first articles for the Joint Strike Fighter ("JSF") program during December 2006, and we expect to make deliveries for the CV (Navy) version by the end of December 2008. The delivery of first articles for A380 assemblies commenced in June 2008. We also have submitted proposals for gear housing assemblies and throttle quadrants as part of the BlackHawk helicopter program for which firm orders have not yet been awarded.

      We are continuing our efforts to complete the acquisition of Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"), for which we will require substantial financing.

      To supplement our working capital, in June 2008 we sold $2,950,000 principal amount of our Junior Subordinated Notes, together with 983,324 shares of our common stock, to accredited investors for total cash consideration of $2,950,000 in a private placement to provide us with working capital. We are seeking additional capital to retire or refinance this and certain of our other indebtedness. Nevertheless, we are continuing to experience liquidity concerns due to costs associated with our acquired businesses which have not yet attained anticipated operating results, costs associated with an inventory build-up in anticipation of sales associated with new and existing projects, and ongoing costs in connection with our continuing to attempt to acquire Blair-HSM.

Results of Operations

      We completed the acquisition of our metals distribution operations (Sigma) on April 16, 2007, and the acquisition of our welding operations (Welding) on August 26, 2007; consequently, the results of operations of Sigma and Welding are included in operations for the entire six month period ended June 30, 2008, but for the three and six month period ended June 30, 2007, Sigma's results are included since April 17, 2007 and Welding's results are not included.

      At our core AIM business, our 18 month backlog of orders ("backlog") increased by approximately $5.7 million (10%) to approximately $54.3 million at June 30, 2008 from backlog of approximately $48.6 million at December 31, 2007. These amounts only reflect our core AIM business.

      Three months ended June 30, 2008 compared with three months ended June 30, 2007 (as restated)

      Net sales for the three months ended June 30, 2008 increased by approximately $1.75 million (16%) over the three months ended June 30, 2007 as a result of (a) and increase in revenues of approximately $732 thousand (26%) at our Sigma business, (b) the addition of $1.375 million in revenues from the acquisition of our Welding business and (c) a decrease in revenues of approximately $355 thousand (4%) at our core AIM business as shown below:

                           Three months ended June 30,
      Net sales             2008           2007          Increase      %
      ------------       -----------    -----------    ------------------
      AIM                $ 7,851,000    $ 8,206,000    $  -355,000     -4%
      Sigma                3,516,000      2,784,000        732,000     26%
      Welding              1,372,000              0      1,372,000     na
                         -----------    -----------    ------------------
      Consolidated       $12,739,000    $10,990,000    $ 1,749,000     16%
                         -----------    -----------    ------------------

      The slight decrease in our AIM business reflects the allocation of production time to subassemblies for the A380 that were manufactured during the second quarter but for which delivery dates were deferred. We continue to see growth in customer demand as our 18 month backlog at our AIM business grew to approximately $55.3 million at June 30, 2008 compared to approximately $33.6 million at June 30, 2007 and continue to strive to coordinate production and shipping schedules to maximize revenues and avoid increased inventories.

      One customer accounted for approximately 37% and 47% of net sales for the three months ended June 30, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at June 30, 2008 were approximately $1,439,000.

      Gross profit for the three months ended June 30, 2008 increased by approximately $683 thousand (24%) over the three months ended June 30, 2007 as a result of an approximately $117 thousand (5%) increase in our core AIM business, a decrease of approximately $79 thousand at Sigma, plus the addition of approximately $645 thousand of gross profit contribution from our Welding businesses as shown below:

      Gross profit          2008          2007        Increase      %
      ------------       ----------    ----------    -----------------
      AIM                $2,301,000    $2,184,000    $  117,000      5%
      Sigma                 544,000       623,000       -79,000    -13%
      Welding               645,000             0       645,000     na
                         ----------    ----------    -----------------
      Consolidated       $3,490,000    $2,807,000    $  683,000     24%
                         ----------    ----------    -----------------

      The principal reason for the increase in the gross profit in our core AIM business was the shift in the mix of customer shipments to higher margin products from those shipped infor the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Although we intend to continue to seek to migrate to higher margin projects, there can be no assurance that we will be able to do so.

      At the acquired Sigma and Welding operations, gross profit percentages were approximately 15% and 47%, respectively in the three months ended June 30, 2008. Margin at Sigma was negatively impacted by several factors, including manufacturing delays associated with the A380 program which prevented even greater growth in revenues and Sigma's exposure to the international metals market which has been experiencing rising prices.

      As a result of the factors discussed above, consolidated gross margin rose to 27% in the three months ended June 30, 2008 compared to 26% in the three months ended June 30, 2007.

      Operating costs increased by approximately $601 thousand (25%) to $3.0 million in the three months ended June 30, 2008 compared to $2.4 million in the three months ended June 30, 2007. The principal components of the approximately $601 thousand increase were approximately:

      - Approximately $348 thousand of operating costs at Welding which we did not own during the three months ended June 30, 2007

      -     Approximately $263 thousand of increased operating costs at Sigma

      As a result of the above factors, (loss) income from operations decreased by approximately $154 thousand to a loss of approximately $13 thousand in the three months ended June 30, 2008 as compared to a gain of approximately $141 thousand for the three months ended June 30, 2007.

      Interest and financing costs consist of interest paid and accrued as well as amortization of debt discount resulting from recording debt obligations at fair value. Interest and financing costs increased by approximately $245 thousand (87%) to approximately $526 thousand in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The principal reason for the increase is the higher debt levels (approximately $13 million) associated with our acquisitions of Sigma and Welding in the second and third quarters of 2007 and the Junior Subordinated Notes we issued in June 2008. This increase was partially offset by lower interest rates on our bank and term debt where the interest rate declined to approximately 5.5% at June 30, 2008 compared to approximately 7.5% at June 30, 2007. Should the trend of lower interest rates continue, it would have a positive impact our interest expense as compared to 2007, which would likely be offset by our increased borrowings.

      The provision for income taxes was approximately $7 thousand in the three months ended June 30, 2008 compared to a provision of approximately $254 thousand in the three months ended June 30, 2007. The Company computes its income tax provision or benefit according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions results primarily from expenses which will never be deductable due to basis differences at the acquired company (Sigma) and stock compensation and other charges that are not deductable.

      As a result of the factors described above, net loss decreased by approximately $93 thousand to a net loss of approximately $20 thousand in the three months ended June 30, 2008 compared to net loss of approximately $113 thousand in the three months ended June 30, 2007.

      In April and May of 2007, we issued shares of our Series B Preferred Stock. The dividend attributable to our Series B Preferred Stock during the three months ended June 30, 2008 increased our net loss attributable to common stockholders for the quarter by approximately $151,000 to a loss of $171,000.

      Six months ended June 30, 2008 compared with six months ended June 30, 2007 (as restated)

      Net sales for the six months ended June 30, 2008 increased by approximately $7.5 million (41%) over the six months ended June 30, 2007 as a result of an approximately $760 thousand (5%) increase in our core AIM business plus approximately $6.8 million from the acquired Sigma and Welding businesses, as shown below:

                            Six months ended June 30,
      Net Sales          2008           2007         Increase       %
      ------------    -----------    -----------    ------------------
      AIM             $16,455,000    $15,694,000    $   761,000      5%
      Sigma             7,555,000      2,784,000      4,771,000    171%
      Welding           2,017,000              0      2,017,000     na
                      -----------    -----------    ------------------
      Consolidated    $26,027,000    $18,478,000    $ 7,549,000     41%
                      -----------    -----------    ------------------

      The increase in our AIM business reflects increased shipments compared to the six months ended June 30, 2007. We continue to see growth in customer demand as our 18 month backlog at our AIM business continues to grow. Net sales at Sigma and Welding contributed $4.7 million and $2.0 million in net sales in the six months ended June 30, 2008.

      One customer accounted for approximately 37% and 55% of net sales for the six months ended June 30, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at June 30, 2008 are approximately $1,439,000.

      Gross profit for the six months ended June 30, 2008 increased by approximately $2.6 million (58%) over the six months ended June 30, 2007 as a result of a $844 thousand (22%) increase in our core AIM business plus the addition of approximately $1.8 million of gross profit contribution from the acquired Sigma and Welding businesses as shown below:

                            Six months ended June 30,
      Gross profit       2008          2007        Increase      %
      ------------    ----------    ----------    -----------------
      AIM             $4,695,000    $3,851,000    $  844,000     22%
      Sigma            1,451,000       623,000       828,000    133%
      Welding            928,000             0       928,000     na
                      ----------    ----------    -----------------
      Consolidated    $7,074,000    $4,474,000    $2,600,000     58%
                      ----------    ----------    -----------------

      The principal reason for the increase in the gross profit in our core AIM business was the improvement in measuring and allocating costs which resulted in approximately $0.6 million of certain payroll costs being reclassified to general and administrative expense in the three months ended March 31, 2008. Although such reclassifications impact gross margin and gross margin percentage, they do not impact net income and it is not likely that any such material reclassifications will occur in the future. Gross profit also increased at AIM due to higher volume and production efficiencies enjoyed during the first quarter of 2008.

      At the acquired Sigma and Welding operations, gross profit percentages were approximately 19% and 46%, respectively in the six months ended June 30, 2008.

      As a result of the factors discussed above, consolidated gross margin rose to 27% in the six months ended June 30, 2008 compared to 24% in the six months ended June 30, 2007.

      Operating costs increased by $2.7 million (76%) to $6.2 million in the six months ended June 30, 2008 compared to $3.5 million in the six months ended June 30, 2007. The principal components of the increase include the following:

      - Approximately $566 thousand of operating costs at Welding which we did not own in the six months ended June 30, 2007

      - Approximately $1.1 million of incremental costs at Sigma which we owned for only a portion of the period ended June 30, 2007

      - Approximately $0.6 million of costs at our core AIM operation which were reclassified as general and administrative in the six months ended June 30, 2008 but had been classified in cost of goods sold in the six months ended June 30, 2007 and

      - Approximately $0.3 in higher accounting, legal and consulting fees associated with the additional complexities associated with integrating our Sigma and Welding operations into our reporting and accounting.

      As a result of the above factors, income from operations decreased by approximately $95 thousand (10%) to approximately $866 thousand in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

      Interest and financing costs consist of interest paid and accrued as well as amortization of debt discount resulting from recording debt obligations at fair value. Interest and financing costs increased by approximately $506 thousand (123%) to approximately $918 thousand in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The principal reason for the increase is the higher debt levels (approximately $13 million, see Liquidity) associated with our acquisitions of Sigma and Welding in the second and third quarters of 2007 and the Junior Subordinated Notes we issued in June 2008. This increase was partially offset by lower interest rates on our bank and term debt where the interest rate declined to approximately 5.5% at June 30, 2008 compared to approximately 7.5% at June 30, 2007.

      The benefit for income taxes was approximately $7 thousand in the six months ended June 30, 2008 compared to a provision of approximately $513 thousand in the six months ended June 30, 2007. The Company computes its income tax provision or benefit according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions and benefits results primarily from expenses which will never be deductable due to basis differences at the acquired company (Sigma) and stock compensation and other charges that are not deductable.

      As a result of the factors described above, net income changed by $72 thousand to a net loss of approximately $33 thousand in the six months ended June 30, 2008 compared to net income of approximately $39 thousand in the six months ended June 30, 2007.

      In April and May of 2007, we issued shares of our Series B Preferred Stock. The dividend attributable to our Series B Preferred Stock during the six months ended June 30, 2008 increased our net loss attributable to common stockholders for the six months by approximately $299,000 to a loss of $332,000.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      Our measures of liquidity include the following:

                                  June 30,      December 31,
                                    2008           2007          Change
                                 -----------    -----------    -----------
                                 (unaudited)
      Cash                       $        --    $        --    $        --
      Working capital            $ 6,299,000    $ 5,699,000    $   600,000
      Revolving loan balance     $11,823,000    $11,333,000    $   490,000

      We continue to experience liquidity concerns due to increased costs associated with our acquired businesses which have not yet attained anticipated operating results, costs associated with the inventory build-up in anticipation of sales associated with new and existing projects, increased costs resulting from delays in completing the acquisition of Blair - HSM, including our efforts to obtain financing for that acquisition. If we are not successful in completing a financing for that transaction, or if financing is completed but not sufficient to provide the additional working capital we need, then we would delay our acquisition growth program and adjust our focus to maximizing liquidity in our core businesses. Beginning in July 2008, we implemented a cost reduction program designed to better control general and administrative expenses, including a reduction in management compensation.

      The credit facility with PNC requires that all of our cash (except at Welding) be swept on a daily basis to our loan accounts. Therefore, at any point in time our book cash balances are negative (and included in accounts payable in the accompanying condensed consolidated financial statements) representing zero cash at PNC bank less outstanding un-cleared checks. The revolving loan portion of the credit facility with PNC is for a maximum of $14,000,000 subject to periodic calculations of availability under a borrowing base calculation. However, at the time of issuance of our Junior Subordinated Notes, SCCF requested and PNC determined to reduce the maximum availability under the line to $13.1 million. As of August 15, 2008, after giving effect to such reduction, the remaining maximum availability was $185,000 under our PNC credit facility. Because of the nature of the revolving loan, it is classified with current liabilities in determining working capital.

      During the year ended December 31, 2007, we incurred the debt financing and issued the preferred stock indicated below to support our acquisitions of Sigma and Welding:

                                                                    Dividend or
                                                                   Interest Rate
                                                                    At June 30,
                                                         Amount        2008
                                                      -----------  -------------
      Sigma, seller notes                             $ 1,497,000          7%
      Welding, seller notes net of discount             1,860,000          7%
      Welding, working capital adjustment                 190,000          7%
      Welding, Term notes to SCCF                       4,500,000      11.25%
      Increases to the PNC revolving line of credit     5,000,000        5.5%
                                                      -----------
               subtotal, debt financings              $13,047,000
      Series B Convertible Preferred Stock              8,023,000          7%
                                                      -----------
               Total, financings for acquisitions     $21,070,000
                                                      ===========

In June 2008 we sold $2,950,000 principal amount of Junior Subordinated Notes, together with 983,324 shares of our common stock, in a private placement for a total purchase price of $2,950,000, to provide additional working capital. The Junior Subordinated Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 2% per month (or 24% per month) until November 1, 2008 and thereafter at the rate of 3% per month (or 36% per annum). Although we intend to pay the Junior Subordinated Notes out of the proceeds of the financing we are seeking in connection with the acquisition of HSM Blair, we cannot assure you that we will obtain the financing required to complete that acquisition and retire or refinance the Junior Subordinated Notes. We used the proceeds of the Junior Subordinated Note financing to (a) pay down the PNC line by approximately $900 thousand, (b) fund cash used in operations of approximately $1.4 million (including the build-up of inventory) as well as (c) to fund additions to capitalized engineering costs. At the request of SCCF, PNC has reduced our availability under our revolving credit facility by $900 thousand.

      A summary of our contractual obligations as of June 30, 2008 is included in the table below:

                                                                             Payments Due By Period
                                                    -----------------------------------------------------------------------
                                                                    Less than                                    More than
Contractual Obligations                                Total         1 Year*       1-3 Years      3-5 Years       5 Years
------------------------------------------------    -----------    -----------    -----------    -----------    -----------
Long-term debt and capitalized lease obligations    $24,915,000    $19,459,000    $ 5,456,000    $        --    $        --
Operating lease obligations ....................     18,250,000      1,060,000      3,300,000      3,500,000     10,390,000
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL ..........................................    $43,165,000    $20,519,000    $ 8,756,000    $ 3,500,000    $10,390,000
                                                    ===========    ===========    ===========    ===========    ===========

* Includes revolving and term loans that are due in 2010 but the instrument has a "subjective acceleration clause" that permits the lender to demand payment at any time (see Note 5 to condensed consolidated financial statements).

      In April 2008, we prepaid approximately $0.25 million of the Sigma seller notes. As a result of our increased debt described above, interest expense has risen to approximately $526 thousand and approximately $918 thousand in the three and six months ended June 30, 2008, respectively, compared to approximately $281thousand and approximately $412 thousand in the three and six months ended June 30, 2007.

      During 2007, and continuing in the first six months of 2008, we devoted substantial funds (approximately $1.5 million in 2007 and $641 thousand in 2008) to engineering costs and manpower as part of an ongoing effort to participate in several significant long-term, higher margin projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies in the future.

      During the six months ending June 2008 inventories increased for the group by approximately $3.2 million (15%). This increase resulted in part from the use of our production capacity at AIM to manufacture products whose delivery dates have been pushed back and a shift in the nature of production at Welding. The inventories per entity were as follows:

                          June 30,     December 31,
      Inventory            2008           2007          Increase       %
      --------------    -----------    -----------    -------------------
      AIM               $20,641,000    $17,634,000    $ 3,007,000      17%
      Sigma               3,483,000      3,580,000        (97,000)    -3%
      Welding               857,000        606,000        251,000      na
                        -----------    -----------    -------------------
      Consolidated      $24,981,000    $21,820,000    $ 3,161,000      14%
                        -----------    -----------    -------------------

      The increase in our inventory levels, coupled with our decision to fund engineering and other costs to secure future higher margin projects and the costs associated with our efforts to acquire Blair-HSM have strained our working capital negatively impacting our liquidity and consequently our ability to work on all of the projects in-house.

      Until we pay or refinance the Junior Subordinated Notes, the debt service associated with the Junior Subordinated Notes and our other debt obligations will be substantial and will impair our ability to operate our business. Further, until our liquidity improves substantially we will continue to pay in stock the 7% dividend on the $8 million series B convertible preferred stock issued in 2007. These issuances will dilute the interests of our other shareholders.

      In order to enhance our liquidity we are undertaking several initiatives. Included among these is an effort to reduce our inventory levels at AIM and Sigma, at AIM in particular by focusing on projects with immediate and confirmed delivery dates, and cost reduction programs related to general and administrative expenses. As an additional immediate measure, we are negotiating an extension of the payment schedule for the remaining $2 million payable to the former owners of Welding. Under the terms of the promissory note issued to the former owners, an initial payment of $500,000 is due on August 24, 2008, with the balance payable in twelve consecutive quarterly installments of principal in the amount of $125,000 commencing on the November 30, 2008 and continuing through August 31, 2011, together with accrued interest on the unpaid principal amount at 7% per annum commencing August 24, 2008. We anticipate that we will be able to restructure this note into sixteen equal quarterly payments of $125,000, but it is likely that in connection with any restructuring we will issue warrants to purchase our shares to the former owners of Welding.

      In addition to the immediate measures being undertaken to improve our liquidity, if the Blair-HSM transaction is not completed, we will likely shift the focus of production at AIM to projects in house and temporarily reduce our marketing and engineering efforts to increase our backlog.

      The cash portion of the purchase price for the acquisition of Blair-HSM is $14 million. We will require substantial financing to complete that acquisition. We cannot assure you that we will complete the acquisition of HSM Blair or that the capital raised in connection with such acquisition will be sufficient to allow us to repay the Junior Subordinated Notes.

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

      The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

      The deficiencies that exist in our disclosure controls and procedures as of June 30, 2008, are those that were initially noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Specifically, as of June 30, 2008, there remained certain weaknesses in our staffing and our internal controls over financial reporting that have prevented us from accurately processing our accounts so as to be able to report our results on a timely basis. As discussed more fully below, we have taken a series of steps to address these issues and will continue to do so.

      (b) Changes in Internal Control Over Financial Reporting. We initially determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2007 in that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries and that we had insufficient staffing in our accounting department. To remediate these weaknesses, during the three months ended June 30, 2008 we (a) increased the attention to the reporting of our operating subsidiaries and began the process of installing a centralized reporting and control system at Sigma and Welding (b) recruited an additional member of the Controller's group and (c) retained a financial reporting consultant to assist us in the timely preparation of our filings under the Exchange Act. Our remediation efforts are continuing and will continue until such time as we are timely and accurately reporting our financial results. Other than these changes, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      In the three months ended June 30, 2008, there were no material changes from the risk factors previously disclosed in our 2007 Form 10-K, except that
(a) we are continuing in our efforts to acquire the Blair-HSM companies, including the performance of due diligence and seeking to obtain the financing necessary to complete the acquisition of these companies and (b) we incurred an additional $2,950,000 of debt as Junior Subordinated Notes (see Item 2 below and
Note 6 to condensed consolidated financial statements). In addition, it is likely that we will need to refinance or satisfy with the proceeds from the sale of equity certain debt obligations coming due or intended to be paid in 2008, including $500,000 payable to the former shareholders of Welding in August 2008 and $2,950,000 Junior Subordinated Notes which would come due upon our acquisition of the Blair Companies. There can be no assurance that we will be successful in our efforts to obtain the financing necessary to acquire the Blair Companies or to refinance our debt obligations as they mature or, if such financing can be obtained, that the terms will be favorable to the Company.

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

Dated: August 18, 2008

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