Form 10-Q
period 2008-09-30
AIR INDUSTRIES GROUP, INC.
filed 2008-11-19
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended:  September 30, 2008

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

                        Commission file number 000-29245


                           Air Industries Group, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                         20-4458244
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

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

      Non-accelerated filer (do not check if smaller reporting company) |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 12, 2008, the Registrant had outstanding 71,524,475 shares of common stock.

                           AIR INDUSTRIES GROUP, INC.

                                EXPLANATORY NOTE

The Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2007 was initially filed with the Securities and Exchange Commission ("SEC") on November 14, 2007 (the "Originally Filed 10-QSB"). During the fourth quarter of the year ended December 31, 2007 we made certain restatements to the condensed consolidated balance sheet as of September 30, 2007 and the condensed consolidated statements of operations and cash flows for the three and nine months then ended. This restatement was as a result of the Company's (a) determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and
(b) completion of the allocation of the purchase price paid for Sigma Metals among certain intangible assets of that company that initially had been allocated to goodwill. Accordingly, the development expenditures previously expensed are now capitalized and amortized, and the identified intangible assets are being amortized, in the condensed consolidated financial statements for the three and nine months ended September 30, 2007, as restated. For a description of this restatement, see Note 2 to the accompanying Condensed Consolidated Financial Statements.

Also restated is Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Originally Filed 10-QSB with respect to amounts that relate to the items that have been restated. Except as expressly stated by reference to a later date, no other information in the Originally Filed 10-QSB has been restated to reflect events that have occurred at a later date.

As stated in Note 10 to the Condensed Consolidated Financial Statements, certain operations were discontinued during the third quarter of 2008.

On August 29, 2008, the Company received a letter of comment from the staff of the SEC's Division of Corporation Finance which, among other things, asked the Company to consider whether there was a beneficial conversion feature attending the issuance of its Series B Convertible Preferred Stock ("Series B Preferred Stock") in April and May of 2008 requiring an adjustment to its consolidated financial statements.

After reviewing the terms of the certificate of designations relating to the Series B Convertible Preferred, the presentation requirements of EITF D-98 and the market price of the common stock into which the Series B Convertible Preferred is convertible, and consultation with the Company's independent certified public accountants, the Company's accounting staff concluded that the adjustments to its consolidated financial statements described below were appropriate.

On November 7, 2008, the Company's audit committee concluded that the Company's consolidated financial statements as of and for the year ended December 31, 2007, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as well as its unaudited consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and September 30, 2007, which were included in the Company's quarterly reports on Form 10-Q for the same quarterly periods and were restated in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, could no longer be relied upon due to the need to make the adjustments discussed herein. Upon authorization by the Company's board of directors, the Company's authorized officers discussed with the Company's independent accountant the matters disclosed above.

The Company plans to file amendments to its Quarterly Reports on Form 10-QSB or Form 10-Q for the periods ended June 30, 2007 and September 30, 2007, as well as for its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, to change the way in which it accounted for the issuance of its Series B Preferred Stock in April and May of 2007.

                                     INDEX

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheet as of September 30, 2008 (unaudited)
                 and December 31, 2007, as restated                                               1

               Condensed Consolidated Statements of Operations for the three and
                 nine months ended September 30, 2008 and 2007, as restated (unaudited)           2

               Condensed Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2008 and 2007, as restated (unaudited)                            3 - 4

               Notes to Condensed Consolidated Financial Statements                              5 - 17

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             18 - 27

   ITEM 4T. Controls and Procedures                                                               27

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                                     28
   ITEM 1A. Risk Factors                                                                        28 - 31
   ITEM 5   Other Information                                                                     31
   ITEM 6   Exhibits                                                                              31

SIGNATURES                                                                                        32

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                           AIR INDUSTRIES GROUP, INC.
                      Condensed Consolidated Balance Sheet

                                                                                     September 30    December 31
                                                                                         2008           2007
                                                                                     ------------   ------------
                                                                                      (unaudited)   (as restated)
ASSETS
Current Assets
    Cash and cash equivalents                                                                  --             --
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $105,000 and $302,000                              $  3,645,000   $  5,185,000
    Inventory                                                                          21,555,000     18,240,000
    Assets held for Sale                                                                4,173,000     11,365,000
    Prepaid expenses and other current assets                                             102,000        224,000
    Deposits                                                                              404,000        905,000
                                                                                     ------------   ------------
         Total current assets                                                          29,879,000     35,919,000

Property and equipment, net                                                             5,165,000      4,669,000
Intangible assets, net                                                                  2,181,000      2,347,000
Goodwill                                                                                4,822,000      4,822,000
Capitalized engineering costs, net                                                      2,027,000      1,522,000
Deferred financing costs, net, deposits and other assets                                1,099,000      1,011,000
                                                                                     ------------   ------------
         TOTAL ASSETS                                                                $ 45,173,000   $ 50,290,000
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current portion of notes payable and capital lease obligations                   $ 18,287,000   $ 17,687,000
    Accounts payable and accrued expenses                                               4,679,000      4,792,000
    Dividends payable                                                                     120,000        267,000
    Liabilities held for Sale                                                           2,136,000      1,794,000
    Income taxes payable                                                                   21,000        391,000
                                                                                     ------------   ------------
         Total current liabilities                                                     25,243,000     24,931,000
Long term liabilities
    Notes payable and capital lease obligations - net of current portion                6,099,000      4,219,000
    Deferred tax liability                                                              1,614,000      1,879,000
    Deferred gain on sale of real estate                                                  647,000        675,000
    Deferred rent                                                                         372,000        230,000
                                                                                     ------------   ------------
         Total liabilities                                                           $ 33,975,000   $ 31,934,000

Commitments and contingencies

Stockholders' equity
    Preferred stock - par value, $0.001, 8,003,716 shares authorized                           --             --
      Series A convertible preferred - $0.001 par value, 1,000 shares authorized no shares issued and outstanding at September 30, 2008 and December 31, 2007,
      respectively                                                                             --             --
   Series B convertible preferred - $0.001 par value 2,000,000 shares authorized,
      1,022,840 and 829,098 shares issued and outstanding at September 30, 2008 and
      December 31, 2007; Liquidation value, $18,060,000                                     1,000          1,000
  Common stock - $0.001 par, 250,000,000 shares authorized, 71,524,475 shares and 69,122,227 shares issued and outstanding at September 30, 2008 and
        December 31, 2007, respectively                                                    71,000         69,000
    Additional paid-in capital                                                         20,479,000     18,744,000
    Accumulated deficit                                                                (9,353,000)      (458,000)
                                                                                     ------------   ------------
         Total stockholders' equity                                                    11,198,000     18,356,000
                                                                                     ------------   ------------
         Total liabilities and stockholders' equity                                  $ 45,173,000   $ 50,290,000
                                                                                     ============   ============

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                  September 30
                                                       ---------------------------   ---------------------------
                                                           2008           2007           2008           2007
                                                       ------------   ------------   ------------   ------------
                                                                      (as restated)                 (as restated)
Net sales                                              $  8,870,000   $  9,452,000   $ 27,342,000   $ 25,146,000

Cost of sales                                             7,419,000      6,572,000     20,268,000     18,414,000
                                                       ------------   ------------   ------------   ------------
Gross profit                                              1,451,000      2,880,000      7,074,000      6,732,000

Operating costs and expenses:
    Selling and marketing                                   179,000        151,000        476,000        363,000
    General and administrative                            3,706,000      1,751,000      7,881,000      4,364,000
                                                       ------------   ------------   ------------   ------------
     Total operating costs                                3,885,000      1,902,000      8,357,000      4,727,000

     Income (loss) from continuing operations            (2,434,000)       978,000     (1,283,000)     2,005,000

    Interest and financing costs                            823,000        441,000      1,699,000        826,000
    Other (income) expense, net                             (10,000)        26,000        (22,000)        23,000
                                                       ------------   ------------   ------------   ------------

Income (loss) before income taxes
    from continuing operations                           (3,247,000)       511,000     (2,960,000)     1,156,000

Benefit (provision) for income taxes
    from continuing operations                              659,000       (206,000)       666,000       (720,000)
                                                       ------------   ------------   ------------   ------------
Income (loss) from continuing operations                 (2,588,000)       305,000     (2,294,000)       436,000

Income (loss) from discontinued operations
    net of taxes of $1,112,000                           (6,274,000)       301,000     (6,600,000)       209,000
                                                       ------------   ------------   ------------   ------------
Net income (loss)                                        (8,862,000)       606,000     (8,894,000)       645,000

Less: Dividend attributable to preferred stockholders       157,000        137,000        456,000        247,000

Less: Beneficial conversion feature                              --             --             --      1,589,000
                                                       ------------   ------------   ------------   ------------
Net income (loss) attributable to common stockholders  $ (9,019,000)  $    469,000   $ (9,350,000)  $ (1,191,000)
                                                       ============   ============   ============   ============
Basic Earnings per Share:
    Continuing operations                              ($      0.04)  $       0.01   ($      0.04)  ($      0.02)
    Discontinued operations                            ($      0.09)  $       0.00   ($      0.09)   $      0.00
                                                       ------------   ------------   ------------   ------------
    Total                                              ($      0.13)  $       0.01   ($      0.13)  ($      0.02)
                                                       ============   ============   ============   ============
Diluted Earnings per Share:
    Continuing operations                              ($      0.04)  $       0.01   ($      0.04)  ($      0.02)
    Discontinued operations                            ($      0.09)  $       0.00   ($      0.09)   $      0.00
                                                       ------------   ------------   ------------   ------------
    Total                                              ($      0.13)  $       0.01   ($      0.13)  ($      0.02)
                                                       ============   ============   ============   ============
Weighted average shares outstanding (basic)              71,032,000     67,840,000     69,878,000     64,149,000
                                                       ============   ============   ============   ============
Weighted average shares outstanding (diluted)            71,032,000     70,735,000     69,878,000     64,149,000
                                                       ============   ============   ============   ============

            See notes to condensed consolidated financial statements

                           AIR INDUSTRIES GROUP, INC.
                 Condensed Consolidated Statement of Cash Flows

                                                               Nine Months Ended
                                                                 September 30,
                                                             2008             2007
                                                                            Restated
                                                                          ------------
Net Income(Loss)
Adjustments to reconcile Net Income (loss)               $ (8,894,000)    $    645,000

    Depreciation & Amortization                             1,019,000          555,000
    Amortization of Intangibles                               166,000               --
    Amortization of Capt Engineering                          306,000               --
    Bad Debt Expense                                          134,000          129,000
    Non- Cash Employee Compensation                           256,000          329,000
    Non- Cash Share Payment                                    51,000           31,000
    Non-cash Interest Expense                                  93,000           17,000
    Amortization Deferred Finance Costs                       184,000           99,000
    Deferred taxes                                           (265,000)         349,000
    Loss on Impairment                                      4,879,000               --

Changes in Assets & Liabilities
(Increase) Decrease in Operating Assets
    Accounts Receivables                                    1,406,000         (681,000)
    Income tax receivable                                          --          403,000
    Assets Held for Sale                                    2,556,000          (60,000)
    Inventory                                              (3,315,000)      (2,467,000)
    Prepaid expenses & other Assets                           123,000          129,000
    Deposits-Suppliers                                        501,000         (157,000)
    Other Assets                                              105,000         (309,000)

Increase (Decrease) in Operating Liabilities
    Accounts Payable & Accrued Expenses                      (307,000)      (3,436,000)
    Income Taxes Payable                                     (370,000)        (653,000)
    Deferred Rent                                             142,000          143,000
    Liabilities Held for Sale                                 342,000         (638,000)
    Deferred Gain on Real Estate Transaction                  (28,000)         (28,000)
                                                         ------------     ------------
Net Cash Used in Operating Activities                        (916,000)      (5,600,000)
                                                         ------------     ------------

Cash Flows from Investing
    Cash paid for acquisitions, including transaction
    costs of $486,000, net of cash received $95,000                --       (7,953,000)
    Capitalized Engineering                                  (811,000)      (1,309,000)
    Property Plant & equipment                             (1,047,000)        (212,000)
    Assets held for sale                                     (243,000)              --
                                                         ------------     ------------
Net Cash used in Investing Activities                      (2,101,000)      (9,474,000)
                                                         ------------     ------------

Cash Flow from Financing
    Capital Lease Obligations                                (271,000)         (85,000)
    Proceeds From Private Placement                                --        8,023,000
    Cash Paid for Private Placement                           195,000         (698,000)
    Notes Payable - Sellers                                  (871,000)        (337,000)
    Notes Payable - Junior Subordinated Debt                4,905,000               --
    Notes Payable - Bank                                     (106,000)       3,231,000
    Notes Payable - Revolver                                 (692,000)       5,916,000
    Deferred Financing Costs                                 (143,000)        (318,000)
                                                         ------------     ------------
Net Cash provided by financing activities                   3,017,000       15,732,000
                                                         ------------     ------------
Cash Increase Decrease                                             --          658,000

Cash & Cash equivalents Beginning Of Year                          --               --
                                                         ------------     ------------
Cash & Cash equivalents End of Period                    $         --     $    658,000
                                                         ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2008          2007
Cash paid during the period for interest                        $1,279,000    $  127,000
                                                                ==========    ==========
Cash paid during the period for taxes                           $       --    $       --
                                                                ==========    ==========
Dividends paid in Stock                                         $  456,000    $1,836,000
                                                                ==========    ==========
Property and equipment acquired under capital leases            $  468,000    $  673,000
                                                                ==========    ==========
Notes payable and accrued interest converted to common stock    $       --    $  720,000
                                                                ==========    ==========

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                           -----------------
                                                                                                 2007
                                                                                           -----------------
                                                                                             (as restated)
Purchase of all capital stock of Sigma Metals, Inc. and assumption of liabilities in the acquisition in 2007, as restated, as follows:

      Fair value of assets acquired                                                        $       5,990,000
      Goodwill                                                                                     1,550,000
      Intangible assets                                                                            3,720,000
      Cash paid (includes transaction costs of $281,000)                                          (4,341,000)
      Notes issued to sellers                                                                     (1,498,000)
      Common stock issued                                                                         (1,957,000)
                                                                                           -----------------
             Liabilities assumed                                                           $       3,464,000
                                                                                           =================

Purchase of all capital stock of Welding Metallurgy, Inc. and assumption of liabilities in the acquisition in 2007, as restated, as follows:

      Fair value of assets acquired
                                                                                           $       1,588,000
      Goodwill                                                                                     3,556,000
      Intangible assets                                                                            2,434,000
      Cash paid (includes transaction costs of $206,000)                                          (3,706,000)
      Accrued Purchase Price                                                                        (190,000)
      Notes issued to sellers                                                                     (1,860,000)
      Common stock issued                                                                           (566,000)
                                                                                           -----------------
             Liabilities assumed                                                           $       1,256,000
                                                                                           =================

            See notes to condensed consolidated financial statements

                            AIR INDUSTRIES GROUP INC.
              Notes to Condensed Consolidated Financial Statements

Note 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Air Industries Group, Inc. ("AIRI") and its wholly owned subsidiaries Air Industries Machining Corporation ("AIM"), Sigma Metals, Inc. ("Sigma") and Welding Metallurgy, Inc. ("Welding", and together with AIRI, AIM and Sigma, the "Company"). These condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

      As a result of management's decision to cease the operations of the Company's metal distribution business, Sigma, as discussed in Note 10, the Company's financial statements reflect Sigma as discontinued operations. Its results of operations are treated as income (loss) from discontinued operations, net of tax, and separately stated on the Condensed Consolidated Statements of Operations after income (loss) from continuing operations.

      The amounts in the accompanying condensed consolidated financial statements have been rounded to the nearest thousand dollars. Certain reclassifications have been made to prior period presentation to conform to the current year presentation.

Liquidity Concerns. The Company continues to suffer as a result of its extreme lack of liquidity. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations. As of September 30, 2008, the Company's indebtedness was approximately $25,433,000, including approximately $15,100,000 payable to its bank lenders secured by substantially all its assets. The Company was in default of certain covenants in the agreements with its bank lenders as of the end of September and October 2008. The Company has been attempting to negotiate new covenants with its bank lenders. Nevertheless, as long as the Company remains in default of its covenants, its bank lenders could elect to cease lending money to the Company. Because the Company is required to maintain a "lock box" account with its bank lenders into which substantially all of the Company's cash receipts are paid, if its bank lenders were to cease lending, the Company would lack the funds to continue its operations. The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $4,905,000 between May and the end of September 2008, and of approximately $630,000 during October 2008. The receipt of these gross proceeds did not alleviate the Company's liquidity crisis and the Company's bank lenders elected to reduce availability by $900,000 upon receipt of these funds. The Company's bank debt matures in the fourth quarter of 2009. There can be no assurance that the Company's lenders will agree to extend their loans and, in the absence of significant improvement in the Company's results of operations, it is not likely that the Company will be able to refinance its bank indebtedness with another lender. To alleviate its liquidity difficulties, the Company is seeking to sell certain of the assets and the operations of its Sigma business and extend the payment terms of its indebtedness to the former owners of Welding. The Company also has ceased its efforts to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). In addition, due to its liquidity difficulties, the Company has issued, and will likely continue to issue, additional shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock") in lieu of payment of cash dividends on its Series B Preferred Stock, which will dilute the equity ownership and voting power of holders of its Common Stock. Nevertheless, the ability of the Company to maintain its current level of operations is subject to the cooperation of its bank lenders and other parties which hold its notes. If the Company's bank lenders were to reduce the amounts loaned to the Company, the Company would have no choice other than to reduce it operations and seek to liquidate certain assets. Any forced liquidation of assets would likely yield less than the amounts at which such assets are valued by the Company. See the discussion of "Risk Factors" under Item 1A of Part of this report.

Note 2. RESTATEMENTS

      In the fourth quarter of 2007, the Company (a) determined to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 that were previously expensed and (b) completed the allocation of the purchase price paid for Sigma among certain intangible assets of that company that initially had been allocated to goodwill. Additionally, due to poor performance of our metals distribution business during 2008, we have decided to discontinue the operation of Sigma. The table set forth below shows adjustments to the results previously reported by the Company on Form 10-QSB for the three and nine months ended September 30, 2007 to give effect to the items in (a) and
(b) above and also to give effect to the discontinuance of the Sigma operations. As indicated below, as a result of these changes, the net income attributable to common shareholders reported for the three months ended September 30, 2007 increased from $285,000 to $469,000, and the net loss attributable to common shareholders reported for the nine months ended September 30, 2007 of ($212,000) became a net loss of ($1,191,000)

The Company received a letter from the Staff of the Securities and Exchange Commission dated August 29, 2008, requesting information regarding, among other items, the accounting treatment of the Series B Preferred Stock issued in the second quarter of 2007. Upon reviewing the issue, the Company determined to make certain adjustments to its statement of operations to account for the "beneficial conversion feature" upon the issuance of the Series B Preferred Stock. The Company will restate its financial statements for each of the second and third quarters and year ended December 31, 2007 to reflect the appropriate accounting treatment for the issuance of the Series B Preferred Stock. The financial statements appearing herein as at and for the periods ended September 30, 2008, and December 31, 2007, reflect the adjustments to be made to properly account for the issuance of the Series B Preferred Stock. As a result of these adjustments to the Company's consolidated results of operations for the nine months ended September 30, 2007, net loss attributable to common stockholders decreased by $979,000 (from $212,000 to $1,191,000) due to the $1,589,000 adjustment due to the beneficial conversion feature associated with the issuance of the Series B Preferred Stock in April and May of 2007, and the net loss per common share increased from $0.00 to $0.02. The adjustment had no effect on the Company's consolidated balance sheet at September 30, 2007.

      Three months ended September 30, 2007:

                                                           Q3 2007                        Q3 2007
                                                           as filed      Adjustment     As Restated
                                                         -----------    -----------     -----------
Net sales                                                $12,846,000     (3,394,000)      9,452,000
Cost of sales                                              9,255,000     (2,683,000)      6,572,000
                                                         -----------    -----------     -----------
Gross profit                                               3,591,000       (711,000)      2,880,000
Operating costs and expenses                               2,617,000       (715,000)      1,902,000
                                                         -----------    -----------     -----------
Income from continuing operations                            974,000          4,000         978,000
Interest and financing costs                                 479,000        (38,000)        441,000
Other (income), net                                           26,000             --          26,000
                                                         -----------    -----------     -----------
Income before income taxes                                   469,000         42,000         511,000
Provision for income taxes                                    47,000        159,000         206,000
                                                         -----------    -----------     -----------
Net income (loss) from continuing operations                 422,000       (117,000)        305,000
Income from discontinued operations                               --        301,000         301,000
                                                         -----------    -----------     -----------
Net income (loss)                                            422,000        184,000         606,000
Less: Dividend attributable to preferred stockholders        137,000             --         137,000
                                                         -----------    -----------     -----------
Net income attributable to common stockholders           $   285,000    $   184,000     $   469,000
                                                         ===========    ===========     ===========
Net income per common share:
Net income per common share (Basic)                      $      0.00                    $      0.01
                                                         ===========                    ===========
Net income per common share (Diluted)                    $      0.00                    $      0.01
                                                         ===========                    ===========
Weighted average shares outstanding (Basic)               67,840,000                     67,840,000
                                                         ===========                    ===========
Weighted average shares outstanding (Diluted)             70,735,000                     70,735,000
                                                         ===========                    ===========

      Nine months ended September 30, 2007:

                                                         Nine months ended                           Nine months ended
                                                             as filed              Adjustment           As Restated
                                                         -----------------     -----------------     -----------------
Net sales                                                $      31,323,000            (6,177,000)           25,146,000
Cost of sales                                                   24,110,000            (5,696,000)           18,414,000
                                                         -----------------     -----------------     -----------------
Gross profit                                                     7,213,000              (481,000)            6,732,000
Operating costs and expenses                                     6,074,000            (1,347,000)            4,727,000
                                                         -----------------     -----------------     -----------------
Income from continuing operations                                1,139,000               866,000             2,005,000
Interest and financing costs                                       891,000               (65,000)              826,000
Other (income), net                                                 23,000                    --                23,000
                                                         -----------------     -----------------     -----------------
Income (loss) before income taxes                                  225,000               931,000             1,156,000
Provision for income taxes                                         190,000               530,000               720,000
                                                         -----------------     -----------------     -----------------
Net income from continuing operations                               35,000               401,000               436,000
Net income from discontinued operations                                 --               209,000               209,000
                                                         -----------------     -----------------     -----------------
Net income                                                          35,000               610,000               645,000
Less: Dividend attributable to preferred stockholders              247,000                    --               247,000
Less: Beneficial conversion feature                                     --             1,589,000             1,589,000
                                                         -----------------     -----------------     -----------------
Net (loss) attributable to common stockholders           $        (212,000)    $        (979,000)    $      (1,191,000)
                                                         =================     =================     =================
Net (loss) per common share:
Net (loss) per common share (Basic)                      $           (0.00)                          $           (0.02)
                                                         =================                           =================
Net (loss) per common share (Diluted)                    $           (0.00)                          $           (0.02)
                                                         =================                           =================
Weighted average shares outstanding (Basic)                     64,149,000                                  64,149,000
                                                         =================                           =================
Weighted average shares outstanding (Diluted)                   64,149,000                                  64,149,000
                                                         =================                           =================

Additionally, this change resulted in a restatement of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007. Cash flows from operations and from investing activities, as restated, are as follows:

      Nine months ended September 30, 2007:

                                                  Cash flow from
                                   --------------------------------------------
                                    Operations       Investing       Financing
                                   ------------    ------------    ------------
As reported                        $ (6,807,000)   $ (8,165,000)   $ 15,732,000
Capitalized engineering costs         1,309,000      (1,309,000)             --
Net Change in Assets/Liabilities        (42,000)             --              --
Assets Held for Sale (Net)              (60,000)             --              --
                                   ------------    ------------    ------------
As restated                        $ (5,600,000)   $ (9,474,000)   $(15,732,000)
                                   ------------    ------------    ------------

Note 3. ACQUISITIONS

      On April 16, 2007, the Company acquired all of the issued and outstanding capital stock of Sigma pursuant to a Stock Purchase Agreement, dated January 2, 2007, in exchange for approximately $4,061,000 in cash, promissory notes in the aggregate principal amount of approximately $1,497,000, and 7,416,082 shares of its Common Stock which were valued at an aggregate of approximately $1,957,000. Costs associated with this acquisition amounted to approximately $281,000. Sigma is a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified metals. Sigma's products are sold to both aerospace/defense contractors as well as commercial accounts throughout the U.S. and numerous international markets. Customers include the world's largest aircraft manufacturers, subcontractors, original equipment manufacturers and various government agencies.

      Sigma's results in 2008 began to deteriorate and we concluded that to revive the business would require a significant investment. Therefore, in the third quarter of 2008, the Board of Directors decided to discontinue the operations of Sigma. (See Note 10)

      On August 24, 2007, the Company acquired all of the issued and outstanding capital stock of Welding pursuant to a Stock Purchase Agreement, dated as of March 9, 2007, as amended, in exchange for $3,500,000 in cash, a promissory note in the principal amount of $2,000,000 (this note was originally recorded at $1,860,000 to reflect the fact that no interest accrues for the first year, see
Note 5) and 2,035,529 shares of its Common Stock which were valued at an aggregate of approximately $567,000. One-half of these shares are held in escrow as secondary collateral for representations and warranties pursuant to the Stock Purchase Agreement. In addition, the Company is obligated to pay an additional $190,000 representing an adjustment to reflect additional working capital acquired in excess of targeted working capital pursuant to the Stock Purchase Agreement as described further in Note 5. Costs associated with this acquisition amounted to approximately $206,000. Welding is a specialty welding and products provider whose significant relationships include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers.

      In accordance with Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, the acquisitions of Sigma and Welding were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on studies and appraisals of their relative fair values. Results of operations include the results of Welding beginning on August 27, 2007. As such, the operations of Welding are included in operations for the entire nine month period ended September 30, 2008, but for the three and nine month period ended September 30, 2007 Welding's results are included from August 27, 2007.

      The following summary shows the unaudited pro-forma results of operations for the nine months ended September 30, 2007, assuming that the Company had purchased Welding as of January 1, 2007. This information gives effect to the increased interest and financing costs and the amortization of fair value adjustments (principally for amortization of identified intangibles) and a provision for income taxes. This summary may not be indicative of what the actual results of operations would have been had the purchases occurred at the beginning of the period shown.

                                                              Nine months
                                                                ended
                                                             September 30,
                                                                 2007
                                                             -------------
      Net sales                                              $  27,499,000
      Income from continuing operations                      $   1,403,000
      Income from Discontinued Operations                    $     774,000
      Net Income                                             $   1,457,000
      Net Income per share                                   $        0.00

      During the first half of 2008, and continuing into the third quarter, the Company incurred substantial expenses in connection with its efforts to acquire Blair-HSM. During the third quarter of 2008, management determined to cease its efforts to acquire Blair-HSM. As a result, the Company expensed approximately $838,000 in previously capitalized costs relating to the acquisition and $350,000 for expenses of the shareholders of Blair-HSM it agreed to reimburse associated with the acquisition in the accompanying Condensed Consolidated Statement of Operations as part of General and Administrative Expenses.

Note 4. INVENTORY

The components of inventory consisted of the following:

                                            September 30,     December 31,
                                                2008              2007
                                            -------------    -------------
                                             (unaudited)
      Raw materials                         $   4,060,000    $   5,471,000
      Work in progress                         11,320,000        7,755,000
      Finished goods                            6,175,000        5,014,000
                                            -------------    -------------
               Total                        $  21,555,000    $  18,240,000
                                            =============    =============

      Inventory for Welding is computed based on a "gross profit" method in the first and third quarters and are adjusted to physical inventories in June and December. Inventory owned by Sigma is classified in assets held for sale on the accompanying condensed consolidated balance sheet. At September 30, 2008 and December 31, 2007 the value of the inventory owned by Sigma was $2,742,000 and $3,580,000, respectively. This material consists primarily of raw materials.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company's notes payable and capital lease obligations consist of the following:

                                                                                   September 30,
                                                                                       2008         December 31,
                                                                                    (unaudited)         2007
                                                                                   ------------     ------------
            Revolving credit notes payable to PNC Bank N.A. ("PNC") and
                secured by substantially all assets                                $ 10,641,000     $ 11,332,000
            Term loan, subject to acceleration, secured                               4,500,000        4,500,000
            Junior subordinated notes                                                 4,905,000               --
            Notes payable to sellers of acquired businesses                           3,161,000        3,939,000
            Capital lease obligations                                                 1,676,000        1,479,000
            Other notes payable to PNC, secured                                         550,000          656,000
                                                                                   ------------     ------------
                  Subtotal                                                           25,433,000       21,906,000
            Less: Current portion of notes and capital lease obligations            (18,287,000)     (17,687,000)
                       Unamortized debt discount on junior subordinated notes        (1,047,000)              --
                                                                                   ------------     ------------
            Notes payable and capital lease obligations, net of current portion    $  6,099,000     $  4,219,000
                                                                                   ============     ============

      Revolving credit and other notes payable to PNC -

      In November 2005, the Company executed a credit facility with PNC which, as amended, provided for maximum borrowings consisting of (i) $14,000,000 in revolving loans pursuant to a borrowing base formula, (ii) $3,500,000 in term loans and (iii) $1,500,000 in equipment financing loans. Borrowings under the credit facility are secured by all of the assets of the Company and its subsidiaries. At September 30, 2008 and December 31, 2007, borrowings under the term loans were approximately $139,000 and $245,000, respectively, and borrowings under the equipment loans were approximately $411,000 as of the end of each period. The revolving loans and equipment loans mature on November 30, 2009 and the term loan matures in October 2009. Each day, the Company's cash collections (except for Welding) are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving notes contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, they are classified with current portion of notes and capital lease obligations.

      The revolving loans bear interest, at the option of the Company, at a rate that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. As of September 30, 2008 and December 31, 2007 the revolving loans had an interest rate of 7.25% and 7.75%, respectively.

      The term loan and the equipment loan bear interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %.

      In June 2008, the Company entered into amendments to its revolving credit agreement with PNC and term loans with Steel City Capital Funding ("SCCF") which
(a) waived certain defaults, (b) permitted the issuance of the junior subordinated notes discussed below and (c) established a $900,000 availability block under the revolving credit facility.

      In September 2008, the Company entered into amendments to its revolving credit agreement with PNC and term loans with SCCF which (a) waived certain defaults, and (b) permitted the issuance of additional junior subordinated notes discussed below.

      As of September 30, 2008 the Company was in default of its financial covenants under the terms of its credit facilities with PNC Bank and SCCF. As such all amounts due under these credit facilities have been classified as short-term in the accompanying Condensed Consolidated Balance Sheet for the period ended September 30, 2008.

Term loan, subject to acceleration, secured -

      In connection with the acquisition of Welding, SCCF provided a Term Loan to the Company of $4,500,000. The Term Loan, although payable on August 24, 2010, is classified as current because it contains a subjective acceleration clause that permits SCCF to demand immediate repayment. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC as publicly announced from time to time. In addition, to secure the obligations due SCCF, the Company pledged to SCCF the capital stock of AIM, Sigma, and Welding and each of such entities granted to SCCF a security interest in all of their assets. The interest rate on the outstanding indebtedness under the Term Loan was approximately 11.00% during the nine months ended September 30, 2008.

Junior subordinated notes -

      In June 2008 the Company sold $2,950,000 principal amount of junior subordinated notes (the "Old Notes"), together with 983,324 shares of its Common Stock, in a private placement for a total purchase price of $2,950,000, to provide additional working capital. The Old Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million. Interest on the Old Notes, payable monthly, accrues at 2% per month commencing generally on July 15, 2008 and continuing generally until November 11, 2008; and 3% per month thereafter until the Old Notes have been paid in full. Payment of the principal and accrued interest on the Old Notes is subordinate to all of our indebtedness for borrowed money, or obligations with respect to which the Company is a guarantor, to financial institutions or other lenders. Subsequent to September 30, 2008, the Old Notes were exchanged for an equal principal amount of junior subordinated notes (the "New Notes"), together with shares of Series B Preferred Stock issued on the basis of 8,000 shares per $100,000 principal amount of New Notes. The terms of the New Notes are identical to the Old Notes, except that interest accrues at the rate of 1% per month (or 12% per annum), generally commencing on October 1, 2008.

      In connection with the private placement, Taglich Brothers, Inc., as placement agent, was paid a fee of $20,000 in cash plus 200,000 shares of our common stock (which we valued at approximately $40,000), as well as reimbursement of approximately $25,000 of out-of-pocket expenses.

      Approximately $195,000 of the proceeds of the private placement has been attributed to the fair value of the 983,324 shares of common stock issued. Such amount was accounted for as additional paid in capital and a reduction of the junior subordinated notes as debt discount. Because it was our intent to repay the Old Notes in the near term, the debt discount is being amortized as additional interest expense over the initial period to July 15, 2008 plus the initial 60 day period following July 15, 2008, to yield a constant interest rate, together with cash interest, of approximately 3% per month during that approximately two month period. The costs of the transaction, including costs associated with the placement agent, were approximately $60,000 and were being amortized over a ten month period.

      In September 2008, the Company sold $1,955,000 principal amount of New Notes, together with 156,400 shares of Series B Preferred Stock, in a private placement for a total purchase price of $1,955,000, to provide additional working capital.

      In connection with the second private placement, the Company agreed to pay Taglich Brothers, Inc., as placement agent, a fee of 10% of the proceeds upon completion of the offering, plus an amount equal to 8% of the principal amount of the Old Notes exchanged for New Notes.

      Approximately $1,047,000 of the proceeds of the private placement has been attributed to the fair value of the 156,400 shares of Series B Preferred Stock issued. Such amount was accounted for as additional paid in capital and a reduction of the New Notes as debt discount. The debt discount is being amortized as additional interest expense over the term of the New Notes, which will yield a constant interest rate, together with interest, of approximately 3.68% per month (44.13% per annum) during the term of the New Notes. The costs of the transaction, including costs associated with the placement agent, were approximately $195,000 and are being amortized as Deferred Finance Cost over that term of the notes.

      The proceeds from these private placements were used for working capital purposes.

      Notes payable, sellers includes the following:

                                                                   September 30,
                                                                        2008         December 31,
                                                                    (unaudited)          2007
                                                                   -------------    -------------
      Note payable to former AIM shareholder                       $     481,000    $     625,000
      Note payable to former Sigma shareholders                          638,000        1,216,000
      Note payable to former Welding shareholders                      2,000,000        2,000,000
      Additional purchase price payable to Welding shareholders           42,000          190,000
                                                                   -------------    -------------
           Total                                                       3,161,000        4,031,000
      Less: discount for imputed interest on Welding notes                    --          (92,000)
                                                                   -------------    -------------
      Notes payable to former shareholders                             3,161,000    $   3,939,000
                                                                   =============    =============

      Notes payable to former AIM shareholder - The remaining $481,000 principal amount of the note, originally issued in November 2005, matures on September 30, 2010, is subordinated to all of the debt payable to PNC and SCCF and is payable in twenty consecutive calendar quarters of equal installments of $48,100 of principal plus accrued interest commencing on December 31, 2005. The interest rate on this note is equal to Prime Rate plus 0.5% per annum (5.50% and 7.75% at September 30, 2008 and December 31, 2007, respectively). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum.

      Notes payable to former Sigma shareholders - In connection with the acquisition of Sigma, the Company incurred notes payable obligations to the former shareholders of Sigma in the aggregate principal amount of approximately $1,497,000. The remaining principal balance, at September 30, 2008 and December 31, 2007, of approximately $638,000 and $1,216,000, is payable in equal monthly installments, after the prepayment described below, of $33,563 of principal plus interest at 7% per annum through 2010. In April 2008, approximately $247,000 was prepaid on the notes due the former shareholders. These notes are subordinated to all of the Company's indebtedness to PNC and SCCF.

      Notes payable to former Welding shareholders - In connection with the acquisition of Welding, the Company incurred a note payable to the former shareholders of Welding in the aggregate principal amount of $2,000,000, which bore no interest until August 24, 2008, and bears interest thereafter at 7% per annum.

      To reflect the fact that this note does not bear interest for the first year, the Company has reflected the value of the note in its balance sheet at its estimated fair value of approximately $1,860,000 at inception and approximately $2,000,000 and $1,907,000 at September 30, 2008 and December 31, 2007, respectively. The Company expenses the imputed interest on a monthly basis and increases the value of the note, ultimately, to its face value of $2,000,000. The indebtedness evidenced by this note is subordinated to the Company's indebtedness to PNC and SCCF and is payable in one installment in the principal amount of $500,000 was due on August 24, 2008 and twelve consecutive quarterly installments of principal in the amount of $125,000, plus accrued interest commencing on November 30, 2008 and continuing through August 31, 2011. The Company is currently in discussions with this party regarding the possible deferral or restructure of principal payments which was scheduled to begin in August 2008. See Note 11, Subsequent Events, for changes to the term of the note.

      Additional purchase price payable to former Welding shareholders - As a result of a post-closing working capital adjustment calculation required under the stock purchase agreement with the former Welding shareholders, the Company is obligated to pay an additional purchase price of approximately $190,000 to the former owners. This is to be paid in four monthly installments of $47,494, plus accrued interest at 7% per annum from November 1, 2007, which payments commenced in March 2008. As of September 30, 2008, there is still approximately $42,000 that remains unpaid.

      Capital lease obligations -

      The Company is committed under several capital leases for manufacturing and computer equipment calling for payments through 2012. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled approximately $1,676,000 and $1,479,000 as of September 30, 2008 and December 31, 2007, respectively.

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

Common stock issued in the nine months ended September 30, 2008-

See note 5 regarding common stock issued in connection with the Company's placement of junior subordinated notes in June 2008.

During the three and nine months ended September 30, 2008, 275,000 shares were issued as payment to our investor relations firm. These shares were issued at the prevailing market rate as of the date of issuance. The value of the shares issued was approximately $51,000

During the three and nine month periods ended September 30, 2008 one of the holders of our Preferred Series B Shares converted approximately 22,237 shares of Series B Preferred Stock into 803,962 shares of Common Stock.

Issuance of Series B Preferred Stock

      To finance the acquisition of Sigma and provide it with additional working capital, in April and May of 2007, the Company completed a private placement of its Series B Preferred Stock in which it raised gross proceeds of $8,023,000.

      In connection with the private placement of its Series B Preferred stock, the Company paid Taglich Brothers, Inc, as placement agent, a sales commission of approximately $642,000, or 8% of the gross proceeds of the offering, and $25,000 as reimbursement of its out-of-pocket expenses and issued to the designees of Taglich Brothers, Inc. warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature. These warrants were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital resulting from the offering. Holders of the shares of Series B Preferred Stock are entitled to receive 7% cumulative dividends payable at the option of the Company in cash or additional shares of Series B Preferred Stock. Dividends for the three and nine months ended September 30, 2008, paid in 15,680 and 58,873 respectively, shares of Series B Preferred Stock, amounted to approximately $157,000 and $456,000.

      In January 2008, the Company issued 16,456 shares of its Series B Preferred Stock in payment of $146,500 of dividends that had been declared at December 31, 2007.

      On April 1, 2008, the Company declared a dividend on its Series B Preferred Stock, payable in 19,825 shares of Series B Preferred Stock. On July 1, 2008, the Company declared a dividend on its Series B Preferred Stock, payable in 23,298 shares of Series B Preferred Stock. On October 1, 2008 the Company declared a dividend on its Series B Preferred Stock, payable in 39,103 shares of Series B Preferred Stock.

      See note 5 regarding issuance of Series B Preferred Stock in connection with the Company's placement of junior subordinated notes in September 2008.

      Subsequent to September 30, the Company sold an additional $ 630,000 of New Notes, together with 50,400 shares of Series B Preferred Stock, for a total purchase price of $ 630,000. An aggregate of $2,585,000 principal amount of our junior subordinated notes due 2010 and 206,800 shares of Series B Preferred Stock were issued in the offering. (See Note 5 - Junior Subordinated Notes) In addition, in October 2008, holders of an aggregate of $2,900,000 of outstanding Old Notes issued in May and June 2008 exchanged their Old Notes for an equal principal amount of New Notes, plus 232,000 shares of Series B Preferred Stock.

      As of September 30, 2008, there were outstanding 1,022,840 shares of Series B Preferred Stock. The shares of Series B Preferred Stock outstanding at September 30, 2008 are convertible into 36,455,942 shares of common stock.

Note 7. SHARE-BASED COMPENSATION ARRANGEMENTS

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the nine months ended September 30, 2008 and 2007, options to purchase 25,000 and 2,280,000 shares, respectively were granted.

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

      At September 30, 2008 and 2007, options to purchase 3,838,000 and 2,496,666 common shares are vested and exercisable, respectively. The weighted average exercise price of exercisable options at September 30, 2008 was $0.30 per share.

      During the nine months ended September 30, 2008, the Company issued 140,000 shares of its common stock to key employees under the 2005 Stock Incentive Plan. The compensation expense, measured at the closing price on the date of grant, approximately $34,000, was charged to expense in the three months ended March 31, 2008 as there is no future service period or vesting required.

      On April 11, 2008, the Company granted each of its four non-management directors an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 vesting immediately and exercisable for the next five years. The costs associated with these options was approximately $68,000 and is recorded in the nine months ended September 30, 2008. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1, 200,000 options in the aggregate, will be exercisable at a per share price of $0.225.

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

Note 9. SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

      One customer accounted for approximately 49% and 57% of net sales for the three months ended September 30, 2008 and 2007, respectively, and approximately 51% and 61% of net sales for the nine months ended September 30, 2008 and 2007, respectively. Amounts receivable from this customer at September 30, 2008 and 2007 were approximately $999,000 or 26% of net receivables and $1,497,000 or 29% of net receivables respectively.

      As a result of the acquisitions made in April 2007 of Sigma and in August 2007 of Welding, the Company now operates in three segments. Financial information about the Company's operating segments for the three and nine months ended September 30, 2008 and 2007 as required under Statement of Financial Accounting Standard 131 is as follows:

                  Three months ended September 30, (unaudited)
                  --------------------------------------------
                                                    2008             2007
                                                ------------     ------------
                                                                 (as restated)
      AIM:
                   Net sales                    $  7,988,000     $  8,940,000
                   Gross profit                    1,045,000        2,645,000
                   Pre tax income (loss)            (308,000)       1,331,000
                   Assets                         32,732,000       31,225,000
      Sigma:
                   Net income (loss) From
                   Discontinued Operations        (6,274,000)         301,000
                   Assets held for Sale            4,173,000       10,900,000
      Welding:
                   Net sales                         882,000          512,000
                   Gross profit                      406,000          235,000
                   Pre tax income                     24,000          127,000
                   Assets                          8,360,000        6,719,000
      Corporate:
                   Net sales                              --               --
                   Gross profit                           --               --
                   Pre tax income (loss)          (2,963,000)        (947,000)
                   Assets                         15,301,000       24,021,000
      Consolidated:
                   Net sales                       8,870,000        9,452,000
                   Gross profit                    1,451,000        2,880,000
                   Net income (loss) From
                   Discontinued Operations        (6,274,000)         301,000
                   Pre tax income (loss)          (3,247,000)         511,000
                   Benefit (provision) for
                   taxes                             659,000         (206,000)
                   Net income (loss)              (8,862,000)         606,000
                   Elimination of assets         (15,393,000)     (24,715,000)
                   Assets                       $ 45,173,000     $ 48,150,000

                         Nine months ended September 30, (unaudited)
                         -------------------------------------------
                                                      2008             2007
                                                  ------------     ------------
                                                                   (as restated)
      AIM:
                   Net sales                      $ 24,443,000     $ 24,634,000
                   Gross profit                      5,740,000        6,496,000
                   Pre tax income                    2,067,000        3,272,000
      Sigma:
                   Net income (loss) from
                   Discontinued Operations          (6,600,000)         209,000
      Welding:
                   Net sales                         2,899,000          512,000
                   Gross profit                      1,334,000          235,000
                   Pre tax income                       98,000          127,000
      Corporate:
                   Net sales                                --               --
                   Gross profit                             --               --
                   Pre tax income                   (5,125,000)      (2,244,000)
      Consolidated:
                   Net sales                        27,342,000       25,146,000
                   Gross profit                      7,074,000        6,731,000
                   Net income (loss) from
                   Discontinued Operations          (6,600,000)         209,000
                   Pre tax income (loss)            (2,960,000)       1,156,000
                   Benefit (provision) for taxes       666,000         (720,000)
                   Net income (loss)              $ (8,894,000)    $    645,000

Note 10. DISCONTINUED OPERATIONS

      The Company's financial statements reflect Sigma as discontinued operations. The results of operations of this entity is treated as income from discontinued operations, net of tax, and separately stated on the Condensed Consolidated Statements of Operations below income (loss) from continuing operations.

      During the period ended September 30, 2008, the Board of Directors of the Company elected to discontinue the operations of Sigma. Operations were discontinued on October 31, 2008, when the Company came to an agreement in principle to sell certain assets of Sigma to the former owners of Sigma ("Purchasers"), from whom the Company purchased Sigma in April 2007.

      The Company agreed to consign the remaining physical inventory of approximately $2 million to the Purchasers, who guaranteed the sale of same in a period no longer than 12 months. The Company also agreed to honor the employment contracts of the Purchasers until December 31, 2008. All other employees were terminated on October 31, 2008. Additionally, the Purchasers exchanged their promissory notes, which carried an outstanding balance of approximately $638,000, for 58,500 shares of Series B Preferred Stock. As of October 31, 2008, Sigma had approximately $2.2 million, not including allowance for bad debt, in receivables and $3.0 million in accounts payable. The aggregate loss resulting from the initial write down of the discontinued operations for the nine months ended September 30, 2008 was $(6,600,000).

      The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2008 and 2007:

                                                       3 Months Ended                 9 Months Ended
                                                  09/30/08        09/30/07       09/30/08        09/30/07
                                                -----------     -----------    -----------     -----------
Net sales                                       $ 2,226,000     $ 3,393,000    $ 9,781,000     $ 6,178,000
Cost of sales                                     2,376,000       2,226,000      8,480,000       4,388,000
                                                -----------     -----------    -----------     -----------
Gross profit                                       (150,000)      1,167,000      1,301,000       1,790,000
Operating costs and expenses                      2,349,000         827,000      4,084,000       1,516,000
                                                -----------     -----------    -----------     -----------
Income (loss) from operations                    (2,499,000)        340,000     (2,783,000)        274,000
Interest and financing costs                          8,000          39,000         50,000          65,000
Write-off of Goodwill                             1,550,000              --      1,550,000              --
Write-off of Intangibles                          3,329,000              --      3,329,000              --
                                                -----------     -----------    -----------     -----------
Income (loss) before income taxes                (7,386,000)        301,000     (7,712,000)        209,000
Benefit (Provision) for income taxes              1,112,000              --      1,112,000              --
                                                -----------     -----------    -----------     -----------
Net income (loss)                               $(6,274,000)    $   301,000    $(6,600,000)    $   209,000
                                                -----------     -----------    -----------     -----------

Note 11. Subsequent events

Sale of additional New Notes and exchange of Old Notes for New Notes

Subsequent to September 30, the Company sold an additional $630,000 principal amount of New Notes, together with 50,400 shares of Series B Preferred Stock, for a total purchase price of $ 630,000. An aggregate of $2,585,000 principal amount of junior subordinated notes due 2010 and 206,800 shares of Series B Preferred Stock were issued in the offering. In addition, in October 2008, holders of an aggregate of $2,900,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes, plus 232,000 shares of Series B Preferred Stock. The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the New Notes is 1% per month (12% per annum).

Service of Restraining Notice by HSM - Blair

      The Company has ceased its efforts to acquire HSM- Blair. On November 3, 2008, the Company was served with an Information Request and Restraining Notice by Blair as part of Blair's efforts to collect on the $350,000 Confession of Judgment issued by the Company to secure its agreement to reimburse the shareholders of HSM - Blair for certain expenses incurred in connection with the acquisition. The Company had previously accrued the $350,000 for this liability at September 30, 2008 which amount is included in general and administrative expenses in the accompanying Condensed Consolidate Statement of Operations. The Company and the principals of Blair have reached an agreement in principle under which the Company will satisfy $100,000 of this obligation through the issuance of its Series B Preferred Stock having a face value of $100,000 and to pay the balance over six months.

Extension and reduction of principal amounts payable to the former owners of Welding

      The Company has been in discussions with the former shareholders of Welding to extend and reduce the principal payments of the promissory note issued in the acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Air Industries Machining Corp. ("AIM") manufactures aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During 2007, approximately 85% of our revenues were derived from sales of parts and assemblies for military applications. The majority of our sales, however, are to other military contractors and direct sales to the military (U.S. and NATO) are only a minor portion of our business. We have evolved from being a manufacturer of individual parts to being a manufacturer of subassemblies (i.e. being an assembly constructor) and being an engineering integrator.

      We currently produce over 2,400 individual products (SKU's). These products are produced and assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, flight controls, arresting gears, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      In the second and third quarters of fiscal 2007 we completed two acquisitions as part of our plan to capitalize on our relationships in the aerospace industry. Through our Sigma Metals subsidiary we became a specialty distributor of strategic metals, primarily aluminum, stainless steels of various grades, titanium and other exotic end user specified materials sourced from suppliers throughout the world, and through Welding a provider of specialty welding services. Our metals products are sold throughout the world to prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and various subcontractors to aerospace manufacturers. Our welding services and products are provided to similar customers in the United States.

      Sigma's results in 2008 began to deteriorate and we concluded that to revive the business would require a significant investment. As discussed in more detail below, our working capital and liquidity remain constrained and during the third quarter of 2008 we made the decision to discontinue the operations of Sigma.

      During the first half of 2008, and continuing into the third quarter, we were attempting to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). During the third quarter of 2008, management determined to cease its efforts to acquire Blair-HSM. As a result, we expensed approximately $838,000 in previously capitalized costs relating to the acquisition and $350,000 for possible expenses associated with the confession of judgment we delivered to the shareholders of Blair-HSM to secure our agreement to reimburse them for certain expenses incurred in connection with the acquisition.

      We are engaged in an ongoing effort to position ourselves to win large, long-term and higher margin contracts. During 2007, and continuing in 2008, we devoted substantial funds (approximately $1.5 million in 2007 and $810 thousand thus far in 2008) for new projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies. We began delivering the first articles for the Joint Strike Fighter ("JSF") program during December 2006, and we expect to make deliveries for the CV (Navy) version by the end of December 2008. We delivered our first articles for A380 assemblies in June 2008. We also have submitted proposals for gear housing assemblies and throttle quadrants as part of the BlackHawk helicopter program but we do not have firm orders for these parts.

Liquidity Concerns. The Company continues to experience liquidity difficulties. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations.

      To supplement our working capital, in June 2008 we sold $2,950,000 principal amount of our junior subordinated notes (the "Old Notes"), together with 983,324 shares of our common stock, to accredited investors for total cash consideration of $2,950,000 in a private placement. In September 2008, to address our liquidity concerns and to provide additional working capital, we sold an additional $1,955,000 principal amount of junior subordinated notes, (the "New Notes") together with 156,400 shares of our Series B Preferred Stock, in a private placement for a total purchase price of $1,955,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum).

      Subsequent to September 30, we sold an additional $630,000 principal amount of New Notes, together with 50,400 shares of Series B Preferred Stock for a total purchase price of $ 630,000. An aggregate of $2,585,000 principal amount of our junior subordinated notes due 2010 and 206,800 shares of our Series B Preferred Stock were issued in the offering. In addition, in October 2008, holders of an aggregate of $2,900,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes, plus 232,000 shares of Series B Preferred Stock. The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the New Notes is 1% per month (12% per year).

      Nevertheless, we remain highly leveraged and dependent on our bank lenders for additional financing and are continuing to experience liquidity constraints arising from
      o Costs associated with our acquired businesses which have not yet attained anticipated operating results, including Sigma which has been discontinued
      o     Costs associated with an inventory build-up in anticipation of sales
      o     Costs incurred in connection with the efforts to acquire Blair-HSM.

      These liquidity constraints became very acute during the third quarter of 2008, and negatively affected our revenues and gross margin. Our liquidity difficulties affected our operations at AIM, Sigma Metals and Welding. Because we were unable to purchase parts and raw materials on a timely basis, our production of products was interrupted and shipments to customers delayed. This reduced revenues at AIM. Gross Margin also was affected as our production lines were frequently stalled awaiting delivery of raw materials or parts causing labor cost inefficiencies.

      While management is working towards and expects a return to more timely delivery of product to customers and to gross margins in line with historical results, we continue to experience liquidity difficulties. There can be no assurance that we will be able to generate sufficient cash flow from operations or obtain additional financing to the extent required for our working capital needs.

Discontinued Operations:

      During the quarter ended September 30,2008, the Company's Board of Directors approved the discontinuance of operations at Sigma Metals Inc., a wholly owned subsidiary. (See note 10 to the condensed consolidated financial statements included elsewhere in this report.) Accordingly, Sigma's results of operations have been reported as discontinued operations for all periods presented. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

The below table indicates the results of operations for Sigma Metals for the three and nine month periods ended September 30, 2008 and 2007, respectively.

                                                     Three Months Ended             Nine Months Ended
                                                  09/30/08        09/30/07       09/30/08        09/30/07
                                                -----------     -----------    -----------     -----------
Net sales                                       $ 2,226,000     $ 3,393,000    $ 9,781,000     $ 6,178,000
Cost of sales                                     2,376,000       2,226,000      8,480,000       4,388,000
                                                -----------     -----------    -----------     -----------
Gross profit                                       (150,000)      1,167,000      1,301,000       1,790,000
Operating costs and expenses                      2,349,000         827,000      4,084,000       1,516,000
                                                -----------     -----------    -----------     -----------
Income (loss) from operations                    (2,499,000)        340,000     (2,783,000)        274,000
Interest and financing costs                          8,000          39,000         50,000          65,000
Write-off of Goodwill                             1,550,000              --      1,550,000              --
Write-off of Intangibles                          3,329,000              --      3,329,000              --
                                                -----------     -----------    -----------     -----------
Income (loss) before income taxes                (7,386,000)        301,000     (7,712,000)        209,000
Benefit (Provision) for income taxes              1,112,000              --      1,112,000              --
                                                -----------     -----------    -----------     -----------
Net income (loss)                               $(6,274,000)    $   301,000    $(6,600,000)    $   209,000
                                                -----------     -----------    -----------     -----------

Three months ended September 30, 2008

      Net sales at Sigma decreased by $ 1,167,000 or 34.4 % for the three months ended September 30, 2008 to $2,226,000 from $ 3,393,000 for the three months ended September 30, 2007. Gross Margin was $ (150,000) for the three months ended September 30, 2008, compared with $ 1,167,000 in the for the three months ended September 30, 2007.

      Income (loss) before income taxes at Sigma was $ (7,386,000) for the three months ended September 30, 2008; a decrease of $7,687,000 or 2554 % compared with $ 301,000 for the three months ended September 30, 2007. Net income (loss) for the three months ended September 30, 2008, decreases primarily due to a charge for the write-off of goodwill in the amount of $1,550,000, the write-off of intangible assets in the amount of $3,329,000, and an increase in the reserve for bad debts in the amount of $1,200,000 taken for all receivables exceeding 90 days due to the discontinuance of operations.

Nine months ended September 30, 2008

      Net sales at Sigma for the nine months ended September 30, 2008 were $ 9,781,000 as compared to $6,178,000 for the period April 16, 2007 (the date of acquisition) to September 30, 2007. Gross margin for the nine months ended September 30, 2008 was approximately $ 1,301,000 or 13.3% of sales as compared with gross margin of approximately $1,790,000 or 29% of sales for the period April 16, 2007 to September 30, 2007.

      Net loss before income taxes at Sigma for the nine months ended September 30, 2008 was approximately $ (7,712,000) including a charge for the write-off of goodwill in the amount of $1,550,000, and the write-off of intangible assets in the amount of $3,329,000. Additionally a reserve for bad debt in the amount of $1,200,000 taken for all receivables exceeding 90 days due to the discontinuance of operations. Net income for the period April 16, 2007 to September 30, 2007 was approximately $ 209,000.

Continuing Operations

Three months ended September 30, 2008 compared with three months ended September 30, 2007 (as restated)

      Consolidated net sales for the three months ended September 30, 2008 decreased by $ 582 thousand or (6%) to $ 8.870 million as compared to $ 9.452 million for the three months ended September 30, 2007. Due to the constraint on capital, AIM was unable to maintain a consistent delivery level preventing AIM from reducing its significant backlog.

--------------------------------------------------------------------------------
Net Sales             2008             2007            Change               %
--------------------------------------------------------------------------------
AIM                $7,988,000       $8,940,000       $ (952,000)         -10.65%
--------------------------------------------------------------------------------
Welding               882,000          512,000          370,000           72.27%
--------------------------------------------------------------------------------
Consolidated       $8,870,000       $9,452,000       $ (582,000)          -6.16%
--------------------------------------------------------------------------------

      We completed the acquisition of our welding operations (Welding) on August 26, 2007; consequently, the results of operations of Welding are included in operations for the entire nine month period ended September 30, 2008. For the three and nine month periods ended September 30, 2007, Welding's results are included only for the period August 27, 2007 through September 30, 2007. As such the comparison of results for these periods has limited value in assessing the performance of Welding.

      We continue to see growth in customer demand as our 18 month backlog at our AIM business grew to approximately $54.3 million at September 30, 2008 compared to approximately $33.6 million at September 30, 2007 and continue to strive to coordinate production and shipping schedules to maximize revenues and avoid increased inventories.

      One customer accounted for approximately 49% and 57% of net sales for the three months ended September 30, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at September 30, 2008 and 2007 were approximately $999,000 or 26% of net accounts receivable and $1,497,000 or 29% of net accounts receivable, respectively.

      Consolidated gross profit for the three months ended September 30, 2008 declined by $ 1.429 million or (50%) to $1.451 million. Gross profit as a percentage of revenue totaled 16.36% of sales for the three months ended September 2008 as compared with 30.5% for the prior year. Management believes that the decline in gross profit for the period results from interruptions in the delivery of raw materials and parts arising from the Company's liquidity constraints experienced during the third quarter of 2008 which prevented us from delivering product to our customers. Additionally, management believes that as a result of deficiencies at AIM in measuring its labor costs and properly allocating such costs among work-in-progress (inventory),cost of goods sold-direct expensed labor and general and administrative expenses, there may be discrepancies between its gross profit margin from period to period. Management is in the process of developing a plan to resolve these issues in the most expedient manner possible. Welding Metallurgy continues to enjoy significant gross margins and has begun the implementation of Vantage ERP system to have a clearer picture of available processes and cost savings that can be driven from the manufacturing process.

                     Three months ended September 30,
Gross profit              2008               2007          Increase/Decrease  %
------------------  ----------------  -----------------  -----------------------
AIM                 $      1,045,000          2,645,000   (1,600,000)       -60%
Welding                      406,000            235,000      171,000         73%
                    ----------------  -----------------  -----------------------
Consolidated        $      1,451,000  $       2,880,000  $(1,429,000)       -50%
                    ----------------  -----------------  -----------------------

      As a result of the above factors, income (loss) from operations decreased by approximately $3.412 Million to a loss of approximately $2.434 million in the three months ended September 30, 2008 as compared to income of approximately $978 thousand for the three months ended September 30, 2007.

      Operating costs increased by $1.983 million (104%) to $3.885 million in the three months ended September 30, 2008 compared to $1.9 million in the three months ended September 30, 2007. The principal components of the increase include:
      - Operating Costs at Welding Metallurgy increased by $148,000 (137%) to $256,000. We did not own Welding Metallurgy for the entire three month period ended September 30, 2007.
      - Operating Costs at AIM increased by $74,000 (7%) to $1,069,000 from $995,000 for the three months ended September 30, 2008 and 2007 respectively.
      - Operating Costs at AIRI increased by $1,761,000 (220%) to $2,560,000 from $799,000 for the three months ended September 30, 2008 and 2007 respectively. This increase is attributable to approximately $1.1 million of pre-acquisition costs that were expensed during the quarter based on the Company's decision to cease its efforts to acquire Blair-HSM, $268 thousand for a charge related to a consulting agreement with the former Chairman of the Board as part of his severance agreement and $150,000 for consultants required by our primary lender PNC Bank in the review and development of new covenants.

      Interest and financing costs consist of interest paid and accrued as well as amortization of debt discount resulting from recording debt obligations at fair value. Interest and financing costs increased by approximately $382 thousand (87%) to approximately $823 thousand in the three months ended September 30, 2008 compared $441 thousand for the three months ended September 30, 2007. The principal reason for the increase is the higher debt levels (approximately $24.8 million) associated with our acquisitions of Sigma and Welding in the second and third quarters of 2007 and the Junior Subordinated Notes we issued in June 2008 and September 2008. This increase was partially offset by lower interest rates on our bank and term debt where the interest rate declined to approximately 7.25% at September 30, 2008 compared to approximately 7.5% at September 30, 2007. If interest rates continue to decline as they have recently it would have a positive impact our interest expense as compared to 2007, but that benefit would be largely or totally offset by our increased borrowings.

      As a result of the above factors, loss from continuing operations increased by approximately $3,758,000 (735%) to approximately $3,247,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

      The benefit for income taxes was approximately $659 thousand in the three months ended September 30, 2008 compared to a provision of approximately $206 thousand in the three months ended September 30, 2007. The Company computes its income tax provision or benefit according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions results primarily from expenses which will never be deductable due to basis differences at the acquired companies and stock compensation and other charges that are not deductable.

      As a result of the factors described above, net loss from continuing operations increased by approximately $2.893 million to a net loss of approximately $2.588 million in the three months ended September 30, 2008 compared to net income of approximately $305 thousand in the three months ended September 30, 2007.

      The dividend attributable to our Series B Preferred Stock during the three months ended September 30, 2008 increased our net loss attributable to common stockholders for the quarter by approximately $157,000 to a loss of $9,019,000.

      Nine months ended September 30, 2008 compared with nine months ended September 30, 2007 (as restated)

      Consolidated net sales for the nine months ended September 30, 2008 increased by approximately $2.2 million (9%) over the nine months ended September 30, 2007. Revenues at AIM decreased slightly to $ 24.4 million for the nine months ended September 2008 from $ 24.6 million for the nine months ended September 2007. Revenues at Welding totaled $ 2.9 million for the nine months ended September 2008 as compared to only $512 thousand for the nine months ended September 2007. Welding was acquired on August 26, 2007 and as such only one-month of revenue is included in the 2007 results.

                      Nine Months Ended September 30, 2008
Net Sales                 2008               2007          Increase/Decrease  %
------------------  ----------------  -----------------  -----------------------
AIM                 $     24,443,000         24,634,000     (191,000)        -1%
Welding                    2,899,000            512,000    2,387,000        466%
                    ----------------  -----------------  -----------------------
Consolidated        $     27,342,000  $      25,146,000  $ 2,196,000          9%
                    ----------------  -----------------  -----------------------

      One customer accounted for approximately 51% and 61% of net sales for the nine months ended September 30, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at September 30, 2008 and 2007 were approximately $999,000 or 26% of net accounts receivable, and $1,497,000 or 29% of net accounts receivable, respectively.

      Consolidated gross profit for the nine months ended September 30, 2008 increased by approximately $343 thousand or 5% to approximately $ 7.074 million for the nine months ended September 2008, as compared to gross profit of $ 6.731 million for the nine months ended September 2007. Gross profit at AIM declined by approximately $ 756 thousand or (12%) to $ 5.740 million for the nine months ended September 2008, as compared to $ 6.496 million (as restated) for the prior year. Gross profit at Welding increased by $ 1.099 million for the nine months ended September 2008. This increase reflects the inclusion of only month of results for the nine months ended September 2007:

                      Nine months ended September 30,
Gross profit              2008               2007          Increase/Decrease  %
------------------  ----------------  -----------------  -----------------------
AIM                 $      5,740,000          6,496,000     (756,000)       -12%
Welding                    1,334,000            235,000    1,099,000        468%
                    ----------------  -----------------  -----------------------
Consolidated        $      7,074,000  $       6,731,000  $   343,000          5%
                    ----------------  -----------------  -----------------------

      Management believes that the decline in gross profit for the period results from interruptions in the delivery of raw materials and parts arising from the Company's liquidity constraints experienced during the third quarter of 2008, Additionally, management believes that at AIM significant operational issues revolving around the capturing of direct labor to WIP exist and have been a significant cause for the decline in gross margin and efforts will continue to develop a plan of action and implementation of this plan to resolve these issues in the most expedient manner possible. Welding Metallurgy continues to enjoy significant gross margins and has begun the implementation of Vantage ERP system to have a clearer picture of available processes and cost savings that can be driven from the manufacturing process.

Operating costs increased by $3.630 million (77%) to $8.457 million in the nine months ended September 30, 2008 compared to $4.727 million in the nine months ended September 30, 2007. The principal components of the increase include the following:
      - Operating Costs at Welding Metallurgy increased by $714,000 (661%) to $822,000. We did not own Welding Metallurgy for the entire nine month period ended September 30, 2007.
      - Operating Costs at AIM increased by $426,000 (17%) to $2,988,000 from $2,562,000 for the nine months ended September 30, 2008 and 2007 respectively.
      - Operating Costs at AIRI increased by $2,498,000 (121%) to $4,554,000 from $2,056,000 for the nine months ended September 30, 2008 and 2007 respectively. This increase is attributable to approximately $1.1 million of pre-acquisition costs that were expensed during the quarter based on the Company's decision to cease its efforts to acquire Blair-HSM, $268 thousand for the expensing of severance to the former Chairman of the Board, $150,000 for consultants required by our primary lender PNC Bank in the review and development of new covenants, and additional professional fees of approximately $300,000 for legal and accounting services.

      Interest and financing costs consist of interest paid and accrued as well as amortization of debt discount resulting from recording debt obligations at fair value. Interest and financing costs increased by approximately $873 thousand (105%) to approximately $1,699 thousand in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The principal reason for the increase is the higher debt levels (approximately $24.8 million) associated with our acquisitions of Sigma and Welding in the second and third quarters of 2007 and the junior subordinated notes we issued in June 2008 and September 2008. This increase was partially offset by lower interest rates on our bank and term debt which were approximately 7.25% at September 30, 2008 as compared to approximately 7.5% at September 30, 2007. If interest rates continue to decline it would have a positive impact on our interest expense as compared to 2007, but that benefit would be largely or totally offset by our increased borrowings.

      As a result of the above factors, loss from continuing operations increased by approximately $4,116,000 (356%) to approximately $2,960,000 in the nine months ended September 30, 2008 compared to income of $1,156,000 for the nine months ended September 30, 2007.

      The benefit for income taxes was approximately $666 thousand in the nine months ended September 30, 2008 compared to a provision of approximately $720 thousand in the nine months ended September 30, 2007. The Company computes its income tax provision or benefit according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions and benefits results primarily from state income tax and valuation allowance, and expenses which will never be deductable due to basis differences at the acquired company (Sigma) and stock compensation and other charges that are not deductable.

      As a result of the factors described above, net loss from continuing operations increased by approximately $2.73 million to a net loss of approximately $2.294 million in the nine months ended September 30, 2008 compared to net income of approximately $436 million in the nine months ended September 30, 2007.

      In April and May of 2007, we issued shares of our Series B Preferred Stock. The dividend attributable to our Series B Preferred Stock during the nine months ended September 30, 2008 increased our net loss attributable to common stockholders for the quarter by approximately $456,000 to a loss of $9,350,000.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      Liquidity Concerns. The Company continues to suffer as a result of its extreme lack of liquidity. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations. As of September 30, 2008, the Company's indebtedness was approximately $25,433,000, including approximately $15,100,000 payable to its bank lenders secured by substantially all its assets. The Company was in default of certain covenants in the agreements with its bank lenders as of the end of September and October 2008. The Company has been attempting to negotiate new covenants with its bank lenders. Nevertheless, as long as the Company remains in default of its covenants, its bank lenders could elect to cease lending money to the Company. Because the Company is required to maintain a "lock box" account with its bank lenders into which substantially all of the Company's cash receipts are paid, if its bank lenders were to cease lending, the Company would lack the funds to continue its operations. The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $4,905,000 between May and the end of September 2008, and of approximately $630,000 during October 2008. The receipt of these gross proceeds did not alleviate the Company's liquidity crisis and the Company's bank lenders elected to reduce availability by $900,000 upon receipt of these funds. The Company's bank debt matures in the fourth quarter of 2009. There can be no assurance that the Company's lenders will agree to extend their loans and, in the absence of significant improvement in the Company's results of operations, it is not likely that the Company will be able to refinance its bank indebtedness with another lender. To alleviate its liquidity difficulties, the Company is seeking to sell certain of the assets and the operations of its Sigma business and extend the payment terms of its indebtedness to the former owners of Welding. The Company also has ceased its efforts to acquire Blair-HSM. In addition, due to its liquidity difficulties, the Company has issued, and will likely continue to issue, additional shares of its Series B Preferred Stock in lieu of payment of cash dividends on its Series B Preferred Stock, which will dilute the equity ownership and voting power of holders of its Common Stock. Nevertheless, the ability of the Company to maintain its current level of operations is subject to the cooperation of its bank lenders and other parties which hold its notes. If the Company's bank lenders were to reduce the amounts loaned to the Company, the Company would have no choice other than to reduce it operations and seek to liquidate certain assets. Any forced liquidation of assets would likely yield less than the amounts at which such assets are valued by the Company. See the discussion of "Risk Factors" under Item 1A of Part of this report.

      Our measures of liquidity include the following:

                                     September 30,   December 31,
                                         2008            2007          Change
                                      (unaudited)

            Cash                               --             --             --
            Working Capital             4,636,000     10,950,000     (6,314,000)
            Revolving Loan Balance     10,641,000     11,332,000       (691,000)

We continue to experience liquidity constraints due to:
            o Costs associated with our acquired businesses which have not yet attained anticipated operating results, including Sigma which has been discontinued,
            o Costs associated with an inventory build-up in anticipation of sales,
            o Costs incurred in connection with our efforts to acquire Blair-HSM, which ceased in September 2008, and
            o Inability to timely produce and ship products at AIR as a result of disruptions due to delays in receiving inventory.

      With the cessation of efforts to acquire Blair-HSM as well as the disposition of Sigma, we have now refocused our efforts on managing our core business at AIM and at Welding. We have begun initiatives to:

      1) Reduce General and Administrative costs - beginning in June 2008, we implemented a cost reduction program designed to reduce and provide enhanced control of general and administrative expenses. These initiatives have included layoffs of personnel and elimination of management positions and a reduction in management compensation.
      2) Enhance liquidity - We have sold an additional $ 2.5 million in junior subordinated notes and preferred shares to increase our liquidity.
      3) Accelerate production - our liquidity issues have in part resulted in delays in our receiving raw materials and component parts, thus delaying our shipments to customers. With the recent increase in available funds we are accelerating the completion and shipment of product to customers.

      Our credit facility with PNC requires that all cash receipts (except those at Welding) be swept on a daily basis to our loan accounts reducing the loan balance. Therefore, at any point in time our book cash balances are zero.

      The revolving loan portion of the credit facility with PNC is for a maximum of $14,000,000 subject to periodic, usually monthly, calculations of borrowing availability under a borrowing base calculation. Daily cash collections of accounts receivable reduce the loan balance by 15% of the amount collected - the difference between the cash actually collected and the 85% previously billed and against which the bank advanced funds - and daily shipments to customers increase availability by 85% of the amount billed.

      We incurred debt financing and issued the preferred stock indicated below to support our acquisitions of Sigma and Welding:

                                                                   September 30,
                                                                       2008          December 31,
                                                                    (unaudited)          2007
                                                                   -------------    -------------
      Note payable to former AIM shareholder                       $     481,000    $     625,000
      Note payable to former Sigma shareholders                          638,000        1,216,000
      Note payable to former Welding shareholders                      2,000,000        2,000,000
      Additional purchase price payable to Welding shareholders           42,000          190,000
                                                                   -------------    -------------
           Total                                                       3,161,000        4,031,000
      Less: discount for imputed interest on Welding notes                    --          (92,000)
                                                                   -------------    -------------
      Notes payable to former shareholders                         $   3,161,000    $   3,939,000
                                                                   =============    =============

      To supplement our working capital, in June 2008 we sold $2,950,000 principal amount of our junior subordinated notes (the "Old Notes"), together with 983,324 shares of our common stock, to accredited investors for total cash consideration of $2,950,000 in a private placement. When the junior subordinated notes were issued, SCCF requested and PNC blocked our ability to utilize certain collateral in the amount of $ 900 thousand. Because of the nature of the line of credit, it is classified with current liabilities. This blocking had the effect of reducing the availability of cash resulting from the issuance of the junior subordinated notes.

      In September 2008, to address our liquidity concerns and to provide additional working capital, we sold an additional $1,955,000 of principal amount of junior subordinated notes, (the "New Notes") together with 156,400 shares of our Series B Preferred Stock, in a private placement for a total purchase price of $1,955,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum).

      Subsequent to September 30, we sold an additional $630,000 principal amount of New Notes, together with 50,400 shares of Series B Preferred Stock for a total purchase price of $ 630,000. An aggregate of $2,585,000 principal amount of our junior subordinated notes due 2010 and 206,800 shares of our Series B Preferred Stock were issued in the offering. In addition, in October 2008, holders of an aggregate of $2,900,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes, plus 232,000 shares of Series B Preferred Stock. The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the New Notes is 1% per month (12% per year).

      A summary of our contractual obligations as of September 30, 2008 is included in the table below:

                                                                             Payments Due By Period
                                                    -----------------------------------------------------------------------
                                                                    Less than                                    More than
Contractual Obligations                                Total         1 Year*       1-3 Years     3-5 Years        5 Years
------------------------------------------------    -----------    -----------    -----------    -----------    -----------
Long-term debt and capitalized lease obligations    $24,843,000    $18,287,000    $ 6,556,000    $        --    $        --
Operating lease obligations ....................     18,250,000      1,060,000      3,300,000      3,500,000     10,390,000
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL ..........................................    $43,093,000    $19,347,000    $ 9,856,000    $ 3,500,000    $10,390,000
                                                    ===========    ===========    ===========    ===========    ===========

* Includes revolving and term loans that are due in 2009 but the loan agreements has a "subjective acceleration clause" that permits the lender to demand payment at any time (see Note 5 to condensed consolidated financial statements).

      In April 2008, we prepaid approximately $0.25 million of the Sigma seller notes. As a result of our increased debt described above, interest expense has risen to approximately $823 thousand and approximately $1.699 million in the three and nine months ended September 30, 2008, respectively, compared to approximately $441 thousand and approximately $826 thousand in the three and nine months ended September 30, 2007.

      During 2007, and continuing in the first nine months of 2008, we devoted substantial funds (approximately $1.5 million in 2007 and 810 thousands in 2008) to engineering costs and manpower as part of an ongoing effort to participate in several significant long-term, higher margin projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies in the future.

      During the nine months ending September 2008 inventories increased for the group by approximately $3.585 million (20%). This increase resulted in part from the use of our production capacity at AIM to manufacture products whose delivery dates have been pushed back and a shift in the nature of production at Welding. The inventories per entity were as follows:

                       September 30,      December 31,
Inventory                  2008               2007          Increase          %
------------------  -----------------  -----------------  ----------------------
AIM ........        $      20,624,000  $      17,634,000  $ 2,990,000        17%
Welding ....                  931,000            606,000      325,000        54%
Consolidated        $      21,555,000  $      18,240,000  $ 3,315,000        18%

      Inventory owned by Sigma is classified in assets held for sale on the accompanying condensed consolidated balance sheet. At September 30, 2008 and December 31, 2007 the value of the inventory owned by Sigma was $2,742,000 and $3,580,000, respectively.

      The increase in our inventory levels, coupled with our decision to fund engineering and other costs to secure future higher margin projects and the costs associated with our efforts to acquire Blair-HSM have strained our working capital negatively impacting our liquidity and consequently our ability to work on all of the projects in-house.

      The debt service associated with the junior subordinated notes and our other debt obligations is substantial and will impair our ability to operate our business. Further, until our liquidity improves significantly we will continue to pay the 7% dividend on the outstanding shares of Series B Preferred Stock in additional shares of Series B Preferred Stock rather than cash. Issuing additional shares of Series B Preferred Stock will dilute the equity and voting interests of holders of our common stock.

      In order to enhance our liquidity we are undertaking several initiatives. In an effort to reduce our inventory levels at AIM we are focusing on projects with immediate and confirmed delivery dates, and we have implemented a cost reduction programs related to general and administrative expenses. We have been in discussions with the former shareholders of Welding to extend and reduce the amount of the principal payments of the promissory note issued in that acquisition.

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

      Our then Chief Financial Officer's employment with the Company was terminated in September 2008.

      The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our controller who has been performing the functions of a chief financial officer until a successor is named, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our controller have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

      Certain of the deficiencies that exist in our disclosure controls and procedures as of September 30, 2008, are those that were initially noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Specifically, as of September 30, 2008, there remained certain weaknesses in our staffing and our internal controls over financial reporting that have prevented us from accurately processing our accounts so as to be able to report our results on a timely basis. Moreover, management believes that as a result of our weaknesses, there exist deficiencies at AIM in measuring labor costs and properly allocating such costs between work-in-progress (inventory) and current cost of sales. Management is in the process of developing and implementing a plan to resolve these issues in the most expedient manner possible. Welding Metallurgies continues to enjoy significant gross margins and has begun the implementation of our Vantage ERP system to have a clearer picture of available processes and cost savings that can be driven from the manufacturing process.

      (b) Changes in Internal Control Over Financial Reporting. We initially determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2007 in that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries and that we had insufficient staffing in our accounting department. These weaknesses have continued to manifest themselves in deficiencies in our reporting systems. To remediate these weaknesses, during the three months ended September 30, 2008 we (a) increased the attention to the reporting of our operating subsidiaries and began the process of installing a centralized reporting and control system and Welding (b) recruited an additional member of the Controller's group to assist us in the timely preparation of our filings under the Exchange Act. Our remediation efforts are continuing and will continue until such time as we are timely and accurately reporting our financial results. Other than these changes, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      The Company has ceased of its efforts to acquire HSM- Blair. On November 3, 2008, the Company was served with an Information Request and Restraining Notice by Blair as part of Blair's efforts to collect on the $350,000 Confession of Judgment issued by the Company to secure its agreement to reimburse the shareholders of HSM - Blair for certain expenses incurred in connection with the acquisition. The Company had previously accrued the $350,000 for this liability at September 30, 2008, which amount is included in general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. The Company and the principals of Blair have reached an agreement in principle under which the Company will satisfy $100,000 of this obligation through the issuance of its Series B Preferred Stock having a face value of $100,000 and to pay the balance over six months.

Item 1A. Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2007 (the "2007 Form 10-K"), and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 under the caption "Risk Factors," the risk factors described below, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our condensed consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

      If any of the events described below or in the portions of this report, or our 2007 Form 10-K or Form 10-Qs referred to above actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly.

Risks Related to Our Indebtedness

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct our operations. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our existing indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

      We are highly leveraged. As of September 30, 2008, we had total indebtedness of approximately $25,433,000, including $15,100,000 payable to our bank lenders secured by substantially all our assets. Our interest expense for the three months ended September 30, 2008 was $823,000.

      Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our creditors,. For example, it could:

      o make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such other indebtedness;

      o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

      o increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

      o limit our flexibility in planning for, or reacting to, changes in our business and the aerospace industry; operate;

      o limit our junior subordinated note holders' rights to receive payments under the notes if secured creditors have not been paid; and

      o limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

Restrictions imposed by our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

      The terms of our senior secured credit facilities restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our and our subsidiaries' ability to:

      o     incur additional indebtedness;

      o pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

      o     make investments, loans, advances and acquisitions;

      o create restrictions on the payment of dividends or other amounts to us from our subsidiaries;

      o     sell assets, including capital stock of our subsidiaries;

      o     consolidate or merge;

      o     create liens; and

      o     enter into sale and lease-back transactions.

      In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

      Our lender maintains a lock box whereby our receipts are deposited directly into an account controlled by the lender.

      Our lender maintains a lock box whereby our receipts are deposited directly into an account controlled by the lender. Consequently, our ability to direct our funds to parties other than our lender is compromised.

      We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

      Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

      If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Risks Related to Our Issuance of Series B Preferred Stock in Lieu of Payment of Cash Dividends on Series B Preferred Stock

The issuance of shares of our Series B Preferred Stock in lieu of payment of cash dividends on our Series B Preferred Stock will reduce the equity interest and voting power of our common stockholders and reduce the amount available for distribution to holders of our common stock, if any, upon our liquidation and dissolution.

      Due to liquidity constraints, we have issued and expect to continue to issue shares of our Series B Preferred Stock in lieu of payment of cash dividends on our Series B Preferred Stock. To date we have issued an aggregate of 86,000 shares of Series B Preferred Stock in lieu of payment of cash dividends, which shares are convertible into an aggregate of 3,116,000 shares of our common stock. The issuance of the shares of Series B Preferred Stock in lieu of payment of cash dividends will dilute the equity interest of our common stockholders upon conversion of the Series B Preferred Stock. Since holders of Series B Preferred Stock vote together with holders of our common stock on matters presented to stockholders for approval not requiring a class vote, with holders of Series B Preferred Stock having a number of votes equal to the number of whole shares of common stock they may acquire upon conversion of the Series B Preferred Stock as of the record date for determining stockholders entitled to vote on those matters, the number and percentage of total votes which may be cast by holders of Series B Preferred Stock with respect to those matters will increase and thereby dilute the voting power of the holders of our common stock. In addition, the issuance of shares of Series B Preferred Stock in lieu of cash dividends on the Series B Preferred Stock will increase the total liquidation preference of the holders of the Series B Preferred Stock, thereby decreasing amounts available for distribution to common stockholders, if any, upon a liquidation and dissolution of our company.

      As a result of our recent liquidity difficulties, we have been engaged in negotiations with our bank lenders to relax and waive the terms of certain restrictive covenants in the agreements relating to our secured credit facility generally and specifically in connection with the sale of the business operations and assets of our Sigma Metals subsidiary. We cannot assure you that we will be successful in our negotiations with our bank lenders or that they will not seek to accelerate payment of the substantial indebtedness under our credit facilities.

Item 5. Other Information

      On August 25, 2008, General Ira Hunt resigned from the Board of Directors.

      On September 22, 2008, Louis Giusto, our Vice-Chairman and Chief Financial Officer, resigned from the Board of Directors. Subsequently, Mr. Giusto's employment as CFO of the Company was terminated .

      On September 22, 2008, in connection with the offering of the private placement of the New Notes and shares of Series B Preferred Stock, the Company granted Taglich Brothers, Inc., as placement agent,, the right to designate three members of the Board of Directors. Taglich Brothers, Inc. has designated, and the Board has appointed, Michael N.Taglich, Robert F. Taglich and Robert Schroeder as directors. Michael N. Taglich has been appointed Chairman of the Board.

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

Dated: November 19, 2008

                                      AIR INDUSTRIES GROUP INC.

                                      By: /s/ Peter D. Rettaliata
                                          -------------------------------------
                                          Peter D. Rettaliata
                                          President and Chief Executive Officer