Form 10-K/A
period 2007-12-31
AIR INDUSTRIES GROUP, INC.
filed 2009-10-16
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None

                                Explanatory Note

Air Industries Group, Inc. is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission on April 14, 2008, as amended on April 17, 2008 (the "Form 10-K"), to amend Item 8. Financial Statements and Supplementary Data to restate its statement of operations for that fiscal year to account for the "beneficial conversion feature" upon the issuance of its Series B Convertible Preferred Stock in April and May of 2007 in response to a letter from the Staff of the Securities and Exchange Commission dated August 29, 2008, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation to reflect the adjustment relating to that restatement. Additionally, during the preparation of the Company's December 31, 2008 consolidated financial statements, the Company discovered that certain expenses which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses and therefore both cost of goods sold and accounts payable and accrued expenses has been understated by a like amount. The aggregate effect is to reduce the net income of the Company for the year ended December 31,2007 and to reduce stockholders' equity of the Company at December 31, 2007. As a result of the restatement, Air Industries Group, Inc. had a net loss attributable to common stockholders of $(1,782,017), or $(0.03 per share), for the year ended December 31, 2007 instead of net income attributable to common stockholders of $233,858 or $0.00 per share, as previously reported in the Form 10-K. In addition, in connection with the filing of this amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

      Except as described above, no other changes have been made to the Form 10-K. All capitalized or other defined terms used in the Form 10-K have the same meaning in this amendment. This amendment continues to speak as of the date of the filing of the Form 10-K and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to that date. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part II, Items 7 and 8 are true or complete as of any date subsequent to the date of the filing of the Form 10-K.

                                     PART II

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

      The following table sets forth, for the periods indicated, certain components of our statements of operations

                             Year Ended December 31,
                             -----------------------
                                                      2007             2006
                                                  ------------     ------------
Air Industries Machining                            Restated
                    Revenue                       $ 34,088,056     $ 33,044,996
                    Gross Profit                     7,687,817        5,042,054
                    Pre Tax Income                   2,739,500        1,563,036
                    Assets                          31,304,053       24,576,329

Sigma Metals
                    Revenue                          9,890,659               --
                    Gross Profit                     2,781,253               --
                    Pre Tax Income                     303,996               --
                    Assets                          11,463,079               --

Welding Metallurgy
                    Revenue                          2,089,930               --
                    Gross Profit                     1,588,347               --
                    Pre Tax Income                   1,026,715               --
                    Assets                           8,425,658               --

Corporate
                    Revenue                                 --               --
                    Gross Profit                            --               --
                    Pre Tax Income                  (3,503,866)      (1,409,636)
                    Assets                          22,962,665        8,333,815

Consolidated
                    Revenue                         46,068,645       33,044,996
                    Gross Profit                    12,057,417        5,042,054
                    Pre Tax Income                     566,344          153,400
                    Provision for Taxes                365,319          489,969
                    Net Income                         201,025         (336,569)
                    Elimination of Assets          (23,865,005)      (8,017,962)
                    Assets                          50,290,040       24,892,182

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

      Gross profit was $12,057,417 in Fiscal 2007 (26.2% of net sales), compared to gross profit of $5,042,054 in Fiscal 2006 (15.3% of net sales). The increase in gross profit is primarily attributable to the revenues of Sigma Metals ($9,890,659) and Welding Metallurgy ($2,089,930). The increase in gross profit as a percentage of sales reflects the continuation of the shift in our production to higher margin military products.

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

      Income Before Provision for Income Taxes was $566,344 in Fiscal 2007, an increase of $412,944 (269%) from income before income taxes of $153,400 in Fiscal 2006. The increase in income during Fiscal 2007 resulted primarily from the impact on AIRI's business of the acquisitions of Sigma and Welding Metallurgy offset in part by expenses incurred by us to comply with our reporting obligations as a public entity.

      Provision for Income Taxes decreased to $365,319 for Fiscal 2007, as compared to $489,969 for Fiscal 2006, primarily reflecting the taxes payable as a result of our net income for the reasons discussed above.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      Since the PNC Loan Facility requires that all cash at our operating subsidiaries be swept on a daily basis to our loan accounts, at December 31, 2007 and December 31, 2006, we had no cash or cash equivalents. At December 31, 2007, we had working capital of $5,272,485 as compared to working capital of $4,911,354 as of December 31, 2006. This increase reflects the proceeds of the placement of our series B convertible preferred stock, offset by the cash used to acquire Sigma and Welding Metallurgy ($4,060,796 and $ 3,500,000 respectively) and our negative cash flows from operations during the year ended December 31, 2007. It should be noted that included in current liabilities is an aggregate of $16,488,000 payable to our bank lenders. Under the terms of our loan agreements these amounts are not payable until April 30, 2010 and August 24, 2010, respectively, but have been included in current liabilities due to the right of the banks to demand immediate repayment as a result of the subjective nature of the acceleration clause upon the occurrence of certain events, which management believes are not likely to occur, combined with the existence of a lockbox arrangement. We believe that our cash requirements for operations in the next twelve months will be met by revenues from operations, cash reserves, and amounts available under the PNC Loan Facility.

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

      We used $5,948,396 in operations during the year ended December 31, 2007. The use of cash in operations reflects an increase in inventory of $3,323,195, an increase in our deposits with vendors of $724,607 , a decrease in prepaid expenses of $47,643, and a decrease in our accounts payable and accrued expenses of $2,431,218. The increase in our inventory and decrease in our accounts payable noted above are associated with our pre-existing operations and do not reflect the changes resulting from the acquisitions of Sigma and Welding Metallurgy . The increase in the inventory in our pre-existing operations is primarily related to the need to support the increase in contractual business space for follow-on contracts in 2008 as well substantial activity in new business products. The additional increase in inventory reflected on our balance sheet results primarily from the acquisition of our metals and welding operations. The increase in deposits with vendors and decrease in accounts payable are due to advanced payment requirements imposed by certain suppliers of our pre-existing operations. As a result of efforts to reduce amounts due these suppliers, we anticipate that they may not require prepayments in the immediate future.

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

      During the year ended December 31, 2007, borrowings under the PNC Loan Facility increased by $6,305,477. These funds were used to reduce a trade payable ($2,431,218), for production engineering ($1,533,215), to purchase raw materials inventory ($1,186,256) and to pay taxes ($509,165).

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

Restatement of Quarterly Operating Results (unaudited)

We have made certain adjustments, described below, to our balance sheet as of December 31, 2007 and our results of operations previously reported in our Form 10-K for the year ended December 31, 2007 and Form 10-QSBs for the first three fiscal quarters of 2007. These adjustments were the result of:

o our determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and the completion of the allocation of the purchase price we paid for Sigma Metals and Welding Metallurgy among certain intangible assets of those companies that initially had been allocated to goodwill. These adjustments were previously included on our Form 10K filed on April 14, 2008, for the year-ended December 31, 2007. These adjustments have been audited by McGladrey & Pullen, LLp and are indicated in the tables below as adjustment (1) and (2).

o our determination to make certain adjustments to our statement of operations to account for the "beneficial conversion feature" upon the issuance of our Series B Preferred Stock issued in the second quarter of 2007, following our receipt of a letter from the Staff of the Securities and Exchange Commission dated August 29, 2008, requesting information with respect to the accounting treatment of the Series B Preferred Stock. This adjustment was previously included on our Form 10Q filed on November 19, 2008 under the caption, restated statement of operations for the nine months ended September 30, 2007. This adjustment reduces the Net Income Available to Common Shareholders by $1,589,000. This adjustment has been audited by McGladrey & Pullen, LLP and is indicated in the tables below as adjustment (3).

o our discovery that certain expenses in the amount of $673,229 which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses, resulting in the understatement of cost of goods sold and accounts payable and accrued expenses by a like amount. Additionally the results of this adjustment created an income tax benefit in the amount of $246,354. The aggregate effect of which is to reduce our net income for the year ended December 31, 2007 and to reduce our stockholders' equity at December 31, 2007 by $426,875. This adjustment has been audited by Rotenberg Meril Solomon Bertiger & Guttilla PC and are indicated in the tables below as adjustment (4).

Balance Sheet Restated Items

                                             2007                                   2007
                                           as filed      adjustments     Note      restated
                                           --------      -----------     ----      --------
Accounts Payable and Accrued expenses    $ 6,549,122     $   673,229     (4)     $ 7,222,351
Income Taxes Payable                         390,615        (246,354)    (4)         144,261
Accumulated Deficit                      $  (458,373)    $  (426,875)    (4)     $  (885,248)

                                        2007                                  2007
                                      As Filed      Adjustments    Note     Adjusted
                                    ------------    ------------   ----   ------------
Net Income                          $ 46,068,645    $         --          $ 46,068,645
Cost of Sales                         33,337,999         673,229   (4)      34,011,228
                                    --------------------------------------------------
Gross Profit                          12,730,646         673,229            12,057,417
Cost and expenses                      9,894,619              --             9,894,619
                                    --------------------------------------------------
Operating Income                       2,836,027         673,229             2,162,798
Interest and amortization  costs       1,578,377              --             1,578,377
Other (Income) Expenses                   18,077              --                18,077
                                    --------------------------------------------------
Income before income taxes             1,239,573        (673,229)              566,344
Income tax provision                     611,673        (246,354)  (4)         365,319
                                    --------------------------------------------------
Net (Loss) Income                        627,900        (426,875)              201,025
Less: Dividend attributable to           394,042              --               394,042
preferred stockholders
Less: Beneficial conversion
Feature                                       --       1,589,000   (3)       1,589,000
                                    --------------------------------------------------
Net (loss) income attributable
to common stockholders              $    233,858    $ (1,548,158)         $ (1,782,016)
                                    ==================================================
Loss per common share:                        --              --                    --
Net loss per common share
(Basic)                             $       0.00              --          $      (0.03)
                                    ==================================================
Net loss per common share
(Diluted)                           $       0.00              --          $      (0.03)
                                    ==================================================
Weighted average shares
outstanding (Basic)                   65,402,711              --            65,402,711
Weighted average shares
outstanding (Diluted)                 67,861,015              --            65,402,711

                                   Q1 2007                             Q1 2007       Q2 2007                              Q2 2007
                                  as filed      Adjustments  Notes    Adjusted      as filed      Adjustments  Notes     Adjusted
                                ------------   ------------  -----  ------------  ------------   ------------  -----   ------------
Net Income                      $  7,488,130   $         --         $  7,488,130  $ 10,989,536   $         --          $ 10,989,536
Cost of Sales                      6,239,484       (418,014) (1)              --     8,616,698       (434,234) (1)(2)            --
                                          --        (88,169) (4)       5,733,301            --        562,026  (4)        8,182,464
                                ------------   ------------         ------------  ------------   ------------          ------------
Gross Profit                       1,248,646        506,183            1,754,829     2,372,838       (127,792)            2,245,046
Cost and expenses                  1,126,792             --            1,126,792     2,330,498         55,881  (1)(2)     2,386,379
                                ------------   ------------         ------------  ------------   ------------          ------------
Operating Income                     121,854        506,183              628,037        42,340       (183,673)             (141,333)
Interest and amortization costs      130,954             --              130,954       280,869             --               280,869
Other (Income) Expenses               (2,377)            --               (2,377)       (1,224)            --                (1,224)
                                ------------   ------------         ------------  ------------   ------------          ------------
Income before income taxes            (6,723)       506,183              499,460      (237,305)      (183,673)             (420,978)
Income tax provision                  64,764        194,430  (1)              --        78,138        (85,445) (1)(2)            --
                                          --         41,046  (4)         300,240            --           -(4)                (7,307)
                                ------------   ------------         ------------  ------------   ------------          ------------
Net (Loss) Income                    (71,487)       270,707              199,220      (315,443)       (98,228)             (413,671)
Less: Dividend attributable to
preferred stockholders                    --             --                   --       110,964             --               110,964
Less: Beneficial conversion
Feature                                   --             --                   --            --      1,589,000  (3)        1,589,000
                                ------------   ------------         ------------  ------------   ------------          ------------
Net (loss) income attributable
to common stockholders               (71,487)       270,707              199,220      (426,407)    (1,687,228)           (2,113,635)
                                ============   ============         ============  ============   ============          ============
Loss per common share:
Net loss per common share
(Basic)                         $      (0.00)                       $       0.00  $      (0.01)                        $      (0.03)
                                ============                        ============  ============                         ============
Net loss per common share
(Diluted)                       $      (0.00)                       $       0.00  $      (0.01)                        $      (0.03)
                                ============                        ============  ============                         ============
Weighted average shares
outstanding (Basic)               58,833,681                          58,833,681    65,667,564                           65,667,564
Weighted average shares
outstanding (Diluted)             58,833,681                          60,202,835    65,667,564                           65,667,564

                                   Q3 2007                             Q3 2007       Q4 2007                             Q4 2007
                                  as filed     Adjustments  Notes     Adjusted      as filed      Adjustments  Notes    Adjusted
                                ------------  ------------  -----   ------------  ------------   ------------  -----  ------------
Net Income                      $ 12,845,821  $         --          $ 12,845,821  $ 14,745,158   $         --         $ 14,745,158
Cost of Sales                      9,254,338      (456,336) (1)               --    10,536,063        161,150  (4)              --
                                          --        38,222  (4)        8,836,224            --             --           10,697,213
                                ------------  ------------          ------------  ------------   ------------         ------------
Gross Profit                       3,591,483       418,114             4,009,597     4,209,065       (161,150)           4,047,945
Cost and expenses                  2,617,134       112,921  (1)(2)     2,730,055     3,651,393             --            3,651,393
                                ------------  ------------          ------------  ------------   ------------         ------------
Operating Income                     974,349       305,193             1,279,542       557,702       (161,150)             396,552
Interest and amortization costs      478,920            --               478,920       687,634             --              687,634
Other (Income) Expenses               26,074            --                26,074        (4,396)            --               (4,396)
                                ------------  ------------          ------------  ------------   ------------         ------------
Income before income taxes           469,355       305,193               774,548      (125,536)            --             (286,686)
Income tax provision                  46,761       159,757  (1)(2)       188,737      (108,217)        (8,134) (4)        (116,351)
                                          --       (17,781) (4)               --            --             --                   --
                                ------------  ------------          ------------  ------------   ------------         ------------
Net (Loss) Income                    422,594       163,217               585,811       (17,319)      (153,016)            (170,334)
Less: Dividend attributable to
preferred stockholders               136,578            --               136,578       146,500             --              146,500
Less: Beneficial conversion
Feature                                   --            --                    --            --             --                   --
                                ------------  ------------          ------------  ------------   ------------         ------------
Net (loss) income attributable
to common stockholders          $    286,016  $    163,217               449,233      (163,819)      (153,016)            (316,834)
                                ============  ============          ============  ============   ============         ============
Loss per common share:
Net loss per common share
(Basic)                         $       0.00                        $       0.01  $      (0.00)                       $      (0.03)
                                ============                        ============  ============                        ============
Net loss per common share
(Diluted)                       $       0.00                        $       0.01  $      (0.00)                       $      (0.03)
                                ============                        ============  ============                        ============
Weighted average shares
outstanding (Basic)               67,838,959                          67,838,959    69,122,227                          69,122,227
Weighted average shares
outstanding (Diluted)             70,734,615                          70,734,615    70,738,078                          70,738,078

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

(3) The beneficial conversion feature adjustment arises as the conversion price of the convertible preferred stock is less than the fair value of the common shares into which it is convertible.

(4) The adjustment to Cost of Sales relates to certain expenses which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses.

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

10.38 Guarantor Surety ship Agreement dated as of August 24, 2007 between the Registrant and Steel City Capital Funding LLC (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

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

10.41 Sublease agreement dated as of January 1, 2008 between Huttig Building Products, Inc. and the Registrant*.

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-144561) filed with the SEC on July 13, 2007 and declared effective on July 27, 2007).

21.1            Subsidiaries*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Filed as part of the Registrant's Annual Report on Form 10-K as filed on April 14, 2008

** Filed as part of the Registrant's Annual Report on Form 10-K/A as filed on April 17, 2008

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

Notes to Consolidated Financial Statements........................    F-9 - F-30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Air Industries Group, Inc. (formerly Gales Industries Incorporated)

We have audited, before the effects of the adjustments for the correction of the error listed as (4) of Note 19, the consolidated balance sheet of Air
Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (the 2007 financial statements before the effects of the adjustments listed as (4) in Note 19 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error listed as (4) in Note 19, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries' internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As described and listed as (3) of Note 19 to the financial statements, the 2007 financial statements have been restated for an error in recording a beneficial conversion on the issuance of Preferred Stock.

We were not engaged to audit, review or apply any procedures to the adjustment for the correction of the error listed as (4) of Note 19 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and properly applied. Those adjustments were audited by Rotenberg Meril Solomon Bertiger & Guttilla P.C.

/s/ McGladrey & Pullen, LLP

New York, New York
April 14, 2008, except for item listed as (3) of Note 19 for which the date is November 19, 2008

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Industries Group, Inc.

We have audited the adjustments described in Note 19 Item (4) that were applied to restate the December 31, 2007 consolidated financial statements to correct certain expenses which should have been included in cost of goods sold that were classified as reductions of accounts payable and accrued expenses. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of Air Industries Group, Inc. and Subsidiaries other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2007 consolidated financial statements taken as a whole.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
October 5, 2009

                            AIR INDUSTRIES GROUP INC
                   Consolidated Balance Sheet At December 31,

ASSETS                                                                      2007             2006
                                                                        ------------     ------------
Current Assets                                                           (Restated)
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $302,016 and $176,458                                            $  7,674,647     $  3,508,957
  Inventory                                                               21,820,514       15,257,641
  Prepaid Expenses and Other Current Assets                                  230,209          232,749
  Deposits  - Customers                                                      905,063          180,456
                                                                        ------------     ------------
Total Current                                                             30,630,433       19,179,803
Assets
  Property and Equipment, net                                              4,786,143        3,565,316
  Capitalized Engineering Costs - net of
    Accumulated Amortization of $11,294                                    1,521,921               --
  Deferred Financing Costs                                                   575,502          369,048
  Intangible Assets, net of accumulated amortization of $ 277,251          5,876,974               --
  Goodwill                                                                 6,372,372        1,265,963
  Deposits - Landlord                                                        103,226          448,530
  Other Assets                                                               423,469           63,522
                                                                        ------------     ------------
TOTAL ASSETS                                                            $ 50,290,040     $ 24,892,182
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes Payable - Revolver                                              $ 11,332,940     $  5,027,463
  Accounts Payable and Accrued Expenses                                    7,222,351        7,648,426
  Notes Payable - Current Portion                                          4,627,776          127,776
  Notes Payable - Sellers - Current Portion                                1,435,796          192,400
  Capital Lease Obligations - Current Portion                                290,285          407,228
  Due to Sellers                                                                  --           53,694
  Dividends Payable                                                          266,503          120,003
  Deferred Gain on Sale - Current Portion                                     38,036           38,033
  Income Taxes Payable                                                       144,261          653,426
                                                                        ------------     ------------
Total current liabilities                                                 25,357,948       14,268,449

Long term liabilities
  Notes Payable - Net of Current Portion                                     528,330          645,458
  Notes Payable - Sellers - Net of Current Portion                         2,503,036        1,290,562
  Capital Lease Obligations - Net of Current Portion                       1,188,506          552,589
  Deferred Tax Liability                                                   1,878,677          512,937
  Deferred Gain on Sale - Net of Current Portion                             675,082          713,118
  Deferred Rent                                                              229,604           39,371
                                                                        ------------     ------------
Total liabilities                                                         32,361,183       18,022,484

Commitments and contingencies
Stockholders' Equity
Preferred Stock  Par Value $.001-Authorized 8,003,716 shares
Designated as Series "A" Convertible Preferred -$.001 par Value,
1,000 Shares Authorized 0 Shares issued and outstanding as of
December 31, 2007 and December 31, 2006, respectively. Designated as
Series "B" Convertible Preferred -$.001 Par Value, 2,000,000 shares authorized, 829, 098 and 0 shares issued and
outstanding as as December 31, 2007 and December 31, 2006,
respectively.
Liquidation Value, $ 18,060,000                                                  829               --
Common Stock - $.001 Par, 120,055,746 Shares Authorized,
69,122,189 and 57,269,301 Shares Issued and Outstanding as of
December 31, 2007 and 2006, respectively                                      69,122           57,269
Additional Paid-In Capital                                                18,744,154        7,898,702
Accumulated Deficit                                                         (885,248)      (1,086,273)
                                                                        ------------     ------------
Total Stockholders' Equity                                                17,928,857        6,869,698
                                                                        ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 50,290,040     $ 24,892,182
                                                                        ============     ============

See Notes to Consolidated Financial Statements.

                            AIR INDUSTRIES GROUP INC
      Consolidated Statement of Operations for the Years Ended December 31,

                                                            2007            2006
                                                         -----------     -----------
                                                          (Restated)
Net sales                                                $46,068,645     $33,044,996

Cost of Sales                                             34,011,228      28,002,942
                                                         -----------     -----------
Gross profit                                              12,057,417       5,042,054

Operating costs and expenses:

Selling and marketing                                      1,476,111         601,011

General and administrative                                 8,418,508       3,789,587
                                                         -----------     -----------

Income from operations                                     2,162,798         651,456

Interest and financing costs                               1,578,377       1,040,108

Gain on Sale of Life Insurance Policy                             --         (53,047)

Gain on Sale of Real Estate                                  (38,036)       (300,037)

Other Income                                                 (25,014)       (435,627)

Other Expenses                                                81,127         246,659
                                                         -----------     -----------
Income before provision for
income taxes                                                 566,344         153,400

Provision for income taxes                                   365,319         489,969
                                                         -----------     -----------

Net Income (Loss)                                            201,025        (336,569)

Dividend attributable to preferred stockholders              394,042         420,003

Beneficial Conversion Feature                              1,589,000              --
                                                         -----------     -----------
Net Loss attributable to common stockholders             $(1,782,017)    $  (756,572)
                                                         ===========     ===========
Income (Loss) per share (basic)                          $     (0.03)    $     (0.02)
                                                         ===========     ===========
Income (Loss) per share (diluted)                        $     (0.03)    $     (0.02)
                                                         ===========     ===========

Weighted average shares outstanding (basic)               65,402,711      32,208,029
                                                         ===========     ===========
Weighted average shares outstanding (diluted)             65,402,711      32,208,029
                                                         ===========     ===========

See Notes to Consolidated Financial Statements.

                            AIR INDUSTRIES GROUP INC
          Consolidated Statement of Stockholders' Equity For the Years
                        Ended December 31, 2006 and 2007

                                               Series A                        Series B
                                            Preferred Stock                 Preferred Stock                     Common Stock
                                     -----------------------------     ----------------------------     ----------------------------
                                        Shares           Amount           Shares          Amount           Shares          Amount
                                     ------------     ------------     ------------    ------------     ------------    ------------
Balance, January 1, 2006                      900     $          1               --              --       14,723,421    $     14,723
Non-Cash Stock Option
Compensation                                   --               --               --              --               --              --
Preferred Stock Dividend                       --               --               --              --               --              --
Non-Cash Warrant
Compensation                                   --               --               --              --               --              --
Conversion of Preferred
Shares to Common Shares in
connection with filing the
registration statement                       (900)              (1)              --              --       40,909,500          40,910
Conversion of Preferred
Dividend to Common Shares in
connection with filing the
registration statement                         --               --               --              --        1,636,380           1,636
Net Loss                                       --               --               --              --               --              --
                                     ------------     ------------     ------------    ------------     ------------    ------------
Balance, December 31, 2006                                                                                57,269,301          57,269
Conversion of warrants                         --               --               --              --          311,265             312
Conversion of Seller's Notes                   --               --               --              --        1,799,432           1,799
Issuance of Restricted  Shares                 --               --               --              --          200,000             200
Preferred Series B Stock Issuance              --               --          802,300             802               --              --
Transaction costs paid for
Series B Issuance                              --               --               --              --               --              --
Issuance of Stock for
Acquisition of Sigma                           --               --               --              --        7,416,082           7,416
Exercise of Stock Options                      --               --               --              --           90,580              91
Issuance of Stock for
Acquisition of Welding Met                     --               --               --              --        2,035,529           2,035
Non-cash stock option expense                  --               --               --              --               --              --
Non-cash Warrants Expense                      --               --               --              --               --              --
Preferred Dividend Paid
   In Stock                                    --               --           26,798              27               --              --
Dividend on Series B preferred
stock                                          --               --               --              --               --              --
Net Income                                     --               --               --              --               --              --
---------------------------------    ------------     ------------     ------------    ------------     ------------    ------------
Balance, December 31, 2007
(Restated)                                     --     $         --          829,098    $        829       69,122,189    $     69,122
=================================    ============     ============     ============    ============     ============    ============

                                      Additional                           Total
                                        Paid-in        Accumulated     Stockholders'
                                        Capital          Deficit          Equity
                                     ------------     ------------     ------------
Balance, January 1, 2006             $  7,844,614     $   (749,704)    $  7,109,634
Non-Cash Stock Option
Compensation                              167,126               --          167,126
Preferred Stock Dividend                 (480,003)              --         (480,003)
Non-Cash Warrant
Compensation                               49,510               --           49,510
Conversion of Preferred
Shares to Common Shares in
connection with filing the
registration statement                    (40,909)              --               --
Conversion of Preferred
Dividend to Common Shares in
connection with filing the
registration statement                    358,364               --          360,000
Net Loss                                       --         (336,569)        (336,569)
                                     ------------     ------------     ------------
Balance, December 31, 2006              7,898,702       (1,086,273)       6,869,698
Conversion of warrants                       (312)              --               --
Conversion of Seller's Notes              717,974               --          719,773
Issuance of Restricted  Shares             51,800               --           52,000
Preferred Series B Stock Issuance       8,022,198               --        8,023,000
Transaction costs paid for
Series B Issuance                        (698,840)              --         (698,840)
Issuance of Stock for
Acquisition of Sigma                    1,949,585               --        1,957,001
Exercise of Stock Options                     (91)              --               --
Issuance of Stock for
Acquisition of Welding Met                564,464               --          566,500
Non-cash stock option expense             354,210               --          354,210
Non-cash Warrants Expense                  30,991               --           30,991
Preferred Dividend Paid
   In Stock                                   (27)              --               --
Dividend on Series B preferred
stock                                    (146,500)              --         (146,500)
Net Income                                     --          201,025          201,025
---------------------------------    ------------     ------------     ------------
Balance, December 31,2007
(Restated)                           $ 18,744,154     $   (885,248)    $ 17,928,858
=================================    ============     ============     ============

See Notes to Consolidated Financial Statements.

                            AIR INDUSTRIES GROUP INC
      Consolidated Statement of Cash Flows For the Years Ended December 31,

                                                                                    2007             2006
                                                                                ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES                                            (Restated)
 Net Income (loss)                                                              $    201,025     $   (336,569)
   Adjustments to Reconcile Net Income (Loss) to Net
     Cash used in Operating Activities, net of effect of acquisitions:
     Depreciation and amortization of property and equipment                         850,428          597,009
     Amortization of Intangible Assets                                               277,251               --
     Amortization of Capitalized Engineering Costs                                    11,294               --
     Bad Debt Expense                                                                356,240          177,444
     Non-Cash Compensation Expense                                                   406,210          167,126
     Warrants issued for Services                                                     30,991           49,510
     Non-Cash Interest Expense                                                        63,271               --
     Amortization of Deferred Financing costs                                        161,046          117,159
     Gain on Sale of Officers Life Insurance                                              --          (53,047)
     Gain on Sale of Real Estate                                                     (38,033)        (300,037)
     Deferred Taxes                                                                  389,060         (163,457)
Changes in Assets and Liabilities
 (Increase) Decrease in Operating Assets:
     Accounts Receivable                                                          (1,569,686)      (1,062,789)
     Inventory                                                                    (3,323,195)      (2,653,831)
     Prepaid Expenses and Other Current Assets                                        47,643          (22,625)
     Deposits                                                                       (724,607)        (114,861)
     Cash Surrender Value - Officers Life Insurance                                       --           33,263
     Other Assets                                                                   (337,184)         (22,216)
 Increase (Decrease) in Operating Liabilities
     Accounts payable and accrued expenses                                        (2,431,218)       2,353,797
     Income Taxes payable                                                           (509,165)         653,426
     Deferred Rent                                                                   190,233           39,371
     Advance Payments - Customers                                                         --         (188,199)
                                                                                ------------     ------------
      NET CASH USED IN OPERATING ACTIVITIES                                       (5,948,396)        (729,526)
                                                                                ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for deposit on Leasehold improvements                                 (24,040)        (448,530)
     Cash paid for acquisitions, including transaction costs of
     $486,200, net of cash acquired of $94,448                                    (7,952,548)              --
     Cash paid for Capitalized Engineering costs                                  (1,533,215)              --
     Cash Received for sale of real estate                                                --        5,417,704
     Purchase of property and equipment                                             (205,296)        (812,372)
                                                                                ------------     ------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (9,715,099)       4,156,802
                                                                                ------------     ------------

 CASH FLOWS FROM FINANCING  ACTIVITIES
     Proceeds from Private Placement                                               8,023,000               --
     Repayment of notes payable to Sellers                                          (527,017)        (181,838)
     Payments for Issuance costs on Private Placement                               (698,840)              --
     Principal payments on capital lease obligations                                (154,026)        (219,755)
     Proceeds from notes payable                                                   4,500,000               --
     Net Proceeds from Revolver                                                    6,305,477               --
     Principal Payments on Notes Payable                                          (1,417,599)              --
     Cash Paid for Deferred Financing Costs                                         (367,500)              --
     Proceed from Sale of Officer's life insurance                                        --           86,000
     Repayment of Mortgage Notes Payable                                                  --       (4,170,099)
                                                                                ------------     ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         15,663,495       (4,485,692)
                                                                                ------------     ------------
     Net decrease in cash and cash equivalents                                            --       (1,058,416)
     Cash and cash equivalents at beginning of year                                       --        1,058,416
                                                                                ------------     ------------
     Cash and cash equivalents at end of year                                             --               --
                                                                                ============     ============
Supplemental cash flow information
     Cash paid during the year for interest                                     $  1,002,920     $    828,807
                                                                                ============     ============
Supplemental cash flow information
     Cash paid during the year for Income taxes                                 $    678,729     $     12,758
                                                                                ============     ============
Supplemental schedule of non cash investing and financing activities
     Property and Equipment acquired under capital leases                       $    673,000
                                                                                ============
     Non-cash Dividends on Preferred Stock                                      $    146,500     $    480,003
                                                                                ============     ============
     Conversion of Preferred Stock to Common Stock                                               $     40,909
                                                                                                 ============
     Conversion of Preferred Dividends to Common stock                                           $    360,000
                                                                                                 ============
     Conversion of Preferred Dividends to Preferred Stock                       $    247,542
                                                                                ============
     Notes Payable-Seller and accrued interest converted to
       common Stock                                                             $    719,773
                                                                                ============
     Conversion of Warrants to common stock                                     $        312
                                                                                ============
     Purchase of all capital stock of Sigma Metals, Inc and assumption of liabilities in the acquisition as follows:
     Fair Value of Assets acquired                                              $  5,590,165
     Goodwill                                                                      1,549,931
     Intangibles                                                                   3,720,000
     Cash paid (includes transaction costs of $280,500)                           (4,341,296)
     Notes payable issued to Sellers                                              (1,497,411)
     Common Stock issued                                                          (1,957,001)
                                                                                ------------
       Liabilities Assumed                                                      $  3,064,388
                                                                                ============
     Purchase of all capital stock of Welding Metallurgy, Inc and assumption of liabilities in the acquisition as follows:
     Fair Value of Assets acquired                                              $  1,587,686
     Goodwill                                                                      3,556,478
     Intangibles                                                                   2,434,225
     Cash paid (includes transaction costs of $205,700)                           (3,705,700)
     Accrued Purchase Price                                                         (190,377)
     Notes payable issued to Sellers (net of accredited value of $140,000)        (1,860,000)
     Common Stock issued                                                            (566,500)
                                                                                ------------
       Liabilities Assumed                                                      $  1,255,812
                                                                                ============

See Notes to Consolidated Financial Statements.

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

      Original Gales was formed in October 2004 and, since prior to the acquisition it did not have any business operations or activity other than the transactions contemplated with the merger and succeeded substantially all of the business operations of AIM, AIM is the "Predecessor" to Original Gales.

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
                                                                    ===========

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the intangibles acquired for Sigma and Welding are comprised of the following:

                                                                    Estimated
                                                    2007          Useful Lives
                                                    ----          ------------
                                                 (Restated)
Trade Names                                      $ 2,480,000            20 Years
Customer Relationships                             2,900,000      11 to 14 Years

Technical know-how                                   660,000            10 Years

Professional Certification Certificates              114,225     0.25 to 2 years
                                                 -----------
Total                                              6,154,225
                                                 -----------
Less: Accumulated Amortization                      (277,251)
                                                 -----------
Intangibles, Net                                 $ 5,876,974
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

                                                      (Restated)
                                                      (pro forma)    (pro forma)
                                                          2007          2006
                                                          ----          ----
                                                      (unaudited)    (unaudited)
Net sales                                             $54,412,000    $55,481,000
                                                      --------------------------
Gross Profit                                          $15,737,000    $13,433,000
                                                      --------------------------
Net income                                            $ 2,554,000    $ 1,971,000
                                                      --------------------------
Net income attributable to common
stockholders                                          $   570,958    $ 1,550,997
                                                      ==========================
Earnings per share, basic                             $      0.01    $      0.05
                                                      ==========================
Earnings per share, diluted                           $      0.01    $      0.04
                                                      ==========================

Weighted average shares
outstanding (Basic)                                    68,889,275     41,659,640
                                                      ==========================
Weighted average shares
outstanding (Diluted)                                  71,347,588     46,382,620
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

      In June 2006, the FASB issued Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109," regarding accounting for, and disclosure of, uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will recognize interest and penalties, if any, related to taxes not properly paid in prior periods in tax expense. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective as of January 1, 2007.

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

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" ("SFAS 160"), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the non controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 INVENTORY

The components of inventory consisted of the following:

                                    2007           2006
                                    ----           ----
                                 (Restated)
Raw Materials                   $ 9,050,196    $ 2,234,175
Work In Progress                  7,755,367      7,546,178
Finished Goods                    5,014,951      5,477,288
                                --------------------------
Total Inventory                 $21,820,514    $15,257,641
                                ==========================

Note 5 PROPERTY AND EQUIPMENT

The components of property and equipment, at cost, consisted of the following:

                                                                                      Estimated
                                                       2007            2006          Useful Life
                                                       ----            ----          -----------
                                                    (Restated)
Machinery and Equipment                            $ 3,105,545     $ 2,117,441       5 - 8 years
Capital Lease Machinery and Equipment                1,669,718       1,164,671       5 - 8 years
Tools and Instruments                                  827,351         555,164       3 - 7 years
Automotive Equipment                                    30,227          30,227           5 years
Furniture and fixtures                                 146,455         274,837       5 - 8 years
Leasehold Improvements                                 312,727           3,583     Term of Lease
Computer Software                                      131,168                           4 years
                                                   -----------------------------
Total property and equipment                         6,223,191       4,145,923

Less: Accumulated Depreciation and Amortization     (1,437,048)       (580,607)
                                                   -----------------------------
Property and equipment, net                        $ 4,786,143     $ 3,565,316
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

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In connection with the acquisition of Welding Metallurgy, the Company entered into the Fourth Amendment to the Loan Facility, dated as of August 24, 2007, which adds Welding Metallurgy as a borrower under the Facility and the Company as a guarantor of the obligations there under. Additionally, amendment four increased the maximum revolving advance amount from $11,000,000 to $14,000,000.

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

      In connection with the Welding Metallurgy acquisition, Steel City Capital Funding LLC ("SCCF") provided a Term Loan of $4,500,000,which is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC Bank as publicly announced to be in effect from time to time. Under the terms of the Loan Facility and the SCCF Loan Agreement, the amounts are not due to be repaid until August 2010, but have been included in current liabilities due to the right of the banks to demand immediate repayment pursuant to a subjective acceleration clause, which management believes are not likely to occur, combined with the existence of a lockbox arrangement. To secure payment of the indebtedness under the SCCF Loan Agreement, AIR pledged all of the outstanding shares of AIM and Sigma, which, in turn, pledged all of the outstanding shares of Welding Metallurgy.

                           AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12. COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $842,795 and $111,775 for the years ended December 31, 2007 and 2006, respectively. The Company is responsible for paying all operating costs under the term of the lease. As of December 31, 2007, the aggregate future minimum lease payments are as follows:

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

Note 13. INCOME TAXES:

The provision for income taxes at December 31, 2007 and 2006 consists of the following:

                                                           2007          2006
                                                        (Restated)
                                                        -----------------------

Current
Federal                                                 $ 233,248     $ 504,585
State                                                       7,391       148,841
                                                        -----------------------
Total Current Provision                                   240,639       653,426

Deferred
Federal                                                  (150,623)     (127,595)
State                                                     104,238       (35,862)
                                                        -----------------------
Total Deferred Taxes                                      (46,385)     (163,457)
Valuation Allowance                                       171,065            --
                                                        -----------------------
Net deferred taxes after valuation allowance              124,680      (163,457)
                                                        -----------------------
Net Provision for Income Taxes                          $ 365,319     $ 489,969
                                                        =======================

The components of deferred tax assets as of December 31, 2007 and 2006, are as follows:

                                                         2007           2006
                                                         ----           ----
                                                      (Restated)
Bad debts                                            $   120,014      $  76,080
Inventory - 263A Adjustment                              340,617        338,092
Non-cash compensation - warrants                          43,108         40,121
Non-cash compensation - options                          240,685        124,354
Deferred Rent                                             79,591         16,977
Deferred gain on sale of real estate                     247,202        323,859
Federal tax benefit of State Tax                              --        (64,790)
                                                     --------------------------
Total deferred tax asset                               1,071,217        854,693
Valuation allowance                                   (1,071,217)      (854,693)
                                                     --------------------------
Net deferred tax asset                               $        --      $      --
                                                     ==========================

The components of the deferred tax liability as of December 31, 2007 and 2006 are as follows:

                                                            2007           2006
                                                            ----           ----
                                                         (Restated)
Property and equipment                                   $  772,895    $ 512,937
Amortization - Sigma Transaction                             91,658           --
Amortization - Welding Transaction                        1,014,124           --
                                                         -----------------------
 Total deferred tax liability                            $1,878,677    $ 512,937
                                                         =======================

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2007 and 2006 relates to the following:

                                                            2007           2006
                                                            ----           ----
                                                         (Restated)
Tax benefit at federal statutory rate                      34.00%         34.00%
State income taxes, net of federal
income tax benefit                                          1.12%          6.02%
Permanent differences                                       1.37%          6.66%
Other                                                      -0.38%            --
True-up from prior year                                    -1.81%        -84.37%
Change in valuation allowance                              30.21%        357.10%
                                                          ---------------------
Total effective tax rate                                   64.50%        319.41%
                                                          =====================

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

      To finance the acquisition of Sigma and provide us with additional working capital, the Company completed a private placement of our Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") in which the Company raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000 occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3, 2007, in which the Company received gross proceeds of $3,068,000. The Company recorded a beneficial conversion feature of $1,589,000, as the conversion price of the convertible preferred stock is less than the fair value of the common shares into which it is convertible. The holders of the Series B Preferred Stock are entitled to a cumulative annual dividend of 7% per annum which the Company has the right to pay in additional shares of Series B Preferred Stock, except under certain circumstances. In October 2007 and January 2008, an aggregate of 26,798 shares and 16,456 shares of Series B Preferred Stock were issued in payment of accrued dividends on the Series Preferred Stock of $247,542 and $146,500 respectively. The shares of Series B Preferred Stock issued in the offering and in payment of accrued dividends are convertible into approximately 30,439,944 shares of the Company's common stock. The series B convertible preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $0.276, subject to adjustment for certain anti-dilution events.

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

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 SEGMENT REPORTING

      Financial information about the Company's operating segments for the year ended December 31, 2007 and 2006 as required under Statement of Financial Accounting Standard 131 is as follows:

                             Year Ended December 31,
                             -----------------------
                                                      2007             2006
                                                  ------------     ------------
Air Industries Machining                           (Restated)
                    Revenue                       $ 34,088,056     $ 33,044,996
                    Gross Profit                     7,687,817        5,042,054
                    Pre Tax Income                   2,739,500        1,563,036
                    Assets                          31,304,053       24,576,329

Sigma Metals
                    Revenue                          9,890,659               --
                    Gross Profit                     2,781,253               --
                    Pre Tax Income                     303,996               --
                    Assets                          11,463,079               --

Welding Metallurgy
                    Revenue                          2,089,930               --
                    Gross Profit                     1,588,347               --
                    Pre Tax Income                   1,026,715               --
                    Assets                           8,425,658               --

Corporate
                    Revenue                                 --               --
                    Gross Profit                            --               --
                    Pre Tax Income                  (3,503,866)      (1,409,636)
                    Assets                          22,962,665        8,333,815

Consolidated
                    Revenue                         46,068,645       33,044,996
                    Gross Profit                    12,057,417        5,042,054
                    Pre Tax Income                     566,344          153,400
                    Provision for Taxes                365,319          489,969
                    Net Income                         201,025         (336,569)
                    Elimination of Assets          (23,865,005)      (8,017,962)
                    Assets                          50,290,040       24,892,182

                            AIR INDUSTRIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 RESTATEMENT AND ADJUSTED UNAUDITED QUARTERLY DATA

We have made certain adjustments, described below, to our balance sheet as of December 31, 2007 and our results of operations previously reported in our Form 10-K for the year ended December 31, 2007 and Form 10-QSBs for the first three fiscal quarters of 2007. These adjustments were the result of:

o our determination to capitalize certain amounts related to development expenditures made in the first three quarters of 2007 previously expensed and the completion of the allocation of the purchase price we paid for Sigma Metals and Welding Metallurgy among certain intangible assets of those companies that initially had been allocated to goodwill. These adjustments were previously included on our Form 10K filed on April 14, 2008, for the year-ended December 31, 2007. These adjustments have been audited by McGladrey & Pullen, LLp and are indicated in the tables below as adjustment (1) and (2).

o our determination to make certain adjustments to our statement of operations to account for the "beneficial conversion feature" upon the issuance of our Series B Preferred Stock issued in the second quarter of 2007, following our receipt of a letter from the Staff of the Securities and Exchange Commission dated August 29, 2008, requesting information with respect to the accounting treatment of the Series B Preferred Stock. This adjustment was previously included on our Form 10Q filed on November 19, 2008 under the caption, restated statement of operations for the nine months ended September 30, 2007. This adjustment reduces the Net Income Available to Common Shareholders by $1,589,000. This adjustment has been audited by McGladrey & Pullen, LLP and is indicated in the tables below as adjustment (3).

o our discovery that certain expenses in the amount of $673,229 which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses, resulting in the understatement of cost of goods sold and accounts payable and accrued expenses by a like amount. Additionally the results of this adjustment created an income tax benefit in the amount of $246,354. The aggregate effect of which is to reduce our net income for the year ended December 31, 2007 and to reduce our stockholders' equity at December 31, 2007 by $426,875. This adjustment has been audited by Rotenberg Meril Solomon Bertiger & Guttilla PC and are indicated in the tables below as adjustment (4).

Balance Sheet Restated Items

                                             2007                                   2007
                                           as filed      adjustments     Note      restated
                                           --------      -----------     ----      --------
Accounts Payable and Accrued expenses    $ 6,549,122     $   673,229     (4)     $ 7,222,351
Income Taxes Payable                         390,615        (246,354)    (4)         144,261
Accumulated Deficit                      $  (458,373)    $  (426,875)    (4)     $  (885,248)

                                        2007                                  2007
                                      As Filed      Adjustments    Note     Adjusted
                                    ------------    ------------   ----   ------------
Net Income                          $ 46,068,645    $         --          $ 46,068,645
Cost of Sales                         33,337,999         673,229   (4)      34,011,228
                                    --------------------------------------------------
Gross Profit                          12,730,646         673,229            12,057,417
Cost and expenses                      9,894,619              --             9,894,619
                                    --------------------------------------------------
Operating Income                       2,836,027         673,229             2,162,798
Interest and amortization  costs       1,578,377              --             1,578,377
Other (Income) Expenses                   18,077              --                18,077
                                    --------------------------------------------------
Income before income taxes             1,239,573        (673,229)              566,344
Income tax provision                     611,673        (246,354)  (4)         365,319
                                    --------------------------------------------------
Net (Loss) Income                        627,900        (426,875)              201,025
Less: Dividend attributable to           394,042              --               394,042
preferred stockholders
Less: Beneficial conversion
Feature                                       --       1,589,000   (3)       1,589,000
                                    --------------------------------------------------
Net (loss) income attributable
to common stockholders              $    233,858    $ (1,548,158)         $ (1,782,016)
                                    ==================================================
Loss per common share:                        --              --                    --
Net loss per common share
(Basic)                             $       0.00              --          $      (0.03)
                                    ==================================================
Net loss per common share
(Diluted)                           $       0.00              --          $      (0.03)
                                    ==================================================
Weighted average shares
outstanding (Basic)                   65,402,711              --            65,402,711
Weighted average shares
outstanding (Diluted)                 67,861,015              --            65,402,711

                                   Q1 2007                             Q1 2007       Q2 2007                              Q2 2007
                                  as filed      Adjustments  Notes    Adjusted      as filed      Adjustments  Notes     Adjusted
                                ------------   ------------  -----  ------------  ------------   ------------  -----   ------------
Net Income                      $  7,488,130   $         --         $  7,488,130  $ 10,989,536   $         --          $ 10,989,536
Cost of Sales                      6,239,484       (418,014) (1)              --     8,616,698       (434,234) (1)(2)            --
                                          --        (88,169) (4)       5,733,301            --        562,026  (4)        8,182,464
                                ------------   ------------         ------------  ------------   ------------          ------------
Gross Profit                       1,248,646        506,183            1,754,829     2,372,838       (127,792)            2,245,046
Cost and expenses                  1,126,792             --            1,126,792     2,330,498         55,881  (1)(2)     2,386,379
                                ------------   ------------         ------------  ------------   ------------          ------------
Operating Income                     121,854        506,183              628,037        42,340       (183,673)             (141,333)
Interest and amortization costs      130,954             --              130,954       280,869             --               280,869
Other (Income) Expenses               (2,377)            --               (2,377)       (1,224)            --                (1,224)
                                ------------   ------------         ------------  ------------   ------------          ------------
Income before income taxes            (6,723)       506,183              499,460      (237,305)      (183,673)             (420,978)
Income tax provision                  64,764        194,430  (1)              --        78,138        (85,445) (1)(2)            --
                                          --         41,046  (4)         300,240            --           -(4)                (7,307)
                                ------------   ------------         ------------  ------------   ------------          ------------
Net (Loss) Income                    (71,487)       270,707              199,220      (315,443)       (98,228)             (413,671)
Less: Dividend attributable to
preferred stockholders                    --             --                   --       110,964             --               110,964
Less: Beneficial conversion
Feature                                   --             --                   --            --      1,589,000  (3)        1,589,000
                                ------------   ------------         ------------  ------------   ------------          ------------
Net (loss) income attributable
to common stockholders               (71,487)       270,707              199,220      (426,407)    (1,687,228)           (2,113,635)
                                ============   ============         ============  ============   ============          ============
Loss per common share:
Net loss per common share
(Basic)                         $      (0.00)                       $       0.00  $      (0.01)                        $      (0.03)
                                ============                        ============  ============                         ============
Net loss per common share
(Diluted)                       $      (0.00)                       $       0.00  $      (0.01)                        $      (0.03)
                                ============                        ============  ============                         ============
Weighted average shares
outstanding (Basic)               58,833,681                          58,833,681    65,667,564                           65,667,564
Weighted average shares
outstanding (Diluted)             58,833,681                          60,202,835    65,667,564                           65,667,564

                                   Q3 2007                             Q3 2007       Q4 2007                             Q4 2007
                                  as filed     Adjustments  Notes     Adjusted      as filed      Adjustments  Notes    Adjusted
                                ------------  ------------  -----   ------------  ------------   ------------  -----  ------------
Net Income                      $ 12,845,821  $         --          $ 12,845,821  $ 14,745,158   $         --         $ 14,745,158
Cost of Sales                      9,254,338      (456,336) (1)               --    10,536,063        161,150  (4)              --
                                          --        38,222  (4)        8,836,224            --             --           10,697,213
                                ------------  ------------          ------------  ------------   ------------         ------------
Gross Profit                       3,591,483       418,114             4,009,597     4,209,065       (161,150)           4,047,945
Cost and expenses                  2,617,134       112,921  (1)(2)     2,730,055     3,651,393             --            3,651,393
                                ------------  ------------          ------------  ------------   ------------         ------------
Operating Income                     974,349       305,193             1,279,542       557,702       (161,150)             396,552
Interest and amortization costs      478,920            --               478,920       687,634             --              687,634
Other (Income) Expenses               26,074            --                26,074        (4,396)            --               (4,396)
                                ------------  ------------          ------------  ------------   ------------         ------------
Income before income taxes           469,355       305,193               774,548      (125,536)      (161,150)            (286,686)
Income tax provision                  46,761       159,757  (1)(2)       188,737      (108,217)        (8,134) (4)        (116,351)
                                          --       (17,781) (4)               --            --             --                   --
                                ------------  ------------          ------------  ------------   ------------         ------------
Net (Loss) Income                    422,594       163,217               585,811       (17,319)      (153,016)            (170,334)
Less: Dividend attributable to
preferred stockholders               136,578            --               136,578       146,500             --              146,500
Less: Beneficial conversion
Feature                                   --            --                    --            --             --                   --
                                ------------  ------------          ------------  ------------   ------------         ------------
Net (loss) income attributable
to common stockholders          $    286,016  $    163,217               449,233      (163,819)      (153,016)            (316,834)
                                ============  ============          ============  ============   ============         ============
Loss per common share:
Net loss per common share
(Basic)                         $       0.00                        $       0.01  $      (0.00)                       $      (0.03)
                                ============                        ============  ============                        ============
Net loss per common share
(Diluted)                       $       0.00                        $       0.01  $      (0.00)                       $      (0.03)
                                ============                        ============  ============                        ============
Weighted average shares
outstanding (Basic)               67,838,959                          67,838,959    69,122,227                          69,122,227
Weighted average shares
outstanding (Diluted)             70,734,615                          70,734,615    70,738,078                          70,738,078

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

(3) The beneficial conversion feature adjustment arises as the conversion price of the convertible preferred stock is less than the fair value of the common shares into which it is convertible.

(4) The adjustment to Cost of Sales relates to certain expenses which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AIR INDUSTRIES GROUP, INC.
Dated: October 9, 2009

                                By: /s/ Peter D. Rettaliata
                                    --------------------------------------------
                                    Peter D. Rettaliata
                                    President and CEO
                                    (principal executive officer)


                                By: /s/ Scott Glassman
                                    --------------------------------------------
                                    Scott Glassman
                                    Chief Accounting Officer
                                    (principal financial and accounting officer)