Form 10-K
period 2008-12-31
AIR INDUSTRIES GROUP, INC.
filed 2009-10-16
CIK 1009891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _____________________

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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $5,837,356, based upon a closing sale price of $0.11.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 16, 2009, the registrant had outstanding 71,698,174 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Contents
Cautionary Note Regarding Forward-Looking Statements.............................................................................4
PART I...........................................................................................................................5
    Item 1. Business.............................................................................................................5
    Item 1A. Risk Factors.......................................................................................................11
    Item 2. Properties..........................................................................................................17
    Item 3. Legal Proceedings...................................................................................................17
    Item 4. Submission of Matters to a Vote of Security Holders.................................................................17
PART II.........................................................................................................................18
    Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities........18
    Item 6. Selected Financial Data.............................................................................................18
    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation................................19
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................................30
    Item 8. Financial Statements and Supplementary Data.........................................................................30
    Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................................30
    Item 9A. Controls and Procedures............................................................................................32
    Item 9B. Other Information..................................................................................................34
PART III........................................................................................................................35
    Item 10. Directors and Executive Officers of the Registrant.................................................................35
    Item 11. Executive Compensation.............................................................................................38
    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....................41
    Item 13. Certain Relationships and Related Transactions, and Director Independence..........................................43
    Item 14. Principal Accountant Fees and Services.............................................................................44
PART IV.........................................................................................................................45
    Item 15. Exhibits, Financial Statement Schedules............................................................................45
CONSOLIDATED FINANCIAL STATEMENTS...............................................................................................52

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

      We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any additional disclosures we make in our Form 10-K, Form 10-Q and Form 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business

Introduction

      As used in this report, unless otherwise stated or the context requires otherwise, the "Company" and terms such as "we," "us" "our," and "AIRI" refer to
(i) Air Industries Group, Inc, a Delaware corporation (f/k/a Gales Industries Incorporated), (ii) our 100% owned Delaware subsidiary, Gales Acquisition Group, Inc. ("Merger Sub"), (iii) Air Industries Machining, Corp., a New York corporation ("AIM") which is wholly-owned by Merger Sub, and (iv) our wholly-owned subsidiaries, Sigma Metals, Inc. ("Sigma Metals" or "Sigma") and Welding Metallurgy, Inc. ("Welding Metallurgy" or "Welding").

Our Business

      Air Industries Group, Inc. ("AIRI") is a publicly traded aerospace and defense company. AIRI designs and manufactures structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls and throttle quadrants. The Company also provides sheet metal fabrication, tube bending and welding services, as well as distributing specialty metals that are a critical component in the aerospace supply chain.

      AIRI's products are currently deployed on a wide range of high profile military and commercial aerospace platforms including Sikorsky's UH-60 Blackhawk helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Boeing's 777 and Airbus' 380 commercial airliners. We are the largest supplier, in terms of number of components, of flight safety components to Sikorsky for its Blackhawk helicopters.

      Our AIM subsidiary has manufactured components and subassemblies for the defense and commercial aerospace industry for over 35 years and has established long term relationships with leading defense and aerospace manufacturers such as Boeing, Goodrich Landing Gear, Lockheed Martin, Northrop Grumman, Latecoere Group, and United Technologies.

      Air Industries Group, Inc. was formed in 2005 through the merger of its platform company AIM, into Gales Industries Incorporated (a publicly traded company). On June 26, 2007, we changed our name from Gales Industries Incorporated to Air Industries Group, Inc.

      Since the merger in 2005, we made two acquisitions in 2007. During 2008, we discontinued the operations of one of the acquired companies and disposed of certain of its assets in January 2009. We currently operate two independent companies which serve the aerospace industry and work cooperatively with each other. These companies are AIM and Welding Metallurgy.

      AIM formed the initial platform of AIRI in 2005. AIM manufactures machined aircraft parts and subassemblies and other flight critical parts/assemblies for many of the major aircraft platforms in the industry. AIM's customers include original equipment manufacturers, or OEMs, and members of the supply chain including Sikorsky, Lockheed Martin, Boeing, Northrop Grumman, Latecoere (France) and Goodrich Landing Gear. AIM was founded in 1969 and is based in Bay Shore, New York.

      Welding Metallurgy is a provider of specialty welding services and metal fabrications to the aerospace industry. Its customers include Sikorsky, Lockheed Martin, Boeing and Northrop Grumman.

      We acquired Sigma in April 2007, and determined to discontinue its operations during the period ended September 30, 2008. We reached an agreement to sell certain assets of the business to the former stockholders of Sigma in October 2008 and discontinued operations of Sigma on October 31, 2008. In January 2009, we concluded the sale of certain assets of the business to the former stockholders.

      Our principal offices are located at 1479 North Clinton Avenue, Bay Shore, New York 11706 and our telephone number is (631) 968-5000.

About Air Industries Machining

      Founded in 1969, AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry including, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. During 2008, approximately 74% of AIM's revenues were derived from sales of parts and assemblies for military applications, although direct sales to the military (U.S. and NATO) constituted a small fraction of those sales. The remaining 26 % of revenues for 2008 represented sales in the airframe manufacturing sector to major commercial aviation manufacturers. AIM is a provider of flight critical, technically complex structures: AIM's parts are installed onboard Sikorsky's U/MH - 60M/S Helicopters; known as The BlackHawk, Lockheed's F35 Joint Strike Fighter (JSF) and Northrop Grumman's E2C/D Hawkeye

      AIM has evolved from an individual parts manufacturer to a manufacturer of subassemblies (i.e. Mechanical Assemblies) and as an engineering integrator. This evolution continues. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotorhub components for Blackhawk helicopters, arresting gear for the E2C/D Hawkeye, C2A Greyhound and US Navy Fighters, vibration absorbing assemblies for Sikorsky helicopters, landing gear components for the F-35 Joint Strike Fighter (JSF), and many other subassembly packages.

      AIM believes it is the largest supplier of flight critical components to Sikorsky, our largest customer and is considered the single or sole source for much of this work share. Sales of parts and services to Sikorsky accounted for approximately 53 % of AIM's revenues during 2008, and 53% of revenues for the first six months of 2009, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2012. Sales to Goodrich Landing Gear accounted for approximately 9% of sales for the calendar year 2008 and 20% of sales for the first six months of 2009.

      AIM's achievements in manufacturing quality control have enabled it to receive various international certifications that distinguish it from less qualified manufacturers, as well as several highly technical, customer-based proprietary quality approvals. AIM has also been recognized with the supplier of the year awards from notable customers such as United Technologies (Sikorsky) and Northrop Grumman.

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

About Welding Metallurgy

      Welding Metallurgy, founded in 1979, is a provider of specialty welding services and metal products. Our welding services and products are provided to prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and subcontractors to aerospace manufacturers throughout the United States.

      Welding Metallurgy is an important supplier on the Northrop Grumman E2C/D Hawkeye Program producing approximately 300 different parts annually. They also produce the Inlet Housing for the Sikorsky BlackHawk and various welded door and panel Assemblies for the Boeing CH47 Chinook Helicopter.

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

      Welding Metallurgy has historically enjoyed loyal and ongoing relationships with some of the world's leading aerospace companies, including Northrop Grumman, Boeing and Middle River Aircraft Systems. These relationships were based on the company's ability to provide precision welding services, which are sought after in the aerospace industry. Since we acquired Welding Metallurgy, we have initiated a marketing effort that is aimed at growth, with a focus on the following strategic objectives:

      o Favorable differentiation of Welding Metallurgy from the competition, and the securing of long-term customer commitment
      o     Diversification of customer base
      o Evolution from supplier of welding services to preferred supplier of Welded Assemblies
      o Develop as a Product Integrator, focused on providing Structural Assemblies to the Industry.

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

Diversification

      In conjunction with the marketing efforts aimed at existing customers, Welding Metallurgy also has aggressively marketed new customers to mitigate the vulnerability associated with being a near "captive" shop to Northrop Grumman, which historically represented 70-75% of its annual revenues. Through direct marketing efforts by executive management, Welding Metallurgy has secured the approval of Sikorsky Aircraft, Piper Aircraft, GKN Aerospace, M7 Aerospace, Vought Aerospace and Ametek/Hughes-Treitler. Welding Metallurgy also has executed a licensing agreement with Davis Aircraft for its proprietary "Wolfbend" pre-insulated tubing, which is being incorporated into many of the new regional aircraft currently in development. The net effect has been a more diverse customer base, comprised of major commercial and military aerospace customers.

      Target customers have been identified through trade shows, publications and news subscriptions, pre-existing relationships between Welding Metallurgy's executive management and key procurement personnel, and the selective use of independent sales representatives, when warranted.

Evolution from Welder to Turnkey Solution Provider:

      Through direct marketing efforts and the creation of new marketing materials, the company has made existing customers more aware of the full scope of Welding Metallurgy's capabilities. As a result, customers that considered Welding Metallurgy only as a supplier of welding services have now turned to Welding Metallurgy for complete, fully-assembled products. This has increased the market share for Welding Metallurgy with these customers, and has resulted in more firmly embedded relationships.

      Our long term marketing goal for Welding Metallurgy is to develop the company into a product integrator providing structural assemblies to the Industry. We have employees with the talent and experience to manage and manufacture sections of aircraft structure to be delivered to the final assembly phase of the aircraft manufacturing cycle. This capability is very much in line with current prime contractor supply chain strategy. WMI supported by AIM offer as cost competitive, low risk approach to customers for the outsourcing of subassembly manufacturing. In the fourth quarter of 2008 we provided a proposal to Pratt & Whitney of Canada for the manufacture of the thrust reverser for new the PW-810 jet engine which is being developed for the Cessna "Columbus" business aircraft. Current economic conditions have delayed this entire project, but we believe we presented a competitive proposal that will serve as a model for future programs and proposals.

Our Market

      Air Industries and subsidiaries operate in both defense related and commercial aviation, with defense related revenues equaling approximately 80% of total revenues. Current defense spending remains at an all time high and we anticipate that it will remain so. Commercial aviation spending has deteriorated due to the recessionary economic environment both in the United States and abroad.

      Our products are incorporated into many aircraft platforms, the majority of which remain in production. In particular we are the largest supplier of flight critical parts to Sikorsky's Black Hawk helicopter. The war on terrorism has hastened the need to replace older helicopters in the various State Army and Air National Guard Units with up to date Blackhawk models as these units have been mobilized to serve in Afghanistan and Iraq. Beyond the Blackhawk, we make products that are used in the Boeing 777, Northrop Grumman E2C, and E2D, Airbus 380, and Boeing (formerly McDonnell Douglas) C17 Globemaster, and Lockheed F-22 and Joint Strike Fighter.

      Many of our products are flight critical requiring advanced certification and where we are the sole or single source. Many of these parts are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time of service or cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which can be many years after production has stopped.

Our Backlog

      AIM has a number of long-term multi-year general purchase agreements with several customers. These agreements specify the part number, specifications and price of the covered products for a specified period, but do not authorize immediate shipment. Nevertheless, generally, before a customer will award such an agreement, we or any other potential supplier must demonstrate the ability to produce products meeting the customer's specifications; maintaining a strong quality performance rating; and a consistent on-time delivery record all at an acceptable price. It is a time consuming and risky process for a customer to qualify us or any other supplier for a particular part or subassembly, so most customers tend to limit the number of contracts awarded and, so long as performance is acceptable, are reluctant to switch suppliers. Customers issue release orders against these contracts periodically to satisfy their needs. In addition to our long term agreements, we regularly enter into agreements with customers calling for a specified quantity of a product at a fixed price on firm delivery dates.

      AIM's "firm backlog" includes all fully authorized orders received for products to be delivered within the forward 18-month period. The "projected backlog" includes the firm backlog and forecasted demand from our base of leading prime aerospace/defense contractors for product releases against general purchase agreements, or GPAs. Although the forecasted releases against GPAs within the forward 18-month period are included in the "projected backlog", we may actually receive additional "follow-on" awards through the balance of a GPA period, some of which currently extend through 2012.

      As of June 15, 2009, AIM's 18-month "firm backlog" was approximately $49 million and our "projected backlog" as of that date for the same 18-month period which includes both the firm backlog as well as anticipated order releases against long term agreements with our prime aerospace contractors is approximately $60 million. Because of the nature of the products and services provided, Welding Metallurgy does not have a significant backlog and its backlog is not included in the numbers reported herein.

Competition

      Winning a new contract is highly competitive. For the most part AIM manufactures items to customer design and competes against companies that have similar manufacturing capabilities in a global marketplace. Consequently, its ability to obtain contracts is tied to its ability to provide quality products at competitive prices. This requires continuous improvements in capabilities to assure competitiveness and value to our customers. AIM's marketing strategy involves developing long-term ongoing working relationships with customers based on long multi-year agreements. These agreements foster mutually advantageous relationships and develop entry barriers to would-be competitors by establishing advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate.

      Welding Metallurgy operates in an environment similar to AIM, where once it is established as a source the entry barrier for competitors can be difficult to overcome.

      Despite these barriers to entry, many of AIM's competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers. Among these are Sterling Machine, Monitor Aerospace, a division of Stellex Aerospace, Hydromil, a division of Triumph Aerospace Group, Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation. Many of our competitors are larger enterprises or divisions of even larger companies having greater financial and physical resources and the capabilities to respond to much larger contracts.

Raw Materials and Replacement Parts

      As a product integrator, our manufacturing processes require substantial purchase of raw materials, hardware and subcontracted details. As a result, much of our success in meeting customer demand involves effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets. Most suppliers are unwilling to commit to long-term contracts, which can represent a substantial risk as our strategy often involves long term fixed pricing with our customers. We believe that the availability of raw materials to us is adequate to support our operations.

      As a specialty welding and manufacturing service provider, Welding Metallurgy does not require significant amounts of materials to produce finished products. Supplies required for its operations are readily available and do not require significant inventories to be held on hand.

Discontinued Operation

      During the quarter ended September 30, 2008, the Company's Board of Directors decided to discontinue the operations at Sigma. (See Note 15 to the consolidated financial statements included elsewhere in this report.) Accordingly, Sigma's results of operations have been reported as discontinued operations for all periods presented. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

Future Expansion Strategy

      Since the 1990s, the aerospace and defense industries have undergone a radical restructuring and consolidation. The largest prime contractors have consolidated resulting in fewer, and much larger, entities. Some examples are Boeing which acquired McDonnell Douglas; Lockheed Martin, the result of Lockheed's acquisition of Martin Marietta, together with the aerospace divisions of General Dynamics; and Northrop Grumman, which fused together Northrop, Grumman, Westinghouse and Litton Industries into one entity. Out of these nine companies there are now just three

      The consolidation of the prime contractors has caused a similar consolidation of suppliers. The desire to streamline supply chains, i.e. buying more from fewer has been a primary driver pressuring many smaller firms. To survive companies must invest in systems and infrastructures that align their capabilities with the needs of the prime contractors. At a minimum, those with $15-$100 million in annual sales, referred to as "Tier III and IV Manufacturing Sector" must be fully capable to interactively work within a computer aided three dimensional automated engineering environment and must have third party quality system certification.

      We believe the industry's drive to efficiency will create enhanced pressures on many aerospace/defense critical component manufacturers, the Tier III and IV ", and these manufacturers will have no choice but upgrade to their systems and processes or leave the industry.

      We intend to expand our operations through internal growth. We will seek to attract new customers through proactive industry marketing efforts, including direct sales programs, participation at trade shows, technical society meetings and similar activities.

      If we are unsuccessful in expanding our operations through internal growth, our ability to compete may be compromised by our small size relative to other suppliers.

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

Employees

      As of September 30, 2009, we employed approximately 180 people.

      AIM is a party to a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the "Union") with which we believe we maintain good relations. Our collective bargaining agreement is dated January 1st, 2008 and covers all of AIM's production personnel. The terms and provisions of the Collective Bargaining Agreement are effective for three (3) years and will terminate December 31, 2011. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Services Worker's Security Fund. The Collective Bargaining Agreements contains a "no-strike" clause, whereby, during the terms of the Collective Bargaining Agreements the Union will not strike and AIM will not lockout its employees.

      All other employees including management, all Welding Metallurgy employees, and AIM employees are covered under a co-employment agreement with Administaff.

Item 1A. Risk Factors

      The purchase of our common stock involves a very high degree of risk.

      The Purchase of our Series B Preferred Stock ("Series B Preferred") and our common stock involves a very high degree of risk.

      Before you invest, you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this report. If any of the following events actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

      Our indebtedness may materially adversely affect our operations.

      As is more fully described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have significant indebtedness. We are highly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance. In addition, our loan facilities are secured by substantially all of our assets. In the case of a continuing default under either of our loan facilities, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business. Payment of principal and interest may limit our ability to pay cash dividends to our stockholders and the documents governing our loans prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

      Our indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our existing indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

      We are highly leveraged. As of December 31, 2008, we had total liabilities of approximately $33.7 million, including $15.8 million payable to our bank lenders secured by substantially all our assets. Our interest expense for the year ended December 31, 2008 was $ 2.6 million, including amortization of debt discount costs of approximately $579,000.

      The Company's senior bank debt matures in April 2010, and its subordinated bank debt in August 2010. There can be no assurance that the Company's lenders will agree to extend their loans and, in the absence of significant improvement in the Company's results of operations it is not likely that the Company will be able to refinance its bank indebtedness with another lender.

      Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our creditors, For example, it could:

      o make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such other indebtedness;
      o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;
      o increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
      o limit our flexibility in planning for, or reacting to, changes in our business and the aerospace industry; operate;
      o limit our junior subordinated note holders' rights to receive payments under the notes if secured creditors have not been paid; or;
      o limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

Risks Related to Our Issuance of Series B Preferred in Lieu of Payment of Cash Dividends on Series B Preferred

Dividends on our Series B Preferred Stock are payable either in cash or "in kind"; that is by issuing additional shares of Series B Preferred. Payment of dividends by issuing additional shares of Series B Preferred Stock will reduce the equity interest and voting power of our common stockholders and reduce the amount available for distribution to holders of our common stock, if any, upon our liquidation and dissolution.

      Due to liquidity constraints and restrictions on paying dividends in our bank loan covenants, we have issued and expect to continue to issue additional shares of our Series B Preferred in lieu of payment of cash dividends. The issuance of the shares of Series B Preferred in lieu of payment of cash dividends will dilute the equity interest of our common stockholders upon conversion of the Series B Preferred. Since holders of Series B Preferred vote together with holders of our common stock on matters presented to stockholders for approval not requiring a class vote, with holders of Series B Preferred having a number of votes equal to the number of whole shares of common stock they may acquire upon conversion of the Series B Preferred as of the record date for determining stockholders entitled to vote on those matters, the number and percentage of total votes which may be cast by holders of Series B Preferred with respect to those matters will increase and thereby dilute the voting power of the holders of our common stock. In addition, the issuance of shares of Series B Preferred Stock in lieu of cash dividends on the Series B Preferred will increase the total liquidation preference of the holders of the Series B Preferred, thereby decreasing amounts available for distribution to common stockholders, if any, upon a liquidation and dissolution of our company.

Our high level of debt may make it more difficult to retain existing or to attract new customers:

      Our existing customers and potential new customers for our products may be concerned that our high level of debt may impair our ability to satisfactorily perform on long-term contracts.

      Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth. This could result in increased responsibilities for management.

      Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain experienced personnel.

Our future success also depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations.

      The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected. We have disclosed the existence of a material weakness in internal control and this is more fully described in paragraph (b) of Item 9A "Policies & Procedures" below.

      Any reduction in government spending on defense could materially adversely impact our revenues, results of operations and financial condition.

      There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding for whatever reason. Future reductions in United States Government spending on defense or future changes in the kind of defense products required by United States Government agencies could limit demand for our products, and may have a materially adverse effect on our operating results and financial condition.

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

      We derive most of our revenues from a small number of customers. In 2008, our top three customers accounted for 71% of revenue. It is likely that this concentration of customers will continue. If such contracts were terminated, our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant customers. One customer accounted for approximately 49% of sales for the year ended December 31, 2008 and 47% for the first six months of 2009.

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

      The defense and aerospace component manufacturing market is highly competitive and we expect that competition will increase. Many competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. We expect that more companies will enter the defense and aerospace component manufacturing market. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business.

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

      Other Risks Related to Our Indebtedness

      Repayment of our debt is dependent on cash flow generated by our subsidiaries.

      Our subsidiaries own substantially all of our assets and conduct all of our operations. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness

      Restrictions imposed by our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

      The terms of our senior secured credit facilities restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our and our subsidiaries' ability to:

      o     incur additional indebtedness;
      o pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;
      o     make investments, loans, advances and acquisitions;
      o create restrictions on the payment of dividends or other amounts to us from our subsidiaries;
      o     sell assets, including capital stock of our subsidiaries;
      o     consolidate or merge;
      o     create liens; or;
      o     enter into sale and lease-back transactions.

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

      There is only a very limited public market for our securities.

      The trading market for our common stock is limited and conducted on the Pink Sheets. It is unlikely that we will be able to have our common stock will ever become eligible for listing on NASDAQ or another stock exchange. We cannot assure you that a more active trading market in our common stock will ever develop or if one does develop, that it will be sustained.

      Our common stock may be subject to the SEC's penny stock rules, if so, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

      Our common stock may be subject to the SEC's "penny stock" rules under the Securities Exchange Act, and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

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

      Future sales of our common stock pursuant Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. Under Rule 144, shares of common stock issued or issuable upon conversion of securities sold in private offerings are eligible for resale by non-affiliates after six months, assuming we file reports under the Exchange Act containing current information about us, and after one year regardless of whether current information about us is available. The number of shares eligible for resale pursuant to Rule 144 is enormous relative to the trading volume of our common stock. However, it is unlikely that shares of our Series B Preferred Stock will be converted, or our outstanding warrants and options will be exercised, unless and until the market price of our common stock increases significantly.

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

Our 2005 Stock Incentive Plan allows for the issuance of up to 10,000,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. As of December 31, 2008, we had outstanding under the Plan options to purchase 6,522,764 shares. The committee administering the Plan, which has sole authority and discretion to grant options under the Plan, may grant options which become immediately exercisable in the event of a change in control of our company and in the event of certain mergers and reorganizations. The issuance of shares of our common stock, or the possible issuance of shares, under our stock option plan may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

Item 2. Properties

      Our headquarters are situated on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet.

      On October 24, 2006, we entered into a "sale & leaseback" transaction whereby we sold the buildings and real property located at the corporate campus for a purchase price of $6,200,000 and entered into a 20-year triple-net lease for the property. Base annual rent is approximately $540,000 for the first five years of the lease, increases to $626,000 for the sixth year of the term, and increases by 3% for each subsequent year. The lease grants AIM an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

      The operations of Welding Metallurgy are conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which provides for an annual base rent of approximately $530,000 for 2009, with increases of 3% per year through December 31, 2015.

Item 3. Legal Proceedings

      Blair - HSM Companies: On November 3, 2008, we were served with an Information Request and Restraining Notice by the HSM Blair Companies as part of their efforts to collect on the $350,000 Confession of Judgment issued by us to secure our agreement to reimburse the shareholders of Blair - HSM for certain expenses incurred in connection with the abandoned acquisition.

      On November 28, 2008, we entered into a settlement agreement with the former shareholders of the Blair Companies under which we agreed to pay the HSM-Blair Companies $350,000 in full and complete satisfaction of amounts payable under the stock purchase agreement as follows: $50,000 on each of February 12, 2009, March 12, 2009 and April 12, 2009, $100,000 on May 12, 2009, with the balance payable by delivery of 10,000 shares of our Series B Preferred having a face value of $100,000. These payments have been made and the shares were issued in June 2009.

      In connection with the settlement, the former shareholders of HSM Blair Companies and the HSM Blair Companies agreed to file a Satisfaction of Judgment with the Supreme Court of the State of New York, Suffolk County.

      Sigma Metals, Inc: Several former vendors to Sigma have commenced legal action against Sigma seeking to recover amounts owed to them totaling approximately $400,000. While Sigma has no significant assets remaining, we have been attempting to negotiate settlements of these claims. One former vendor has been awarded a judgment against Sigma in the amount of approximately $107,000. Another former vendor has commenced litigation under various legal theories against AIRI and others in addition to Sigma, attempting to establish liability. In March 2009, the Company signed settlement agreements with two vendors for payables totaling approximately $75,000. The Company will pay cash and issued shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the 4th quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

      In May 2009, our common stock was dropped from the OTC Bulletin Board as a result of our failure to file our Report on Form 10-K for 2008. Our common stock is no longer quoted on the OTC Bulletin Board and is currently quoted only on the Pink Sheets. During all of calendar 2008 our common stock was quoted on the OTC Bulletin Board under the trading symbol "AIRI.OB" ("GLDS" prior to July 16, 2007 and "ASHN" prior to February 15, 2006). The prices set forth below reflect the quarterly high and low sale price information for shares of our common stock for the periods indicated, as reported by Yahoo Finance.

2007 Quarter Ended                                              High       Low
------------------                                             ------    ------
December 31, 2007                                              $ 0.33    $ 0.23
September 30, 2007                                               0.58      0.25
June 30, 2007                                                    0.40      0.25
March 31, 2007                                                   0.33      0.22

2008 Quarter Ended                                              High       Low
------------------                                             ------    ------
December 31, 2008                                              $ 0.13    $ 0.03
September 30, 2008                                               0.17      0.09
June 30, 2008                                                    0.24      0.17
March 31, 2008                                                   0.27      0.20

      As of December 31, 2008, there were 208 active holders of record of our common stock.

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

      Payment of dividends on our common stock is currently restricted by the terms of our bank debt and Series B Preferred Stock. Our ability to pay the dividend on our Series B Preferred Stock is restricted by the terms of our Series B Preferred Stock.

Recent Sales of Unregistered Securities

      We have reported all sales of our unregistered equity securities that occurred during 2008 in our Reports on Form 10-QSB or Form 8-K, as applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2008 and 2007. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

General

      AIM has evolved from an individual parts manufacturer to a manufacturer of subassemblies (i.e. being an assembly constructor) and an engineering integrator of products that are assembled by a skilled labor force.

      Welding Metallurgy is a supplier of welded assemblies and performs tube bending, sheet metal fabrication and precision assembly. Welding Metallurgy also manufactures components for various subsectors of the commercial and military aerospace industry. Its customers include Sikorsky, Lockheed Martin, Boeing and Northrop Grumman.

      Sales of parts and services to one customer accounted for 49% of revenue in 2008, and are subject to General Ordering Agreements which were recently renegotiated and extended through 2012. A second customer accounted for 12% of revenue for 2008 and a third customer accounted for 11% of revenue for 2008.

Results of Operations

      We completed the acquisition of Sigma on April 16, 2007 and the acquisition of Welding Metallurgy on August 26, 2007.

      Management made the decision to discontinue the operations of Sigma during the period ended September 30, 2008. We reached an agreement to sell certain assets of the business to the former owners of Sigma in October 2008 and discontinued operations of Sigma on October 31, 2008. In January 2009, we concluded the sale of certain assets of the business. The results of operations of Sigma are shown separately as discontinued operations. (See Note 15 to the Consolidated Financial Statements.)

      The results of Welding Metallurgy since August 27, 2007 are included in our financial statements for the year ended December 31, 2007 and reflected in the discussion below.

Segment Data

      We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

      As a result of the acquisition of Sigma in April 2007 and Welding Metallurgy in August 2007, we had three reportable segments: AIM, Sigma and Welding Metallurgy. With the disposition of Sigma, we now have two reportable segments; AIM and Welding Metallurgy.

      AIM is primarily engaged in processing, cutting, milling, machining and hardening metals into assemblies that are widely used in the aerospace industry. Welding Metallurgy is a fabricator of parts primarily used in the defense industry. Welding specializes in complex welding applications and in tubular structures.

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

      We are in the process of integrating Welding Metallurgy into our fully integrated Enterprise Resource Program (ERP) for operational and financial control.

      AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During 2008, approximately 74% of our revenues were derived from sales of parts and assemblies for military applications. The majority of our sales are to other military contractors and direct sales to the military (U.S. and NATO) are only a minor portion of our business.

      We have evolved from being a manufacturer of individual parts to being a manufacturer of subassemblies (i.e. being an assembly constructor). We currently produce over 2,400 individual products or Stock Keeping Units, (or "SKU's"). These products are produced and assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, flight controls, arresting gears, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      During the first half of 2008, and continuing into the third quarter, we attempted to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). During the third quarter of 2008, management determined to cease its efforts to acquire Blair-HSM. As a result, we expensed approximately $838,000 in previously capitalized costs relating to the acquisition and $350,000 for possible expenses payable to Blair-HSM arising out of the termination of the purchase and sale agreement. This obligation was secured by a confession of judgment we delivered to the shareholders of Blair-HSM.

      As part of our ongoing effort to position ourselves to win large, long-term and higher margin contracts. During 2007, and continuing in 2008, we devoted substantial funds (approximately $1.5 million in 2007 and $1.061 million for 2008 for new projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies.

      We began delivering the first articles for the Joint Strike Fighter ("JSF") program during December 2006, and made our first deliveries for the CV
(Navy) version in late 2008. We delivered our first articles for A380 assemblies in June 2008. We also have submitted proposals for gear housing assemblies and throttle quadrants as part of the BlackHawk helicopter program but we do not, as yet, have firm orders for these parts.

Liquidity Concerns

      The Company continues to experience liquidity difficulties. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations.

      To supplement our working capital, in June 2008, we sold $2,950,000 principal amount of our junior subordinated notes (the "Old Notes"), together with 983,324 shares of our common stock, to accredited investors for total cash consideration of $2,950,000 in a private placement. In September 2008, to address our liquidity concerns and to provide additional working capital, we sold an additional $1,955,000 principal amount of junior subordinated notes, (the "New Notes") together with 156,400 shares of our Series B Preferred, in a private placement for a total purchase price of $1,955,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum).

      Subsequent to September 30, 2008, we sold an additional $630,000 principal amount of New Notes, together with 50,400 shares of Series B Preferred for a total purchase price of $630,000. An aggregate of $2,585,000 principal amount of our junior subordinated notes due May 2010 and 206,800 shares of our Series B Preferred were issued in the offering. In addition, in October 2008, holders of an aggregate of $2,950,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes and 236,000 shares of Series B Preferred. In 2009, we sold in a private placement to accredited investors, an additional $445,000 principal amount of New Notes together with 35,600 shares of our Series B Preferred for a total purchase price of $445,000.

      The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the Old Notes was adjusted to 1% per month (12% per year).

      Nevertheless, we remain highly leveraged and are continuing to experience liquidity constraints arising from:

      o Costs associated with our acquired businesses which have not yet attained anticipated operating results, including Sigma which has now been discontinued;
      o Costs associated with an inventory build-up in anticipation of sales,
      o     Costs incurred in connection with the efforts to acquire Blair-HSM.

      These liquidity constraints became very acute during the third quarter ended September 2008, and negatively affected our revenues and gross margin. Our liquidity difficulties affected all of our operations. Because we were unable to purchase parts and raw materials on a timely basis, our production of products was interrupted and shipments to customers delayed. This reduced revenues and gross margin also was affected as our production lines were frequently stalled awaiting delivery of raw materials or parts causing labor cost inefficiencies.

      While management is working towards and expects a return to more timely delivery of product to customers and the restoration of our gross margins in line with historical results, we continue to experience liquidity constraints. While these constraints have eased somewhat of late, there can be no assurance that we will be able to generate sufficient cash flow from operations or obtain additional financing to the extent required for our working capital needs.

Discontinued Operations:

      During the quarter ended September 30, 2008, the Company's Board of Directors decided to discontinue the operations at Sigma. (See Note 15 to the consolidated financial statements included elsewhere in this report.) Accordingly, Sigma's results of operations have been reported as discontinued operations for all periods presented. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

The table below indicates the results of operations for Sigma Metals for the period January 1, 2008 through October 31, 2008, and for the period April 16, 2007 (the date of acquisition) to December 31, 2007.

                                                       2008             2007
                                                   ------------     ------------
Net sales                                          $ 10,206,000     $  9,891,000
Cost of sales                                        10,555,000        7,109,000
                                                   ------------     ------------

Gross (loss) profit                                    (349,000)       2,782,000

Operating costs and expenses                          3,791,000        2,370,000
                                                   ------------     ------------

(Loss) income  from operations                       (4,140,000)         412,000

Interest and financing costs                             57,000          108,000

Write-off of goodwill                                 1,550,000               --
Write-off of intangibles                              3,329,000               --
                                                   ------------     ------------

Net (loss) income                                  $ (9,076,000)    $    304,000
                                                   ============     ============

Continuing Operations:

      Consolidated operations reflect the operations of AIM and Welding Metallurgy since the date of its acquisition in 2007. Consolidated net sales from continuing operations for the year ended December 31, 2008 were $38,694,000, an increase of approximately $2.5 million or 7 % compared with $36,178,000 for the prior year. Revenues at AIM increased slightly by $658,000 or 2% to $34,746,000 for the year ended December 2008 from $34,088,000 for the year ended December 31, 2007. Revenues at Welding were $3,948,000 for the year ended December 31, 2008 as compared to $2,090,000 for the year ended December 31, 2007, which included only the four month period August 26, 2007 to December 31, 2007.

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2008              2007          Increase/(Decrease)             %
                                                  -------------     -------------     -------------------     ---------
Air Industries Machining
       Net Sales                                  $  34,746,000     $  34,088,000     $           658,000          1.93%
       Gross Profit                                   6,917,000         7,688,000                (771,000)       -10.03%
       Pre Tax Income                                   887,000         2,740,000              (1,853,000)       -67.63%
       Assets                                        31,568,000        31,304,000                 264,000          0.84%

Sigma Metals
       Net (Loss) Income From  Discontinued
       Operations                                    (9,076,000)          304,000               9,380,000     -3,085.53%
       Assets Held for Sale                           1,556,000        11,365,000              (9,809,000)       -86.31%

Welding Metallurgy
       Net Sales                                      3,948,000         2,090,000               1,858,000         88.90%
       Gross Profit                                   2,144,000         1,588,000                 556,000         35.01%
       Pre Tax Income                                (2,776,000)        1,026,000              (3,802,000)      -370.57%
       Assets                                         5,773,000         8,426,000              (2,653,000)       -31.49%

Corporate

       Net Sales                                             --                --                      --            --

       Gross Profit                                          --                --                      --            --
       Pre Tax Income                                (6,322,000)       (3,504,000)             (2,818,000)        80.42%
       Assets                                        14,953,000        22,962,000              (8,009,000)       -34.88%

Consolidated
       Net Sales                                     38,694,000        36,178,000               2,516,000           696%
       Gross Profit                                   9,061,000         9,276,000                (215,000)        -2.32%
       Net Income (Loss) from Discontinued Ops       (9,076,000)          304,000              (9,380,000)    -3,085.53%
       Pre Tax Income (Loss)                         (8,211,000)          262,000              (8,473,000)    -3,233.97%
       Provision (Benefit) for Taxes                   (744,000)          365,000              (1,109,000)      -303.84%
       Net Income (Loss)                            (16,543,000)          201,000             (16,744,000)    -8,330.35%
       Elimination of Assets                        (12,945,000)      (23,767,000)             10,822,000        -45.53%
       Assets                                        39,349,000        50,290,000             (10,941,000)       -21.76%


      There were three customers that represented $27,899,000 or 71.3% of the total sales for the year ended December 31, 2008 and $28,752,000 or 80.6% for the year ended December 31, 2007. One customer accounted for approximately 49% and 59% of net sales for the year ended December 31, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at December 31, 2008 and 2007 were approximately $525,000 or 9.6% and $1,666,000 or 32.0% of net
accounts receivable, respectively. The second customer accounted for 10.7% and 10.7% of sales for 2008 and 2007, respectively, and $1,275,000 or 23.2% and $1,221,000 or 23.0% of net accounts receivable at December 31, 2008 and 2007, respectively. The third customer represented 11.9% and 10.4% of sales at December 31, 2008 and 2007, respectively, and $1,296,000 or 23.7% and $541,000 or 12.8% of the net accounts receivable at December 31, 2008 and 2007 respectively.

      Consolidated gross profit from continuing operations for the year ended December 31, 2008 decreased slightly by approximately $(215,000) or 2.32% to approximately $9,061,000 for the year ended December 2008, as compared to gross profit of $ 9,276,000 for the prior year. Gross profit at AIM declined by approximately $(771,000) or (10%) to $6,917,000 for the year ended December 2008, as compared to $7,688,000 for the prior year. For the year ended December 2008, gross margin declined by 2.25 percentage points, or nearly (10%) from 22.5% percent of sales in 2007 to 20.3% of sales for the 2008. Gross profit at Welding increased by $556,000 (35%) for the year ended December 2008 from the four month period August 27, 2007 to December 31, 2007.

      Operating costs increased by $7,025,000 or 93% to $14,550,000 for the year ended December 31, 2008 compared to for the year ended December 31, 2007. The principal components of the increase were:

o General and administrative at Welding Metallurgy increased by $3,974,000 to $4,311,000. Welding was acquired in August 2007 and only four months of operating costs included in 2007 as compared to a full year in 2008. In addition, we incurred a charge of $3,265,000 for the impairment of goodwill.
o General and administrative at AIM increased by approximately $957,000 to $4,422,000 for the year ended December 31, 2008. The increase was mainly attributable to the impairment of goodwill in the amount of $1,265,000.
o General and administrative at AIRI increased by $1,920,000 or 80 % to $5,131,000 from $3,211,000 for the year ended December 31, 2008 and 2007, respectively. The major components of this increase is attributable to approximately $1,100,000 of pre-acquisition costs that were expensed during the quarter based on the Company's decision to cease its efforts to acquire Blair-HSM, $268,000 for the expensing of severance to the former Chairman of the Board, $275,000 for consultants required by our lenders in the review and development of new covenants and the disposal of Sigma assets, and additional professional fees of approximately $300,000 for legal and accounting services.
o Selling and marketing expenses were $686,000 in Fiscal 2008, an increase of $174,000 or 33% from selling and marketing expenses of $512,000 in Fiscal 2007. This increase was attributable to increases in expense at AIM together with inclusion of a full year of costs at Welding Metallurgy

      Interest and financing costs consist of interest paid and accrued as well as amortization of debt discounts resulting from recording debt obligations at fair value and the issuances of the Company's Preferred Series B in connection with the Old Notes and New Notes. Interest and financing costs were approximately $2,780,000 for year ended December 31, 2008, an increase of approximately $1,309,000 or (89%) as compared to the year ended December 31, 2007.

      The increase in interest expense results from our higher level of debt (approximately $25,400,000) resulting from:

o     Debt issued for the acquisitions of Sigma and Welding during 2007, plus,
o the junior subordinated notes we issued in June 2008, September 2008 and October 2008;
o Offset to a minor degree by generally lower interest rates on our bank revolving and term debt.

      The benefit for income taxes was approximately $744,000 in the year ended December 2008 compared to a provision of approximately $365,000 in the year ended December 2007. The Company computes its income tax provision or benefit according to SFAS No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions and benefits results primarily from state income tax and valuation allowance, and expenses which will never be deductable due to basis differences at the acquired company (Sigma) and stock compensation and other charges that are not deductible.

      As a result of the above factors, our loss from continuing operations was $(7,467,000) for the year ended December 31, 2008, an increase of approximately $(7,364,000) compared to a loss of $(103,000) for 2007.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Liquidity and Capital Resources

      The Company continues to suffer from a lack of liquidity. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations.

      As of December 31, 2008, the Company's total liabilities were approximately $33.7 million, including approximately $15.8 million payable to its bank lenders and secured by substantially all its assets. Because the Company is required to maintain a "lock box" account with PNC Bank, into which substantially all of the Company's cash receipts are paid, if its bank lenders were to cease lending, the Company would lack the funds to continue its operations.

      The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $5.5 million during 2008. The receipt of these gross proceeds did ameliorate, to some degree, the Company's liquidity crisis but this was partially offset by the Company's bank lenders imposing a reduction in availability of $900,000. The Company's senior bank debt matures in April 2010 and its subordinated bank debt in August 2010. There can be no assurance that the Company's lenders will agree to extend their loans. Absent significant improvement in results of operations; it is not likely that the Company will be able to refinance its bank indebtedness with another lender.

      To alleviate its liquidity difficulties, during 2008, the Company sold certain assets of its Sigma business, renegotiated and extended the payment terms of its indebtedness to the former owners of Welding, and also has ceased its efforts to acquire Blair-HSM. To further address liquidity difficulties, the Company has issued, and will likely continue to issue, additional shares of its Series B Preferred in lieu of payment of cash dividends on its Series B Preferred. This will dilute the equity ownership and voting power of holders of its Common Stock.

      The ability of the Company to maintain its current level of operations is subject to the cooperation of its bank lenders and other parties which hold its notes. If the Company's bank lenders were to reduce the amounts loaned to the Company, the Company would have no choice other than to reduce it operations and perhaps seek to liquidate certain assets. Any forced liquidation of assets would likely yield less than the amounts at which such assets are valued by the Company. See the discussion of "Risk Factors" under Item 1A of Part of this report.

Our measures of liquidity include the following:

                                             December 31,
                                         2008           2007          Change
                                      -----------    -----------    -----------
Cash                                  $   164,000    $        --    $   164,000
Working Capital                         3,045,000     10,561,000     (7,516,000)
Revolving Loan Balance                 10,779,000     11,332,000       (553,000)

      We continue to experience liquidity constraints due to:

      o Costs associated with our acquired businesses which have not yet attained anticipated operating results, including Sigma which has been discontinued,
      o Costs incurred in connection with our efforts to acquire Blair-HSM, which ceased in September 2008,
      o Losses incurred resulting from decreases in gross margin arising partially from failure to efficiently and timely produce and ship products at AIM as a result of disruptions due to delays in receiving inventory.

      With the cessation of efforts to acquire Blair-HSM as well as the disposition of Sigma, we have now refocused our efforts on managing our core business at AIM and at Welding. We have begun initiatives to:

      o Reduce General and Administrative costs - beginning in June 2008, we implemented a cost reduction program designed to reduce and provide enhanced control of general and administrative expenses. These initiatives have included layoffs of personnel and elimination of management positions and a reduction in management compensation.
      o Accelerate production - our liquidity issues have in part resulted in delays in our receiving raw materials and component parts, thus delaying our shipments to customers. With the recent increase in available funds we are accelerating the completion and shipment of product to customers.

      Our credit facility with PNC Bank N.A. ("PNC") requires that all cash receipts (except those at Welding) be swept on a daily basis to our loan accounts reducing the loan balance. Therefore, at any point in time our book cash balances are negligible.

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

      We have incurred debt financing and issued the preferred stock in part to support our acquisitions of Sigma and Welding. The remaining outstanding balances are indicated below

                                                                    December 31,
                                                                2008           2007
                                                             -----------    -----------
Note payable to former AIM shareholder                       $   433,000    $   625,000
Notes payable to former Sigma shareholders (a)                   638,000      1,216,000
Note payable to former Welding shareholders                    2,000,000      2,000,000
Additional purchase price payable to Welding shareholders             --        190,000
                                                             -----------    -----------
Total                                                          3,071,000      4,031,000

Less: discount for imputed interest on Welding notes                  --        (92,000)
                                                             -----------    -----------
Total:                                                       $ 3,071,000    $ 3,939,000
                                                             ===========    ===========

(a) The notes payable to former Sigma stockholders was converted to Series B Preferred in January 2009.

      To supplement our working capital, in June 2008 we sold $2,950,000 principal amount of our junior subordinated notes (the "Old Notes"), together with 983,324 shares of our common stock, to accredited investors for total cash consideration of $2,950,000 in a private placement. When the junior subordinated notes were issued, Steel City Capital Funding LLC ("SCCF") requested and PNC acquiesced and blocked our ability to utilize certain collateral in the amount of $900,000. Because of the nature of the line of credit, it is classified with current liabilities. This blocking had the effect of reducing the availability of cash resulting from the issuance of the junior subordinated notes.

      In September 2008, to further address our liquidity concerns and to provide additional working capital, we sold an additional $1,955,000 of principal amount of junior subordinated notes, (the "New Notes") together with 156,400 shares of our Series B Preferred, in a private placement for a total purchase price of $1,955,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum).

      Subsequent to September 30, 2008, we sold an additional $630,000 principal amount of New Notes, together with 50,400 shares of Series B Preferred for a total purchase price of $ 630,000. An aggregate of $2,585,000 principal amount of our junior subordinated notes due 2010 and 206,800 shares of our Series B Preferred were issued in the offering. In addition, in October 2008, holders of an aggregate of $2,950,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes, plus 236,000 shares of Series B Preferred. The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the Old Notes was adjusted to 1% per month (12% per year). In 2009, we sold in a private placement to accredited investors, an additional $445,000 principal amount of New Notes together with 35,600 shares of our Series B Preferred for a total purchase price of $445,000.

      A summary of our contractual obligations as of December 31, 2008 is included in the table below:

Payments Due By Period

                                                                    Less than                                    More than
Contractual Obligations                                Total         1 Year*       1-3 Years      3-5 Years       5 Years
                                                    -----------    -----------    -----------    -----------    -----------
Long-term debt and capitalized lease obligations    $27,243,000    $17,061,000    $ 8,528,000    $ 1,126,000    $   528,000
Operating lease obligations                          17,096,000      1,070,000      2,208,000      2,446,000     11,372,000
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL                                               $44,339,000    $18,131,000    $10,736,000    $ 3,572,000    $11,900,000
                                                    ===========    ===========    ===========    ===========    ===========

* Includes revolving and term loans that are due in 2010 but the loan agreements permit the lenders to demand payment at any time (see Note 8 to consolidated financial statements).

      In April 2008, we prepaid approximately $250,000 of the Sigma seller notes. In January 2009, we concluded the sale of certain assets of Sigma to the previous owners, and the holders of the Sigma seller notes. As part of this transaction, the remaining balance payable to the note holders was converted to Series B Preferred.

      As a result of our increased debt described above, interest expense has risen to approximately $2,657,000 from approximately $1,699,000 for the years ended December 2008 and 2007.

      During 2007 and continuing in 2008, we devoted substantial funds (approximately $1,500,000 in 2007 and $1,061,000 in 2008) to engineering costs and manpower as part of an ongoing effort to participate in several significant long-term, higher margin projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies in the future.

      During the year ended December 2008, inventories increased for the Company by approximately $2,859,000 or approximately 16%. This increase resulted in part from the use of our production capacity at AIM to manufacture products whose delivery dates have been pushed back and a shift in the nature of production at Welding.

The components of inventory consisted of the following:

                                           December 31,                 Net Change
                                      2008             2007         In dollars       %
                                  ------------     ------------    ------------     --
Raw Materials                     $  6,809,000     $  5,470,000    $  1,339,000     24%
Work In Progress                     9,633,000        7,755,000       1,878,000     24%
Finished Goods                       5,224,000        5,015,000         209,000      4%
Inventory Reserve                     (567,000)              --        (567,000)    --
                                  ------------     ------------    ------------     --
Total Inventory                   $ 21,099,000     $ 18,240,000    $  2,859,000     16%
                                  ============     ============    ============     ==

      Inventory owned by Sigma is classified in assets held for sale on the accompanying consolidated balance sheet. At December 31, 2008 and December 31, 2007 the value of the inventory owned by Sigma was $954,000 and $3,580,000, respectively.

      The increase in our inventory levels, coupled with our decision to fund engineering and other costs to secure future higher margin projects and the costs associated with our efforts to acquire Blair-HSM, have strained our working capital negatively impacting our liquidity and consequently our ability to work on all of the projects in-house.

      The debt service associated with the junior subordinated notes and our other debt obligations is substantial and may impair our ability to operate our business. Further, until our liquidity improves significantly we will continue to pay the 7% dividend on the outstanding shares of Series B Preferred in additional shares of Series B Preferred rather than cash. Issuing additional shares of Series B Preferred will dilute the equity and voting interests of holders of our common stock.

      Since the PNC Loan Facility requires that all cash at our operating subsidiaries be swept on a daily basis to our loan accounts, at December 31, 2008 and December 31, 2007, our subsidiaries had negligible cash and cash equivalents. At December 31, 2008, we had working capital of $3,045,000 as compared to working capital of $10,561,000 as of December 31, 2007. This decrease reflects the proceeds of the placement of our Series B Preferred, offset by the costs relating to the Blair-HSM acquisition attempt, costs incurred in the discontinuance of Sigma and by the our negative cash flows from continuing operations during the year ended December 31, 2008.

      It should be noted that current liabilities includes $15,797,000 payable to our bank lenders. Under the terms of our loan agreements, these amounts are not payable until April 30, 2010 and August 24, 2010, respectively, but $15,386,000 has been included in current liabilities due to the right of the banks to demand immediate repayment which management believes are not likely to occur, combined with the existence of a lockbox arrangement. We believe that our cash requirements for operations in the next twelve months will be met by revenues from operations, cash reserves, and amounts available under the PNC Loan Facility.

      As of December 31, 2008, our outstanding debt consisted of $15,797,000 under our loan facility made up of $15,386,000 classified as short-term and $411,000 classified as long-term. Notes payable to the former shareholders of our subsidiaries AIM, Sigma and Welding of $3,071,000 are classified as $1,053,000 short-term and $1,968,000 as long-term. Capital lease obligations of $1,960,000 are classified as $465,000 short-term with the remaining balance of $1,494,000 classified as long-term. Additionally, at December 31, 2007, there was a standby letter of credit outstanding in the amount of $127,500. In addition, reflecting the sale leaseback of AIM's corporate campus, we now pay approximately $45,000 per month as rent, plus $15,662 to fund real estate tax escrow accounts and other reserves held by the landlord.

      We used $140,000 of cash in operations during the year ended December 31, 2008. The principal components were: The use of cash in operations reflects an increase in inventory of $2,859,000, a decrease in our deposits with vendors of $805,000, a decrease in prepaid expenses of $77,000, and a decrease in our accounts payable and accrued expenses of $260,000.

      In 2005, in connection with the acquisition of AIM, we paid the sellers $2,040,103 in cash and incurred notes payable obligations to the sellers in the aggregate principal amount of $1,627,000, of which $665,000 plus accrued interest of $54,511 were in the form of convertible promissory notes which were converted by the holders into 1,799,432 shares of common stock at a conversion price of $0.40 per share on January 26, 2007. The remaining principal amount, $433,000, is payable in equal quarterly installments of $48,100 of principal, plus interest through March 2011.

      In April 2007 connection with the acquisition of Sigma, we paid the sellers $4,060,796 in cash and incurred notes payable obligations to the former shareholders of Sigma Metals in the aggregate principal amount of $1,497,411. The operations of Sigma Metals were discontinued in October 2008 and in January 2009, we concluded the sale of certain assets of Sigma to the previous owners, and the holder of the Sigma seller notes. As part of this transaction, the remaining balance payable to the note holders was converted to Series B Preferred.

      In connection with the acquisition of Welding Metallurgy, we paid the sellers $3,500,000 in cash and incurred a notes payable obligation to the former stockholders of Welding Metallurgy in the aggregate principal amount of $2,000,000, which bore no interest until August 24, 2008, and then at 7% per annum thereafter ("Old Note"). To reflect the fact that this note did not bear interest for the first year, we discounted the value of the note and expensed the imputed interest monthly accreting up the value of the note to its face value of $2,000,000 in August 2008.

      In August 2008, the Company and the former owners reached an agreement restructuring the Company's obligation under this note by executing an Amended and Restated Subordinated Promissory Note, the "New Note". The principal balance of this New Note is $ 2,050,000 (consisting of $2,000,000 principal amount of the promissory note dated August 25, 2007, plus an unpaid working capital adjustment in the amount of $50,000), Payments due under the New Note are:
$25,000 on each of October 31, 2008 and December 31, 2008, an additional $50,000 on March 31, 2009, followed by 19 equal consecutive quarterly installments of $100,000, commencing on June 30, 2009 and continuing through December 31, 2013, payable on the last business day of each March, June, September and December, commencing June 30, 2009, and continuing through and including December 31, 2013, with one final payment of $50,000 on March 31, 2014, plus accrued interest thereon at the rate of 7% per annum from August 24, 2008. As additional consideration the former owners were granted a warrant exercisable for 5 years to purchase 100,000 shares of common stock at $0.109 per share. The warrant expires on August 24, 2014.

      The Company has made the payments due on September 30 and December 31, 2008, leaving a principal balance due of $2,000,000 at December 31, 2008.

      Our obligation under both the Old Note and New Note are subordinate to our indebtedness to PNC and SCCF. In March 2009, the Company received a notice from SCCF, exercising their right to block payments under the New Note. Accordingly, the payment due on March 31 was not made. In April 2009, the Company received a notice from the holders of the New Note that an event of default had occurred, and accordingly, interest under the New Note would now accrue at 11% per annum. Per the terms of the fourth amendment to the SCCF Loan, all payments have been blocked until April 30, 2010. As a result of this, the Company has entered into a modification agreement with the holder of the New Note to amend the payment terms. The Company has paid a fee to the holder of $50,000 to modify the loan agreement to block the payments until April 30, 2010 and accrue interest at a rate of 9% per annum.

      To finance the acquisition of Sigma and to provide us with additional working capital and funds for future acquisitions, we completed a private placement of our Series B Preferred in which we raised gross proceeds of $8,023,000. A first closing, in which we received gross proceeds of $4,955,000, occurred simultaneously with the acquisition of Sigma and was entirely devoted to the acquisition. A second closing occurred on May 3, 2007, in which we received additional gross proceeds of $3,068,000.

      In connection with the 2007 acquisition of Welding Metallurgy, the terms of the PNC Loan Facility were amended and modified to include Welding Metallurgy as a borrower and AIRI and Welding Metallurgy as guarantors of amounts due under the PNC Loan Facility. In connection with that amendment, Welding Metallurgy pledged all of its assets and properties to PNC to secure its obligations under the PNC Loan Facility. The maximum revolving advance amount was increased by an additional $3,000,000 to $14,000,000.

      Additionally, in connection with the Welding Metallurgy acquisition, SCCF provided a Term Loan of $4,500,000. The Term Loan is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC as publicly announced to be in effect from time to time. Under the terms of our loan agreement, these amounts are not payable until August 24, 2010, but have been included in current liabilities due to the right of the banks to demand immediate repayment which management believes are not likely to occur, combined with the existence of a lockbox arrangement. In addition, to secure the obligations due SCCF, we pledged to SCCF the capital stock of AIM, Sigma, and Welding Metallurgy, and each of those entities granted to SCCF a security interest on all of their assets.

Termination of Agreement for the Acquisition of the Blair Companies

      On November 15, 2007, we entered into a Stock Purchase Agreement with the shareholders of Blair Industries, Inc., a New York corporation, Blair Accumulators, Inc., a New York corporation, H.S.M.Machine Works, Inc., a New York corporation, and H.S.M. Machine Works, Inc., a North Carolina corporation (collectively, the "Blair Companies") to acquire all of outstanding capital stock of the Blair Companies.

      The purchase price for the Blair Companies was $16,358,000, subject to adjustment based upon the Net Asset Value (as defined in the Blair Purchase Agreement) of the Blair Companies as of the date of closing. The purchase price was payable in a combination of cash, promissory notes and shares of our preferred stock having a liquidation value of $1,000,000.

      Under the Stock Purchase Agreement, as amended July 18, 2008, the cash portion of the purchase price was increased from $11 million to $14 million and the closing was subject to certain conditions including, but limited to, our ability to secure not less than $15 million in debt or equity financing. We agreed to pay the stockholders of the Blair Companies a break-up fee of $350,000 under certain circumstances. This agreement was secured by a confession of judgment given to the shareholders of the Blair Companies.

      On November 28, 2008, we entered into a settlement agreement with the principals of the Blair Companies and agreed to pay HSM Blair $350,000 in reimbursement of certain expenses incurred in connection with the aborted acquisition of which $250,000 was payable in cash over a four month period commencing in February 2009 with the balance payable through the issuance of 10,000 shares of our Series B Preferred having a face value of $100,000. These payments have been made and the shares were issued in June 2009.

Restatement of Operating Results

      The 2007 financial statements were restated for the following:

      During the preparation of the Company's December 31, 2008 consolidated financial statements, the Company discovered that certain expenses which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses and therefore both cost of goods sold and accounts payable and accrued expenses has been understated by a like amount, The aggregate effect was to reduce the net income of the Company for the year ended December 31, 2007 and to reduce stockholders' equity at December 31, 2007 by approximately $426,000.

      The Company received a letter from the Staff of the Securities and Exchange Commission requesting information regarding, among other items, the accounting treatment of the Series B Preferred issued in the second quarter of 2007. Upon reviewing the issue, the Company determined that it had to record a beneficial conversion feature upon the issuance of the Series B Preferred of $1,589,000.

      As a result of the restatement, net loss attributable to common stockholders for the year ended December 31, 2007 increased by $2,015,000 ($0.03 per share). Stockholders' equity at December 31, 2007 decreased by a like amount. For a more detailed explanation of the restatement, see our amended Form 10-K for the year ended December 31, 2007 filed by the Company on or about October 15, 2009.

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

Capitalized Engineering Costs

      We have contractual agreements with certain customers to produce parts which the customers design. The production of these parts requires pre-production engineering and programming of our machines. We account for these pre-production costs pursuant to Emerging Issues Task Force Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF 99-5"). The pre-production costs associated with a particular contract are capitalized and beginning with the first shipment of product pursuant to such contract, amortized over a period determined as follows: (i) if deliverables are scheduled for a period of three years or less, on a straight line basis over the anticipated length of the contract and (ii) if deliverables are scheduled for more than three years, on a straight line basis over three years. If we were to be reimbursed for a portion of the pre-production expenses associated with a particular contract only the unreimbursed portion would be capitalized under EITF 99-5. We also may progress bill on certain engineering being expended. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." We generally recognize revenue when products are shipped at which point the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized. Air Industries utilizes a return merchandise authorization procedure for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved credit is issued upon receipt of the product. Revenues are recorded net of returns and allowances.

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

Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward--known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

      Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services", and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Resignation of Goldstein Golub Kessler LLP and Appointment of McGladrey & Pullen, LLP as Principal Accountant

      On December 3, 2007, we were notified that effective October 3, 2007, certain of the partners of Goldstein Golub Kessler LLP ("GGK") became partners of McGladrey & Pullen, LLP ("McGladrey") in a limited asset purchase agreement and that GGK resigned as our independent registered public accounting firm. McGladrey was appointed as our new independent registered public accounting firm. We engaged GGK as our independent registered public accounting firm on December 15, 2005.

      The audit reports of GGK on our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      During our two most recent fiscal years ended December 31, 2006 and 2005 and through December 3, 2007, we did not consult with McGladrey on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and McGladrey did not provide either a written report or oral advice to us that McGladrey concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304
(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

      The resignation of GGK and the appointment of McGladrey as our independent registered public accounting firm were reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on December 3, 2007.

      Dismissal of McGladrey & Pullen, LLP as Principal Accountant

      On December 10, 2008, we dismissed McGladrey as our independent registered public accounting firm. As stated above, McGladrey was appointed as our independent registered public accounting firm on December 3, 2007, when GGK resigned as our independent registered public accounting firm after notifying us that certain of the partners of GGK who were primarily responsible for overseeing the audit by GGK of our financial statements had become partners of McGladrey pursuant to a limited asset purchase agreement.

      The audit report of McGladrey on our consolidated financial statements as of and for the year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      The decision to dismiss McGladrey was jointly approved by the Audit Committee of the Board of Directors and the Board of Directors.

      In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and through the date of our Current Report on Form 8-K reporting the termination, there were: (i) no disagreements between us and McGladrey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference to the subject matter of the disagreement in their report on our financial statements for such year or during the interim period through the date of that Current Report and (ii) except as discussed below, no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

      On August 29, 2008, we received a comment letter from the SEC (the "Comment Letter") regarding certain items in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K"). One of the items in the Comment Letter was a question relating to a beneficial conversion feature in our Series B Convertible Preferred Stock issued in April and May 2007 which was not reflected in our 2007 Form 10-K or our Reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007. On November 1, 2008, we filed a Current Report on Form 8-K under item 4.02 which discussed a restatement matter related to this beneficial conversion feature. In addition, although we have filed a response to the Comment Letter, we had not yet amended these previous filings as of the date of McGladrey's dismissal and the effects, if any, of the comments in the Comment Letter on previously issued filings was uncertain as of the date of McGladrey's dismissal.

On or about October 15, 2009, we filed amendments to the 2007 Form 10-K and Quarterly Reports on Form 10-Q for the first and second quarters of 2008 containing restatements of our consolidated financial statements included therein for the periods covered thereby.

      As of December 31, 2007, our internal control over financial reporting was not effective due to the existence of a material weaknesses as more fully described in paragraph (b) of Item 9A of the 2007 Form 10-K. In its 2007 Form 10-K, the Company concluded that it had not yet sufficiently integrated and upgraded the reporting systems at its operating subsidiaries and that it had insufficient staffing in its accounting department and consequently, its internal controls over financial reporting were not effective. This resulted in McGladrey detecting errors in the Company's consolidated financial statements, which errors have been corrected.

      As of December 31, 2008 the material weakness noted above continued to exist and this resulted in our newly appointed independent public accountants Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG" - see below), detecting errors in the Company's consolidated financial statements, which errors have been corrected.

      The Company has authorized McGladrey to respond fully to inquiries of its new independent registered public accounting firm concerning the material weaknesses.

      We provided McGladrey with a copy of the disclosures in our Form 8-K/A reporting the dismissal of McGladrey and McGladrey furnished the SEC with a letter stating its agreement with our statements in this Item 4.01(a) of that Current report on Form 8-K/A, which letter was filed as Exhibit 16.1 to that Form 8-K/A.

      Engagement of Rotenberg Meril Solomon Bertiger & Guttilla P.C. as Principal Accountant

      On December 9, 2008, we engaged RMSBG as our registered independent public accountants for the fiscal year ending December 31, 2008. The decision to engage RMSBG was jointly approved by the Audit Committee of the Board of Directors and the Board of Directors of our company.

      During our two most recent fiscal years ended December 31, 2007 and 2006 and through the date of our Current Report, on Form 8-K reporting such appointment, we did not consult with RMSBG on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and RMSBG did not provide us with either a written report or oral advice that RMSBG concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      Our then Chief Financial Officer's employment was terminated in September 2008.

      We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Accounting Officer who has been performing the functions of a chief financial officer until a successor is named. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

      Certain of the deficiencies that exist in our disclosure controls and procedures as of December 31, 2008, are those that were initially noted in our Annual Report on Form 10-K for the year ended December 31, 2007. Specifically, as of December 31, 2008, there remained certain weaknesses in our staffing and our internal controls over financial reporting that have prevented us from accurately processing our accounts so as to be able to report our results on a timely basis. Moreover, management believes that as a result of our weaknesses, there exist deficiencies at AIM in measuring labor costs and properly allocating such costs between work-in-progress (inventory) and current cost of sales. Management is in the process of developing and implementing a plan to resolve these issues in the most expedient manner possible.

      These improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act

(b) Management's Annual Report on Internal Control over Financial Reporting.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

      1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
      2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,
      3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

      We initially determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2007 in that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries and that we had insufficient staffing in our accounting department. These weaknesses have continued to manifest themselves in deficiencies in our reporting systems. To remediate these weaknesses, during the three months ended December 31, 2008 we dismissed our Chief Financial Officer and have increased our attention to tightening the controls on our financial reporting. These improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act

      In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in this Report, our Chief Executive Officer and our Chief Accounting Officer, who has been performing the functions of a Chief Financial Officer until a successor is named, determined that as of December 31, 2008 our internal controls over financial reporting were not effective due to certain weaknesses that have continued to manifest themselves in deficiencies in our reporting systems. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      The foregoing report shall not be deemed to be filed for purposes of
Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting. We initially determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2008 in that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries and that we had insufficient staffing in our accounting department. These weaknesses have continued to manifest themselves in deficiencies in our reporting systems.

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

Item 9B. Other Information.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors and executive officers are:

Name                 Age  Position
----                 ---  --------
Peter D. Rettaliata   58  Chief Executive Officer, President and a Director
Dario A. Peragallo    46  Executive Vice President, Manufacturing and a Director
Seymour G. Siegel     67  Director
David J. Buonanno     54  Director
Michael N. Taglich    44  Chairman
Robert F. Taglich     42  Director
Robert Schroeder      42  Director
Scott A. Glassman     32  Chief Accounting Officer

      Peter D. Rettaliata has been our President and Chief Executive Officer since November 30, 2005. He also has been the President of our wholly-owned subsidiary, AIM, since 1994. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty two years. Professionally, Mr. Rettaliata is the Chairman of "ADAPT", an organization of regional aerospace companies, a past member of the Board of Governors of the Aerospace Industries Association, and a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program.

      Dario Peragallo has been our Executive Vice President since November 30, 2005 and President of AIM since December 8, 2008. Prior to becoming President of AIM, he was Executive Vice President of Manufacturing for AIM. Mr. Peragallo has been associated with AIM for over 25 years. He became AIM's Director of Manufacturing in 2000. In addition, he has helped develop and maintain AIM's current business systems. Mr. Peragallo has been the company "Lean Advocate" since the inception of the program at AIM to decrease its inventory and increase productivity. Mr. Peragallo became Executive Vice President with overall responsibility for engineering, manufacturing and customer-critical technical matters in 2003. He has been an active member of Diversity Business since 2000, an organization specializing in the promotion of small and minority owned businesses. He is a graduate of SUNY Farmingdale where he received a B.A. in Manufacturing Engineering. Mr. Peragallo oversees all engineering and production matters relating to AIM.

      Scott Glassman has been our Chief Accounting Officer and Treasurer since December 8, 2008. Mr. Glassman has served as Controller of the Company since February 2007. Prior to joining the Company, Mr. Glassman was employed by First Data Corporation as Accounting Manager from June 2005 to January 2007, by Veeco Instruments Inc. as an SEC Reporting Specialist from January 2004 to May 2005, and by Grant Thornton LLP in a variety of positions from June 1999 to December 2003, most recently as an audit manager.

      Michael N. Taglich has been Chairman of our Board of Directors and a Director since September 22, 2008. He is Chairman and President of Taglich Brothers, Inc. ("Taglich"), a New York City based securities firm.

      Seymour G. Siegel has been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., a national firm of accountants and consultants since April 2000. He specializes in providing strategic advice to business owners including mergers and acquisitions; succession planning; capital introductions and long range planning. In 1974, Mr. Siegel founded, and from 1974 to 1990, was managing partner of, Siegel Rich and Co, P.C., CPAs. In 1990, Siegel Rich merged into Weiser LLP, then known as M.R.Weiser & Co., LLC, a large regional firm where he had been a senior partner. In 1995, Mr. Siegel founded another firm called Siegel Rich, which became a division of Rothstein, Kass in April 2000. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He serves as a director and audit committee chairman of Hauppauge Digital Inc. and Emerging Vision Incorporated and has served in a similar capacity at Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies and Barpoint.com and serves as the chairman of the audit committee and as a member of the compensation committee for Global Aircraft Solutions Incorporated. Mr. Siegel is the Chairman of the Audit Committee of the Board.

      Robert F. Taglich has been a Director since October 3, 2008. He is a managing director of Taglich.

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

      Robert Schroeder has been a Director since October 3, 2008. He is Vice President - Investment Banking of Taglich.

      Michael N. Taglich and Robert F. Taglich are brothers.

      Taglich has the right to designate three members of our Board of Directors under the placement agent agreement for the sale of our junior subordinated notes. Michael N. Taglich, Robert F. Taglich and Robert Schroeder are the designees of Taglich.

Director Compensation

      For their services, we pay each non-management director a base fee of $18,000 per year and $1,500 for each Board meeting attended. In addition, we will pay the Chairman of the Audit Committee $12,000 for serving in that capacity, and members of the Audit Committee $1,000 for each meeting attended.

      The following table sets forth information concerning the compensation we paid to our directors (other than Messrs. Rettaliata, Giusto and Peragallo) during the fiscal year ended December 31, 2008.

------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
                                                                                      Change in pension
                                                                                          value and
                          Fees earned                                 Non-equity        nonqualified
                           or paid in       Stock                   incentive plan        deferred          All other
         Name                 cash         awards   Option awards    compensation       compensation      compensation    Total
                              ($)            ($)         ($)              ($)             earnings            ($)          ($)
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
          (a)                 (b)            (c)         (d)              (e)               (f)               (g)          (h)
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
Michael  N . Taglich(1)               -          -              -                 -                   -
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
Robert  F. Taglich(2)                 -          -              -                 -                   -
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
Robert Schroeder(2)                   -          -              -                                     -
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
James A. Brown(3)             156,346(6)         -      25,680(5)                 -                   -                    182,026
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
Seymour G. Siegel              34,500                   25,680(5)                                     -                     60,180
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
M.Gen. Ira A. Hunt,            23,500                   25,680(5)                                                           49,180
Jr. (USA Ret.)(4)
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------
David J. Buonanno              29,500                   25,680(5)                                                           55,180
------------------------ --------------- ---------- -------------- ----------------- ------------------- -------------- -----------

----------

(1) Michael N. Taglich became Chairman of the Board on September 22, 2008.
(2) Robert F. Taglich and Robert Schroeder became directors on October 3, 2008.
(3) Mr. Brown resigned as a director on November 21, 2008.
(4) General Hunt resigned as a director on August 25, 2008.
(5) Reflects the following: (a) the vesting in 2008 of options to purchase 100,000 shares of common stock that were previously awarded in March 2007 and
(b) the granting in 2008 of options to purchase 100,000 shares of common stock. All options granted in 2008 vested in 2008. The value of the options reflects the expense recognized by us for accounting purposes calculated in accordance with FASB 123 (R).
(6) Salary paid for services performed by Mr. James A. Brown.

Committees of the Board

      Our Board of Directors has established an Audit Committee and a Compensation Committee.

      Audit Committee. Messrs. Siegel and Buonanno are members of the Audit Committee. Mr. Siegel serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in
Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and that Messrs. Siegel and Buonanno meet the independence requirements under Rule 10A-3 under the Exchange Act.

      Compensation Committee. Our Compensation Committee is composed of Messrs. Siegel and Buonanno.

      We do not have a nominating committee and have not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2008, except that that the initial reports of beneficial ownership on Form 3 filed by Michael N. Taglich, Robert F. Taglich and Robert C. Schroeder were filed 14 days, three days and one day late, respectively.

Code of Ethics

      We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

Item 11. Executive Compensation.

      The following table shows compensation which we awarded or paid to, or which was earned from us, in all capacities for fiscal years ended December 31, 2008 and 2007, by (i) each individual who served as our chief executive officer for all, or a portion of, 2008 and (ii) each other individual who served as an executive officer of our company (including AIM) and received total compensation in excess of $100,000 for 2008.

------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
Name and           Year Salary         Bonus Stock      Option      Non-equity      Nonqualified   All other     Total
principal                                    awards     awards                      deferred       compensation
position                                                            Incentive       compensation
                                                                    Plan            earnings
                                                                    Information
                        ($)             ($)  ($)        ($)         ($)             ($)            ($)            ($)
------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
(a)                (b)  (c)             (d)  (e)        (f)         (g)             (h)            (i)            (j)
------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
Peter D.           2008    227,217(3)    -          -    29,322(4)               -             -             -    256,5397
Rettaliata
                   ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
CEO                2007    230,000(3)    -          -    40,112(5)               -             -             -     270,112

------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
Louis A. Giusto    2008    167,854(3)    -          -        - (6)               -             -             -     167,854

                   ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------

CFO  (1)           2007    230,000(3)    -          -    64,176(7)               -             -             -     294,176
------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
Dario A.           2008    222,816(3)     -          -                                          -             -    252,138
Peragallo                                                29,322(4)               -
                   ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------

Executive VP       2007    230,000(3)    --         --   40,112(5)                             --            --    270,112

------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
Scott A. Glassman  2008       119,308     -   1,250(8)           -               -              -             -    120,558
                   ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------
Chief Accounting   2007             -     -          -           -               -              -             -
Officer (2)
------------------ ---- -------------- ----- ---------- ----------- --------------- -------------- ------------- ----------

(1) Mr. Giusto resigned as a director and terminated his employment as Vice Chairman, Chief Executive Officer and Treasurer with us and his employment agreement effective September 22, 2008. Under the terms of his separation agreement, options to purchase 960,000 shares exercisable through September 26, 2015, expired unexercised.

(2) Mr. Glassman was elected Chief Accounting Officer on December 8, 2008. He did not serve as an executive officer prior to that date. Information for 2008 includes compensation received as Controller.

(3) Represents salary payments under the individual's employment agreement with us. See "Employment Agreements," below.

(4) Reflects the following: (a) the vesting in 2008 of options to purchase 150,000 shares of common stock that were previously awarded and (b) the modification of the vesting terms of options previously granted. The value of the options reflects the expense recognized by us for accounting purposes calculated in accordance with FASB 123 (R).

(5) Reflects the vesting in 2007 of options to purchase 150,000 shares of common stock that were previously awarded. The value of the options reflects the expense recognized by us for accounting purposes calculated in accordance with FASB 123 (R).

(6) No value has been assigned to the options to purchase 240,000 shares granted to Mr. Giusto which vested on September 15, 2008 since those options, together with all unexercised options granted to him, were cancelled upon termination of his employment.

(7) Reflects the vesting in 2007 of options to purchase 150,000 shares of common stock that were previously awarded. The value of the options reflects the expense recognized by us for accounting purposes calculated in accordance with FASB 123 (R). These options were cancelled upon the termination of Mr. Giusto's employment.

(8) Represents the value of 5,000 shares of the common stock issued to Mr. Glassman on February 12, 2008.

Outstanding Equity Awards at Fiscal Year-End

      The following table sets forth information as of December 31, 2008, concerning outstanding equity awards granted to the individuals listed in the Summary Compensation Table. We did not grant options, or make stock awards, to any of our executive officers in 2008.

-------------- ------------------------------------------------------------ -----------------------------------------
                                      Option awards                                       Stock awards
               ------------------------------------------------------------ -----------------------------------------
                                                                                                             Equity
                                                                                                            incentive
                                                                                                              plan
                                                                                                             awards:
                                                                                       Market     Equity     market
                                                                              Number    value    incentive     or
                                            Equity                              of       of        plan      payout
                                           incentive                          shares   shares     awards:   value of
                                             plan                               or       or      number of  unearned
                                            awards:                            units    units    unearned    shares,
               Number of    Number of      number of                            of       of       shares,   units or
               securities   securities    securities                           stock    stock    units or     other
               underlying   underlying    underlying                           that     that       other     rights
               unexercised  unexercised   unexercised   Option                 have     have      rights      that
                options       options      unearned    exercise    Option       not      not     that have  have not
                  (#)           (#)         options      price   expiration   vested   vested   not vested   vested
    Name       exercisable unexercisable      (#)        ($)        date       (#)       (#)       (#)         ($)
-------------- ----------- -------------- ------------ --------- ----------- --------- -------- ----------- ----------
     (a)          (b)           (c)           (d)        (e)        (f)        (g)       (h)       (i)         (j)
-------------- ----------- -------------- ------------ --------- ----------- --------- -------- ----------- ----------
Peter           600,000    600,000         --           (2)      9/26/2015    --        --       --         --
D.Rettaliata
-------------- ----------- -------------- ------------ --------- ----------- --------- -------- ----------- ----------
Dario           600,000    600,000         --           (2)      9/26/2015    --        --       --         --
Peragallo
-------------- ----------- -------------- ------------ --------- ----------- --------- -------- ----------- ----------
Louis A.        --         --              --           --       --           --        --       --         --
Giusto (1)
-------------- ----------- -------------- ------------ --------- ----------- --------- -------- ----------- ----------
Scott           2,000      8,000(3)        --           0.276    12/11/2012   --        --       --         --
Glassman
-------------- ----------- -------------- ------------ --------- ----------- --------- -------- ----------- ----------

* On December 31, 2008, the last trading day of 2008, the last sale price of a share of our common stock was $0.11.

      (1) All of the options granted to Mr. Giusto were cancelled upon termination of his employment r effective as of September 22, 2008.

      (2) 150,000 of these options vested as of November 30, 2005 at an exercise price of $0.22 per share, 150,000 vested on September 15, 2006, at an exercise price of $0.428 per share, 150,000 vested on September 15, 2007 at the exercise price of $0.48 per share, and another 150,000 vested on September 15, 2008 an exercise price of $0.225 per share. The balance will vest in equal increments of 150,000 shares each on the fourth through seventh anniversaries of September 15, 2005. The exercise price of the options vesting on each of September 15, 2009, 2010, 2011 and 2012 will be the higher of (a) $0.22 per share or (b) the average trading price of our common stock for the thirty trading days ending September 15, 2009, 2010, 2011 and September 15, 2012, respectively.

      (3) An additional 2,000 of these options are scheduled to vest on January 1, 2009 and January 1 of each succeeding year through and including January 1, 2013.

Employment Agreements

      The employment agreement of Peter D, Rettaliata became effective as of November 30, 2005, and will terminate on November 30, 2010, but will be extended for successive three one-year periods unless he or our company decides not to extend the agreement. Under his employment agreement, Mr. Rettaliata was to receive an annual base salary of $230,000 and was later reduced to $200,000 in the fourth quarter of 2008, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such other compensation as the Board of Directors may determine. Mr. Rettaliata's employment agreement also contains restrictive covenants prohibiting Mr. Rettaliata (i) from directly or indirectly competing with us,
(ii) from soliciting any customer of our company or AIM for any competitive purposes and (iii) from employing or retaining any employee of our company or AIM or soliciting any such employee to become affiliated with any entity other than our company or AIM during the twelve-month period commencing upon the termination of his agreement. In addition, upon the execution of his employment agreement, we granted Mr. Rettaliata options to purchase 1,200,000 shares of common stock, exercisable over a ten-year period commencing on the date of grant. Please see the applicable footnote to the table captioned "Outstanding Equity Awards at Fiscal Year-End".

      The employment agreement of Dario A. Peragallo became effective as of November 30, 2005, and will terminate on November 30, 2010, but will be extended for successive three one-year periods, unless he or our company decides not to extend the agreement. Under his employment agreement, Mr. Peragallo will receive an annual base salary of $230,000, which will increase a minimum of 5% per year if our operating profits have increased by at least 5% over the preceding 12-month period, and such other compensation as the Board of Directors may determine. The terms of Mr. Peragallo's employment agreement relating to severance upon termination without cause are the same as those provided for in Mr. Rettaliata's employment agreement. In addition, upon the execution of his employment agreement, we granted Mr. Peragallo options to purchase 1,200,000 shares of common stock, exercisable over a ten-year period commencing on the date of grant. The vesting schedule and exercise price relating to Mr. Peragallo's options are the same as those relating to Mr. Rettaliata's options set forth above. Mr. Peragallo's employment agreement also contains the restrictive covenants included in Mr. Rettaliata's employment agreement, discussed above.

      Prior to his resignation on September 22, 2008, we employed Louis Giusto as Vice Chairman, Chief Financial Officer and Treasurer under an employment agreement which became effective as of November 30, 2005. Under his employment agreement, Mr. Giusto was entitled to receive an annual base salary of $230,000, which minimum annual increases of 10% per year if our operating profits increase by at least 5% over the preceding 12-month period. Mr. Giusto was entitled to an annual bonus to be determined by our Board of Directors but which must equal at least 50% of his annual base salary. In addition, upon the execution of his employment agreement, we granted Mr. Giusto options to purchase 1,200,000 shares of common stock, exercisable over a ten-year period commencing on the date of grant. See the applicable footnote to the table captioned "Outstanding Equity Awards at Fiscal Year-End". Mr. Giusto's employment agreement also contains restrictive covenants prohibiting Mr. Giusto (i) from directly or indirectly competing with us, (ii) from soliciting any customer of our company or AIM for any competitive purposes and (iii) from employing or retaining any employee of our company or AIM or soliciting any such employee to become affiliated with any entity other than our company or AIM during the twelve-month period commencing upon the termination of his agreement. Under the terms of his separation agreement, we agreed to pay Mr. Giusto $30,000, payable in 15 consecutive monthly installments of $2,000 commencing September 15, 2009.

      Prior to his resignation on November 21, 2008, we retained James A. Brown as our Chairman under an agreement entered into in March 2007. Under the agreement, we paid Mr. Brown $15,000 and we compensated him at a rate of $175,000 per annum. In addition to his cash compensation, we issued to Mr. Brown, under a Restricted Stock Agreement, 200,000 shares of our common stock, of which 100,000 shares became vested on March 30, 2007 and the second 100,000 vested as of December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information known to us regarding beneficial ownership of our Series B Preferred and our common stock as of October 16, 2009 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of each of those classes, (ii) each of our directors, nominees for director, and executive officers, and (iii) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

      As of October 16, 2009, we had outstanding 2,101,124 shares of our Series B Preferred and 71,698,174 shares of our common stock. Except as stated in the table, the address of the holder is c/o our company, 1479 North Clinton Avenue, Bay Shore, New York 11706.

                                                     Number of Shares                                 Percent of Class
Name                                    Series B Preferred         Common*               Series B Preferred          Common*
------------------------------------    ------------------    ------------------         ------------------    ------------------
Owner of More than 5% of Class

Hillson Partners LP(2)
Hillson Private Partners II, LLLP(1)               211,837             7,700,000                      10.08%                  9.70%
110 N. Washington Street, Suite 401
Rockville, MD 20850

Directors and Executive Officers
Peter D. Rettaliata                                     --             1,768,139(2)                      **                   2.44%
Dario Peragallo                                        345             1,780,559(3)                      **                   2.46%
Seymour G. Siegel                                      345               212,420(4)                      **                     **
David J. Buonanno                                      345               273,863(5)                      **                     **
Michael N. Taglich(6)                              119,951(7)          5,206,764(8)                    5.63%                  6.79%
Robert F. Taglich(6)                               114,261(7)          5,075,284(8)                    5.36%                  6.63%
Robert Schroeder(6)                                 35,356(9)          1,865,773(10)                   1.66%                  2.54%
Scott Glassman                                          --                 7,000(11)                     --                     **

All directors and officers                         271,293(12)        16,189,802(13)                  12.40%                 20.56%
as a group (8 persons)

----------

* Assumes the conversion of the shares of Series B Preferred owned by the stockholder listed in the table at the conversion rate of 36.35 shares of common stock for each share of Series B Preferred Stock, but not by any other holder. ** Less than 1%

(1) The general partner of Hillson Partners LP and Hillson Private Partners II, LLP is Daniel H. Abramowitz, who has the sole power to vote and dispose of the shares.

(2) Includes 750,000 shares we may issue to Mr. Rettaliata upon exercise of the vested portion of the 1,200,000 options granted to him under his employment agreement.

(3) Includes 750,000 shares we may issue to Mr. Peragallo upon exercise of vested portion of the 1,200,000 options granted to him under his employment agreement.

(4) Includes 200,000 shares we may issue to Mr. Siegel upon exercise of options.

(5) Includes 200,000 shares we may issue to Mr. Buonanno upon exercise of options.

(6) The address for Michael N. Taglich, Robert F. Taglich and Robert Schroeder is c/o Taglich Brothers, Inc., 275 Madison Avenue, Suite 1618, New York, NY 10016. Michael N. Taglich is Chairman, President and a principal stockholder of Taglich Brothers, Inc. and Robert F. Taglich is a Managing Director and a principal stockholder of Taglich Brothers, Inc. Michael N. Taglich and Robert F. Taglich are general partners of Tag/Kent Partners.

(7) Includes 7,374 shares owned by Taglich Brothers, Inc., 8,144 shares owned by Tag/Kent Partners, and 30,000 shares which Mr. Taglich may acquire upon exercise of a warrant (a "Preferred Stock Warrant").

(8) Includes 200,000 shares owned by Taglich Brothers, Inc., 693,674 shares Mr. Taglich may acquire upon exercise of a warrant having an exercise price of $0.305.

(9) Includes 27,428 shares Mr. Schroeder may acquire upon exercise of a Preferred Stock Warrant.

(10) Includes 580,115 shares Mr. Schroeder may acquire upon exercise of a warrant having an exercise price of $0.305.

(11) Includes 2,000 shares which Mr. Glassman may acquire upon exercise of the vested portion of the 10,000 options granted to him.

(12) Includes a total of 87,428 shares which Michael N. Taglich, Robert F. Taglich and Robert Schroeder may acquire upon exercise of the Preferred Stock Warrants referred to in footnotes 7 and 9.

(13) Includes a total of 1,902,000 shares which Messrs. Rettaliata, Peragallo, Siegel, Buonanno and Glassman may acquire upon exercise of the options referred to in footnotes 2, 3, 4, 5 and 11, warrants to purchase a total of 1,967,463 shares which Michael N. Taglich, Robert F. Taglich and Robert Schroeder may acquire upon exercise of the warrants referred to in footnotes 8 and 9, and 3,179,200 shares which Michael N. Taglich, Robert F. Taglich and Robert Schroeder may acquire upon conversion of the 87,428 shares of Series A Preferred Stock they may acquire upon exercise of the Preferred Stock Warrants referred to in footnotes 7 and 9.

Our Equity Compensation Plans

      The following table provides information as of December 31, 2008 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2008

------------------------ --------------------------- ------------------------- --------------------------------------
                          Number of securities to        Weighted-average         Number of securities remaining
                          be issued upon exercise       exercise price of       available for future issuance under
                          of outstanding options,      outstanding options,    equity compensation plans (excluding
     Plan category          warrants and rights        warrants and rights      securities reflected in column (a))
------------------------ --------------------------- ------------------------- --------------------------------------
                                    (a)                        (b)                              (c)
------------------------ --------------------------- ------------------------- --------------------------------------
Equity compensation              8,020,000                      -                            1,980,000
plans approved by
security holders
------------------------ --------------------------- ------------------------- --------------------------------------
Equity compensation              14,299,067                   $0.28                          3,706,100
plans not approved by
security holders
------------------------ --------------------------- ------------------------- --------------------------------------
Total (1)                        14,299,067                   $0.28                          3,706,100


------------------------ --------------------------- ------------------------- --------------------------------------

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

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

Transactions with Related Persons

      On December 31, 2008, the Company issued a warrant to purchase 137,138 shares of its Series B Preferred to Taglich Brothers, Inc. ("Taglich") for nominal consideration. The warrant is intended to compensate Taglich for its continued efforts to raise funds on behalf of the Company. The warrant may be exercised until December 31, 2015. The exercise price of the warrant is $0.01 per share. The exercise price and number of shares of Series B Preferred issuable upon exercise are subject to adjustment for stock dividends, stock splits, and recapitalizations, as well as mergers and certain corporate reorganizations. The warrant also includes a cashless exercise feature. In addition, the warrant gives the Company a right of first refusal with respect to the sale of shares of Series B Preferred issuable upon exercise of the warrants and shares of common stock issuable upon conversion of the Series B Preferred whereby the Company can purchase the shares for less than the amount for which the shares are to be sold to a third party. The Company believes that the terms of the warrant are not less favorable than could have been obtained from an unaffiliated third party

      In connection with the offering of the Company's junior subordinated notes and Series B Preferred which commenced in September 2008 the Company issued to Taglich a junior subordinated note in the principal amount of $509,970 and 39,640 shares of Series B Preferred, representing a fee of 10% of the amount of new money raised ($2,810,000) and 8% of the amount of its outstanding junior subordinated notes converted into the junior subordinated notes ($2,950,000) and shares of Series B Preferred issued in that offering. In addition, the Company granted Taglich the right to designate a total of three nominees for election to our Board of Directors, which nominees are Michael N. Taglich, Robert F. Taglich and Robert Schroeder. Michael N. Taglich, Chairman of the Company's Board of Directors, is President and Chairman of Taglich. Robert F. Taglich is a Managing Director of, and Robert Schroeder is Vice President - Investment Banking of Taglich.

      Taglich acted as placement agent for the sale of our Series B Preferred in April and May of 2007 and our junior subordinated notes in June of 2008. For acting as placement agent of our Series B Preferred, we paid Taglich a sales commission of $641,840, representing 8% of the gross proceeds of that offering ($8,023,000), plus $25,000 in reimbursement of its actual and reasonable out-of-pocket expenses, including fees and expenses of its counsel. We also issued to Taglich warrants to purchase 2,900,574 shares of our common stock, representing 10% of the number of shares into which the Series B Preferred may be converted. These warrants, which may be exercised over a period of five years, have an initial per share exercise price of $0.305 and allow a "cashless exercise." For acting as placement agent of our junior subordinated notes in May and June of 2008, we paid Taglich a fee of $20,000 in cash plus 200,000 shares of our common stock (which we valued at approximately $40,000), as well as reimbursement of approximately $25,000 of out-of-pocket expenses.

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

      On February 13, 2007, we issued to each of the non-management members of the Board an option to purchase 100,000 shares of our common stock. The options vested as to 33,333 shares upon grant, as to a total of 66,666 on March 1, 2008 and as to all 100,000 shares on March 1, 2009 and are exercisable at a price of $0.27 per share until March 1, 2014. On August 29, 2007, we granted David Buonanno, a non-management director, an option to purchase 100,000 shares of our common stock, which was immediately exercisable as to 33,333 shares, and became exercisable as to a total of 66,666 shares on June 26, 2008, and as to all 100,000 shares on June 26, 2009. The exercise price of the option is $0.28 per share. The option expires on August 1, 2014. On April 11, 2008, we granted each non-management director an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 exercisable immediately for five years. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1,440,000 options in the aggregate, will be exercisable at a per share price of $0.225

Director Independence

Our Board has determined that based upon the criteria in Rule Section 803A of the American Stock Exchange Company Guide (Corporate Governance Guidelines), as of the date of this report, Seymour G. Siegel and David J. Buonanno are "independent directors."

Item 14. Principal Accountant Fees and Services.

      As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of GGK (McGladrey subsequent to December 3, 2007) and RMSBG for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of McGladrey and RMSBG in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

      During fiscal year 2007 and fiscal year 2008, the aggregate fees which we paid to or were billed by GGK, McGladrey and RMSBG for professional services were as follows:

                             Year Ended December 31,
                                2008        2007

Audit Fees - GGK (1)          $     --    $217,167
Audit Fees - McGladrey (1)     156,719     350,000
Audit Fees -RMSBG              180,000          --
Audit-Related Fees (2)              --          --
Tax Fees (3)                        --          --
All Other Fees                      --          --
                              --------    --------
Total                         $336,719    $567,167
                              ========    ========

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

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

3.4 Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2007).

3.5 Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock as filed with the Office of the Secretary of State of Delaware on October 16, 2009 (incorporated by reference to exhibit 3.1 of the Registrant's Form 8-K report, filed October 16, 2009).

3.6 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K report, filed February 15, 2006).

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

4.8. Form of Warrant Agreement dated as of December 31, 2008 between the Registrant and Taglich Brothers, Inc. (incorporated by reference to
      Exhibit 4.1 to the Registrant's Form 8-K report filed January 7, 2009).

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

10.34 Loan and Security Agreement dated as of August 24, 2007 among Air Industries Machining, Corp., Sigma Metals, Inc., Welding Metallurgy, Inc. and Steel City Capital Funding LLC (the "SCCF Loan and Security Agreement") (incorporated by reference from the Registrant's Form 8-K filed on August 26, 2007).

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

10.42 Securities Purchase Agreement for sale of junior subordinated notes and series B convertible preferred stock (incorporated by reference to Exhibit
      10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November October 7, 2008).

10.43 Junior Subordinated Note due 2010 (incorporated by reference to Exhibit
      10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 7, 2008).

10.44 Ninth Amendment to the Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement dated as of November 30, 2005 with the Lenders and PNC Bank, N.A., as agent for the Lenders, as amended, dated as of October 9, 2009.

10.45 Waiver, Consent and Amendment No. 4 to SCCF Loan and Security Agreement dated September 24, 2009.

10.46 Amended and Restated Promissory Note dated as of August 26, 2009 payable to John John and Lugenia Gantt (the "Amended and Restated Gantt Note").

10.47 Amendment dated as of October 9, 2009 to Amended and Restated Gantt Note.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                           AIR INDUSTRIES GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Reports of Independent Registered Public Accounting Firms                  50-51
Consolidated Balance Sheets                                                 52
Consolidated Statements of Operations                                       53
Consolidated Statements of Stockholders' Equity                             54
Consolidated Statements of Cash Flows                                       55
Notes to Consolidated Financial Statements                                  56

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Industries Group, Inc.

We have audited the accompanying consolidated balance sheet of Air Industries Group, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in the first paragraph of Note 17 that were applied to restate the 2007 consolidated financial statements to correct certain expenses which should have been included in cost of goods sold that were classified as reductions of accounts payable and accrued expenses. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
October 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Air Industries Group, Inc. (formerly Gales Industries Incorporated)

We have audited, before the effects of the adjustments for the correction of the error described in the first paragraph of Note 17, the consolidated balance sheet of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (the 2007 financial statements before the effects of the adjustments discussed in the first paragraph of Note 17 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in the first paragraph of Note 17 in the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Air Industries Group, Inc. (formerly Gales Industries Incorporated) and subsidiaries' internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As described in the second paragraph of Note 17 to the financial statements, the 2007 financial statements have been restated for an error in recording a beneficial conversion on the issuance of Preferred Stock.

We were not engaged to audit, review or apply and procedures to the adjustment for the correction of the error described in the first paragraph of Note 17 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and properly applied. Those adjustments were audited by Rotenberg Meril Solomon Bertiger & Guttilla P.C.

/s/McGladry & Pullen, LLP

McGladry & Pullen, LLP
New York, New York
April 14, 2008, except for the 2nd paragraph of Note 17 for which the date is November 19, 2008

                           AIR INDUSTRIES GROUP, INC.
                   Consolidated Balance Sheets At December 31,

ASSETS                                                                                           2008             2007
                                                                                             ------------     ------------
Current Assets
  Cash and Cash Equivalents                                                                  $    164,000     $         --
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $302,000 and $176,000                                                                    5,279,000        5,185,000
  Inventory                                                                                    21,099,000       18,240,000
  Assets Held for Sale                                                                          1,556,000       11,365,000
  Prepaid Expenses and Other Current Assets                                                       147,000          224,000
  Income Taxes Receivable                                                                          53,000               --
  Deposits  - Customers                                                                           100,000          905,000
                                                                                             ------------     ------------
Total Current Assets                                                                           28,398,000       35,919,000
  Property and Equipment, net                                                                   5,507,000        4,669,000
  Capitalized Engineering Costs - Net of
    Accumulated Amortization of $562,000 and $11,000                                            2,033,000        1,522,000
  Deferred Financing Costs, net, Deposit and Other Assets                                         994,000        1,011,000
  Intangible Assets, Net of Accumulated Amortization of $277,000 and $87,000 respectively       2,126,000        2,347,000
  Goodwill                                                                                        291,000        4,822,000
                                                                                             ------------     ------------
TOTAL ASSETS                                                                                 $ 39,349,000     $ 50,290,000
                                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion Notes Payable and Capital Lease Obligations                                $ 16,904,000     $ 17,687,000
  Accounts Payable and Accrued Expenses                                                         5,167,000        5,427,000
  Dividends Payable                                                                               366,000          267,000
  Deferred Gain on Sale - Current
Portion                                                                                            38,000           38,000
  Liabilities Held for Sale                                                                     2,878,000        1,794,000
  Income Taxes Payable                                                                                 --          145,000
                                                                                             ------------     ------------
Total Current Liabilities                                                                      25,353,000       25,358,000
                                                                                             ------------     ------------
Long-Term Liabilities
  Notes Payable and Capital Lease Obligations - Net of Current Portion                          5,973,000        4,219,000
  Deferred Tax Liability                                                                        1,364,000        1,879,000
  Deferred Gain on Sale - Net of Current Portion                                                  637,000          675,000
  Deferred Rent                                                                                   420,000          230,000
                                                                                             ------------     ------------
Total Liabilities                                                                              33,747,000       32,361,000
                                                                                             ------------     ------------
Commitments and Contingencies
Stockholders' Equity
Preferred Stock  Par Value $.001-Authorized 8,003,716 shares
  Designated as Series "A" Convertible Preferred -$.001 par Value,
  1,000 Shares Authorized 0 Shares issued and outstanding as of
  December 31, 2008 and December 31, 2007, respectively.                                               --               --
  Designated as Series "B" Convertible Preferred -$.001 Par Value,
  2,000,000 shares authorized, 1,387,205 and 829,098 shares issued and outstanding as of
December 31, 2008 and December 31, 2007,
  respectively; Liquidation Value, $13,872,000                                                      1,000            1,000
Common Stock - $.001 Par, 250,000,000 Shares Authorized,
71,524,481 and 69,122,189 Shares Issued and Outstanding as of
December 31, 2008 and 2007, respectively                                                           72,000           69,000
Additional Paid-In Capital                                                                     22,957,000       18,744,000
Accumulated Deficit                                                                           (17,428,000)        (885,000)
                                                                                             ------------     ------------
Total Stockholders' Equity                                                                      5,602,000       17,929,000
                                                                                             ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 39,349,000     $ 50,290,000
                                                                                             ============     ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
     Consolidated Statements of Operations for the Years Ended December 31,

                                                                2008             2007
                                                            ------------     ------------
Net Sales                                                   $ 38,694,000     $ 36,178,000
Cost of Sales                                                 29,633,000       26,902,000
                                                            ------------     ------------
Gross profit                                                   9,061,000        9,276,000
                                                            ------------     ------------
Total Operating Expenses                                      10,018,000        7,525,000
Impairment of Goodwill                                         4,532,000               --
                                                            ------------     ------------
(Loss) Income from Operations                                 (5,612,000)       1,751,000
Interest and Financing Costs                                  (2,780,000)      (1,471,000)
Gain on Sale of Real Estate                                       38,000           38,000
Other Income                                                      20,000           25,000
Other Expenses                                                        --          (81,000)
                                                            ------------     ------------
(Loss) Income Before Provision for
Income Taxes (Tax Benefits)                                   (8,211,000)         262,000
Provision For Income Taxes (Tax Benefits)                       (744,000)         365,000
                                                            ------------     ------------
Loss From Continuing Operations                               (7,467,000)        (103,000)
(Loss) Income From Discontinued Operations, net of taxes      (9,076,000)         304,000
                                                            ------------     ------------
Net (Loss) Income                                            (16,543,000)         201,000
Dividend attributable to preferred stockholders                  620,000          395,000
Beneficial Conversion Feature                                         --        1,589,000
                                                            ------------     ------------
Net Loss Attributable to Common Stockholders                $(17,163,000)    $ (1,783,000)
                                                            ============     ============
Loss per share (basic and diluted):
    Continuing Operations                                   $      (0.12)    $      (0.03)
    Discontinued Operations                                        (0.13)            0.00
                                                            ============     ============
    Total                                                   $      (0.25)    $      (0.03)
                                                            ============     ============
Weighted average shares outstanding (basic and diluted)       70,292,090       65,402,711
                                                            ============     ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
          Consolidated Statements of Stockholders' Equity For the Years
                         Ended December 31, 2007 and 2008

                                    Series A           Series B
                                 Preferred Stock   Preferred Stock       Common Stock     Additional                       Total
                                 -------------------------------------------------------    Paid-in      Accumulated   Stockholders'
                                 Shares  Amount    Shares    Amount    Shares    Amount     Capital        Deficit        Equity
                                 ------  ------  ---------   ------  ----------  -------  -----------   ------------   ------------
Balance, January 1, 2007             --  $   --         --   $   --  57,269,301  $57,000  $ 7,899,000   $ (1,086,000)  $  6,870,000
 Conversion of warrants              --      --         --       --     311,265       --           --             --             --
 Conversion of Seller's Notes        --      --         --       --   1,799,432    2,000      718,000             --        720,000
 Issuance of Restricted  Shares      --      --         --       --     200,000       --       52,000             --         52,000
 Preferred Series B Stock
Issuance                             --      --    802,300    1,000          --       --    8,022,000             --      8,023,000
  Transaction costs paid for
Series B Issuance                    --      --         --       --          --       --     (699,000)            --       (699,000)
 Issuance of Stock for
Acquisition of Sigma                 --      --         --       --   7,416,082    8,000    1,949,000             --      1,957,000
Exercise of Stock Options            --      --         --       --      90,580       --           --             --             --
 Issuance of Stock for
Acquisition of Welding Met           --      --         --       --   2,035,529    2,000      564,000             --        566,000
 Non-cash stock option expense       --      --         --       --          --       --      354,000             --        354,000
 Non-cash Warrants Expense           --      --         --       --          --       --       31,000             --         31,000
   Preferred Dividend Paid
   In Stock                          --      --     26,798       --          --       --           --             --             --
 Dividend on Series B preferred
stock                                --      --         --       --          --       --     (146,000)            --       (146,000)
 Net Income                          --      --         --       --          --       --           --        201,000        201,000
                                 ------  ------  ---------   ------  ----------  -------  -----------   ------------   ------------
 Balance, December 31, 2007          --      --    829,098    1,000  69,122,189   69,000   18,744,000       (885,000)    17,929,000
 Non-cash stock option expense       --      --         --       --          --       --      203,000             --        203,000
 Issuance of Stock to Employees      --      --         --       --     140,000       --       34,000             --         34,000
 Preferred Dividend Paid In
Stock                                --      --     98,758       --          --       --           --             --             --
Dividend on Series B preferred
stock                                --      --         --       --          --       --     (246,000)            --       (246,000)
Dividend on Series B preferred
stock - 2007                         --      --         --       --          --       --      146,000             --        146,000
 Issuance of Stock for
financing transaction -
June '08                             --      --         --       --     983,330    1,000      194,000             --        195,000
 Issuance of Stock for fee
related to June 2008
financing transaction                --      --         --       --     200,000       --       40,000             --         40,000
 Stock Issued to IR Firm             --      --         --       --     275,000    1,000       51,000             --         52,000
Conversion of Preferred Stock
to Common Stock                      --      --    (23,091)      --     803,962    1,000           --             --          1,000
 Issuance of Stock to investors
related to September
2008 financing transaction           --      --    156,400       --          --       --    1,048,000             --      1,048,000
 Issuance of Stock to investors
related to October
2008 financing transaction           --      --     50,400       --          --       --      338,000             --        338,000
Issuance of Stock for fee
related to September 2008
and October 2008 financing
transactions                         --      --     39,640       --          --       --      265,000             --        265,000
 Issuance of Stock related to
June 2008 financing
transaction                          --      --    236,000       --          --       --    1,584,000             --      1,584,000
 Issuance of Warrants in
related to financing
transaction                          --      --         --       --          --       --      556,000             --        556,000
 Net Income                          --      --         --       --          --       --           --    (16,543,000)   (16,543,000)
                                 ------  ------  ---------   ------  ----------  -------  -----------   ------------   ------------
 Balance, December 31, 2008          --  $   --  1,387,205    1,000  71,524,481  $72,000  $22,957,000   $(17,428,000)  $  5,602,000
                                 ======  ======  =========   ======  ==========  =======  ===========   ============   ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
     Consolidated Statements of Cash Flows For the Years Ended December 31,

                                                                                     2008             2007
                                                                                 ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss) Income                                                               $(16,543,000)    $    201,000
   Adjustments to Reconcile Net (Loss) Income  to Net
      Cash Used in Operating Activities:
      Depreciation and Amortization of Property and Equipment                       1,490,000          850,000
      Amortization of Intangible Assets                                               221,000           87,000
      Amortization of Capitalized Engineering Costs                                   551,000           11,000
      Bad Debt Expense                                                                135,000          356,000
      Non-Cash Compensation Expense                                                   237,000          406,000
      Non-Cash Share Payment for Services Rendered                                     81,000           31,000
      Non-Cash Interest Expense Including Amortization of Debt Discounts              594,000           64,000
      Amortization of Deferred Financing Costs                                        297,000          211,000
      Gain on Sale of Real Estate                                                     (38,000)         (38,000)
      Deferred Income Taxes                                                          (515,000)         389,000
      Deferred Rent                                                                   190,000          191,000
      Loss on Impairment                                                            9,410,000               --
Changes in Operating Assets and Liabilities
 (Increase) Decrease in Operating Assets:
      Accounts Receivable                                                            (229,000)      (1,657,000)
      Assets Held for Sale                                                          5,186,000         (504,000)
      Inventory                                                                    (2,859,000)      (2,564,000)
      Prepaid Expenses and Other Current Assets                                        77,000            9,000
      Deposits                                                                        805,000         (725,000)
      Other Assets                                                                    144,000         (421,000)
 Increase (Decrease) in Operating Liabilities
      Accounts Payable and Accrued Expenses                                          (260,000)      (2,344,000)
      Income Taxes Payable                                                           (198,000)        (508,000)
      Liabilities Held For Sale                                                     1,084,000          (91,000)
                                                                                 ------------     ------------
       NET CASH USED IN OPERATING ACTIVITIES                                         (140,000)      (6,046,000)
                                                                                 ------------     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Cash Paid for Deposit on Leasehold Improvements                                      --          (24,000)
      Assets Held for Sale                                                           (256,000)              --
      Cash Paid for Acquisitions, Including Transaction Costs of
      $486,200, Net of Cash Acquired of $94,448                                            --       (7,953,000)
      Cash paid for Capitalized Engineering Costs                                  (1,062,000)      (1,533,000)
      Deposits Escrow                                                                      --          472,000
      Purchase of Property and Equipment                                           (1,501,000)        (581,000)
                                                                                 ------------     ------------
       NET CASH USED IN  INVESTING ACTIVITIES                                      (2,819,000)      (9,619,000)
                                                                                 ------------     ------------
 CASH FLOWS FROM FINANCING  ACTIVITIES
      Proceeds from Private Placement                                                      --        8,023,000
      Notes Payable - Sellers                                                        (961,000)        (527,000)
      Cash Paid for  Private Placement                                                     --         (699,000)
      Capital Lease Obligations                                                      (346,000)        (154,000)
      Notes Payable-Jr. Subordinated Debt                                           5,545,000               --
      Notes payable-SFFC                                                                   --        4,500,000
      Notes Payable-Revolver                                                         (553,000)       6,306,000
      Notes Payable-Bank                                                             (138,000)      (1,417,000)
      Cash Paid for Deferred Financing Costs                                         (424,000)        (367,000)
                                                                                 ------------     ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    3,123,000       15,665,000
                                                                                 ------------     ------------
      Net Increase in Cash and Cash Equivalents                                       164,000               --
      Cash and Cash Equivalents at Beginning of Year                                       --               --
                                                                                 ------------     ------------
      Cash and Cash Equivalents at End of Year                                   $    164,000     $         --
                                                                                 ============     ============
Supplemental cash flow information
      Cash paid during the year for interest                                     $  1,969,000     $  1,003,000
                                                                                 ============     ============
Supplemental cash flow information
      Cash paid during the year for income taxes                                 $         --     $    679,000
                                                                                 ============     ============
Supplemental schedule of non cash investing and financing activities
      Property and Equipment acquired under capital leases                       $    827,000     $    673,000
                                                                                 ============     ============
      Non-cash Dividends on Preferred Stock                                      $    246,000     $    147,000
                                                                                 ============     ============
      Conversion of Preferred Stock to Common Stock                              $    222,000     $         --
                                                                                 ============     ============
      Conversion of Preferred Dividends to Preferred Stock                       $    374,000     $    246,000
                                                                                 ============     ============
      Notes Payable-Seller and accrued interest converted to
        common Stock                                                             $         --     $    720,000
                                                                                 ============     ============
      Purchase of all capital stock of Sigma Metals, Inc and assumption of liabilities in the acquisition as follows:
      Fair Value of Assets acquired                                              $         --     $  5,590,000
      Goodwill                                                                             --        1,550,000
      Intangibles                                                                          --        3,720,000
      Cash paid (includes transaction costs of $280,500)                                   --       (4,341,000)
      Notes payable issued to Sellers                                                      --       (1,498,000)
      Common Stock issued                                                                  --       (1,957,000)
                                                                                 ------------     ------------
        Liabilities Assumed                                                      $         --     $  3,064,000
                                                                                 ============     ============
      Purchase of all capital stock of Welding Metallurgy, Inc and assumption of liabilities in the acquisition as follows:
      Fair Value of Assets acquired                                              $         --     $  1,588,000
      Goodwill                                                                             --        3,556,000
      Intangibles                                                                          --        2,434,000
      Cash paid (includes transaction costs of $205,700)                                   --       (3,706,000)
      Accrued Purchase Price                                                               --         (190,000)
      Notes payable issued to Sellers (net of accredited value of $140,000)                --       (1,860,000)
      Common Stock issued                                                                  --         (566,000)
                                                                                 ------------     ------------
        Liabilities Assumed                                                      $         --     $  1,256,000
                                                                                 ============     ============

See notes to financial statements

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

      Prior to the closing of the merger, Original Gales acquired all of the outstanding capital stock of Air Industries Machining Corporation ("AIM"). Because of the change in ownership, management and control that occurred in connection with the acquisition of AIM by Original Gales, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the transaction was accounted for as a purchase. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on SFAS No. 141.

      Original Gales was formed in October 2004. Prior to the acquisition of AIM, it did not have any business operations or activity other than transactions contemplated with the merger and succeeded substantially all of the business operations of AIM. As such, AIM is the "Predecessor" to Original Gales.

      On February 15, 2006, Ashlin changed its name to Gales Industries Incorporated and its state of domicile from Florida to Delaware. On June 26, 2007, the name of the Company was changed from Gales Industries Incorporated to Air Industries Group, Inc.

      The financial statements presented are those of Original Gales, now known as Air Industries Group, Inc. ("AIRI") and its wholly-owned subsidiaries; AIM, Sigma Metals Inc. ("Sigma") and Welding Metallurgy, Inc. ("Welding"). See Note 2.

Basis of Presentation

      The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations. As of December 31, 2008, the Company's indebtedness was approximately $22,900,000, including approximately $15,800,000 payable to its bank lenders secured by substantially all its assets. Because the Company is required to maintain a "lock box" account with PNC Bank N.A. into which substantially all of the Company's cash receipts are paid, if its bank lenders were to cease lending, the Company would lack the funds to continue its operations. The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $5,535,000 between May 2008 and October 2008. The Company's senior bank debt matures in April 2010 and its subordinated bank debt in August 2010. There can be no assurance that the Company's lenders will agree to extend their loans and, in the absence of significant improvement in the Company's results of operations, it is not likely that the Company will be able to refinance its bank indebtedness with another lender. To alleviate its liquidity difficulties, the Company sold certain of the assets and the operations of its Sigma business and extended the payment terms of its indebtedness to the former owners of Welding. The Company also has ceased its efforts to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). In addition, due to its liquidity difficulties, the Company has issued, and will likely continue to issue, additional shares of its Series B Convertible Preferred Stock ("Series B Preferred") in lieu of payment of cash dividends on its Series B Preferred, which will dilute the equity ownership and voting power of holders of its Common Stock. Nevertheless, the ability of the Company to maintain its current level of operations is subject to the cooperation of its bank lenders and other parties which hold its notes. If the Company's bank lenders were to reduce the amounts loaned to the Company, the Company would have no choice other than to reduce it operations and seek to liquidate certain assets. Any forced liquidation of assets would likely yield less than the amounts at which such assets are valued by the Company. See Note 2 Acquisitions and Dispositions.

Note 2. ACQUISITIONS AND DISPOSITIONS

Sigma

      On April 16, 2007, the Company purchased all of the outstanding capital stock of Sigma for approximately $7.5 million. We paid $4,060,796 of the purchase price in cash and issued to the former shareholders of Sigma our 7% promissory notes due April 1, 2010 in the aggregate principal amount of $1,497,411 and 7,416,082 shares of our common stock having a value of $1,957,000. The remaining principal balance of the promissory notes, $1,216,488 as of December 31, 2007, is repayable in equal monthly installments of $43,446 principal, plus accrued interest at the rate of 7% per annum, through April 1,2010. In connection with the acquisition of Sigma, we entered into Employment Agreements, discussed below, with three members of the management of Sigma.

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
                                                      ===========

      Sigma's results in 2008 began to deteriorate and we concluded that to revive the business would require a significant investment. Therefore, in the third quarter of 2008, the Board of Directors decided to discontinue the operations of Sigma. Operations were discontinued on October 31, 2008. The Company's financial statements reflect Sigma as discontinued operations. The results of operations of this entity is treated as (loss) income from discontinued operations, net of tax and separately stated on the Consolidated Statements of Operations below loss from continuing operations. See Note 15 Discontinued Operations. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

      The Company reached an agreement to sell certain assets of the business to the former stockholders of Sigma in October 2008. In January 2009, the sale was closed. The Company sold assets including certain accounts receivable, property and equipment, customer list and the rights, title and interest in the name Sigma Metals, Inc. and the domain name Sigmametalsinc.com. In connection with the sale, the Company and the former stockholders of Sigma consummated a Settlement Agreement in which the balances due under the notes issued for the Company's acquisition of Sigma were converted into 58,500 shares of the Company's Series B Preferred. See Note 9 Stockholders' Equity. In addition, the employment agreements entered into by the former stockholders of Sigma were terminated. See Note 11 Commitments and Contingencies.

Welding

      On August 24, 2007, the Company acquired all of the issued and outstanding capital stock of Welding pursuant to a Stock Purchase Agreement, dated as of March 9, 2007, as amended, in exchange for $3,500,000 in cash. The cash portion of the purchase price was provided by the proceeds of a term loan of $4,500,000 under a Loan and Security Agreement dated as of August 24, 2007 by and among our wholly-owned subsidiaries, AIM, Sigma and Welding, and Steel City Capital Funding LLC (the "SCCF Loan Agreement"). In addition, a promissory note in the principal amount of $2,000,000 (this note was originally recorded at $1,860,000 to reflect the fact that no interest accrues for the first year, see Note 8 Notes Payable and Capital Lease Obligations) and 2,035,529 shares of its Common Stock which were valued at an aggregate of approximately $567,000. One-half of these shares are held in escrow as secondary collateral for representations and warranties pursuant to the Stock Purchase Agreement. In addition, the Company was obligated to pay an additional $190,000 representing an adjustment to reflect additional working capital acquired in excess of targeted working capital pursuant to the Stock Purchase Agreement as described further in Note 8 Notes Payable and Capital Lease Obligations. Costs associated with this acquisition amounted to approximately $206,000. Welding is a specialty welding and products provider whose significant relationships include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers.

      The acquisition has been accounted for in accordance with the provisions of SFAS No. 141, "Business Combinations." The total purchase price was allocated to assets acquired and liabilities assumed based on studies of their relative fair values. The allocation of the purchase price of Welding was based upon valuation data as of August 27, 2007. The final valuation has been completed. The allocation of the purchase price of Welding is as follows:

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
                                                                 ===========

The components of the intangibles acquired for Sigma and Welding are comprised of the following:
                                                           Estimated
                                              2007        Useful Lives
                                           ----------    ---------------
Trade Names                                $2,480,000    20 Years
Customer Relationships                      2,900,000    11 to 14 Years
Technical know-how                            660,000    10 Years
Professional Certification Certificates       114,225    0.25 to 2 years
                                           ----------
Total                                      $6,154,225
                                           ==========

Results of operations include the results of Welding beginning on August 27, 2007. As such, the operations of Welding are included in operations for the entire year ended December 31, 2008, but for the year ended December 31, 2007. Welding's results are included from August 27, 2007.

The expense for the amortization of the intangibles for the years ended December 31, 2008 and 2007 were $221,000 and $87,000, respectively.

Future amortization of intangibles is as follows:

   Year            Amount
       2009    $  183,000
       2010       168,000
       2011       168,000
       2012       168,000
       2013       168,000
Thereafter      1,256,000
               ----------
Total          $2,111,000
               ==========

The following summary shows the unaudited pro forma results of operations for the year ended December 31, 2007, assuming that the Company had purchased Welding as of January 1, 2007. This information gives effect to the increased interest and financing costs and the amortization of fair value adjustments (principally for amortization of identified intangibles) and a provision for income taxes. This summary may not be indicative of what the actual results of operations would have been had the purchases occurred at the beginning of the period shown.

                                                            (pro forma)
                                                               2007
                                                           ------------
Net sales                                                  $ 37,858,000
Gross profit                                                 13,671,000
Income from operations                                        1,686,000
                                                           ------------
Net loss applicable  to common stockholders                $   (297,000)
                                                           ============
Earnings per share, basic and diluted                      $      (0.01)
Weighted average shares outstanding, basic and diluted       68,889,275
                                                           ============

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

      The Company is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. The Company's customer base consists mainly of publicly-traded companies in the aerospace industry.

Principles of Consolidation

      The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, AIM and Welding. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

      AIM generally purchases inventory only when it has non-cancellable contracts from its customers for orders of its finished goods. Welding Metallurgy generally produces pursuant to customer orders and maintains relatively low inventory levels. AIM occasionally produces finished goods in excess of purchase order quantities in anticipation of future purchase order demand; historically this excess has been used in fulfilling future purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairment of value.

Capitalized Engineering Cost

      The Company has contractual agreements with customers to produce parts, which the customers design. Though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts require pre-production engineering and programming of our machines. The Company accounts for these pre-production costs pursuant to Emerging Issues Task Force Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF 99-5"). The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight line basis over the estimated length of the contract, or if shorter, three years.

      If the Company is reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized under EITF 99-5. The Company may also progress bill customers for certain engineering costs being incurred. Such billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Property and Equipment

      Property and equipment are carried at cost net of accumulated depreciation and amortization. Repair and maintenance charges are expensed as incurred. Property, equipment, and improvements are depreciated using the straight-line method over the estimated useful lives of the asset or the particular improvement. Expenditures for repairs and improvements in excess of $1,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

Long-Lived and Intangible Assets

      Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit.

      Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment for the years 2008 or 2007.

Deferred Financing Costs

      Costs incurred with obtaining and executing debt arrangements are capitalized and amortized on the effective interest method over the term of the related debt.

Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer advance payments until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer Purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. The Company utilizes a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Shipping costs are included in cost of sales.

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

Credit Risk

      There were three customers that represented $27,899,000 or 71.3% of the total sales for the year ended December 31, 2008 and $28,752,000 or 80.6% for the year ended December 31, 2007. One customer accounted for approximately 49% and 59% of net sales for the year ended December 31, 2008 and 2007, respectively. Sales to that customer are subject to General Ordering Agreements which extend through 2013. Amounts receivable from this customer at December 31, 2008 and 2007 were approximately $525,000 or 9.6% and $1,666,000 or 32.0% of net
accounts receivable, respectively. The second customer accounted for 10.7% and 10.7% of sales for 2008 and 2007, respectively, and $1,275,000 or 23.2% and $1,221,000 or 23.0% of net accounts receivable at December 31, 2008 and 2007, respectively. The third customer represented 11.9% and 10.4% of sales at December 31, 2008 and 2007, respectively, and $1,296,000 or 23.7% and $541,000 or 12.8% of the net accounts receivable at December 31, 2008 and 2007 respectively.

      AIM has several key sole-source suppliers of various parts that are important for one or more of our products. These suppliers are our only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide us parts for any reason, our business could be severely harmed.

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

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" ("FIN 48") regarding accounting for, and disclosure of, uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will recognize interest and penalties, if any, related to taxes not properly paid in prior periods in tax expense. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective as of January 1, 2007 and had no effect on the Company's financial statements upon adoption as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion. The Company does not currently expect any significant changes to unrecognized tax benefits during the year ended December 31, 2009.

Earnings per share

      Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

      The Company did not include 12,931,100 warrants and 6,522,764 options to purchase the Company's common stock for the year ended December 31, 2008 and 3,025,578 warrants and 4,060,000 options to purchase the Company's common stock for the year ended December 31, 2007 in the calculation of diluted earnings per share because the effects of their inclusion would have been anti-dilutive. The shares of Series B Preferred that are convertible into 50,425,482 and 30,039,783 shares of common stock at December 31, 2008 and 2007 are not included in the calculation of diluted earnings per shares because the effect of the inclusion would have been anti-dilutive.

Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward--known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

      Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services", and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

Goodwill

      Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The Company applies SFAS No. 142, "Goodwill and Other Intangible Assets" and accordingly does not amortize goodwill but tests it for impairment. The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. As more fully described in Note 6, during the year ended December 31, 2008, the Company recorded an impairment charge of $4,532,000 related to goodwill.

Reclassifications

      Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Recently Issued Accounting Standards

      Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

      o Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;
      o Level 2, is defined as observable inputs including quoted prices for similar assets; and
      o Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

The adoption of this pronouncement did not have a material effect on the financial condition or results of operations of the Company.

      In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 defers the implementation of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The aspects that have been deferred by FSP FAS 157-2 were effective for the Company beginning January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the financial condition or results of operations of the Company.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 141(R), and has not yet determined the impact if any, SFAS No. 141(R) will have on its consolidated results of operations or financial position.

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" ("SFAS 160"), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 160, and has not yet determined the impact if any, SFAS No. 160 will have on its consolidated results of operations or financial position.

      In April 2008, the FASB issued Staff Position FSP 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP 142-3 was effective for the Company beginning January 1, 2009. The Company will apply the FSP prospectively to intangible assets acquired.

      In May 2008, FASB issued FSP Accounting Principles Board No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for us beginning after January 1, 2009. The Company is evaluating the effect of adopting FSP APB 14-1 on its financial statements.

      In June 2008, FASB ratified EITF Issue No. 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" ("EITF No. 08-4"). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" , shall be effective for us beginning after January 1, 2009. The Company is evaluating the effect of adopting FSP APB 14-1 on its financial statements.

Note 4. INVENTORY

The components of inventory consisted of the following:

                         2008             2007
                     ------------     ------------
Raw Materials        $  6,809,000     $  5,470,000
Work In Progress        9,633,000        7,755,000
Finished Goods          5,224,000        5,015,000
Inventory Reserve        (567,000)              --
                     ------------     ------------
Total Inventory      $ 21,099,000     $ 18,240,000
                     ============     ============

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

                                            2008            2007
                                         -----------     -----------
Machinery and Equipment                  $ 3,369,000     $ 2,968,000     5 - 8 years
Capital Lease Machinery and Equipment      2,499,000       1,670,000     5 - 8 years
Tools and Instruments                      1,871,000         827,000     1.5 - 7 years
Automotive Equipment                          30,000          30,000     5 years
Furniture and Fixtures                       145,000         146,000     5 - 8 years
Leasehold Improvements                       357,000         313,000     Term of Lease
Computers and Software                       142,000         131,000     4-6 years
                                         -----------     -----------
Total Property and Equipment               8,413,000       6,085,000
Less: Accumulated Depreciation            (2,906,000)     (1,416,000)
                                         -----------     -----------
Property and Equipment, net              $ 5,507,000     $ 4,669,000
                                         ===========     ===========

      Depreciation and amortization expense for the years ended December 31, 2008 and 2007 were approximately $1,490,000 and $830,000, respectively.

Note 6. GOODWILL

      Goodwill of $3,556,000 was recorded in connection with the acquisition of Welding and consists of the cost over the fair value of net assets (see Note 2 Acquisitions). Additionally, goodwill in the amount of $1,266,000 was recorded in connection with the acquisition of AIM. During the annual testing for the impairment of goodwill, it was determined that the Company should reduce the value of the recorded goodwill on AIM to $-0- and the value recorded on Welding to $291,000. The basis for this impairment was due to liquidity constraints and the results of operations during the year ended December 31, 2008. Therefore, an impairment charge of $4,532,000 was recognized in the Consolidated Statement of Operations for the year ended December 31, 2008.

Note 7. SALE AND LEASEBACK TRANSACTION

      On October 24, 2006, the Company consummated a Sale & Leaseback Arrangement, whereby the Company sold the buildings and real property comprising its corporate headquarters in Bay Shore, New York (the "Property") for a purchase price of $6,200,000. The Company accounted for the transaction under the provision of SFAS No. 98, "Accounting for Leases." As a result, the Company realized a gain on the sale of $1,051,000 of which we recognized $300,000 during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty year lease at approximately $38,000 per year. The unrecognized portion of the gain is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheet.

      Simultaneous with the closing of the sale of the Property, the Company entered into a 20-year triple-net lease (the "Lease") with the Purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants AIM an option to renew the Lease for an additional period of five years. The Company deposited with the Purchaser $127,500 as security for the performance of its obligations under the Lease, which it subsequently replaced with a $127,500 letter of credit. In addition, the Company deposited with the landlord $393,000 as security for the completion of certain repairs and upgrades to the Property. This amount is included in the caption Deferred Finance costs, net, Deposit and Other Assets on the accompanying Consolidated Balance Sheet. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. These costs will be offset against the funds that are deposited with the landlord. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the Purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 11 Commitments and Contingencies.

Note 8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital leases obligations consist of the following:

                                                                           2008           2007
                                                                       -----------    -----------
Revolving credit notes payable to PNC Bank N.A. ("PNC") and
     secured by substantially all assets                               $10,779,000    $11,332,000
Term loan, subject to acceleration, secured                              4,500,000      4,500,000
Junior subordinated notes                                                6,055,000             --
Notes payable to sellers of acquired businesses                          3,071,000      3,939,000
Capital lease obligations                                                1,960,000      1,479,000
Other notes payable to PNC, secured                                        518,000        656,000
                                                                       -----------    -----------
Subtotal                                                                26,883,000     21,906,000
Less: Current portion of notes and capital obligations                  16,904,000     17,687,000
      Unamortized debt discount on junior subordinated notes             4,006,000             --
                                                                       -----------    -----------
Notes payable and capital lease obligations, net of current portion    $ 5,973,000    $ 4,219,000
                                                                       ===========    ===========

  PNC Bank N.A. ("PNC")

      On November 30, 2005, the Company executed a credit facility with PNC (the "Loan Facility"), secured by substantially all of its assets. The Loan Facility provided for maximum borrowings of $14,000,000 consisting of the following:

      (i) a $9,000,000 revolving loan with an original maturity date of November 30, 2009

      (ii)  a $3,500,000 term loan originally maturing on November 30, 2009 and

      (iii) a $1,500,000 equipment financing loan maturing on November 30, 2009.

      In connection with the Loan Facility, the Company paid a finder's fee of $196,500, consisting of $125,000 in cash and 325,000 shares of Common Stock, which is included in deferred financing costs.

      On January 10, 2007, the Company and PNC amended the terms of the Loan Facility to revise the formula to determine the amounts of revolving advances permitted to be borrowed under the Loan Facility. The cost of this amendment was approximately $43,000 and is being amortized over the remaining term of the Credit Facility. The amount that the Company is permitted to borrow as a revolving advance under the Loan Facility is based on a percentage of the Company's eligible receivables, which now includes government receivables that have not been assigned by the Company.

      On April 19, 2007, to refinance the debt of Sigma, the Company entered into a Third Amendment to the Loan Facility. The amendment modified the terms of the loan facility to:

      o Add Sigma as a borrower, and requiring Sigma to pledge substantially all of its assets and properties to PNC to secure its obligations under the Loan Facility,
      o Extend the termination date of the Loan Facility to April 30, 2010 and,
      o Increase the maximum revolving advance amount from $9,000,000 to $11,000,000.

      In connection with the acquisition of Welding, the Company entered into the Fourth Amendment to the Loan Facility, dated as of August 24, 2007. The amendment modified the terms of the loan facility to:

      o Add Welding as a borrower under the Loan Facility and AIRI as a guarantor of the obligations there under, and
      o Increase the maximum revolving advance amount from $11,000,000 to $14,000,000.

      The revolving loans bear interest, at the option of the Company, that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. The interest rate was amended under the Ninth Amendment of the Loan Facility (see discussion below). The revolving loans had an interest rate of 6.25% and 7.75% per annum at December 31, 2008 and 2007, respectively, and an outstanding balance of $10,779,000 and $11,333,000, respectively. The revolving loans are payable in full in April 2010.

      Each day, the Company's cash collections (except for Welding) are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with current portion of notes and capital lease obligations.

      The term loan was for a period of four (4) years and bears interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %. In October 2006, the Term Note was reduced by a payment of $2,800,000 and an Amended and Restated Term Note in the amount of $383,330 was issued providing for principal payments of $10,648 per month. The maturity date was extended to become the first business day of October 2009 and later extended again to April 30, 2010. At December 31, 2008 and 2007, the balance of the term loan was $107,000 and $245,000, respectively.

      In addition to the foregoing, the Loan Facility was further amended to allow the Company to borrow or to obtain the issuance, renewal, extension and increase of standby letters of credit, up to an aggregate availability of $500,000, for its account until November 30, 2009. At December 31, 2008 the Company had an outstanding letter of credit in the amount of $127,500.

      The equipment loans bear interest, at the option of the Company, that is based on (i) the PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected plus 2.75% per annum. The equipment loan had an interest rate of 7.75% per annum at December 31, 2008. Such equipment financing is limited to an aggregate of $750,000 in any fiscal year and amortized in equal installments of sixty months following the close of each "borrowing period", the first of which ended December 31, 2007. Each subsequent "borrowing period" ends on each December 31 thereafter. All equipment loans are due and payable on April 30, 2010. At each of December 31, 2008 and 2007, the equipment financing loan had a balance of $411,000. The equipment financing loan was repaid in October 2009 as part of the renegotiation of the Company's loan covenants with PNC.

      To the extent that the Company may dispose of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in amount equal to the net proceeds of such sale.

      The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of December 31, 2008 the Company had not met these terms and was in default. Such defaults were waived as part of the Ninth Amendment to the Loan Facility (see discussion below).

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

      During the fiscal years 2007 and 2008, the Company executed four (4) supplemental amendments to the PNC Credit Facility.

      o Effective December 28, 2007 the Fifth Amendment to the Loan Facility was signed. This amendment was for the modification of the tangible net worth covenant. The Company paid an amendment fee of $25,000.

      o Effective January 31, 2008, the Sixth Amendment to the Loan Facility was signed. This amendment increased the inventory sublimit to $10,250,000. The Company paid an amendment fee of $10,000.

      o Effective June 20, 2008, the Seventh Amendment to the Loan Facility was signed. This amendment waived prior defaults, consented to the unsecured subordinated indebtedness and established an availability reserve. The Company paid an amendment fee of $45,000.

      o Effective September 25, 2008, the Eighth Amendment to the Loan Facility was signed. This amendment waived prior defaults and consented to additional unsecured subordinated indebtedness by the Company. There was no cost for this amendment.

      On October 9, 2009, the Ninth Amendment to the Loan Facility was signed. The terms of the Ninth Amendment included the following:

      o     Waived prior defaults
      o Amended the financial ratios and now includes all entities, including the parent company, in the calculations
      o Amended the formula to determine the amounts of revolving advances permitted to be borrowed under the Loan Facility.
      o Reduced the availability reserve so that the excess availability created by the reduction will be utilized to payoff in full the term loan and equipment loans.
      o Amended the revolving interest rate to (a) the sum of PNC Rate plus 2.25% or (b) the greater of (i) the sum of the Eurodollar rate plus 3.5% and (ii) 5.5%.

      The Company paid an amendment fee of $20,000.

      Under the terms of the Loan Facility, the amounts owed under the revolving loan and equipment loan are not due to be repaid until April 30, 2010, but have been included in current liabilities due to the right of PNC to demand immediate repayment.

      Steel City Capital Funding LLC ("SCCF")

      In connection with the Welding acquisition, SCCF provided a Term Loan (the "SCCF Loan Agreement") of $4,500,000, which is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC as publicly announced to be in effect from time to time. The interest rate on the outstanding indebtedness under the SCCF Loan Agreement was approximately 9.25% and 9.75% for the years ended December 31, 2008 and 2007, respectively. At each of December 31, 2008 and 2007, the balance owed on the SCCF Loan Agreement amounted to $4,500,000.

      On January 29, 2009, SCCF notified the Company of a default of covenants under the SCCF Loan Agreement, and subsequently imposed a default rate of interest of 13.25% as of April 6, 2009. Such defaults were waived as part of the Fourth Amendment to the SCCF Loan Agreement (see discussion below).

      On September 24, 2009 the Fourth Amendment to the Term Loan was signed. The terms of the Fourth Amendment included the following:

      o     Waived prior defaults
      o Amended the financial ratios and now includes all entities, including the parent company, in the calculations
      o Amended the interest rate to (a) the sum of (i) the greater of (1) PNC Rate or (2) 4.75% plus (ii) 6% for domestic loans and (b) the sum of (i) the greater of (1) the Eurodollar Rate or (2) 2.25% plus
            (ii) 8.5% for Eurodollar Rate loans.
      o Make cash payments to vendors of Sigma in excess of $150,000 in the aggregate during each of (i) the period September 1, 2009 through December 31, 2009, and (ii) each calendar year commencing January 1, 2010.

      The Company paid an amendment fee of $50,000.

      To secure payment of the indebtedness under the SCCF Loan Agreement, AIRI pledged all of the outstanding shares of AIM and Sigma, which, in turn, pledged all of the outstanding shares of Welding. Such security, though, is subordinate to PNC.

      Under the terms of the SCCF Loan Agreement, the amounts are not due to be repaid until August 24, 2010, but have been included in current liabilities due to the right of SCCF to demand immediate repayment.

      Interest expense related to these credit facilities amounted to approximately $1,262,000 and $821,000 for the years ended December 31, 2008 and 2007, respectively.

      As of December 31, 2008, future minimum principal payments on the PNC and SCCF Term Loans and the PNC Equipment Loan are as follows:

               Year             Amount
               ----             ------
               2009           $4,607,000
               2010              411,000
                              ----------
Total Principal Reduction      5,018,000
Less: Current Portion          4,607,000
                              ----------
Long-term portion             $  411,000
                              ==========

Capital Leases Payable - Equipment

      The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,960,000 and $1,478,000 as of December 31, 2008 and 2007, respectively with various interest rates ranging from 5% to 10%.

      As of December 31, 2008, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

             Year                           Amount
-----------------------------------    -----------
             2009                      $   622,000
             2010                          622,000
             2011                          622,000
             2012                          357,000
             2013                           97,000
                                       -----------
Total future minimum lease payments    $ 2,320,000
             Less: imputed interest       (360,000)
              Less: current portion       (465,000)
                                       -----------
            Total Long Term Portion    $ 1,495,000
                                       ===========

      On April 28, 2009, the Company refinanced and consolidated its existing capital leases into one new five-year capital lease. The monthly payment was reduced to $38,000 from an average of $52,000 under the existing leases.

Notes Payable - Sellers

      As of December 31, 2008, the balance owed to the sellers by acquisition are:

                              2008          2007
                           ----------    ----------
AIM                        $  433,000    $  625,000
Sigma                         638,000     1,216,000
Welding                     2,000,000     2,098,000
                           ----------    ----------
Subtotal                   $3,071,000    $3,939,000
Less:  Current Portion      1,053,000     1,436,000
                           ----------    ----------
Total long-term portion    $2,018,000    $2,503,000
                           ==========    ==========

AIM

      On November 30, 2005, in connection with the acquisition of AIM, the Company issued notes payable for an aggregate of $1,627,000 to three former AIM shareholders, two of whom have remained as part of the Company's senior management and are also stockholders of the Company. On January 26, 2007, the two senior management members converted $665,000 principal amount of their notes, plus accrued interest of $55,000, into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share.

      The balance owed at December 31, 2008 and 2007 amounted to $433,000 and $625,000, respectively and matures on September 30, 2010. The remaining balance is subordinated to all of the Company's senior debt and is payable in twenty consecutive calendar quarters of equal installments of $48,100 principal plus accrued interest The interest rate on this note is equal to Prime Rate plus 0.5% per annum (4.25% and 7.75% at December 31, 2008 and 2007, respectively). Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum as of December 31, 2008.

      These notes are subordinated to all of the Company's PNC senior debt.

Sigma

      In connection with the acquisition of Sigma, the Company incurred notes payable obligations to the former stockholders of Sigma in the aggregate principal amount of approximately $1,497,000. At December 31, 2008 and 2007, the remaining principal balance totaled $638,000 and $1,216,000, respectively. The amounts are classified as part of Liabilities Held for Sale on the Consolidated Balance Sheet. These notes were subordinated to all of the Company's indebtedness to PNC and SCCF.

In January 2009, as part of the sale of Sigma to its former stockholders, such stockholders and the Company consummated a Settlement Agreement in which these notes were converted into 58,500 shares of Series B Preferred. See Note 9 Stockholders' Equity and Note 15 Discontinued Operations.

Welding

      In connection with the acquisition of Welding, the Company incurred a note payable to the former stockholders of Welding in the aggregate principal amount of $2,000,000, which bore no interest until August 24, 2008, and bears interest thereafter at 7% per annum ("Old Note").

      To reflect the fact that this note did not bear interest during the first year of its term, the Company discounted the value of the note to $1,860,000 at its inception. The Company expensed the imputed interest on a monthly basis accreting the value of the note to its face value of $2,000,000 at August 2008.

      Additionally, as a result of a post-closing working capital adjustment calculation required under the stock purchase agreement with the former Welding shareholders, the Company was obligated to pay an additional purchase price of approximately $190,000 to the former owners. This was to be paid in four monthly installments of $47,494, plus accrued interest at 7% per annum from November 1, 2007, which payments commenced in March 2008. As of September 30, 2008, $50,000 remained unpaid.

      In August 2008, the Company and the former stockholders reached an agreement restructuring the Company's obligation under this note by executing an Amended and Restated Subordinated Promissory Note, the "New Note". The principal balance of this New Note is $2,050,000 (consisting of $2,000,000 principal amount of the promissory note dated August 25, 2007, plus the remaining unpaid working capital adjustment referenced above in the amount of $50,000), Payments due under the New Note are: $25,000 principal on each of October 31, 2008 and December 31, 2008, an additional $50,000 inclusive of interest at 7% per annum on March 31, 2009, followed by 23 equal consecutive quarterly installments of $100,000 inclusive of interest at 7% per annum, commencing on June 30, 2009 and continuing through December 31, 2014, payable on the last business day of each March, June, September and December, with one final payment of $156,000 on March 31, 2015.

      As additional consideration, the former stockholders were granted a warrant exercisable for five (5) years to purchase 100,000 shares of common stock at $0.109 per share. The warrant expires on August 24, 2014. For financial reporting purposes, the Company recorded a debt discount expense of $10,000 to reflect the value of the warrants issued.

      The Company made the payments due on September 30, 2008 and December 31, 2008, leaving a principal balance due of $2,000,000 due at December 31, 2008. The balance owed at December 31, 2007 amounted to $2,098,000

      Our obligation under both the Old Note and New Note are subordinate to our indebtedness to PNC and SCCF. In March 2009, the Company received a notice from SCCF, exercising their right to block payments under the New Note. Accordingly, the payment due on March 31 was not made. In April 2009, the Company received a notice from the holders of the New Note that an event of default had occurred, and accordingly, interest under the New Note would now accrue at 11% per annum. Per the terms of the fourth amendment to the SCCF Loan, all payments have been blocked until April 30, 2010. As a result of this, the Company has entered into a modification agreement with the holder of the New Note to amend the payment terms. The Company has paid a fee to the holder of $50,000 to modify the loan agreement to block the payments until April 30, 2010 and accrue interest at a rate of 9% per annum.

      As of December 31, 2008, the aggregate future minimum payments for Notes Payable - Sellers are as follows:

                 Year        Amount
---------------------    ----------
                 2009    $1,053,000
                 2010       515,000
                 2011       303,000
                 2012       324,000
                 2013       348,000
       and Thereafter       528,000
                         ----------
Sellers Notes Payable     3,071,000
Less: Current portion     1,053,000
                         ----------
    Long-term portion    $1,968,000
                         ==========

      Interest expense on these notes amounted to approximately $128,000 and $107,000 for the years ended December 31, 2008 and 2007, respectively. Amortization of debt accretion for the years ended December 31, 2008 and 2007amounted to $93,000 and $47,000, respectively.

Junior Subordinated Notes

      In June 2008, we sold in a private placement to accredited investors, $2,950,000 principal amount of our junior subordinated notes (the "Old Notes"), together with 983,324 shares of our common stock, for total cash consideration of $2,950,000. The Old Notes bore interest at rates ranging up to 36% per annum and were payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million. For financial reporting purposes, the Company recorded a discount of $195,000 to reflect the value of the common stock issued.

      In September 2008 and October 2008, we sold in a private placement to accredited investors an additional $2,595,000 principal amount of junior subordinated notes, (the "New Notes") together with 207,600 shares of our Series B Preferred, for a total purchase price of $2,595,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum). For financial reporting purposes, the Company recorded a discount of $1,396,000 to reflect the value of the Series B Preferred issued.

      The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the Old Notes was adjusted to 1% per month (12% per year) upon the issuance of the New Notes.

      In October 2008, holders of the Old Notes exchanged their Old Notes for an equal principal amount of New Notes and also received 236,000 shares of Series B Preferred. For financial reporting purposes, the Company recorded a discount of $1,584,000 to reflect the value of the Series B Preferred issued.

      Subsequent to December 31, 2008, we sold in a private placement to accredited investors, an additional $445,000 principal amount of New Notes together with 35,600 shares of our Series B Preferred for a total purchase price of $445,000.

      The New Notes are subordinated to the Company's senior indebtedness.

      In connection with the offering of the Company's junior subordinated notes and Series B Preferred which commenced in September 2008 (see Note 9 Stockholders' Equity), the Company issued to Taglich Brothers, Inc. ("Taglich"), as placement agent, a junior subordinated note in the principal amount of $510,000 and 39,640 shares of Series B Preferred, The terms of the note issued to Taglich are identical to the New Notes. In addition, the Company issued a warrant to purchase 137,138 shares of its Series B Preferred to Taglich (see
Note 9 Stockholders' Equity). For financial reporting purposes, the Company recorded a discount of $1,306,000 to reflect the commission, the value of the warrants issued and the value of the Series B Preferred issued. In connection with the amounts raised in 2009, the Company issued Taglich 3,560 shares of Preferred Series B and will pay Taglich a commission of $44,500.

Amortization of debt discount for the year ended December 31, 2008 amounted to $475,000. Interest expense amounted to $331,000 for the year ended December 31, 2008.

Note 9. STOCKHOLDERS' EQUITY

Authorized Shares

At a Special Meeting of Stockholders on April 3, 2008, the stockholders approved an amendment to the certificate of incorporation increasing to 250,000,000 the number of shares of Common Stock the Company is authorized to issue. In addition, the stockholders authorized the Board of Directors to effect, at its discretion at any time not later than December 31, 2008, if at all, a reverse stock split of Common Stock at a ratio within the range from one-for-ten to one-for-thirty, with the ratio and timing to be selected and implemented by the Board. The reverse stock split was part of a plan intended to enable the Company to obtain a listing for Common Stock on a national securities exchange. A reverse stock split was not effected by December 31, 2008.

Common Stock Issuances

Issuances of Common Stock for the years ended December 31, 2008 and 2007 are as follows:

In connection with the acquisition of AIM, the Company issued notes payable to three former AIM shareholders, two of whom have remained as part of the Company's senior management and are also stockholders of the Company. On January 26, 2007, the two senior management members converted $665,262 principal amount of their notes plus accrued interest of $54,511 into an aggregate of 1,799,432 shares of common stock at a conversion price of $0.40 per share. See Note 8 Notes Payable and Capital Lease Obligations.

On April 16, 2007, the Company acquired all of the issued and outstanding capital stock of Sigma pursuant to a Stock Purchase Agreement, dated January 2, 2007. The Company issued 7,416,082 shares of its Common Stock as part of the transaction. See Note 2 Acquisitions.

On August 24, 2007, the Company acquired all of the issued and outstanding capital stock of Welding pursuant to a Stock Purchase Agreement, dated as of March 9, 2007. The Company issued 2,035,529 shares of its Common Stock as part of the transaction. See Note 2 Acquisitions.

During the year ended December 31, 2007, holders of the Company's options and warrants converted such securities into 401,845 shares of Common Stock.

During the year ended December 31, 2007, the Company issued 200,000 shares of Common Stock for services valued at $52,000.

In June 2008, we sold in a private placement to accredited investors, $2,950,000 principal amount of our Old Notes together with 983,324 shares of our common stock. In addition, the Company issued to Taglich , as placement agent, 200,000 shares of Common Stock as a partial sales commission. See Note 8 Notes Payable and Capital Lease Obligations.

During the three months ended March 31, 2008, the Company issued 140,000 shares of Common Stock to key employees under the 2005 Stock incentive Plan. The Company incurred compensation expenses valued at $34,000.

During the year ended December 31, 2008, the Company issued 275,000 shares of Common Stock for services valued at $50,943.

In the third quarter of 2008, holders of 23,091 shares of Series B Preferred converted their shares and received 803,962 shares of Common Stock.

In June 2009, the Company issued 173,693 shares of Common Stock valued at $43,423 to two vendors of Sigma as per settlement agreements signed with each. See Note 11 Commitments and Contingencies.

Series B Convertible Preferred Stock

By resolution, the Board of Directors of the Corporation has established, designated and fixed the terms, preferences, limitations and relative rights of two million (2,000,000) shares of the authorized and unissued preferred stock of the Corporation as Series B Preferred. Rights include the following:

      1. Holders of the shares of Series B Preferred are entitled to receive 7% cumulative dividend of the original Series B Preferred issue price.
      2. Dividends shall accrue and be payable quarterly on January 2, April 1, July 1 and October 1 of each year.
      3. The Company can elect to deliver additional shares of Series B Preferred in lieu of cash payments.
      4. The liquidation value is an amount equal to the greater of $10 per share or such amount per share as would have been payable had each such share been converted into Common Stock immediately prior to a liquidation event (as defined).
      5. Each holder of outstanding shares of Series B Preferred shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred held by such holder are then convertible, at each meeting of stockholders of the Corporation (or by written action of stockholders in lieu of meeting) with respect to all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series B Preferred will generally vote together with the holders of Common Stock as a single class.

      6. Each share of Series B Preferred is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and no assessable shares of Common Stock as is determined by dividing (i) the Series B Original Issue Price ($10) by (ii) the Series B Conversion Price (as defined) in effect at the time of conversion.

Issuances and conversions of Series B Preferred for the years ended December 31, 2008 and 2007 are as follows:

      To finance the acquisition of Sigma and provide it with additional working capital, in April and May of 2007, the Company completed a private placement of 802,300 shares of Series B Preferred in which it raised gross proceeds of $8,023,000. In connection with the private placement of its Series B Preferred, the Company paid Taglich, as placement agent, a sales commission of approximately $642,000, or 8% of the gross proceeds of the offering and $25,000 as reimbursement of its out-of-pocket expenses and issued to the designees of Taglich, warrants to purchase 2,900,578 shares of Common Stock at a per share exercise price of $0.305. These warrants have a term of five-years and a "cashless exercise" feature. These warrants were valued at $32,000 using the Black-Scholes model and the value of such warrants was deducted from the additional paid in capital resulting from the offering.

      For the years ended December 31, 2008 and 2007, the Company issued 98,688 and 26,798 shares of Series B Preferred as dividends in lieu of cash payments, respectively. Dividends amounted to $620,000 and $395,000 for the years ended December 31, 2008 and 2007, respectively.

      During 2008, the Company issued 206,800 shares of Series B Preferred to note holders in connection with the Company's placement of junior subordinated notes in September 2008. In addition, the Company issued to Taglich 39,640 shares of Series B Preferred as a partial sales commission. See Note 8 Notes Payable and Capital Lease Obligations.

      In October 2008, holders of an aggregate of $2,950,000 of outstanding Old Notes issued in May and June 2008 exchanged their Old Notes for an equal principal amount of New Notes. In addition, the note holders received 236,000 shares of Series B Preferred.

      In the third quarter of 2008, holders of 23,091 shares of Series B Preferred converted their shares and received 803,962 shares of Common Stock.

      As of December 31, 2008, there were outstanding 1,387,205 shares of Series B Preferred. The shares of Series B Preferred outstanding at December 31, 2008 are convertible into 50,425,482 shares of common stock.

      In January 2009, as part of the sale of Sigma to its former stockholders, such stockholders and the Company consummated a Settlement Agreement in which these notes were converted into 58,500 shares of Series B Preferred. See Note 8 Notes Payable and Capital Lease Obligations.

      The Company issued 35,600 shares of Series B Preferred to note holders in connection with the Company's placement of junior subordinated notes in the first quarter of 2009. In addition, the Company issued to Taglich 3,560 shares of Series B Preferred as a partial sales commission.

      In March 2009, the Company issued 4,211 shares of Series B Preferred valued at $25,000 to a vendor for services rendered in 2008.

      In April 2009, the Company issued 236,814 shares of Series B Preferred as dividends in lieu of cash payments.

      In June 2009, the Company issued 10,000 shares of the Series B Preferred to Blair-HSM Companies in accordance with the settlement agreement, See Note 11 Commitments and Contingencies.

      In July 2009, the Company issued 288,053 shares of Series B Preferred as dividends in lieu of cash payments.

      As of September 29, 2009, there were outstanding 2,101,124 shares of Series B Preferred. The shares of Series B Preferred outstanding at September 29, 2009 are convertible into 76,376,751 shares of common stock.

Note 10. EMPLOYEE BENEFITS PLANS

      The Company has both Union and Non-union employees, and different benefit plans.

      The union employees of the Company are members of the United Service Workers Union TUJAT Local 355 (the "Union"), which during 2007 and part of 2008 provided medical benefit plans at defined rates which are contributed in their entirety by the Company. In 2008 medical benefits were provided through a policy with Administaff, the costs of which are borne by the Company. In addition the Company is obligated to contribute to a security fund for the benefit of each union employee of between $50 and $250 per month. The Company paid $1,878,000 and $1,712,000 in union benefits during the years ended December 31, 2008 and 2007 respectively.

      All other Company employees including those of Welding are covered under a co-employment agreement with Administaff.

      The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the "Plans"). Pursuant to the Plans qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to either Plan.

Note 11. COMMITMENTS AND CONTINGENCIES

Real Estate Leases.

      The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $1,109,000 and $842,795 for the years ended December 31, 2008 and 2007, respectively. The Company is responsible for paying all operating costs under the term of the lease. As of December 31, 2008, the aggregate future minimum lease payments are as follows:

              Plant Avenue   5th Avenue
      Year    Annual Rent    Annual Rent    Total Rents
----------    -----------    -----------    -----------
      2009    $   530,000    $   540,000    $ 1,070,000
      2010        546,000        540,000      1,086,000
      2011        562,000        560,000      1,122,000
      2012        579,000        626,000      1,205,000
      2013        597,000        644,000      1,241,000
Thereafter      1,247,000     10,125,000     11,372,000
              -----------    -----------    -----------
Total         $ 4,061,000    $13,035,000    $17,096,000
              ===========    ===========    ===========

      The lease provides for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying balance sheet.

Litigation:

      Blair - HSM Companies: During the first half of 2008, and continuing into the third quarter of 2008, the Company attempted to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). During the third quarter of 2008, management determined to cease its efforts to acquire Blair-HSM. On November 3, 2008, we were served with an Information Request and Restraining Notice by the Blair-HSM as part of their efforts to collect on the $350,000 Confession of Judgment issued by us to secure our agreement to reimburse the stockholders of -Blair-HSM for certain expenses incurred in connection with the acquisition.

      On November 28, 2008, we entered into a settlement agreement with the former stockholders of Blair-HSM under which we agreed to pay Blair-HSM $350,000 in full and complete satisfaction of amounts payable under the stock purchase agreement as follows: $50,000 on each of February 12, 2009, March 12, 2009 and April 12, 2009, $100,000 on May 12, 2009, with the balance payable by delivery of 10,000 shares of our Series B Preferred having a face value of $100,000. Such amount has been accrued and included as part of Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet. These payments have been made and we issued the shares in June 2009.

      In connection with the settlement, the former shareholders of Blair-HSM and Blair-HSM agreed to file a Satisfaction of Judgment with the Supreme Court of the State of New York, Suffolk County.

      Sigma Metals, Inc: Several former vendors to Sigma have commenced legal action against Sigma seeking to recover amounts owed to them totaling approximately $400,000. While Sigma has no significant assets remaining, we have been attempting to negotiate settlements of these claims. One former vendor has been awarded a judgment against Sigma in the amount of approximately $107,000. Another former vendor has commenced litigation under various legal theories against AIRI and others in addition to Sigma, attempting to establish liability. In March 2009, the Company signed settlement agreements with two vendors for payables totaling approximately $75,000. The Company will pay cash and issued 173,693 shares of its Common Stock in June 2009. See Note 9 Stockholders' Equity.

Employment Contracts

      In September 2005, the Company entered into employment agreements (the "Agreements") with four senior executives that became effective November 30, 2005. The Agreements are for an initial period of five years and are automatically extended for successive three (3) one year periods unless terminated. The Agreements provide for annual base compensation aggregating $940,000. The Board, at its sole discretion, determines whether a bonus is issued, provided that in the case of two executives, the amount of the bonus shall be predicated on their performance and the achievement by the Company of its operating targets set forth in its annual budget, and in the case of these two executives, provided further, in no event shall the amount of their bonuses be less than 50% of their salary at that time. For the years ended December 31, 2008 and 2007 no bonuses were paid. Each senior executive's agreement also call for grants of stock options to purchase the Company's common stock aggregating 4,850,000 shares of which 3,410,000 had been granted as of December 31, 2007. No additional stock options were granted during 2008.

      The Company and one of its four senior executives mentioned above entered into a Separation Agreement and General Release (the "Separation Agreement") effective March 16, 2007, whereby the executive resigned from his positions with the Company. Pursuant to the Separation Agreement, the Employment Agreement between the executive and the Company terminated effective March 16, 2007. In lieu of the compensation payable to the executive pursuant to his Employment Agreement, from March 16, 2007 to November 30, 2010, the executive will be paid at a rate of $100,000 per annum and from December 1, 2010 to May 31, 2011, he will be paid at a rate of $50,000 per annum. In addition, if the Company achieves certain agreed-upon levels of performance, he may receive up to an additional $50,000. The executive received an Affidavit of Confession of Judgment from the Company. The remaining amounts owed to the executive totaling $242,308 have been accrued and included in Accounts Payable and Accrued Expenses at December 31, 2008. Upon the execution of his employment agreement mentioned above, the Company granted this executive, options to purchase 1,250,000 shares of Common Stock, subject to an agreed upon vesting schedule and exercisable over a ten-year period commencing on the date of grant. Pursuant to the Separation Agreement, all unvested options held by this executive vested as of March 16, 2007, and the right to exercise all of his options terminated as of March 16, 2008.

      In April 2007, the Company entered into employment agreements (the "Sigma Agreements") with the former stockholders of Sigma. The Sigma Agreements were for a period of five years. The Agreements provided for annual base compensation aggregating $600,000. The former Sigma stockholders were also entitled to an annual performance bonus as defined. For the years ended December 31, 2008 and 2007 no bonuses were paid. Each senior executive's agreement also call for grants of stock options to purchase the Company's common stock aggregating 4,850,000 shares of which 3,410,000 had been granted as of December 31, 2007. No additional stock options were granted during 2008. In January 2009, as part of the sale of Sigma to its former stockholders, such stockholders and the Company consummated a Settlement Agreement in which the Sigma Agreements were terminated.

Note 12 INCOME TAXES:

The provision for income taxes (tax benefits) at December 31, 2008 and 2007 consists of the following:

                                                   2008            2007
                                                -----------     -----------
Current
Federal                                         $        --     $   198,000
State                                                 1,000           6,000
                                                -----------     -----------
Total Current Provision                               1,000         204,000
                                                -----------     -----------

Deferred
Federal                                          (2,671,000)       (114,000)
State                                              (113,000)        104,000
                                                -----------     -----------
Total Deferred Taxes                             (2,784,000)        (10,000)
Valuation allowance                               2,039,000         171,000
                                                -----------     -----------
Net deferred taxes after valuation allowance       (745,000)        161,000
                                                -----------     -----------
Net (Benefit) Provision for Income Taxes        $  (744,000)    $   365,000
                                                ===========     ===========

      The components of net deferred tax liabilities as of December 31, are set forth below:

Deferred tax assets:                                          2008            2007
                                                           -----------     -----------
Net operating loss carry forwards                          $   936,000     $        --
Bad debts                                                       72,000         120,000
Inventory - 263A adjustment                                    403,000         341,000
Stock based compensation - warrants                             44,000          43,000
Stock based compensation - options and restricted stock        327,000         241,000
Account payable, accrued expenses and reserves               1,219,000              --
Deferred rent                                                  147,000          79,000
Deferred gain on sale of real estate                           237,000         247,000
                                                           -----------     -----------
Total deferred tax assets before valuation allowance         3,385,000       1,071,000
Valuation allowance                                         (3,110,000)     (1,071,000)
                                                           -----------     -----------
Total deferred tax assets after valuation allowance            275,000              --
                                                           -----------     -----------
Deferred tax liabilities:
Property and equipment                                        (335,000)       (481,000)
Capitalized engineering costs                                 (289,000)        (50,000)
Property and equipment - AIM Step-up                          (195,000)       (242,000)
Amortization - Sigma Transaction                                    --         (92,000)
Amortization - Welding Transaction                            (820,000)     (1,014,000)
                                                           -----------     -----------
Net deferred tax liabilities                                (1,639,000)     (1,879,000)
                                                           -----------     -----------
Net deferred tax liability                                 $(1,364,000)    $(1,879,000)
                                                           ===========     ===========

      The difference between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2008 and 2007 relates to the following:

                                           2008         2007
                                         --------     --------
Tax benefit at federal statutory rate        34.0%       34.00%
State income taxes, net of federal
income tax benefit                            1.4%        1.12%
Permanent differences                         0.3%        1.37%
Other                                         0.6%       -0.39%
True-up                                                  -1.81%
Change in valuation allowance                -8.4%       30.21%
Goodwill  Impairment                        -18.8%          --
                                         --------     --------
Total                                         9.1%       64.50%
Valuation allowance                           0.0%        0.00%
                                         --------     --------
Total effective tax rate                      9.1%       64.50%
                                         ========     ========

      Realization of deferred tax assets is dependent on future earnings. Due to the uncertainty of realization of the net deferred tax assets, the Company has provided a valuation allowance. In assessing the realizability of it, management considers whether it is more likely than not that some or perhaps all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment. The valuation allowance at December 31, 2008 and 2007 amounted to $3,110,000 and $1,071,000, respectively. The increase in the valuation allowance related primarily to the Company's 2008 net operating losses to be carried forward and account payable, accrued expenses and reserves to be deducted in future years.

      The Company has net operating losses totaling $2,666,000 which will expire in fiscal 2028.

      In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2007 tax years generally remain subject to examination by federal and state tax authorities

Note 13. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

      During 2005, the Company's Board of Directors approved a stock option plan and reserved 10,000,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants. Awards granted during 2008 and 2007 under the Company's plans vest over zero, one and five years. The weighted average fair values of options granted during the years ended December 31, 2008 and 2007 are $0.22 and $0.35, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions for grants in the years ended December 31, 2008 and 2007 as follows:

                                              2008              2007
                                              ----              ----
Expected life of option                3-5.5 years         1-8 years
Risk-free interest rates                      2.6%         3.6%-4.8%
Volatility of stock                           133%          78%-177%
Expected dividend yields                        0%                0%

      The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture. In addition to the inputs referenced above regarding the option pricing model, the Company adjusts the stock-based compensation expense for estimated forfeiture rates that are revised prospectively according to forfeiture experience.

      Certain of the Company's stock options contain features which include variability in grant prices. A portion of the currently issued stock options will be priced based on average trading prices of the Company's Common Stock at the end of a given future period. Due to this variable feature, these stock options are not deemed to be granted for purposes of applying SFAS No. 123(R) and accordingly, their fair value will be calculated and expensed in future periods.

      On February 13, 2007, we issued to each of the non-management members of the Board, an option to purchase 100,000 shares of our common stock. The options vested as to 33,333 shares upon grant, as to a total of 66,666 on March 1, 2008 and will vest as to all 100,000 shares on March 1, 2009. The options are exercisable at a price of $0.27 per share until March 1, 2014.

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

      On April 11, 2008, we granted each non-management director an option to purchase 100,000 shares of common stock at an exercise price per share of $0.225 exercisable immediately for five years. In addition, the terms of the options previously granted to Messrs. Rettaliata, Giusto and Peragallo were modified to provide that the options scheduled to vest from 2008 through 2012, 1,440,000 options in the aggregate, The exercise price of the options vesting on each of September 15, 2009, 2010, 2011 and 2012 will be (a) $0.22 per share or (b) the average trading price of our common stock for the thirty trading days ending September 15, 2008, 2009, 2010, 2011 and September 15, 2012,respectively

      The Company recorded expenses of $203,264 and $437,202 in its consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively, and is included as a component of general and administrative expense.

      A summary of the status of the Company's stock options as of December 31, 2008, and changes during the two years then ended is presented below.

                                                                       Wtd. Avg.
                                                                       Exercise
                                                          Options        Price
                                                        ----------    ----------
 Balance, December 31, 2006                              2,370,000    $     0.38
     Granted during the period                           3,923,900          0.35
     Exercised during the period                          (250,000)           --
     Terminated/Expired during the period                  (66,667)           --
     Reserved for grant based on future market price     1,440,000            --
                                                        ----------    ----------
 Balance, December 31, 2007                              7,417,233          0.31
     Granted during the period                             430,000          0.23
     Exercised during the period                                --            --
     Terminated/Expired during the period               (1,324,469)         0.24
                                                        ----------    ----------
 Balance, December 31, 2008                              6,522,764    $     0.30
                                                        ==========    ==========
Exercisable                                              3,929,100    $     0.33
                                                        ==========    ==========

      The following table summarizes information about stock options at December 31, 2008:

Range of Exercise Prices   Remaining Number     Wtd. Avg.          Wtd. Avg.
                             Outstanding          Life          Exercise Price
                           -----------------------------------------------------
           $ 0.22 - 0.29      4,942,764          4 years       $       0.25
           $ 0.30 - 0.42        790,000          5 years               0.43
           $ 0.43 - 0.48        790,000          5 years               0.48
                           ----------------                    ------------
                              6,522,764          4 years       $       0.30
                           ================                    ============

      As of December 31, 2008, there was $536,762 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of five years.

      The aggregate intrinsic value at December 31, 2008 was $0. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company's Common Stock and the exercise price of the underlying options.

Warrants

      The Company issued warrants for the following transactions:

      Taglich acted as placement agent for the sale of our Series B Preferred in April and May of 2007. For acting as placement agent, we issued to Taglich warrants to purchase 2,900,578 shares of our common stock. See Note 9 Stockholders' Equity.

      On December 31, 2008, the Company issued a warrant to purchase 137,138 shares of its Series B Preferred Taglich for nominal consideration. The warrant is intended to compensate Taglich for its continued efforts to raise funds on behalf of the Company. The warrant may be exercised until December 31, 2015. The exercise price of the warrant is $0.01 per share. The exercise price and number of shares of Series B Preferred issuable upon exercise are subject to adjustment for stock dividends, stock splits, and recapitalizations, as well as mergers and certain corporate reorganizations. The warrant also includes a cashless exercise feature. In addition, the warrant gives the Company a right of first refusal with respect to the sale of shares of Series B Preferred issuable upon exercise of the warrants and shares of common stock issuable upon conversion of the Series B Preferred whereby the Company can purchase the shares for less than the amount for which the shares are to be sold to a third party. The Series B Preferred is convertible into shares of common stock at $0.2766 per share subject to certain adjustments.

      In connection with the acquisition of Welding, the Company incurred a note payable to the former stockholders of Welding. In August 2008, the Company and the former stockholders reached an agreement restructuring the Company's obligation under this note. As additional consideration, the former stockholders were granted a warrant exercisable for five (5) years to purchase 100,000 shares of common stock at $0.109 per share. The warrant expires on August 24, 2014. See
Note 8 Notes Payable and Capital Lease Obligations.

      The following tables summarize the Company's outstanding warrants as of December 31, 2008 and changes during the two years then ended:

                                                                     Wtd. Avg.
                                                      Warrants    Exercise Price
                                                     ----------     ----------
Balance, December 31, 2006                            5,271,257     $     0.22
    Granted during the period                         3,025,578           0.30
    Exercised during the period                        (409,091)            --
    Terminated/Expired during the period                (41,668)         (0.97)
    Reserved for grant based on future market price          --
                                                     ----------     ----------
Balance, December 31, 2007                            7,846,076           0.25
    Granted during the period                           100,000           0.11
    Exercised during the period                              --             --
    Terminated/Expired during the period                     --             --
                                                     ----------     ----------
Balance, December 31, 2008                            7,964,076     $     0.25
                                                     ==========     ==========

Exercisable                                           7,946,076     $     0.25
                                                     ==========     ==========

      The following table summarizes information about warrants at December 31, 2008:
                                                                  Wtd. Avg.
Range of Exercise Prices        Warrants     Wtd. Avg. Life    Exercise Price
                           -----------------------------------------------------
              $ 0 - 0.21         781,820         4 years          $   0.18
           $ 0.22 - 0.29       4,400,816         4 years              0.22
           $ 0.30 - 0.42       2,900,578         4 years              0.31
                           ----------------                       --------
                               8,083,214         4 years          $   0.25
                           ================                       ========

Note 14. RELATED PARTY TRANSACTIONS

      On December 31, 2008, the Company issued a warrant to purchase 137,138 shares of its Series B Preferred to Taglich for nominal consideration. The Company believes that the terms of the warrant are not less favorable than could have been obtained from an unaffiliated third party. See Note 13 Stock Options and Warrants.

      In connection with the offering of the Company's junior subordinated notes and Series B Preferred which commenced in September 2008, the Company issued to Taglich a junior subordinated note in the principal amount of $510,000 and 39,640 shares of Series B Preferred. In connection with the amounts raised in 2009, the Company issued Taglich 3,560 shares of Preferred Series B and will pay Taglich a commission of $44,500. See Note 8 Notes Payable and Capital Lease Obligation. In addition, the Company granted Taglich the right to designate a total of three nominees for election to our Board of Directors, which nominees are Michael N. Taglich, Robert F. Taglich and Robert Schroeder. Michael N. Taglich, Chairman of the Company's Board of Directors, is President and Chairman of Taglich, Robert F. Taglich is a Managing Director of, and Robert Schroeder is Vice President - Investment Banking of, Taglich.

      Taglich acted as placement agent for the sale of our Series B Preferred in April and May of 2007 and our junior subordinated notes in June of 2008. For acting as placement agent of our Series B Preferred, we paid Taglich a sales commission of $642,000 plus $25,000 in reimbursement of its actual and reasonable out-of-pocket expenses, including fees and expenses of its counsel. We also issued to Taglich warrants to purchase 2,900,578 shares of our common stock. See Note 9 Stockholders' Equity. For acting as placement agent of our junior subordinated notes in May and June of 2008, we paid Taglich a fee of $20,000 in cash plus 200,000 shares of our Common Stock, as well as reimbursement of approximately $25,000 of out-of-pocket expenses. See Note 8 Notes Payable and Capital Lease Obligations.

      Stephen M. Nagler, a director of our Company until June 26, 2007, is a partner in Eaton & Van Winkle LLP, our legal counsel. We paid Eaton & Van Winkle LLP approximately $444,000 in 2007 for legal fees and disbursements.

Note 15. DISCONTINUED OPERATIONS

      During the quarter ended September 30, 2008, the Company's Board of Directors decided to discontinue the operations at Sigma. Operations were discontinued on October 31, 2008. Accordingly, Sigma's results of operations have been reported as discontinued operations for all periods presented. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

      The table below indicates the results of operations for Sigma for the period January 1, 2008 through October 31, 2008 and the period April 16, 2007 (the date of acquisition) to December 31, 2007.

                                      2008             2007
                                  ------------     ------------
Net sales                         $ 10,206,000     $  9,891,000
Cost of sales                       10,555,000        7,109,000
                                  ------------     ------------
Gross (loss) profit                   (349,000)       2,782,000
Operating costs and expenses         3,791,000        2,370,000
                                  ------------     ------------
(Loss) income  from operations      (4,140,000)         412,000
Interest and financing costs            57,000          108,000
Write-off of goodwill                1,550,000               --
Write-off of intangibles             3,329,000               --
                                  ------------     ------------
Net (loss) income                 $ (9,076,000)    $    304,000
                                  ============     ============

Note 16. SEGMENT REPORTING

      In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      As a result of the acquisitions made in April 2007 of Sigma and in August 2007 of Welding, the Company now operates in three segments. Financial information about the Company's operating segments for the years ended December 31, 2008 and 2007 is as follows:

                             Year Ended December 31,
                                                        2008           2007
                                                    ------------   ------------
Air Industries Machining
       Net Sales                                    $ 34,746,000   $ 34,088,000
       Gross Profit                                    6,917,000      7,688,000
       Pre Tax Income                                    887,000      2,740,000
       Assets                                         31,568,000     31,304,000
Sigma Metals
       (Loss) Income From  Discontinued Operations    (9,076,000)       304,000
       Assets Held for Sale                            1,556,000     11,365,000
Welding Metallurgy
       Net Sales                                       3,948,000      2,090,000
       Gross Profit                                    2,144,000      1,588,000
       Pre Tax (Loss) Income                          (2,776,000)     1,026,000
       Assets                                          5,773,000      8,426,000
Corporate
       Net Sales                                              --             --
       Gross Profit                                           --             --
       Pre Tax Loss                                   (6,322,000)    (3,504,000)
       Assets                                         14,953,000     22,962,000
Consolidated
       Net Sales                                      38,694,000     36,482,000
       Gross Profit                                    9,061,000      9,276,000
       Net Income (Loss) from Discontinued Ops        (9,076,000)       304,000
       Pre Tax Income (Loss)                          (8,211,000)       262,000
       Provision (Benefit) for Taxes                    (744,000)       365,000
       Net Income (Loss)                             (16,543,000)       201,000
       Elimination of Assets                         (12,945,000)   (23,767,000)
       Assets                                         39,349,000     50,290,000

Note 17. RESTATEMENT OF 2007 FINANCIAL STATEMENTS

      The 2007 financial statements were restated for the following:

      During the preparation of the Company's December 31, 2008 consolidated financial statements, the Company discovered that certain expenses which should have been included in cost of goods sold were classified as a reduction of accounts payable and accrued expenses and therefore both cost of goods sold and accounts payable and accrued expenses has been understated by a like amount, The aggregate effect was to reduce the net income of the Company for the year ended December 31, 2007 and to reduce stockholders' equity at December 31, 2007 by approximately $426,000.

      The Company received a letter from the Staff of the Securities and Exchange Commission requesting information regarding, among other items, the accounting treatment of the Series B Preferred issued in the second quarter of 2007. Upon reviewing the issue, the Company determined that it had to record a beneficial conversion feature upon the issuance of the Series B Preferred of $1,589,000.

      As a result of the restatement, net loss attributable to common stockholders for the year ended December 31, 2007 increased by $2,015,000 ($0.03 per share). Stockholders' equity at December 31, 2007 decreased by a like amount. For a more detailed explanation of the restatement, see our amended Form 10-K for the year ended December 31, 2007 filed by the Company on or about October 15, 2009.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AIR INDUSTRIES GROUP, INC.
Dated: October 16, 2009


                                By: /s/ Peter D. Rettaliata
                                    --------------------------------------------
                                    Peter D. Rettaliata
                                    President and CEO
                                    (principal executive officer)


                                By: /s/ Scott Glassman
                                    --------------------------------------------
                                    Scott Glassman
                                    Chief Accounting Officer and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on October 16, 2009 in the capacities indicated.

Signature                                         Capacity
---------                                         --------

/s/ Peter D. Rettaliata
-----------------------
Peter D. Rettaliata                 President, CEO and a Director

/s/ Scott Glassman
-----------------------
Scott Glassman                      Chief Accounting Officer and Treasurer

/s/ Michael N. Taglich
-----------------------
Michael N. Taglich                  Chairman of the Board

/s/ Dario A. Peragallo
-----------------------
Dario A. Peragallo                  Executive Vice President and a Director

/s/ Seymour G. Siegel
-----------------------
Seymour G. Siegel                   Director

/s/ Robert F. Taglich
-----------------------
Robert F. Taglich                   Director

/s/ David  J. Buonanno
-----------------------
David  J. Buonanno                  Director

/s/ Robert Schroeder
-----------------------
Robert Schroeder                    Director

                                  Exhibit Index

Exhibit No.  Description
-----------  -----------

10.44 Ninth Amendment to the Revolving Credit, Term Loan, Equipment Line of Credit and Security Agreement dated as of November 30, 2005 with the Lenders and PNC Bank, N.A., as agent for the Lenders, as amended, dated as of October 9, 2009.

10.45 Waiver, Consent and Amendment No. 4 to SCCF Loan and Security Agreement dated September 24, 2009.

10.46 Amended and Restated Promissory Note dated as of August 26, 2009 payable to John John and Lugenia Gantt (the "Amended and Restated Gantt Note").

10.47 Amendment dated as of October 9, 2009 to Amended and Restated Gantt Note.

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