Form 10-Q
period 2009-03-31
AIR INDUSTRIES GROUP, INC.
filed 2009-10-21
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes |_| No |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer." "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_|            Accelerated filer |_|

      Non-accelerated filer (do not check if smaller reporting company) |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of October 13, 2009, the registrant had outstanding 71,698,174 shares of common stock.

                                     INDEX

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheet as of March 31, 2009
                 (unaudited) and December 31, 2008                             1

               Condensed Consolidated Statements of Operations for the
                 three months ended March 31, 2009 and 2008 (unaudited)        2

               Condensed Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2009 and 2008 (unaudited)        3

               Notes to Condensed Consolidated Financial Statements            4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       19

   ITEM 4T. Controls and Procedures                                           26

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                 26

   ITEM 1A. Risk Factors                                                      27

   ITEM 6.  Exhibits                                                          27

SIGNATURES                                                                    28

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

                           AIR INDUSTRIES GROUP, INC.
                      Condensed Consolidated Balance Sheets

                                                                                                       March 31,       December 31,
                                                                                                         2009              2008
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                                                          $    175,000      $    164,000
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $206,000 and $135,000                                                                            4,817,000         5,279,000
  Inventory                                                                                            21,156,000        21,099,000
  Assets Held for Sale                                                                                  1,103,000         1,556,000
  Prepaid Expenses and Other Current Assets                                                               170,000           147,000
  Taxes Receivable                                                                                         51,000            53,000
  Deposits  - Customers                                                                                   108,000           100,000
                                                                                                     ------------      ------------
Total Current Assets                                                                                   27,580,000        28,398,000
  Property and Equipment, net                                                                           5,248,000         5,507,000
  Capitalized Engineering Costs - net of
    Accumulated Amortization of $770,000 and 562,000, respectively                                      1,893,000         2,033,000
  Deferred Financing Costs, net, deposit and other assets                                                 857,000           994,000
  Intangible Assets, net of accumulated amortization of $330,000 and $277,000, respectively             2,073,000         2,126,000
  Goodwill                                                                                                291,000           291,000
                                                                                                     ------------      ------------
TOTAL ASSETS                                                                                         $ 37,942,000      $ 39,349,000
                                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current Portion Notes Payable and Capital Lease Obligations                                        $ 17,497,000      $ 16,904,000
  Accounts Payable and Accrued Expenses                                                                 4,176,000         5,167,000
  Dividends Payable                                                                                       388,000           366,000
  Deferred Gain on Sale - Current Portion                                                                  38,000            38,000
  Liabilities Held for Sale                                                                             2,555,000         2,878,000
                                                                                                     ------------      ------------
Total current liabilities                                                                              24,654,000        25,353,000
                                                                                                     ------------      ------------
Long term liabilities
  Notes Payable and Capital Lease Obligations - Net of Current Portion                                  4,786,000         5,973,000
  Deferred Tax Liability                                                                                1,276,000         1,364,000
  Deferred Gain on Sale - Net of Current Portion                                                          628,000           637,000
  Deferred Rent                                                                                           467,000           420,000
                                                                                                     ------------      ------------
Total liabilities                                                                                      31,811,000        33,747,000
                                                                                                     ------------      ------------
Contingencies
Stockholders' Equity
Preferred Stock  Par Value $.001-Authorized 8,003,716 shares
  Designated as Series "A" Convertible Preferred -$.001 par Value,
  1,000 Shares Authorized 0 Shares issued and outstanding                                                      --                --
  Designated as Series "B" Convertible Preferred -$.001 Par Value,
  2,000,000 shares authorized, 1,566,257 and 1,387,205 shares issued and outstanding as of March 31, 2009 and December 31, 2008,
  respectively; Liquidation Value, $15,663,000                                                              1,000             1,000
Common Stock - $.001 Par, 250,000,000 Shares Authorized,
  71,524,481 and 71,524,481 Shares Issued and Outstanding as of
  March 31, 2009 and December 31, 2008, respectively                                                       72,000            72,000
Additional Paid-In Capital                                                                             23,856,000        22,957,000
Accumulated Deficit                                                                                   (17,798,000)      (17,428,000)
                                                                                                     ------------      ------------
Total Stockholders' Equity                                                                              6,131,000         5,602,000
                                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 37,942,000      $ 39,349,000
                                                                                                     ============      ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
                Condensed Consolidated Statements of Operations
                      for the Three months Ended March 31,
                                   (Unaudited)

                                                                                               2009                        2008
                                                                                           ------------                ------------
Net sales                                                                                  $ 11,183,000                $  9,249,000
Cost of Sales                                                                                 8,683,000                   6,572,000
                                                                                           ------------                ------------
Gross profit                                                                                  2,500,000                   2,677,000
Total operating expenses                                                                      1,677,000                   2,407,000
                                                                                           ------------                ------------
Income from operations                                                                          845,000                     270,000
Interest and financing costs                                                                  1,260,000                    (294,000)
Other (Loss) Income                                                                             (55,000)                      2,000
                                                                                           ------------                ------------
Loss before provision for income taxes                                                         (492,000)                    (22,000)
Provision for income tax benefits                                                               (86,000)                    (14,000)
                                                                                           ------------                ------------
Loss From Continuing Operations                                                                (406,000)                     (8,000)
Income (Loss) From Discontinued Operations                                                       36,000                      (5,000)
                                                                                           ------------                ------------
Net Loss                                                                                       (370,000)                    (13,000)
Dividend attributable to preferred stockholders                                                 292,000                     148,000
                                                                                           ------------                ------------
Net Loss attributable to common stockholders                                               $   (662,000)               $   (161,000)
                                                                                           ============                ============
Loss per share (basic and diluted):
    Continuing Operations                                                                  $      (0.01)               $       0.00
    Discontinued Operations                                                                        0.00                        0.00
                                                                                           ------------                ------------
    Total                                                                                  $      (0.01)               $       0.00
                                                                                           ============                ============
Weighted average shares outstanding (basic and diluted)                                      71,524,000                  69,250,000
                                                                                           ============                ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                                                     2009                  2008
                                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                                         $  (370,000)          $   (13,000)
   Adjustments to Reconcile Net Loss to Net
      Cash Provided By (used in) Operating Activities:
      Depreciation and amortization of property and equipment                                         461,000               297,000
      Amortization of Intangible Assets                                                                53,000                55,000
      Amortization of Capitalized Engineering Costs                                                   208,000                84,000
      Bad Debt Expense                                                                                 71,000                77,000
      Non-Cash Compensation Expense                                                                    37,000                90,000
      Non-Cash Interest Expense Including Amortization of Debt Discounts                              624,000                35,000
      Amortization of Deferred Financing Costs                                                         68,000                55,000
      Gain on Sale of Real Estate                                                                      (9,000)              (10,000)
      Deferred Income Taxes                                                                           (88,000)                5,000
      Deferred Rent                                                                                    47,000                47,000
Changes in Assets and Liabilities
 (Increase) Decrease in Operating Assets:
      Accounts Receivable                                                                             391,000               234,000
      Assets Held for Sale                                                                            453,000            (1,489,000)
      Inventory                                                                                       (57,000)           (1,668,000)
      Prepaid Expenses and Other Current Assets                                                       (24,000)              112,000
      Deposits                                                                                         (8,000)               71,000
      Other Assets                                                                                     35,000              (448,000)
 Increase (Decrease) in Operating Liabilities
      Accounts Payable and Accrued Expenses                                                          (975,000)              700,000
      Income Taxes Payable                                                                              2,000               (20,000)
      Liabilities Held For Sale                                                                      (323,000)            1,694,000
                                                                                                  -----------           -----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            596,000               (92,000)
                                                                                                  -----------           -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Assets Held for Sale                                                                                 --               (90,000)
      Cash paid for Capitalized Engineering costs                                                     (68,000)             (234,000)
      Purchase of property and equipment                                                             (202,000)             (488,000)
                                                                                                  -----------           -----------
       NET CASH USED IN INVESTING ACTIVITIES                                                         (270,000)             (812,000)
                                                                                                  -----------           -----------
 CASH FLOWS FROM FINANCING  ACTIVITIES
      Notes payable - Sellers                                                                         (90,000)             (227,000)
      Capital lease obligations                                                                      (113,000)              233,000
      Notes Payable-Jr. Subordinated Debt                                                             445,000                    --
      Notes Payable-Revolver                                                                         (524,000)              962,000
      Notes Payable-Bank                                                                              (33,000)              (42,000)
      Cash Paid for Deferred Financing Costs                                                               --               (22,000)
                                                                                                  -----------           -----------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (315,000)              904,000
                                                                                                  -----------           -----------
      Net Increase in Cash and Cash Equivalents                                                        11,000                    --
      Cash and Cash Equivalents at beginning of period                                                164,000                    --
                                                                                                  -----------           -----------
      Cash and Cash Equivalents at end of period                                                  $   175,000           $        --
                                                                                                  ===========           ===========
Supplemental cash flow information
      Cash paid during the period for interest                                                    $   514,000           $   388,000
                                                                                                  ===========           ===========
Supplemental schedule of non cash investing and financing activities
      Property and Equipment acquired under capital leases                                        $        --           $   159,000
                                                                                                  ===========           ===========
      Non-cash Dividends on Preferred Stock                                                       $   268,000           $   147,000
                                                                                                  ===========           ===========
      Issuance of Common Stock for Prior Period Accounts Payable                                  $    25,000           $        --
                                                                                                  ===========           ===========

See notes to financial statement

                           AIR INDUSTRIES GROUP, INC.
              Notes to Condensed Consolidated Financial Statements

Note 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Air Industries Group, Inc. ("AIRI") and its wholly-owned subsidiaries Air Industries Machining Corporation ("AIM"), Sigma Metals, Inc. ("Sigma") and Welding Metallurgy, Inc. ("Welding"), and together, the "Company". These condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

      Liquidity Concerns: The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations. As of March 31, 2009, the Company's indebtedness was approximately $31.8 million, including approximately $15.1 payable to its bank lenders secured by substantially all its assets. The Company was in default of certain covenants in the agreements with its bank lenders as of the end of March 2009.These defaults continued into September 2009. In September 2009, the Company successfully negotiated amendments to the loan agreements with its bank lenders, in which the bank lenders waived prior events of covenant defaults. These amendments also modified the bank covenants for the period beginning September 30, 2009. However, the loan agreements include clauses that permit the lenders to demand payment at any time, and as the Company is required to maintain a "lock box" account with PNC Bank into which substantially all of the Company's cash receipts are paid, if its bank lenders were to demand repayment and cease lending, the Company would lack the funds to continue its operations.

The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $5,955,000 between May 2008 and the end of March 2009.

A significant portion of the Company's bank debt matures as early as April 2010, there can be no assurance that the Company's lenders will agree to extend their loans and, in the absence of significant improvement in the Company's results of operations, it is not likely that the Company will be able to refinance its bank indebtedness with another lender.

To alleviate its liquidity difficulties, the Company has liquidated some of the assets and the operations of its Sigma business and has extended the payment terms of its indebtedness to the former owners of Welding. In addition, due to its liquidity difficulties, the Company has issued, and will likely continue to issue, additional shares of its Series B Convertible Preferred Stock ("Series B Preferred") in lieu of payment of cash dividends on its Series B Preferred, which will dilute the equity ownership and voting power of holders of its Common Stock. Nevertheless, the ability of the Company to maintain its current level of operations is subject to the cooperation of its bank lenders and other parties which hold its notes. If the Company's bank lenders were to reduce the amounts loaned to the Company, the Company would have no choice other than to reduce its operations and seek to liquidate certain assets. Any forced liquidation of assets would likely yield less than the amounts at which such assets are valued by the Company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

      Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

      The Company did not include 12,931,100 warrants and 6,494,764 options to purchase the Company's common stock for the three months ended March 31, 2009 and 7,846,076 warrants and 6,763,824 options to purchase the Company's common stock for the three months ended March 31, 2008 in the calculation of diluted earnings per share because the effects of their inclusion would have been anti-dilutive. The shares of Series B Preferred that are convertible into 56,934,097 and 30,736,241 shares of common stock at March 31, 2009 and 2008 are not included in the calculation of diluted earnings per shares because the effect of the inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements as of and for the three months ended March 31, 2009.

Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share ("EPS"). The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements as of and for the three months ended March 31, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board
(APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3. DISPOSITION

      On April 16, 2007, the Company acquired all of the issued and outstanding capital stock of Sigma pursuant to a Stock Purchase Agreement dated January 2, 2007.

      Sigma's results in 2008 began to deteriorate and the Company concluded that to revive the business would require a significant investment. Therefore, in the third quarter of 2008, the Board of Directors decided to discontinue the operations of Sigma. Operations were discontinued on October 31, 2008. The Company's financial statements reflect Sigma as discontinued operations. The results of operations of this entity is treated as income (loss) from discontinued operations, net of tax and separately stated on the Consolidated Statements of Operations below loss from continuing operations. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

      In January 2009, the Company sold certain assets including certain accounts receivable, property and equipment, customer list and the rights, title and interest in the name Sigma Metals, Inc. and the domain name Sigmametalsinc.com, to Sigma Aerospace LLC, itself owned by the former stockholders of Sigma. In connection with the sale, the Company and the former stockholders of Sigma consummated a Settlement Agreement in which the balances due under the notes issued for the Company's acquisition of Sigma were converted into 58,500 shares of the Company's Series B Preferred. See Note 6 Stockholders' Equity. In addition, the employment agreements entered into by the former stockholders of Sigma were terminated.

Note 4. INVENTORY

The components of inventory consisted of the following:

                                            March 31,          December 31,
                                              2009                 2008
                                           -----------         -----------
                                           (Unaudited)

Raw Materials                               $5,833,000          $6,809,000
Work In Progress                             9,604,000           9,633,000
Finished Goods                               6,006,000           5,224,000
Inventory Reserve                            (287,000)           (567,000)
                                           -----------         -----------
Total Inventory                            $21,156,000         $21,099,000
                                           ===========         ===========

      Inventory for Welding is computed based on a "gross profit" method in the first and third quarters and are adjusted to physical inventories as of June and December. Inventory for AIM is stated at the lower of cost or market determined on the first-in, first-out method as determined by its perpetual system. AIM performs a physical inventory as of December 31.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital leases obligations consist of the following

                                                                                                    March 31,           December 31,
                                                                                                      2009                  2008
                                                                                                   -----------           -----------
                                                                                                   (Unaudited)
Revolving credit notes payable to PNC Bank N.A. ("PNC") and
     secured by substantially all assets                                                           $10,255,000           $10,779,000
Term loan, subject to acceleration, secured                                                          4,500,000             4,500,000
Junior subordinated notes                                                                            6,500,000             6,055,000
Notes payable to sellers of acquired businesses                                                      2,385,000             3,071,000
Capital lease obligations                                                                            1,847,000             1,960,000
Other notes payable to PNC, secured                                                                    485,000               518,000
                                                                                                   -----------           -----------
Subtotal                                                                                            25,972,000            26,883,000
Less: Current portion of notes and capital obligations                                              17,497,000            16,904,000
      Unamortized debt discount on junior subordinated notes                                         3,689,000             4,006,000
                                                                                                   -----------           -----------
Notes payable and capital lease obligations, net of current portion                                $ 4,786,000           $ 5,973,000
                                                                                                   ===========           ===========

PNC Bank N.A. ("PNC") The Company has a credit facility with PNC (the "Loan Facility"), secured by substantially all of its assets. The Loan Facility, which matures on April 30, 2010, provided for maximum borrowings of $19,000,000 consisting of the following:

      (i)   a $14,000,000 revolving loan
      (ii)  a $3,500,000 term loan, and
      (iii) a $1,500,000 equipment financing loan

      The revolving loans bear interest, at the option of the Company, that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. The revolving loans had an interest rate of 5.5% and 6.25% per annum at March 31, 2009 and December 31, 2008, respectively, and an outstanding balance of $10,255,000 and $10,779,000, respectively. The revolving loans are payable in full in April 2010. The interest rates were amended as part of the Ninth Amendment to the Loan Facility (see discussion below).

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

      The term loan bears interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %. In October 2006, the Term Note was reduced by a payment of $2,800,000 and an Amended and Restated Term Note in the amount of $383,330 was issued providing for principal payments of $10,648 per month. At March 31, 2009 and December 31, 2008, the balance of the term loan was $75,000 and $107,000, respectively.

      In addition to the foregoing, the Loan Facility was further amended to allow the Company to borrow or to obtain the issuance, renewal, extension and increase of standby letters of credit, up to an aggregate availability of $500,000, for its account until November 30, 2009. At March 31, 2009 and December 31, 2008, the Company had an outstanding letter of credit in the amount of $127,500.

      The equipment loans bear interest, at the option of the Company, that is based on (i) the PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected plus 2.75% per annum. The equipment loan had an interest rate of 5.23% per annum at March 31, 2009. Such equipment financing is limited to an aggregate of $750,000 in any fiscal year and amortized in equal installments of sixty months following the close of each "borrowing period", the second of which ended December 31, 2008. Each subsequent "borrowing period" ends on each December 31 thereafter. All equipment loans are due and payable on April 30, 2010. At March 31, 2009 and December 31, 2008, the equipment financing loan had a balance of $411,000. The equipment financing loan was repaid in October 2009 as part of the renegotiation of the Company's loan covenants with PNC.

      To the extent that the Company may dispose of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of December 31, 2008 and March 31, 2009, the Company had not met these terms and was in default of these covenants. Such defaults were waived as part of the Ninth Amendment to the Loan Facility (see discussion below).

      On October 9, the Ninth Amendment to the Loan Facility was signed. The terms of the Ninth Amendment included the following:

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

Steel City Capital Funding LLC ("SCCF")

      In connection with the Welding acquisition, SCCF provided a Term Loan (the "SCCF Loan Agreement") of $4,500,000, which is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC as publicly announced to be in effect from time to time. The interest rate on the outstanding indebtedness under the SCCF Loan Agreement was approximately 9.25% for the three months ended March 31, 2009 and year ended December 31, 2008, respectively. At each of March 31, 2009 and December 31, 2008, the balance owed on the SCCF Loan Agreement amounted to $4,500,000.

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

      Interest expense related to these credit facilities amounted to approximately $289,000 and $191,000 for the three months ended March 31, 2009 and 2008, respectively.

Capital Leases Payable - Equipment

      The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,847,000 and $1,960,000 as of March 31, 2009 and December 31, 2008, respectively with various interest rates ranging from 5% to 10%.

      On April 28, 2009, the Company refinanced and consolidated its existing capital leases into one new five-year capital lease. The monthly payment was reduced to $38,000 from an average of $52,000 under the existing leases.

Notes Payable - Sellers

      As of March 31, 2009 and December 31, 2008, the balances owed to the sellers by acquisition are:

                                        March 31, 2009    December 31, 2008
                                         (Unaudited)

AIM                                      $  385,000          $  433,000
Sigma                                            --             638,000
Welding                                   2,000,000           2,000,000
                                         ----------          ----------
Subtotal                                 $2,385,000          $3,071,000
Less:  Current Portion                    2,192,000           1,053,000
                                         ----------          ----------
Total long-term portion                  $  193,000          $2,018,000
                                         ==========          ==========

AIM

      The balance owed at March 31, 2009 and December 31, 2008 amounted to $385,000 and $433,000, respectively, and matures on September 30, 2010. The remaining balance is subordinated to all of the Company's senior debt and is payable in twenty consecutive calendar quarters of equal installments of $48,100 principal plus accrued interest The interest rate on this note is equal to Prime Rate plus 0.5% per annum. Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum.

      These notes are subordinated to all of the Company's PNC senior debt.

Sigma

      In connection with the acquisition of Sigma, the Company incurred notes payable obligations to the former stockholders of Sigma. At December 31, 2008, the remaining principal balance totaled $638,000. This amount was classified as part of Liabilities Held for Sale on the Consolidated Balance Sheet. These notes were subordinated to all of the Company's indebtedness to PNC and SCCF.

      In January 2009, as part of the sale of Sigma to its former stockholders, such stockholders and the Company consummated a Settlement Agreement in which these notes were converted into 58,500 shares of Series B Preferred. See Note 6 Stockholders' Equity and Note 10 Discontinued Operations.

Welding

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

Interest expense on the Seller Notes amounted to approximately $44,000 and $31,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization of debt accretion for the three months ended March 31, 2009 and 2008 amounted to $0 and $35,000, respectively.

Junior Subordinated Notes

      In 2008, the Company raised gross proceeds of $5,545,000 in private placements through the issuance of notes. The notes bear interest at 1% per month (12% per year) and are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million.

      For the three months ended March 31, 2009, we sold in a private placement to accredited investors, an additional $445,000 principal amount of notes together with 35,600 shares of our Series B Preferred for a total purchase price of $445,000. For financial reporting purposes, the Company recorded a discount of $239,000 to reflect the value of the Series B Preferred issued. See Note 6 Stockholders' Equity.

      The New Notes are subordinated to the Company's senior indebtedness.

      In connection with the 2008 private placement offerings, the Company issued to Taglich Brothers, Inc. ("Taglich"), as placement agent, a note in the principal amount of $510,000. The terms of the note issued to Taglich are identical to the other notes issued.

      In connection with the 2009 offerings, the Company issued to Taglich 3,560 shares of Series B Preferred and will pay Taglich a commission of $44,500. Such commission has been accrued and included in accounts payable and accrued expenses on the consolidated balance sheet. For financial reporting purposes, the Company recorded a discount of $68,000 to reflect the commission and the value of the Series B Preferred issued. See Note 6 Stockholders' Equity and Note 11 Related Party Transactions.

      Amortization of debt discount for the three months ended March 31, 2009 and 2008 amounted to $623,000 and $0, respectively. Interest expense amounted to $193,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Note 6. STOCKHOLDERS' EQUITY

Common Stock Issuances

      There were no common stock issuances for the three months ended March 31, 2009.

      In June 2009, the Company issued 173,693 shares of Common Stock valued at $43,423 to two vendors of Sigma as per settlement agreements signed with each.

Preferred Stock Issuances

      For the three months ended March 31, 2009, the Company issued 76,381 shares of Series B Preferred as dividends in lieu of cash payments. Dividends amounted to $268,000 and $148,000 for the three months ended March 31, 2009 and 2008, respectively.

      In January 2009, as part of the sale of Sigma to its former stockholders, such stockholders and the Company consummated a Settlement Agreement in which these notes were converted into 58,500 shares of Series B Preferred. See Note 3 Disposition.

      The Company issued 35,600 shares of Series B Preferred to note holders in connection with the Company's placement of junior subordinated notes in the first quarter of 2009. In addition, the Company issued to Taglich 3,560 shares of Series B Preferred as a partial sales commission. See Note 5 Notes Payable and Capital Lease Obligations.

      In March 2009, the Company issued 4,211 shares of Series B Preferred valued at $25,000 to a vendor for services rendered in 2008.

      As of March 31, 2009, there were outstanding 1,566,257 shares of Series B Preferred. The shares of Series B Preferred outstanding at March 31, 2009 are convertible into 56,934,097 shares of common stock.

      In April 2009, the Company issued 236,814 shares of Series B Preferred as dividends in lieu of cash payments.

      In June 2009, the Company issued 10,000 shares of the Series B Preferred to Blair-HSM Companies in accordance with the settlement agreement. See Note 12 Litigation.

      In July 2009, the Company issued 288,053 shares of Series B Preferred as dividends in lieu of cash payments.

      On October 16, 2009, the Company filed a Certificate of Amendment of the Certificate of Designation of its Series B Preferred to change the authorized issuance of shares from 2,000,000 to 4,000,000 shares.

      As of October 20, 2009, there were outstanding 2,101,124 shares of Series B Preferred. The shares of Series B Preferred outstanding are convertible into 76,376,751 shares of common stock.

Note 7. SHARE-BASED COMPENSATION ARRANGEMENTS

      The Company accounts for its stock option plans under the measurement provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2009 and 2008, options to purchase 0 and 25,000 shares were granted, respectively.

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

      During the three months ended March 31, 2009 and 2008, the cost associated with options previously granted in the amount of $37,000 and $60,000, respectively, was recorded and included as a component of general and administrative expense.

Note 8. SIGNIFICANT CUSTOMERS

      Three customers accounted for approximately 76% and 73% of net sales for the three months ended March 31, 2009 and 2008, respectively. Amounts receivable from these three customers at March 31, 2009 were approximately $3,226,000 or 67% of net receivables. Amounts receivable from the largest of these three customers at March 31, 2009 was approximately $1,713,000 or 36% of net receivables. Amounts receivable from these three customers at December 31, 2008 were approximately $3,096,000 or 59% of net receivables.

Note 9. BUSINESS SEGMENTS

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

      Financial information about the Company's operating segments for the three months ended March 31, 2009 and 2008 is as follows:

                                                                               March 31,                 March 31,
                                                                                  2009                      2008
                                                                             ------------               ------------
Air Industries Machining
      Net Sales                                                              $  9,920,000               $  8,604,000
      Gross Profit                                                              2,059,000                  2,394,000
      Pre Tax Income                                                              788,000                  1,186,000
      Assets                                                                   30,068,000                 31,954,000

Sigma Metals
      Income (Loss) From  Discontinued Operations                                  36,000                     (5,000)
      Assets Held for Sale                                                      1,103,000                 12,982,000

Welding Metallurgy
      Net Sales                                                                 1,263,000                    645,000
      Gross Profit                                                                278,000                    283,000
      Pre Tax Income                                                               70,000                   (128,000)
      Assets                                                                    6,191,000                  8,348,000

Corporate
      Net Sales                                                                        --                         --
      Gross Profit                                                                     --                         --
      Pre Tax Income                                                           (1,350,000)                (1,081,000)
      Assets                                                                   14,357,000                 21,777,000

Consolidated
      Net Sales                                                                11,183,000                  9,249,000
      Gross Profit                                                              2,500,000                  2,677,000
      Income (Loss) from Discontinued Operations                                   36,000                     (5,000)
      Pre Tax Loss                                                               (492,000)                   (23,000)
      Benefit for Taxes                                                           (86,000)                   (14,000)
      Net Loss                                                                   (370,000)                   (14,000)
      Elimination of Assets                                                   (12,674,000)               (21,537,000)
      Assets                                                                   37,942,000                 53,524,000

Note 10. DISCONTINUED OPERATIONS

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

The table below indicates the results of operations for Sigma for the three months ended March 31, 2009 and 2008.

                                                 March 31,            March 31,
                                                   2009                 2008

Revenue                                        $   163,000          $ 4,039,000
Cost of Goods Sold                                 419,000            3,134,000
                                               -----------          -----------
Gross (Loss) Profit                               (256,000)             905,000

Operating Expenses                                (298,000)             812,000
Interest                                            10,000               98,000
Provision for Taxes                                 (4,000)                  --
                                               -----------          -----------
Net Income (Loss)                              $    36,000          $    (5,000)
                                               ===========          ===========

Note 11.  RELATED PARTY TRANSACTIONS

      In connection with the 2009 offerings, the Company issued to Taglich 3,560 shares of Series B Preferred and will pay Taglich a commission of $44,500. Such commission has been accrued and included in accounts payable and accrued expenses on the consolidated balance sheet. See Note 5 Notes Payable and Capital Lease Obligations.

Note 12.  LITIGATION

      Blair - HSM Companies: During the first half of 2008, and continuing into the third quarter of 2008, the Company attempted to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). During the third quarter of 2008, management determined to cease its efforts to acquire Blair-HSM. On November 3, 2008, we were served with an Information Request and Restraining Notice by the Blair-HSM as part of their efforts to collect on the $350,000 Confession of Judgment issued by us to secure our agreement to reimburse the stockholders of Blair-HSM for certain expenses incurred in connection with the acquisition.

      On November 28, 2008, we entered into a settlement agreement with the former stockholders of Blair-HSM under which we agreed to pay Blair-HSM $350,000 in full and complete satisfaction of amounts payable under the stock purchase agreement as follows: $50,000 on each of February 12, 2009, March 12, 2009 and April 12, 2009, $100,000 on May 12, 2009, with the balance payable by delivery of 10,000 shares of our Series B Preferred having a face value of $100,000. Such amount has been accrued and included as part of Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet. These payments have been made and we have issued the shares in June 2009. See Note 6 Stockholders' Equity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Air Industries Machining Corp. ("AIM") manufactures aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During the first three months of 2009, approximately 85% of our revenues were derived from sales of parts and assemblies for military applications, but the majority of our sales are to other military contractors and not directly to the military (U.S. and NATO).

      We currently produce over 2,400 individual products (SKU's). These products are produced and assembled by a skilled labor force into electromechanical devices, mixer assemblies, rotor-hub components, flight controls, arresting gears, vibration absorbing assemblies, landing gear components and many other subassembly packages.

      In fiscal 2007 we completed two acquisitions as part of our plan to capitalize on our relationships in the aerospace industry. Through our Sigma Metals subsidiary we became a specialty distributor of strategic metals, primarily aluminum, stainless steel, titanium and other exotic end user specified materials sourced from suppliers throughout the world, and through Welding a provider of specialty welding services. Our metals products are sold throughout the world to prime contractors in the defense and commercial aerospace industries, aerospace engine manufacturers and various subcontractors to aerospace manufacturers. Our welding services and products are provided to similar customers in the United States.

      In 2008 Sigma's results began to deteriorate and we concluded that to revive the business would require a significant investment. As discussed in more detail below, our working capital and liquidity were constrained during fiscal 2008 and remain constrained during the first quarter of fiscal 2009 and beyond. During the third quarter of 2008 we made the decision to discontinue the operations of Sigma and these were discontinued on October 31. 2008.

      We are engaged in an ongoing effort to position ourselves to win large, long-term and higher margin contracts, and have devoted substantial funds and efforts to engineering costs and manpower as part of an ongoing effort to participate in several significant long-term, higher margin projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies in the future.

Liquidity Concerns.

      The Company continues to experience liquidity difficulties. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations.

      To supplement our working capital, in June 2008 we sold $2,950,000 principal amount of our junior subordinated notes (the "Old Notes"), together with 983,324 shares of our common stock, to accredited investors for total cash consideration of $2,950,000 in a private placement. When the junior subordinated notes were issued, Steel City Capital Funding LLC ("SCCF") requested and PNC acquiesced to block our ability to utilize certain collateral in the amount of $900,000. Because of the nature of the line of credit, it is classified with current liabilities. This blocking had the effect of reducing the availability of cash resulting from the issuance of the junior subordinated notes.

      Beginning in September and continuing through December 2008, to further address our liquidity concerns and to provide additional working capital, we sold an additional $2,595,000 of principal amount of junior subordinated notes, (the "New Notes") together with 156,400 shares of our Series B Preferred, in a private placement for a total purchase price of $2,595,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum).

      Subsequent to December 31, 2008, we sold an additional $ 445,000 principal amount of New Notes, together with 35,600 shares of Series B Preferred for a total purchase price of $445,000.

      In addition, in October 2008, holders of an aggregate of $2,950,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes, plus 236,000 shares of Series B Preferred. The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the Old Notes was adjusted to 1% per month (12% per year).

      As of March 31, 2009 there was a total of $ 5,990,000 in New Notes outstanding.

      As of July 31 2009, the Company had issued 601,248 shares of Series B Preferred dividends in lieu of cash payments.

      Nevertheless, we remain highly leveraged and dependent on our bank lenders for additional financing and are continuing to experience liquidity constraints.

Discontinued Operations:

      During the quarter ended September 30, 2008, the Company's Board of Directors approved the discontinuance of operations at Sigma Metals Inc., a wholly owned subsidiary. (See note 10 to the condensed consolidated financial statements included elsewhere in this report.) During the fourth quarter of 2008, the Company reached an agreement to sell certain assets of Sigma to the former owners, and this sale was completed in January 2009. Accordingly, Sigma's results of operations have been reported as discontinued operations for all periods presented. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

Three months ended March 31, 2009

      Sigma operations were discontinued on October 31, 2008. Net sales at Sigma decreased by $3,876,000 to $163,000 for the three months ended March 31, 2009.

      Net Income at Sigma was $36,000 for the three months ended March 31, 2009 compared with a loss of $5,000 for the three months ended March 31, 2008.

Continuing Operations

Three months ended March 31, 2009 compared with three months ended March 31,
2008

      Consolidated net sales for the three months ended March 31, 2009 increased by $1,934,000 or 21% to $11,183,000 as compared to $9,249,000, for the three months ended March 31, 2008.

Net Sales              2009           2008            Change            %

AIM                $ 9,920,000     $ 8,604,000     $ 1,316,000        15.30%
Welding              1,263,000         645,000         618,000        95.81%
                   -----------     -----------     -----------        ------
Consolidated       $11,183,000     $ 9,249,000     $ 1,934,000        20.91%
                   ===========     ===========     ===========        =====

      As of June 15, 2009, AIM's 18-month "firm backlog" was approximately $49 million as compared to $ 54.3 million at March 31, 2008. Our "projected backlog" as of June 15, 2009 for the same 18-month period which includes both the firm backlog as well as anticipated order releases against long term agreements with our prime aerospace contractors is approximately $60 million. Because of the nature of the products and services provided, Welding Metallurgy does not have a significant backlog and its backlog is not included in the numbers reported herein.

      Three customers accounted for approximately 73% and 76.5% of net sales for the three months ended March 31, 2009 and 2008, respectively. Amounts receivable from these three customer at March 31, 2009 and 2008 were approximately $3,226,000 or 67% of net receivables and $ 3,175,000 or 60% of net receivables, respectively. Amounts receivable from the largest of these three customers (a different customer in each year) at March 31, 2009 and 2008 were approximately $ 1,713,000 or 36% of net receivables and $1,270,000 or 24% of net receivables respectively.

      Consolidated gross profit for the three months ended March 31, 2009 declined by $177,000 or (-6%) to $2,500,000 from $2,677,000 for the three months ended March 31, 2008. Gross profit as a percentage of revenue totaled 22% for the three months ended March 31, 2009 as compared with 29% for the prior year. Management believes that the decline in gross profit for the period results from the Company's liquidity constraints that continued in the first quarter of fiscal 2009, which impaired the timely production of goods for customer orders, and resulted in increased manufacturing costs.

For the Three Months Ended March 31,                   Increase/
Gross profit             2009            2008          Decrease         %
                      -----------    ------------    -----------      ----
AIM                   $ 2,059,000    $  2,394,000    $ (335,000)      -14%
Welding                   441,000         283,000       158,000        56%
                      -----------    ------------    -----------      ----
Consolidated          $ 2,500,000    $  2,677,000    $ (177,000)       -6%
                      ===========    ============    ===========      ====

      As a result of the above factors, income from operations increased by $575,000 to $845,000 in the three months ended March 31, 2009 as compared to income of approximately $270,000 for the three months ended March 31, 2008.

      Operating costs decreased by $730,000 (30%) to $1,677,000 in the three months ended March 31, 2009 compared to $2,407,000 in the three months ended March 31, 2008. The principal components of the decrease include:

      o Operating costs at Welding Metallurgy decreased by $4,000 or (1%) to $269,000. This is mainly attributable to lower amortization costs for intangibles during the period.

      o Operating Costs at AIM decreased by $122,000, or (11%) to $947,000 from $1,069,000 for the three months ended March 31, 2009 and 2008, respectively.

      o Operating Costs at AIRI decreased by $604,000 or (57%) to $461,000 from $1,065,000 for the three months ended March 31, 2009 and 2008, respectively. This is mainly attributable to lower consulting costs in 2009.

      Interest and financing costs consist of interest paid and accrued as well as the accretion to face value resulting from recording debt obligations at fair value which is less than face value. Interest and financing costs increased by approximately $966,000 to $1,260,000 in the three months ended March 31, 2009 compared to $294,000 for the three months ended March 31, 2008. Accretion of debt discount and amortization of other non-cash finance charges accounted for approximately $661,000 or 68% of the increase.

      The loss from continuing operations for the three months ended March 31, 2009 was $(406,000), an increase of $398,000 compared to $(8,000) for the three months ended March 31, 2008.

Provision (Benefit) for taxes

The benefit for income taxes was approximately $86,000 in the three months ended March 31, 2009 compared to a benefit of approximately $14,000 in the three months ended March 31, 2008. The Company computes its income tax provision or benefit according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions results primarily from expenses which will never be deductable due to basis differences at the acquired companies and stock compensation and other charges that are not deductable.

      Liquidity and Capital Resources

      The Company continues to suffer from a lack of liquidity. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations.

      As of March 31, 2009, the Company's indebtedness was approximately $31.8 million, including approximately $15.1 million payable to its bank lenders and secured by substantially all its assets. The Company was in default of certain covenants in the agreements with its bank lenders as of the end of March 2009 and these defaults continued through September 2009. In September 2009, the Company successfully negotiated amendments to the loan agreements with its bank lenders, in which the bank lenders waived prior events of covenant defaults. These amendments also modified the bank covenants for the period beginning September 30, 2009. However, the loan agreements include clauses that permit the lenders to demand payment at any time, and as the Company is required to maintain a "lock box" account with PNC Bank into which substantially all of the Company's cash receipts are paid, if its bank lenders were to demand repayment and cease lending, the Company would lack the funds to continue its operations.

      The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $5,545,000 during 2008 and an additional $445,000 during the three months ended March 31, 2009. The receipt of these gross proceeds did ameliorate, to some degree, the Company's liquidity crisis but this was partially offset by the Company's bank lenders imposing a reduction in availability of $900,000 in June 2008. The Company's senior bank debt matures in May 2010, and its subordinated bank debt in August 2010. There can be no assurance that the Company's lenders will agree to extend their loans. Absent significant improvement in results of operations; it is not likely that the Company will be able to refinance its bank indebtedness with another lender.

      To alleviate its liquidity difficulties, during 2008, the Company agreed to sell certain assets of its Sigma business, which sale was completed in January 2009, renegotiated and extended the payment terms of its indebtedness to the former owners of Welding, and also has ceased its efforts to acquire Blair-HSM. To further address liquidity difficulties, the Company has issued, and will likely continue to issue, additional shares of its Series B Preferred in lieu of payment of cash dividends on its Series B Preferred. This will dilute the equity ownership and voting power of holders of its Common Stock.

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

      The revolving loan portion of the credit facility with PNC Bank N.A. ("PNC") is for a maximum of $14,000,000 subject to periodic, usually monthly, calculations of borrowing availability under a borrowing base calculation. Daily cash collections of accounts receivable reduce the loan balance by 15% of the amount collected - the difference between the cash actually collected and the 85% previously billed and against which the bank advanced funds - and daily shipments to customers increase availability by 85% of the amount billed.

      We have incurred debt financing and issued the preferred stock in part to support our acquisitions of Sigma and Welding.

Inventories were as follows:

                         March 31,      December 31,          Net
                           2009             2008          Difference        %
                       ------------     ------------     ------------     -----
Raw Materials          $  5,833,000     $  6,809,000     ($   976,000)    -14.3%
Work In Progress          9,604,000        9,633,000          (29,000)     -0.3%
Finished Goods            6,006,000        5,224,000          782,000      15.0%
Inventory Reserve          (287,000)        (567,000)         280,000      49.4%
                       ------------     ------------     ------------     -----
Total Inventory        $ 21,156,000     $ 21,099,000     $     57,000       0.3%
                       ============     ============     ============     =====

      Inventory owned by Sigma is classified in assets held for sale on the accompanying condensed consolidated balance sheet. At March 31, 2009 and December 31, 2008 the value of the inventory owned by Sigma was $575,000 and $954,000, respectively.

      The increase in our inventory levels, coupled with our decision to fund engineering and other costs to secure future higher margin projects have strained our working capital negatively impacting our liquidity and consequently our ability to work on all of the projects in-house.

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

      In order to enhance our liquidity we are undertaking several initiatives. In an effort to reduce our inventory levels at AIM we are focusing on projects with immediate and confirmed delivery dates, and we have implemented cost reduction programs related to general and administrative expenses. We have concluded the disposition of the majority of the Sigma assets, and reached agreements to satisfy the notes payable and employment contract obligations without cash payments, and we have concluded an agreement with the former shareholders of Welding to restructure and extend the payments on the notes payable to them. Subsequent to March 31, 2009, Steel City Capital Funding has blocked payment on the notes payable to these former shareholders. This has eliminated the cash obligation, but these notes are now in default and accruing interest at 11% per annum.

Item 4T. Controls and Procedures

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

      Our then Chief Financial Officer's employment was terminated in September 2008.

      We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Accounting Officer who have been performing the functions of a chief financial officer until a successor is named. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

      Certain of the deficiencies that exist in our disclosure controls and procedures as of March 31, 2009, are those that were initially noted in our Annual Report on Form 10-K for the year ended December 31, 2007. Specifically, as of March 31, 2009, there remained certain weaknesses in our staffing and our internal controls over financial reporting that have prevented us from accurately processing our accounts so as to be able to report our results on a timely basis. Moreover, management believes that as a result of our weaknesses, there exist deficiencies at AIM in measuring labor costs and properly allocating such costs between work-in-progress (inventory) and current cost of sales. Management is in the process of developing and implementing a plan to resolve these issues in the most expedient manner possible.

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

(b) There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

      Blair - HSM Companies: During the first half of 2008, and continuing into the third quarter of 2008, the Company attempted to acquire Blair Industries, Inc. and certain of its affiliated companies ("Blair-HSM"). During the third quarter of 2008, management determined to cease its efforts to acquire Blair-HSM. On November 3, 2008, we were served with an Information Request and Restraining Notice by the Blair-HSM as part of their efforts to collect on the $350,000 Confession of Judgment issued by us to secure our agreement to reimburse the stockholders of Blair-HSM for certain expenses incurred in connection with the acquisition.

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

Item 1A. Risk Factors

      The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2008 (the "2008 Form 10-K"), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our condensed consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2008 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

      If any of the events described in the portions of this report, or our 2008 Form 10-K, actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly.

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

Dated: October 21, 2009

                                      AIR INDUSTRIES GROUP INC.


                                      By: /s/ Peter D. Rettaliata
                                          -------------------------------------
                                          Peter D. Rettaliata
                                          President and Chief Executive Officer