Form 10-Q
period 2009-06-30
AIR INDUSTRIES GROUP, INC.
filed 2009-10-21
CIK 1009891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2009

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

                                     INDEX

PART I.     FINANCIAL INFORMATION

  ITEM 1.  Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheet as of June 30, 2009
               (unaudited) and December 31, 2008                               1

             Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 2009 and 2008 (unaudited)   2

             Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2009 and 2008 (unaudited)             3

             Notes to Condensed Consolidated Financial Statements              4

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        20

  ITEM 4T. Controls and Procedures                                            28

PART II.    OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                  30

  ITEM 1A. Risk Factors                                                       30

  ITEM 6.  Exhibits                                                           31

SIGNATURES                                                                    31

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

                           AIR INDUSTRIES GROUP, INC.
                      Condensed Consolidated Balance Sheets

                                                                                   June 30,       December 31,
                                                                                     2009             2008
                                                                                 ------------     ------------
                                                                                 (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                                      $         --     $    164,000
  Accounts Receivable, Net of Allowance for Doubtful Accounts
    of $198,000 and $135,000                                                        4,742,000        5,279,000
  Inventory                                                                        21,746,000       21,099,000
  Assets Held for Sale                                                                683,000        1,556,000
  Prepaid Expenses and Other Current Assets                                           231,000          147,000
  Taxes Receivable                                                                     49,000           53,000
  Deposits - Customers                                                                 77,000          100,000
                                                                                 ------------     ------------
Total Current Assets                                                               27,528,000       28,398,000
  Property and Equipment, net                                                       5,160,000        5,507,000
  Capitalized Engineering Costs - net of
    Accumulated Amortization of $982,000 and $562,000                               1,804,000        2,033,000
  Deferred Financing Costs, net, deposit and other assets                             723,000          994,000
  Intangible Assets, net of accumulated amortization of $376,000 and $277,000       2,027,000        2,126,000
  Goodwill                                                                            291,000          291,000
                                                                                 ------------     ------------
TOTAL ASSETS                                                                     $ 37,533,000     $ 39,349,000
                                                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current Portion Notes Payable and Capital Lease Obligations                    $ 20,661,000     $ 16,904,000
  Accounts Payable and Accrued Expenses                                             4,116,000        5,167,000
  Dividends Payable                                                                   436,000          366,000
  Deferred Gain on Sale - Current Portion                                              38,000           38,000
                                                                                 ------------     ------------
  Liabilities Held for Sale                                                         2,317,000        2,878,000
                                                                                 ------------     ------------
Total current liabilities                                                          27,568,000       25,353,000
                                                                                 ------------     ------------
Long term liabilities
  Notes Payable and Capital Lease Obligations - Net of Current Portion              2,154,000        5,973,000
  Deferred Tax Liability                                                            1,194,000        1,364,000
  Deferred Gain on Sale - Net of Current Portion                                      618,000          637,000
  Deferred Rent                                                                       515,000          420,000
                                                                                 ------------     ------------
Total liabilities                                                                  32,049,000       33,747,000
                                                                                 ------------     ------------
Contingencies

Stockholders' Equity
Preferred Stock  Par Value $.001-Authorized 8,003,716 shares
Designated as Series "A" Convertible Preferred -$.001 par Value,
  1,000 Shares Authorized 0 Shares issued and outstanding as of
  June 30, 2009 and December 31, 2008, respectively.                                       --               --

  Designated as Series "B" Convertible Preferred -$.001 Par Value,
  2,000,000 shares authorized, 1,813,071 and 1,387,205 shares issued and outstanding as of June 30, 2009 and December 31, 2008,
  respectively; Liquidation Value, $18,130,000                                          1,000            1,000
Common Stock - $.001 Par, 250,000,000 Shares Authorized,
71,698,174 and 71,524,481 Shares Issued and Outstanding as of
June 30, 2009 and December 31, 2008, respectively.                                     72,000           72,000
Additional Paid-In Capital                                                         23,984,000       22,957,000
Accumulated Deficit                                                               (18,573,000)     (17,428,000)
                                                                                 ------------     ------------
Total Stockholders' Equity                                                          5,484,000        5,602,000
                                                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 37,533,000     $ 39,349,000
                                                                                 ============     ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                    3-months ended June 30,           6-months ended June 30,
                                                                     2009             2008             2009             2008
                                                                 ------------     ------------     ------------     ------------
Net sales                                                        $ 11,096,000     $  9,223,000     $ 22,279,000     $ 18,472,000
Cost of Sales                                                       9,037,000        6,277,000       17,720,000       12,849,000
                                                                 ------------     ------------     ------------     ------------
Gross profit                                                        2,059,000        2,946,000        4,559,000        5,623,000
Operating costs and expenses:
Selling and marketing                                                 146,000          155,000          272,000          297,000
General and administrative                                          1,279,000        1,910,000        2,830,000        4,175,000
                                                                 ------------     ------------     ------------     ------------
Total operating costs and expenses                                  1,425,000        2,065,000        3,102,000        4,472,000
                                                                 ------------     ------------     ------------     ------------
Income from operations                                                634,000          881,000        1,457,000        1,151,000
Interest and financing costs                                       (1,251,000)        (582,000)      (2,564,000)        (876,000)
Other (Loss) or Income                                                (23,000)          10,000          (78,000)          12,000
                                                                 ------------     ------------     ------------     ------------
(Loss) income before provision for                                   (640,000)         309,000       (1,185,000)         287,000
income taxes (tax benefits)
Provision for income taxes (tax benefits)                             (80,000)           7,000         (166,000)           7,000
                                                                 ------------     ------------     ------------     ------------
 (Loss) Income From Continuing Operations                            (560,000)         302,000       (1,019,000)         294,000
Loss From Discontinued Operations                                    (163,000)        (322,000)        (126,000)        (327,000)
                                                                 ------------     ------------     ------------     ------------
Net Loss                                                             (723,000)         (20,000)      (1,145,000)         (33,000)
Dividend attributable to preferred stockholders                       316,000          151,000          583,000          299,000
                                                                 ------------     ------------     ------------     ------------
Net Loss attributable to common stockholders                     $ (1,039,000)    $   (171,000)    $ (1,728,000)    $   (332,000)
                                                                 ============     ============     ============     ============
Loss per share (basic and diluted)-Continuing Ops                $      (0.01)    $       0.00     $      (0.02)    $      (0.00)
Loss per share (basic and diluted)- Discontinued ops                    (0.00)           (0.00)           (0.00)           (0.01)
                                                                 ------------     ------------     ------------     ------------
Loss per share (basic and diluted)                               $      (0.01)    $      (0.00)    $      (0.02)    $      (0.01)
                                                                 ============     ============     ============     ============
Weighted average shares outstanding (basic and diluted)            71,562,000       69,340,000       71,544,000       62,241,000
                                                                 ============     ============     ============     ============

See notes to financial statements

                           AIR INDUSTRIES GROUP, INC.
                 Condensed Consolidated Statement of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                              2009            2008
                                                                           -----------     -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                  $(1,145,000)    $   (33,000)
   Adjustments to Reconcile Net Loss to Net
      Cash provided by (used in) Operating Activities, net of effect of acquisitions:
      Depreciation and amortization of property and equipment                  926,000         608,000
      Amortization of Intangible Assets                                         99,000         111,000
      Amortization of Capitalized Engineering Costs                            420,000         174,000
      Bad Debt Expense                                                          71,000         134,000
      Non-Cash Compensation Expense                                             70,000         207,000
      Non-Cash Interest Expense                                              1,331,000          90,000
      Non-Cash Share Payment                                                        --          40,000
      Amortization of Deferred Financing costs                                 120,000              --
      Gain on Sale of Real Estate                                              (19,000)        (19,000)
      Deferred Taxes                                                          (170,000)          4,000
      Deferred Rent                                                             95,000          95,000
Changes in Assets and Liabilities
 (Increase) Decrease in Operating Assets:
      Accounts Receivable                                                      466,000         154,000
      Assets Held for Sale                                                     873,000        (342,000)
      Inventory                                                               (647,000)     (3,258,000)
      Prepaid Expenses and Other Current Assets                                (84,000)         55,000
      Deposits                                                                  23,000         177,000
      Other Assets                                                              78,000        (562,000)
 Increase (Decrease) in Operating Liabilities
      Accounts payable and accrued expenses                                   (854,000)       (532,000)
      Income Taxes payable                                                       4,000          19,000
      Liabilities Held For Sale                                               (561,000)      1,485,000
                                                                           -----------     -----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   1,096,000      (1,393,000)
                                                                           -----------     -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Assets Held for Sale                                                          --        (182,000)
      Cash paid for Capitalized Engineering costs                             (191,000)       (641,000)
      Purchase of property and equipment                                      (528,000)       (882,000)
                                                                           -----------     -----------
       NET CASH USED IN INVESTING ACTIVITIES                                  (719,000)     (1,705,000)
                                                                           -----------     -----------
 CASH FLOWS FROM FINANCING  ACTIVITIES
      Notes payable - Sellers                                                 (138,000)       (722,000)
      Proceeds from Private Placement                                               --         195,000
      Capital lease obligations                                                (79,000)        453,000
      Notes Payable-Jr. Subordinated Debt                                      445,000       2,775,000
      Notes Payable-Revolver                                                  (705,000)        491,000
      Notes Payable-Bank                                                       (64,000)        (74,000)
      Cash Paid for Deferred Financing Costs                                        --         (20,000)
                                                                           -----------     -----------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (541,000)      3,098,000
                                                                           -----------     -----------
      Net decrease in cash and cash equivalents                               (164,000)             --
      Cash and cash equivalents at beginning of period                         164,000              --
                                                                           -----------     -----------
      Cash and cash equivalents at end of period                           $        --     $        --
                                                                           ===========     ===========
Supplemental cash flow information
      Cash paid during the period for interest                             $ 1,046,000     $   748,000
                                                                           ===========     ===========
Supplemental schedule of non cash investing and financing activities
      Property and Equipment acquired under capital leases                 $    51,000     $   468,000
                                                                           ===========     ===========
      Non-cash Dividends on Preferred Stock                                $   583,000     $   299,000
                                                                           ===========     ===========
      Issuances of common stock in settlement of vendor payables           $   169,000     $        --
                                                                           ===========     ===========

See notes to financial statements

                            AIR INDUSTRIES GROUP INC.
              Notes to Condensed Consolidated Financial Statements

Note 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Air Industries Group, Inc. ("AIRI") and its wholly-owned subsidiaries Air Industries Machining Corporation ("AIM"), Sigma Metals, Inc. ("Sigma") and Welding Metallurgy, Inc. ("Welding"), (together, the "Company"). These condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

      Liquidity Concerns: The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations. As of June 30, 2009, the Company's indebtedness was approximately $32,000,000, including approximately $15,100,000 payable to its bank lenders secured by substantially all its assets. The Company was in default of certain covenants in the agreements with its bank lenders as of the end of June 2009. These defaults continued into September 2009. In September 2009, the Company successfully negotiated amendments to the loan agreements with its bank lenders, in which the bank lenders waived prior events of covenant defaults. These amendments also modified the bank covenants for the period beginning September 30, 2009. However, the loan agreements include clauses that permit the lenders to demand payment at any time, and as the Company is required to maintain a "lock box" account with PNC Bank into which substantially all of the Company's cash receipts are paid, if its bank lenders were to demand repayment and cease lending, the Company would lack the funds to continue its operations.

      The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $5,990,000 between May 2008 and the end of March 2009.

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

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards ("SFAS") No. 165 "Subsequent Events," through the date that the financial statements were issued on October 21, 2009.

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

      The Company did not include 12,931,100 warrants and 6,494,764 options to purchase the Company's common stock for the six months ended June 30, 2009 and 7,846,256 warrants and 6,740,824 options to purchase the Company's common stock for the six months ended June 30, 2008 in the calculation of diluted earnings per share because the effects of their inclusion would have been anti-dilutive. The shares of Series B Preferred that are convertible into 76,376,751 and 31,463,795 shares of common stock at June 30, 2009 and 2008 are not included in the calculation of diluted earnings per shares because the effect of the inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

      Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements as of and for the six months ended June 30, 2009.

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on our consolidated financial statements.

      Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company's consolidated financial statements.

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

Note 4. INVENTORY

The components of inventory consisted of the following:

                                        June 30,             December 31,
                                          2009                   2008
                                      ------------           ------------
                                       (Unaudited)

Raw Materials                            5,850,000           $  6,809,000
Work In Progress                         9,971,000              9,633,000
Finished Goods                           6,212,000              5,224,000
Inventory Reserve                         (287,000)              (567,000)
                                      -----------------------------------
Total Inventory                       $ 21,746,000           $ 21,099,000
                                      ===================================

      Inventory for Welding is computed based on a "gross profit" method in the first and third quarters and are adjusted to physical inventories as of June and December. Inventory for AIM is stated at the lower of cost or market determined on the first-in, first-out method as determined by its perpetual system. AIM performs a physical inventory as of December 31.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital leases obligations consist of the following

                                                                                                    June 30,            December 31,
                                                                                                      2009                  2008
                                                                                                   -----------           -----------
                                                                                                   (Unaudited)
Revolving credit notes payable to PNC Bank N.A. ("PNC") and
     secured by substantially all assets                                                           $10,074,000           $10,779,000
Term loan, subject to acceleration, secured                                                          4,500,000             4,500,000
Junior subordinated notes                                                                            6,500,000             6,055,000
Notes payable to sellers of acquired businesses                                                      2,337,000             3,071,000
Capital lease obligations                                                                            1,932,000             1,960,000
Other notes payable to PNC, secured                                                                    454,000               518,000
                                                                                                   ---------------------------------
Subtotal                                                                                            25,797,000            26,883,000

Less:  Current portion of notes and capital obligations                                             20,661,000            16,904,000
             Unamortized debt discount on junior subordinated notes                                  2,982,000             4,006,000
                                                                                                   ---------------------------------
Notes payable and capital lease obligations, net of current portion                                $ 2,154,000           $ 5,973,000
                                                                                                   =================================

      PNC Bank N.A. ("PNC") On November 30, 2005, the Company executed a credit facility with PNC (the "Loan Facility"), secured by substantially all of its assets. The Loan Facility provided for maximum borrowings of $19,000,000 consisting of the following:

      (i)   a $14,000,000 revolving loan
      (ii)  a $3,500,000 term loan,
      (iii) a $1,500,000 equipment financing loan

      The revolving loans bear interest, at the option of the Company, that is based on (i) the higher of (A) PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 0.25% or (B) the Federal Funds rate plus 0.5%, or (ii) the Eurodollar Rate for the Interest Period selected by the Company plus 2.5%. The revolving loans had an interest rate of 5.5% and 6.5% per annum at June 30, 2009 and December 31, 2008, respectively, and an outstanding balance of $10,074,000 and $10,779,000, respectively. The revolving loans are payable in full in April 2010. The interest rates were amended as part of the Ninth Amendment to the Loan Facility (see discussion below).

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

      The term loan was for a period of four (4) years and bears interest, at the option of the Company, at the (i) PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected by the Company plus 2.75 %. In October 2006, the Term Note was reduced by a payment of $2,800,000 and an Amended and Restated Term Note in the amount of $383,330 was issued providing for principal payments of $10,648 per month. The maturity date was extended to become the first business day of October 2009 and later extended again to April 30, 2010. At June 30, 2009 and December 31, 2008, the balance of the term loan was $43,000 and $107,000, respectively.

      In addition to the foregoing, the Loan Facility was further amended to allow the Company to borrow or to obtain the issuance, renewal, extension and increase of standby letters of credit, up to an aggregate availability of $500,000, for its account until November 30, 2009. At December 31, 2008 and at June 30, 2009 the Company had an outstanding letter of credit in the amount of $127,500.

      The equipment loans bear interest, at the option of the Company, that is based on (i) the PNC Rate plus 0.50% per annum or (ii) the Eurodollar Rate for the interest period selected plus 2.75% per annum. The equipment loan had an interest rate of 6.1% per annum at June 30, 2009. Such equipment financing is limited to an aggregate of $750,000 in any fiscal year and amortized in equal installments of sixty months following the close of each "borrowing period", the second of which ended December 31, 2008. Each subsequent "borrowing period" ends on each December 31 thereafter. All equipment loans are due and payable on November 30, 2010. At June 30, 2009 and December 31, 2008, the equipment financing loan had a balance of $411,000. The equipment financing loan was repaid in October 2009 as part of the renegotiation of the Company's loan covenants with PNC.

      To the extent that the Company may dispose of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in amount equal to the net proceeds of such sale.

      The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of December 31, 2008 and June 30, 2009, the Company had not met these terms and was in default of these covenants. Such defaults were waived as part of the Ninth Amendment to the Loan Facility (see discussion below).

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

Steel City Capital Funding LLC ("SCCF")

      In connection with the Welding acquisition, SCCF provided a Term Loan (the "SCCF Loan Agreement") of $4,500,000, which is payable on August 24, 2010. Borrowings under the SCCF Loan Agreement bear interest, payable monthly, generally at a rate of 6% over the base commercial lending rate of PNC as publicly announced to be in effect from time to time. The interest rate on the outstanding indebtedness under the SCCF Loan Agreement was approximately 9.25% for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively. At each of June 30, 2009 and December 31, 2008, the balance owed on the SCCF Loan Agreement amounted to $4,500,000.

On January 29, 2009, SCCF notified the Company of a default of covenants under the SCCF Loan Agreement, and subsequently imposed a default rate of interest of
13.25 as of April 6, 2009. Such defaults were waived as part of the Fourth Amendment to the SCCF Loan Agreement (see discussion below).

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

      Under the terms of the SCCF Loan Agreement, the amounts are not due to be repaid until August 24, 2010, but have been included in current liabilities due to the right of SCCF to demand immediate repayment

      Interest expense related to these credit facilities amounted to approximately $270,000 and $333,000 for the three months ended June 30, 2009 and 2008, respectively and approximately $559,000 and $679,000 for the six months ended June 30, 2009 and 2008.

Capital Leases Payable - Equipment

      The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,932,000 and $1,960,000 and as of June 30, 2009 and December 31, 2008, respectively with various interest rates ranging from 5% to 10%.

      On April 28, 2009, the Company refinanced and consolidated its existing capital leases into one new five-year capital lease. The monthly payment was reduced to $38,000 from an average of $52,000 under the existing leases.

Notes Payable - Sellers

      As of June 30, 2009 and December 31, 2008, the balances owed to the sellers by acquisition are:

                                            June 30,          December 31,
                                              2009                2008
                                           ----------          ----------
                                           (Unaudited)
AIM                                        $  337,000          $  433,000
Sigma                                              --             638,000
Welding                                     2,000,000           2,000,000
                                           ------------------------------
Subtotal                                    2,337,000          $3,071,000
Less:  Current Portion                      2,192,000           1,053,000
                                           ------------------------------
Total long-term portion                    $  145,000          $2,018,000
                                           ==============================

AIM

      The balance owed at June 30, 2009 and December 31, 2008 amounted to $337,000 and $433,000, respectively, and matures on September 30, 2010. The remaining balance is subordinated to all of the Company's senior debt and is payable in twenty consecutive calendar quarters of equal installments of $48,100 principal plus accrued interest The interest rate on this note is equal to Prime Rate plus 0.5% per annum. Interest on outstanding balances at September 30, 2010, in the event of nonpayment, shall accrue at a floating rate equal to the Prime Rate plus 7% per annum.

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

      Interest expense on the Seller Notes amounted to approximately $53,000 and $24,000 for the three months ended June 30, 2009 and 2008, respectively. Interest expense on the Seller Notes amounted to approximately $97,000 and $55,000 for the six months ended June 30, 2009 and 2008, respectively Amortization of debt accretion for the three months ended June 30, 2009 and 2008 amounted to $0 and $35,000, respectively. Amortization of debt accretion for the six months ended June 30, 2009 and 2008 amounted to $0 and $70,000, respectively

Junior Subordinated Notes

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

      Amortization of debt discount for the three months ended June 30, 2009 and 2008 amounted to $708,000 and $0, respectively. Amortization of debt discount for the six months ended June 30, 2009 and 2008 amounted to $1,331,000 and $0, respectively Interest expense amounted to $196,000 and $20,000 for the three months ended June 30, 2009 and 2008, respectively. Interest expense amounted to $389,000 and $20,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 6. STOCKHOLDERS EQUITY

Common Stock Issuances

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

      As of June 30, 2009, there were outstanding 1,813,071 shares of Series B Preferred. The shares of Series B Preferred outstanding at June 30, 2009 are convertible into 65,905,889 shares of common stock.

      In July 2009, the Company issued 288,053 shares of Series B Preferred as dividends in lieu of cash payments.

      On October 16, 2009, the Company filed a Certificate of Amendment of the Certificate of Designation of its Series B Preferred to change the authorized issuance of shares from 2,000,000 to 4,000,000 shares.

      As of October 21, 2009, there were outstanding 2,101,124 shares of Series B Preferred. The shares of Series B Preferred outstanding are convertible into 76,376,751 shares of common stock.

Dividends

      Dividends amounted to $316,000 and $583,000 for the three and six months ended June 30, 2009 and $151,000 and $299,000 for the three and six months ended June 30, 2008.

Note 7. SHARE-BASED COMPENSATION ARRANGEMENTS

      The Company accounts for its stock option plans under the measurement provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123R"). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended June 30, 2008 and 2007, no options were granted.

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

      During the three and six months ended June 30, 2009 and 2008, an expense of $33,410, $70,364, $57,000 and $117,000, respectively, the cost associated with options previously granted was recorded and is included as a component of general and administrative expenses.

Note 8. SIGNIFICANT CUSTOMERS

      Three customers accounted for approximately 77% and 71% of net sales for the three months ended June 30, 2009 and 2008, respectively. These three customers accounted for approximately 75% and 73% for the six months ending June 30, 2009 and 2008, respectively. Accounts receivable from these three customers at June 30, 2009 were approximately $3,437,000 or 65% of net receivables. Amounts receivable from these three customers at December 31, 2008 were approximately $3,096,000 or 59% of net receivables.

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

      Financial information about the Company's operating segments for the three and six months ended June 30, 2009 and 2008 is as follows:

                         For Three Months Ended June 30
                         ------------------------------
                                                      2009             2008
                                                  ------------     ------------
Air Industries Machining
      Net Sales                                   $  9,788,000     $  7,851,000
      Gross Profit                                   1,601,000        2,301,000
      Pre Tax Income                                   500,000        1,189,000
      Assets                                        29,525,000       34,254,000

Sigma Metals
      Net Loss From Discontinued Operations           (163,000)        (322,000)
      Assets Held for Sale                             683,000       11,772,000

Welding Metallurgy
      Net Sales                                      1,308,000        1,372,000
      Gross Profit                                     458,000          645,000
      Pre Tax Income                                    38,000          203,000
      Assets                                         6,556,000        9,027,000

Corporate
      Net Sales
      Gross Profit
      Pre Tax Loss                                  (1,231,000)      (1,084,000)
      Assets                                        13,558,000       23,105,000

Consolidated
      Net Sales                                     11,096,000        9,223,000
      Gross Profit                                   2,059,000        2,946,000

      Net Loss from Discontinued Ops                  (162,000)        (321,000)
      Pre Tax (Loss) Income                           (693,000)         309,000
      Provision (Benefit) for Taxes                    (80,000)          (7,000)
      Net (Loss) Income                             (1,092,000)         171,000)
      Elimination of Assets                        (12,789,000)     (15,169,000)
      Assets                                      $ 37,533,000     $ 39,349,000

                          For Six Months Ended June 30
                          ----------------------------
                                                      2009            2008
                                                  ------------     ------------
Air Industries Machining
      Net Sales                                   $ 19,708,000     $ 16,455,000
      Gross Profit                                   3,660,000        4,695,000
      Pre Tax Income                                 1,288,000        2,375,000
      Assets                                        29,525,000       34,254,000

Sigma Metals
      Net (Loss) Income From Discontinued Operations  (130,000)        (327,000)
      Assets Held for Sale                             683,000       11,772,000

Welding Metallurgy
      Net Sales                                      2,571,000        2,017,000
      Gross Profit                                     900,000          928,000
      Pre Tax Income                                   108,000           75,000
      Assets                                         6,556,000        9,027,000

Corporate
      Net Sales
      Gross Profit
      Pre Tax Loss                                  (2,581,000)      (2,164,000)
      Assets                                        13,558,000       23,105,000

Consolidated
      Net Sales                                     22,279,000       18,472,000
      Gross Profit                                   4,560,000        5,623,000

      Net (Loss) Income from Discontinued Ops         (130,000)        (327,000)
      Pre Tax (Loss) Income                         (1,185,000)         287,000
      (Benefit) Provision for Taxes                   (166,000)         299,000
      Net (Loss) Income                             (1,753,000)        (322,000)
      Elimination of Assets                        (12,789,000)     (15,169,000)
      Assets                                      $ 37,533,000     $ 39,349,000

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

The table below indicates the results of operations for Sigma for the three and six months ended June 30, 2009 and 2008.

Three Months Ending

                                                June 30,           June 30,
                                                  2009               2008

Revenue                                       $    39,000        $ 3,515,000
Cost of Goods Sold                                328,000          2,972,000
                                              ------------------------------
Gross (Loss) Profit                              (289,000)           543,000

Operating Expenses                               (138,000)           841,000
Interest                                           12,000             24,000
Provision for Taxes                                    --                 --
                                              ------------------------------
Net Income Before Taxes                       $  (163,000)       $  (322,000)
                                              ==============================

Six Months Ending
                                                June 30,           June 30,
                                                  2009               2008

Revenue                                       $   202,000        $ 7,555,000
Cost of Goods Sold                                747,000          6,104,000
                                              ------------------------------
Gross (Loss) Profit                              (545,000)         1,451,000

Operating Expenses                               (436,000)         1,736,000
Interest                                           21,000             42,000
Provision for Taxes                                (4,000)                --
                                              ------------------------------
Net Loss                                      $  (126,000)       $  (327,000)
                                              ==============================

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

Note 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Air Industries Machining Corp. ("AIM") manufactures aircraft structural parts and assemblies principally for prime defense contractors in the aerospace industry. During the first six months of 2009, approximately 85% of our revenues were derived from sales of parts and assemblies for military applications, but the majority of our sales are to other military contractors and not directly to the military (U.S. and NATO).

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

      During 2008 Sigma's results began to deteriorate and we concluded that to revive the business would require a significant investment. As discussed in more detail below, our working capital and liquidity were constrained during fiscal 2007 and remain constrained during the first half of fiscal 2009 and beyond. During the third quarter of 2008 we made the decision to discontinue the operations of Sigma.

      We are engaged in an ongoing effort to position ourselves to win large, long-term and higher margin contracts, and we have devoted substantial funds and efforts to engineering costs and manpower as part of an ongoing effort to participate in several significant long-term, higher margin projects, including the production of subassemblies for the Joint Strike Fighter ("JSF") landing gear and the A380 drag strut assemblies in the future.

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

      Beginning in September and continuing through December 2008, to further address our liquidity concerns and to provide additional working capital, we sold an additional $ 2,595,000 of principal amount of junior subordinated notes, (the "New Notes") together with 156,400 shares of our Series B Preferred, in a private placement for a total purchase price of $ 2,595,000. The New Notes, which are payable on May 31, 2010, or earlier upon completion of one or a series of financings resulting in aggregate gross proceeds of at least $10 million, bear interest at the rate of 1% per month (or 12% per annum).

      Subsequent to December 31, 2008, we sold an additional $445,000 principal amount of New Notes, together with 35,600 shares of Series B Preferred for a total purchase price of $445,000.

      In addition, in October 2008, holders of an aggregate of $2,950,000 principal amount of our outstanding Old Notes exchanged their Old Notes for an equal principal amount of New Notes, plus 236,000 shares of Series B Preferred. The terms of the New Notes and the Old Notes are identical, except that the rate of interest on the Old Notes was adjusted to 1% per month (12% per year).

      As of June 30, 2009 there was a total of $5,990,000 in New Notes outstanding.

      As of September 30, 2009, the Company had issued 601,248 shares of Series B Preferred dividends in lieu of cash payments.

      As of October 21, 2009, there were outstanding 2,101,124 shares of Series B Preferred. The shares of Series B Preferred outstanding at October 21, 2009 are convertible into 76,376,751 shares of common stock.

      Nevertheless, we remain highly leveraged and dependent on our bank lenders for additional financing and are continuing to experience liquidity constraints.

Discontinued Operations:

      During the quarter ended September 30, 2008, the Company's Board of Directors approved the discontinuance of operations at Sigma Metals Inc., a wholly-owned subsidiary. (See note 10 to the condensed consolidated financial statements included elsewhere in this report). During the fourth fiscal quarter of 2008 the Company reached an agreement to sell certain assets of Sigma to the former owners, and this sale was completed in January 2009. Accordingly, Sigma's results of operations have been reported as discontinued operations for all periods presented. Sigma's assets and liabilities have been classified as held for sale on the Company's consolidated balance sheet for all periods presented.

Three and six months ended June 30, 2009 compared with three and six months ended June 30, 2008

For the Three Months Ending
                                      June 30,       June 30,
                                        2009           2008           Change

Revenue                             $    39,000     $ 3,515,000     $(3,476,000)
Cost of Goods Sold                      328,000       2,972,000      (2,644,000)
                                    -------------------------------------------
Gross (Loss) Profit                    (289,000)        543,000        (832,000)

Operating Expenses                     (138,000)        922,000      (1,060,000)
Interest                                 12,000         (55,000)         67,000

Provision for Taxes                          --              --              --
                                    -------------------------------------------
Net (Loss) Income                   $  (163,000)    $  (322,000)    $   161,000
                                    ===========================================

For the Six Months Ending


Revenue                             $   202,000     $ 7,555,000     $(7,353,000)
Cost of Goods Sold                      747,000       6,104,000      (5,357,000)
                                    -------------------------------------------
Gross (Loss) Profit                    (545,000)      1,451,000      (1,996,000)

Operating Expenses                     (436,000)      1,736,000      (2,172,000)
Interest                                 21,000          42,000         (21,000)
Provision for Taxes                      (4,000)             --          (4,000)
                                    -------------------------------------------
Net (Loss) Income                   $  (126,000)    $  (327,000)    $   201,000
                                    ===========================================

      Sigma operations were discontinued on October 31, 2008. Net sales at Sigma decreased by $3,476,000 to $39,000 for the three months ended June 30, 2009 compared to the same period in 2008. Net sales at Sigma decreased by $7,353,000 to $202,000 for the six months ended June 30, 2009 compared to the same period in 2008.

      Net loss at Sigma decreased by $161,000 to $(162,000) for the three months ending June 30, 2009 compared to the same period in 2008. Net loss at Sigma decreased by $201,000 to $(126,000) for the six months ended June 30, 2009 compared to the same period in 2008.

Continuing Operations

Three and six months ended June 30, 2009 compared with three and six months ended June 30, 2008

      Consolidated net sales for the three months ended June 30, 2009 increased by $1,873,000 or 20% to $11,096,000 as compared to $9,223,000, for the three months ended June 30, 2008.

Net Sales                2009           2008           Change              %

AIM                  $ 9,788,000     $ 7,851,000     $ 1,937,000         24.67%

Welding                1,308,000       1,372,000         (64,000)        (4.66%)
                     ---------------------------------------------------------
Consolidated         $11,096,000     $ 9,223,000     $ 1,873,000         20.31%
                     =========================================================

Consolidated net sales for the six months ended June 30, 2009 increased by $3,807,000 or 22% to $ 22,279,000 as compared to $ 18,472,000, for the six months ended June 30, 2008.

Net Sales                2009           2008           Change              %

AIM                  $19,708,000     $16,455,000     $ 3,253,000         19.77%

Welding                2,571,000       2,017,000         554,000         27.47%
                     ---------------------------------------------------------
Consolidated         $22,279,000     $18,472,000     $ 3,807,000         20.61%
                     =========================================================

      As of June 15, 2009, AIM's 18-month "firm backlog" was approximately $49 million as compared to $54.3 million at June 30, 2008. Our "projected backlog" as of June 30, 2009 for the same 18-month period which includes both the firm backlog as well as anticipated order releases against long term agreements with our prime aerospace contractors is approximately $60 million. Because of the nature of the products and services provided, Welding Metallurgy does not have a significant backlog and its backlog is not included in the numbers reported herein.

      Three customers accounted for approximately 77% and 71% of net sales for the three months ended June 30, 2009 and 2008, respectively. These three customers accounted for approximately 75% and 73% for the six months ending June 30, 2009 and 2008, respectively. Accounts receivable from these three customer at June 30, 2009 and 2008 were approximately $3,437,000 or 65% of net receivables and $2,824,000 or 60% of net receivables, respectively. Amounts receivable from the largest of these three customers (a different customer in each year) at June 30, 2009 and 2008 were approximately $1,713,000 or 34% of net receivables and $1,270,000 or 26% of net receivables, respectively.

      Consolidated gross profit for the three months ended June 30, 2009 declined by $887,000 or 30% to $2,059,000 from $2,946,000 for the three months ended June 30, 2008. Gross profit as a percentage of revenue totaled 19% of sales for the three months ended June 2009 as compared with 32% for the prior year. Consolidated gross profit for the six months ended June 30, 2009 decreased by $1,064,000 or (19%) to $4,559,000 from $5,623,000. Gross profit as a percentage of revenue totaled 20.46% of sales for the three months ended June 2009 as compared with 30.44% for the prior year.

For the Three Months Ended June 30,

Gross profit            2009           2008          Change          %

AIM                  $1,601,000     $2,301,000    $  (700,000)      (30)%

Welding                 458,000        645,000       (187,000)      (29)%
                     --------------------------------------------------
Consolidated         $2,059,000     $2,946,000    $  (887,000)      (30)%
                     ==================================================

For the Six Months Ended June 30,

Gross profit            2009           2008          Change          %

AIM                  $ 3,659,000    $ 4,695,000   $(1,036,000)      (22%)

Welding                  900,000        928,000       (28,000)       (3%)
                     --------------------------------------------------
Consolidated         $ 4,559,000    $ 5,623,000   $(1,064,000)      (19%)
                     ==================================================

      As a result of the above factors, income from operations decreased by $247,000 to $634,000 in the three months ended June 30, 2009 as compared to income of approximately $881,000 for the three months ended June 30, 2008. Income from operations increased by $306,000 to $1,457,000 in the six months ended June 30, 2009 as compared to income of approximately $1,151,000 for the six months ended June 30, 2008.

Operating costs decreased by $640,000, or (31%) to $1,425,000 in the three months ended June 30, 2009 compared to $2,065,000 in the three months ended June 30, 2008. The principal components of the decrease include:

For the Three Months Ended June 30,

Operating Cost           2009          2008         Change           %

AIRI                  $  251,000    $  857,000    $ (606,000)       (71%)

AIM                      903,000       915,000       (12,000)        (1%)

Welding                  271,000       293,000       (22,000)        (8%)
                      -------------------------------------------------
Consolidated          $1,425,000    $2,065,000    $ (640,000)       (31%)
                      =================================================

Operating costs at Welding Metallurgy were relatively constant and decreased by just $22,000 or 8% to $271,000 for the three months ended June 30, 2009 and 2008, respectively.

      o Operating costs at AIM decreased by $12,000, or 1% to $903,000 from $915,000 for the three months ended June 30, 2009 and 2008, respectively.

      o Operating costs at AIRI decreased by $606,000 or 71% to $251,000 from $857,000 for the three months ended June 30, 2009 and 2008, respectively.

Operating costs decreased by $1,370,000 or 31% to $3,102,000 for the six months ended June 30, 2009 compared to $4,472,000 in the six months ended June 30, 2008. The principal components of the decrease include:

For the Six Months Ended June 30,

Operating Cost            2009           2008          Change        %

AIRI                  $   712,000    $ 1,922,000    $(1,210,000)    (63%)

AIM                     1,850,000      1,984,000       (134,000)     (7%)

Welding                   540,000        566,000        (26,000)     (5%)
                      -------------------------------------------------
Consolidated          $ 3,102,000    $ 4,472,000    $(1,370,000)    (31%)
                      =================================================

      o Operating costs at Welding Metallurgy were reduced by $26,000 or 5% to $540,000 from $566,000 for the six months ended June 30, 2009 and 2008, respectively.

      o Operating costs at AIM decreased by $134,000 or 7% to $1,850,000 from $1,984,000 for the six months ended June 30, 2009 and 2008, respectively.

      o Operating costs at AIRI decreased by $1,210,000 or 63% to $712,000 from $1,922,000 for the six months ended June 30, 2009 and 2008, respectively. This reduction was primarily related to reduction in consulting and legal costs.

      Interest and financing costs consist of interest paid and accrued as well as the accretion to face value resulting from recording of debt obligations at fair value which is less than face value. Interest and financing costs increased by approximately $669,000 to $1,251,000 in the three months ended June 30, 2009 compared to $582,000 for the three months ended June 30, 2008. Interest and financing costs increased by approximately $1,688,000 to $2,564,000 in the six months ended June 30, 2009 compared to $876,000 for the six months ended June 30, 2008. Accretion of debt discount and amortization of other non-cash finance charges accounted for approximately $708,000 or 101% of the increase for the three months ending June 30, 2009. Accretion of debt discount and amortization of other non-cash finance charges accounted for approximately $1,331,000 or 79% of the increase for the six months ending June 30, 2009.

      The loss from continuing operations for the three months ended June 30, 2009 was $(560,000) an increase of $862,000 compared to income of $302,000 for the three months ended June 30, 2008. The loss from continuing operations for the six months ended June 30, 2009 was $(1,019,000) an increase of $1,413,000 compared to income of $294,000 for the six months ended June 30, 2008.

      The benefit for income taxes was approximately $80,000 in the three months ended June 30, 2009 compared to a provision of approximately $7,000 in the three months ended June 30, 2008. The benefit for income taxes was approximately $166,000 in the six months ended June 30, 2009 compared to an provision of approximately $7,000 in the six months ended June 30, 2008.The Company computes its income tax provision or benefit according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" which uses the asset and liability approach to financial reporting for income taxes. The substantial difference from income taxes expected at the statutory rate and actual income tax provisions results primarily from expenses which will never be deductable due to basis differences at the acquired companies and stock compensation and other charges that are not deductable.

Liquidity and Capital Resources

      The Company continues to suffer from a lack of liquidity. The Company is highly leveraged and will need to generate substantial cash flow from operations to satisfy its debt service obligations. As of June 30, 2009 the Company had negative working capital in the amount of approximately $40,000.

      As of June 30, 2009, the Company's indebtedness was approximately $32.0 million, including approximately $15.1 million payable to its bank lenders and secured by substantially all its assets. The Company was in default of certain covenants in the agreements with its bank lenders as of the end of June 2009, and these defaults continued through September 30, 2009. In September 2009, the Company successfully negotiated amendments to the loan agreements with its bank lenders, in which the bank lenders waived prior events of covenant defaults. These amendments also modified the bank covenants for the period beginning September 30, 2009. However, the loan agreements include clauses that permit the lenders to demand payment at any time, and as the Company is required to maintain a "lock box" account with PNC Bank into which substantially all of the Company's cash receipts are paid, if its bank lenders were to demand repayment and cease lending, the Company would lack the funds to continue its operations.

      The Company received gross proceeds from the sale of its junior subordinated notes and equity securities of $5,545,000 during 2008 and an additional $445,000 during the three months ended March 31, 2009. The receipt of these gross proceeds did ameliorate, to some degree, the Company's liquidity constraints but this was partially offset by the Company's bank lenders imposing a reduction in availability of $900,000 in June 2008. The Company's senior bank debt matures in May 2010, and its subordinated bank debt in August 2010. There can be no assurance that the Company's lenders will agree to extend their loans. Absent significant improvement in results of operations; it is not likely that the Company will be able to refinance its bank indebtedness with another lender.

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

Inventories were as follows:

                        June 30,       December 31,
                          2009             2008           Change           %

Raw Materials        $  5,850,000     $  6,809,000     $   (959,000)     (14%)
Work In Progress        9,971,000        9,633,000          338,000        4%
Finished Goods          6,212,000        5,224,000          988,000       19%
Inventory Reserve        (287,000)        (567,000)         280,000       49%
                     -------------------------------------------------------

Total Inventory      $ 21,746,000     $ 21,099,000     $    647,000        3%
                     =======================================================

      Inventory owned by Sigma is classified in assets held for sale on the accompanying condensed consolidated balance sheet. At June 30, 2009 and December 31, 2008 the value of the inventory owned by Sigma was $288,000 and $954,000, respectively.

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

      In order to enhance our liquidity we are undertaking several initiatives. In an effort to reduce our inventory levels at AIM we are focusing on projects with immediate and confirmed delivery dates, and we have implemented a cost reduction programs related to general and administrative expenses. We have concluded the disposition of the majority of the Sigma assets, and reached agreements to satisfy the notes payable and employment contract obligations without cash payments, and we have concluded an agreement with the former shareholders of Welding to restructure and extend the payments on the notes payable to them. Steel City Capital Funding has continued to block the payments on the notes payable to these former shareholders. This has eliminated the immediate cash obligation, but these notes are now in default and accruing interest at 11% per annum.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e).

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

      Certain of the deficiencies that exist in our disclosure controls and procedures as of June 30, 2009, are those that were initially noted in our Annual Report on Form 10-K for the year ended December 31, 2007. Specifically, as of June 30, 2009, there remained certain weaknesses in our staffing and our internal controls over financial reporting that have prevented us from accurately processing our accounts so as to be able to report our results on a timely basis. Moreover, management believes that as a result of our weaknesses, there exist deficiencies at AIM in measuring labor costs and properly allocating such costs between work-in-progress (inventory) and current cost of sales. Management is in the process of developing and implementing a plan to resolve these issues in the most expedient manner possible.

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