Form 10-K
period 2012-12-31
AIR INDUSTRIES GROUP, INC.
filed 2013-03-29
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 000- 29245

AIR INDUSTRIES GROUP, INC.
(Name of small business issuer in its charter)

Delaware	20-4458244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1479 North Clinton Avenue, Bay Shore, NY 11706
(Address of Principal Executive Offices)

(631 968-5000)
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐          Non-Accelerated Filer ☐          Accelerated Filer ☐          Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2012 was $28,412,699.

There were a total of 5,711,093 shares of the registrant’s common stock outstanding as of March 20, 2013.

AIR INDUSTRIES GROUP, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2012

(i)

We are an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

 • a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

• an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company and if we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an "emerging growth company" like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

 Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved.

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. See “Item 1A. Risk factors” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.  You are advised, however, to consult any additional disclosures we make in our reports filed with the Securities and Exchange Commission (“SEC”).

(ii)

PART I
ITEM 1. BUSINESS

Introduction

As used in this report, unless otherwise stated or the context requires otherwise, the "Company" and terms such as "we," "us" "our," and "AIRI" refer to Air Industries Group, Inc., a Delaware corporation, and our directly and indirectly wholly-owned subsidiaries: Gales Acquisition Group, Inc., a Delaware corporation ("Merger Sub"), Air Industries Machining, Corp., a New York corporation ("AIM"), Welding Metallurgy, Inc., a New York corporation  ("Welding Metallurgy," or “WMI”),  Nassau Tool Works, Inc., a New York corporation ("NTW"), and, for periods prior to its divestiture in December 2010, Sigma Metals, Inc. ("Sigma Metals" or "Sigma").

We are an aerospace and defense company.  We design and manufacture structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services.   Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Boeing's 777, Airbus' 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft.

Air Industries Group, Inc. was formed in 2005 in connection with the “reverse-merger” of AIM into a publicly traded company with nominal assets. In June 2007, we changed our name to Air Industries Group, Inc.  In addition to growing organically at AIM, we acquired Sigma Metals in April 2007, Welding Metallurgy in August 2007, and acquired the business now operated by Nassau Tool Works, Inc. (“NTW”) in an asset acquisition in June 2012 (the “NTW Acquisition”).  In October 2008, we discontinued the operations of Sigma Metals, and liquidated or otherwise disposed of its assets. Consequently, we currently operate through three subsidiaries: AIM, WMI and NTW.

 AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years and has established long term relationships with leading defense and aerospace manufacturers such as Boeing, Goodrich Landing Gear, Lockheed Martin, and Northrop Grumman.  AIM manufactures machined aircraft parts and subassemblies for many of the major aircraft platforms in the industry. AIM’s customers include original equipment manufacturers, or OEMs, and members of the defense and commercial aerospace industry supply chains, including Sikorsky, Goodrich Landing Gear, Lockheed Martin, Boeing, and Northrop Grumman. AIM is based in Bay Shore, Long Island, New York.

WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979. Its customers include GKN Corporation, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. WMI is based in Hauppauge, Long Island, New York.

The predecessor of NTW was founded in 1959.  NTW’s principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. NTW also performs sub-contract machining for other aerospace manufacturers, including Air Industries. NTW is located in West Babylon, Long Island, New York.

Our principal offices are located at the offices of AIM at 1479 North Clinton Avenue, Bay Shore, New York 11706 and our telephone number is (631) 968-5000. All of our subsidiaries are located within a 10 mile radius from our headquarters.

 Air Industries Machining Corp.

AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry including, Boeing, Goodrich Landing Gear, Sikorsky, Lockheed Martin, and Northrop Grumman. For the year ended December 31,  2012, approximately 90% of AIM's revenues were derived from sales of parts and assemblies for military applications, although direct sales to the military (U.S. and NATO) constituted a small fraction of those sales. The balance of AIM’s revenues for 2012 represented sales in the airframe manufacturing sector to major commercial aviation manufacturers. AIM is a provider of technically complex structures. AIM's parts are installed onboard Sikorsky's U/MH - 60M/S Helicopters, generally known as The BlackHawk, Lockheed’s F35 Joint Strike Fighter (JSF), Northrop Grumman’s E2-C/D Hawkeye, the Airbus A-380 Super Jumbo airliner, and the C-17 Globemaster.

AIM has evolved from being a manufacturer of individual parts to a manufacturer of mechanical and electro-mechanical subassemblies and an engineering integrator. This evolution continues as AIM seeks to become a provider of larger and more complex subassemblies. AIM currently produces over 2,400 individual products (SKU's) that are assembled by a skilled labor force into electromechanical devices, mixer (primary flight control) assemblies, rotor-hub components for Blackhawk helicopters, arresting gear for the E2C/D Hawkeye, C2A Greyhound and US Navy Fighters, vibration absorbing assemblies for Sikorsky helicopters, landing gear components for the F-35 Joint Strike Fighter (JSF), and many other subassembly packages. In 2011 AIM was awarded a subcontract to fabricate and assemble complete landing gear for the new E-2D series Advanced Hawkeye aircraft.

AIM is the single or sole source for many of the parts it supplies to Sikorsky. Sales of parts and services to Sikorsky are subject to General Ordering Agreements which were recently renegotiated and extended through 2017.

Historically, Sikorsky has been AIM’s single largest customer having accounted for more than 50% of its revenues in certain years.  During 2011 and 2012, though sales to Sikorsky remained robust, AIM increased its customer base and began to derive a significant portion of its revenues from Goodrich Landing Gear.  Consequently, although sales to Sikorsky represented approximately 54% of AIM’s net sales during 2011, sales to Sikorsky represented approximately 39% of AIM’s net sales during 2012.  On a combined basis, these two customers accounted for approximately 78% of AIM’s net revenues during 2011, and 79% of AIM’s net sales for 2012.

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

Nearly all of the parts and subassemblies produced by AIM are built to customer specifications and are not protected by patents, trademarks or other rights owned or licensed by AIM. AIM's investments have been for manufacturing engineering, process engineering and tooling, to achieve manufacturing efficiency certifications and customer approvals that provide entry barriers to competitors for follow-on procurements.

Welding Metallurgy, Inc.

Welding Metallurgy was originally founded as a provider of specialty welding services. Since its acquisition in August 2007, its product and service offerings have increased and now include tube bending and metal fabrications of aircraft structures. WMI’s services and products are principally provided to prime contractors, aerospace engine manufacturers and to other subcontractors to aerospace manufacturers throughout the United States.

Welding Metallurgy is an important supplier on the Northrop Grumman E-2 C/D Hawkeye Program producing approximately 300 different parts annually. For the year ended December 31, 2012  nearly 100% of WMI’s  revenues were derived from sales of parts and assemblies for military applications, although direct sales to the military (US and NATO) were a small fraction. WMI produces the inlet housing and the auxiliary long and short beams for the Sikorsky BlackHawk helicopter and various welded door and panel assemblies for the Boeing CH-47 Chinook Helicopter. WMI also provides environmental tubing to Lockheed for the F-35 Joint Strike Fighter.

In 2011, WMI was awarded a design and build contract for engine exhaust tubing for the CH-53K heavy lift helicopter.

NTW

NTW is a manufacturer of complete landing gear and landing gear components for the F-16 Fighting Falcon and F-18 Hornet aircraft of the US Air Force and Navy. In addition NTW specializes in deep hole gun-drilling and trepanning and performs sub-contract machining services for prime contractors in the defense and aerospace industries.  The NTW Acquisition enhanced our position in aircraft landing gear. Not only did we expand our customer base and increase the number of aircraft platforms we support, we also decreased our dependence on any single customer.

Our Market

We operate in both the military and to a lesser degree commercial aviation industries. Defense revenues represent approximately 90% of our sales. The Department of Defense has announced plans to significantly reduce spending beginning in Fiscal 2013. On March 1, 2013 as a result of the continuing budget impasse, automatic government spending cuts termed the Sequester, were implemented. Reductions in United States Government spending on defense or future changes in the kind of defense products required by United States Government agencies could limit demand for our products. Our products are incorporated into many aircraft platforms, the majority of which remain in production, and of which there are a substantial number of operating aircraft. We are a supplier of flight critical parts to Sikorsky’s Black Hawk helicopter. We also make products for the Northrop Grumman E-2C, and the new E-2D Advanced Hawkeye aircraft including complete landing gear, the F-16 Falcon and F-18 Hornet fighter aircraft, the Airbus 380 Super Jumbo, and Boeing’s (formerly McDonnell Douglas) C17 Globemaster, and the Lockheed F-35 Joint Strike Fighter.

Many of our products are "flight critical" determining how an aircraft performs on takeoff, during flight and when landing. These products require advanced certifications as a condition to being a supplier. For many of our products we are the sole or one of a limited number of sources of supply. Many of these parts are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time of service or flight cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which can be many years after production has stopped. We believe that this may lessen the effect on our revenues of reductions in defense spending.  Nevertheless, it appears that revenues at AIM have been impacted by a slowing of orders in anticipation of a reduction or shift in the mix of defense spending and there can be no assurance that our financial conditions and results of operations will not be materially adversely impacted by reductions in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries or the perception on the part of our customers that such changes are about to occur..

Sales and Marketing

Air Industries Machining

Our approach to sales and marketing can be best understood through the concept of customer alignment. The aerospace industry is dominated by a small number of large prime contractors and equipment manufacturers. These customers are increasingly seeking subcontractors who can supply and are qualified to integrate the fabrication of larger, more complex and more complete subassemblies. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects.

Successful positioning requires that we qualify to be a preferred supplier by achieving and maintaining independent third party quality approval certifications, specific customer quality system approvals and top supplier ratings through strong performance on existing contracts.

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually obtained by successfully performing initial contracts. The long term business of each of our current subsidiaries, AIM, WMI and NTW, generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase.

As our business base grows with targeted customers, we endeavor to develop each of our relationships to one of a “partnership” where we become involved in the resolution of design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations.  Despite these efforts we estimate that a minority of our sales are based on negotiated prices.

Welding Metallurgy

 WMI has historically enjoyed ongoing relationships with some of the world's leading aerospace companies, including Northrop Grumman, Boeing and Middle River Aircraft Systems. These relationships were based on the company's ability to provide precision welding services, which are sought after in the aerospace industry. Since we acquired Welding Metallurgy, we have implemented a marketing effort that is aimed at growth, with a focus on the following strategic objectives:

Favorable differentiation of Welding Metallurgy from the competition, and the securing of long-term customer commitments.
Diversification of customer base.
Evolution from being a supplier of welding services to being a supplier of welded assemblies.
Development into a Product Integrator, focused on providing Structural Assemblies to the Industry.

Favorable differentiation

Since we acquired WMI in 2007, our focus has been on providing world class customer service and we have restructured WMI's pricing to improve its competitive position. Welding Metallurgy also has embarked on a face-to-face marketing campaign with established customers, using members of its top management team accompanied by the management of AIRI. We believe that this personal approach, combined with improved pricing and performance, has resulted in new opportunities for Welding Metallurgy with existing customers and customers of AIM that were not utilizing the services of WMI.

Diversification

Prior to our acquisition of WMI, Northrop Grumman represented 70-75% of its annual revenues. Through direct marketing efforts by executive management of WMI and AIRI, Welding Metallurgy has secured the approval of and is now a supplier to Sikorsky Aircraft, Lockheed, Piper Aircraft, GKN Aerospace, M7 Aerospace, Vought Aerospace and Ametek/Hughes-Treitler. GKN Aerospace has now become WMI’s largest customer. Consequently, though it remains a significant customer, the amount received from Northrop Grumman represented a significantly lower portion of WMI’s revenues for 2012.

Evolution from Welder to Turnkey Solution Provider:

Once considered only a supplier of welding services, our long term goal for Welding Metallurgy is to develop the company into a product integrator providing structural assemblies to the aerospace industry.  We believe this strategy is very much in line with current prime contractor supply chain strategy.  Consequently WMI has recruited the personnel to fabricate complete, fully-assembled products, and, more recently, design products. In our marketing efforts we let customers know that we now have  employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle and customers have now engaged WMI for these services.

 NTW

In recent years, the marketing effort at the predecessor of NTW was minimal and consisted largely of re-competing for contracts from the US Government and foreign governments for the F-16 and F-18 aircraft. Historically, the predecessor of NTW was a supplier to Goodrich Landing Gear, Gulfstream Aviation and others.

NTW has retained the qualifications which its predecessor had with its customers and the required tooling for parts for many other aircraft platforms. NTW’s machining capabilities are somewhat different from and complementary to those of AIM. We intend to leverage our relationship with Goodrich and other customers to broaden the range of customers and products produced at NTW initially emphasizing those that its predecessor produced but de-emphasized as it focused on the F-16 and F-18. We have already identified several opportunities for AIM and WMI to bid on subcontracts utilizing the capabilities of NTW.

Our Backlog

Our backlog is best understood by looking at our three operating subsidiaries independently.

AIM has a number of long-term multi-year General Purchase Agreements or GPA’s with several customers. These agreements specify part numbers, specifications and prices of the covered products for a specified period, but do not authorize immediate production and shipment. Nevertheless, before a customer will award a GPA, we or any other potential supplier must demonstrate the ability to produce products meeting the customer's specifications and during the life of the contract maintain a strong quality performance rating and a consistent on-time delivery record, all at an acceptable price.

AIM's "firm backlog" includes only fully authorized orders received for products to be delivered within the forward 18-month period. The "projected backlog" includes the firm backlog and forecasted demand from our base of leading prime aerospace/defense contractors for product releases against GPAs. Although the forecasted releases against GPAs within the forward 18-month period are included in the "projected backlog", we may actually receive additional "follow-on" awards through the balance of a GPA period. As of February 28, 2013, AIM's 18-month "firm backlog" was approximately $49 million and our "projected backlog" as of that date for the same 18-month period was approximately $60 million.

Like AIM, WMI and NTW also have long term agreements with customers which specify part numbers, specifications and prices of the covered products for a specified period, but do not authorize immediate production and shipment.   Their “firm backlog” as reported by us includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 28, 2013 WMI’s 18 month firm backlog was approximately $9.1 million, and NTW’s 18 month firm backlog was approximately $17.8 million.

Competition

Winning a new contract is highly competitive. For the most part we manufacture to customer designs and specifications, and compete against companies that have similar manufacturing capabilities in a global marketplace. Consequently, the ability to obtain contracts requires providing quality products at competitive prices. To accomplish this requires that we make continuous improvements in our capabilities to assure our competitiveness and provide value to our customers. Our marketing strategy involves developing long-term ongoing working relationships with customers. These relationships enable us to develop entry barriers to would-be competitors by establishing and maintaining advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate.

Despite these barriers to entry, many of our competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers. Among our competitors are Sterling Machine, Monitor Aerospace, a division of Stellex Aerospace, Hydromil, a division of Triumph Aerospace Group, Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation.

Many of our competitors are larger enterprises or divisions of significantly larger companies having greater financial and physical and technical resources, and the capabilities to more timely respond under much larger contracts.

Raw Materials and Replacement Parts

As product integrators, the manufacturing processes of both AIM and NTW require significant purchases of raw materials, hardware and subcontracted details. As a result, much of their success in profitably meeting customer demand requires efficient and effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets. Most suppliers of raw materials are unwilling to commit to long-term contracts at fixed prices. This is a substantial risk as our strategy often involves long term fixed price commitments to our customers.

Welding Metallurgy does not require significant amounts of materials to produce finished products. Supplies required for its operations are readily available and do not require significant inventories to be held on hand.

Future Expansion Strategy

Since the 1990s, the aerospace and defense industries have undergone radical consolidation. The largest prime contractors have merged or been acquired resulting in fewer, and much larger, entities. Some examples are Boeing which acquired McDonnell Douglas; Lockheed Martin, formed by Lockheed's acquisition of Martin Marietta, together with the aerospace divisions of General Dynamics; Northrop Grumman, which fused together Northrop, Grumman, Westinghouse and Litton Industries into one entity. Where once there were nine companies there are now just three.

The consolidation of the prime contractors has caused a similar consolidation of suppliers. Major contractors seek to streamline supply chains by buying both larger quantities and more complete sub-assemblies from fewer suppliers. This has led to increased competitive pressure on many smaller firms. To survive in this environment suppliers must invest in systems and infrastructures capable of interfacing with and meeting the needs of prime contractors. Suppliers with $15-$100 million in annual sales, referred to as the “Tier III and IV Manufacturing Sector,” must become fully capable of working interactively in a computer aided three dimensional automated engineering environment and must have independent third party quality system certifications. We believe this industry trend will increase pressure on smaller aerospace/defense critical component manufacturers, the Tier III and IV suppliers, as the cost of upgrading their systems to achieve the level of interactivity necessary to work with prime contractors, to the extent they have not already done so, will adversely impact their profit margins. Our acquisition of WMI and the NTW Acquisition are part of our strategy to react to this market environment. The NTW Acquisition created a company with combined pro-forma sales for the year ended December 31, 2012 of approximately $71.1 million,

We intend to continue to seek accretive acquisition candidates and internal growth opportunities for AIM, WMI and NTW.

Employees

As of March 1, 2013, we employed approximately 250 people.

AIM is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the "Union") with which we believe we maintain good relations. The Agreement, dated January 1, 2012, expires December 31, 2015, and covers all of AIM's production personnel. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Services Worker's Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a "no-strike" clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

All employees of the Company, including those in the Union are covered under a co-employment agreement with Insperity, Inc., formerly known as Administaff.

Regulations

Environmental Regulation; Employee Safety

We are subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions that require us to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and financial and operating risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

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

In evaluating us and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein.  If any of the events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

The risks below can be characterized into three groups:

1)	Risks related to our business, including risks specific to the defense and aerospace Industry:
2)	Risks arising from our indebtedness; and
3)	Risks related to our common stock and our status as a public company.

Risks Related to Our Business

A reduction in government spending on defense could materially adversely impact our revenues, results of operations and financial condition.

Approximately 90% of our revenue is derived from products for US military aviation.  There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding for whatever reason. The Department of Defense has announced plans to significantly reduce spending beginning in Fiscal 2013. Reductions in United States Government spending on defense or future changes in the mix of defense products required by United States Government agencies could limit demand for our products, and may have a materially adverse effect on our operating results and financial condition.

On March 1, 2013, the US Government imposed across the board spending reductions commonly referred to as the Sequester. These spending reductions included spending by the Department of Defense. We have experienced a reduction in sales at our AIM subsidiary that we believe is the result of a slowing of orders in anticipation of the Sequester and the resulting reduction or shift in the components of defense spending and may experience a further reduction in orders as our customers react to the imposition of the Sequester.

We depend on revenues from a few significant relationships, in particular with Sikorsky, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We expect that our customer concentration will not change significantly in the near future. We derive most of our revenues from a small number of customers. In 2012, two of our customers accounted for 54% of our net sales and three of our customers accounted for 65% of our net sales. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers.  We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

        AIM derives most of its revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft and the McDonnell Douglas (Boeing) C-17 Globemaster. NTW derives most of its revenues from the F-16 Falcon and the F-18 Hornet. These aircraft platforms constituted nearly 75% of the revenues of the operations of NTW and its predecessor during 2012. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

Intense competition in our markets may lead to a reduction in our revenues and market share.

      The defense and aerospace component manufacturing market is highly competitive and we expect that competition will increase and perhaps intensify as the overall market remains static or declines. Many competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. We expect that more companies will enter the defense and aerospace component manufacturing market. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business our operating results and financial condition.

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

There are risks associated with the bidding processes in which we compete.

We obtain many contracts through a competitive bidding process.  We must devote substantial time and resources to prepare bids and proposals and may not have contracts awarded to us.  Even if we win contracts  there can be no assurance that the prices that we have bid will be sufficient to allow us to generate a profit from any particular contract.   There are significant costs involved with producing low run initial units of any product and it may not be possible to recoup such costs on later production runs.

Due to fixed contract pricing, increasing contract costs expose us to reduced profitability and the potential loss of future business.

The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete.  A significant change in cost estimates on one or more programs could have a material effect on our consolidated financial position or results of operations.

The prices of raw materials we use are volatile.

The prices of raw materials used in our manufacturing processes are volatile.  If the prices of raw materials rise we may not be able to pass along such increases to our customers which could have an adverse impact on our consolidated financial position and results of operations.  Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our consolidated financial position and results of operations.

We do not own the intellectual property rights to products we produce.

Nearly all the parts and subassemblies we produce are built to customer specifications and the customer owns the intellectual property, if any, related to the product. Consequently, if a customer desires to use another manufacturer to fabricate its part or subassembly, it would be free to do so.

There are risks associated with new programs.

New programs typically carry risks associated with design changes, acquisition of new production tools, funding commitments, imprecise or changing specifications, timing delays and the accuracy of cost estimates associated with such programs.  In addition, any new program may experience delays for a variety of reasons after significant expenditures are made.  If we were unable to perform under new programs to the customers’ satisfaction or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or other problems, then our business, financial condition and results of operations could be materially adversely affected.  This could result in low margin or forward loss contracts, and the risk of having to write-off costs and estimated earnings in excess of billings on uncompleted contracts if it were deemed to be unrecoverable over the life of the program.

To perform on new programs we may be required to expend up-front costs which may not have been separately negotiated.  Additionally, we may have made assumptions related to the costs of any program which may be material and which may be incorrect, resulting in costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth. In addition, we intend to seek to grow through acquisitions when we deem them to be economically advantageous.  Internal growth or growth through acquisitions will result in increased responsibilities for management and could strain our financial and other resources.  There can be no assurance that we will successfully integrate any future business acquired through acquisition.

Our ability to manage and support our growth effectively is substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain experienced personnel.

The NTW Acquisition requires that we integrate the operations of NTW into our management, reporting and operational systems. In 2007, we acquired two companies; Sigma Metals, and Welding Metallurgy. In 2008, we experienced serious financial and operational difficulties at Sigma Metals and within the Company as a whole. Consequently, we determined to discontinue the operations of Sigma Metals in October 2008. As a result, for the year ended December 31, 2008, we recognized a loss of more than $ 9.0 million related to the acquisition and disposition of Sigma Metals and write-offs of $4.5 million for the impairment of goodwill of AIM and WMI.

There can be no assurance that we have the management expertise to successfully integrate the operations of NTW or any company that we might acquire in the future.

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

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate executive and other key employees. Experienced management and technical, marketing and support personnel in the defense and aerospace industries are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Our business may suffer if suppliers fail to meet our needs.

Although we procure most of our parts and components from multiple sources and believe that these components are readily available from numerous sources, certain components are available only from sole or a limited number or sources. As our business has evolved we are now procuring more detailed parts and sub-assemblies. These products are more likely to be available from a sole or very limited number of sources.

With the recent addition of new contracts at AIM and the NTW Acquisition, the number of our suppliers has increased and will continue to increase. This increases the burden and the risk that one or more suppliers could fail or delay their deliveries to us. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition.

We are subject to strict governmental regulations relating to the environment, which could result in fines and remediation expense in the event of non-compliance.

We are required to comply with extensive and frequently changing environmental regulations at the federal, state and local levels.  Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous substances into the environment.  This extensive regulatory framework imposes significant compliance burdens and risks on us.  In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances.  Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.  Our operations require the use of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances.  If we are found not to be in compliance with any of these rules, regulations or permits, we may be subject to fines, remediation expenses and the obligation to change our business practice, any of which could result in substantial costs that would adversely impact our business operations and financial condition.

We may be subject to fines and disqualification for non-compliance with Federal Aviation Administration regulations.

We are subject to regulation by the Federal Aviation Administration under the provisions of the Federal Aviation Act of 1958, as amended.  The FAA prescribes standards and licensing requirements for aircraft and aircraft components.  We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations.  Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

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

Risks Related to Our Indebtedness

Our indebtedness may materially adversely affect our operations.

      As is more fully described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have significant indebtedness.  Our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance. In addition, our loan facility is secured by substantially all of our assets. In the case of a continuing default under our loan facility, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business.  The terms of our loan facility restrict our ability to pay dividends without the consent of our lender.  Future payments of principal and interest or a change in policy by our lender may limit our ability to pay cash dividends to our stockholders.

      Our leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Restrictions imposed by our senior secured credit facility and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our senior secured credit facility restrict us from engaging in specified types of transactions. These covenants restrict our ability to:

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

In the event of a default under our senior secured credit facility, the lender could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facility were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Our lender maintains a lock box whereby our receipts are deposited directly into an account controlled by the lender and applied against the amount due under our revolving credit line.  If our lender were not to advance us new monies as payments were received, we would not have the cash to maintain our operations.

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

Our high level of debt may make it more difficult to retain existing or to attract new customers.

Our existing customers and potential customers may be concerned that our high level of debt may impair our ability to satisfactorily perform on long-term contracts placing us at a disadvantage with competitors which have greater capital resources. A loss of any of our major customers would have a material adverse effect on our operating results and financial condition of our business.

Our high level of debt may make it more difficult to retain existing or to attract new suppliers and may cause us to have more stringent payment terms with suppliers.

Existing suppliers and potential suppliers of raw materials and subassemblies for our products may be concerned that our high level of debt may impair our ability to satisfactorily perform on long-term contracts. This may result in their refusing to supply product to us or imposing more onerous payment terms, limiting our flexibility in managing our business. Certain of our suppliers are the sole source or among a very limited number of sources for certain raw materials and products and the loss of any such supplier could have a material adverse effect on our business.

Risks Related to our Common Stock and our Status as a Public Company

There is only a very limited public market for our common stock.

Our common stock is currently quoted on OTC Bulletin Board under the symbol AIRI, where trading volume has been limited. An active trading market for our common stock may not develop or, if developed, may not be sustained. The lack of an active market may impair a stockholder's ability to sell shares of our common stock. We cannot assure you that a more active trading market in our common stock will ever develop or if one does develop, that it will be sustained. In the absence of a more active trading market, any attempt to sell a substantial number of our shares could result in a decrease in the price of our stock.   Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

We are seeking to have our common stock listed on the NYSE MKT exchange, but there can be no assurance that this effort will be successful

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

Future sales of our common stock pursuant to Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. Under Rule 144, shares of common stock issued or issuable upon conversion of securities sold in private offerings are eligible for resale by non-affiliates after six months, assuming we file reports under the Exchange Act containing current information about us, and after one year regardless of whether current information about us is available. The number of shares eligible for resale pursuant to Rule 144 is enormous relative to the trading volume of our common stock. In addition, we have agreed to register for resale the 1,185,851 shares of common stock sold in the private placement we completed in July 2012 in connection with the NTW Acquisition. Any attempt to sell a substantial number of our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our common stock.

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

Our 2010 Equity Incentive Plan allows for the issuance of up to 2,000,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. As of December 31, 2012, we had outstanding under the Plan options to purchase 327,316 shares. The committee administering the Plan, which has sole authority and discretion to grant options under the Plan, may grant options which become immediately exercisable in the event of a change in control of our company and in the event of certain mergers and reorganizations. The issuance of shares of our common stock, or the possible issuance of shares, under our stock option plan may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as described in the following risk factor, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an "emerging growth company" we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" for further discussion of the extended transition period for complying with new or revised accounting standards.

At such time as we cease to qualify as an "emerging growth company" under the JOBS Act, the costs and demands placed upon management will increase.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act ; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million.  Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

ITEM 2.  PROPERTIES

Our headquarters and the majority of the operations of AIM are situated on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet.

On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2012 was approximately $626,000 and increases by 3% each subsequent year. The lease grants AIM an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

The operations of WMI are conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which had an annual base rent of approximately $579,000 for 2012  and increases 3% per year through December 31, 2015.

The operations of NTW are conducted in a 60,000 square foot facility in West Babylon, New York. The space is occupied under a lease which provides for an annual base rent of $30,000 per month through October 2017.

All of our facilities are within a 10 mile radius of each other in Suffolk County, Long Island, New York.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock
Since February 11, 2013, our common stock has been quoted on OTC Bulletin Board under the symbol "AIRI.” Prior to February 11, 2013, our common stock was quoted on the OTC Pink under the symbol “AIRI.PK.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares on the OTC Pink for the periods indicated as reported by Yahoo Finance.

	High	Low
Quarter Ended March 31, 2011	$3.20	$2.95
Quarter Ended June 30, 2011	$3.00	$2.95
Quarter Ended September 30, 2011	$3.00	$2.95
Quarter Ended December 31, 2011	$3.00	$2.95
Quarter Ended March 31, 2012	$9.64	$2.95
Quarter Ended June 30, 2012	$6.27	$3.17
Quarter Ended September 30, 2012	$6.27	$5.50
Quarter Ended December 31, 2012	$12.00	$5.70

Holders

On March 1, 2013, there were approximately 388 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

As a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements.

On November 15, 2012, we paid a cash dividend of $0.0625per share on our common stock. We intend to continue to pay quarterly dividends on our common stock and have declared a second dividend of $ .0625 per common share payable April 1, 2013.  However  all determinations relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Further, the payment of any cash dividends requires the consent of our principal lender.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace and defense company.  We design and manufacture structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services.   Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Boeing's 777, Airbus' 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft.

We became a publicly traded company in December 2005 through the “reverse-merger” of our wholly-owned subsidiary, AIM into a publicly traded shell company with nominal assets. In June 2007, we changed our name to Air Industries Group, Inc.  In addition to growing organically at AIM since the reverse merger, we acquired Sigma Metals in April 2007 and Welding Metallurgy in August 2007, and completed the NTW Acquisition in June 2012.  In October 2008, we discontinued the operations of Sigma and subsequently liquidated or otherwise disposed of its assets. Consequently, we currently have three operating subsidiaries - AIM, WMI and NTW.  AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  The predecessor of NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments.

The aerospace and defense market is highly competitive and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the aerospace and defense industries continue to consolidate and major contractors seek to streamline their supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to deliver more complex and complete assemblies.

Our ability to operate profitably is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely satisfactory basis at costs that enable us to generate a profit based upon the agreed upon contract price.  Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time.  Thus, when submitting bids we are required to estimate our future costs of productions and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors.  The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products.  The cost of materials used in the aerospace industry is highly volatile.  In addition, the market for the skilled labor we require to operate our plants is highly competitive.

Capitalization

After giving effect to all shares issued in connection with the reverse merger of AIM in 2005 and assuming the exercise or conversion of all of the options, warrants and derivative securities then outstanding, as of June 30, 2006, we had outstanding an aggregate of approximately 169,600 shares of common stock.

In April 2007, we issued 802,300 shares of our series B Convertible Preferred Stock (the "Series B Preferred”) to finance the acquisition of Sigma and to provide us with additional working capital. The shares of Series B Preferred were convertible into shares of our common stock at a variable conversion price determined in accordance with the terms set forth in the Certificate of Designation. In addition, the terms of the Series B Preferred provided for the payment of a 7% cumulative dividend, payable in cash or in shares of Series B Preferred in lieu of cash, valued at a price determined by reference to the fair market value of our common stock as of approximately the date of issuance of such dividends.  Until the Series B Preferred was converted into common stock in the recapitalization described below, we issued an aggregate of 3,077,933 shares of Series B Preferred to the holders thereof in lieu of cash dividends.

In June 2008 we completed a private placement in which we issued $2,950,000 principal amount of our Junior Subordinated Notes (the “Old Notes’) and 2,460 shares of our common stock. In connection with this placement we also issued one share of common stock to the placement agent.  From September 2008 to February 2009 we issued an aggregate of $3,040,000 principal amount of our Junior Subordinated Notes with terms similar to the Old Notes but with a lower interest rate (the “New Notes”), together with an aggregate of 240,400 shares of Series B Preferred in a private placement. We also issued 39,604 shares of Series B Preferred to the placement agent as a partial sales commission for this placement.

In October 2008, the holders of $2,950,000 of our Old Notes exchanged their Old Notes for an equal principal amount of our New Notes and 236,000 shares of Series B Preferred. As of December 31, 2011, the balance owed on the Junior Subordinated Notes amounted to $6,320,000.

In January 2009, as part of the sale of certain of the assets of Sigma to its former stockholders, we issued 58,500 shares of our Series B Preferred to the former stockholders of Sigma.

In March and June, 2009, we issued 4,211 and 10,000 shares of our Series B Preferred in settlement of disputes with third parties.  In January 2010, we issued 137,138 shares of our Series B Preferred upon exercise of warrants issued to the placement agent for the offering of the New Notes and Preferred Shares.

Recapitalization and Conversion of Junior Subordinated Notes

In July 2010, at a special meeting of our stockholders, our common and Series B Preferred stockholders approved (i) a 1- for-400 reverse split of our common stock and (ii) the automatic conversion of the then outstanding shares of our Series B Preferred, together with any dividends that may have become payable prior to the conversion date into 3,400,000 shares of our common stock.  Upon completion of the reverse split and conversion of our common stock in October 2010, we had an aggregate of 3,579,114 shares of common stock outstanding, of which approximately 95% was owned by the former holders of the Series B Preferred.  All references to shares contained in this Report give effect to the 1 for 400 reverse stock split authorized by our shareholders in July 2010.

At the time of completion of our reverse merger we entered into to a credit facility with PNC Bank N.A., our senior lender. The credit facility provided for maximum borrowings of $19,000,000 and was secured by a lien on substantially all of our assets.  The $19,000,000 was comprised of a $14,000,000 revolving loan, a $3,500,000 term loan and a $1,500,000 equipment line.

In connection with the acquisition of WMI, in August 2007, we issued the sellers a promissory note in the principal amount of $2,000,000 and received a $4,500,000 term loan from Steel City Capital Funding (“SCCF”), the proceeds of which were used to fund a portion of the purchase price of WMI. In November 2010, we executed a renewal and amendment to the credit facility with our senior lender which provided for a $16,000,000 revolving loan and a $3,000,000 term loan and which included WMI as one of the borrowers.  A portion of the proceeds of the amended credit facility with our senior lender was used to satisfy the SCCF Term Loan.  In August 2008 we restructured the WMI sellers’ note into a note with a principal amount of $2,050,000 bearing interest at the rate of 7% per annum and payable in installments with a final payment due March 31, 2014. In October 2010 we entered into a letter agreement with the sellers of WMI in which it was agreed that all accrued and unpaid interest under the restructured note would be added to the principal, making the new note balance $2,397,967. Interest on this note accrues at 7% per annum and the note is payable in installments through January 2015.

On June 20, 2012, we acquired the business now operated by NTW, for a purchase price of $12,418,000 consisting of 66,667 shares of our common stock valued at $300,000 and cash of $12,118,000, of which $11,400,000 was paid at closing, $200,000 was paid in July 2012 upon receipt of releases of liens on certain equipment acquired by us, and $518,000 is to be paid in respect of a working capital adjustment. The payment for the working capital adjustment will be reduced by $107,000 which we paid to satisfy liabilities not assumed by us under the purchase agreement.  In connection with the acquisition, we sold in a private offering an aggregate of 1,185,851 shares of common stock for $6.00 per share, from which we derived net proceeds of approximately $6,528,000, and issued 867,461 shares of common stock in exchange for approximately $5,204,000 principal amount of our Junior Subordinated Notes, thereby increasing our equity by approximately $11,700,000. As a result of the private placement and the conversion of Junior Subordinated Notes, the number of outstanding shares of our common stock increased from approximately 3,579,000 to 5,711,000.

Segment Data

 We follow FASB ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

AIM is primarily engaged in processing, cutting, milling, machining and hardening metals into flight critical and other assemblies widely used in the aerospace industry and sold primarily to prime defense contractors. WMI specializes in complex welding applications in tubular structures and fabrication of complex sheet metal structures. NTW is primarily engaged in the production of complete landing gear and landing gear sub-assemblies for military fighter aircraft, sold primarily directly to the US Government.

Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.  Given the similarity of their operations, the combination of AIM and NTW will enable us to increase the variety and complexity we of products we produce for customers.  Nevertheless, we have determined to operate AIM and NTW as independent business units and, in the discussion below, they are considered independent business segments and we once again have three reportable operating segments.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed. Operating costs that are not directly attributable to a particular segment are included in Corporate. These costs include corporate costs such as legal, audit, tax and other professional fees including those related to being a public company.

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For 2012, we had three segments operating segments, AIM, Welding Metallurgy and NTW, and separately report our corporate overhead.  For 2011, we had two operating segments, AIM and Welding Metallurgy, and separately report our corporate overhead. We completed the NTW Acquisition on June 20, 2012 and, consequently, the results of NTW, inclusive of the operations acquired in the NTW Acquisition since June 20, 2012 are included and reflected in the discussion below.

Years ended December 31, 2012 and 2011:

Selected Financial Information:

Statement of Operations Data

	2012	2011
Net sales	$64,215,000	$53,745,000
Cost of sales	49,357,000	42,817,000
Gross profit	$14,858,000	$10,928,000
Operating and interest costs	10,717,000	8,651,000
Other income (expense) net	(146,000)	27,000
Income taxes	1,447,000	57,000
Net Income	$2,548,000	$2,247,000

Balance Sheet Data

	2012	2011
Cash and cash equivalents	$490,000	$577,000
Working capital	11,680,000	7,821,000
Total assets	53,156,000	36,981,000
Total stockholders' equity	18,988,000	4,666,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Year Ended December 31,

	2012	2011

Air Industries Machining
Net Sales	$42,075,000	$42,668,000
Gross Profit	8,218,000	8,013,000
Pre Tax Income	4,181,000	3,527,000
Assets	24,673,000	27,735,000

Welding Metallurgy
Net Sales	14,907,000	11,077,000
Gross Profit	4,030,000	2,915,000
Pre Tax Income	1,501,000	1,288,000
Assets	10,818,000	8,028,000

Nassau Tool Works
Net Sales	7,233,000	-
Gross Profit	2,610,000	-
Pre Tax Income	963,000	-
Assets	14,410,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(2,650,000)	(2,511,000)
Assets	13,200,000	7,883,000

Consolidated
Net Sales	64,215,000	53,745,000
Gross Profit	14,858,000	10,928,000
Pre Tax Income	3,995,000	2,304,000
Provision for Taxes	1,447,000	57,000
Net Income	2,548,000	2,247,000
Elimination of Assets	(9,945,000)	(6,665,000)
Total Assets	53,156,000	36,981,000

Net Sales:

Consolidated net sales from operations for year ended December 31, 2012 were approximately $64,215,000, an increase of $10,470,000 or 19.5% compared with $53,745,000 for the year ended December 31, 2011. Net sales at AIM for the year ended December 31, 2012 were $42,075,000, a decrease of approximately ($593,000) or (1.4%) compared with $42,668,000 for the year ended December 31, 2011. The decrease in net sales at AIM is primarily attributable to a reduction in sales to Sikorsky, AIM’s largest customer during the second half of 2012. This decrease has continued during 2013. Net sales at Welding for the year ended December 31, 2012 were $14,907,000 an increase of approximately $3,830,000 or 34.6% compared with $11,077,000 for the year ended December 31, 2011. The increase in net sales at Welding is attributable to the increase in the volume of its business with new and existing customers as a result of its marketing efforts. Net sales at NTW for the period June 20, 2012, the date of acquisition to December 31, 2012 were $7,233,000.

As indicated in the table below, three customers represented 65.3% and 75.5% of total sales for the years ended December 31, 2012 and 2011, respectively.

Customer	Percentage of Sales
	2012	2011

Sikorsky Aircraft	27.6	44.4
Goodrich Landing Gear Systems	26.3	19.2
Northrup Grumman Corporation	11.4	11.9

As indicated in the table below, three customers represented 54.6% and five customers represented 82.2% of gross accounts receivable at December 31, 2012 and 2011, respectively.

Customer	Percentage of Receivables
	December	December
	2012	2011

Northrup Grumman Corporation	25.3	26.2
GKN Aerospace	18.6	12.9
Goodrich Landing Gear Systems	10.7	18.3
Sikorsky Aircraft	*	13.3
Helicopter Support Inc	*	11.5

 *Customer was less than 10% of receivables at December 31, 2013

Gross Profit:

●
Consolidated: Gross profit from operations for the year ended December 31, 2012 increased by approximately $3,930,000 or 36.0%, to approximately $14,858,000 as compared to gross profit of $10,928,000 for the comparable period in 2011.

●	AIM: Gross profit at AIM increased by approximately $205,000 or less than 2.6% to $8,218,000 for the year ended December 31, 2012 as compared to $8,013,000 for the comparable period in 2011.

●
WMI: Gross profit at Welding for the year ended December 31, 2012 increased by approximately $1,115,000 or 38.3% to $4,030,000 for 2012 compared to $2,915,000 for the comparable period in 2011. The increase in gross profit at WMI was attributable in part to higher sales, and in part to an increase in gross margin resulting from the reclassification of costs of certain personnel to General and Administrative expense from indirect labor.

●	NTW: Gross profit for the period June 20, 2012 to December 31, 2012 was $2,610,000.

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the year ended December 31, 2012 totaled $8,873,000 and increased by $2,298,000 or 34.9% compared to $6,575,000 for the year ended December 31, 2011. Included in SG&A costs for 2012 is approximately $1,644,000 in costs incurred at NTW, approximately 71.5% of the increase.  In addition, there are also included $200,000 of costs incurred by AIRI relating to the NTW Acquisition and $145,000 of expenses at WMI relating to the reclassification of certain personnel as described below.

The principal components of the SG&A costs were:

o	AIM: SG&A costs for the year ended December 31, 2012 totaled approximately $3,360,000 and decreased by $ (541,000) or (13.9%) compared to the year ended December 31, 2011.

o
WMI: SG&A costs for the year ended December 31, 2012 totaled approximately $2,417,000 and increased by $901,000 or approximately 59.4% compared to the year ended December 31, 2011. The increase in SG&A costs at Welding resulted in part from a reclassification in 2012 of certain management personnel costs from factory overhead to SG&A. The reclassification resulted from a determination that the nature of the services performed by certain individuals had evolved from production activities to more managerial activities in part, as a result of an increase in the number of personnel at WMI as a result of the growth in its business. The reduction in factory overhead costs increased gross profit margin at Welding for 2012 to 27.0% from 26.0%.

o	NTW: SG&A costs totaled approximately $1,644,000 for the period June 20, 2012 to December 31, 2012.

o
AIRI – Corporate: SG&A costs for the year ended December 31, 2012 totaled approximately $1,451,000 and increased by $319,000 or 28.2% compared to the year ended December 31, 2011. Costs relating to the NTW Acquisition were approximately $200,000, and represented approximately 62.7% of the increase.

Interest and financing costs were approximately $1,843,000 for the year ended December 31, 2012, a decrease of approximately $(259,000) or (12.3%) as compared to the year ended December 31, 2011. Interest expense decreased as a result of the conversion of the Company’s Junior Subordinated Notes which bore interest at 12% into common stock in June 2012. This reduction was offset in part by increased borrowings from PNC Bank to finance the NTW acquisition. The interest rate charged on the PNC debt is significantly lower than the rate on the Junior Subordinated Notes. As a result while the overall debt outstanding has remained relatively constant during 2012 interest expense has declined.

The provision for income taxes was approximately $1,447,000 for the year ended December 31, 2012 compared to a provision of $57,000 for 2011. During 2011 and during the first quarter of 2012, the Company utilized nearly all of its available NOL’s and accordingly, is now subject to income tax at full statutory rates.

Net income for the year ended December 31, 2012 was $2,548,000, an increase of $301,000 or 13.4% compared to net income of $2,247,000 for the year ended December 31, 2011. The increase in net income did not keep pace with the increase in net sales and gross profit due to the increased tax expense in 2012, versus a negligible tax expense in 2011 as more fully described above.

Impact of Inflation

Inflation has not had a material effect on our results of operations

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged and relies upon its ability to continue to borrow from its bank lenders.  Substantially all of the assets of the Company are used as collateral under our existing loan agreements with our senior lender.  The Company is required to maintain a lockbox account with our senior lender, into which substantially all of the Company’s cash receipts are paid.  If our bank lender were to cease lending, the Company would lack funds to continue its operations

In June 2012, in connection with the NTW Acquisition, we increased our equity by approximately $11,700,000 which allowed us to complete the NTW Acquisition with only a slight increase in the debt on our balance sheet.  To increase our equity we concluded a private placement of our common stock at a price of $6.00 per share from which we derived net proceeds of $6,332,000, and the holders of $5,204,000 principal amount of our Junior Subordinated Notes converted the notes into 867,461 shares of our common stock.  To obtain the balance of the cash necessary to complete the NTW Acquisition in excess of the amount provided by the private placement, we increased our term loan with our senior lender by $3,900,000 from $1,500,000 to $5,400,000 and drew down on our revolving loan. Given that the rate of interest on our Junior Subordinated Notes exceeded that on our term loan and revolving loan, though the principal amount of our debt increased, the cost of carrying our debt decreased and, significantly, we now have the benefit of the newly acquired operations of NTW to service this debt.  Thus, though we remain significantly leveraged we believe our capacity to service our debt is much greater today than it was before the NTW Acquisition.  As of December 31, 2012, our debt for borrowed monies consisted of the revolving note due our senior lender in the amount of $15,667,000, the term loan due our senior lender in the amount of $3,748,000, notes due sellers of businesses previously acquired in the aggregate amount of $1,376,000, Junior Subordinated Notes of $1,000,000 and capitalized lease obligations of $2,060,000.

As of December 31, 2012, we had approximately $490,000 in cash.

Anticipated uses of Cash

As a requirement of our Credit Facility substantially all of our cash receipts from operations are required to be deposited into our lockbox account at our senior lender.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Facility.  Additionally, under the terms of our Term Loan Agreement with our senior lender, we are required to make 36 consecutive monthly principal installments, the first 35 of which will be in the amount of $150,000 which commenced on the first business day of July 2012, with the 36th and final payment of any unpaid balance of principal and interest payable on the first business day of June 2015.  Additionally, there is a mandatory prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended September 30, 2012, payable upon the delivery of the financial statements to our senior lender for such fiscal period, but no later than 45 days after the end of the fiscal period. On November 16, 2012 we paid our senior lender approximately $752,000 based on the Excess Cash Flow calculation. The Excess Cash Flow calculation indicated that as of December 31, 2012, a payment of $343,000 was due to our senior lender.

As of December 31, 2012, there is approximately $518,000 due to the seller in the NTW Acquisition.  This amount relates to a working capital adjustment based on the difference between the net working capital of the seller as of June 20, 2012, the date of the acquisition, as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due to Air Industries Group for the payment of certain liabilities that were paid by it but not assumed in the transaction.

In August of 2012 we entered into a capital lease to finance the acquisition of new machinery.  The monthly lease payment is approximately $16,000.

Additionally, the company intends to make quarterly dividend payments beginning with the fourth quarter of 2012. A dividend payment of $0.0625 per share or approximately $360,000 was made on November 12, 2012 to shareholders of record as of October 31, 2012.  A second dividend payment was declared to all shareholders of record on March 15, 2013, payable on April 1, 2013 in the amount of $0.0625 per share or approximately $360,000.  Our ability to pay a quarterly dividend is subject to our financial condition, the determination of our Board of Directors and the consent of our senior lender as more fully described under “Risk Factors.”

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the years ended December 31 (in thousands):

	2012	2011
Cash Provided by (used in):
Operating activites	1,694	3,633
Investing activities	(13,038)	(1,288)
Financing activities	11,257	(2,305)
Net (decrease) increase in cash and cash equivalents	(87)	40

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the year ended December 31, 2012 our net cash provided by operating activities of $1.7 million was comprised of net income of $2.5 million offset by $3.8 million of cash used by changes in working capital and adjustments for non-cash items of $3.0 million.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1.6 million, amortization of capitalized engineering costs, intangibles and other items of $1.2 million, bad debt expense of $80,000 representing all amounts more than 120 days past due, and non-cash compensation of $101,000. The decrease in working capital activities primarily consisted of net increases in Operating Assets of $3.8 million and a net decrease in Operating Liabilities of $44,000.  The increases in Operating Assets were comprised of an increase in accounts receivable of $4.6 million due to the timing of shipments to customers offset by decreases in inventory of $1.1 million and prepaid expenses and other current assets of $297,000.  The decreases in Operating Liabilities were comprised of a decrease in accounts payable and accrued expenses of $1.5 million due to the timing of the receipt and payment of invoices offset by an increase in income taxes payable of $1.4 million due to the complete utilization of our NOL.

For the year ended December 31, 2011 our net cash provided by operating activities of $3.6 million was comprised of net income of $2.2 million offset by $1.5 million of cash used by changes in working capital and adjustments for non-cash items of $2.9 million.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1.5 million, amortization of capitalized engineering costs, intangibles and other items of $884,000, bad debt expense of $427,000, and non-cash compensation of $131,000. The decrease in working capital activities primarily consisted of net increases in Operating Assets of $3.3 million and net increases in Operating Liabilities of $1.8 million.  The increases in Operating Assets were comprised of increases in accounts receivable of $2.1 million due to the timing of cash receipts from our customers, inventory of $1.1 million in anticipation of shipments to be made in the first quarter of 2012 and prepaid expenses of $100,000.  The increases in Operating Liabilities were comprised of increases in accounts payable and accrued expenses of $1.6 million and deferred rent of $200,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash portion of the cost of any business we might acquire. A description of capitalized engineering costs can be found in footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2012.

For the year ended December 31, 2012, cash used in investing activities was $13.0 million.  This was comprised of $11.6 million paid for the NTW Acquisition.  The remaining $1.4 million was comprised of $1.0 million for the purchase of property and equipment, $100,000 for deposits on new property and equipment not yet delivered to our facilities, and $300,000 for capitalized engineering costs.

For the year ended December 31, 2011 cash used in investing activities was $ 1.3 million.  This was comprised of $778,000 for the purchase of property and equipment and $510,000 for capitalized engineering costs.

Cash provided by (used in) financing activities

Cash provided by (used in) financing activities consists of proceeds from the sale of our common stock, and the borrowings and repayments under our credit facilities with our senior lender and repayment of our capital lease obligations and other notes payable.

For the year ended December 31, 2012, cash provided by financing activities was $11.3 million.  The $11.3 million results from cash received from financing activities of $15.8 million reduced by cash applied to financing activities of $4.5 million.  This principally reflects the recapitalization that was effectuated to generate the cash to enable us to complete the NTW Acquisition and decrease our leverage.  The components of the $15.8 million are as follows: $7.1 million in proceeds for the sale of our Common Stock completed in conjunction with the NTW Acquisition, increased borrowings under our revolving credit facility of $4.8 million and an increase in our term loan of $3.9 million. The $4.5 million of outflows were comprised of repayments on our term loan of $2.2 million, $600,000 for the repayment of capital lease obligations, $600,000 for the repayment of notes to the former shareholders of Welding Metallurgy, and the repayment of $100,000 of our Junior Subordinated Notes that did not convert to common stock. We paid $600,000 in expenses related to the private placement of our common stock.  Additionally, we paid dividends to our common stockholders of approximately $400,000.

In June and July 2012, we issued 1,185,851 shares of our Common Stock in a Private Placement to Accredited Investors.  The Company received $6,528,000 net of commissions and expenses. Our agent, Taglich Brothers, Inc. (“Taglich Brothers” – see Item 7 below), received commissions in the amount of approximately $569,000, along with 12,000 shares of common stock, and a Warrant to purchase 118,585 shares of Common Stock at $6.30.  The Company also paid approximately $18,000 of legal fees on behalf of Taglich Brothers.

The proceeds from the sale of the Common Stock were used to partially finance the NTW Acquisition.   Additionally, in conjunction with the Private Placement, we solicited the holders of our Junior Subordinated Notes to convert their notes to Common Stock at a price of $6.00 per share.  On June 29, 2012, we issued 867,461 shares of our common stock in exchange for approximately $5,204,000 of our Junior Subordinated Notes.

For the year ended December 31, 2011 cash used in financing activities was $ 2.3 million.  This was comprised of repayments on our term loan of $1.0 million, $400,000 for the repayment of capital lease obligations, $400,000 for the repayment of notes to the former shareholders of Welding Metallurgy, the repayment of $100,000 of our Junior Subordinated Notes, $300,000 for the repayment of our revolving credit facility, and $100,000 related to Lease Impairment.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2012:

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year*	years	years	5 years
Long term debt and capitial leases	$24,241	$19,430	$3,376	$1,435	$-
Operating leases	14,712	1,600	3,315	2,149	7,648
Total	$38,953	$21,030	$6,691	$3,584	$7,648

* The revolving line of credit with our senior lender is classified as due in less than 1 year

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2012.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or market.

AIM and NTW generally purchase inventory only when non-cancellable contracts for orders have been received. AIM and NTW occasionally produce finished goods in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

WMI generally produces pursuant to customer orders and maintains relatively lower inventory levels than AIM or NTW.

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. For the most part the Company has not designed and thus has no proprietary ownership of the parts. Manufacturing of these parts requires pre-production engineering and programming of our machines.  The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight line basis over the shorter of the estimated length of the contract, or three years.

If the Company is reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized. The Company may also progress bill customers for certain engineering costs being incurred. Such billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

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

The Company recognizes certain revenues under a bill and hold arrangement with one of its large customers.  For any requested bill and hold arrangement, the Company makes an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition.  For revenues to qualify as received under a bill and hold arrangement, the customer must initiate the request for the bill and hold arrangement; the customer must have made this request in writing and make a fixed commitment to purchase the item; the risk of ownership must have passed to the customer and the payment terms are not modified and payment will be made as if the goods had been shipped.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, "Compensation – Stock Compensation. " Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a two-step approach. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2012 and 2011.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Accounting Officer (“CAO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, the CEO and CAO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Peter D. Rettaliata, our Chief Executive Officer, and Scott A. Glassman, our Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management designed an evaluation process that meets the needs of its company and that provides reasonable assurance for its assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2012, our Chief Executive Officer and Chief Accounting Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers are:

Name:	Age	Position
Peter D. Rettaliata	62	President, CEO and Director
Dario A. Peragallo	50	President of AIM and Director
Gary Settoducato	51	President Welding Metallurgy
Scott A. Glassman	35	Chief Accounting Officer
Seymour G. Siegel	70	Director
David J. Buonanno	58	Director
Michael N. Taglich	47	Chairman of the Board
Robert F. Taglich	46	Director
Robert Schroeder	46	Director
Michael Brand	53	Director

Peter D. Rettaliata has been our President and Chief Executive Officer since November 30, 2005. He also has been the President of our wholly-owned subsidiary, AIM, since 1994. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty two years. Professionally, Mr. Rettaliata is the Chairman of "ADAPT", an organization of regional aerospace companies, a past member of the Board of Governors of the Aerospace Industries Association, and a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program.  Mr. Rettaliata’s extensive experience in the aerospace industry and his knowledge of our operations qualify him to serve as a director.

Dario Peragallo has been President of AIM since December 8, 2008. Prior to becoming President of AIM, he was Executive Vice President of Manufacturing for AIM. Mr. Peragallo has been associated with AIM for over 25 years. He became AIM's Director of Manufacturing in 2000.  Mr. Peragallo became Executive Vice President with overall responsibility for engineering, manufacturing and customer-critical technical matters in 2003. He has been an active member of Diversity Business since 2000, an organization specializing in the promotion of small and minority owned businesses. He is a graduate of SUNY Farmingdale where he received a B.A. in Manufacturing Engineering. Mr. Peragallo oversees all engineering and production matters relating to AIM. Mr. Peragallo’s extensive experience in the aerospace industry and his knowledge of our operations qualify him to serve as a director.

Gary Settoducato has been the President of WMI since August 2007. Prior to this appointment, Mr. Settoducato had been a senior executive of Air Industries Machining, Corp., the Company's primary operating subsidiary, and was responsible for contracts, procurement and integration. Mr. Settoducato has been associated with Air Industries for (17) years, and has been in the aerospace industry for a total of (28) years. He is a graduate of Northrop Grumman’s procurement training program, and has held senior management positions at several other aerospace manufacturers prior to his current tenure at Air Industries. Mr. Settoducato graduated summa cum laude from the C.W. Post Center of Long Island University in 1983 with a double major in marketing and management, and was the Valedictorian of his graduating class.

Scott Glassman has been our Chief Accounting Officer since December 8, 2008. Mr. Glassman had served as Controller of the Company since February 2007. Prior to joining the Company, Mr. Glassman was employed by First Data Corporation as Accounting Manager from June 2005 to January 2007, by Veeco Instruments Inc. as an SEC Reporting Specialist from January 2004 to May 2005, and by Grant Thornton LLP in a variety of positions from June 1999 to December 2003, most recently as an audit manager.

Michael N. Taglich has been Chairman of our Board of Directors and a Director since September 22, 2008. He is Chairman and President of Taglich Brothers, Inc. ("Taglich Brothers"), a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro-cap companies. From 1987 to 1992, Mr. Taglich served as a vice president at Weatherly Securities. He brings a broad depth and breadth of capital and business background to the Board, with extensive experience in exit strategies. Mr. Taglich is currently Chairman of the Board of SCOLR Pharma Inc, a publicly traded pharmaceutical company, and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a director of Autonet Mobile, Inc. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 security licenses.

Mr. Siegel is a CPA, inactive, and a principal emeritus at Rothstein Kass, a national firm of accountants and consultants, where he is a trusted advisor to business owners and responsible for business introductions. Mr. Siegel was a founder of Siegel Rich & Co. CPA’s, which eventually merged into what is now known as WeiserMazars LLP, a large regional firm.  He was a senior partner there until selling his interest and co-founding a business advisory firm, which later became a part of Rothstein Kass. He has been a director and officer of numerous businesses, philanthropic and civic organizations.  As a professional director, he has served on the boards of about a dozen public companies over the last 25 years, generally as audit committee chairman.  He is currently a director and chairman of the audit committees of Hauppauge Digital, Inc., Air Industries Group, Inc., Stratus Media Group, Inc., and Premier Alliance Group, Inc.  He was formerly a director of Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies and Emerging Vision, Inc., among others. He received his Bachelor of Business Administration from the Bernard M. Baruch School of the City College of New York. Mr. Siegel is the Chairman of the Audit Committee of our Board.  Mr. Siegel’s extensive knowledge and experience in accounting matters and familiarity with the issues of manufacturing businesses qualify him to serve as a director of our company.

Robert F. Taglich has been a Director since October 3, 2008. Since 1992, he has been a managing director of Taglich Brothers, a New York City based securities firm which he co-founded.  Prior to founding Taglich Brothers, Mr. Taglich was a vice president at Weatherly Securities. Mr. Taglich has served in various positions in the brokerage securities industry for the past 25 years. He currently sits on the board of privately held BioVentrix, Inc.,  a medical device company whose products are directed at heart failure. Mr. Taglich holds a Bachelor’s degree from New York University.

David J. Buonanno has been a Director since June 26, 2009. He is a consultant to Dresser-Rand Corporation as well as other companies in the aerospace and defense industries. Mr. Buonanno has extensive experience in manufacturing, supply management and operations. He was employed by Sikorsky Aircraft, Inc., a subsidiary of United Technologies Corporation, as Vice President, Supply Management (from January 1997 to July 2006) and as Director, Systems Subcontracts (from November 1992 to January 1997). From May 1987 to November 1992, he was employed by General Electric Company and GE Astro Space, serving as Operations Manager for GE in 1992 and Manager, Program Materials Management of GE Astro Space from December 1989 to January 1992. From June 1977 to May 1987, he was employed by RCA and affiliated companies, including RCA Astro Space. Mr. Buonanno attended Lehigh University College of Electrical Engineering and holds a B.S. in Business Administration from Rutgers University. He completed the Program for Management Development at Harvard Business School in 1996.  Mr. Buonanno extensive experience in the aerospace and defense industries and familiarity with the operations of companies in the industry qualify him to serve as a director.

Robert Schroeder has been a Director since October 3, 2008, and serves as a member of the Audit Committee. He is Vice President - Investment Banking of Taglich Brothers, Inc. and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts.

 Michael Brand has been a Director since May 2012. He was the President of Goodrich Landing Gear, a unit of Goodrich Corporation, from July 2005 to June, 2012. Prior to joining Goodrich for over 25 years he held senior management positions in the Aerospace industry. He began his career at General Electric Corporation and rose to senior management in its jet engine manufacturing operations. Mr. Brand is a graduate of Clarkson University, with advanced degrees and certificates from Xavier University and the Wharton School. Mr. Brand’s extensive experience in the aerospace and defense industries and familiarity with the operations of companies in the industry qualify him to serve as a director

Michael N. Taglich and Robert F. Taglich are brothers.

Committees of the Board

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee

Audit Committee. Messrs. Siegel, Schroeder and Buonanno are members of the Audit Committee. Mr. Siegel serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and that Messrs. Siegel,   Buonanno  and Brand  meet the independence requirements under the rules of the Nasdaq Stock Market.

Our Audit Committee is responsible for preparing reports, statements and charters required by the federal securities laws, as well as:

o
overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

o	preparing the report that SEC rules require be included in our annual proxy statement;
o	overseeing and monitoring our independent registered public accounting firm's qualifications, independence and performance;
o	providing the Board with the results of our monitoring and its recommendations; and
o	providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

Compensation Committee. Our Compensation Committee is composed of Messrs. Siegel and Buonanno. The Compensation Committee is responsible for, among other things:

•	to establish the Company’s general compensation policy, in consultation with the Company’s senior management, and to oversee the development and implementation of compensation programs.

•
to review and approve corporate goals and objectives relevant to the compensation of the CEO, and to evaluate the performance of the CEO at least annually in light of those goals and objectives and to communicate the results of such evaluation to the CEO and the Board, and to have the sole authority to determine the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return , the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may be determine to be appropriate.

•	to review and approve the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company.

•
to oversee the Board’s benefit and equity compensation plans, to oversee the activities of the individuals and committees responsible for administering these plans, and to discharge any responsibilities imposed on the Committee by any of these plans.

•
to approve issuances under, or any material amendment of, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options.

•
in consultation with management, to oversee regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives.

•	to review and approve any severance or similar termination payments proposed to be made to any current or former officer of the Company.

•	to prepare an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

Nominating Committee. Our Nominating Committee is composed of Messrs. Michael Taglich, Robert Taglich and Robert Schroeder.  The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties.

A candidate must be willing to regularly attend Committee and Board of Director’s meetings, to participate in Board of Director’s development programs, to develop a strong understanding of the Company, its businesses and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care.  In addition, each candidate should have an understanding of all governance concepts and the legal duties of a director of a public company.

Stockholders may contact the Nominating Committee Chairman, the Chairman of the Board or the Corporate Secretary in writing when proposing a nominee. This correspondence should include a detailed description of the proposed nominee’s qualifications and a method to contact that nominee if the Nominating Committee so chooses.

We have not adopted a written policy with respect to communications from stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2012, except that that the initial report of beneficial ownership on Form 3 filed by Michael N. Taglich was filed two days  late.

Code of Ethics

      We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to our principal executive officer, our two most highly compensated executive officers other than our principal executive officer and our two most highly compensated employees not serving as executive officers of Air Industries Group. We refer to our principal executive officer and two most highly compensated executive officers other than our principal executive officer as our “named executive officers.”

Executive Compensation Table

						Non equity	Nonqualified
						Incentive	deferred
				Stock	Option	Plan	compensation	All other
Name and principal Position	Year	Salary	Bonus	awards	awards	Information	earnings	compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Peter D. Rettaliata	2012	230,901	32,500	-	-	-	-	-		263,401
CEO	2011	240,246	40,000	-	-	-	-	-		280,246
Dario A. Peragallo	2012	228,236	32,500	-	-	-	-	5,988	(1)	266,724
President of AIM	2011	237,809	40,000	-	-	-	-	5,988	(1)	283,797
Scott A. Glassman	2012	124,100	8,000	-	-	-	-	3,000	(1)	135,100
Chief Accounting Officer	2011	127,404	7,000	-	-	-	-	3,000	(1)	137,404
Gary Settoducato	2012	178,365	35,000	-	-	-	-	6,348	(1)	219,713
President of WMI	2011	175,000	30,000	-	-	-	-	6,108	(1)	211,108

(1) Represents car allowance

None of our executive officers or key employees named in the above table has an employment agreement providing for a fixed term of employment.  All are employees at will terminable at any time without any severance, other than that payable to employees generally.

The annual base compensation of Messrs. Rettalliata, Peragallo, Glassman and Settaducotto is $240,000, $240,000, $127,000 and $175,000, respectively, and each individual is eligible for such cash bonuses and equity incentive awards as the Board from time to time determines to be appropriate.  In addition, each of these individuals receives a car allowance of no more than $7,500 per annum and is eligible to participate in such health and welfare plans as are made available to our executives generally.

Equity Awards – 2012

We did not grant any awards of equity, whether in the form of shares or options, to any of the named executive officers during 2012 and consequently have omitted the table which would have described such awards.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Peter D. Rettaliata	375	-	88.00	9/26/15	-	-
Peter D. Rettaliata	375	-	171.20	9/15/15	-	-
Peter D. Rettaliata	375	-	190.80	9/15/15	-	-
Peter D. Rettaliata	375	-	114.00	9/15/15	-	-
Peter D. Rettaliata	1,200	300	90.00	9/15/15	-	-
Peter D. Rettaliata	51,716	-	4.50	7/29/15	-	-
Dario Peragallo	375	-	88.00	9/26/15	-	-
Dario Peragallo	375	-	171.20	9/15/15	-	-
Dario Peragallo	375	-	190.80	9/15/15	-	-
Dario Peragallo	375	-	114.00	9/15/15	-	-
Dario Peragallo	1,200	300	90.00	9/15/15	-	-
Dario Peragallo	51,716	-	4.50	7/29/15	-	-
Scott Glassman	25	-	110.40	12/31/15	-	-
Scott Glassman	12168	-	4.50	7/29/15	-	-
Gary Settaducato	75	-	96.00	12/31/15	-	-
Gary Settaducato	113	-	110.40	12/31/15	-	-
Gary Settaducato	44,589	-	4.50	12/31/15	-	-

Director Compensation

The directors may receive such remuneration as our Board of Directors may determine from time to time. Each director is entitled to be repaid or prepaid all traveling, hotel and incidental expenses reasonably incurred or expected to be incurred in attending meetings of our Board of Directors or committees of our Board of Directors or shareholder meetings or otherwise in connection with the discharge of his or her duties as a director. The compensation committee will assist the directors in reviewing and approving the compensation structure for our directors.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to receive compensation per year for serving as directors and may receive option grants from our company. In addition, non-employee directors are entitled to be reimbursed for their actual travel expenses for each Board of Directors meeting attended.

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael N. Taglich	57,500	-	4,196	-	-	-	61,696
Robert F. Taglich	57,500	-	4,196	-	-	-	61,969
Robert Schroeder	24,000	-	4,196	-	-	-	28,196
David J. Buonanno	24,000	-	4,196	-	-	-	28,196
Seymour G. Siegel	36,000	-	4,196	-	-	-	40,196
Michael Brand	19,750	-	6,497	-	-	-	26,247

2010 Equity Incentive Plan

Our Board of Directors adopted the 2010 Equity Incentive Plan in July 2010. The Plan authorizes the issuance of up to 2,000,000 shares of common stock. The terms of the Plan provide for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The Plan is administered by the Compensation Committee of the Board and has a term of ten years from the date it was adopted by the Board.

We adopted the Plan to provide a means by which employees, directors, and consultants of our Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be given an opportunity to purchase our Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 1, 2013 by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors and executive officers, and (iii) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

As of March 1, 2013, we had outstanding 5,711,093 shares of our common stock. Except as stated in the table, the address of the holder is c/o our company, 1479 North Clinton Avenue, Bay Shore, New York 11706.

Name	Number of Shares		Percent of Class
Owner of More than 5% of Class:
Hillson Partners LP (1)
Hillson Private Partners II, LLLP (1)	331,556		5.81%
110 North Washington Street, Suite 401
Rockville, MD 20850
Directors and Executive Officers:
Peter D. Rettaliata	56,961	(2)	*
Dario Peragallo	57,500	(2)	*
Michael N. Taglich	419,923	(3)	7.31%
Seymour G. Siegel	7,289	(4)	*
David J. Buonanno	7,039	(4)	*
Robert F. Taglich	437,924	(3)	7.62%
Robert Schroeder	76,559	(5)	1.33%
Michael Brand	6,000	(6)	*
Gary Settoducato	44,796	(7)	*
Scott Glassman	12,205	(8)	*

All directors and officers	1,064,270	(9)	17.84%
as a group (10 persons)
______

*Less than 1%
(1) The general partner of Hillson Partners LP and Hillson Private Partners II, LLP is Daniel H. Abramowitz, who has the sole power to vote and dispose of the shares.

(2) Includes 54,416 shares we may issue upon exercise of options.

(3) Includes 30,736 shares owned by Taglich Brothers, Inc. and other entities controlled by Mr. Taglich, 31,190 shares we may issue upon exercise of warrants and 6,000 shares we may issue upon exercise of options.

(4) Includes 6,500 shares we may issue upon exercise of options.

(5) Includes 20,005 shares we may issue upon exercise of warrants and 6,000 shares we may issue upon exercise of options.

(6) Includes 6,000 shares we may issue upon exercise of options.

(7) Includes 44,777 shares we may issue upon exercise of options.

(8) Includes 12,193 shares we may issue upon exercise of options.

(9) Includes 51,195 shares we may issue upon exercise of warrants and 202,802 shares we may issue upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

The Audit Committee is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K ), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Committee by the independent auditors, employees, officers, members of the Board or otherwise.

In connection with the private placement of our common stock in connection with the NTW Acquisition, we paid Taglich Brothers, Inc., as placement agent, a commission of 8.0% or $569,208. In addition, we agreed to issue to Taglich Brothers, Inc., 12,000 shares of common stock of the Company as a non-accountable expense allowance and five-year warrants to purchase 118,585 shares of Common Stock, 10.0% of the number of shares sold in the Offering, at an exercise price of $6.30.

Director Independence

Our Board of Directors has determined that Seymour Siegel, David Buonanno and Michael Brand are "independent directors" within the meaning of New York Stock Exchange Rule 303A.02.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

      During fiscal year 2012 and fiscal year 2011, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2012	2011

Audit Fees (1)	$276,703	$297,368
Audit-Related Fees (2)	41,411	--
Tax Fees (3)	40,000	42,193
All Other Fees (4)	--	30,721
Total	$363,409	$370,282
____
(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports  and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2) Fees  for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards. The fees in 2012 are for services rendered relating to the filing of our Form 10.

(3) Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

(4) Fees in 2011 were for services for an agreed upon procedures engagement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.  Description

2.1	Debtor's Amended Plan of Reorganization (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed January 14, 2005).
2.2
Merger Agreement, dated as of November 14, 2005, among Gales Industries Incorporated, two of its stockholders, Gales Industries Merger Sub, Inc., and Ashlin Development Corporation (incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed November 21, 2005).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed February 15, 2006).
3.2	Certificate of Amendment to Certificate of Incorporation changing our corporate name (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed July 2, 2009).
3.3
Certificate of Amendment to Certificate of Incorporation increasing the number of shares of our authorized capital stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed April 7, 2008).

3.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 18, 2007).
3.5
Certificate of Amendment of Certificate of Designation as filed with the Office of the Secretary of State of Delaware on October 16, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 16, 2009).

3.6
Certificate of Amendment of Certificate of Designation as filed with the Office of the Secretary of   State of Delaware on September 10, 2010 (incorporated by reference from Exhibit 3.6 to the Registrant's Registration Statement on Form 10 filed on October 2, 2012 (the “Form 10”)).

3.7
Certificate of Amendment to Certificate of Incorporation as filed with the Office of the Secretary of State of Delaware on September 20, 2010, as amended on September 29, 2012, providing for a 1 for 400 reverse stock split (incorporated by reference from Exhibit 3.7 to the Registrant's Form 10.)

3.8	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed February 15, 2006).
4.1
Form of Warrant Agreement dated as of December 31, 2008 between the Registrant and Taglich Brothers, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 7, 2009).

10.1
Stock Purchase Agreement, dated as of July 25, 2005, by and among Gales Industries Incorporated, Air Industries Machining, Corp., Luis Peragallo, Jorge Peragallo, Peter Rettaliata and Dario Peragallo (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K  filed December 6, 2005.)

10.2
Contract of Sale, dated as of November 7, 2005, by and between DPPR Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1480 North Clinton Avenue, Bay Shore, NY (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K  filed December 6, 2005).

10.3
Contract of Sale, dated as of November 7, 2005, by and between KPK Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1460 North Fifth Avenue and 1479 North Clinton Avenue, Bay Shore, NY (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.4	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K filed December 6, 2005).
10.5
Revolving Credit, Term Loan, Equipment Line and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp., PNC Bank, National Association, as Lender, and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 10.19 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.6
Mortgage and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp. and PNC Bank (incorporated by reference to Exhibit 10.20 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.7
Long Term Agreement, dated as of August 18, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated by reference to Exhibit 10.21 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.8
Long Term Agreement, dated as of September 7, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated by reference to Exhibit 10.22 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.9
Stock Purchase Agreement, dated January 2, 2009, between Gales Industries Incorporated, Sigma Metals, Inc. ("Sigma Metals"), and George Elkins, Carole Tate and Joseph Coonan, the shareholders of Sigma Metals (incorporated by reference to Exhibit 10.01 of the Registrant's Current Report on Form 8-K filed January 2, 2009).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K filed April 18, 2009).
10.11	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report filed on Form 8-K filed April 18, 2009).
10.12
Stock Purchase Agreement, dated March 9, 2009, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K   filed March 14, 2009).

10.13
Amendment No. 1 dated August 2, 2009 to the Stock Purchase Agreement, dated March 9, 2009, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed August 3, 2009).

10.14
7% Promissory Note of Registrant in the principal amount of $2,000,000 in favor of John and Lugenia Gantt (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.15
Registration Rights Agreement dated as of August 24, 2009 by and among the Registrant and John and Lugenia Gantt (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.16
Amended and Restated Promissory Note dated as of August 26, 2009 payable to John John and Lugenia Gantt (the "Amended and Restated Gantt Note") (incorporated by reference from Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

10.17	Amendment dated as of October 9, 2009 to Amended and Restated Gantt Note (incorporated by reference from Exhibit 10.47 to the Registrant's 2007 Form 10-K).
10.18
Loan and Security Agreement dated as of August 24, 2009 among Air Industries Machining, Corp., Sigma Metals, Inc., Welding Metallurgy, Inc. and Steel City Capital Funding LLC. (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.19
Eighteenth Amendment to the Revolving Credit, Term Loan and Security Agreement dated as of November 30, 2005 with the financial institutions named therein (the "Lenders") and PNC Bank N.A., as agent for the Lenders, as amended. (incorporated by reference from Exhibit 10.19 to the Registrant's Form 10)

10.20
Securities Purchase Agreement for sale of junior subordinated notes and series B convertible preferred stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 7, 2010).

10.21	Junior Subordinated Note due 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 7, 2010).
10.22
Asset Purchase Agreement dated as of June 20, 2012 among the Registrant, Nassau Tool Works, Inc., Vincent DiCarlo and Robert E. Hunt (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10).

10.23	Assignment and Assumption Agreement dated as of June 20, 2012 between the Registrant and NTW Operating Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10).
10.24	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10).
10.25.	Subscription documents for purchase of common stock and conversion of junior subordinated notes into common stock. (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10).
10.26.	Placement Agent Agreement dated as of May 21, 2012 between the Registrant and Taglich Brothers Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10).
14.1
Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-144561) filed July 13, 2009 and declared effective July 27, 2009).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant's Form 10).
31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.
32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
___
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR INDUSTRIES GROUP, INC.

Dated: March 29, 2013

	By:	/s/ Peter D. Rettaliata
President and CEO
(principal executive officer)

	By:	/s/ Scott Glassman
Scott Glassman
Chief Accounting Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2013 in the capacities indicated.

Signature	Capacity

/s/ Peter D. Rettaliata
Peter D. Rettaliata	President, CEO and a Director

/s/ Michael N. Taglich
Michael N. Taglich	Chairman of the Board

/s/ Dario A. Peragallo
Dario A. Peragallo	Director

/s/ Seymour G. Siegel
Seymour G. Siegel	Director

/s/ Robert F. Taglich
Robert F. Taglich	Director

/s/ David J. Buonanno
David J. Buonanno	Director

/s/ Robert Schroeder
Robert Schroeder	Director

/s/ Michael Brand
Michael Brand	Director

AIR INDUSTRIES GROUP, INC

CONSOLIDATED FINANCIAL STATEMENTS and FOOTNOTES

DECEMBER 31, 2012 and 2011

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Air Industries Group, Inc.

We have audited the accompanying consolidated balance sheets of Air Industries Group, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 29, 2013

AIR INDUSTRIES GROUP, INC.
Consolidated Balance Sheets at December 31,

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$490,000	$577,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $705,000 and $950,000	11,631,000	6,042,000
Inventory	26,739,000	22,521,000
Prepaid Expenses and Other Current Assets	546,000	330,000
Deposits - Customers	133,000	2,000
Total Current Assets	39,539,000	29,472,000

Property and Equipment, net	5,883,000	3,971,000
Capitalized Engineering Costs - net of Accumulated Amortization of $3,449,000 and $2,990,000	802,000	969,000
Deferred Financing Costs, net, deposit and other assets	590,000	671,000
Intangible Assets, net	5,889,000	1,607,000
Goodwill	453,000	291,000
TOTAL ASSETS	$53,156,000	$36,981,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$19,211,000	$14,055,000
Accounts Payable and Accrued Expenses	7,077,000	7,432,000
Lease Impairment - Current	85,000	85,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Income Taxes Payable	1,448,000	41,000
Total Current Liabilities	27,859,000	21,651,000

Long term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	4,640,000	8,992,000
Lease Impairment - Net of Current Portion	127,000	175,000
Deferred Gain on Sale - Net of Current Portion	485,000	523,000
Deferred Rent	1,057,000	974,000
TOTAL LIABILITIES	34,168,000	32,315,000

Commitments and contingencies
Stockholders' Equity
Preferred Stock Par Value $.001-Authorized 8,003,716 shares
Designated as Series "A" Convertible Preferred - $.001 par Value, 1,000 Shares Authorized 0 Shares issued and outstanding as of December 31, 2012 and 2011, respectively.	-	-
Designated as Series "B" Convertible Preferred -$.001 Par Value, 4,000,000 Shares Authorized, 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively; Liquidation Value, $ 0	-	-
Common Stock - $.001 Par, 20,000,000 Shares Authorized, 5,711,093 and 3,579,114 Shares Issued and Outstanding as of December 31, 2012 and 2011, respectively	6,000	4,000
Additional Paid-In Capital	37,913,000	26,141,000
Accumulated Deficit	(18,931,000)	(21,479,000)
TOTAL STOCKHOLDERS' EQUITY	18,988,000	4,666,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,156,000	$36,981,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
Consolidated Statements of Income for the Years ended December 31,

	2012	2011

Net Sales	$64,215,000	$53,745,000

Cost of Sales	49,357,000	42,817,000

Gross Profit	14,858,000	10,928,000

Operating Expenses	8,874,000	6,549,000

Income from operations	5,984,000	4,379,000

Interest and financing costs	(1,843,000)	(2,102,000)
Other (expense) income, net	(146,000)	27,000
Income before provision for income taxes	3,995,000	2,304,000

Provision for income taxes	1,447,000	57,000

Net income	$2,548,000	$2,247,000

Income per share - basic	$0.54	$0.63
Income per share - diluted	$0.54	$0.63

Weighted average shares outstanding - basic	4,680,581	3,579,114
Weighted average shares outstanding - diluted	4,759,246	3,579,254

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 2012 and 2011

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2011	-	$-	-	$-	3,579,114	$4,000	$26,010,000	$(23,726,000)	$2,288,000
Stock compensation expense	-	-	-	-	-	-	131,000	-	131,000
Net income	-	-	-	-	-	-	-	2,247,000	2,247,000
Balance, December 31, 2011	-	-	-	-	3,579,114	4,000	26,141,000	(21,479,000)	4,666,000
Issuance of Shares For Acquisition	-	-	-	-	66,667	-	300,000	-	300,000
Issuance of Shares For Private Placement	-	-	-	-	1,185,851	1,000	6,527,000	-	6,528,000
Issuance of Shares For conversion of Junior Subordinated Notes	-	-	-	-	867,461	1,000	5,203,000	-	5,204,000
Issuance of Shares For Costs Associated with Private Placement	-	-	-	-	12,000	-	-	-	-
Dividends Paid	-	-	-	-	-	-	(359,000)	-	(359,000)
Stock compensation expense	-	-	-	-	-	-	101,000	-	101,000
Net income	-	-	-	-	-	-	-	2,548,000	2,548,000
Balance, December 31, 2012	-	$-	-	$-	5,711,093	$6,000	$37,913,000	$(18,931,000)	$18,988,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
Consolidated Statements of Cash Flows For the Year Ended December 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,548,000	$2,247,000
Adjustments to Reconcile Net Income to Net
Cash provided by Operating Activities
Depreciation of property and equipment	1,557,000	1,503,000
Amortization of intangible assets	693,000	168,000
Amortization of capitalized engineering costs	459,000	580,000
Bad debt expense	80,000	427,000
Non-cash compensation expense	101,000	131,000
Amortization of deferred financing costs	52,000	136,000
Gain on sale of real estate	(38,000)	(38,000)
Adjustments to Lease Impairment	53,000	-

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	(4,606,000)	(2,088,000)
Inventory	1,136,000	(1,078,000)
Prepaid Expenses and Other Current Assets	(216,000)	(123,000)
Deposits	(132,000)	57,000
Other Assets	51,000	(87,000)
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	(1,534,000)	1,567,000
Deferred Rent	82,000	174,000
Income Taxes payable	1,408,000	57,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,694,000	3,633,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(11,600,000)	-
Capitalized engineering costs	(292,000)	(510,000)
Purchase of property and equipment	(1,059,000)	(778,000)
Deposit for new property and equipment	(87,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(13,038,000)	(1,288,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	7,115,000	-
Payment of Issuance costs for Private Placement	(587,000)	-
Notes payable - Sellers	(601,000)	(377,000)
Capital lease obligations	(608,000)	(398,000)
Notes payable - Jr. Subordinated Debt	(115,000)	(130,000)
Notes payable - Revolver	4,787,000	(284,000)
Proceeds from notes payable - Term Loan PNC	3,900,000	-
Payments of notes payable - Term Loan PNC	(2,153,000)	(1,000,000)
Cash paid for deferred financing costs	(21,000)	(20,000)
Payments related to Lease Impairment	(101,000)	(96,000)
Dividends Paid	(359,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,257,000	(2,305,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,000)	40,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	577,000	537,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$490,000	$577,000

Supplemental cash flow information
Cash paid during the year for interest	$1,577,000	$1,895,000

Supplemental cash flow information
Cash paid during the year for income taxes	$64,000	$-

Supplemental schedule of non-cash investing and financing activities
Junior Subordinated Debt Converted to Common Stock	$5,204,000	$-

Property and equipment acquired under capital lease	$797,000	$827,000

Purchase of substantially all assets of Nassau Tool Works, Inc and assumption of liabilities in the acquisition as follows:
Fair Value of Tangible Assets acquired	$7,941,000
Intangible assets, subject to amortization	4,975,000
Goodwill	162,000
Liabilities assumed	(660,000)
Due to Old Nassau Tool	(518,000)
Common Stock	(300,000)
Cash paid for acquisition	$11,600,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group, Inc. (the "Company" or “AIRI”), a Delaware corporation, was incorporated on January 13, 2006.

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("Welding") and Nassau Tool Works, Inc. (“NTW”) which acquired certain assets and assumed certain liabilities on June 20, 2012.

  On October 2, 2012, the Company filed Form 10 with the Securities and Exchange Commission, (SEC).  This filing became effective sixty days after filing. The Company cleared all comments received from the SEC and received a no further comment letter in January 2013.  The Company is now required to resume all filings requirements of a public company.

Note 2. ACQUISITION

On March 15, 2012, the Company, through a newly created subsidiary, NTW, entered into a contract with an unrelated company formerly known as Nassau Tool Works, Inc. (“Old Nassau Tool”) and its shareholders (the “NTW Sellers”) to purchase substantially all of the assets of Old Nassau Tool, and to assume certain of its liabilities, for $12.0 million ($12,000,000), subject to positive or negative adjustments based on net working capital at closing.  The acquisition (the “NTW Acquisition”) was completed on June 20, 2012, and the assets, liabilities and the business of Old Nassau Tool is now operated through our  subsidiary, NTW. The two former shareholders of Old Nassau Tool have joined the management team of the Company pursuant to Employment Agreements.

The NTW Acquisition was financed by a combination of debt and equity. The Company increased its borrowings from its existing revolving loan and term facilities which have been expanded (see Note 9), and raised equity from a Private Placement during June 2012 (see Note 11).

Old Nassau Tool, founded in 1959, was a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. In recent years approximately 80% of its net sales were direct to the United States Government, specifically the United States Navy and Air Force.   AIRI believes that some of its products are ultimately shipped abroad to support foreign military sales by the United States Government. NTW supplies both individual components for repair and complete landing gear for refurbishment. The balance of NTW’s net sales involve machining, turning, deep-hole drilling, and trepanning projects for other aerospace manufacturers.

The NTW Acquisition results in a larger enterprise, with greater diversification of customers and aircraft platforms. The combined company has enhanced technical capabilities which the Company believes will lead to increased sales of landing gear product to its existing and prospective customers.

The NTW Acquisition was accounted for under ASC 805, “Business Combinations.”  The total purchase price was allocated to assets acquired and liabilities assumed based on a study of their relative fair values.  The final valuation has been completed.  The purchase price allocation is set forth below.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Tangible Assets acquired	$7,941,000
Intangible assets, subject to amortization	4,975,000
Goodwill	162,000
Liabilities assumed	(660,000)
Total	$12,418,000

The cost of the acquisition totaled $12,418,000.  The purchase price of the acquisition is as follows:

1.	At closing, the Old Nassau Tool was paid $11,400,000.
2.	The issuance of 66,667 shares of common stock valued at $300,000.
3.	$200,000 paid in July after the release of a lien on certain property and equipment purchased.
4.	$518,000 to be paid as a working capital adjustment. See below.

Post closing of the NTW Acquisition it was determined that an increase in the working capital adjustment in the amount of $518,000 was necessary and is reflected in the purchase price allocation above.  In addition, in July 2012, the Company paid $107,000 of liabilities of Old Nassau Tool not assumed under the acquisition agreement.  Such amount will either be repaid or offset against amounts owed to Old Nassau Tool or the NTW Sellers.  For financial statement purposes, such amount has been offset against the working capital adjustment.  At December 31, 2012, the amount due and payable to Old Nassau Tool totaled $411,000 and is included on the condensed consolidated balance sheet in accounts payable and accrued expenses.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. The Company's customers consist mainly of publicly- traded companies in the aerospace industry. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.

Principles of Consolidation

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or market.

AIM generally purchases inventory only when it has non-cancellable orders from its customers for finished goods. Welding generally produces pursuant to customer orders and maintains relatively low inventory levels. AIM occasionally produces finished goods in excess of purchase order quantities in anticipation of future demand; historically this excess has been used in fulfilling future purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairment of value.

The Company presents inventory net of progress billings in accordance with the specified contractual arrangements with the United States Government, which results in the transfer of title of the related inventory from the Company to the United States Government, when such progress payments are received.

Capitalized Engineering Cost

The Company has contractual agreements with customers to produce parts, which the customers design. Though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of the Company’s machines.  The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight line basis over the estimated length of the contract, or if shorter, three years.

If the Company is reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized. The Company may also progress bill customers for certain engineering costs being incurred. Such billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation and amortization. Repair and maintenance charges are expensed as incurred. Property, equipment, and improvements are depreciated using the straight-line method over the estimated useful lives of the assets or the particular improvements.  Expenditures for repairs and improvements in excess of $1,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit.

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2012 and 2011.

Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized using  the effective interest method over the term of the related debt.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

 The Company recognizes certain revenues under a bill and hold arrangement with one of its large customers.  To determine whether revenue can be recognized under any bill and hold arrangement, the Company makes an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition as follows:

•
The customer requests that the transaction be on a bill and hold basis.  A customer must initiate the request for any bill and hold arrangement.  Upon request for a bill and hold, the Company requires a signed letter from the customer upon which the customer specifically requests the bill and hold arrangement.  Upon receipt of the letter, the Company begins its evaluation process to determine whether a bill and hold arrangement can be granted.

•	The customer has made a fixed commitment to purchase the goods to be on hold in written documentation. All customers’ orders are through firm written purchase orders.

•
The goods are segregated from other inventory and are not available to fill any other customers’ orders.  The Company’s goods are made to customers’ or their customer’s specifications and could not be sold to others.

•
The risk of ownership has passed to the customer.  The product is complete and ready for shipment.  The earnings process is complete.  An internal evaluation is made as to whether the product is complete and ready for shipment.  This involves a review of the purchase order and a completed inspection process by the Company’s quality control department.

•	The date is determined by which the Company expects payment and the Company has not modified its normal billing and credit terms for this buyer. Payment is expected as if the goods had been shipped.

•
The customer has the expected risk of loss in the event of a decline in the market value of goods.  All goods are made to firm purchase orders with fixed prices.  Any decline in value would not affect the pricing of the goods. The Company has not at any point, agreed to a price reduction on a bill and hold arrangement.

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

Credit and Concentration Risks

There were three customers that represented 65.3% and 75.5% of total sales for the years ended December 31, 2012 and 2011, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2012	2011

1	27.6	44.4
2	26.3	19.2
3	11.4	11.9

There were three customers that represented 54.6% of gross accounts receivable at December 31, 2012 and five customers that represented 82.2% of gross accounts receivable at December 31, 2011.  This is set forth in the table below.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer	Percentage of Receivables
	December	December
	2012	2011

1	25.3	26.2
2	18.6	12.9
3	10.7	18.3
4	*	13.3
5	*	11.5

* Customer was less than 10% of receivables at December 31, 2012

During the year, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit.  The Company has not experienced any losses on these accounts.

AIM has several key sole-source suppliers of various parts that are important for one or more of our products. These suppliers are our only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide us parts for any reason, our business could be severely harmed.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2012	2011

Weighted average shares outstanding used to compute basic earning per share	4,680,581	3,579,114
Effect of dilutive stock options and warrants	78,665	140
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	4,759,246	3,579,254

The following securities have been excluded from the calculation as their effect would be anti-dilutive:

	December 31,
	2012	2011

Stock Options	11,948	291,316
Warrants	118,835	19,865
	130,783	311,181

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $453,000 relates to the acquisition of Welding  ($291,000) and the NTW Acquisition ($162,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

In September 2011, the FASB issued ASU 2011-08 (ASU 2011-08), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The update ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 for public entities, with early adoption permitted.   The Company adopted ASU 2011-08 effective October 1, 2011.  The adoption did not have a material effect on the Company’s financial position, results of operation or cash flows.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist.  As discussed above, the Company adopted ASU 2011-08 and performed a qualitative assessment in the fourth quarter of 2012 to determine whether it was more likely than not that the fair value of Welding and NTW was less than its carrying amount.

The Company has determined that there has been no impairment of goodwill at December 31, 2012 and 2011.

Freight Out

Freight out is included in operating expenses and amounted to $82,000 and $90,000 for the years ended December 31, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

 The Company adopted ASU 2011-04 (ASU 2011-04), “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).”  ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and was effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

  In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this guidance for the quarter ending March 31, 2013.

 The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications

 Certain account balances in 2011 have been reclassified to conform with the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ACCOUNTS RECEIVABLE

  The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2012	2011

Accounts Receivable Gross	$12,336,000	$6,992,000
Allowance for Doubtful Accounts	(705,000)	(950,000)
Accounts Receivable Net	$11,631,000	$6,042,000

The allowance for doubtful accounts for the years ended December 31, 2012 and 2011 is as follows:

	Balance at	Charged to Costs	Deductions From	Balance at End of
	Beginning of Year	and Expenses	Reserves	Year
Year ended December 31, 2012
Allowance for Doubtful Accounts	$950,000	$262,000	$507,000	$705,000
Year ended December 31, 2011
Allowance for Doubtful Accounts	$523,000	$427,000	$-	$950,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2012	2011

Raw Materials	$6,105,000	$5,209,000
Work In Progress	16,730,000	12,094,000
Finished Goods	6,653,000	7,021,000
Progress Payments Received	(525,000)	-
Inventory Reserve	(2,224,000)	(1,803,000)
Total Inventory	$26,739,000	$22,521,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value. The Company presents inventory net of progress billings in accordance with the specified contractual arrangements with the United States Government, which results in the transfer of title of the related inventory from the Company to the United States Government, when such progress payments are received.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2012	2011

Machinery and Equipment	$5,801,000	$3,700,000	5 - 8 years
Capital Lease Machinery and Equipment	4,503,000	3,877,000	5 - 8 years
Tools and Instruments	3,968,000	3,417,000	1.5 - 7 years
Automotive Equipment	55,000	55,000	5 years
Furniture and Fixtures	232,000	219,000	5 - 8 years
Leasehold Improvements	612,000	595,000	Term of Lease
Computers and Software	318,000	158,000	4-6 years
Total Property and Equipment	15,489,000	12,021,000
Less: Accumulated Depreciation	(9,606,000)	(8,050,000)
Property and Equipment, net	$5,883,000	$3,971,000

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $1,557,000 and $1,503,000, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	December 31,	December 31,
	2012	2011

Customer Relationships	$5,815,000	$890,000	5 to 14 years
Trade Names	770,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	-	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,310,000	2,335,000
Less: Accumulated Amortization	(1,421,000)	(728,000)
Intangible Assets, net	$5,889,000	$1,607,000

The expense for the amortization of the intangibles for the years ended December 31, 2012 and 2011 was approximately $693,000 and $168,000, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization of intangibles is as follows:

For the year ending	Amount
December 31, 2013	$1,163,000
December 31, 2014	1,163,000
December 31, 2015	1,163,000
December 31, 2016	1,163,000
December 31, 2017	616,000
Thereafter	621,000
Total	$5,889,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property comprising its corporate headquarters in Bay Shore, New York (the "Property") for a purchase price of $6,200,000.  The Company accounted for the transaction under the provisions of FASB ASC 840-40, “Leases – Sale-Leaseback Transactions.”  The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty year lease at approximately $38,000 per year.  The gain is included in Other Income in the accompanying Consolidated Statement of Operations. The unrecognized portion of the gain in the amount of $523,000 and $561,000 as of December 31, 2012 and 2011, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheet.

Simultaneous with the closing of the sale of the Property, the Company entered into a 20-year triple-net lease (the "Lease") with the Purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants AIM an option to renew the Lease for an additional period of five years. The Company has on deposit with the Purchaser $127,500 as security for the performance of its obligations under the Lease. In addition, the Company deposited $393,000 with the landlord as security for the completion of certain repairs and upgrades to the Property. This amount is included in the caption Deferred Finance costs, net, Deposit and Other Assets on the accompanying Consolidated Balance Sheet. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the Purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent.  See Note 13 Commitments and Contingencies.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2012	2011

Revolving credit notes payable to PNC Bank N.A. ("PNC") and
secured by substantially all assets	$15,667,000	$10,880,000
Term loan, PNC	3,748,000	2,000,000
Capital lease obligations	2,060,000	1,871,000
Notes payable to sellers of acquired business	1,376,000	1,976,000
Junior subordinated notes	1,000,000	6,320,000
Subtotal	23,851,000	23,047,000
Less: Current portion of notes and capital obligations	(19,211,000)	(14,055,000)
Notes payable and capital lease obligations, net of current portion	$4,640,000	$8,992,000

 PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility"), secured by substantially all of its assets.  Simultaneously with the NTW Acquisition, the Company entered into an amendment to the Loan Facility and paid an amendment fee of $50,000.  The Loan Facility now provides for maximum borrowings of $23,400,000 (increased from $19,000,000) consisting of the following:

(i)	a $18,000,000 revolving loan (includes inventory sub-limit of $12,250,000) and
(ii)	a $5,400,000 term loan.

   NTW is now one of the borrowers/obligors under the Loan Agreement.

The Company borrowed an additional $2,840,000 under the revolving loan as part of the NTW Acquisition. The revolving loan bears interest at (a) the sum of PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 2.00% or (b) the greater of the sum of the Eurodollar rate plus 3.5.  The revolving loan had an interest rate of 5.50% per annum at both December 31, 2012 and 2011, and an outstanding balance of $15,667,000 and $10,880,000, respectively. The maturity date of the revolving loan was extended from November 15, 2013 to November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The Company borrowed an additional $3,900,000 under the term loan as part of the NTW Acquisition.  The maturity date of the term loan was extended from December 2013 to June 2015 and bears interest, at the option of the Company equal to (a) the greater of (i) the sum of the PNC Rate plus 6.5% and (ii) 11.5%, with respect to Domestic Rate Loans or (b) the greater of (i) the sum of the Eurodollar Rate plus 8.5% and (ii) 10.5%, with respect to Eurodollar Rate Loans.  Repayment under the term loan shall consist of 36 consecutive monthly principal installments, the first 35 of which will be in the amount of $150,000 commencing on the first business day of July 2012, with the 36th and final payment of any unpaid balance of principal and interest payable on the first business day of June 2015.  Additionally, there is a mandatory prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended September 30, 2012, payable upon the delivery of the financial statements to PNC for such fiscal period, but no later than 45 days after the end of the fiscal period.   On November 16, 2012 the Company paid approximately $752,000 for the Excess cash Flow. As of December 31, 2012, the amount due for the Excess Cash Flow was calculated as $343,000. At December 31, 2012 and 2011, the balance due under the term loan was $3,748,000 and $2,000,000, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of both December 31, 2012 and 2011, the Company was in compliance with all terms of its credit facility with PNC.

The Loan Facility also is secured by all assets of the Company and the Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of December 31, 2012 the future minimum principal payments for the term loan are as follows

For the year ending	Amount
December 31, 2013	$2,143,000
December 31, 2014	1,605,000
PNC Term Loan Payable	3,748,000
Less: Current portion	(2,143,000)
Long-term portion	$1,605,000

Interest expense related to these credit facilities amounted to approximately $1,006,000 and $918,000 for the years ended December 31, 2012 and 2011, respectively.

On July16, 2012, the Company entered into the 18th amendment to its Credit Facility with PNC.  This amendment allowed for the repayment of $115,000 of our Junior Subordinated Notes (see discussion below).

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $2,060,000 and $1,871,000 as of December 31, 2012 and 2011, respectively, with various interest rates ranging from 7.0% to 9.5%.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2013	$900,000
December 31, 2014	613,000
December 31, 2015	397,000
December 30, 2016	293,000
December 31, 2017	142,000
Total future minimum lease payments	2,345,000
Less: imputed interest	(285,000)
Less: current portion	(757,000)
Total Long Term Portion	$1,303,000

Notes Payable - Sellers

As of December 31, 2012 and 2011, the balance owed to the sellers of Welding is:

	December 31,	December 31,
	2012	2011

Former Welding Stockholders	$1,376,000	$1,976,000
Less: Current Portion	(644,000)	(601,000)
Total long-term portion	$732,000	$1,375,000

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of Welding.   Our obligation under the Note is subordinate to our indebtedness to PNC.

     The Note and payment terms were adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of Welding.  It was agreed that all interest that had been accrued and not yet paid under prior arrangements would be capitalized into the principal balance of the note, making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At December 31, 2012 and 2011, the balance owed under the note was $1,376,000 and $1,976,000, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the future minimum payments for the note payable to the former stockholders of Welding are as follows:

For the year ending	Amount
December 31, 2013	$644,000
December 31, 2014	691,000
December 31, 2015	41,000
Former WMI Stockholders Notes Payable	1,376,000
Less: Current portion	(644,000)
Long-term portion	$732,000

Interest expense related to notes payable to the former stockholder was $119,000 and $149,000 for the year ended December 31, 2012 and 2011, respectively.

Junior Subordinated Notes

In 2008, the Company sold in a series of private placements to accredited investors $5,545,000 of principal in junior subordinated notes, together with 983,324 shares of its common stock  and 207,600 shares of Series B Convertible Preferred Stock (“Series B Preferred”), for a total purchase price of $5,545,000. The notes bear interest at the rate of 1% per month (or 12% per annum).

In the first quarter ended March 31, 2009, the Company sold in a private placement to accredited investors, an additional $445,000 of principal in notes together with 35,600 shares of our Series B Preferred for a total purchase price of $445,000.

In connection with the offering of the Company's junior subordinated notes and Series B Preferred which commenced in September 2008, the Company issued to Taglich Brothers, Inc. ("Taglich"), as placement agent, a junior subordinated note in the principal amount of $510,000 and 39,640 shares of Series B Preferred. The terms of the note issued to Taglich are identical to the notes.  In addition, the Company issued a warrant to purchase 137,138 shares of its Series B Preferred to Taglich.   In connection with the amounts raised in 2009, the Company issued Taglich 3,560 shares of Preferred Series B and issued to Taglich a note on the same terms as the Junior Subordinated Notes referred to above for commission of $44,500.

In conjunction with the Private Placement of our common stock to raise money for the NTW Acquisition, we solicited the holders of our Junior Subordinated Notes to convert their notes to Common Stock at a price of $6.00 per share.  On June 29, 2012, we issued 867,461 shares of our common stock in exchange for approximately $5,204,000 of our Junior Subordinated Notes. On July 26, 2012, we repaid $115,000 of our Junior Subordinated Notes along with the accrued interest thereon of approximately $1,000.

The due dates of the remaining notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC.

The balance owed at December 31, 2012 and 2011 amounted to $1,000,000 and $6,320,000, respectively.

  Interest expense amounted to $439,000 and $777,000 for the years ended December 31, 2012 and 2011, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2012	2011

Accounts Payable	$5,713,000	$6,553,000
Accrued Expenses	697,000	497,000
Due to Old Nassau Tool	411,000	-
Accrued Interest	138,000	169,000
Accrued Payroll	99,000	178,000
401K payable	19,000	35,000
	$7,077,000	$7,432,000

Note 11. STOCKHOLDERS' EQUITY

Common Stock Issuances

During June and July of 2012, the Company issued 1,185,851 shares of its Common Stock in a Private Placement to Accredited Investors.  The Company received $6,528,000 net of commissions and expenses.

Our agent, Taglich, received commissions in the amount of approximately $569,000, along with 12,000 shares of common stock, and Warrants to purchase approximately 119,000 shares of Common Stock at $6.30.  The Company also paid approximately $18,000 of legal fees on behalf of Taglich.

The proceeds from the sale of the Common Stock were used to finance the NTW Acquisition.

There were no shares issued during 2011.

Dividends

On October 17, 2012, the Board of Directors approved and the Company announced a quarterly dividend of $0.0625 per common share to be paid on November 15, 2012 to all shareholders of record as of the close of business on October 31, 2012. The approximate amount of the dividend paid was $359,000.

On March 11, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.0625 per common share to be paid on April 1, 2013 to all shareholders of record as of the close of business on March 15, 2013.  The approximate amount of the dividend is $359,000

Derivative Liability

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of FASB ASC 815, “Derivatives and Hedging.”

 As discussed above, the Company issued warrants to Taglich.  Such warrants contain “cashless exercise” provisions.  As a result, the value of the warrants has to be recognized as a liability.  In addition, the Company would be required to revalue the derivative liability at the end of each reporting period with the change in value reported on the statement of operations.  The Company did not account for the derivative liability in its financial statements as it was determined to not be material.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially all of the workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the "Union").  The contract expires on December 31, 2015. Medical benefits for union employees are provided through a policy with Insperity, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $267,000 and $282,000 for the years ended December 31, 2012 and 2011, respectively.

The Company adopted ASU No. 2011-09, "Compensation - Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan" ("ASU 2011-09"). ASU 2011-09 requires additional disclosures about an employer's participation in a multiemployer pension plan.  Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans.  For public entities, ASU 2011-09 was effective for annual periods for fiscal years ending after December 15, 2011.  ASU 2011-09 is applied retrospectively for all prior periods presented.  The Union’s retirement plan is a defined contribution plan.  As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan and no further disclosures are required. The adoption of ASU 2011-09 did not have a material impact on the Company's consolidated financial statements.

Others

All Company employees including those in the Union are covered under a co-employment agreement with Insperity.

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the "Plans"). Pursuant to the Plans, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to either Plan.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $1,570,000 and $1,376,000 for the years ended December 31, 2012 and 2011, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2012, the aggregate future minimum lease payments are as follows:

	Plant Avenue	Fifth Avenue	Lamar Street
For the year ending	Annual Rent	Annual Rent	Annual Rent	Total Rents
December 31, 2013	$596,000	$644,000	$360,000	$1,600,000
December 31, 2014	614,000	664,000	360,000	$1,638,000
December 31, 2015	633,000	684,000	360,000	$1,677,000
December 31, 2016	-	704,000	360,000	$1,064,000
December 31, 2017	-	725,000	360,000	$1,085,000
Thereafter	-	7,348,000	300,000	$7,648,000
Total Rents	$1,843,000	$10,769,000	$2,100,000	$14,712,000

The leases provide for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying balance sheet.

One of the Company’s former subsidiaries was located in the Plant Avenue facility and following discontinuing operations, a portion of the facility was vacant. The Company recorded a charge for $579,000 at December 31, 2009 representing the estimated discounted future cost of part of the Plant Avenue facility.

As of December 31, 2012, the estimated discounted future cost will be charged to expense as follows:

For the year ending	Amount
December 31, 2013	$85,000
December 31, 2014	71,000
December 31, 2015	56,000
Total future minimum lease payments	212,000
Less: current portion	(85,000)
Total Long-Term Portion	$127,000

On July 1, 2010, the Company entered into a sub-lease with a third party to rent a portion of the vacant space at the Plant Avenue facility.  Under the terms of the sub-lease, the sub-tenant would occupy approximately 17,787 square feet for the months of July 2010 through October 2010.  Beginning in November 2010, the sub-tenant would occupy approximately 27,787 square feet.  The space is being sub-leased for $3.00 per square foot, with a discount in the first month of 50%.  The sub-lease is a month-to-month lease and can be terminated by either party with 90 days written notice.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Sigma Metals, Inc. (“Sigma”):  Several former vendors to Sigma, a former subsidiary of the Company, had commenced legal action against Sigma seeking to recover amounts owed to them. All of these have been settled except for one that is still deciding whether to commence litigation seeking the recovery of approximately $71,000.  Settlement discussions have commenced with this vendor but there is not yet a definitive resolution.

Note 14. INCOME TAXES

The provision for income taxes as at December 31, are set forth below:

	2012	2011

Current
Federal	$1,093,000	$-
Federal AMT	-	57,000
State	354,000	-
Total Expense	1,447,000	57,000

Deferred
Federal	-	-
State	-	-
Total Deferred Taxes	-	-
Net Expense for Income Taxes	$1,447,000	$57,000

The following is a reconciliation of our income tax rate computed using the Federal statutory rate to our actual income tax rate as of December 31,

	2012	2011

Federal Tax Rate	34%	34%
Effect of State taxes	8%	6%
Net Operating Loss Carry Forward	-9%	-40%
Federal AMT	-	2%
Others	3%	-
Total	36%	2%

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of December 31, are set forth below:

	December 31,	December 31,
	2012	2011

Deferred tax assets:
Net operating loss carry forwards	$-	$289,000
Capital loss carry forwards	1,088,000	1,088,000
Bad debts	282,000	380,000
Stock based compensation - options and restricted stock	506,000	466,000
Capitalized engineering costs	447,000	356,000
Account payable, accrued expenses and reserves	9,000	9,000
Deferred rent	423,000	390,000
Amortization - NTW Transaction	138,000	-
Inventory - 263A adjustment	569,000	-
Lease Impairment	85,000	-
Deferred gain on sale of real estate	209,000	224,000
Section 1231 loss carryover	86,000	86,000
Total deferred tax assets before valuation allowance	3,842,000	3,288,000
Valuation allowance	(2,269,000)	(1,217,000)
Total deferred tax assets after valuation allowance	1,573,000	2,071,000

Deferred tax liabilities:
Property and equipment	(997,000)	(801,000)
Amortization - Welding Transaction	(576,000)	(643,000)
Inventory - 263A adjustment	-	(627,000)
Total Deferred Tax Liability	(1,573,000)	(2,071,000)

Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent on future earnings. Due to the uncertainty of realization of the net deferred tax assets, the Company has provided a valuation allowance. In assessing the realizability of it, management considers whether it is more likely than not that some or perhaps all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment.  The valuation allowance at December 31, 2012 and 2011 amounted to $2,269,000 and $1,217,000, respectively.

The Company has a capital loss carry forward from the sale of Sigma of $2,719,000 which will expire in fiscal 2015.

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2012, the Company has recorded an expense of $22,000 for underpayment penalties.  As of December 31, 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and state tax authorities.

Note 15. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

     During 2005, the Company's Board of Directors approved a stock option plan and reserved 25,000 shares of its Common Stock for issuance under the plan. The stock option plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants.

During the years ended December 31, 2012 and 2011, the Board of Directors approved the issuance of 21,000 and 15,000 options, respectively, to the non-employee members of the Company’s Board of Directors.  These options vested immediately.

The Company recorded expenses of $101,000 and $131,000 in its consolidated statement of operations for the years ended December 31, 2012 and 2011, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2012	2011
Risk-free interest rates	0.66 - 0.73%	1.80%
Expected life	5	5
Expected volatility	25%	25%
Dividend yield	-	-

Weighted-average grant date fair value per share	$1.31	$0.76

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture.  Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107.  In addition to the inputs referenced above regarding the option pricing model, the Company adjusts the stock-based compensation expense for estimated forfeiture rates that are revised prospectively according to forfeiture experience.  The stock volatility factor is based on the New York Stock Exchange ARCA Defense Index.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock options as of December 31, 2012, and changes during the two years then ended is presented below.

	Options	Wtd. Avg. Exercise Price
Balance, December 31, 2010	291,431	$10.68
Granted during the period	15,000	2.95
Exercised during the period	-	-
Terminated/Expired during the period	(115)	(105.39)
Balance, December 31, 2011	306,316	$10.27
Granted during the period	21,000	5.61
Exercised during the period	-	-
Terminated/Expired during the period	-	-
Balance, December 31, 2012	327,316	$9.97

Exercisable at December 31, 2012	326,736	$10.00

The following table summarizes information about stock options at December 31, 2012:

Range of Exercise Prices	Remaining Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - 5.00	293,766	3 years	$4.41
$5.01 - 90.00	19,350	5 years	$11.72
$90.01 - 100.00	5,888	2 years	$92.18
$100.01 - 110.00	833	1 years	$108.00
$110.01 - 170.00	3,529	1 years	$111.89
$170.01 - 200.00	3,950	2 years	$181.00
	327,316	3 years	$9.97

As of December 31, 2012, there was $357 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of four years.

The aggregate intrinsic value at December 31, 2012 was $0.  The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Warrants

The following tables summarize the Company's outstanding warrants as of December 31, 2012 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price
Balance, December 31, 2010	19,865	$99.26
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	-	-
Balance, December 31, 2011	19,865	$99.26
Granted during the period	118,585	6.30
Exercised during the period	-	-
Terminated/Expired during the period	(19,615)	99.97
Balance, December 31, 2012	118,835	$6.38

Exercisable at December 31, 2012	118,835	$6.38

The following table summarizes information about warrants at December 31, 2012:

Range of Exercise Prices	Warrants	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$ 0.00 - 10.00	118,585	4 years	$6.30
$ 10.00 - 50.00	250	1 year	$43.60
	118,835	1 year	$6.38

Note 16. RELATED PARTY TRANSACTIONS

In connection with the offering of the Company’s Common Stock to accredited investors in June and July 2012, our agent, Taglich, received commissions in the amount of approximately $569,000, along with 12,000 shares of common stock, and Warrants to purchase approximately 119,000 shares of Common Stock at $6.30.  The Company also paid approximately $18,000 of legal fees on behalf of Taglich.

Note  17. SEGMENT REPORTING

In accordance with FASB ASC 280, “Segment Reporting”, the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company is operating in three segments. AIM manufactures components and subassemblies for the defense and aerospace industry.  NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding provides specialty welding services and metal fabrications to the defense and commercial aerospace industry. While each of these segments service the same industries and a similar customer base, we evaluate the performance of each segment separately in deciding how to allocate resources and in accessing profitability. As discussed previously, the financial information of NTW, is only included as of the date of acquisition.  Financial information about the Company's operating segments for the years ended December 31, 2012 and 2011 are as follows:

AIR INDUSTRIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
		2012	2011

AIM
	Net Sales	$42,075,000	$42,668,000
	Gross Profit	8,218,000	8,013,000
	Pre Tax Income	4,181,000	3,527,000
	Assets	24,673,000	27,735,000

WMI
	Net Sales	14,907,000	11,077,000
	Gross Profit	4,030,000	2,915,000
	Pre Tax Income	1,501,000	1,288,000
	Assets	10,818,000	8,028,000

NTW
	Net Sales	7,233,000	-
	Gross Profit	2,610,000	-
	Pre Tax Income	963,000	-
	Assets	14,410,000	-

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(2,650,000)	(2,511,000)
	Assets	13,200,000	7,883,000

Consolidated
	Net Sales	64,215,000	53,745,000
	Gross Profit	14,858,000	10,928,000
	Pre Tax Income	3,995,000	2,304,000
	Provision for Taxes	1,447,000	57,000
	Net Income	2,548,000	2,247,000
	Elimination of Assets	(9,945,000)	(6,665,000)
	Assets	53,156,000	36,981,000