Form 10-Q
period 2013-03-31
AIR INDUSTRIES GROUP, INC.
filed 2013-05-10
CIK 1009891

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 000-29245

Air Industries Group, Inc.
(Exact name of Registrant as specified in its charter)

                  Delaware                                           20-4458244
 (State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

1479 N. Clinton Avenue Bay Shore, New York 11706
 (Address of principal executive offices)

(631) 968-5000
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer." "large accelerated filer" and
"smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer ☐           Accelerated filer ☐

      Non-accelerated filer (do not check if smaller reporting company) ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of May 3, 2013, the registrant had outstanding 5,711,093 shares of common stock.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

SIGNATURES	26

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act.  Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved.  Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

Index

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:	2

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2013
and 2012 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013
and 2012 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

Index

AIR INDUSTRIES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$966,000	$490,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $725,000 and $705,000	9,509,000	11,631,000
Inventory	27,464,000	26,739,000
Prepaid Expenses and Other Current Assets	420,000	546,000
Deposits - Customers	3,000	133,000
Total Current Assets	38,362,000	39,539,000

Property and Equipment, net	5,526,000	5,883,000
Capitalized Engineering Costs - net of Accumulated Amortization of $3,550,000 and $3,449,000	807,000	802,000
Deferred Financing Costs, net, deposit and other assets	676,000	590,000
Intangible Assets, net	5,598,000	5,889,000
Goodwill	453,000	453,000
TOTAL ASSETS	$51,422,000	$53,156,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$17,675,000	$19,211,000
Accounts Payable and Accrued Expenses	7,291,000	7,077,000
Lease Impairment - Current	82,000	85,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Dividends Payable	358,000	-
Income Taxes Payable	1,941,000	1,448,000

Total Current Liabilities	27,385,000	27,859,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	3,469,000	4,640,000
Lease Impairment - Net of Current Portion	108,000	127,000
Deferred Gain on Sale - Net of Current Portion	475,000	485,000
Deferred Rent	1,076,000	1,057,000

TOTAL LIABILITIES	32,513,000	34,168,000

Contingencies
Stockholders' Equity
Preferred Stock - Par Value $.001-Authorized 8,003,716 shares,
0 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively;	-	-
Common Stock - Par Value $.001-Authorized 20,000,000 shares, 5,711,093 and 5,711,093 Shares Issued and Outstanding as of March 31, 2013 and December 31, 2012, respectively	6,000	6,000
Additional Paid-In Capital	37,555,000	37,913,000
Accumulated Deficit	(18,652,000)	(18,931,000)
TOTAL STOCKHOLDERS' EQUITY	18,909,000	18,988,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,422,000	$53,156,000

See notes to consolidated financial statements

Index

AIR INDUSTRIES GROUP, INC.
Condensed Consolidated Statements of Income for the Three months ended March 31,
(Unaudited)

	2013	2012

Net Sales	$14,325,000	$16,038,000

Cost of Sales	10,678,000	12,767,000

Gross Profit	3,647,000	3,271,000

Operating Expenses	2,469,000	1,674,000

Income from Operations	1,178,000	1,597,000

Interest and financing costs	(385,000)	(497,000)
Other (expense) income, net	(25,000)	6,000
Income before provision for income taxes	768,000	1,106,000

Provision for income taxes	489,000	286,000

Net income	$279,000	$820,000

Income per share - basic	$0.05	$0.23
Income per share - diluted	$0.05	$0.23

Weighted average shares outstanding - basic	5,711,093	3,579,114
Weighted average shares outstanding - diluted	5,809,572	3,579,114

See notes to consolidated financial statements

Index

AIR INDUSTRIES GROUP, INC.
Condensed Consolidated Statements of Cash Flows For the Three months Ended March 31,
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$279,000	$820,000
Adjustments to Reconcile Net Income to Net
Cash provided by Operating Activities
Depreciation of property and equipment	403,000	356,000
Amortization of intangible assets	291,000	42,000
Amortization of capitalized engineering costs	101,000	110,000
Bad debt expense	27,000	86,000
Non-cash compensation expense	-	22,000
Amortization of deferred financing costs	15,000	13,000
Gain on sale of real estate	(10,000)	(10,000)
Adjustments to Lease Impairment	-	53,000

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	2,095,000	(1,844,000)
Inventory	(725,000)	856,000
Prepaid Expenses and Other Current Assets	126,000	(12,000)
Deposits	130,000	(41,000)
Other Assets	(100,000)	19,000
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	213,000	9,000
Deferred Rent	19,000	24,000
Income Taxes payable	493,000	223,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,357,000	726,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(107,000)	(77,000)
Purchase of property and equipment	(45,000)	(54,000)
Deposit for new property and equipment	-	(101,000)
NET CASH USED IN INVESTING ACTIVITIES	(152,000)	(232,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - Sellers	(157,000)	(146,000)
Capital lease obligations	(185,000)	(139,000)
Notes payable - Revolver	(1,914,000)	403,000
Payments of notes payable - Term Loan PNC	(450,000)	(250,000)
Payments related to Lease Impairment	(23,000)	(28,000)
NET CASH USED IN FINANCING ACTIVITIES	(2,729,000)	(160,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	476,000	334,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	490,000	577,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$966,000	$911,000

Schedule of noncash activities
Dividends payable	$358,000	$-

Supplemental cash flow information
Cash paid during the period for interest	$381,000	$437,000

Supplemental cash flow information
Cash paid during the period for income taxes	$-	$64,000

See notes to consolidated financial statements

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group, Inc. (the "Company" or “AIRI”), a Delaware corporation, was incorporated on January 13, 2006.

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("Welding") and Nassau Tool Works, Inc. (“NTW”).

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.  The Company's customers consist mainly of publicly traded companies in the aerospace industry.

Inventory Valuation

Inventory at March 31, 2013 and 2012 was computed based on a “gross profit” method.

The Company valued inventory at December 31, 2012 at the lower of cost on a first-in-first-out basis or market.

Credit and Concentration Risks

There were three customers that represented 59.3% and 67.9% of total sales for the three months ended March 31, 2013 and 2012, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

1	25.8	37.8
2	18.3	30.1
3	15.2	*

* Customer was less than 10% of sales for three months ended March 31, 2012

There were three customers that represented 51% and 54.6% of gross accounts receivable at March 31, 2013 and December 31, 2012, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March	December
	2013	2012
	(Unaudited)
1	19.1	18.6
2	17.0	25.3
3	14.9	10.7

The Company has occasionally maintained balances in its bank accounts that were in excess of the FDIC limit.  The Company has not experienced any losses on these accounts.

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AIM has several sole-source suppliers of various parts that are used in one or more of its products. If any of these sole source suppliers were to go out of business or be unable to provide it parts for any reason, AIM would be required to develop new suppliers or to re-engineer its products, or both, which could delay shipment of products and have a material adverse effect on its operating results

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	5,711,093	3,579,114
Effect of dilutive stock options and warrants	98,479	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	5,809,572	3,579,114

The following securities have been excluded from the calculation as their effect would be anti-dilutive:

	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Stock Options	12,548	306,336
Warrants	250	250
	12,798	306,586

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation amounted to $0 and $22,000 for the three months ending March 31, 2013 and 2012, respectively and was included in operating expenses on the accompanying Condensed Consolidated Statement of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $453,000 relates to the acquisition of Welding  ($291,000) and NTW Acquisition ($162,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2013 and December 31, 2012.

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Effective January 1, 2013, the Company adopted ASU 2013-01, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-01).   ASU 2013-01 requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of ASU 2013-01 did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications

Certain account balances in 2012 have been reclassified to conform to the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 3. ACCOUNTS RECEIVABLE

The components of accounts receivable are detailed as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts Receivable Gross	$10,234,000	$12,336,000
Allowance for Doubtful Accounts	(725,000)	(705,000)
Accounts Receivable Net	$9,509,000	$11,631,000

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Machinery and Equipment	$5,818,000	$5,801,000	5 - 8 years
Capital Lease Machinery and Equipment	4,503,000	4,503,000	5 - 8 years
Tools and Instruments	3,984,000	3,968,000	1.5 - 7 years
Automotive Equipment	55,000	55,000	5 years
Furniture and Fixtures	232,000	232,000	5 - 8 years
Leasehold Improvements	612,000	612,000	Term of Lease
Computers and Software	331,000	318,000	4-6 years
Total Property and Equipment	15,535,000	15,489,000
Less: Accumulated Depreciation	(10,009,000)	(9,606,000)
Property and Equipment, net	$5,526,000	$5,883,000

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $403,000 and $356,000, respectively.

Note 5. INTANGIBLE ASSETS

The components of the intangibles assets consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Customer Relationships	$5,815,000	$5,815,000
Trade Names	770,000	770,000
Technical Know-how	660,000	660,000
Non-Compete	50,000	50,000
Professional Certifications	15,000	15,000
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(1,712,000)	(1,421,000)
Intangible Assets, net	$5,598,000	$5,889,000

The expense for the amortization of the intangibles for the three months ended March 31, 2013 and 2012 was approximately $291,000 and $42,000, respectively.

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Revolving credit notes payable to PNC Bank N.A. ("PNC") and
secured by substantially all assets	$13,752,000	$15,667,000
Term loan, PNC	3,298,000	3,748,000
Capital lease obligations	1,875,000	2,060,000
Notes payable to sellers of acquired business	1,219,000	1,376,000
Junior subordinated notes	1,000,000	1,000,000
Subtotal	21,144,000	23,851,000
Less: Current portion of notes and capital obligations	(17,675,000)	(19,211,000)
Notes payable and capital lease obligations, net of current portion	$3,469,000	$4,640,000

 PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility"), secured by substantially all of its assets.  Simultaneously with the NTW Acquisition, the Company entered into an amendment to the Loan Facility and paid an amendment fee of $50,000.  The Loan Facility now provides for maximum borrowings of $23,400,000 consisting of the following:

(i)	a $18,000,000 revolving loan (includes inventory sub-limit of $12,250,000) and
(ii)	a $5,400,000 term loan.

The revolving loan bears interest at (a) the sum of PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 2.00% or (b) the greater of the sum of the Eurodollar rate plus 3.5.  The revolving loan had an interest rate of 5.50% per annum at both March 31, 2013 and December 31, 2012, and an outstanding balance of $13,752,000 and $15,667,000, respectively. The maturity date of the revolving loan is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loans and it then borrows according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The maturity date of the term loan is June 2015 and bears interest, at the option of the Company equal to (a) the greater of (i) the sum of the PNC Rate plus 6.5% and (ii) 11.5%, with respect to Domestic Rate Loans or (b) the greater of (i) the sum of the Eurodollar Rate plus 8.5% and (ii) 10.5%, with respect to Eurodollar Rate Loans.  Repayment under the term loan shall consist of 36 consecutive monthly principal installments, the first 35 of which will be in the amount of $150,000 commencing on the first business day of July 2012, with the 36th and final payment of any unpaid balance of principal and interest payable on the first business day of June 2015.  Additionally, there is a mandatory prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended September 30, 2012, payable upon the delivery of the financial statements to PNC for such fiscal period, but no later than 45 days after the end of the fiscal period.   As of March 31, 2013, the amount due for the Excess Cash Flow was calculated as $698,000. At March 31, 2013 and December 31, 2012, the balance due under the term loan was $3,298,000 and $3,748,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Loan Facility require that, among other things, the Company maintain certain financial ratios and levels of working capital. As of both March 31, 2013 and December 31, 2012, the Company was in compliance with all terms of its credit facility with PNC.

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

As of March 31, 2013 the future minimum principal payments for the term loan are as follows

For the twelve months ending	Amount
March 31, 2014	$2,498,000
March 31, 2015	800,000
PNC Term Loan Payable	3,298,000
Less: Current portion	(2,498,000)
Long-term portion	$800,000

Interest expense related to these credit facilities amounted to approximately $268,000 and $205,000 for the three months ended March 31, 2013 and 2012, respectively.

On July16, 2012, the Company entered into the 18th amendment to its Credit Facility with PNC.  This amendment allowed for the repayment of $115,000 of our Junior Subordinated Notes (see discussion below).

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,875,000 and $2,060,000 as of March 31, 2013 and December 31, 2012, respectively, with various interest rates ranging from 7.0% to 9.5%.

As of March 31, 2013, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
March 31, 2014	$900,000
March 31, 2015	488,000
March 31, 2016	396,000
March 31, 2017	241,000
March 31, 2018	95,000
Total future minimum lease payments	2,120,000
Less: imputed interest	(245,000)
Less: current portion	(769,000)
Total Long Term Portion	$1,106,000

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Notes Payable - Sellers

As of March 31, 2013 and December 31, 2012, the balance owed to the sellers of Welding is:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Former Welding Stockholders	$1,219,000	$1,376,000
Less: Current Portion	(656,000)	(644,000)
Total long-term portion	$563,000	$732,000

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of Welding.  Our obligation under the Note is subordinate to our indebtedness to PNC.

     The Note and payment terms were adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of Welding making the new balance of the Note $2,397,967.  Payments on the Note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At March 31, 2013 and December 31, 2012, the balance owed under the Note was $1,219,000 and $1,376,000, respectively.

As of March 31, 2013, the future minimum payments for the note payable to the former stockholders of Welding are as follows:

For the twelve months ending	Amount
March 31, 2014	$656,000
March 31, 2015	563,000
Former WMI Stockholders Notes Payable	1,219,000
Less: Current portion	(656,000)
Long-term portion	$563,000

  Interest expense related to notes payable to the former stockholder was $23,000 and $34,000 for the three months ended March 31, 2013 and December 31, 2012, respectively.

       Junior Subordinated Notes

In 2008 and 2009, the Company sold in a series of private placements to accredited investors $5,990,000 of principal in junior subordinated notes. The notes bear interest at the rate of 1% per month (or 12% per annum).

In connection with the offering of the Company's junior subordinated notes, the Company issued to Taglich Brothers, Inc. ("Taglich"), as placement agent, a junior subordinated note in the principal amount of $510,000. The terms of the note issued to Taglich are identical to the notes. In connection with the amounts raised in 2009, the Company issued to Taglich a note on the same terms as the Junior Subordinated Notes referred to above for commission of $44,500.

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

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The due dates of the remaining notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC.

The balance owed at both March 31, 2013 and December 31, 2012 amounted to $1,000,000.

Interest expense amounted to $30,000 and $191,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 7. STOCKHOLDERS' EQUITY

Common Stock Issuances

There were no shares issued during the three months ended March 31, 2013 and 2012.

Dividends

On March 11, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.0625 per common share to be paid on April 1, 2013 to all shareholders of record as of the close of business on March 15, 2013.  The approximate amount of the dividend was $358,000.

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

Note 8.  CONTINGENCIES

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

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. INCOME TAXES

The provision for income taxes as at March 31, are set forth below:

	2013	2012
	(Unaudited)	(Unaudited)
Current
Federal	$376,000	$-
Federal AMT	-	227,000
State	113,000	59,000
Total Expense	489,000	286,000

Deferred
Federal	-	-
State	-	-
Total Deferred Taxes	-	-
Net Expense for Income Taxes	$489,000	$286,000

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of March 31, 2013 and December 31 2012 are set forth below:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Deferred tax assets:
Capital loss carry forwards	$1,088,000	$1,088,000
Bad debts	290,000	282,000
Stock based compensation - options and restricted stock	506,000	506,000
Capitalized engineering costs	461,000	447,000
Account payable, accrued expenses and reserves	9,000	9,000
Deferred rent	430,000	423,000
Amortization - NTW Transaction	210,000	138,000
Inventory - 263A adjustment	734,000	569,000
Lease Impairment	76,000	85,000
Deferred gain on sale of real estate	205,000	209,000
Section 1231 loss carryover	86,000	86,000
Total deferred tax assets before valuation allowance	4,095,000	3,842,000
Valuation allowance	(2,608,000)	(2,269,000)
Total deferred tax assets after valuation allowance	1,487,000	1,573,000

Deferred tax liabilities:
Property and equipment	(928,000)	(997,000)
Amortization - Welding Transaction	(559,000)	(576,000)
Total Deferred Tax Liability	(1,487,000)	(1,573,000)

Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent on future earnings. Due to the uncertainty of realization of the net deferred tax assets, the Company has provided a valuation allowance. In assessing the realizability of it, management considers whether it is more likely than not that some or perhaps all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment.  The valuation allowance at March 31, 2013 and December 31, 2012 amounted to $2,608,000 and $2,269,000, respectively.

The Company has a capital loss carry forward from the sale of Sigma of $2,719,000 which will expire in fiscal 2015.

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  11. SEGMENT REPORTING

In accordance with FASB ASC 280, “Segment Reporting”, the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company is operating in three segments. AIM manufactures components and subassemblies for the defense and aerospace industry.  NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. The financial information of NTW is only included as of the date of acquisition (June 20, 2012). Welding provides specialty welding services and metal fabrications to the defense and commercial aerospace industry. While each of these segments service the same industries and a similar customer base, we evaluate the performance of each segment separately in deciding how to allocate resources and in accessing profitability. Financial information about the Company's operating segments for the three months ended March 31, 2013 and 2012 are as follows:

Index

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$7,478,000	$12,143,000
	Gross Profit	1,460,000	2,246,000
	Pre Tax Income	493,000	913,000
	Assets	23,871,000	27,721,000

WMI
	Net Sales	3,139,000	3,895,000
	Gross Profit	849,000	1,025,000
	Pre Tax (Loss) Income	(11,000)	492,000
	Assets	9,796,000	8,338,000

NTW
	Net Sales	3,708,000	-
	Gross Profit	1,338,000	-
	Pre Tax Income	493,000	-
	Assets	13,563,000	-

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(207,000)	(299,000)
	Assets	12,256,000	6,832,000

Consolidated
	Net Sales	14,325,000	16,038,000
	Gross Profit	3,647,000	3,271,000
	Pre Tax Income	768,000	1,106,000
	Provision for Taxes	489,000	286,000
	Net Income	279,000	820,000
	Elimination of Assets	(8,064,000)	(4,929,000)
	Assets	51,422,000	37,962,000

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2012 Form 10-K for and elsewhere in this report and the risks discussed in our other filings with the SEC that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

We became a publicly traded company in December 2005 in connection with our acquisition of AIM. In June 2007, we changed our name to Air Industries Group, Inc.  In addition to growing organically at AIM since becoming publicly-traded, we acquired Sigma Metals in April 2007 and Welding Metallurgy in August 2007, and acquired the business and operations now conducted by NTW in an asset acquisition in June 2012 (the “NTW Acquisition”).  In October 2008, we discontinued the operations of Sigma and subsequently liquidated or otherwise disposed of its assets. Consequently, we currently have three operating subsidiaries - AIM, WMI and NTW.  AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  The predecessor of NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments.

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

Index

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

Results of Operations

Three months ended March 31, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)
Net sales	$14,325,000	$16,038,000
Cost of sales	10,678,000	12,767,000
Gross profit	3,647,000	3,271,000
Operating and interest costs	2,854,000	2,171,000
Other income (expense) net	(25,000)	6,000
Income taxes	489,000	286,000
Net Income	$279,000	$820,000

Balance Sheet Data
	March 31, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$966,000	$490,000
Working capital	11,332,000	11,680,000
Total assets	51,422,000	53,156,000
Total stockholders' equity	18,909,000	18,988,000

Index

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Three Months Ended March 31,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$7,478,000	$12,143,000
	Gross Profit	1,460,000	2,246,000
	Pre Tax Income	493,000	913,000
	Assets	23,871,000	27,721,000

WMI
	Net Sales	3,139,000	3,895,000
	Gross Profit	849,000	1,025,000
	Pre Tax (Loss) Income	(11,000)	492,000
	Assets	9,796,000	8,338,000

NTW
	Net Sales	3,708,000	-
	Gross Profit	1,338,000	-
	Pre Tax Income	493,000	-
	Assets	13,563,000	-

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(207,000)	(299,000)
	Assets	12,256,000	6,832,000

Consolidated
	Net Sales	14,325,000	16,038,000
	Gross Profit	3,647,000	3,271,000
	Pre Tax Income	768,000	1,106,000
	Provision for Taxes	489,000	286,000
	Net Income	279,000	820,000
	Elimination of Assets	(8,064,000)	(4,929,000)
	Assets	51,422,000	37,962,000

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three months ended March 31, 2013 ("1st Qtr 2013") and March 31, 2012 ("1st Qtr 2012"). This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the 1st Qtr 2013, we had three segments operating segments, AIM, Welding Metallurgy and NTW, and separately report our corporate overhead.   For the 1st Qtr 2012, we had two operating segments, AIM and Welding Metallurgy, and separately report our corporate overhead.   We completed the NTW Acquisition on June 20, 2012. The results of NTW for 1st Qtr 2013 are included and reflected in the discussion below.

Index

Net Sales:

Consolidated net sales from operations for 1st Qtr 2013 were approximately $14,325,000, a decrease of $(1,713,000) or (10.7%) compared with $16,038,000 for 1st Qtr 2012. Net sales at AIM for 1st Qtr 2013 were $7,478,000, a decrease of approximately ($4,665,000) or (38.4%) compared with $12,143,000 for 1st Qtr 2012. The decrease in net sales at AIM is primarily attributable to a reduction in sales to Sikorsky and Goodrich Landing Gear Systems. Management believes the decline in sales results from the reduction in the budget for the department of defense commonly referred to as a sequestration. In addition AIM experienced delays in manufacturing product for the Navy’s E2-D aircraft. Net sales at Welding for 1st Qtr 2013 were $3,139,000 a decrease of approximately $(756,000) or (19.4%) compared with $3,895,000 for 1st Qtr 2012. Sales at NTW for 1st Qtr 2013 were $3,708,000. We acquired NTW on June 20, 2012

As indicated in the table below, three customers represented 59.3% and two customers represented 67.9% of total sales for the first quarter of 2013 and 2012, respectively.
Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	25.8	37.8
Goodrich Landing Gear Systems	18.3	30.1
United States Department of Defense	15.2	*

* Customer was less than 10% of sales for the quarter ended March 31, 2012

As indicated in the table below, three customers represented 51.0% and 54.6% of gross accounts receivable at March 31, 2013 and December 31, 2012, respectively.

Customer	Percentage of Receivables
	March	December
	2013	2012
	(Unaudited)
GKN Aerospace	19.1	18.6
Northrup Grumman Corporation	17.0	25.3
Goodrich Landing Gear Systems	14.9	10.7

Gross Profit:

●
Consolidated: Gross profit from operations for 1st Qtr  2013 increased by approximately $376,000 or 11.5%, to approximately $3,647,000 as compared to gross profit of $3,271,000 for the comparable period in 2012.

●
AIM: Gross profit for 1st Qtr  2013 at AIM decreased by approximately $(786,000) or (35%) to $1,460,000 as compared to $2,246,000 for the comparable period in 2012. The decrease in gross profit at AIM is attributable and comparable to lower sales, modestly offset by an increase in gross margin from approximately 18.5% to 19.5%.

●
WMI: Gross profit at Welding for 1st Qtr 2013 decreased by approximately $(176,000) or (17.2%) to $849,000 compared to $1,025,000 for the comparable period in 2012. The decrease in gross profit at WMI was primarily attributable to the decrease in sales.

●	NTW: Gross profit for 1st Qtr 2013 was $1,338,000.

Index

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for 1st Qtr 2013 totaled $2,469,000 and increased by $795,000 or 47.5% compared to $1,674,000 for 1st Qtr 2012. SG&A incurred by NTW, exclusive of SG&A allocated to it as a result of the determination to allocate corporate SG&A historically attributed to Air Industries Group, Inc (“AIRI”) to its subsidiaries as described herein, accounted for all of the increase. Beginning January 1, 2013, the Company began to allocate all of the corporate SG&A costs of AIRI to its subsidiaries based on projected sales for 2013. For 2013, these costs are allocated 50% to AIM and 25% to each of WMI and NTW. In the discussion below, for 2012, SG&A costs have been reclassified 75% to AIM and 25% to WMI based on actual sales.  The amount reclassified in 1st Qtr 2012 is approximately $284,000 to AIM and $95,000 to WMI.

The principal components of the SG&A costs were:

o
AIM: SG&A costs for 1st Qtr 2013 totaled approximately $795,000 a decrease of $(374,000) or (32.0%) compared to $1,169,000 for 1st Qtr 2012. The decline in SG&A costs at AIM results principally from a shifting of certain personnel from AIM to WMI. This reallocation accounted for 75.9% of the total decline in SG&A at AIM.  The balance of the decline is attributable to cost reductions at AIM.

o
WMI: SG&A costs for 1st Qtr 2013 totaled approximately $829,000 an increase of $324,000 or approximately 64.1% compared to $505,000 for 1st Qtr 2012. The increase in SG&A costs at Welding resulted primarily from the reallocation of corporate costs from AIRI ($215,000 or 66.4% of the increase) and a shifting of personnel from AIM to WMI ($109,000 or 33.6% of the increase). In June 2012 certain management personnel costs were reclassified from factory overhead to SG&A. The reclassification resulted from a determination that the nature of the services performed by certain individuals had evolved from production activities to more managerial activities.

o	NTW: SG&A costs totaled approximately $845,000 for 1st Qtr 2013.

Interest and financing costs were approximately $385,000 for 1st Qtr 2013, a decrease of approximately $(111,000) or (22.3%) as compared to $497,000 for the comparable period in 2012.  Interest expense decreased as a result of the conversion into common stock in June 2012 of the Company’s Junior Subordinated Notes which bore interest at 12%. This reduction was offset in part by increased borrowings from PNC Bank. The interest rate charged on the PNC debt is significantly lower than the rate on the Junior Subordinated Notes.

The provision for income taxes was approximately $489,000 for 1st Qtr 2013 compared to a provision of $286,000 for the comparable period in 2012. During the first quarter of 2012, the Company utilized nearly all of its available NOL’s and accordingly, is now subject to income tax at full statutory rates.

Net income for 1st Qtr 2013 was $279,000, a decrease of $(541,000) or (66.0%) compared to net income of $820,000 for the comparable period in 2012. The decrease in net income reflects the reduction in pretax income at AIM and WMI due to the reasons set forth above, partially offset by the contribution from NTW, and the increase in the Company’s effective tax rate as a result of the exhaustion of its NOL in the first quarter of 2012.

Index

Liquidity and Capital Resources

The Company is highly leveraged and relies upon its ability to continue to borrow from its bank lenders.  Substantially all of the assets of the Company are used as collateral under our existing loan agreements with our senior lender.  The Company is required to maintain a lockbox account with our senior lender, into which substantially all of the Company’s cash receipts are paid.  If our senior lender were to cease lending, the Company would lack funds to continue its operations.

In June 2012, in connection with the NTW Acquisition, we increased our equity by approximately $11,700,000 which allowed us to complete the NTW Acquisition with only a slight increase in our debt.  To increase our equity we concluded a private placement of our common stock at a price of $6.00 per share from which we derived net proceeds of $6,528,000, and the holders of $5,204,000 principal amount of our Junior Subordinated Notes converted the notes into 867,461 shares of our common stock.  To obtain the balance of the cash necessary to complete the NTW Acquisition in excess of the amount provided by the private placement, we increased our term loan with our senior lender by $3,900,000 from $1,500,000 to $5,400,000 and drew down on our revolving loan. Given that the rate of interest on our Junior Subordinated Notes exceeded that on our term loan and revolving loan, though the principal amount of our debt increased, the cost of carrying our debt decreased.  Significantly, we now have the benefit of the newly acquired operations of NTW to service this debt.  Thus, though we remain significantly leveraged, we believe our capacity to service our debt is much greater today than it was before the NTW Acquisition.  As of March 31, 2013, our debt for borrowed monies consisted of the revolving note due our senior lender in the amount of $13,752,000, the term loan due our senior lender in the amount of $3,298,000, a note due the sellers of WMI in the aggregate amount of $1,219,000, Junior Subordinated Notes of $1,000,000 and capitalized lease obligations of $1,875,000.

As of March 31, 2013, we had approximately $966,000 in cash of which approximately $358,000 was used to pay dividends on our Common Stock on April 1, 2013.

Anticipated uses of Cash

As a requirement of our Credit Facility substantially all of our cash receipts from operations are deposited into our lockbox account at our senior lender.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Facility.  Additionally, under the terms of our Term Loan Agreement with our senior lender, we are required to make 36 consecutive monthly principal installments, the first 35 of which will be in the amount of $150,000 which commenced on the first business day of July 2012, with the 36th and final payment of any unpaid balance of principal and interest payable on the first business day of June 2015.  Additionally, there is a mandatory prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended September 30, 2012, payable upon the delivery of the financial statements to our senior lender for such fiscal period, but no later than 45 days after the end of the fiscal period. On November 16, 2012 we paid our senior lender approximately $752,000 based on the Excess Cash Flow calculation. As of March 31, 2013, the Excess Cash Flow calculation indicates a payment due our senior lender of approximately $698,000.

As of March 31, 2013, there is approximately $518,000 due to NTW Dissolution, the party from which we acquired the business now operated by NTW.  This amount relates to a working capital adjustment based on the net working capital of NTW Dissolution as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due us for the payment of certain liabilities that were not assumed in the transaction.

We intend subject to the discretion of our Board o Directors and senior lender to continue to make quarterly dividend payments which began with the fourth quarter of 2012. A dividend payment of $0.0625 per share or approximately $360,000 was made on November 12, 2012 to shareholders of record as of October 31, 2012.  A second dividend payment was declared to all shareholders of record on March 15, 2013, and paid on April 1, 2013 in the amount of $0.0625 per share or approximately $358,000.

Index

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Cash Provided by (used in):
Operating activities	$3,357	$726
Investing activities	(152)	(232)
Financing activities	(2,729)	(160)
Net increase in cash and cash equivalents	$476	$334

Cash provided by operating activities

Cash provided by our operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the three months ended March 31, 2013 net cash provided by operating activities of $3.4 million was comprised of net income of $279,000 plus $2.3 million of cash provided by changes in working capital and adjustments for non-cash items of $827,000.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $403,000, amortization of capitalized engineering costs, intangibles and other items of $392,000, and bad debt expense of $27,000 representing all amounts more than 120 days past due. The increase in working capital primarily consisted of a net increase in Operating Assets of $1.5 million and a net increase in Operating Liabilities of $725,000.  The increase in Operating Assets was comprised of a decrease in accounts receivable of $2.1 million due to the timing of shipments to and cash receipts from customers, and a decrease in prepaid expenses and other current assets of $126,000 offset by an increase in inventory of $725,000.  The increase in Operating Liabilities was comprised of an increase in accounts payable and accrued expenses of $213,000 due to the timing of the receipt and payment of invoices, an increase in income taxes payable of $493,000 and a change in deferred rent of $19,000.

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

For the three months ended March 31, 2013 cash used in investing activities was $152,000.  This was comprised of $107,000 for capitalized engineering costs, and $45,000 for the purchase of property and equipment.

Cash provided by (used in) financing activities

Cash provided by (used in) financing activities consists of the net proceeds from the sale of our equity securities, and the borrowings and repayments under our credit facilities with our senior lender and repayment of our capital lease obligations and other notes payable.

For the three months ended March 31, 2013 cash used in financing activities was $2.7 million.  This was comprised of payments of $495,000 on our term loan, $185,000 of payments on our capital lease obligations, $157,000 for the payment of notes to the former shareholders of Welding Metallurgy, $1.9 million for the payment of our revolving credit facility, and $23,000 related to Lease Impairment.

Index

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Critical Accounting Policies

A description of our critical accounting policies can be found in our Form 10-K for the year ended December 31, 2012, which was filed on March 29, 2013.

Item 4. Controls and Procedures

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Accounting Officer.  Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our 2012 Form 10-K, which are incorporated by reference into this report.  Prospective investors are encouraged to consider the risks described in our 2012 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Result of Operation contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our common stock.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 19, 2013, we granted options to purchase 3,000 shares of common stock to each of our six non-employee directors pursuant to our 2010 Equity Incentive Plan. The options expire on April 18, 2018 and have an exercise price of $6.00 per share. The fair value as of the date of grant using the Black-Scholes-Merton option pricing model of the 3,000 options granted to each director was $4,214. The grant of these options was exempt from the registration requirements of the Securities Act under the exemptions provided by Section 4(2) of the Securites Act and Rule 506 of Regulation D promulgated thereunder.

Item 6 - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Principal Executive Officer   pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
___
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2013

AIR INDUSTRIES GROUP INC.

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata
President and Chief Executive Officer