Form 10-Q
period 2013-06-30
AIR INDUSTRIES GROUP, INC.
filed 2013-08-09
CIK 1009891

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 000-29245

Air Industries Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4458244 (IRS Employer Identification No.)

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

As of August 7, 2013, the registrant had outstanding 5,711,093 shares of common stock.

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

AIR INDUSTRIES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$955,000	$490,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $789,000 and $705,000	9,009,000	11,631,000
Inventory	28,247,000	26,739,000
Prepaid Expenses and Other Current Assets	357,000	546,000
Deposits - Customers	16,000	133,000
Total Current Assets	38,584,000	39,539,000

Property and Equipment, net	5,129,000	5,883,000
Capitalized Engineering Costs - net of Accumulated Amortization of $3,653,000 and $3,449,000	813,000	802,000
Deferred Financing Costs, net, deposit and other assets	560,000	590,000
Intangible Assets, net	5,308,000	5,889,000
Goodwill	453,000	453,000
TOTAL ASSETS	$50,847,000	$53,156,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$16,746,000	$19,211,000
Accounts Payable and Accrued Expenses	7,412,000	7,077,000
Lease Impairment - Current	78,000	85,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Dividends Payable	358,000	-
Income Taxes Payable	2,400,000	1,448,000

Total Current Liabilities	27,032,000	27,859,000

Long term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	3,382,000	4,640,000
Lease Impairment - Net of Current Portion	89,000	127,000
Deferred Gain on Sale - Net of Current Portion	466,000	485,000
Deferred Rent	1,094,000	1,057,000

TOTAL LIABILITIES	32,063,000	34,168,000

Contingencies
Stockholders' Equity
Preferred Stock Par Value $.001-Authorized 8,003,716 shares
Designated as Series "A" Convertible Preferred - $.001 par Value, 1,000 Shares Authorized 0 Shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	-	-
Designated as Series "B" Convertible Preferred -$.001 Par Value, 4,000,000 Shares Authorized, 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively; Liquidation Value, $ 0	-	-
Common Stock - $.001 Par, 20,000,000 Shares Authorized, 5,711,093 and 5,711,093 Shares Issued and Outstanding as of June 30, 2013 and December 31, 2012, respectively	6,000	6,000
Additional Paid-In Capital	37,203,000	37,913,000
Accumulated Deficit	(18,425,000)	(18,931,000)
TOTAL STOCKHOLDERS' EQUITY	18,784,000	18,988,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,847,000	$53,156,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Sales	$14,639,000	$15,240,000	$28,965,000	$31,278,000

Cost of Sales	11,009,000	11,804,000	21,687,000	24,570,000

Gross Profit	3,630,000	3,436,000	7,278,000	6,708,000

Operating Expenses	2,552,000	2,140,000	5,021,000	3,816,000

Income from operations	1,078,000	1,296,000	2,257,000	2,892,000

Interest and financing costs	(393,000)	(472,000)	(775,000)	(970,000)
Other (expense) income, net	(29,000)	(142,000)	(58,000)	(135,000)
Income before provision for income taxes	656,000	682,000	1,424,000	1,787,000

Provision for income taxes	430,000	363,000	919,000	648,000

Net income	$226,000	$319,000	$505,000	$1,139,000

Income per share - basic	$0.04	$0.09	$0.09	$0.31
Income per share - diluted	$0.04	$0.08	$0.09	$0.31

Weighted average shares outstanding - basic	5,711,093	3,703,011	5,711,093	3,641,062
Weighted average shares outstanding - diluted	5,789,157	3,783,324	5,799,374	3,670,457

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
Condensed Consolidated Statements of Cash Flows For the Six months Ended June 30,

	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$505,000	$1,139,000
Adjustments to Reconcile Net Income to Net
Cash provided by Operating Activities
Depreciation of property and equipment	801,000	715,000
Amortization of intangible assets	582,000	84,000
Amortization of capitalized engineering costs	203,000	225,000
Bad debt expense	91,000	241,000
Non-cash compensation expense	6,000	43,000
Amortization of deferred financing costs	30,000	27,000
Gain on sale of real estate	(19,000)	(19,000)
Adjustments to Lease Impairment	-	53,000

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	2,530,000	(3,680,000)
Inventory	(1,508,000)	1,280,000
Prepaid Expenses and Other Current Assets	189,000	143,000
Deposits	117,000	(124,000)
Other Assets	10,000	57,000
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	334,000	(735,000)
Deferred Rent	38,000	47,000
Income Taxes payable	952,000	586,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,861,000	82,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	-	(11,400,000)
Capitalized engineering costs	(214,000)	(162,000)
Purchase of property and equipment	(46,000)	(243,000)
Deposit for new property and equipment	-	(116,000)
NET CASH USED IN INVESTING ACTIVITIES	(260,000)	(11,921,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	-	6,885,000
Payment of Issuance costs for Private Placement	-	(553,000)
Notes payable - Sellers	(317,000)	(295,000)
Capital lease obligations	(374,000)	(282,000)
Note payable - Revolver	(2,132,000)	3,397,000
Proceeds from note payable - Term Loan	-	3,900,000
Payments of note payable - Term Loan	(900,000)	(500,000)
Cash paid for deferred financing costs	(10,000)	-
Payments related to Lease Impairment	(45,000)	(55,000)
Dividends Paid	(358,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,136,000)	12,497,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	465,000	658,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	490,000	577,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$955,000	$1,235,000

Schedule of noncash activities
Dividends payable	$358,000	$-

Supplemental cash flow information
Cash paid during the period for interest	$333,000	$860,000

Supplemental cash flow information
Cash paid during the period for income taxes	$-	$64,000

Supplemental schedule of non-cash investing and financing activities
Junior Subordinated Note Converted to Common Stock	$-	$5,204,000

Purchase of substantially all assets of Nassau Tool Works, Inc and assumption of liabilities in the acquisition as follows:
Fair Value of Tangible Assets acquired		$7,941,000
Intangible assets, subject to amortization		4,975,000
Goodwill		162,000
Liabilities assumed		(660,000)
Due to Seller of Old Nassau Tool		(718,000)
Common Stock		(300,000)
Cash paid for acquisition		$11,400,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group, Inc. (the "Company" or “AIRI”), a Delaware corporation, was incorporated on January 13, 2006.

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI") and Nassau Tool Works, Inc. (“NTW”).

Note 2. ACQUISITION

On July 1, 2013 the Company acquired certain assets including production equipment, inventory and intangible assets of Decimal Industries, Inc. (“Decimal”).  The acquisition (“Decimal Transaction”) was made by and the assets and business of Decimal will become part of WMI. Decimal is a long established Long Island based manufacturer of precision welded and brazed aerospace chassis and other components housing avionics, radars and other electronic devices in aircraft and naval vessels. Decimal’s customers include major aerospace contractors.

The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667, with a final payment in the amount of $46,766. The two owners of Decimal have become employees of AIRI and are under contract until June 2018. As part of the transaction, the facility of Decimal has been leased for 12 months until June 2014. It is our intention to combine and relocate the operations of Decimal into WMI’s facility in Hauppauge.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. WMI is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.  The Company's customers consist mainly of publicly- traded companies in the aerospace industry.

Inventory Valuation

Inventory at June 30, 2013 and 2012 was computed based on a “gross profit” method.

The Company valued inventory at December 31, 2012 at the lower of cost on a first-in-first-out basis or market.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There were three customers that represented 59.0% and two customers that represented 60.6% of total sales for the three months ended June 30, 2013 and 2012, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

1	28.0	33.7
2	17.7	31.2
3	13.5	*

* Customer was less than 10% of sales for the six months ended June 30, 2012

There were three customers that represented 59.2% and two customers that represented 64.9% of total sales for the six months ended June 30, 2013 and 2012, respectively.  This is set forth in the table below.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

1	30.2	29.0
2	17.1	31.6
3	11.7	*

* Customer was less than 10% of sales for the three months ended June 30, 2012

There were three customers that represented 48.7% and 54.6% of gross accounts receivable at June 30, 2013 and December 31, 2012, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June	December
	2013	2012
	(Unaudited)
1	23.1	18.6
2	15.5	10.7
3	10.1	*
4	**	25.3

* Customer was less than 10% of receivables at December 31, 2012
** Customer was less than 10% of receivables at June 30, 2013

The Company has occasionally maintained balances in its bank accounts that were in excess of the FDIC limit.  The Company has not experienced any losses on these accounts.

AIM has several sole-source suppliers of various parts that are used in one or more of our products. If any of these sole source suppliers were to go out of business or be unable to provide it parts for any reason, AIM would be required to develop new suppliers or to re-engineer our products, or both, which could delay shipment of products and have a material adverse effect on our operating results.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculation for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	5,711,093	3,703,011	5,711,093	3,641,062
Effect of dilutive stock options and warrants	78,064	80,313	88,281	29,395
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	5,789,157	3,783,324	5,799,374	3,670,457

The following securities have been excluded from the calculation as their effect would be anti-dilutive:
	June 30,	June 30.
	2013	2012
	(Unaudited)	(Unaudited)
Stock Options	12,548	15,548
Warrants	118,835	250
	131,383	15,798

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation amounted to $6,000 and $21,000 for the three months ending June 30, 2013 and 2012, respectively, and $6,000 and $43,000 for the six months ending June 30, 2013 and 2012 respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statement of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $453,000 relates to the acquisition of WMI  ($291,000) and the acquisition of the assets acquired by NTW (the "NTW Acquisition") ($162,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2013 and December 31, 2012.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02).   ASU 2013-02 requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013.  The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Reclassifications

Certain account balances in 2012 have been reclassified to conform with the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable are detailed as follows:

	June 30.	December 31,
	2013	2012
	(Unaudited)
Accounts Receivable Gross	$9,798,000	$12,336,000
Allowance for Doubtful Accounts	(789,000)	(705,000)
Accounts Receivable Net	$9,009,000	$11,631,000

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Machinery and Equipment	$5,818,000	$5,801,000	5 - 8 years
Capital Lease Machinery and Equipment	4,503,000	4,503,000	5 - 8 years
Tools and Instruments	3,984,000	3,968,000	1.5 - 7 years
Automotive Equipment	55,000	55,000	5 years
Furniture and Fixtures	232,000	232,000	5 - 8 years
Leasehold Improvements	612,000	612,000	Term of Lease
Computers and Software	331,000	318,000	4-6 years
Total Property and Equipment	15,535,000	15,489,000
Less: Accumulated Depreciation	(10,406,000)	(9,606,000)
Property and Equipment, net	$5,129,000	$5,883,000

Depreciation expense for the three months ended June 30, 2013 and 2012 was approximately $398,000 and $359,000, respectively.  Depreciation expense for the six months ended June 30, 2013 and 2012 was approximately $801,000 and $715,000, respectively.

Note 6. INTANGIBLE ASSETS

The components of the intangibles assets consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Customer Relationships	$5,815,000	$5,815,000
Trade Names	770,000	770,000
Technical Know-how	660,000	660,000
Non-Compete	50,000	50,000
Professional Certifications	15,000	15,000
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(2,002,000)	(1,421,000)
Intangible Assets, net	$5,308,000	$5,889,000

Amortization expense for the three months ended June 30, 2013 and 2012 was approximately $291,000 and $42,000, respectively.  Amortization expense for the six months ended June 30, 2013 and 2012 was approximately $582,000 and $84,000, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC") and
secured by substantially all assets	$13,535,000	$15,667,000
Term loan, PNC	2,848,000	3,748,000
Capital lease obligations	1,686,000	2,060,000
Notes payable to sellers of acquired business	1,059,000	1,376,000
Junior subordinated notes	1,000,000	1,000,000
Subtotal	20,128,000	23,851,000
Less: Current portion of notes and capital obligations	(16,746,000)	(19,211,000)
Notes payable and capital lease obligations, net of current portion	$3,382,000	$4,640,000

 PNC Bank N.A. ("PNC")

On June 27, 2013, the Company entered into an Amended and Restated Revolving Credit, Term Loan, and Security Agreement with PNC (the “Loan Facility”), secured by substantially all of its assets..  The Company paid an amendment fee of $10,000.  The Loan Facility now provides for maximum borrowings of $20,847,604 consisting of the following:

(i)	a $18,000,000 revolving credit note (includes inventory sub-limit of $12,500,000);
(ii)	a $2,847,604 term loan; and
(iii)	includes the assets acquired from Decimal as part of the collateral.

Under the terms of the Amended and Restated Revolving Credit, Term Loan, and Security Agreement, the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans or (b) the greater of the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect of Eurodollar Rate Loans.   Prior to the amendment the revolving credit note bore interest at (a) the sum of PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 2.00% or (b) the greater of the sum of the Eurodollar rate plus 3.5%.  The revolving credit note had an interest rate of 4.0 % and 5.50% per annum at June 30, 2013 and December 31, 2012, respectively, and an outstanding balance of $13,535,000 and $15,667,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the balance owed under the revolving credit note and we then borrow according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving credit note contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the balance owed under the revolving credit note is classified with the current portion of notes and capital lease obligations.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Amended and Restated Revolving Credit, Term Loan, and Security Agreement, the maturity date of the term loan is the first business day (as defined) of January 2015. The term loan now bears interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three and one half of one percent (3.50%) with respect to Eurodollar Rate Loans. Prior to the amendment the term loan bore interest, at the option of the Company equal to (a) the greater of (i) the sum of the PNC Rate plus 6.5% and (ii) 11.5%, with respect to Domestic Rate Loans or (b) the greater of (i) the sum of the Eurodollar Rate plus 8.5% and (ii) 10.5%, with respect to Eurodollar Rate Loans.  Repayment under the term loan shall consist of 19 consecutive monthly principal installments, the first 18 of which will be in the amount of $150,000 commencing on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, upon a request from PNC no later than the last day of any applicable fiscal quarter, there is a prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), payable upon the delivery of the financial statements for such fiscal period to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended June 30, 2013.  At June 30, 2013 and December 31, 2012, the balance due under the term loan was $2,848,000 and $3,748,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in an amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio.  In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility.  As of both June 30, 2013 and December 31, 2012, the Company was in compliance with all terms of its Loan Facility with PNC.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of June 30, 2013 the future minimum principal payments for the term loan are as follows:

For the twelve months ending	Amount
June 30, 2014	$1,800,000
June 30, 2015	1,048,000
PNC Term Loan Payable	2,848,000
Less: Current portion	(1,800,000)
Long-term portion	$1,048,000

Interest expense related to these credit facilities amounted to approximately $272,000 and $205,000 for the three months ended June 30, 2013 and 2012, respectively, and $540,000 and $410,000 for the six months ended June 30, 2013 and 2012, respectively.

On July16, 2012, the Company entered into the 18th amendment to its Credit Facility with PNC.  This amendment allowed for the repayment of $115,000 of our Junior Subordinated Notes (see discussion below).

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,686,000 and $2,060,000 as of June 30, 2013 and December 31, 2012, respectively, with various interest rates ranging from 7.0% to 9.5%.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
June 30, 2014	$861,000
June 30, 2015	401,000
June 30, 2016	397,000
June 30, 2017	189,000
June 30, 2018	47,000
Total future minimum lease payments	1,895,000
Less: imputed interest	(209,000)
Less: current portion	(744,000)
Total Long Term Portion	$942,000

On July 1, 2013, the Company satisfied approximately $454,000 of capital leases that had maturities of less than one year remaining. This satisfaction of these leases allowed the Company to pledge as collateral to PNC, the equipment that was previously leased under the capital leases.

    Notes Payable - Sellers

As of June 30, 2013 and December 31, 2012, the balance owed to the sellers of WMI is:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Former Welding Stockholders	$1,059,000	$1,376,000
Less: Current Portion	(667,000)	(644,000)
Total long-term portion	$392,000	$732,000

In connection with the acquisition of WMI on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of WMI.   Our obligation under the Note is subordinate to our indebtedness to PNC.

     The Note and payment terms were adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of WMI making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At June 30, 2013 and December 31, 2012, the balance owed under the note was $1,059,000 and $1,376,000, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the future minimum payments for the note payable to the former stockholders of WMI are as follows:

For the twelve months ending	Amount
June 30, 2014	$667,000
June 30, 2015	392,000
Former WMI Stockholders Notes Payable	1,059,000
Less: Current portion	(667,000)
Long-term portion	$392,000

Interest expense related to notes payable to the former stockholder was $21,000 and $31,000 for the three months ended June 30, 2013 and 2012, respectively and $44,000 and $65,000 for the six months ended June 30, 2013 and 2012 respectively.

Junior Subordinated Notes

In 2008 and 2009, the Company sold in a series of private placements to accredited investors $5,990,000 of principal amount in Junior Subordinated Notes. The notes bear interest at the rate of 1% per month (or 12% per annum).

In connection with the offering of the Company's Junior Subordinated Notes, the Company issued to Taglich Brothers, Inc. ("Taglich Brothers"), as placement agent, a Junior Subordinated Note in the principal amount of $510,000. The terms of the note issued to Taglich Brothers are identical to the notes. In connection with the amounts raised in 2009, the Company issued to Taglich Brothers a Junior Subordinated Note on the same terms as the Junior Subordinated Notes referred to above for commission of $44,500.

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

The due dates of the remaining Junior Subordinated Notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC.

The balance owed at June 30, 2013 and December 31, 2012 amounted to $1,000,000.

Interest expense amounted to $30,000 and $188,000 for the three months ended June 30, 2013 and 2012, respectively, and $60,000 and $379,000 for the six months ended June 30, 2013 and 2012, respectively.

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. STOCKHOLDERS' EQUITY

Common Stock Issuances

There were no shares issued during the three and six months ended June 30, 2013 and 2012.

Dividends

On March 11, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.0625 per common share paid on April 1, 2013 to all shareholders of record as of the close of business on March 15, 2013.  The approximate amount of the dividend was $358,000.

On June 20, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.0625 per common share paid on July 5, 2013 to all shareholders of record as of the close of business on July 1, 2013.  The approximate amount of the dividend was $358,000.

Stock Options

On June 3, 2013, the Board of Directors adopted the Company’s 2013 Equity Incentive Plan (“2013 Plan”).  The 2013 Plan is virtually identical to and is intended to replace, the Company’s 2010 Equity Incentive Plan. The proposal to approve the 2013 Plan was approved by the affirmative vote of the Company’s stockholders on July 29, 2013.

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

In connection with the private placement to raise money for the NTW Acquisition, the Company issued warrants to Taglich Brothers.  Such warrants contain “cashless exercise” provisions.  As a result, the value of the warrants has to be recognized as a liability.  In addition, the Company would be required to revalue the derivative liability at the end of each reporting period with the change in value reported on the statement of operations.  The Company did not account for the derivative liability in its financial statements as it was determined to not be material.

Note 9.  CONTINGENCIES

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

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. INCOME TAXES

The provision for income taxes as at June 30, are set forth below:

	2013	2012
	(Unaudited)	(Unaudited)
Current
Federal	$707,000	$485,000
State	212,000	163,000
Total Expense	919,000	648,000

Deferred
Federal	-	-
State	-	-
Total Deferred Taxes	-	-
Net Expense for Income Taxes	$919,000	$648,000

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of June 30, 2013 and December 31 2012 are set forth below:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Deferred tax assets:
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	86,000	86,000
Bad debts	315,000	282,000
Stock based compensation - options and restricted stock	509,000	506,000
Capitalized engineering costs	474,000	447,000
Account payable, accrued expenses and reserves	9,000	9,000
Deferred rent	438,000	423,000
Amortization - NTW Transaction	277,000	138,000
Inventory - 263A adjustment	747,000	569,000
Lease Impairment	67,000	85,000
Deferred gain on sale of real estate	202,000	209,000
Total deferred tax assets before valuation allowance	4,212,000	3,842,000
Valuation allowance	(2,770,000)	(2,269,000)
Total deferred tax assets after valuation allowance	1,442,000	1,573,000

Deferred tax liabilities:
Property and equipment	(896,000)	(997,000)
Goodwill - NTW Transaction	(4,000)	-
Amortization - Welding Transaction	(542,000)	(576,000)
Total Deferred Tax Liability	(1,442,000)	(1,573,000)

Net deferred tax asset	$-	$-

Due to the uncertainty of realization of the net deferred tax assets, the Company has provided a valuation allowance. In assessing the realizability of it, management considers whether it is more likely than not that some or perhaps all of the deferred tax assets will not be realized. The valuation allowance will be reversed at such time that realization is believed to be more likely than not.  The valuation allowance at June 30, 2013 and December 31, 2012 amounted to $2,770,000 and $2,269,000, respectively.

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

The Company is operating in three segments. AIM manufactures components and subassemblies for the defense and aerospace industry.  NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. The financial information of NTW is only included as of the date of acquisition (June 20, 2012). WMI provides specialty welding services and metal fabrications to the defense and commercial aerospace industry. While each of these segments service the same industries and a similar customer base, we evaluate the performance of each segment separately in deciding how to allocate resources and in accessing profitability.

Beginning January 1, 2013, the Company began to allocate all of the corporate selling and general and administrative costs of AIRI to each of its three subsidiaries. For 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW. For 2012, such costs have been reclassified to reflect an allocation of AIRI corporate costs to its subsidiaries. These were reclassified 75% to AIM and 25% to WMI. (NTW was acquired on June 20, 2012).

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the three months ended June 30, 2013 and 2012 are as follows:

Three Months Ended June 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$8,188,000	$11,585,000
	Gross Profit	1,599,000	2,193,000
	Pre Tax Income	594,000	794,000
	Assets	23,645,000	27,159,000

WMI
	Net Sales	3,307,000	3,142,000
	Gross Profit	894,000	1,044,000
	Pre Tax Income	7,000	165,000
	Assets	9,477,000	8,746,000

NTW
	Net Sales	3,144,000	513,000
	Gross Profit	1,137,000	199,000
	Pre Tax Income	228,000	154,000
	Assets	13,247,000	13,366,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(173,000)	(431,000)
	Assets	11,074,000	16,860,000

Consolidated
	Net Sales	14,639,000	15,240,000
	Gross Profit	3,630,000	3,436,000
	Pre Tax Income	656,000	682,000
	Provision for Taxes	430,000	363,000
	Net Income	226,000	319,000
	Elimination of Assets	(6,596,000)	(13,860,000)
	Assets	50,847,000	52,271,000

AIR INDUSTRIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the six months ended June 30, 2013 and 2012 are as follows:

Six Months Ended June 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$15,666,000	$23,728,000
	Gross Profit	3,059,000	4,439,000
	Pre Tax Income	1,088,000	1,706,000
	Assets	23,645,000	27,159,000

WMI
	Net Sales	6,446,000	7,037,000
	Gross Profit	1,743,000	2,069,000
	Pre Tax (Loss) Income	(5,000)	658,000
	Assets	9,477,000	8,746,000

NTW
	Net Sales	6,853,000	513,000
	Gross Profit	2,476,000	199,000
	Pre Tax Income	721,000	154,000
	Assets	13,247,000	13,366,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(380,000)	(731,000)
	Assets	11,074,000	16,860,000

Consolidated
	Net Sales	28,965,000	31,278,000
	Gross Profit	7,278,000	6,707,000
	Pre Tax Income	1,424,000	1,787,000
	Provision for Taxes	919,000	648,000
	Net Income	505,000	1,139,000
	Elimination of Assets	(6,596,000)	(13,860,000)
	Assets	50,847,000	52,271,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Form 10-K for the year ended December 31, 2012, which was filed on March 29, 2013, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

We acquired Welding Metallurgy, Inc (“WMI”) in August 2007 and the business and operations now conducted by Nassau Tool Works, Inc (“NTW”) in an asset acquisition in June 2012 (the “NTW Acquisition”). We acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition on July 1, 2013 (the “Decimal Acquisition”). The assets and business of Decimal Industries were purchased by and the business has become part of our WMI subsidiary. Consequently, we currently have three operating subsidiaries - Air Industries Machining Corp. (“AIM”), WMI and NTW.

AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  The predecessor of NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. Decimal Industries was founded in 1968, and it principal business is the fabrication of precision sheet metal assemblies for the aerospace industry.

The aerospace and defense market is highly competitive and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the aerospace and defense industries continue to consolidate and major contractors seek to streamline their supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to produce more complex and complete assemblies for our customers

Our ability to operate profitably is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely satisfactory basis at costs that enable us to generate a profit based upon the agreed upon contract price.  Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time.  Thus, when submitting bids we are required to estimate our future costs of productions and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacement spare parts for aircraft already in the fleet of the armed services, or for the production of new aircraft. Recent reductions to the Defense Department budget commonly referred to as Sequestration have reduced the demand for both production and replacement spares. This reduced demand has reduced our sales. The impact has been felt most severely at Air Industries Machining Corp, and to a lesser degree at our other subsidiaries.

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2013 and June 30, 2012.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the six months ended June 30, 2013, and 2012, we had three operating segments, AIM, WMI and NTW, and separately reported our corporate overhead.  We completed the NTW Acquisition on June 20, 2012. The results of NTW for the period June 20, to June 30, 2012 are included and reflected in the discussion below. The Decimal Acquisition was completed on July 1, 2013, consequently there was no impact from the Decimal Acquisition in the financial results discussed below.

Results of Operations

Three months ended June 30, 2013 (“2nd Qtr 2013”) and 2012 (“2nd Qtr 2012”):

Selected Financial Information:

Statement of Operations Data

	2013	2012
Net sales	$14,639,000	$15,240,000
Cost of sales	11,009,000	11,804,000
Gross profit	3,630,000	3,436,000
Operating and interest costs	2,945,000	2,612,000
Other income (expense) net	(29,000)	(142,000)
Income taxes	430,000	363,000
Net Income	$226,000	$319,000

Balance Sheet Data
	June 30, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$955,000	$490,000
Working capital	11,552,000	11,680,000
Total assets	50,847,000	53,156,000
Total stockholders' equity	18,784,000	18,988,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Three Months Ended June 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$8,188,000	$11,585,000
	Gross Profit	1,599,000	2,193,000
	Pre Tax Income	594,000	794,000
	Assets	23,645,000	27,159,000

WMI
	Net Sales	3,307,000	3,142,000
	Gross Profit	894,000	1,044,000
	Pre Tax Income	7,000	165,000
	Assets	9,477,000	8,746,000

NTW
	Net Sales	3,144,000	513,000
	Gross Profit	1,137,000	199,000
	Pre Tax Income	228,000	154,000
	Assets	13,247,000	13,366,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(173,000)	(431,000)
	Assets	11,074,000	16,860,000

Consolidated
	Net Sales	14,639,000	15,240,000
	Gross Profit	3,630,000	3,436,000
	Pre Tax Income	656,000	682,000
	Provision for Taxes	430,000	363,000
	Net Income	226,000	319,000
	Elimination of Assets	(6,596,000)	(13,860,000)
	Assets	50,847,000	52,271,000

Net Sales:

Consolidated net sales from operations for 2nd Qtr 2013 were approximately $14,639,000, a decrease of $(601,000) or (3.9%) compared with $15,240,000 for 2nd Qtr 2012. Net sales at AIM for the 2nd Qtr 2013 were $8,188,000, a decrease of approximately ($3,397,000) or (29.3%) compared with $11,585,000 for 2nd Qtr 2012. The decrease in net sales at AIM is primarily attributable to a reduction of sales to Sikorsky and Goodrich Landing Gear Systems. Management believes the decline in sales to these customers resulted from the reduction in the defense department budget commonly referred to as Sequestration. In addition AIM continued to experience delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers. Net sales at Welding for 2nd Qtr 2013 were $3,307,000 a decrease of approximately $165,000 or 5.3% compared with $3,142,000 for 2nd Qtr 2012. Net sales at NTW were $3,144,000 compared with net sales of $ 513,000 for the period June 21 to June 30, 2012. We acquired NTW on June 20, 2012.

As indicated in the table below, three customers represented 59.0% and two customers represented 60.6% of total sales for the 2nd Qtr 2013 and 2012, respectively.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	30.2	29.0
Goodrich Landing Gear Systems	17.1	31.6
United States Department of Defense	11.7	*

* Customer was less than 10% of sales for the three months ended June 30, 2012

Gross Profit:

●
Consolidated: Gross profit from operations for 2nd Qtr 2013 increased by approximately $194,000 or 5.6%, to approximately $3,630,000 or approximately 24.8% of sales as compared to gross profit of $3,436,000 or approximately 22.6% for the comparable period in 2012.The increase in gross profit results from the inclusion of NTW for the entire quarter of 2013. NTW earns a greater gross profit margin on sales than our other subsidiaries.

●
AIM: Gross profit for 2nd Qtr 2013 at AIM decreased by approximately $(594,000) or (27.1%) to $1,599,000 as compared to $2,193,000 for the comparable period in 2012. The decrease in gross profit at AIM is attributable to and declined by a comparable percentage as the decrease in net sales.

●
WMI: Gross profit at Welding for 2nd Qtr 2013 decreased by approximately $(150,000) or (14.4%) to $894,000 for 2012 compared to $1,044,000 for the comparable period in 2012. The decrease in gross profit at WMI was attributable in part to lower sales, offset in part to an increase in gross margin resulting from the reclassification of costs of certain personnel to General and Administrative expense from indirect labor.

●	NTW: Gross profit for 2nd Qtr 2013 was $1,137,000.

 Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for 2nd Qtr 2013 totaled $2,552,000 and increased by $412,000 or 19.3% compared to $2,140,000 for 2nd Qtr 2012. SG&A costs at NTW accounted for all of the increase. Beginning January 1, 2013, the Company began to allocate all of the corporate SG&A costs of Air Industries Group, Inc to AIM, WMI and NTW. For 2013 these are allocated 50% to AIM and 25% to each of WMI and NTW. For 2012 SG&A costs have been reclassified to reflect an allocation of AIRI corporate costs of 75% to AIM and 25% to WMI. (NTW was acquired on June 20, 2012). The amount reclassified in 2nd QTR 2012 is approximately $304,000 to AIM and $101,000 to WMI.

The principal components of SG&A costs were:

o
AIM: SG&A costs for the 2nd Qtr 2013 totaled approximately $787,000 and decreased by $(152,000) or (16.2%) compared to $939,000 for comparable period 2012. The decline in SG&A costs at AIM results from the reclassification of AIRI corporate costs described above and from other cost reductions.

o	WMI: SG&A costs for the 2nd Qtr 2013 totaled approximately $855,000 and increased by $104,000 or approximately 14.3% compared to $751,000 for the comparable period in 2012.

o	NTW: SG&A costs totaled approximately $910,000 for the 2nd Qtr 2013. SG&A costs were $ 44,000 for the period June 20 to June 30, 2012.

Interest and financing costs were approximately $393,000 for 2nd Qtr 2013, a decrease of approximately $(79,000) or (16.7%) as compared to $472,000 for the comparable period in 2012.  Interest expense decreased principally as a result of the conversion into common stock in June 2012 of $5.2 million of the Company’s Junior Subordinated Notes which bore interest at 12%. The decrease was offset primarily by increased loan balances to PNC related to the NTW Acquisition. The interest rate charged on the PNC debt incurred at the time of the conversion is significantly lower than the rate on the Junior Subordinated Notes.

The provision for income taxes was approximately $430,000 for 2nd Qtr 2013 compared to a provision of $363,000 for 2nd Qtr 2012.

Net income for 2nd Qtr 2013 was $226,000, a decrease of $(93,000) or (29.2%) compared to net income of $319,000 for the comparable period in 2012. The decrease in net income reflects the reduction in pretax income at AIM and WMI due to the reasons set forth above, partially offset by the contribution from NTW.

Six Months ended June 30, 2013 (“1st Half 2013”) and 2012 (“1st Half 2012”):

Selected Financial Information:

Statement of Operations Data

	2013	2012
Net sales	$28,965,000	$31,278,000
Cost of sales	21,687,000	24,570,000
Gross profit	7,278,000	6,708,000
Operating and interest costs	5,796,000	4,786,000
Other income (expense) net	(58,000)	(135,000)
Income taxes	919,000	648,000
Net Income	$505,000	$1,139,000

Balance Sheet Data
	June 30,2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$955,000	$490,000
Working capital	11,552,000	11,680,000
Total assets	50,847,000	53,156,000
Total stockholders' equity	18,784,000	18,988,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Six Months Ended June 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$15,666,000	$23,728,000
	Gross Profit	3,059,000	4,439,000
	Pre Tax Income	1,088,000	1,706,000
	Assets	23,645,000	27,159,000

WMI
	Net Sales	6,446,000	7,037,000
	Gross Profit	1,743,000	2,069,000
	Pre Tax (Loss) Income	(5,000)	658,000
	Assets	9,477,000	8,746,000

NTW
	Net Sales	6,853,000	513,000
	Gross Profit	2,476,000	199,000
	Pre Tax Income	721,000	154,000
	Assets	13,247,000	13,366,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(380,000)	(731,000)
	Assets	11,074,000	16,860,000

Consolidated
	Net Sales	28,965,000	31,278,000
	Gross Profit	7,278,000	6,707,000
	Pre Tax Income	1,424,000	1,787,000
	Provision for Taxes	919,000	648,000
	Net Income	505,000	1,139,000
	Elimination of Assets	(6,596,000)	(13,860,000)
	Assets	50,847,000	52,271,000

Net Sales:

Consolidated net sales from operations for the six months ended June 30, 2013 were approximately $28,965,000, a decrease of $(2,313,000) or (7.4%) compared with $31,278,000 for six months ended June 30, 2012. Net sales at AIM for the six months ended June 30, 2013 were $15,666,000, a decrease of approximately ($8,062,000) or (34.0%) compared with $23,728,000 for six months ended June 30, 2012. The decrease in net sales at AIM is primarily attributable to a reduction of sales to Sikorsky and Goodrich Landing Gear Systems. Management believes a substantial portion of the decline in net sales at AIM during the 1st Half 2013 resulted from the reduction in the defense department budget commonly referred to as Sequestration. In addition AIM continued to experience delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers. Net sales at Welding for six months ended June 30, 2013 were $6,446,000 a decrease of approximately $(591,000) or (8.4%) compared with $7,037,000 for six months ended June 30, 2012. Net sales at NTW were $6,853,000 compared with net sales of $ 513,000 for the period June 20, the date of the NTW Acquisition, to June 30, 2012. We acquired NTW on June 20, 2012.

As indicated in the table below, three customers represented 59.2% and two customers represented 64.9% of total sales for the 1st Half 2013 and 2012, respectively.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	28.0	33.7
Goodrich Landing Gear Systems	17.7	31.2
United States Department of Defense	13.5	*

* Customer was less than 10% of sales for the six months ended June 30, 2012

As indicated in the table below, three customers represented 48.7% and 54.6% of gross accounts receivable at June 30, 2013 and December 31, 2012, respectively.

Customer	Percentage of Receivables
	June	December
	2013	2012
	(Unaudited)
GKN Aerospace	23.1	18.6
Goodrich Landing Gear Systems	15.5	10.7
Sikorsky Aircraft	10.1	*
Northrup Grumman Corporation	**	25.3

* Customer was less than 10% of receivables at December 31, 2012
** Customer was less than 10% of receivables at June 30, 2013

It should be noted that Sikorsky Aircraft and Goodrich Landing Gear Systems are both units of United Technologies Corporation.

Gross Profit:

●
Consolidated: Gross profit from operations for the six months ended June 30, 2013 increased by approximately $570,000 or 8.5% to approximately $7,278,000 or approximately 25.1% of sales as compared to gross profit of $6,708,000 or approximately 21.4% for the comparable period in 2012.The increase in gross profit results from the inclusion of NTW for the entire six month period in 2013 which offset the decline in gross profit at both AIM and WMI.

●
AIM: Gross profit for the six months ended June 30, 2013 at AIM decreased by approximately $(1,380,000) or (31.1%) to $3,059,000 as compared to $4,439,000 for the comparable period in 2012. The decrease in gross profit at AIM is attributable to and declined by a comparable percentage as the decline in net sales.

●
WMI: Gross profit at Welding for six months ended June 30, 2013 decreased by approximately $(326,000) or (15.8%) to $1,743,000 for the six months ended June 30, 2013 compared to $2,069,000 for the comparable period in 2012. The decrease in gross profit at WMI was attributable to lower sales, offset in part by an increase in gross margin resulting from the reclassification of costs of certain personnel from indirect labor – factory overhead expense - to General and Administrative expense. This reclassification was made in June 2012.

●	NTW: Gross profit for six months ended June 30, 2013 was $2,476,000.

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the six months ended June 30, 2013 totaled $5,021,000 and increased by $1,205,000 or 31.6% compared to $3,816,000 for the comparable period in 2012. SG&A costs at NTW accounted for all of the increase. Beginning January 1, 2013, the Company began to allocate all of the corporate SG&A costs of Air Industries Group, Inc. to its three subsidiaries. For 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW. For 2012 SG&A costs have been reclassified to reflect an allocation of AIRI corporate SG&A costs of 75% to AIM and 25% to WMI. (NTW was acquired on June 20, 2012). The amount reclassified for the 1st Half 2012 is approximately $588,000 to AIM and $196,000 to WMI.

The principal components of SG&A costs were:

o
AIM: SG&A costs for the six months ended June 30, 2013 totaled approximately $1,582,000 and decreased by $(243,000) or (13.3%) compared to $1,825,000 for comparable period in 2012. The decline in SG&A costs at AIM results from the reclassification of AIRI corporate SG&A costs described above and from other cost reductions.

o
WMI: SG&A costs for the six months ended June 30, 2013 totaled approximately $1,684,000 and increased by $522,000 or approximately 45.0% compared to $1,161,000 for the comparable period in 2012.  A portion of this increase is related to the allocation of corporate expenses to WMI.

o	NTW: SG&A costs totaled approximately $1,755,000 for six months ended June 30, 2013. SG&A costs were $44,000 for the period June 20 to June 30, 2012.

Interest and financing costs were approximately $775,000 for the six months ended June 30, 2013, a decrease of approximately $(195,000) or (20.1%) as compared to $970,000 for the comparable period in 2012.  Interest expense decreased principally as a result of the conversion into common stock in June 2012 of $5.2 million of the Company’s Junior Subordinated Notes which bore interest at 12%. The decrease was offset primarily by increased loan balances to PNC related to the NTW Acquisition. The interest rate charged on the PNC debt incurred at the time of the conversion is significantly lower than the rate on the Junior Subordinated Notes.

The provision for income taxes was approximately $919,000 for six months ended June 30, 2013 compared to a provision of $648,000 for the comparable period in 2012. The increase in income tax despite a decrease in income before tax results from the use of net operating loss carry-forwards reducing income taxes in 2012 which were not available in 2013.

Net income for six months ended June 30, 2013 was $505,000, a decrease of $(634,000) or (55.7%) compared to net income of $1,139,000 for the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged and relies upon its ability to continue to borrow from PNC.  Substantially all of the assets of the Company are used as collateral under our existing loan agreements with PNC.  The Company is required to maintain a lockbox account with PNC, into which substantially all of the Company’s cash receipts are paid.  If PNC were to cease lending, the Company would lack funds to continue its operations.

On June 27, 2013, the Company entered into an Amended and Restated Revolving Credit, Term Loan, and Security Agreement (“Loan Facility”) with PNC.  The Loan Facility now provides for maximum borrowings under a revolving loan of $18,000,000 (includes an inventory sub-limit of $12,500,000) but limited to the borrowing base as defined and a term loan in the amount of $2,847,604.  The Company paid an amendment fee of $10,000. This amendment reduced our interest rate on the term loan from 11.5% per annum to 5.0% per annum. The interest rate on our revolving credit line, which is referenced, was also reduced from 5.5% per annum to 4.0% per annum.

On July 1, 2013 the Company acquired certain assets including production equipment, inventory and intangible assets of Decimal.  The acquisition was made by and Decimal will become a division of WMI. The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667, with a final payment in the amount of $46,766. As part of the transaction, the facility of Decimal has been leased for 12 months until June 2014. It is our intention to combine and relocate the operations of Decimal with our WMI facility in Hauppauge.

As of June 30,  2013, our debt for borrowed monies in the amount of $20,128,000 consisted of the revolving credit note due to PNC in the amount of $13,535,000, the term loan due to PNC in the amount of $2,848,000, a note due the sellers of WMI in the aggregate amount of $1,059,000, Junior Subordinated Notes of $1,000,000 and capitalized lease obligations of $1,686,000. This represents a reduction in our debt for borrowed monies at June 30, 2012 of $24,063,000, when the revolving note due to PNC was $14,278,000, the term loan due to PNC was $5,400,000, the note due the sellers of WMI was $1,681,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $1,589,000.

On July 1, 2013, coincident with the Decimal Acquisition, we retired capital leases in the amount of $454,000 that had maturities of less than one year remaining and took title to the equipment that had been leased. We pledged this equipment to PNC as collateral supporting the term loan. The equipment acquired in the Decimal Transaction was also pledged as collateral to PNC.

As of June 30, 2013, we had approximately $955,000 in cash of which approximately $358,000 was used to pay dividends on our Common Stock on July 5, 2013.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are required to be deposited into our lockbox account at PNC.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Note.  Repayment under the term loan shall consist of 19 consecutive monthly principal installments, the first 18 of which will be in the amount of $150,000 and which commenced on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, upon a request from PNC no later than the last day of any applicable fiscal quarter, there is a prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), payable upon the delivery of our financial statements for such fiscal period to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended June 30, 2013.

As of June 30, 2013, there is approximately $518,000 due to NTW Dissolution, the party from which we acquired the business now operated by NTW.  This amount relates to a working capital adjustment based on the net working capital of NTW Dissolution as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due to Air Industries Group for the payment of certain liabilities that were not assumed in the transaction.

Subject to the discretion of our Board of Directors, and compliance with our senior lender’s loan covenants, we intend to continue to make quarterly dividend payments which began with the fourth quarter of 2012. A dividend payment of $0.0625 per share or approximately $360,000 was made on November 12, 2012 to shareholders of record as of October 31, 2012.  A second dividend payment was declared to all shareholders of record on March 15, 2013, and paid on April 1, 2013 in the amount of $0.0625 per share or approximately $358,000. A third dividend payment was declared to all shareholders of record on July 1, 2013, and paid on July 5, 2013 in the amount of $0.0625 per share or approximately $358,000.

On July 1, 2013, the Company fully satisfied  approximately $454,000 of capital leases that had maturities of less than one year remaining. This repayment of these leases allowed the Company to pledge as collateral to PNC, the equipment that was previously leased under these capital leases.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Cash Provided by (used in):
Operating activities	$4,861	$82
Investing activities	(260)	(11,921)
Financing Activities	(4,136)	12,497
Net increase in cash and cash equivalents	$465	$658

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the six months ended June 30, 2013 our net cash provided by operating activities of $4.9 million was comprised of net income of $505,000 plus $2.7 million of cash provided by changes in operating assets and liabilities and adjustments for non-cash items of $1,694,000.  Adjustments for non-cash items consisted of depreciation of property and equipment of $801,000, amortization of capitalized engineering costs, intangibles and other items of $815,000, bad debt expense of $91,000 representing all amounts more than 120 days past due, and non-cash compensation of $6,000. These non- cash items were offset by $19,000 in the deferred gain on the sale of real estate.  The increase in operating assets and liabilities consisted of a net decrease in Operating Assets of $1.3 million and a net increase in Operating Liabilities of $1.3 million.  The decreases in Operating Assets were comprised of decreases in accounts receivable of $2.5 million due to the timing of shipments to and cash receipts from customers and prepaid expenses and other current assets of $306,000 offset by an increase in inventory of $1.5 million.  The net increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $334,000 due to the timing of the receipt and payment of invoices, income taxes payable of $952,000 and a change in deferred rent of $38,000.

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

For the six months ended June 30, 2013 cash used in investing activities was $260,000.  This was comprised of $214,000 for capitalized engineering costs, and $46,000 for the purchase of property and equipment.

Cash provided by (used in) financing activities

Cash provided by (used in) financing activities consists of the net proceeds from the sale of our equity securities, and the borrowings and repayments under our credit facilities with our senior lender and repayment of our capital lease obligations and other notes payable.

For the six months ended June 30, 2013 cash used in financing activities was $4.1 million.  This was comprised of repayments on our term loan of $900,000, $374,000 for the repayment of capital lease obligations, $317,000 for the repayment of notes to the former shareholders of WMI, $2.1 million for the repayment of our revolving credit facility, $358,000 for dividends and $45,000 related to Lease Impairment.

 OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2013.

Critical Accounting Policies

A description of our critical accounting policies can be found on in our Form 10-K for the year ended December 31, 2012, which was filed on March 29, 2013.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 19, 2013, we granted options to purchase 3,000 shares of common stock to each of our six non-employee directors pursuant to our 2010 Equity Incentive Plan. The options expire on April 18, 2018 and have an exercise price of $6.00 per share. The fair value as of the date of grant using the Black-Scholes-Merton option pricing model of the 3,000 options granted to each director was $4,214. The grant of these options was exempt from the registration requirements of the Securities Act under the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Dated: August 9, 2013

AIR INDUSTRIES GROUP, INC.

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata
President and Chief Executive Officer