Form 10-Q
period 2013-09-30
AIR INDUSTRIES GROUP
filed 2013-11-13
CIK 1009891

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 000-29245

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of November 1, 2013, the registrant had outstanding 5,844,093 shares of common stock.

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

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$771,000	$490,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $987,000 and $705,000	10,548,000	11,631,000
Inventory	28,135,000	26,739,000
Prepaid Expenses and Other Current Assets	186,000	546,000
Deposits - Customers	8,000	133,000
Total Current Assets	39,648,000	39,539,000

Property and Equipment, net	5,652,000	5,883,000
Capitalized Engineering Costs - net of Accumulated Amortization of $3,766,000 and $3,449,000	801,000	802,000
Deferred Financing Costs, net, deposit and other assets	591,000	590,000
Intangible Assets, net	5,017,000	5,889,000
Deferred Tax Asset	1,625,000	-
Goodwill	453,000	453,000
TOTAL ASSETS	$53,787,000	$53,156,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$19,626,000	$19,211,000
Accounts Payable and Accrued Expenses	7,222,000	7,077,000
Lease Impairment - Current	75,000	85,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Dividends Payable	716,000	-
Income Taxes Payable	1,199,000	1,448,000

Total Current Liabilities	28,876,000	27,859,000

Long term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	2,661,000	4,640,000
Lease Impairment - Net of Current Portion	72,000	127,000
Deferred Gain on Sale - Net of Current Portion	456,000	485,000
Deferred Rent	1,113,000	1,057,000

TOTAL LIABILITIES	33,178,000	34,168,000

Contingencies
Stockholders' Equity
Preferred Stock Par Value $.001-Authorized 8,003,716 shares
Designated as Series "A" Convertible Preferred - $.001 par Value, 1,000 Shares Authorized 0 Shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	-	-
Designated as Series "B" Convertible Preferred -$.001 Par Value, 4,000,000 Shares Authorized, 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; Liquidation Value, $ 0	-	-
Common Stock - $.001 Par, 20,000,000 Shares Authorized, 5,711,093 and 5,711,093 Shares Issued and Outstanding as of September 30, 2013 and December 31, 2012, respectively	6,000	6,000
Additional Paid-In Capital	36,495,000	37,913,000
Accumulated Deficit	(15,892,000)	(18,931,000)
TOTAL STOCKHOLDERS' EQUITY	20,609,000	18,988,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,787,000	$53,156,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Sales	$16,052,000	$15,558,000	$45,016,000	$46,835,000

Cost of Sales	12,309,000	11,724,000	33,996,000	36,295,000

Gross Profit	3,743,000	3,834,000	11,020,000	10,540,000

Operating Expenses	2,712,000	2,379,000	7,733,000	6,190,000

Income from operations	1,031,000	1,455,000	3,287,000	4,350,000

Interest and financing costs	(281,000)	(452,000)	(1,027,000)	(1,422,000)
Other (expense) income, net	(11,000)	(2,000)	(97,000)	(137,000)
Income before provision for income taxes	739,000	1,001,000	2,163,000	2,791,000

(Benefit from) Provision for income taxes	(1,795,000)	387,000	(876,000)	1,036,000

Net income	$2,534,000	$614,000	$3,039,000	$1,755,000

Income per share - basic	$0.44	$0.11	$0.53	$0.40
Income per share - diluted	$0.43	$0.11	$0.52	$0.40

Weighted average shares outstanding - basic	5,711,093	5,706,510	5,711,093	4,334,570
Weighted average shares outstanding - diluted	5,854,015	5,790,555	5,828,037	4,407,356

See notes to consolidated financial statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30,

	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,039,000	$1,755,000
Adjustments to Reconcile Net Income to Net
Cash provided by Operating Activities
Depreciation of property and equipment	1,242,000	1,128,000
Amortization of intangible assets	872,000	402,000
Amortization of capitalized engineering costs	316,000	340,000
Bad debt expense	275,000	64,000
Non-cash compensation expense	15,000	88,000
Amortization of deferred financing costs	46,000	42,000
Gain on sale of real estate	(28,000)	(28,000)
Deferred Income Taxes	(1,625,000)	-
Adjustments to Lease Impairment	-	53,000

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	807,000	(1,307,000)
Inventory	(1,295,000)	454,000
Prepaid Expenses and Other Current Assets	359,000	83,000
Deposits	125,000	(11,000)
Other Assets	(37,000)	(3,000)
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	(362,000)	(1,219,000)
Deferred Rent	56,000	71,000
Income Taxes payable	(249,000)	973,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,556,000	2,885,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	(468,000)	(11,600,000)
Capitalized engineering costs	(316,000)	(209,000)
Purchase of property and equipment	(136,000)	(471,000)
Deposit for new property and equipment	-	(81,000)
NET CASH USED IN INVESTING ACTIVITIES	(920,000)	(12,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	-	7,115,000
Payment of Issuance costs for Private Placement	-	(587,000)
Notes payable - Sellers	(479,000)	(447,000)
Capital lease obligations	(899,000)	(426,000)
Notes payable-Jr. Subordinated Debt	-	(115,000)
Note payable - Revolver	1,164,000	2,950,000
Proceeds from note payable - Term Loan	-	3,900,000
Payments of note payable - Term Loan	(1,350,000)	(2,273,000)
Cash paid for deferred financing costs	(10,000)	(20,000)
Payments related to Lease Impairment	(65,000)	(78,000)
Dividends Paid	(716,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,355,000)	10,019,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	281,000	543,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	490,000	577,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$771,000	$1,120,000

Supplemental cash flow information
Cash paid during the period for interest	$935,000	$1,225,000

Supplemental cash flow information
Cash paid during the period for income taxes	$1,061,000	$64,000

Supplemental schedule of non-cash investing and financing activities
Junior Subordinated Note Converted to Common Stock	$-	$5,204,000

Dividends payable	$716,000	$-

Purchase of substantially all assets of Nassau Tool Works, Inc and assumption of liabilities in the acquisition as follows:
Fair Value of Tangible Assets acquired	$-	$7,941,000
Intangible assets, subject to amortization	-	4,975,000
Goodwill	-	162,000
Liabilities assumed	-	(660,000)
Due to Seller of Old Nassau Tool	-	(518,000)
Common Stock	-	(300,000)
Cash paid for acquisition	$-	$11,600,000

Purchase of certain assets of Decimal Industries, Inc
Fair Value of Tangible Assets acquired	$975,000	$-
Due to Sellers of Decimal Industries	(507,000)	-
Cash paid for acquisition	$468,000	$-

See notes to consolidated financial statements

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

On August 30, 2013, Air Industries Group, Inc. (“Air Industries Delaware”) changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its recently formed wholly-owned subsidiary, Air Industries Group, a Nevada corporation (“Air Industries Nevada” or “AIRI”) and the surviving entity, pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of Air Industries Delaware at its 2013 Annual Meeting of Stockholders. Air Industries Nevada is deemed to be the successor.

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries: Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI") and Nassau Tool Works, Inc. (“NTW”) (together, the “Company”).

Note 2. ACQUISITION

On July 1, 2013 the Company acquired certain assets including production equipment, inventory and intangible assets of Decimal Industries, Inc. (“Decimal”).  The acquisition (“Decimal Transaction”) was made by the Company, and Decimal has become a division of WMI. Decimal is a long established Long Island based manufacturer of precision welded and brazed aerospace chassis and other components housing avionics, radars and other electronic devices in aircraft and naval vessels. Decimal’s customers include major aerospace contractors.

The acquisition of Decimal was accounted for under FASB ASC 805, “Business Combinations.”  The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale and certain fixed assets with an approximate value of $310,000. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667 commencing in August 2013, with a final payment in the amount of $46,766. The two owners of Decimal have become employees of the Company and are under contract until June 2018. As part of the transaction, the facility of Decimal has been leased for 12 months until June 2014. It is the Company’s intention to combine and relocate the operations of Decimal into WMI’s facility in Hauppauge. At September 30, 2013, $506,667 was owed to the sellers of Decimal and is included in accounts payable and accrued expenses on the consolidated balance sheet.

On November 6, 2013, the Company acquired all of the common stock of Miller Stuart, Inc. (“Miller Stuart”) for $25,000, which was due at the date of closing, and the net value of the accounts receivable, which are due at the beginning of December 2013.  Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards.

The acquisition of Miller Stuart will be accounted for under FASB ASC 805, “Business Combinations.”  The purchase price allocation has not yet been completed.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory Valuation

Inventory at September 30, 2013 and 2012 was computed based on a “gross profit” method.

The Company valued inventory at December 31, 2012 at the lower of cost on a first-in-first-out basis or market.

Credit and Concentration Risks

There were three customers that represented 58.9% and 59.0% of total sales for the three months ended September 30, 2013 and 2012, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

1	26.7	25.0
2	21.6	22.7
3	10.6	11.3

There were three customers that represented 58.7% and two customers that represented 59.3% of total sales for the nine months ended September 30, 2013 and 2012, respectively.  This is set forth in the table below.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

1	27.5	30.9
2	19.1	28.3
3	12.1	*

* Customer was less than 10% of sales for the nine months ended September 30, 2012

There were three customers that represented 59.8% and 54.6% of gross accounts receivable at September 30, 2013 and December 31, 2012, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September	December
	2013	2012
	(Unaudited)
1	27.6	10.7
2	20.3	18.6
3	11.9	25.3

The Company has occasionally maintained balances in its bank accounts that were in excess of the FDIC limit.  The Company has not experienced any losses on these accounts.

AIM has several sole-source suppliers of various parts that are used in one or more of its products. If any of these sole source suppliers were to go out of business or be unable to provide it parts for any reason, AIM would be required to develop new suppliers or to re-engineer its products, or both, which could delay shipment of products and have a material adverse effect on its operating results.

AIR INDUSTRIES GROUP
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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	5,711,093	5,706,510	5,711,093	4,334,570
Effect of dilutive stock options and warrants	142,922	84,045	116,944	72,786
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	5,854,015	5,790,555	5,828,037	4,407,356

The following securities have been excluded from the calculation for the three and nine months ended September 30, 2013 and 2012, as their effect would be anti-dilutive:

	Septenber 30,	Septenber 30,
	2013	2012
	(Unaudited)	(Unaudited)
Stock Options	17,048	15,548
Warrants	-	250
	17,048	15,798

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation amounted to $9,000 and $45,000 for the three months ending September 30, 2013 and 2012, respectively, and $15,000 and $88,000 for the nine months ending September 30, 2013 and 2012, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statement of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $453,000 relates to the acquisition of WMI ($291,000) and NTW Acquisition ($162,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at September 30, 2013 and December 31, 2012.

AIR INDUSTRIES GROUP
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

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable are detailed as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Accounts Receivable Gross	$11,535,000	$12,336,000
Allowance for Doubtful Accounts	(987,000)	(705,000)
Accounts Receivable Net	$10,548,000	$11,631,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Machinery and Equipment	$6,200,000	$5,801,000	5 - 8 years
Capital Lease Machinery and Equipment	4,503,000	4,503,000	5 - 8 years
Tools and Instruments	4,567,000	3,968,000	1.5 - 7 years
Automotive Equipment	55,000	55,000	5 years
Furniture and Fixtures	232,000	232,000	5 - 8 years
Leasehold Improvements	612,000	612,000	Term of Lease
Computers and Software	331,000	318,000	4-6 years
Total Property and Equipment	16,500,000	15,489,000
Less: Accumulated Depreciation	(10,848,000)	(9,606,000)
Property and Equipment, net	$5,652,000	$5,883,000

Depreciation expense for the three months ended September 30, 2013 and 2012 was approximately $441,000 and $413,000, respectively.  Depreciation expense for the nine months ended September 30, 2013 and 2012 was approximately $1,242,000 and $1,097,000, respectively.

Note 6. INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Customer Relationships	$5,815,000	$5,815,000	5 to 14 years
Trade Names	770,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(2,293,000)	(1,421,000)
Intangible Assets, net	$5,017,000	$5,889,000

Amortization expense for the three months ended September 30, 2013 and 2012 was approximately $290,000 and $318,000, respectively.  Amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $872,000 and $402,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC") and
secured by substantially all assets	$16,831,000	$15,667,000
Term loan, PNC	2,398,000	3,748,000
Capital lease obligations	1,161,000	2,060,000
Notes payable to sellers of WMI	897,000	1,376,000
Junior subordinated notes	1,000,000	1,000,000
Subtotal	22,287,000	23,851,000
Less: Current portion of notes and capital obligations	(19,626,000)	(19,211,000)
Notes payable and capital lease obligations, net of current portion	$2,661,000	$4,640,000

 PNC Bank N.A. ("PNC")

On June 27, 2013, the Company entered into an Amended and Restated Revolving Credit, Term Loan, and Security Agreement with PNC (the “Loan Facility”), secured by substantially all of its assets.  The Company paid an amendment fee of $10,000.  The Loan Facility now provides for maximum borrowings of $20,847,604 consisting of the following:

(i)	a $18,000,000 revolving credit note (includes inventory sub-limit of $12,500,000); and
(ii)	a $2,847,604 term loan.

The assets acquired from Decimal are now part of the collateral securing amounts due under the Loan Facility.

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the greater of the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect of Eurodollar Rate Loans.   Prior to the amendment the revolving credit note bore interest at (a) the sum of PNC's base commercial lending rate as published from time to time ("PNC Rate") plus 2.00% and (b) the greater of the sum of the Eurodollar rate plus 3.5%.  The revolving credit note had an interest rate of 4.0 % and 5.50% per annum at September 30, 2013 and December 31, 2012, respectively, and an outstanding balance of $16,381,000 and $15,667,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the balance owed under the revolving credit note and the Company then borrows according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving credit note contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the balance owed under the revolving credit note is classified with the current portion of notes and capital lease obligations.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Loan Facility, the maturity date of the term loan is the first business day (as defined) of January 2015. The term loan now bears interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three and one half of one percent (3.50%) with respect to Eurodollar Rate Loans. Prior to the amendment the term loan bore interest, at the option of the Company equal to (a) the greater of (i) the sum of the PNC Rate plus 6.5% and (ii) 11.5%, with respect to Domestic Rate Loans or (b) the greater of (i) the sum of the Eurodollar Rate plus 8.5% and (ii) 10.5%, with respect to Eurodollar Rate Loans.  Repayment under the term loan shall consist of 19 consecutive monthly principal installments, the first 18 of which will be in the amount of $150,000 commencing on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, upon a request from PNC no later than the last day of any applicable fiscal quarter, there is a prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), payable upon the delivery of the financial statements for such fiscal period to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended September 30, 2013,   At September 30, 2013 and December 31, 2012, the balance due under the term loan was $2,398,000 and $3,748,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in an amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio.  In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility.  As of both September 30, 2013 and December 31, 2012, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of September 30, 2013 the future minimum principal payments for the term loan are as follows:

For the twelve months ending	Amount
September 30, 2014	$1,800,000
September 30, 2015	598,000
PNC Term Loan Payable	2,398,000
Less: Current portion	(1,800,000)
Long-term portion	$598,000

Interest expense related to the Loan Facilities amounted to approximately $197,000 and $314,000 for the three months ended September 30, 2013 and 2012, respectively, and $737,000 and $723,000 for the nine months ended September 30, 2013 and 2012, respectively.

On July16, 2012, the Company entered into the 18th amendment to its Loan Facility with PNC.  This amendment allowed for the repayment of $115,000 of its Junior Subordinated Notes (see discussion below).

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,161,000 and $2,060,000 as of September 30, 2013 and December 31, 2012, respectively, with various interest rates ranging from 7.0% to 9.5%.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
September 30, 2014	$397,000
September 30, 2015	397,000
September 30, 2016	345,000
September 30, 2017	189,000
Total future minimum lease payments	1,328,000
Less: imputed interest	(167,000)
Less: current portion	(316,000)
Total Long Term Portion	$845,000

On July 1, 2013, the Company satisfied approximately $454,000 of capital leases that had maturities of less than one year remaining. As a result of this satisfaction PNC now has the first lien on the equipment that was previously leased under the capital leases.

    Notes Payable – Sellers of WMI

As of September 30, 2013 and December 31, 2012, the balance owed to the sellers of WMI is:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Former Welding Stockholders	$897,000	$1,376,000
Less: Current Portion	(679,000)	(644,000)
Total long-term portion	$218,000	$732,000

In connection with the acquisition of WMI on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of WMI.   The obligation under the Note is subordinate to the Company’s indebtedness to PNC.

     The Note and payment terms were adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of WMI making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At September 30, 2013 and December 31, 2012, the balance owed under the note was $897,000 and $1,376,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, the future minimum payments for the note payable to the former stockholders of WMI are as follows:

For the twelve months ending	Amount
September 30, 2014	$679,000
September 30, 2015	218,000
Former WMI Stockholders Notes Payable	897,000
Less: Current portion	(679,000)
Long-term portion	$218,000

Interest expense related to notes payable to the former stockholders of WMI was $17,000 and $29,000 for the three months ended September 30, 2013 and 2012, respectively and $61,000 and $93,000 for the nine months ended September 30, 2013 and 2012 respectively.

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

In conjunction with the Private Placement of our common stock to raise money for the NTW Acquisition, the Company solicited the holders of our Junior Subordinated Notes to convert their notes to Common Stock at a price of $6.00 per share. On June 29, 2012, the Company issued 867,461 shares of its Common Stock in exchange for approximately $5,204,000 of its Junior Subordinated Notes. On July 26, 2012, the Company repaid $115,000 of our Junior Subordinated Notes along with the accrued interest thereon of approximately $1,000.

The due dates of the remaining Junior Subordinated Notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC.

The balance owed on the Junior Subordinated Notes at September 30, 2013 and December 31, 2012 amounted to $1,000,000.

Interest expense on the Junior Subordinated Notes amounted to $30,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively, and $90,000 and $409,000 for the nine months ended September 30, 2013 and 2012, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. STOCKHOLDERS' EQUITY

Common Stock Issuances

During June and July of 2012, the Company issued 1,185,851 shares of its Common Stock in a Private Placement to Accredited Investors. The Company received $6,528,000 net of commissions and expenses. The placement agent, Taglich Brothers, received commissions in the amount of approximately $569,000, along with 12,000 shares of common stock, and Warrants to purchase approximately 119,000 shares of Common Stock at $6.30. The Company also paid approximately $18,000 of legal fees on behalf of Taglich Brothers.

There were no shares issued during the three and nine months ended September 30, 2013.

On October 28, 2013, the Company sold 133,000 shares of its common stock for $7.50 a share for gross proceeds of $997,500.  The Company reserves the right to pay Taglich Brothers a placement agent fee in connection with the sale in an amount not to exceed $20,000.

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

On September 17, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.125 per common share paid on October 15, 2013 to all shareholders of record as of the close of business on September 30, 2013.  The approximate amount of the dividend was $716,000.

Dividends for the three and nine months ended September 30, 2013 amounted to $716,000 and $1,432,000, respectively. There were no dividends for the three and nine months ended September 30, 2012.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9.  CONTINGENCIES

Litigation

Sigma Metals, Inc. (“Sigma”):  Several former vendors to Sigma, a former subsidiary of the Company, had commenced legal action against Sigma seeking to recover amounts owed to them. All of these have settled except for one vendor that is still deciding whether to commence litigation seeking the recovery of approximately $71,000.  Settlement discussions have commenced with this vendor but there is not yet a definitive resolution.

Note 10. INCOME TAXES

The provision for income taxes at September 30, are set forth below:

	2013	2012
	(Unaudited)	(Unaudited)
Current
Federal	$922,000	$778,000
State	277,000	258,000
Prior year overaccruals
Federal	(206,000)	-
State	(244,000)	-
Total Expense	749,000	1,036,000

Deferred Tax Benefit	(1,625,000)	-

Net (Benefit) Expense for Income Taxes	$(876,000)	$1,036,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of September 30, 2013 and December 31 2012 are set forth below:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Deferred tax assets:
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	86,000
Bad debts	395,000	282,000
Stock based compensation - options and restricted stock	512,000	506,000
Capitalized engineering costs	483,000	447,000
Account payable, accrued expenses and reserves	9,000	9,000
Deferred rent	445,000	423,000
Amortization - NTW Transaction	312,000	138,000
Inventory - 263A adjustment	785,000	569,000
Lease Impairment	59,000	85,000
Deferred gain on sale of real estate	198,000	209,000
Total deferred tax assets before valuation allowance	4,290,000	3,842,000
Valuation allowance	(1,092,000)	(2,269,000)
Total deferred tax assets after valuation allowance	3,198,000	1,573,000

Deferred tax liabilities:
Property and equipment	(1,044,000)	(997,000)
Goodwill - NTW Transaction	(4,000)	-
Amortization - Welding Transaction	(525,000)	(576,000)
Total Deferred Tax Liability	(1,573,000)	(1,573,000)

Net deferred tax asset	$1,625,000	$-

During the three and nine months ended September 30, 2013, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards.  This was based upon the fact that management believes that the realizability of the net deferred tax assets is more likely than not to be realized.  The valuation allowance at September 30, 2013 and December 31, 2012 was $1,092,000 and $2,269,000, respectively.

The Company has a capital loss carry forward from the sale of Sigma of $2,719,000 which will expire in fiscal 2015.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. SEGMENT REPORTING

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Beginning on January 1, 2013, the Company began to allocate all of the corporate selling and general and administrative costs of AIRI to each of its three subsidiaries. For 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW. For 2012, such costs have been reclassified to reflect an allocation of AIRI corporate costs to its subsidiaries. These were reclassified 75% to AIM and 25% to WMI during the first six months of 2012 and 50% to AIM and 25% each to each of WMI and NTW beginning with the three months ended September 30, 2012 (NTW was acquired on June 20, 2012).

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the three months ended September 30, 2013 and 2012 are as follows:

Three Months Ended September 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$9,863,000	$9,587,000
	Gross Profit	1,926,000	1,788,000
	Pre Tax Income	949,000	809,000
	Assets	25,336,000	23,946,000

WMI
	Net Sales	3,800,000	2,891,000
	Gross Profit	953,000	850,000
	Pre Tax Income	(126,000)	47,000
	Assets	10,334,000	8,986,000

NTW
	Net Sales	2,389,000	3,080,000
	Gross Profit	864,000	1,196,000
	Pre Tax Income	25,000	406,000
	Assets	13,005,000	13,863,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(109,000)	(261,000)
	Assets	9,964,000	15,478,000

Consolidated
	Net Sales	16,052,000	15,558,000
	Gross Profit	3,743,000	3,834,000
	Pre Tax Income	739,000	1,001,000
	Provision for Taxes	(1,795,000)	387,000
	Net Income	2,534,000	614,000
	Elimination of Assets	(4,852,000)	(12,082,000)
	Assets	53,787,000	50,191,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the nine months ended September 30, 2013 and 2012 are as follows:

Nine Months Ended September 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$25,528,000	$33,314,000
	Gross Profit	4,986,000	6,227,000
	Pre Tax Income	2,037,000	2,516,000
	Assets	25,336,000	23,946,000

WMI
	Net Sales	10,246,000	9,929,000
	Gross Profit	2,694,000	2,919,000
	Pre Tax Income	(131,000)	705,000
	Assets	10,334,000	8,986,000

NTW
	Net Sales	9,242,000	3,592,000
	Gross Profit	3,340,000	1,394,000
	Pre Tax Income	746,000	562,000
	Assets	13,005,000	13,863,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(489,000)	(992,000)
	Assets	9,964,000	15,478,000

Consolidated
	Net Sales	45,016,000	46,835,000
	Gross Profit	11,020,000	10,540,000
	Pre Tax Income	2,163,000	2,791,000
	Provision for Taxes	(876,000)	1,036,000
	Net Income	3,039,000	1,755,000
	Elimination of Assets	(4,852,000)	(12,082,000)
	Assets	53,787,000	50,191,000

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

Introduction

On August 30, 2013, we changed our state of incorporation from Delaware to Nevada as a result of the merger of our corporate parent and predecessor, Air Industries Group, Inc., a Delaware corporation (“Air Delaware”), with and into its newly formed wholly-owned subsidiary, Air Industries Group, a Nevada corporation and the surviving entity pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of Air Delaware at its 2013 Annual Meeting of Stockholders. Air Industries Group is deemed to be the successor issuer of Air Industries Delaware under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial sector is increasing.  We design and manufacture structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, Nacelle Struts which transmit the thrust of a jet engine to the body of the aircraft and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services.   Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Pratt & Whitney’s Gear fan jet engine, the US Navy F-18 and USAF F-16 fighter aircraft, and in the commercial sector, Boeing's 777, Airbus' 380 commercial airliners, and other commercial airliners.

In June 2012 we acquired the business and operations now conducted by Nassau Tool Works, Inc (“NTW”) in an asset acquisition (the “NTW Acquisition”). We acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition on July 1, 2013 (the “Decimal Transaction”). The assets and business of Decimal will become part of our subsidiary, Welding Metallurgy, Inc. (“WMI”). On November 6, 2013 we acquired 100% of the stock of Miller Stuart Inc., (“MS”). For the immediate future MS will be operated as a separate business unit. Consequently, during the third quarter of 2013 we had three principal operating subsidiaries – Air Industries Machining Corp. (“AIM”), WMI and NTW.

AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  The predecessor of NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. Decimal was founded in 1968, and it principal business is the fabrication of precision sheet metal assemblies for the aerospace industry. Miller Stuart was founded in 1966 and is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards.

The aerospace market is highly competitive in both the defense and commercial sectors and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the commercial aerospace and defense industries continue to consolidate and major contractors seek to streamline their supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to produce more complex and complete assemblies for our customers.

Our ability to operate profitably is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely satisfactory basis at costs that enable us to generate a profit based upon the agreed upon contract price.  Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time.  Thus, when submitting bids we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacement spare parts for aircraft already in the fleet of the armed services, or for the production of new aircraft. Recent reductions to the Defense Department budget commonly referred to as Sequestration have reduced the demand for both production and replacement spares. This reduced demand has reduced our sales. The impact has been felt most severely at AIM, and to a lesser degree at our other subsidiaries. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market.  For example, we were recently awarded a multi-year contract valued at $27 million by a leading aerostructures manufacturer to provide Nacelle thrust struts. These components will be used in a new geared turbofan jet engine manufactured by one of the world’s leading providers of aircraft engines.  This engine is expected to be used on several new commercial jetliners.

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2013 and September 30, 2012.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the nine months ended September 30, 2013, and 2012, we had three operating segments, AIM, WMI and NTW, and separately reported our corporate overhead.  We completed the NTW Acquisition on June 20, 2012. The results of NTW from the date of acquisition are included and reflected in the discussion below. The Decimal Acquisition was completed on July 1, 2013. The results of the business acquired from Decimal for the period July 1 to September 30, 2013 are included in the results for WMI. Inasmuch as we acquired MS on November 6, 2013, it has yet to have an impact on our financial results.

Three months ended September 30, 2013 and 2012:

Selected Financial Information:

Statement of Operations Data

	2013 (Unaudited)	2012 (Unaudited)
Net sales	$16,052,000	$15,558,000
Cost of sales	12,309,000	11,724,000
Gross profit	3,743,000	3,834,000
Operating and interest costs	2,993,000	2,831,000
Other income (expense) net	(11,000)	(2,000)
Income taxes (benefit)	(1,795,000)	387,000
Net Income	$2,534,000	$614,000

Balance Sheet Data
	September 30, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$771,000	$490,000
Working capital	10,772,000	11,680,000
Total assets	53,787,000	53,156,000
Total stockholders' equity	20,609,000	18,988,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Three Months Ended September 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$9,863,000	$9,587,000
	Gross Profit	1,926,000	1,788,000
	Pre Tax Income	949,000	809,000
	Assets	25,336,000	23,946,000
WMI
	Net Sales	3,800,000	2,891,000
	Gross Profit	953,000	850,000
	Pre Tax Income	(126,000)	47,000
	Assets	10,334,000	8,986,000
NTW
	Net Sales	2,389,000	3,080,000
	Gross Profit	864,000	1,196,000
	Pre Tax Income	25,000	406,000
	Assets	13,005,000	13,863,000
Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(109,000)	(261,000)
	Assets	9,964,000	15,478,000
Consolidated
	Net Sales	16,052,000	15,558,000
	Gross Profit	3,743,000	3,834,000
	Pre Tax Income	739,000	1,001,000
	Provision for Taxes	(1,795,000)	387,000
	Net Income	2,534,000	614,000
	Elimination of Assets	(4,852,000)	(12,082,000)
	Assets	53,787,000	50,191,000

Net Sales:

Consolidated net sales from operations for the three months ended September 30, 2013 were approximately $16,052,000, an increase of $494,000 or 3.2 % compared with $15,558,000 for the three months ended September 30, 2012.

•
Net sales at AIM for the three months ended September 30, 2013 were $9,863,000, an increase of approximately $276,000 or 2.9% compared with $9,587,000 for the three months ended September 30, 2012. The increase in net sales at AIM during the quarter compares favorably with the first half of 2013 in which it reported declines in net sales compared to the prior year. The reduction in the defense department budget commonly referred to as Sequestration began to effect sales at AIM in the third quarter of 2012. In addition, AIM continues to experience delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers.

•
Net sales at Welding for the three months ended September 30, 2013 were $3,800,000 an increase of approximately $909,000 or 31.4% compared with $2,891,000 for the three months ended September 30, 2012. Net sales at Welding for 2013 included sales of $557,000 relating to the business acquired from Decimal on July 1st.

•
Net sales at NTW for the three months ended September 30, 2013 were $2,389, 000 a decrease of $(691,000) or (22.5%) compared with net sales of $3,080,000 for the three months ended September 30, 2012. The decline in sales at NTW results from delays in certain shipments which are now expected to be made in the fourth quarter of 2013.

As indicated in the table below, three customers represented 58.9% and 59.0%, respectively, of total sales for the three months ended September 30, 2013 and 2012, respectively.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	26.7	25.0
Goodrich Landing Gear Systems	21.6	22.7
Northrup Grumman Corporation	10.6	11.3

Gross Profit:

●
Consolidated: Gross profit from operations for the three months ended September 30, 2013 decreased by approximately $(91,000) or (2.4%), to approximately $3,743,000 or approximately 23.3% of sales as compared to gross profit of $3,834,000 or approximately 24.6% for the comparable period in 2012.The decrease in gross profit results in part from the decline in sales at NTW. NTW earns a greater gross profit margin on sales than our other subsidiaries consequently, a decline in sales at NTW, or a decline in NTW’s proportion of total sales has a disproportionate effect on gross profit.

●
AIM: Gross profit for three months ended September 30, 2013 at AIM increased by approximately $138,000 or 7.7% to $1,926,000 as compared to $1,788,000 for the comparable period in 2012. The increase in gross margin is proportionate to the increase in net sales.

●
WMI: Gross profit at Welding for three months ended September 30, 2013 increased by approximately $103,000 or 12.1% to $953,000 for 2013 compared to $850,000 for the comparable period in 2012. Gross margin increased at a slower rate than sales. Sales in 2013 included sales of products acquired in the Decimal Acquisition which have lower gross profit margin than WMI’s traditional products.

●
NTW: Gross profit for three months ended September 30, 2013 decreased by approximately $(332,000) or (27.8%) to $864,000 compared to $1,196,000 for the comparable period in 2012. The decline in gross profit is roughly proportionate to the decline in sales.

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the three months ended September 30, 2013 totaled $2,712,000 and increased by $333,000 or 14.0% compared to $2,379,000 for the three months ended September 30, 2012. SG&A costs at NTW accounted for all of the increase. Beginning January 1, 2013, the Company began to allocate all of the corporate SG&A costs of Air Industries Group to AIM, WMI and NTW. For 2013 these are allocated 50% to AIM and 25% to each of WMI and NTW. For the three months ended September 30, 2012 SG&A costs have been reclassified to reflect an allocation of AIR corporate costs of 50% to AIM and 25% to each of WMI and NTW. The amount reclassified in the three months ended September 30, 2012 is approximately $187,000 to AIM; $93,000 to WMI; and $93,000 to NTW.

The principal components of SG&A costs were:

o	AIM: SG&A costs for the three months ended September 30, 2013 totaled approximately $823,000 a decrease of $(3,000) or less than (1%) compared to $826,000 for the comparable period in 2012.
o	WMI: SG&A costs for the three months ended September 30, 2013 totaled approximately $1,050,000 an increase of $107,000 or approximately 11.3% compared to $943,000 for the comparable period in 2012.
o	NTW: SG&A costs totaled approximately $839,000 for the three months ended September 30, 2013 an increase of $52,000 or approximately 6.6% compared to $787,000 for the comparable period in 2012.

Interest and financing costs were approximately $281,000 for the three months ended September 30, 2013, a decrease of approximately $(171,000) or (37.8%) as compared to $452,000 for the comparable period in 2012.  Interest expense decreased principally as a result of the conversion into common stock in June 2012 of $5.2 million of the Company’s Junior Subordinated Notes which bore interest at 12%. The decrease was offset primarily by increased interest charges to PNC Bank N.A. (“PNC”) for the revolver and term loans. The interest rate charged on the PNC debt incurred at the time of the conversion is significantly lower than the rate on the Junior Subordinated Notes.

The Company recognized an income tax benefit of approximately $1,795,000 for three months ended September 30, 2013 compared to an income tax expense of $387,000 for the comparable period in 2012. This was based upon the fact that the Company determined it no longer needed to provide a valuation allowance on certain deferred tax assets.  This was based upon the fact that management believes that due to the sustained profitability of the Company and the probability that such profitability will continue, the net deferred tax asset is more likely than not to be realized.

Net income for the three months ended September 30, 2013 was $2,534,000, an increase of $1,920,000 or 312.7% compared to net income of $614,000 for the comparable period in 2012. The increase in net income reflects the reversal of the valuation allowance on certain deferred tax assets as described above as well as the reduction in interest and financing costs, partially offset by the decrease in gross margin and increase in SG&A costs.

Nine months ended September 30, 2013 and 2012:

Selected Financial Information:

Statement of Operations Data

	2013 (Unaudited)	2012 (Unaudited)
Net sales	$45,016,000	$46,835,000
Cost of sales	33,996,000	36,295,000
Gross profit	11,020,000	10,540,000
Operating and interest costs	8,760,000	7,612,000
Other income (expense) net	(97,000)	(137,000)
Income taxes (benefit)	(876,000)	1,036,000
Net Income	$3,039,000	$1,755,000

Balance Sheet Data
	September 30, 2013	December 31, 2012
	(Unaudited)
Cash and cash equivalents	$771,000	$490,000
Working capital	10,772,000	11,680,000
Total assets	53,787,000	53,156,000
Total stockholders' equity	20,609,000	18,988,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Nine Months Ended September 30,
		2013	2012
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$25,528,000	$33,314,000
	Gross Profit	4,986,000	6,227,000
	Pre Tax Income	2,037,000	2,516,000
	Assets	25,336,000	23,946,000

WMI
	Net Sales	10,246,000	9,929,000
	Gross Profit	2,694,000	2,919,000
	Pre Tax Income	(131,000)	705,000
	Assets	10,334,000	8,986,000

NTW
	Net Sales	9,242,000	3,592,000
	Gross Profit	3,340,000	1,394,000
	Pre Tax Income	746,000	562,000
	Assets	13,005,000	13,863,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(489,000)	(992,000)
	Assets	9,964,000	15,478,000

Consolidated
	Net Sales	45,016,000	46,835,000
	Gross Profit	11,020,000	10,540,000
	Pre Tax Income	2,163,000	2,791,000
	Provision for Taxes	(876,000)	1,036,000
	Net Income	3,039,000	1,755,000
	Elimination of Assets	(4,852,000)	(12,082,000)
	Assets	53,787,000	50,191,000

Net Sales:

Consolidated net sales from operations for the nine months ended September 30, 2013 were approximately $45,016,000, a decrease of $(1,819,000) or (3.9%) compared with $46,835,000 for the nine months ended September 30, 2012.

•
Net sales at AIM for the nine months ended September 30, 2013 were $25,528,000, a decrease of approximately $(7,786,000) or (23.4%) compared with $33,314,000 for the nine months ended September 30, 2012. The decrease in net sales at AIM is primarily attributable to a reduction in sales to Sikorsky and Goodrich Landing Gear Systems which management believes resulted from the reduction in the defense department budget commonly referred to as Sequestration. In addition AIM continued to experience delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers.

•
Net sales at WMI for the nine months ended September 30, 2013 were $10,246,000 an increase of approximately $317,000 or 3.2% compared with $9,929,000 for the nine months ended September 30, 2012. Net sales at WMI for the nine months ended September 30, 2013 included sales of $557,000 relating to the business that was acquired from Decimal on July 1st.

•
Net sales at NTW for the nine months ended September 30, 2013 were $9,242,000 compared with net sales of $3,592,000 for the period June 20, 2012, the date of the NTW Acquisition, to September 30, 2012.

As indicated in the table below, three customers represented 58.7% and two customers represented 59.3% of total sales for the nine months ended September 30, 2013 and 2012, respectively.

Customer	Percentage of Sales
	2013	2012
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	27.5	30.9
Goodrich Landing Gear Systems	19.1	28.4
United States Department of Defense	12.1	*

* Customer was less than 10% of sales for the nine months ended September 30, 2012

As indicated in the table below, three customers represented 59.8% and 54.6% of gross accounts receivable at September 30, 2013 and December 31, 2012, respectively.

Customer	Percentage of Receivables
	September 30,	December 31,
	2013	2012
	(Unaudited)
Goodrich Landing Gear Systems	27.6	10.7
GKN Aerospace	20.3	18.6
Northrup Grumman Corporation	11.9	25.3

It should be noted that Sikorsky Aircraft and Goodrich Landing Gear Systems are both units of United Technologies Corporation.
Gross Profit:

●
Consolidated: Gross profit from operations for the nine months ended September 30, 2013 increased by approximately $480,000 or 4.6% to approximately $11,020,000 or approximately 24.5% of sales as compared to gross profit of $10,540,000 or approximately 22.5% of sales for the comparable period in 2012.The increase in gross profit results from the inclusion of NTW for the entire nine month period in 2013 which offset the decline in gross profit at both AIM and WMI.

●
AIM: Gross profit for the nine months ended September 30, 2013 at AIM decreased by approximately $(1,241,000) or (19.9%) to $4,986,000 as compared to $6,227,000 for the comparable period in 2012. The decrease in gross profit at AIM is attributable to and declined by a comparable percentage as the decline in net sales.

●
WMI: Gross profit at Welding for the nine months ended September 30, 2013 decreased by approximately $(225,000) or (7.7%) to $2,694,000 for the nine months ended September 30, 2013 compared to $2,919,000 for the comparable period in 2012. The decrease in gross profit at WMI was attributable to lower sales, offset in part by an increase in gross margin resulting from the reclassification of costs of certain personnel from indirect labor – factory overhead expense - to General and Administrative expense. This reclassification was made in June 2012.  The decrease was also offset by the inclusion of sales resulting from the Decimal Acquisition on July 1, 2013.

●	NTW: Gross profit for nine months ended September 30, 2013 was $3,340,000.

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the nine months ended September 30, 2013 totaled $7,733,000 and increased by $1,543,000 or 24.9% compared to $6,190,000 for the comparable period in 2012. The inclusion of SG&A costs at NTW for the entire first nine months of 2013 compared to the period from June 20 to September 30, 2012 in the prior year accounted for nearly all of the increase in costs. Beginning January 1, 2013, the Company began to allocate all of the corporate SG&A costs of Air Industries Group to its three operating segments. For 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW. For 2012 SG&A costs have been reclassified to reflect an allocation of AIR corporate SG&A costs of 75% to AIM and 25% to WMI for the first six months of 2012 and 50% to AIM and 25% each to WMI and NTW beginning with the three months ended September 30, 2012. (NTW was acquired on June 20, 2012). The amount reclassified for the nine months ended September 30, 2012 is approximately $775,000 to AIM; $289,000 to WMI and $93,000 to NTW.

The principal components of SG&A costs were:

o
AIM: SG&A costs for the nine months ended September 30, 2013 totaled approximately $2,405,000 and decreased by $(411,000) or (14.6%) compared to $2,816,000 for the comparable period in 2012. The decline in SG&A costs at AIM results from the reclassification of AIR corporate SG&A costs described above and from other cost reductions.

o
WMI: SG&A costs for the nine months ended September 30, 2013 totaled approximately $2,734,000 and increased by $611,000 or approximately 28.8% compared to $2,123,000 for the comparable period in 2012.  A portion of this increase is related to the allocation of corporate expenses to WMI and the additional SG&A costs associated with the acquisition of the assets of Decimal.

o	NTW: SG&A costs totaled approximately $2,594,000 for nine months ended September 30, 2013. SG&A costs were $828,000 for the period June 20 to September 30, 2012. NTW was acquired on June 20, 2012

Interest and financing costs were approximately $1,027,000 for the nine months ended September 30, 2013, a decrease of approximately $(395,000) or (27.8%) as compared to $1,422,000 for the comparable period in 2012.  Interest expense decreased principally as a result of the conversion into common stock in June 2012 of $5.2 million of the Company’s Junior Subordinated Notes which bore interest at 12%. The decrease was offset primarily by increased interest charges to PNC for the revolver and term loans. The interest rate charged on the PNC debt incurred at the time of the conversion is significantly lower than the rate on the Junior Subordinated Notes.

The Company recognized an income tax benefit of approximately $876,000 for the nine months ended September 30, 2013 compared to an income tax expense of $1,036,000 for the nine months ended September 30, 2012. This change was based upon the fact that the Company determined it no longer needed to provide a valuation allowance on certain deferred tax assets.  This was based upon the fact that management believes that due to the sustained profitability of the Company and the probability that such profitability will continue, the net deferred tax asset is more likely than not to be realized.

Net income for the nine months ended September 30, 2013 was $3,039,000, an increase of $1,284,000 or 73.2% compared to net income of $1,755,000 for the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged and relies upon its ability to continue to borrow from PNC.  Substantially all of the assets of the Company are pledged as collateral under our existing loan agreements with PNC.  The Company is required to maintain a lockbox account with PNC, into which substantially all of the Company’s cash receipts are paid.  If PNC were to cease lending, the Company would lack funds to continue its operations.

On June 27, 2013, the Company entered into an Amended and Restated Revolving Credit, Term Loan, and Security Agreement (“Loan Facility”) with PNC.  The Loan Facility now provides for maximum borrowings under a revolving loan of $18,000,000 (including an inventory sub-limit of $12,500,000) limited to the borrowing base as defined and a term loan in the amount of $2,847,604.  The Company paid an amendment fee of $10,000 in connection with the execution of the amended Loan Facility. This amendment reduced our interest rate on the term loan from 11.5% per annum to 5.0% per annum. The interest rate on our revolving credit line, which adjusts based upon changes in a referenced rate, was also reduced from 5.5% per annum to 4% per annum.

On July 1, 2013 the Company acquired certain assets including production equipment, inventory and intangible assets of Decimal Industries.  The business acquired has become a division of WMI. The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667, with a final payment in the amount of $46,766. As part of the transaction, the Company leased for 12 months until June 2014 the facility that had been occupied by Decimal Industries. It is our intention to relocate the operations of Decimal into WMI’s facility in Hauppauge.

On November 6, 2013 the Company acquired all of the common stock of MS for $25,000 due at the date of closing and the net value of the accounts receivable in excess of the accounts payable, which is due at the beginning of December 2013.  Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards.

As of September 30, 2013, our debt for borrowed monies in the amount of $22,287,000 consisted of the revolving credit note due to PNC in the amount of $16,831,000, the term loan due to PNC in the amount of $2,398,000, a note due the sellers of WMI in the aggregate amount of $897,000, Junior Subordinated Notes of $1,000,000 and capitalized lease obligations of $1,161,000. This represents an increase in our debt for borrowed monies at September 30, 2012 of $21,431,000, when the revolving note due to PNC was $12,507,000, the term loan due to PNC was $4,950,000, the note due the sellers of WMI was $1,530,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $1,444,000.

On July 1, 2013, coincident with the Decimal Acquisition, we retired capital leases in the amount of $454,000 that had maturities of less than one year remaining and took title to the equipment that had been leased. We pledged this equipment to PNC as collateral supporting the term loan. The equipment acquired in the Decimal Transaction was also pledged as collateral to PNC and we are in the process of amending the Loan Facility to pledge the assets of MS to PNC in support of the revolving note.

Anticipated uses of Cash
As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Note.  Repayment under the term loan shall consist of 19 consecutive monthly principal installments, the first 18 of which will be in the amount of $150,000 and which commenced on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), upon a request from PNC no later than the last day of any fiscal quarter, we would be required to make a payment equal to 50% of the Excess Cash Flow (as defined) for that fiscal quarter at such time as we deliver our financial statements for such fiscal quarter to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended September 30, 2013.

As of September 30, 2013, there is approximately $518,000 due to NTW Dissolution, the party from which we acquired the business now operated by NTW.  This amount relates to a working capital adjustment based on the net working capital of Nassau Tool Works as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due to Air Industries Group for the payment of certain liabilities that were not assumed in the transaction. Additionally there is approximately $507,000 due to the former owners of Decimal Industries, which is to be paid in monthly installments of approximately $76,667.

Subject to the discretion of our Board of Directors, and compliance with our senior lender’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. Dividend payments of $0.0625 per share or approximately $360,000 were made in the last quarter of 2012 and the first two quarters of 2013. In the third quarter of 2013 the dividend was increased to $0.125 per share or approximately $716,000, and paid on October 15, 2013.

Cash Flow
The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash Provided by (used in):
Operating activities	$3,556	$2,885
Investing activities	(920)	(12,361)
Financing Activities	(2,355)	10,019
Net increase in cash and cash equivalents	$281	$543

Cash Provided By Operating Activities
Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the nine months ended September 30, 2013 our net cash provided by operating activities of $3.6 million was comprised of net income of $3,039,000 less $596,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $1,113,000.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1,242,000, amortization of capitalized engineering costs, intangibles and other items of $1,234,000, bad debt expense of $275,000 representing all amounts more than 120 days past due, and non-cash compensation of $15,000. These non-cash items were offset by $28,000 of deferred gain on the sale of real estate and $1,625,000 of deferred income taxes.  The decrease in operating assets and liabilities consisted of a net increase in Operating Assets of $41,000 and a net decrease in Operating Liabilities of $555,000.  The increases in Operating Assets were comprised of an increase in inventory of $1,295,000 offset by a decrease in accounts receivable of $807,000 due to the timing of shipments to and cash receipts from customers and decreases in prepaid expenses and other current assets of $447,000.  The net decrease in Operating Liabilities was comprised of decreases in accounts payable and accrued expenses of $362,000 due to the timing of the receipt and payment of invoices and income taxes payable of $249,000 offset by an increase in deferred rent of $56,000.

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

For the nine months ended September 30, 2013 cash used in investing activities was $920,000.  This was comprised of $316,000 for capitalized engineering costs, $136,000 for the purchase of property and equipment and $468,000 for the acquisition of Decimal Industries.

Cash provided by (used in) financing activities
Cash provided by (used in) financing activities consists of the net proceeds from the sale of our equity securities, dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and repayment of our capital lease obligations and other notes payable.

For the nine months ended September 30, 2013 cash used in financing activities was $ 2.4 million.  This was comprised of repayments on our term loan of $1.4 million, $899,000 in repayments under our capital leases, $479,000 paid to the former shareholders of WMI, $716,000 for dividends and $65,000 related to Lease Impairment, offset by additional borrowings of $1.2 million under our revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have any off-balance sheet arrangements as of September 30, 2013.

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

Dated: November 13, 2013

AIR INDUSTRIES GROUP, INC.

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata
President and Chief Executive Officer