Form 10-K
period 2013-12-31
AIR INDUSTRIES GROUP
filed 2014-03-25
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 001-35927

AIR INDUSTRIES GROUP
(Name of small business issuer in its charter)

Nevada	80-0948413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1479 North Clinton Avenue, Bay Shore, NY 11706
(Address of Principal Executive Offices)

(631 968-5000)
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $0.001	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2013 was $ 27,872,510.

There were a total of 5,868,068 shares of the registrant’s common stock outstanding as of February 28, 2014.

AIR INDUSTRIES GROUP
FORM 10-K
For the Fiscal Year Ended December 31, 2013

(i)

We are an Emerging Growth Company

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

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial public offering, December 31, 2018, or such earlier time that we are no longer an emerging growth company and if we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein.  Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. See “Risk factors” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

 We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.  You are advised, however, to consult any additional disclosures we make in our reports filed with the Securities and Exchange Commission (“SEC”).

(ii)

PART I

ITEM 1. BUSINESS

Introduction

As used in this report, unless otherwise stated or the context requires otherwise, the "Company" and terms such as "we," "us" "our," and "AIRI" refer to Air Industries Group, a Nevada corporation, and our directly and indirectly wholly-owned subsidiaries: Air Industries Machining, Corp., a New York corporation ("AIM"), Welding Metallurgy, Inc., a New York corporation  ("Welding Metallurgy," or “WMI”),  Nassau Tool Works, Inc., a New York corporation ("NTW"), and Miller Stuart, Inc., a New York corporation and a wholly-owned subsidiary of WMI (“MSI”).

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

We became a public company in 2005  when our predecessor merged into a publicly traded company with nominal assets. In June 2007, we changed our name to Air Industries Group, Inc. On August 30, 2013, we reincorporated as a Nevada corporation and changed our name to Air industries Group. We acquired Welding Metallurgy in August 2007, and acquired the business now operated by NTW in an asset acquisition in June 2012 (the “NTW Acquisition”). During 2013, our subsidiary WMI made two acquisitions. In July 2013, we acquired the assets and business of Decimal Industries, Inc. (“Decimal”) (the “Decimal Acquisition”) and in November 2013, we acquired 100% of the shares of MSI (the “MSI Acquisition”). Consequently, we currently operate through four subsidiaries: AIM, WMI and NTW and MSI.

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

WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979. Its customers include GKN Corporation, Sikorsky, Lockheed Martin, Boeing and Northrop Grumman. The assets acquired in the Decimal Acquisition have been relocated to WMI’s manufacturing facility in Hauppauge, Long Island, New York. Decimal was founded in 1968 and it principal business is the fabrication of precision sheet metal assemblies for the aerospace industry.

The predecessor of NTW was founded in 1959.  NTW’s principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. NTW also performs sub-contract machining for other aerospace manufacturers. NTW is located in West Babylon, Long Island, New York.

MSI was founded in 1966 and is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. MSI specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards.

Our principal offices are located at the offices of AIM at 1479 North Clinton Avenue, Bay Shore, New York 11706 and our telephone number is (631) 968-5000. All of our subsidiaries are located within 10 miles of our headquarters.

Air Industries Machining Corp.

AIM manufactures aircraft structural parts and assemblies principally for prime defense contractors in the defense/aerospace industry including, Boeing, Goodrich Landing Gear, Sikorsky, Lockheed Martin, and Northrop Grumman. For the year ended December 31, 2013, we estimate that approximately 85 % of AIM's revenues were derived from sales of parts and assemblies for military applications, although direct sales to the military (U.S. and NATO) constitute only a small fraction of those sales. The balance of AIM’s revenues for 2013 represented sales in the airframe manufacturing sector to major commercial aviation manufacturers. AIM is a provider of technically complex structures. AIM's parts are installed on Sikorsky's U/MH - 60M/S Helicopters, generally known as The BlackHawk, Lockheed’s F35 Joint Strike Fighter (JSF), Northrop Grumman’s E2-C/D Hawkeye, the Airbus A-380 Super Jumbo airliner, and the C-17 Globemaster.

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

Welding Metallurgy is an important supplier on the Northrop Grumman E-2 C/D Hawkeye Program producing approximately 300 different parts annually. For the year ended December 31, 2013 nearly 100% of WMI’s revenues were derived from sales of parts and assemblies for military applications, although direct sales to the military (US and NATO) were a small fraction. WMI produces the inlet housing and the auxiliary long and short beams for the Sikorsky BlackHawk helicopter and various welded door and panel assemblies for the Boeing CH-47 Chinook Helicopter. WMI also provides environmental tubing to Lockheed for the F-35 Joint Strike Fighter.

Decimal Industries was acquired by and merged into WMI in July of 2013. Decimal is a supplier of brazed and welded sheet metal fabrications to the aerospace industry. Its customers include Raytheon, Telephonics, and BAE Industries.

Nassau Tool Works

NTW is a manufacturer of complete landing gear and landing gear components for the F-16 Fighting Falcon and F-18 Hornet aircraft of the US Air Force and Navy. In addition NTW specializes in deep hole gun-drilling and trepanning and performs sub-contract machining services for prime contractors in the defense and aerospace industries.  Our acquisition of NTW in June 2012 (the “NTW Acquisition”) enhanced our position in aircraft landing gear. Not only did we expand our customer base and increase the number of aircraft platforms we support, we also decreased our dependence on any single customer.

Miller Stuart

MSI is a manufacturer and fabricator of wiring harnesses and other electro-mechanical and electronic assemblies for the aerospace industry. MSI’s customers include Raytheon, Boeing and CPI Aerostructures. The MSI acquisition enhanced our penetration with our existing customers including Boeing and Raytheon and expanded the range of products that we manufacture. Nearly all of MSI’s products are for the defense industry.

Our Market

We operate in both the military and to a lesser degree commercial aviation industries. Defense revenues represent approximately 90% of our sales. The Department of Defense has announced plans to significantly reduce spending beginning in Fiscal 2013. On March 1, 2013, as a result of the continuing budget impasse, automatic government spending cuts termed the Sequester were implemented. In December 2013 the US Government reached an accommodation in the budget impasse replacing the Sequester reductions with targeted reductions and spending limits to be determined by appropriate committees of the Congress. This has not yet been accomplished. In March 2014, the President announced a proposed budget for Fiscal 2015, beginning October 1, 2014, that included additional reductions in military spending.

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

Many of our products are "flight critical" essential to aircraft performance on takeoff, during flight and when landing. These products require advanced certifications as a condition to being a supplier. For many of our products we are the sole or one of a limited number of sources of supply. Many of these parts are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time of service or flight cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which can be many years after production has stopped. We believe that this may lessen the effect on our revenues of reductions in defense spending.  Nevertheless, it appears that our revenues, particularly those at AIM, have been impacted by a slowing of orders in anticipation of a reduction or shift in the mix of defense spending and there can be no assurance that our financial condition and results of operations will not be materially adversely impacted by reductions in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries or the perception on the part of our customers that such changes are about to occur.

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

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. The long term business of each of our current subsidiaries, AIM, WMI, NTW and MSI, generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase.

As our business base grows with targeted customers, we endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations.  Despite these efforts we estimate that a minority of our sales are based on negotiated prices.

Welding Metallurgy

WMI has historically enjoyed ongoing relationships with some of the world's leading aerospace companies, including Northrop Grumman, Boeing and Middle River Aircraft Systems. These relationships were based on the company's ability to provide precision welding services, which are sought after in the aerospace industry. Since we acquired Welding Metallurgy, we have implemented a marketing effort that is aimed at growth, with a focus on the following strategic objectives:

	Favorable differentiation of Welding Metallurgy from the competition, and the securing of long-term customer commitments.

	Diversification of customer base.

	Evolution from being a supplier of welding services to being a supplier of welded assemblies.

	Development into a Product Integrator, focused on providing Structural Assemblies to the Industry.

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

Diversification

Prior to our acquisition of WMI, Northrop Grumman represented 70-75% of its annual revenues. Through direct marketing efforts by executive management of WMI and AIRI, Welding Metallurgy has secured the approval of and is now a supplier to Sikorsky Aircraft, Lockheed, Piper Aircraft, GKN Aerospace, M7 Aerospace, Vought Aerospace and Ametek/Hughes-Treitler. Consequently, though it remains a significant customer, the amount received from Northrop Grumman represented a significantly lower portion of WMI’s revenues for the trailing twelve months ended December 31, 2013.

Evolution from Welder to Turnkey Solution Provider:

Once considered only a supplier of welding services, our long term goal for Welding Metallurgy is to develop the company into a product integrator providing structural assemblies to the aerospace industry.  We believe this strategy is very much in line with current prime contractor supply chain strategy.  Consequently WMI has recruited the personnel to fabricate complete, fully-assembled products, and, more recently, design products. In our marketing efforts we let customers know that we now have employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle, and customers have now engaged WMI for these services.

Nassau Tool Works

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

Miller Stuart

MSI has established relationships with Raytheon, Boeing and others. When acquired on November 6, 2013, Air Industries anticipated in the near term these relationships would remain in place. Recent orders from Boeing and an anticipated order from Raytheon have confirmed this assumption. In July 2013, we acquired Decimal which is a supplier of sheet metal enclosures to electronics manufacturers. We will attempt to expand MSI’s business with the customers of Decimal. In addition, we have recently hired a new manufacturing manager at MSI. This will allow the General Manager of MSI, who has extensive experience and knowledge of the industry, to spend more time on marketing and sales.

Our Backlog

Our backlog is best understood by looking at our four operating subsidiaries independently.

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

AIM's "firm backlog" includes only fully authorized orders received for products to be delivered within the forward 18-month period. The "projected backlog" includes the firm backlog and forecasted demand from our base of leading prime aerospace/defense contractors for product releases against GPAs. Although the forecasted releases against GPAs within the forward 18-month period are included in the "projected backlog", we may actually receive additional "follow-on" awards through the balance of a GPA period. As of February 28, 2013, AIM's 18-month "firm backlog" was approximately $51.7 million and our "projected backlog" as of that date for the same 18-month period was approximately $76.4 million.

Like AIM, WMI and NTW also have long term agreements with customers’ agreements which specify part numbers, specifications and prices of the covered products for a specified period, but do not authorize immediate production and shipment.   Their “firm backlog” as reported by us includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 28, 2013, WMI’s 18 month firm backlog was approximately $10.1 million, and NTW’s 18 month firm backlog was approximately $14.4 million.

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

Many of our competitors are larger enterprises or divisions of significantly larger companies having greater financial and physical and technical resources, and the capabilities to timelier respond under much larger contracts.

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

Welding Metallurgy and MSI do not require significant amounts of materials to produce finished products. Supplies required for their operations are readily available and do not require significant inventories to be held on hand.

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

The consolidation of the prime contractors has caused a similar consolidation of suppliers. Major contractors seek to streamline supply chains by buying both larger quantities and more complete sub-assemblies from fewer suppliers. This has led to increased competitive pressure on many smaller firms. To survive in this environment, suppliers must invest in systems and infrastructures capable of interfacing with and meeting the needs of prime contractors. Suppliers with $15-$100 million in annual sales, referred to as the “Tier III and IV Manufacturing Sector,” must become fully capable of working interactively in a computer aided three dimensional automated engineering environment and must have independent third party quality system certifications. We believe this industry trend will increase pressure on smaller aerospace/defense critical component manufacturers, the Tier III and IV suppliers, as the cost of upgrading their systems to achieve the level of interactivity necessary to work with prime contractors, to the extent they have not already done so, will adversely impact their profit margins. Our acquisitions of WMI and MSI, and the NTW Acquisition are part of our strategy to react to this market environment.

We intend to increase our business through internal growth and accretive acquisitions.  Our ability to make acquisitions is dependent, in part, on our available cash and upon our ability to raise debt or equity as necessary to complete any acquisition.  Currently we are in the later stages of negotiations with three acquisition candidates and have reached an understanding with the first candidate which we are reducing to a contract.  Pursuant to the anticipated agreement we will acquire 100% of the stock and the entire business of this Long Island based company (the “LI Target”) which produces products very similar to those manufactured by Decimal Industries which we acquired in the second half of 2013 and merged into WMI. The second acquisition candidate is a fabricator of sheet metal components using drop hammer and hydro-forming machinery located in the Southwestern United States (the “SW Target”). The SW Target is currently a supplier of components to WMI.  Its other customers include major aerospace companies, some of which already do business with us. The third target (the “NE Target”), located in New England, is a logistics company which aggregates products and assembles kits of equipment for the US Military and Government.

For the year ended December 31, 2013 the three targets had combined revenues of approximately $13 million and combined EBITDA, after adjustment for owners’ compensation, of approximately $2.5 million. The aggregate purchase price including liabilities to be assumed is approximately $6.5 million, subject to adjustments for changes in working capital. The anticipated purchase price is to be paid $5 million in cash and $1.5 million in shares of our common stock.   We currently anticipate that we will seek to raise equity or increase our indebtedness to complete one or all of the acquisitions.

As of the date hereof there is no binding contract with the shareholders of any of the Targets and there can no assurance that any or all of the three transactions will be consummated on the terms described above, or at all. Our ability to complete any or all of the acquisitions is subject to the consent of our lender and our ability to increase our debt or raise equity.  Any issuance of equity would result in an increase in the number of our shares outstanding, diluting the interests of our current shareholders. Nevertheless, given that the three acquisitions are anticipated to be accretive to our earnings per share, we believe it is in the best interests of our shareholders to complete the acquisitions if appropriate financing can be obtained.

Employees

As of March 1, 2014, we employed approximately 250 people.

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

All employees of the Company are covered under a co-employment agreement with Insperity, Inc.

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

Federal Aviation Administration

We are subject to regulation by the Federal Aviation Administration ("FAA") under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations. We have never been subject to such fines or disqualifications.

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

      Approximately 90% of our revenue is derived from products for US military aviation.  There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding. The Department of Defense has announced plans to significantly reduce spending beginning in Fiscal 2014 and beyond. Reductions in United States Government spending on defense or future changes in the mix of defense products required by United States Government agencies could limit demand for our products, and may have a materially adverse effect on our operating results and financial condition.

On March 1, 2013, the US Government imposed across the board spending reductions commonly referred to as “the Sequester”. These spending reductions included spending by the Department of Defense. During 2013, we have experienced a reduction in sales at our AIM subsidiary that we believe is the result of a slowing of orders in anticipation of the Sequester and the resulting reduction or shift in the components of defense spending. This reduction in orders at our AIM subsidiary is continuing in the first calendar quarter of 2014.  We have also experienced slowdowns, albeit to a lesser degree at our WMI and NTW subsidiaries.

We depend on revenues from a few significant relationships, in particular with United Technology Corporation. Any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We expect that our customer concentration will not change significantly in the near future. We derive most of our revenues from a small number of customers. In both 2013 and 2012, three of our customers accounted for 56% and 65% of our net sales, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers.  We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

        AIM derives most of its revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft and the McDonnell Douglas (Boeing) C-17 Globemaster. Boeing has announced that it will close its C-17 production line in 2015. NTW derives most of its revenues from the F-16 Falcon and the F-18 Hornet. These aircraft platforms constituted nearly 75% of the revenues of the operations of NTW and its predecessor during 2012 and 2013. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from a sole or limited number or sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition.

There are risks associated with the bidding processes in which we compete.

We obtain many contracts through a competitive bidding process.  We must devote substantial time and resources to prepare bids and proposals and may not have contracts awarded to us.  Even if we win contracts, there can be no assurance that the prices that we have bid will be sufficient to allow us to generate a profit from any particular contract.   There are significant costs involved with producing a small number of initial units of any new product and it may not be possible to recoup such costs on later production runs.

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

The prices of raw materials used in our manufacturing processes are volatile.  If the prices of raw materials rise we may not be able to pass along such increases to our customers and this could have an adverse impact on our consolidated financial position and results of operations.  Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our consolidated financial position and results of operations.

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

To perform on new programs we may be required to incur up-front costs which may not have been separately negotiated.  Additionally, we may have made assumptions related to the costs of any program which may be material and which may be incorrect, resulting in costs that are not recoverable.  Such charges and the loss of up-front costs could have a material impact on our liquidity.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and through acquisitions. This will result in increased responsibilities for management and could strain our financial and other resources.  There can be no assurance that we will successfully integrate any future business acquired through acquisition.

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

There can be no assurance that we have the management expertise to successfully integrate the operations of any company that we might acquire in the future.

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

We are subject to regulation by the Federal Aviation Administration under the provisions of the Federal Aviation Act of 1958, as amended.  The FAA prescribes standards and licensing requirements for aircraft and aircraft components.  We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations.  Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations. We have never been subject to such fines or disqualification.

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

      As is more fully described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have significant indebtedness.  While our indebtedness remains substantial it has declined in recent years both in absolute terms and in relation to our stockholders' equity and net income.  Our loan facility is secured by substantially all of our assets. In the case of a continuing default under our loan facility, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business.   Future payments of principal and interest or a change in policy by our lender may limit our ability to pay cash dividends to our stockholders.

Our leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Risks Related to our Common Stock and our Status as a Public Company

There is only a limited public market for our common stock.

The market for our common stock – as measured by the volume of trading - is limited. The lack of a robust market may impair a stockholder's ability to sell shares of our common stock. We cannot assure you that a more active trading market in our common stock will ever develop or if one does develop, that it will be sustained. In the absence of a more active trading market, any attempt to sell a substantial number of our shares could result in a decrease in the price of our stock.   Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

The number of shares of our common stock eligible for resale is enormous relative to the trading volume of our common stock.  Any attempt to sell a substantial number of our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our common stock. Furthermore, we may sell up to $15,339,627 of additional shares of common stock pursuant to an S-3 “shelf”-registration statement declared effective on December 11, 2013.

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

Our 2013 Equity Incentive Plan allows for the issuance of up to 600,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. As of December 31, 2013, we had outstanding under the Plan options to purchase 422,040 shares. The committee administering the Plan, which has sole authority and discretion to grant options under the Plan, may grant options which become immediately exercisable in the event of a change in control of our company and in the event of certain mergers and reorganizations. The issuance of shares of our common stock, or the possible issuance of shares, under our stock option plan may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

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

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act, December 31, 2018,  (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million.  Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

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

On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2013 was approximately $644,000 and increases by 3% each subsequent year. The lease grants AIM an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

The operations of WMI are conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which had an annual base rent of approximately $596,000 for 2013 and increases 3% per year through December 31, 2015.

The operations of NTW are conducted in a 60,000 square foot facility in West Babylon, New York. The space is occupied under a lease which provides for an annual base rent of $30,000 per month through October 2017.

The operations of MSI are conducted in a 6,750 square foot facility in Hauppauge, New York.  This space is occupied under a lease which provides for annual base rent of $4,200 per month through May 31, 2015.

All of our facilities are within 10 miles of each other in Suffolk County, Long Island, New York.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock has been listed on the NYSE MKT since June 12, 2013 under the symbol “AIRI.” Prior to June 12, 2013, our common stock was quoted on OTC Bulletin Board under the symbol "AIRI.” Prior to February 11, 2013, our common stock was quoted on OTC Pink under the symbol “AIRI.PK.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares on the OTC Pink for the periods indicated as reported by Yahoo Finance.

	High	Low
Quarter Ended March 31, 2012	$9.64	$2.95
Quarter Ended June 30, 2012	$6.27	$3.17
Quarter Ended September 30, 2012	$6.27	$5.50
Quarter Ended December 31, 2012	$12.00	$5.70
Quarter Ended March 31, 2013	$6.00	$7.27
Quarter Ended June 30, 2013	$6.24	$5.97
Quarter Ended September 30, 2013	$5.97	$7.91
Quarter Ended December 31, 2013	$7.61	$9.50

Holders

On February 28, 2014, there were approximately 324 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

On both April 1, and July 5, 2013, we paid dividends of $0.0625 per share on our common stock. On both October 15, 2013 and January 9, 2014, we paid dividends of $0.125 per share on our common stock.  We intend to continue to pay dividends each fiscal quarter of 2014.  However  all determinations relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Further, the payment of any cash dividends requires compliance with financial covenants of the loan agreement with our principal lender.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Eq Equity compensation plans approved by security holders	422,040	$9.34	177,960
Equ Equity compensation plans not approved by security holders	118,335	$6.30	None

Tot Total	540,375	$8.67	177,960

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered securities during the fourth quarter of the fiscal year ended December 31, 2013.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2013.

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

We became a publicly traded company in December 2005 through the “reverse-merger” of our wholly-owned subsidiary, AIM into a publicly traded shell company with nominal assets. In June 2007, we changed our name to Air Industries Group, Inc. On August 30, 2013, we reincorporated as a Nevada corporation and changed our name to Air Industries Group.  We acquired Welding Metallurgy in August 2007 and completed the NTW Acquisition in June 2012. On July 1, 2013 we acquired certain assets and the business of Decimal Industries. Decimal was acquired by our Welding Metallurgy subsidiary and the operations of Decimal have been relocated to our Hauppauge facility.  On November 6, 2013, Welding Metallurgy also acquired 100% of the stock of MSI.    Consequently, we currently have four operating subsidiaries - AIM, WMI, NTW, and MSI.

AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  The predecessor of NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. MSI is a manufacturer and fabricator of wiring harnesses and other electro-mechanical and electronic assemblies for the aerospace industry

The aerospace and defense market is highly competitive and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the aerospace and defense industries continue to consolidate and major contractors seek to streamline their supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to deliver more complex and complete assemblies.

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

AIM is primarily engaged in processing, cutting, milling, machining and hardening metals into flight critical and other assemblies widely used in the aerospace industry and sold primarily to prime defense contractors. WMI specializes in complex welding applications in tubular structures and fabrication of complex sheet metal structures. Due to its small size and recent acquisition, MSI is included in the same segment as WMI. NTW is primarily engaged in the production of complete landing gear and landing gear sub-assemblies for military fighter aircraft, sold primarily directly to the US Government.

Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.  Given the similarity of their operations, the combination of AIM and NTW will enable us to increase the variety and complexity we of products we produce for customers.  Nevertheless, we have continued to operate AIM and NTW as independent business units and, in the discussion below, they are considered independent business segments.

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

Results of Operations

The results of the operations of NTW have been reflected within our financial reports since its acquisition in June 2012.   The results of operations of Decimal and MSI have been reflected within our financial reports since the dates of their acquisition, July 1, 2013 and November 6, 2013, respectively.

Years ended December 31, 2013 and 2012:

Selected Financial Information:

Statement of Operations Data

	2013	2012
Net sales	$62,833,000	$64,215,000
Cost of sales	47,598,000	49,357,000
Gross profit	15,235,000	14,858,000
Operating and interest costs	11,962,000	10,717,000
Other income (expense) net	296,000	(146,000)
Income taxes (benefit)	(170,000)	1,447,000
Net Income	$3,739,000	$2,548,000

Balance Sheet Data
	December 31, 2013	December 31, 2012

Cash and cash equivalents	$561,000	$490,000
Working capital	12,531,000	11,680,000
Total assets	50,172,000	53,156,000
Total stockholders' equity	21,613,000	18,988,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Year Ended December 31,

		2013	2012

AIM
	Net Sales	$34,997,000	$42,075,000
	Gross Profit	6,305,000	8,218,000
	Pre Tax Income	2,368,000	3,260,000
	Assets	21,889,000	24,673,000

WMI
	Net Sales	13,630,000	14,907,000
	Gross Profit	3,482,000	4,030,000
	Pre Tax Loss	(203,000)	1,138,000
	Assets	11,619,000	10,818,000

NTW
	Net Sales	14,206,000	7,233,000
	Gross Profit	5,448,000	2,610,000
	Pre Tax Income	1,905,000	796,000
	Assets	11,318,000	14,410,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(501,000)	(1,199,000)
	Assets	9,647,000	13,200,000

Consolidated
	Net Sales	62,833,000	64,215,000
	Gross Profit	15,235,000	14,858,000
	Pre Tax Income	3,569,000	3,995,000
	Provision for Taxes	(170,000)	1,447,000
	Net Income	3,739,000	2,548,000
	Elimination of Assets	(4,301,000)	(9,945,000)
	Assets	50,172,000	53,156,000

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2013 and 2012. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For 2013 and 2012, we had three segments operating segments, AIM, Welding Metallurgy and NTW, and separately report our corporate overhead.  For segment reporting purposes, MSI is included with Welding Metallurgy.

Net Sales:

Consolidated net sales from operations for year ended December 31, 2013 were approximately $62,833,000, a decrease of ($1,382,000 ) or (2.2%) compared with $64,215,000 for the year ended December 31, 2012. Net sales at AIM for the year ended December 31, 2013 were $34,997,000, a decrease of approximately ($7,078,000) or (16.8%) compared with $42,075,000 for the year ended December 31, 2012. The decrease in net sales at AIM is primarily attributable to a reduction in sales to Sikorsky, AIM’s largest customer beginning during the second half of 2012. Net sales at Welding for the year ended December 31, 2013 were $13,630,000, a decrease of approximately ($1,277,000) or (8.6%) compared with $14,907,000 for the year ended December 31, 2012. Net sales at NTW for the year ended December 31, 2013 were $14,206,000. Net sales for the period June 20, 2012, the date of acquisition to December 31, 2012 were $7,233,000.

As indicated in the table below, three customers represented 56.0% and 65.3% of total sales for the years ended December 31, 2013 and 2012, respectively.

Customer	Percentage of Sales
	2013	2012
Sikorsky Aircraft	27.7	27.6
Goodrich Landing Gear Systems	18.3	26.3
United States Department of Defense	10.0	**
Northrup Grumman Corporation	*	11.4

* Customer was less than 10% of sales for the year ended December 31, 2013
** Customer was less than 10% of sales for the year ended December 31, 2012

As indicated in the table below, two customers represented 42.9% and three customers represented 54.6% of gross accounts receivable at December 31, 2013 and 2012, respectively.

Customer	Percentage of Receivables
	December	December
	2013	2012
GKN Aerospace	22.8	18.6
Goodrich Landing Gear Systems	20.1	10.7
Northrup Grumman Corporation	*	25.3

* Customer was less than 10% of Gross Accounts Receivables at December 31, 2013

Gross Profit:

●
Consolidated: Gross profit from operations for the year ended December 31, 2013 was $15,235,000 an increase of approximately $377,000 or 2.5% as compared to gross profit of $14,858,000 for the year ended December 31, 2012.

●
AIM: Gross profit from operations for the year ended December 31, 2013 was $6,305,000 a decrease of approximately ($1,913,000) or (23.3%) as compared to gross profit of $8,218,000 for the year ended December 31, 2012. The decline in gross profit is due almost entirely to lower sales. Gross margin stayed relatively constant during 2013 as compared to 2012.

●
WMI: Gross profit from operations for the year ended December 31, 2013 was $3,482,000 a decrease of approximately ($548,000) or (13.6%) as compared to gross profit of $4,030,000 for the year ended December 31, 2012.  The decrease in gross profit at WMI is due to reduced sales, and by a lower gross margin. WMI’s gross margin declined from 27% of sales in 2012 to 25.5% in 2013.

●	NTW: Gross profit from operations for the year ended December 31, 2013 was $ 5,448,000. Gross profit for the period June 20, 2012 to December 31, 2012 was $2,610,000.

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the year ended December 31, 2013 totaled $10,622,000 and increased by $1,748,000 or 19.7% compared to $8,874,000 for the year ended December 31, 2012. Beginning January 1, 2013, the Company began to allocate all of the corporate SG&A costs of Air Industries Group to AIM, WMI and NTW. For 2013 these are allocated 50% to AIM and 25% to each of WMI and NTW. For the year ended December 31, 2012 SG&A costs have been reclassified to reflect an allocation of AIRI corporate costs of 75% to AIM and 25% to WMI during the first six months of 2012 and 50% to AIM and 25% each to each of WMI and NTW beginning with the third quarter of 2012. For 2012, SG&A at NTW included only the period from June 20, to December 31. The amount reclassified for the year ended December 31, 2012 is approximately $921,000 to AIM; $363,000 to WMI and $167,000 to NTW. Included in SG&A costs for 2013 are approximately $1,754,000 in costs incurred at NTW for the period January 1 to June 30, 2013, which accounts for nearly 100% of the increase in SG&A.

The principal components of the SG&A costs were:

o	AIM: SG&A costs for the year ended December 31, 2013 totaled approximately $3,150,000 and decreased by ($1,131,000) or (26.4%) compared $4,281,000 for the year ended December 31, 2012.

o
WMI: SG&A costs for the year ended December 31, 2013 totaled approximately $3,928,000 and increased by $1,148,000 or approximately 41.3% compared to $2,780,000 for the year ended December 31, 2012. The increase in SG&A costs at Welding resulted in part from a reclassification in 2012 of certain management personnel costs from factory overhead to SG&A and by additional personnel resulting from the Decimal Industries acquisition in July 2013.

o	NTW: SG&A costs for the year ended December 31, 2013 totaled approximately $3,544,000 an increase of $1,733,000 compared to $1,811,000 for the period June 20, 2012 to December 31, 2012.

Interest and Financing Costs; Income Taxes and Net Income.

Interest and financing costs were approximately $1,340,000 for the year ended December 31, 2013, a decrease of approximately $(503,000) or (27.3%) as compared to $1,843,000 for the year ended December 31, 2012. Interest expense decreased in part as a result of lower outstanding balances. Total debt and capital lease obligations at December 31, 2013 were $5,711,000 less than at December 31, 2012. In addition during for the period January 1 to approximately June 30, 2012, the Company had Junior Subordinated Notes which bore interest at 12% outstanding. These Notes were converted into common stock in June 2012.

The Company recognized an income tax benefit of approximately $170,000 for year ended December 31, 2013 compared to an income tax expense of $1,447,000 for the comparable period in 2012. This change was based upon the fact that the Company determined it no longer needed to provide a valuation allowance on certain deferred tax assets.  This was based upon the fact that management believes that due to the sustained profitability of the Company and the probability that such profitability will continue, the realizability of the net deferred tax assets is more likely than not to be realized.

Net income for the year ended December 31, 2013 was $3,739,000, an increase of $1,191,000 or 46.7% compared to net income of $2,548,000 for the year ended December 31, 2012.

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

On June 27, 2013, the Company entered into an Amended and Restated Revolving Credit, Term Loan, and Security Agreement (“Loan Facility”) with PNC.  The Loan Facility, as amended on December 20, 2013, now provides for maximum borrowings under a revolving loan of $20,000,000 (including an inventory sub-limit of $12,500,000) limited to the borrowing base as defined and a term loan in the amount of $1,948,000.  The Company paid an amendment fee of $25,000 in connection with the execution of the December amendment. The interest rate on the term loan is 5.0% per annum, subject to adjustment based upon a reference rate.  The interest rate on our revolving credit line, which adjusts based upon changes in a referenced rate, is currently 4% per annum.

On July 1, 2013 the Company acquired certain assets including production equipment, inventory and intangible assets of Decimal.  The business acquired has become a division of WMI. The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667, with a final payment in the amount of $46,766. As part of the transaction, the Company leased for 12 months until June 2014 the facility that had been occupied by Decimal. It is our intention to relocate the operations of Decimal into WMI’s facility in Hauppauge.

On November 6, 2013, the Company acquired all of the common stock of MSI for $142,000, of which $25,000 was paid at the date of closing, with the remainder due on December 6, 2013.  Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards.

As of December 31, 2013, our debt for borrowed monies in the amount of $17,496,000 consisted of the revolving credit note due to PNC in the amount of $12,029,000, the term loan due to PNC in the amount of $1,948,000, a note due the sellers of WMI in the aggregate amount of $732,000, Junior Subordinated Notes of $1,000,000 and capitalized lease obligations of $1,787,000. This represents a decrease in our debt for borrowed monies at December 31, 2012 of $23,851,000, when the revolving note due to PNC was $15,667,000, the term loan due to PNC was $3,748,000, the note due the sellers of WMI was $1,376,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $2,060,000.

On July 1, 2013, coincident with the Decimal Acquisition, we retired capital leases in the amount of $454,000 that had maturities of less than one year remaining and took title to the equipment that had been leased. We pledged this equipment to PNC as collateral supporting the term loan. The equipment acquired in the Decimal Transaction was also pledged as collateral to PNC and we are in the process of amending the Loan Facility to pledge the assets of MSI to PNC in support of the revolving note.

As of December 31, 2013, we had approximately $561,000 in cash.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Note. Repayment under the term loan shall consist of 19 consecutive monthly principal installments, the first 18 of which will be in the amount of $150,000 and which commenced on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), upon a request from PNC no later than the last day of any fiscal quarter, we would be required to make a payment equal to 50% of the Excess Cash Flow (as defined) for that fiscal quarter at such time as we deliver our financial statements for such fiscal quarter to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended December 31, 2013.

As of December 31, 2013, there is approximately $411,000 due to NTW Dissolution, formerly Nassau Tool Works.  This amount relates to a working capital adjustment based on the net working capital of Nassau Tool Works as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011. Additionally, there is approximately $276,000 due to the former owners of Decimal, which is to be paid in monthly installments of approximately $76,667

In August of 2013, we entered into a capital lease to finance the acquisition of new machinery.  The monthly lease payment is approximately $15,000.

Currently we are in the later stages of negotiations with three acquisition candidates and have reached an understanding with the first candidate which we are reducing to a contract.  Pursuant to the anticipated agreement we will acquire 100% of the stock and the entire business of this Long Island based company (the “LI Target”) which produces products very similar to those manufactured by Decimal Industries which we acquired in the second half of 2013. The second acquisition candidate is a fabricator of sheet metal components using drop hammer and hydro-forming machinery located in the Southwestern United States (the “SW Target”). The SW Target is currently a supplier of components to WMI.  Its other customers include major aerospace companies, some of which already do business with us. The third target (the “NE Target”), located in New England, is a logistics company which aggregates products and assembles kits of equipment for the US Military and Government.

If all three acquisitions were completed, the operations of the LI Target would quickly be consolidated into WMI’s facility.  It is anticipated that for the foreseeable future, the operations of the SW Target and NE Target would remain in their current locations and be operated as separate subsidiaries of Air Industries.

For the year ended December 31, 2013 the three targets had combined revenues of approximately $13 million and combined EBITDA, after adjustment for owners’ compensation, of approximately $2.5 million. The aggregate purchase price including liabilities to be assumed is approximately $6.5 million, subject to adjustments for changes in working capital. The anticipated purchase price is to be paid $5 million in cash and $1.5 million in  shares of our common stock.

As of the date hereof there is no binding contract with the shareholders of any of the Targets and there can no assurance that any or all of the three transactions  will be consummated on the terms described above, or at all.

Subject to the discretion of our Board of Directors, and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. Dividend payments of $0.0625 per share or approximately $360,000 were made in the last quarter of 2012 and the first two quarters of 2013. In the third quarter of 2013 the dividend was increased to $0.125 per share or approximately $716,000, and paid on October 15, 2013. On January 9, 2014 we paid a dividend equal to $0.125 per share or approximately $717,000.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the years ended December 31 (in thousands):

	2013	2012
Cash Provided by (used in):
Operating activities	$8,889	$1,694
Investing activities	(1,118)	(13,038)
Financing Activities	(7,700)	11,257
Net increase in cash and cash equivalents	$71	$(87)

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the year ended December 31, 2013, our net cash provided by operating activities of $8.9 million was comprised of net income of $3.7 million increased by $3.0 million of cash provided by changes in working capital and adjustments for non-cash items of $2.2 million.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1.7 million, amortization of capitalized engineering costs, intangibles and other items of $1.7 million, bad debt expense of $394,000 representing all amounts more than 120 days past due, offset by a change in deferred income taxes of $1.2 million and the negative goodwill resulting from the bargain purchase on the acquisition of MSI in the amount of $361,000. The increase in working capital activities primarily consisted of net decreases in Operating Assets of $3.5 million and a net decrease in Operating Liabilities of $518,000.  The decreases in Operating Assets were comprised of decreases in accounts receivable of $2.9 million due to the timing of a cash receipt from a customer, inventory of $440,000 and prepaid expenses and other current assets of $189,000.  The decreases in Operating Liabilities were comprised of decreases in accounts payable and accrued expenses of $892,000 due to the timing of the receipt and payment of invoices offset by an increase in customer prepayments of $251,000, income taxes payable of $48,000 and deferred rent of $75,000.

For the year ended December 31, 2012, our net cash provided by operating activities of $1.7 million was comprised of net income of $2.5 million offset by $3.8 million of cash used by changes in working capital and adjustments for non-cash items of $3.0 million.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1.6 million, amortization of capitalized engineering costs, intangibles and other items of $1.2 million, bad debt expense of $80,000 representing all amounts more than 120 days past due, and non-cash compensation of $101,000. The decrease in working capital activities primarily consisted of net increases in Operating Assets of $3.8 million and a net decrease in Operating Liabilities of $44,000.  The increases in Operating Assets were comprised of an increase in accounts receivable of $4.6 million due to the timing of shipments to customers offset by decreases in inventory of $1.1 million and prepaid expenses and other current assets of $297,000.  The decreases in Operating Liabilities were comprised of a decrease in accounts payable and accrued expenses of $1.5 million due to the timing of the receipt and payment of invoices offset by an increase in income taxes payable of $1.4 million due to the complete utilization of our NOL.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash portion of the cost of any business we might acquire. A description of capitalized engineering costs can be found in footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2013.

For the year ended December 31, 2013, cash used in investing activities was $1.1 million.  This was comprised of $450,000 of cash paid for acquisitions net of cash acquired, $288,000 for the purchase of property and equipment and $380,000 for capitalized engineering costs.

For the year ended December 31, 2012, cash used in investing activities was $13.0 million.  This was comprised of $11.6 million paid for the acquisition of substantially all of the assets of NTW on June 20, 2012.  The remaining $1.4 million was comprised of $1.0 million for the purchase of property and equipment, $100,000 for deposits on new property and equipment not yet delivered to our facilities, and $300,000 for capitalized engineering costs.

Cash used in financing activities

Cash used in financing activities consists of proceeds from the sale of our common stock, and the borrowings and repayments under our credit facilities with our senior lender and repayment of our capital lease obligations and other notes payable.

For the year ended December 31, 2013, cash used in financing activities was $7.7 million.  This was comprised of repayments on our term loan of $1.8 million, $1.0 million for the repayment of capital lease obligations, $644,000 for the repayment of notes to the former shareholders of Welding Metallurgy, $1.4 million for dividends paid, $3.6 million for the repayment of our revolving credit facility, $103,000 for deferred financing costs, and $85,000 related to Lease Impairment. These items were offset by $1.0 million from the proceeds of a private placement of our common stock.

For the year ended December 31, 2012, cash provided by financing activities was $11.3 million.  The $11.3 million results from cash received from financing activities of $15.8 million reduced by cash applied to financing activities of $4.5 million.  This principally reflects the recapitalization that was effectuated to generate the cash to enable us to complete the NTW Acquisition and decrease our leverage.  The components of the $15.8 million are as follows: $7.1 million in proceeds for the sale of our Common Stock completed in conjunction with the NTW Acquisition, increased borrowings under our revolving credit facility of $4.8 million and an increase in our term loan of $3.9 million. The $4.5 million of outflows were comprised of repayments on our term loan of $2.2 million, $600 thousand for the repayment of capital lease obligations, $600,000 for the repayment of notes to the former shareholders of Welding Metallurgy, and the repayment of $100,000 of our Junior Subordinated Notes that did not convert to common stock. We paid $600,000 in expenses related to the private placement of our common stock.  Additionally, we paid dividends to our common stockholders of approximately $400,000.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2013:

		Payment due by period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year*	years	years	5 years
Long term debt and capital leases	$17,801	$15,118	$1,224	$1,459	$-
Operating leases	13,148	1,674	2,741	2,132	6,601
Total	$30,949	$16,792	$3,965	$3,591	$6,601

* The revolving line of credit with our senior lender is classified as due in less than 1 year

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2013.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or market.

AIM and NTW generally purchase inventory only when non-cancellable contracts for orders have been received for finished goods. AIM and NTW occasionally produce finished goods in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

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

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. Though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of our machines.  The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight line basis over the shorter of the estimated length of the contract, or three years.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer Purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. The Company utilizes a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Freight out is included in operating expenses.

The Company recognizes certain revenues under a bill and hold arrangement with two of its large customers.  For any requested bill and hold arrangement, the Company makes an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition.  The customer must initiate the request for the bill and hold arrangement.  The customer must have made this request in writing in addition to their fixed commitment to purchase the item.  The risk of ownership has passed to the customer, payment terms are not modified and payment will be made as if the goods had shipped.

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company accounts for the impairment of goodwill under the provisions of ASU 2011-08 (“ASU 2011-08”), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a three-step approach. Step “zero” is a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2013 and 2012.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Accounting Officer (“CAO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, the CEO and CAO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2013, our Chief Executive Officer and Chief Accounting Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting..

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers are:

Name:	Age	Position
Peter D. Rettaliata	63	President, CEO and Director
Dario A. Peragallo	51	President of AIM
Gary Settoducato	52	President of Welding Metallurgy
Scott A. Glassman	36	Chief Accounting Officer and Secretary
Seymour G. Siegel	71	Director
David J. Buonanno	59	Director
Michael N. Taglich	48	Chairman of the Board
Robert F. Taglich	47	Director
Robert Schroeder	47	Director
Michael Brand	54	Director

Peter D. Rettaliata has been our President and Chief Executive Officer since November 30, 2005. He also served as President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty two years. Professionally, Mr. Rettaliata is the Chairman of "ADAPT", an organization of regional aerospace companies, a past member of the Board of Governors of the Aerospace Industries Association, and a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program.  Mr. Rettaliata’s extensive experience in the aerospace industry and his knowledge of our operations qualify him to serve as a director.

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

Michael N. Taglich has been Chairman of our Board of Directors and a Director since September 22, 2008. He is Chairman and President of Taglich Brothers, Inc. ("Taglich Brothers"), a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro- cap companies. From 1987 to 1992, Mr. Taglich served as a vice president at Weatherly Securities. He brings a broad depth and breadth of capital and business background to the Board, with extensive experience in exit strategies. Mr. Taglich is currently Chairman of the Board of SCOLR Pharma Inc., a publicly traded pharmaceutical company, and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a director of Autonet Mobile, Inc. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 security licenses.

Mr. Siegel is a CPA, inactive, and a principal emeritus at Rothstein Kass, a national firm of accountants and consultants, where he is a trusted advisor to business owners and responsible for business introductions. Mr. Siegel was a founder of Siegel Rich & Co. CPA’s, which eventually merged into what is now known as WeiserMazars LLP, a large regional firm.  He was a senior partner there until selling his interest and co-founding a business advisory firm, which later became a part of Rothstein Kass. He has been a director and officer of numerous businesses, philanthropic and civic organizations.  As a professional director, he has served on the boards of about a dozen public companies over the last 25 years, generally as audit committee chairman.  He is currently a director and chairman of the audit committees of Hauppauge Digital, Inc. and Premier Alliance Group, Inc.  He was formerly a director of Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies and Emerging Vision, Inc., among others. He received his Bachelor of Business Administration from the Bernard M. Baruch School of the City College of New York.  Mr. Siegel is the Chairman of the Audit Committee of our Board. Mr. Siegel’s extensive knowledge and experience in accounting matters and familiarity with the issues of manufacturing businesses qualify him to serve as a director of our company.

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

Michael N. Taglich and Robert F. Taglich are brothers.

 Board Leadership Structure and Risk Oversight

The Board does not have a policy requiring separation of the roles of Chief Executive Officer and Chairman of the Board. Nevertheless, Michael N. Taglich is Chairman of the Board and Peter D. Rettaliata is Chief Executive Officer of the Company.

The Board has determined that a non-employee director serving as Chairman is in the best interests of our stockholders at this time. This structure ensures a greater role of non-employee directors in the active oversight of our business, including risk management oversight, and in setting agendas and establishing Board priorities and procedures. This structure also allows the Chief Executive Officer to focus to a greater extent on the management of our day-to-day operations.

The Board of Directors as a whole is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately. Certain risks are overseen by committees of the Board of Directors and these committees make reports to the full Board of Directors, including reports on noteworthy risk-management issues. Members of the Company’s senior management team regularly report to the full Board about their areas of responsibility and a component of these reports is risk within the area of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting on risks is conducted as needed or as requested by the Board or committee.

Board Committees

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NYSE MKT Rule 803A(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at airindustriesgroup.com under the heading “Investor Relations.”

       Audit Committee. Messrs. Siegel, Schroeder and Buonanno are members of the Audit Committee. Mr. Siegel serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under NYSE MKT Rule 803A(2).

          Our Audit Committee is responsible for preparing reports, statements and charters required by the federal securities laws, as well as:

•
overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;
•	overseeing and monitoring our independent registered public accounting firm's qualifications, independence and performance;
•	providing the Board with the results of its monitoring and its recommendations; and
•	providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

       Compensation Committee. Our Compensation Committee is composed of Messrs. Siegel, Buonanno and Brand. The Compensation Committee is responsible for:

•	establishing the Company’s general compensation policy, in consultation with the Company’s senior management, and overseeing the development and implementation of compensation programs.
•
reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and has the sole authority to determine the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate.

•	reviewing and approving the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company.
•
overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans.

•
approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options.

•
in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives.

•	reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of the Company.
•	preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

Nominating Committee. Our Nominating Committee was organized in April 2013 and is composed of Messrs. Schroeder, Siegel and Brand.  The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties.

A candidate must be willing to regularly attend Committee and Board of Directors meetings, to develop a strong understanding of the Company, its businesses and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care.  In addition, each candidate should have an understanding of all corporate governance concepts and the legal duties of a director of a public company.

Stockholders may contact the Nominating Committee Chairman, the Chairman of the Board or the Corporate Secretary in writing when proposing a nominee. This correspondence should include a detailed description of the proposed nominee’s qualifications and a method to contact that nominee if the Nominating Committee so chooses.

Stockholder Communications

        Any stockholder who desires to contact any of our Directors can write to Air Industries Group, 1479 North Clinton Avenue, Bay Shore, NY 11706 Attention: Stockholder Relations. Your letter should indicate that you are an Air Industries Group stockholder. Depending on the subject matter, our stockholder relations personnel will:

•	forward the communication to the Director(s) to whom it is addressed;
•	forward the communication to the appropriate management personnel;
•	attempt to handle the inquiry directly, for example where it is a request for information about the Company, or it is a stock-related matter; or
•	not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2013, except that that the statement of changes in beneficial ownership on Form 4 filed by Michael N. Taglich, Robert F. Taglich and Robert Schroeder reporting the grant of stock options was filed 10 days late in the case of Messrs. Taglich and 9 days late in the case of Mr. Schroeder.

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

Executive Compensation Table

						Non-equity	Nonqualified
						Incentive	deferred
				Stock	Option	Plan	compensation	All other
Name and principal Position	Year	Salary	Bonus	awards	awards	Information	earnings	compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Peter D. Rettaliata	2013	237,203	12,000	-	13,968	-	-	-		263,171
CEO	2012	230,901	32,500	-	-	-	-	-		263,401
Dario A. Peragallo	2013	235,676	11,000	-	16,761	-	-	5,988	(1)	269,425
President of AIM	2012	228,236	32,500	-	-	-	-	5,988	(1)	266,724
Scott A. Glassman	2013	143,937	6,400	-	3,723	-	-	3,000	(1)	157,060
Chief Accounting Officer	2012	124,100	8,000	-	-	-	-	3,000	(1)	135,100
Gary Settoducato	2013	196,028	7,500	-	16,761	-	-	6,586	(1)	226,875
President of WMI	2012	178,365	35,000	-	-	-	-	6,348	(1)	219,713

(1) Represents car allowance.

 None of our executive officers or key employees named in the above table has an employment agreement providing for a fixed term of employment.  All are employees at will terminable at any time without any severance, other than that payable to employees generally.

The annual base compensation of Messrs. Rettalliata, Peragallo, Glassman and Settaducotto is $240,000, $240,000, $145,000 and $175,000, respectively, and each individual is eligible for such cash bonuses and equity incentive awards as the Board from time to time determines to be appropriate.  In addition, each of these individuals receives a car allowance of no more than $7,500 per annum and is eligible to participate in such health and welfare plans as are made available to our executives generally.

Equity Awards – 2013

The following table shows the grant of equity awards in the form of options to our named executive officers during 2013. We did not grant any equity awards in the form of shares to any of the named executive officers during 2013 and consequently have omitted those columns from the table which would have described such awards.

GRANT OF PLAN-BASED AWARDS

		All Other Option
		Awards: Number of	Grant Date Fair Value
		Securities Underlying	of Stock and Option
Name	Grant Date	Options (#)	Awards ($)
Peter D. Rettaliata	10/1/2013	18,750	13,968
Dario A. Peragallo	10/1/2013	22,500	16,761
Scott A. Glassman	10/1/2013	5,000	3,723
Gary Settoducato	10/1/2013	22,500	13,761

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2013.

Option Awards					Stock Awards
					Equity Incentive
	Number of	Number of			Plan Awards:	Equity Incentive Plan
	Securities	Securities			Number of	Awards: Market or
	Underlying	Underlying			Unearned Shares,	Payout Value of
	Unexercised	Unexercised	Option	Option	Units or Other	Unearned Shares,
	Options (#)	Options (#)	Exercise	Expiration	Rights That Have	Units or Other Rights
Name	Exercisable	Unexercisable	Price	Date	Not Vested (#)	That Have Not Vested
Peter D. Rettaliata	375	-	88.00	9/26/2015	-	-
Peter D. Rettaliata	375	-	171.20	9/15/2015	-	-
Peter D. Rettaliata	375	-	190.80	9/15/2015	-	-
Peter D. Rettaliata	375	-	114.00	9/15/2015	-	-
Peter D. Rettaliata	1,500	-	90.00	9/15/2015	-	-
Peter D. Rettaliata	51,716	-	4.50	7/29/2015	-	-
Peter D. Rettaliata	-	18,750	6.60	9/30/2018	-	-
Dario Peragallo	375	-	88.00	9/26/2015	-	-
Dario Peragallo	375	-	171.20	9/15/2015	-	-
Dario Peragallo	375	-	190.80	9/15/2015	-	-
Dario Peragallo	375	-	114.00	9/15/2015	-	-
Dario Peragallo	1,500		90.00	9/15/2015	-	-
Dario Peragallo	51,716	-	4.50	7/29/2015	-	-
Dario Peragallo	-	22,500	6.60	9/30/2018	-	-
Scott Glassman	25	-	110.40	12/31/2015	-	-
Scott Glassman	12,168	-	4.50	7/29/2015	-	-
Scott Glassman	-	5,000	6.60	9/30/2018	-	-
Gary Settaducato	75	-	96.00	12/31/2015	-	-
Gary Settaducato	113	-	110.40	12/31/2015	-	-
Gary Settaducato	44,589	-	4.50	12/31/2015	-	-
Gary Settaducato	-	22,500	6.60	9/30/2018	-	-

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2013.

DIRECTOR COMPENSATION
				Non-Equity	Non-Qualified
	Fees Earned	Stock		Incentive Plan	Deferred	All Other
	or Paid in	Awards	Option	Compensation	Compensation	Compensation
Name	Cash ($)	($)	Awards ($)	($)	Earnings ($)	($)	Total ($)
Michael N. Taglich	57,500	-	3,301	-	-	-	60,801
Robert F. Taglich	57,500	-	3,301	-	-	-	60,801
Robert Schroeder	24,000	-	3,301	-	-	-	27,301
David J. Buonanno	24,000	-	3,301	-	-	-	27,301
Seymour G. Siegel	36,000	-	3,301	-	-	-	39,301
Michael Brand	33,750	-	3,301	-	-	-	37,051

2013 Equity Incentive Plan

Our Board of Directors adopted the 2013 Equity Incentive Plan, (“the “2013 Plan”), in June 2013, and the plan was approved by the Company’s stockholders on July 2013. The 2013 Plan is virtually identical to and replaced the 2010 Equity Incentive Plan which was adopted in July of 2010. The Company reserved 600,000 shares of its Common Stock for various issuances.  The 2013 Plan permits the Company to grant non-qualified and incentive stock options to employees, directors and consultants. The Plan is administered by the Compensation Committee of the Board and has a term of ten years from the date it was adopted by the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 28, 2014 by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors and executive officers, and (iii) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.  As of February 28, 2014 we had outstanding 5,868,068 shares of our common stock. Except as stated in the table, the address of the holder is c/o our company, 1479 North Clinton Avenue, Bay Shore, New York 11706.

NAME	Number of Shares			Percent of Class

Owner of More than 5% of Class:

Hillson Partners LP (1)
Hillson Private Partners II, LLLP (1)	331,556			5.65%
110 North Washington Street, Suite 401
Rockville, MD 20850

Directors and Executive Officers:
Peter D. Rettaliata	56,961	(2	) *
Michael N. Taglich	420,673	(3)		7.12%
Seymour G. Siegel	8,039	(4	) *
David J. Buonanno	7,789	(4	) *
Robert F. Taglich	439,174	(3)		7.44%
Robert Schroeder	77,309	(5)		1.32%
Michael Brand	6,750	(6	) *
Dario Peragallo	57,500	(2	) *
Gary Settoducato	44,796	(7	) *
Scott Glassman	12,205	(8	) *

All Directors and officers	1,068,770	(9)		17.99%
as a group (10 persons)

____________________
* Less than 1%

(1) The general partner of Hillson Partners LP and Hillson Private Partners II, LLP is Danuel H Abramowitz, who has the sole power to vote and dispose of the shares.
(2) Includes 54,416 shares we may issue upon exercise of options.
(3) Includes 30,736 shares owned by Taglich Brothers, Inc. and other entities controlled by Mr. Taglich 31,190 share we may issue upon exercise of warrants and 6,750 shares we may issue upon exercise of options.

(4) Includes 7,250 shares we may issue upon exercise of options.
(5) Includes 20,005 shares we may issue upon exercise of warrants and 6,750 shares we may issue upon exercise of options.
(6) Includes 6,750 shares we may issue upon exercise of options.
(7) Includes 44,777 shares we may issue upon exercise of options.
(8) Includes 12,193 shares we may issue upon exercise of options.
(9) Includes 51,195 shares we may issue upon exercise of warants and 207,302 shares we may issue upon exercise of options.

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

Board Independence

Our Board of Directors has determined that Robert Schroeder, Seymour G. Siegel, David Buonanno and Michael Brand are "independent directors" within the meaning of NYSE MKT Rule 803A(2).

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

      During fiscal year 2013 and fiscal year 2012, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2013	2012

Audit Fees (1)	$240,000	$281,630
Audit Related Fees (2)	49,602	41,411
Tax Fees (3)	43,149	47,295

	$332,751	$370,336
___________
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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.  Description

2.1
Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

2.2
Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

2.3
Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

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

10.2
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

10.6
Amendment No. 1 dated August 2, 2009 to the Stock Purchase Agreement, dated March 9, 2009, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed August 3, 2009).

10.7
7% Promissory Note of Registrant in the principal amount of $2,000,000 in favor of John and Lugenia Gantt (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.8
Registration Rights Agreement dated as of August 24, 2009 by and among the Registrant and John and Lugenia Gantt (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.9
Amended and Restated Promissory Note dated as of August 26, 2009 payable to John and Lugenia Gantt (the "Amended and Restated Gantt Note") (incorporated by reference from Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.10	Amendment dated as of October 9, 2009 to Amended and Restated Gantt Note (incorporated by reference from Exhibit 10.47 to the Registrant's 2007 Form 10-K).

10.11
Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “PNC Loan Agreement”) dated June 27, 2013 by and among PNC Bank, National Association, as Lender and Agent, and Air Industries Machining, Corp., Welding Metallurgy, Inc., Nassau Tool Works, Inc. and Air Industries Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 27, 2013).

10.12	Guarantor’s Ratification by Air Industries Group, Inc. under PNC Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed June 27, 2013).

10.13
Securities Purchase Agreement for sale of junior subordinated notes and series B convertible preferred stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 7, 2010).

10.14	Junior Subordinated Note due 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 7, 2010).

10.15
Asset Purchase Agreement dated as of June 20, 2012 among the Registrant, Nassau Tool Works, Inc., Vincent DiCarlo and Robert E. Hunt (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10).

10.16	Assignment and Assumption Agreement dated as of June 20, 2012 between the Registrant and NTW Operating Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10).

10.17	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10).

10.18	Subscription documents for purchase of common stock and conversion of junior subordinated notes into common stock. (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10).

10.19	Placement Agent Agreement dated as of May 21, 2012 between the Registrant and Taglich Brothers Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10).

10.20	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.21	Common Stock Purchase Agreement dated October 25, 2013 with Kimura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 29, 2013).

10.22	First Amendment to PNC Loan Agreement.

10.23	Amended and Restated PNC Loan Agreement.

10.24	Amended and Restated Revolving Credit Note issued under the PNC Loan Agreement.

10.25	Second Amendment to Term Note issued under the PNC Loan Agreement.

14.1
Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-144561) filed July 13, 2009 and declared effective July 27, 2009).

21.1	Subsidiaries.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____
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

Dated: March 25, 2014

AIR INDUSTRIES GROUP

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata President and CEO (principal executive officer)

By:	/s/ Peter D. Rettaliata
Scott Glassman Chief Accounting Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 25, 2014 in the capacities indicated.

Signature	Capacity

/s/ Peter D. Rettaliata
Peter D. Rettaliata	President, CEO and a Director

/s/ Scott Glassman
Scott Glassman	Chief Accounting Officer and Treasurer

/s/ Michael N. Taglich
Michael N. Taglich	Chairman of the Board

/s/ Seymour G. Siegel
Seymour G. Siegel	Director

/s/ Robert F. Taglich
Robert F. Taglich	Director

/s/ David J. Buonanno
David J. Buonanno	Director

/s/ Robert Schroeder
Robert Schroeder	Director

/s/ Michael Brand
Michael Brand	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Air Industries Group

We have audited the accompanying consolidated balance sheets of Air Industries Group and Subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 25, 2014

AIR INDUSTRIES GROUP
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$561,000	$490,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $783,000 and $705,000	8,584,000	11,631,000
Inventory	26,222,000	26,739,000
Deferred Tax Asset	1,051,000	-
Prepaid Expenses and Other Current Assets	510,000	546,000
Deposits - Vendors	-	133,000
Total Current Assets	36,928,000	39,539,000

Property and Equipment, net	6,523,000	5,883,000
Capitalized Engineering Costs - net of Accumulated Amortization of $3,879,000 and $3,449,000	752,000	802,000
Deferred Financing Costs, net, deposit and other assets	605,000	590,000
Intangible Assets, net	4,726,000	5,889,000
Deferred Tax Asset	185,000	-
Goodwill	453,000	453,000
TOTAL ASSETS	$50,172,000	$53,156,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$14,969,000	$19,211,000
Accounts Payable and Accrued Expenses	6,855,000	7,077,000
Lease Impairment - Current	71,000	85,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	251,000	-
Dividends Payable	717,000	-
Income Taxes Payable	1,496,000	1,448,000

Total Current Liabilities	24,397,000	27,859,000

Long term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	2,527,000	4,640,000
Lease Impairment - Net of Current Portion	56,000	127,000
Deferred Gain on Sale - Net of Current Portion	447,000	485,000
Deferred Rent	1,132,000	1,057,000

TOTAL LIABILITIES	28,559,000	34,168,000

Contingencies
Stockholders' Equity

Preferred Stock Par Value $.001-Authorized 1,000,000 and 8,003,716 shares at December 31, 2013 and 2012, respectively, none issued and outstanding at December 31, 2013 and 2012	-	-
Common Stock - Par Value $.001- Authorized 25,000,000 and 20,000,000 shares at December 31, 2013 and 2012, respectively, 5,844,093 and 5,711,093 Shares Issued and Outstanding as of December 31, 2013 and 2012, respectively	6,000	6,000
Additional Paid-In Capital	36,799,000	37,913,000
Accumulated Deficit	(15,192,000)	(18,931,000)
TOTAL STOCKHOLDERS' EQUITY	21,613,000	18,988,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,172,000	$53,156,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP
Consolidated Statements of Income for the Year ended December 31,

	2013	2012

Net Sales	$62,833,000	$64,215,000

Cost of Sales	47,598,000	49,357,000

Gross Profit	15,235,000	14,858,000

Operating Expenses	10,622,000	8,874,000

Income from operations	4,613,000	5,984,000

Interest and financing costs	(1,340,000)	(1,843,000)
Other (expense) income, net	296,000	(146,000)
Income before provision for income taxes	3,569,000	3,995,000

(Benefit from) Provision for income taxes	(170,000)	1,447,000

Net income	$3,739,000	$2,548,000

Income per share - basic	$0.65	$0.54
Income per share - diluted	$0.63	$0.54

Weighted average shares outstanding - basic	5,739,014	4,680,581
Weighted average shares outstanding - diluted	5,932,726	4,759,246

See notes to consolidated financial statements

AIR INDUSTRIES GROUP
Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 2013 and 2012

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2012	-	$-	3,579,114	$4,000	$26,141,000	$(21,479,000)	$4,666,000
Issuance of Shares For Acquisition	-	-	66,667	-	300,000	-	300,000
Issuance of Shares For Private Placement	-	-	1,185,851	1,000	6,527,000	-	6,528,000
Issuance of Shares For conversion of Junior Subordinated Notes	-	-	867,461	1,000	5,203,000	-	5,204,000
Issuance of Shares For Costs Associated with Private Placement	-	-	12,000	-	-	-	-
Dividends Paid	-	-	-	-	(359,000)	-	(359,000)
Stock compensation expense	-	-	-	-	101,000	-	101,000
Net income	-	-	-	-	-	2,548,000	2,548,000
Balance, December 31, 2012	-	-	5,711,093	6,000	37,913,000	(18,931,000)	18,988,000
Issuance of Shares For Private Placement	-	-	133,000	-	997,000	-	997,000
Dividends Paid	-	-			(1,432,000)		(1,432,000)
Dividends Payable					(717,000)		(717,000)
Stock compensation expense	-	-			38,000		38,000
Net income	-	-				3,739,000	3,739,000
Balance, December 31, 2013	-	$-	5,844,093	$6,000	$36,799,000	$(15,192,000)	$21,613,000

See notes to consolidated financial statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Year Ended December 31,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,739,000	$2,548,000
Adjustments to Reconcile Net Income to Net
Cash provided by Operating Activities
Depreciation of property and equipment	1,709,000	1,557,000
Amortization of intangible assets	1,163,000	693,000
Amortization of capitalized engineering costs	430,000	459,000
Bad debt expense	394,000	80,000
Non-cash compensation expense	38,000	101,000
Amortization of deferred financing costs	69,000	52,000
Negative goodwill resulting from the bargain purchase acquisition	(361,000)	-
Gain on sale of real estate	(38,000)	(38,000)
Deferred Income Taxes	(1,236,000)	-
Adjustments to Lease Impairment	-	53,000

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	2,871,000	(4,606,000)
Inventory	440,000	1,136,000
Prepaid Expenses and Other Current Assets	35,000	(216,000)
Deposits	134,000	(132,000)
Other Assets	20,000	51,000
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	(892,000)	(1,534,000)
Deferred Rent	75,000	82,000
Income Taxes payable	48,000	1,408,000
Customer Deposits	251,000	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,889,000	1,694,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition, net of cash aquired of $7,000 and $0	(450,000)	(11,600,000)
Capitalized engineering costs	(380,000)	(292,000)
Purchase of property and equipment	(288,000)	(1,059,000)
Deposit for new property and equipment	-	(87,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,118,000)	(13,038,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	997,000	7,115,000
Payment of Issuance costs for Private Placement	-	(587,000)
Notes payable - Sellers	(644,000)	(601,000)
Capital lease obligations	(996,000)	(608,000)
Notes payable-Jr. Subordinated Debt	-	(115,000)
Note payable - Revolver	(3,637,000)	4,787,000
Proceeds from note payable - Term Loan	-	3,900,000
Payments of note payable - Term Loan	(1,800,000)	(2,153,000)
Cash paid for deferred financing costs	(102,000)	(21,000)
Payments related to Lease Impairment	(85,000)	(101,000)
Dividends Paid	(1,433,000)	(359,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,700,000)	11,257,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,000	(87,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	490,000	577,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$561,000	$490,000

Supplemental cash flow information
Cash paid during the period for interest	$1,188,000	$1,577,000

Supplemental cash flow information
Cash paid during the period for income taxes	$1,061,000	$64,000

Supplemental schedule of non-cash investing and financing activities
Junior Subordinated Note Converted to Common Stock	$-	$5,204,000

Property and equipment acquired under capital lease	$-	$797,000

Dividends payable	$717,000	$-

Purchase of substantially all assets of Nassau Tool Works, Inc and assumption of liabilities in the acquisition as follows:
Fair Value of Tangible Assets acquired	$-	$7,941,000
Intangible assets, subject to amortization	-	4,975,000
Goodwill	-	162,000
Liabilities assumed	-	(660,000)
Due to Seller of Old Nassau Tool	-	(518,000)
Common Stock	-	(300,000)
Cash paid for acquisition	$-	$11,600,000

Purchase of certain assets of Decimal Industries, Inc
Fair Value of Tangible Assets acquired	$975,000	$-
Due to Sellers of Decimal Industries	(660,000)	-
Cash paid for acquisition	$315,000	$-

Purchase of stock of Miller Stuart, Inc
Fair Value of Tangible Assets acquired	$513,000	$-
Cash acquired	(7,000)	-
Liabilities Assumed	(10,000)	-
Negative goodwill resulting from the bargain purchase acquisition	(361,000)	-
Cash paid for acquisition	$135,000	$-

AIR INDUSTRIES GROUP
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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), a wholly-owned subsidiary of WMI and Nassau Tool Works, Inc. (“NTW”) (together, the “Company”).

Note 2. ACQUISITIONS

On November 6, 2013, the Company, through its WMI subsidiary, acquired all of the common stock of Miller Stuart for $142,000 of which $25,000 was due at the date of closing, with the remainder due on December 6, 2013.  As a result of the acquisition, Miller Stuart became a division of WMI.  Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. The acquisition of Miller Stuart will add to the existing customer base of AIRI and enhance the types of parts that AIRI can offer to its existing customers.

The acquisition of Miller Stuart was accounted for under FASB ASC 805, “Business Combinations”, and its results of operations have been included with WMI.  The purchase price allocation is set forth below.

Fair Value of Tangible Assets acquired (including cash acquired of $7,000)	$513,000
Liabilities assumed	(10,000)
Negative goodwill resulting from the bargain purchase acquisition	(361,000)
Total	$142,000

As a result of the acquisition, the Company recognized a non-cash bargain purchase gain of $361,000 which is included in other income (expense), net in the consolidated statements of income.

On July 1, 2013, the Company through its WMI subsidiary acquired certain assets including production equipment, inventory and intangible assets of Decimal Industries, Inc. (“Decimal”).  The assets are being operated as part of WMI. Decimal is a long established Long Island based manufacturer of precision welded and brazed aerospace chassis and other components housing avionics, radars and other electronic devices in aircraft and naval vessels. Decimal’s customers include major aerospace contractors. The acquisition not only adds to the existing customer base, but brings new capabilities to WMI and the group.

The acquisition of Decimal was accounted for under FASB ASC 805, “Business Combinations”.  The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale and certain fixed assets with an approximate value of $310,000. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667 commencing in August 2013, with a final payment in the amount of $46,766. The two owners of Decimal have become employees of the Company and are under contract until June 2018. As part of the transaction, the facility of Decimal has been leased for 12 months until June 2014. It is the Company’s intention to combine and relocate the operations of Decimal into WMI’s facility in Hauppauge. At December 31, 2013, $277,000 was owed to the sellers of Decimal and is included in accounts payable and accrued expenses on the consolidated balance sheet.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2012, the Company, through a newly created subsidiary, NTW, entered into a contract with an unrelated company formerly known as Nassau Tool Works, Inc. (“Old Nassau Tool”) and its shareholders (the “NTW Sellers”) to purchase substantially all of the assets of Old Nassau Tool, and to assume certain of its liabilities, for $12.0 million ($12,000,000), subject to a positive or negative adjustment based on net working capital at closing.  The acquisition (the “NTW Acquisition”) was completed on June 20, 2012, and the assets, liabilities and the business of Old Nassau Tool are now operated through our NTW subsidiary. The two former shareholders of NTW have joined the management team of the Company pursuant to Employment Agreements.

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

Fair Value of Tangible Assets acquired	$7,941,000
Intangible assets, subject to amortization	4,975,000
Goodwill	162,000
Liabilities assumed	(660,000)
Total	$12,418,000

The cost of the acquisition totaled $12,418,000.  The purchase price of the acquisition was as follows:

1.	At closing, Old Nassau Tool was paid $11,400,000.
2.	The issuance of 66,667 shares of common stock valued at $300,000.
3.	$200,000 paid in July after the release of a lien on certain property and equipment purchased.
4.	$518,000 to be paid as a working capital adjustment. See below.

Post closing of the NTW Acquisition, it was determined that an increase in the working capital adjustment in the amount of $518,000 was necessary and is reflected in the purchase price allocation above.  In addition, in July 2012, the Company paid $107,000 of liabilities of Old Nassau Tool not assumed under the NTW Acquisition.  Such amount will either be repaid or offset against amounts owed to Old Nassau Tool or the NTW Sellers.  For financial statement purposes, such amount has been offset against the working capital adjustment.  At both December 31, 2013 and 2012, the amount due and payable to Old Nassau Tool totaled $411,000 and is included on the consolidated balance sheet in accounts payable and accrued expenses.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.  The Company’s customers consist mainly of publically-traded companies in the aerospace industry.

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

AIM and NTW generally purchase inventory only when it has non-cancellable contracts for orders from its customers for finished goods. Welding generally produces pursuant to customer orders and maintains relatively low inventory levels. AIM and NTW occasionally produce finished goods in excess of purchase order quantities in anticipation of future demand; historically this excess has been used in fulfilling future purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

The Company presents inventory net of progress billings in accordance with the specified contractual arrangements with the United States Government, which results in the transfer of title of the related inventory from the Company to the United States Government, when such progress payments are received.

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. Though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of the Company’s machines.  The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight-line basis over the estimated length of the contract, or if shorter, three years.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2013 and 2012.

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

The Company recognizes certain revenues under a bill and hold arrangement with two of its large customers.  For any requested bill and hold arrangement, the Company makes an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition as follows:

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

•	The customer has made fixed commitment to purchase in written documentation. All customers’ orders are through firm written purchase orders.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had approximately $773,000 or 1.2% of net sales that were billed but not shipped under such bill and hold  arrangements as of December 31, 2013.

Payments received in advance from customers for products delivered are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. The Company utilizes a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are the useful lives of property and equipment, provisions for inventory obsolescence, accrued expenses and whether to accrue for various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Credit and Concentration Risks

There were three customers that represented 56.0% and 65.3% of total sales for the years ended December 31, 2013 and 2012, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2013	2012

1	27.7	27.6
2	18.3	26.3
3	10.0	**
4	*	11.4

* Customer was less than 10% of sales for the year ended December 31, 2013
** Customer was less than 10% of sales for the year ended December 31, 2012

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were two customers that represented 42.9% of gross accounts receivable at December 31, 2013 and three customers that represented 54.6% of gross accounts receivable at December 31, 2012.  This is set forth in the table below.
Customer	Percentage of Receivables
	December	December
	2013	2012
1	22.8	18.6
2	20.1	10.7
3	*	25.3

* Customer was less than 10% of Gross Accounts Receivable at December 31, 2013

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AIR INDUSTRIES GROUP
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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2013	2012

Weighted average shares outstanding used to compute basic earning per share	5,739,014	4,680,581
Effect of dilutive stock options and warrants	193,712	78,665
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	5,932,726	4,759,246

The following securities have been excluded from the calculation as their effect would be anti-dilutive:

	December 31,	December 31,
	2013	2012

Stock Options	24,548	11,948
Warrants	-	118,835
	24,548	130,783

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $453,000 relates to the acquisition of Welding ($291,000) and the NTW Acquisition ($162,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company accounts for the impairment of goodwill under the provisions of ASU 2011-08 (“ASU 2011-08”), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist.  As discussed above, the Company adopted ASU 2011-08 and performed a qualitative assessment in the fourth quarter of 2013 to determine whether it was more likely than not that the fair value of each of Welding and NTW was less than its carrying amount.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that there has been no impairment of goodwill at December 31, 2013 and 2012.

Freight Out

Freight out is included in operating expenses and amounted to $64,000 and $82,000 for the years ended December 31, 2013 and 2012, respectively.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.0 billion in annual sales, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1.0 billion of non-convertible debt over a three year period. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Recently Issued Accounting Pronouncements

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain account balances in 2012 have been reclassified to conform to the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2013	2012

Accounts Receivable Gross	$9,367,000	$12,336,000
Allowance for Doubtful Accounts	(783,000)	(705,000)
Accounts Receivable Net	$8,584,000	$11,631,000

The allowance for doubtful accounts for the years ended December 31, 2013 and 2012 is as follows:

	Balance at	Charged to Costs	Deductions From	Balance at End of
	Beginning of Year	and Expenses	Reserves	Year
Year ended December 31, 2013
Allowance for Doubtful Accounts	$705,000	$400,000	$322,000	$783,000
Year ended December 31, 2012
Allowance for Doubtful Accounts	$950,000	$262,000	$507,000	$705,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2013	2012

Raw Materials	$6,002,000	$6,105,000
Work In Progress	15,665,000	16,730,000
Finished Goods	7,712,000	6,653,000
Progress Payments Received	(416,000)	(525,000)
Inventory Reserve	(2,741,000)	(2,224,000)
Total Inventory	$26,222,000	$26,739,000

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2013	2012

Machinery and Equipment	$6,251,000	$5,801,000	5 - 8 years
Capital Lease Machinery and Equipment	5,261,000	4,503,000	5 - 8 years
Tools and Instruments	5,009,000	3,968,000	1.5 - 7 years
Automotive Equipment	59,000	55,000	5 years
Furniture and Fixtures	257,000	232,000	5 - 8 years
Leasehold Improvements	646,000	612,000	Term of Lease
Computers and Software	357,000	318,000	4-6 years
Total Property and Equipment	17,840,000	15,489,000
Less: Accumulated Depreciation	(11,317,000)	(9,606,000)
Property and Equipment, net	$6,523,000	$5,883,000

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $1,711,000 and $1,557,000, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	December 31,	December 31,
	2013	2012

Customer Relationships	$5,815,000	$5,815,000	5 to 14 years
Trade Names	770,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(2,584,000)	(1,421,000)
Intangible Assets, net	$4,726,000	$5,889,000

The expense for amortization of the intangibles for the years ended December 31, 2013 and 2012 was approximately $1,163,000 and $693,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization of intangibles is as follows:

For the year ending	Amount
December 31, 2014	$1,163,000
December 31, 2015	1,163,000
December 30, 2016	1,163,000
December 31, 2017	617,000
December 31, 2018	102,000
Thereafter	518,000
Total	$4,726,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property comprising its corporate headquarters in Bay Shore, New York (the "Property") for a purchase price of $6,200,000.  The Company accounted for the transaction under the provisions of FASB ASC 840-40, “Leases – Sale-Leaseback Transactions.”  The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty year lease at approximately $38,000 per year.  The gain is included in Other Income in the accompanying Consolidated Statement of Income. The unrecognized portion of the gain in the amount of $485,000 and $523,000 as of December 31, 2013 and 2012, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheet.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2013	2012

Revolving credit note payable to PNC Bank N.A. ("PNC")	$12,029,000	$15,667,000
Term loan, PNC	1,948,000	3,748,000
Capital lease obligations	1,787,000	2,060,000
Notes payable to sellers of WMI	732,000	1,376,000
Junior subordinated notes	1,000,000	1,000,000
Subtotal	17,496,000	23,851,000
Less: Current portion of notes and capital obligations	(14,969,000)	(19,211,000)
Notes payable and capital lease obligations, net of current portion	$2,527,000	$4,640,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets.  The Loan Facility has been amended many times during its term.  The Company entered into the latest amendment to the Loan Facility in December 2013 and paid an amendment fee of $25,000.  The Loan Facility now provides for maximum borrowings of $22,000,000 consisting of the following:

(i)	a $20,000,000 revolving loan (includes inventory sub-limit of $12,500,000) and
(ii)	a $1,948,000 term loan.

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to Eurodollar Rate Loans.   Prior to the amendment the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans.  The revolving credit note had an interest rate of 4.0% and 5.50% per annum at December 31, 2013 and 2012, respectively, and an outstanding balance of $12,029,000 and $15,667,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

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

Under the terms of the Loan Facility, the maturity date of the term loan is the first business day (as defined) of January 2015. The term loan now bears interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three percent (3.00%) with respect to Eurodollar Rate Loans. Prior to the amendment the term loan bore interest, at the option of the Company equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three and one half of one percent (3.50%) with respect to Eurodollar Rate Loans.   Repayment under the term loan shall consist of 19 consecutive monthly principal installments, the first 18 of which will be in the amount of $150,000 commencing on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, upon a request from PNC no later than the last day of any applicable fiscal quarter, there is a prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), payable upon the delivery of the financial statements for such fiscal period to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended December 31, 2013. At December 31, 2013 and 2012, the balance due under the term loan was $1,948,000 and $3,748,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio.  In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility.  As of both December 31, 2013 and 2012, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of December 31, 2013 the future minimum principal payments for the term loan are as follows:

For the year ending	Amount
December 31, 2014	$1,800,000
December 31, 2015	148,000
PNC Term Loan Payable	1,948,000
Less: Current portion	(1,800,000)
Long-term portion	$148,000

Interest expense related to these credit facilities amounted to approximately $928,000 and $1,006,000 for the years ended December 31, 2013 and 2012, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,787,000 and $2,060,000 as of December 31, 2013 and 2012, respectively, with various interest rates ranging from 7.0% to 9.5%.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2014	$569,000
December 31, 2015	569,000
December 31, 2016	466,000
December 31, 2017	315,000
December 31, 2018	144,000
Total future minimum lease payments	2,063,000
Less: imputed interest	(276,000)
Less: current portion	(449,000)
Total Long Term Portion	$1,338,000

On July 1, 2013, coincident with the acquisition of Decimal, the Company satisfied approximately $454,000 of capital leases that had maturities of less than one year remaining. As a result of this satisfaction, PNC now has the first lien on the equipment that was previously leased under the capital leases.

Notes Payable - Sellers

As of December 31, 2013 and 2012, the balance owed to the sellers of Welding is:

	December 31,	December 31,
	2013	2012

Former Welding Stockholders	$732,000	$1,376,000
Less: Current Portion	(691,000)	(644,000)
Total long-term portion	$41,000	$732,000

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of Welding. Our obligation under the Note is subordinate to our indebtedness to PNC.

     The Note and payment terms were adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of Welding.  It was agreed that all interest that had been accrued and not yet paid under prior arrangements would be capitalized into the principal balance of the note, making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At December 31, 2013 and 2012, the balance owed under the note was $732,000 and $1,376,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the future minimum payments for the note payable to the former stockholders of Welding are as follows:

For the year ending	Amount
December 31, 2014	$691,000
December 31, 2015	41,000
Former WMI Stockholders Notes Payable	732,000
Less: Current portion	(691,000)
Long-term portion	$41,000

Interest expense related to notes payable to the former stockholder was $76,000 and $119,000 for the years ended December 31, 2013 and 2012, respectively.

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

In conjunction with the Private Placement of our common stock to raise money for the NTW Acquisition, the Company solicited the holders of our Junior Subordinated Notes to convert their notes to Common Stock at a price of $6.00 per share.  On June 29, 2012, the Company issued 867,461 shares of its Common Stock in exchange for approximately $5,204,000 of its Junior Subordinated Notes. On July 26, 2012, the Company repaid $115,000 of its Junior Subordinated Notes along with the accrued interest thereon of approximately $1,000.

The due dates of the remaining Junior Subordinated Notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC.

The balance owed on the Junior Subordinated Notes at both December 31, 2013 and 2012 amounted to $1,000,000.

Interest expense on the Junior Subordinated Notes amounted to $120,000 and $439,000 for the years ended December 31, 2013 and 2012, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2013	2012

Accounts Payable	$5,142,000	$5,713,000
Accrued Expenses	793,000	697,000
Due to Decimal sellers	277,000	-
Due to NTW sellers	411,000	411,000
Accrued Interest	84,000	138,000
Accrued Payroll	118,000	99,000
401K payable	30,000	19,000
	$6,855,000	$7,077,000

Note 11. STOCKHOLDERS' EQUITY

Common Stock Issuances

On October 28, 2013, the Company sold 133,000 shares of its common stock pursuant to a Common Stock Purchase Agreement for $7.50 a share for gross proceeds of $997,000.  The Company reserves the right to pay Taglich Brothers a placement agent fee in connection with the sale in an amount not to exceed $20,000.

The Purchase and Sale Agreement contained a provision such that if at any time prior to April 30, 2014, the Company, in a transaction in which it receives gross proceeds in excess of $1,000,000, issues or otherwise sells or distributes shares of its preferred stock, common stock or options, warrants, rights or other securities to purchase or convertible into shares of its preferred stock or common stock, hereinafter, the “New Securities,” (other than compensatory options to purchase no more than 500,000 shares issued to the directors, employees or regularly engaged consultants of the Company) at its option, the buyer may elect to return all, but not less than all, of the shares to the Company and  subscribe for the New Securities to be sold or distributed by the Company. In such event, the buyer shall receive the number of New Securities as is equal to the result obtained by dividing the Aggregate Purchase Price by the price per share at which the New Securities are being sold by the Company.

During June and July of 2012, the Company issued 1,185,851 shares of its Common Stock in a Private Placement to Accredited Investors.  The Company received $6,528,000 net of commissions and expenses.

Our agent, Taglich Brothers, received commissions in the amount of approximately $569,000, along with 12,000 shares of common stock, and warrants to purchase approximately 119,000 shares of Common Stock at $6.30.  The Company also paid approximately $18,000 of legal fees on behalf of Taglich Brothers.

The proceeds from the sale of the Common Stock were used to finance the NTW Acquisition.

On June 29, 2012, in conjunction with the Private Placement, we issued 867,461 shares of our common stock in exchange for approximately $5,204,000 of our Junior Subordinated Notes.

As part of the NTW Acquisition, we issued 66,667 shares of common stock to the stockholders of Old Nassau Tool.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.125 per common share paid on January 24, 2014 to all shareholders of record as of the close of business on January 9, 2014.  The approximate amount of the divided was $717,000.

Derivative Liabilities

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

Warrants Issued To Taglich Brothers

As discussed above, the Company issued warrants to Taglich Brothers.  Such warrants contain “cashless exercise” provisions.  As a result, the value of the warrants has to be recognized as a liability.  In addition, the Company would be required to revalue the derivative liability at the end of each reporting period with the change in value reported on the consolidated statement of income.  The Company did not account for the derivative liability in its consolidated financial statements as it was determined to not be material.

Down Round Feature

As discussed above, the Company issued shares of common stock under a Common Stock Purchase Agreement which contained a “down round” feature.  Based on an evaluation as discussed in ASC No. 815-15, “Embedded Derivatives” and ASC No. 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the down round feature in the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares.  As such, the down round feature should be bifurcated from the common stock and accounted for as a derivative liability.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not value the derivative liability at October 25, 2013, the date of consummation of the Stock Purchase Agreement.  One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature.  Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. As of September 30, 2013, the Company was operating profitably and had generated net cash through operations for the trailing nine months of $3,556,000. Further, at such time the Company was not anticipating any material acquisitions or significant capital expenditures that would require the Company to seek additional cash financing.   Moreover, although the Company might seek additional capital to complete a new acquisition, it was only likely to seek to complete an acquisition if it was accretive to earnings.  If triggering the down round feature would render an acquisition dilutive rather than accretive, it was unlikely that the acquisition would be made until after the down round feature expired.

Under generally accepted accounting principals, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at December 31, 2013.  At such date, the Company determined that it was still not likely that an equity financing would occur prior to April 30, 2014, the expiration date of the down round feature.  Such conclusion was based upon the discussion noted above. In addition the Company had remained profitable through the fourth quarter of 2013, continued to generate significant cash from operations and had significant availability under its revolving credit facility. Moreover, although the Company might seek additional equity capital to complete a new acquisition, it was only likely to seek to complete an acquisition if it was accretive to earnings.  If triggering the down round feature would render an acquisition dilutive rather than accretive, it was unlikely that the acquisition would be made until after the down round feature expired.

Note 12. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the "Union").  The contract expires on December 31, 2015.

Medical benefits for union employees are provided through a policy with Insperity, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $247,000 and $267,000 for the years ended December 31, 2013 and 2012, respectively.

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

Others

All other Company employees, including those of Welding and NTW, are covered under a co-employment agreement with Insperity.

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the "Plans"). Pursuant to the Plans, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to either Plan.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $1,978,000 and $1,570,000 for the years ended December 31, 2013 and 2012, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2013, the aggregate future minimum lease payments are as follows:

	Plant Avenue	Fifth Avenue	Lamar Street	Reith Street
For the year ending	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Total Rents
December 31, 2014	$614,000	$664,000	$360,000	$36,000	$1,674,000
December 31, 2015	633,000	684,000	360,000	-	$1,677,000
December 31, 2016	-	704,000	360,000	-	$1,064,000
December 31, 2017	-	725,000	360,000	-	$1,085,000
December 31, 2018	-	747,000	300,000	-	$1,047,000
Thereafter	-	6,601,000		-	$6,601,000
Total Rents	$1,247,000	$10,125,000	$1,740,000	$36,000	$13,148,000

The leases provide for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying consolidated balance sheets.

One of the Company’s former subsidiaries was located in the Plant Avenue facility and following discontinuing operations, a portion of the facility was vacant. The Company recorded a charge for $579,000 at December 31, 2009 representing the estimated discounted future cost of part of the Plant Avenue facility.

As of December 31, 2013, the estimated discounted future cost will be charged to expense as follows:

For the year ending	Amount
December 31, 2014	$71,000
December 31, 2015	56,000
Total future minimum lease payments	127,000
Less: current portion	(71,000)
Total Long-Term Portion	$56,000

On July 1, 2010, the Company entered into a sublease with a third party to rent a portion of the vacant space at the Plant Avenue facility.  Under the terms of the sublease, the sub-tenant occupied approximately 17,787 square feet for the months of July 2010 through October 2010.  Beginning in November 2010, the sub-tenant occupied approximately 27,787 square feet.  The space was being subleased for $3.00 per square foot, with a discount in the first month of 50%.  The sublease was a month-to-month lease and could be terminated by either party with 90 days written notice. This sublease was terminated on June 30, 2013.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. INCOME TAXES

The provision for income taxes as at December 31, are set forth below:

	2013	2012

Current
Federal	$1,135,000	$1,093,000
State	339,000	354,000
Prior year overaccruals
Federal	(185,000)	-
State	(223,000)	-
Total Expense	1,066,000	1,447,000

Deferred Tax Benefit	(1,236,000)	-

Net (Benefit) Expense for Income Taxes	$(170,000)	$1,447,000

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2013	2012

Federal Tax Rate	34%	34%
Effect of State Taxes	6%	8%
State Franchise Taxes	1%	0%
Net Operating Loss Carry Forward	0%	-9%
Permanent Differences	-3%	0%
Prior Year over accrual - Federal	-5%	0%
Prior Year Over Accrual - State	-4%	0%
Change in Valuation Allowance	-35%	0%
Others	1%	3%
Total	-5%	36%

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of December 31, are set forth below:

	December 31,	December 31,
	2013	2012

Deferred tax assets:
Current:
Bad debts	313,000	282,000
Inventory - 263A adjustment	729,000	569,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax asset before valuation allowance	1,051,000	860,000
Valuation Allowance	-	(860,000)
Total current deferred tax asset after valuation allowance	$1,051,000	$-

Non- Current
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	86,000
Stock based compensation - options and restricted stock	521,000	506,000
Capitalized engineering costs	503,000	447,000
Deferred rent	453,000	423,000
Amortization - NTW Transaction	475,000	138,000
Lease Impairment	51,000	85,000
Deferred gain on sale of real estate	194,000	209,000
Total deferred tax assets before valuation allowance	3,289,000	2,982,000
Valuation allowance	(1,092,000)	(1,409,000)
Total deferred tax assets after valuation allowance	2,197,000	1,573,000

Deferred tax liabilities:
Property and equipment	(1,497,000)	(997,000)
Goodwill - NTW Transaction	(7,000)	-
Amortization - Welding Transaction	(508,000)	(576,000)
Total Deferred Tax Liability	(2,012,000)	(1,573,000)

Net deferred tax asset	$1,236,000	$-

During 2013, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards.  This was based upon the fact that management believes that the net deferred tax assets are more likely than not to be realized.  The valuation allowance at December 31, 2013 and 2012 amounted to $1,092,000 and $2,269,000, respectively.

The Company has a capital loss carry forward from the sale of Sigma Metals, Inc., a former subsidiary of the Company of $2,719,000 which will expire in fiscal 2015.

At December 31, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2013 and 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and state tax authorities.

Note 15. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

     On June 3, 2013, the Company's Board of Directors adopted and on July 29, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan is virtually identical to and replaced the 2010 Equity Incentive Plan which was adopted in July 2010.  The Company reserved 600,000 shares of its Common Stock for various issuances. The 2013 Plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants.

During the years ended December 31, 2013 and 2012, the Board of Directors approved the issuance of 13,500 and 21,000 options, respectively, to the non-employee members of the Company’s Board of Directors.  These options vested immediately.

On October 1, 2013, the Board of Directors approved the issuance of 99,747 options, to certain management employees.  These options vest ratably over three years. There were no employee options issued during 2012.

The Company recorded expenses of $38,000 and $101,000 in its consolidated statement of income for the years ended December 31, 2013 and 2012, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2013	2012
Risk-free interest rates	0.71 - 1.75%	0.66 - 0.73%
Expected life	5	5
Expected volatility	25%	25%
Dividend yield	5.6%	-

Weighted-average grant date fair value per share	$0.83	$1.31

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture.  Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107.  In addition to the inputs referenced above regarding the option pricing model, the Company adjusts the stock-based compensation expense for estimated forfeiture rates that are revised prospectively according to forfeiture experience.  The stock volatility factor is based on the New York Stock Exchange ARCA Defense Index. The Company did not use the volatility rate for its common stock as the Company determined that its common stock is thinly traded.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock options as of December 31, 2013, and changes during the two years then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, December 31, 2011	306,316	$10.27
Granted during the period	21,000	5.61
Exercised during the period	-	-
Terminated/Expired during the period	-	-
Balance, December 31, 2012	327,316	$10.27
Granted during the period	113,247	6.85
Exercised during the period	(18,523)	4.50
Terminated/Expired during the period	-	-
Balance, December 31, 2013	422,040	$9.34

Exercisable at December 31, 2013	340,838	$10.05

The following table summarizes information about stock options at December 31, 2013:

Range of Exercise Prices	Remaining Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - 5.00	275,535	2 years	$4.40
$5.01 - 90.00	132,597	6 years	7.45
$90.01 - 100.00	5,888	1 years	92.18
$100.01 - 110.00	833	1 years	108.00
$110.01 - 170.00	3,529	1 years	111.89
$170.01 - 200.00	3,958	1 years	181.00
	422,340	3 years	$9.34

As of December 31, 2013, there was $140,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of four years.

The aggregate intrinsic value at December 31, 2013 was $1,565,785.  The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Warrants

The following tables summarize the Company's outstanding warrants as of December 31, 2013 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price
Balance, December 31, 2011	19,865	$99.26
Granted during the period	118,585	6.30
Exercised during the period	-	-
Terminated/Expired during the period	(19,615)	99.97
Balance, December 31, 2012	118,835	$99.26
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(250)	43.60
Balance, December 31, 2013	118,585	$6.30

Exercisable at December 31, 2013	118,835	$6.30

The following table summarizes information about warrants at December 31, 2013:

Exercise Price	Warrants	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$6.30	118,585	3 years	$6.30
	118,585	3 years	$6.30

Note 16. RELATED PARTY TRANSACTIONS

In connection with the offering of the Company’s Common Stock to accredited investors in June and July 2012, Taglich Brothers, placement agent for the offering,received commissions in the amount of approximately $569,000, along with 12,000 shares of common stock, and warrants to purchase approximately 119,000 shares of Common Stock at $6.30.  The Company also paid approximately $18,000 of legal fees on behalf of Taglich Brothers.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is operating in three segments. AIM manufactures components and subassemblies for the defense and aerospace industry.  NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. The financial information of NTW is only included as of the date of acquisition (June 20, 2012). WMI provides specialty welding services and metal fabrications to the defense and commercial aerospace industry. For segment reporting purposes, Miller Stuart is included with WMI. While each of these segments service the same industries and a similar customer base, we evaluate the performance of each segment separately in deciding how to allocate resources and in accessing profitability.

Beginning on January 1, 2013, the Company began to allocate all of the corporate selling and general and administrative costs of AIRI to its three subsidiaries. For 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW. For 2012, such costs have been reclassified to reflect an allocation of AIRI corporate costs to its subsidiaries. These were reclassified 75% to AIM and 25% to WMI during the first six months of 2012 and 50% to AIM and 25% each to each of WMI and NTW beginning with the third quarter of 2012.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
		2013	2012

AIM
	Net Sales	$34,997,000	$42,075,000
	Gross Profit	6,305,000	8,218,000
	Pre Tax Income	2,368,000	3,260,000
	Assets	21,889,000	24,673,000

WMI
	Net Sales	13,630,000	14,907,000
	Gross Profit	3,482,000	4,030,000
	Pre Tax Loss	(203,000)	1,138,000
	Assets	11,619,000	10,818,000

NTW
	Net Sales	14,206,000	7,233,000
	Gross Profit	5,448,000	2,610,000
	Pre Tax Income	1,905,000	796,000
	Assets	11,318,000	14,410,000

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(501,000)	(1,199,000)
	Assets	9,647,000	13,200,000

Consolidated
	Net Sales	62,833,000	64,215,000
	Gross Profit	15,235,000	14,858,000
	Pre Tax Income	3,569,000	3,995,000
	Provision for Taxes	(170,000)	1,447,000
	Net Income	3,739,000	2,548,000
	Elimination of Assets	(4,301,000)	(9,945,000)
	Assets	50,172,000	53,156,000