Form 10-Q
period 2014-03-31
AIR INDUSTRIES GROUP
filed 2014-05-08
CIK 1009891

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of May 1, 2013, the registrant had outstanding 5,903,245 shares of common stock.

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

Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved.  Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31 2014 (unaudited) and December 31, 2013	2

Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$687,000	$561,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $889,000 and $783,000	12,909,000	8,584,000
Inventory	26,816,000	26,222,000
Deferred Tax Asset	1,114,000	1,051,000
Prepaid Expenses and Other Current Assets	422,000	510,000
Total Current Assets	41,948,000	36,928,000

Property and Equipment, net	6,158,000	6,523,000
Capitalized Engineering Costs - net of Accumulated Amortization of $3,993,000 and $3,879,000	692,000	752,000
Deferred Financing Costs, net, deposit and other assets	638,000	605,000
Intangible Assets, net	4,435,000	4,726,000
Deferred Tax Asset	230,000	185,000
Goodwill	453,000	453,000
TOTAL ASSETS	$54,554,000	$50,172,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$17,735,000	$14,969,000
Accounts Payable and Accrued Expenses	7,560,000	6,855,000
Lease Impairment - Current	68,000	71,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposit	254,000	251,000
Dividends Payable	880,000	717,000
Income Taxes Payable	2,112,000	1,496,000

Total Current Liabilities	28,647,000	24,397,000

Long term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	3,219,000	2,527,000
Lease Impairment - Net of Current Portion	40,000	56,000
Deferred Gain on Sale - Net of Current Portion	437,000	447,000
Deferred Rent	1,151,000	1,132,000
TOTAL LIABILITIES	33,494,000	28,559,000

Stockholders' Equity
Preferred Stock Par Value $.001-Authorized 1,000,000 shares at March 31, 2014 and December 31, 2013, respectively, none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common Stock - Par Value $.001- Authorized 25,000,000 shares at March 31, 2014 and December 31, 2013, respectively, 5,863,788 and 5,862,346 Shares Issued and Outstanding as of March 31, 2014 and December 31, 2013, respectively	6,000	6,000
Additional Paid-In Capital	35,905,000	36,799,000
Accumulated Deficit	(14,851,000)	(15,192,000)
TOTAL STOCKHOLDERS' EQUITY	21,060,000	21,613,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,554,000	$50,172,000

See notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income for the Three months ended March 31,
(Unaudited)

	2014	2013

Net Sales	$15,453,000	$14,325,000

Cost of Sales	11,408,000	10,678,000

Gross Profit	4,045,000	3,647,000

Operating Expenses	2,816,000	2,469,000

Income from operations	1,229,000	1,178,000

Interest and financing costs	(303,000)	(385,000)
Other (expense) income, net	(1,000)	(25,000)
Income before provision for income taxes	925,000	768,000

Provision for income taxes	584,000	489,000

Net income	$341,000	$279,000

Income per share - basic	$0.06	$0.05
Income per share - diluted	$0.06	$0.05

Weighted average shares outstanding - basic	5,863,564	5,711,093
Weighted average shares outstanding - diluted	6,125,909	5,809,572

See notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Three months Ended March 31,
(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$341,000	$279,000
Adjustments to Reconcile Net Income to Net
Cash (used in) provided by Operating Activities
Depreciation of property and equipment	552,000	403,000
Amortization of intangible assets	291,000	291,000
Amortization of capitalized engineering costs	114,000	101,000
Bad debt expense	93,000	27,000
Non-cash compensation expense	3,000	-
Amortization of deferred financing costs	18,000	15,000
Gain on sale of real estate	(10,000)	(10,000)
Deferred Income Taxes	(108,000)	-

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	(4,418,000)	2,095,000
Inventory	(594,000)	(725,000)
Prepaid Expenses and Other Current Assets	89,000	126,000
Deposits	(1,000)	130,000
Other Assets	(51,000)	(100,000)
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	705,000	213,000
Deferred Rent	19,000	19,000
Income Taxes payable	616,000	493,000
Customer Deposits	3,000	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,338,000)	3,357,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(54,000)	(107,000)
Purchase of property and equipment	(187,000)	(45,000)
NET CASH USED IN INVESTING ACTIVITIES	(241,000)	(152,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - Sellers	(168,000)	(157,000)
Capital lease obligations	(108,000)	(185,000)
Note payable - Revolver	4,183,000	(1,914,000)
Payments of note payable - Term Loan	(450,000)	(450,000)
Payments related to Lease Impairment	(19,000)	(23,000)
Dividends Paid	(733,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,705,000	(2,729,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	126,000	476,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	561,000	490,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687,000	$966,000

Supplemental cash flow information
Cash paid during the period for interest	$251,000	$381,000

Supplemental cash flow information
Cash paid during the period for income taxes	$86,000	$-

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$880,000	$358,000

See notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

On August 30, 2013, Air Industries Group, Inc. (“Air Industries Delaware”) changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its wholly-owned subsidiary, Air Industries Group, a Nevada corporation (“Air Industries Nevada” or “AIRI”) and the surviving entity, pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of Air Industries Delaware at its 2013 Annual Meeting of Stockholders. Air Industries Nevada is deemed to be the successor.

The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), a wholly-owned subsidiary of WMI and Nassau Tool Works, Inc. (“NTW”) (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Note 2. ACQUISITION

On April 1, 2014, the Company acquired, through its wholly-owned subsidiary Welding, all of the common stock of Woodbine Products, Inc. (“Woodbine”) for $2.4 million and 30,000 shares of the common stock of AIRI, valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment is to be calculated within 60 days of closing and is payable to the appropriate party within 10 days of such calculation.  Woodbine is a long established manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Woodbine’s products and customers are very complementary to those of Decimal Industries, Inc., which was acquired in July 2013.

The acquisition of Woodbine will be accounted for under FASB ASC 805, “Business Combinations.”  The purchase price allocation has not yet been completed.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through AIM is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.  The Company's customers consist mainly of publicly- traded companies in the aerospace industry.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory Valuation

Inventory at March 31, 2014 and 2013 was computed based on a “gross profit” method.

The Company valued inventory at December 31, 2013 at the lower of cost on a first-in-first-out basis or market.

Credit and Concentration Risks

There were two customers that represented 54.5% and three customers that represented 59.3% of total sales for the three months ended March 31, 2014 and 2013, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2014	2013
	(Unaudited)	(Unaudited)
1	32.3	25.8
2	22.2	**
3	*	18.3
4	*	15.2

* Customer was less than 10% of sales for the quarter ended March 31, 2014
** Customer was less than 10% of sales for the quarter ended March 31, 2013

There were two customers that represented 42.9% of gross accounts receivable at both March 31, 2014 and December 31, 2013. This is set forth in the table below.

Customer	Percentage of Receivables
	March	December
	2014	2013
	(Unaudited)
1	25.1	**
2	17.8	22.8
3	*	20.1

* Customer was less than 10% of Gross Accounts Receivable at March 31, 2014
** Customer was less than 10% of Gross Accounts Receivable at December 31, 2013

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	5,863,564	5,711,093
Effect of dilutive stock options and warrants	262,345	98,479
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	6,125,909	5,809,572

The following securities have been excluded from the calculation as their effect would be anti-dilutive:

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Stock Options	17,048	12,548
Warrants	-	250
	17,048	12,798

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation amounted to $3,000 and $0 for the three months ending March 31, 2014 and 2013, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statement of Income.

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

The Company has determined that there has been no impairment of goodwill at March 31, 2014 and December 31, 2013.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2014.  The adoption of ASU 2013-11 did not have a material effect on the Company's financial position, results of operations or cash flows.

In January 2014, the FASB issued Accounting Standards Update No. 2014-02, "Intangibles – Goodwill and Other (Topic 350): Accounting for Goodwill (a consensus of the Private Company Council)" (ASU 2014-02).  ASU 2014-02 allows an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendment that elects the accounting alternative in ASU 2014-02 should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. As the Company is a public company, this standard does not apply.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable are detailed as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Accounts Receivable Gross	$13,798,000	$9,367,000
Allowance for Doubtful Accounts	(889,000)	(783,000)
Accounts Receivable Net	$12,909,000	$8,584,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Machinery and Equipment	$6,360,000	$6,251,000	5 - 8 years
Capital Lease Machinery and Equipment	5,261,000	5,261,000	5 - 8 years
Tools and Instruments	5,083,000	5,009,000	1.5 - 7 years
Automotive Equipment	59,000	59,000	5 years
Furniture and Fixtures	257,000	257,000	5 - 8 years
Leasehold Improvements	646,000	646,000	Term of Lease
Computers and Software	361,000	357,000	4-6 years
Total Property and Equipment	18,027,000	17,840,000
Less: Accumulated Depreciation	(11,869,000)	(11,317,000)
Property and Equipment, net	$6,158,000	$6,523,000

Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $552,000 and $403,000, respectively.

Note 6. INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Customer Relationships	$5,815,000	$5,815,000	5 to 14 years
Trade Names	770,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(2,875,000)	(2,584,000)
Intangible Assets, net	$4,435,000	$4,726,000

Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $291,000 and $291,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$16,213,000	$12,029,000
Term loan, PNC	1,498,000	1,948,000
Capital lease obligations	1,680,000	1,787,000
Notes payable to sellers of WMI	563,000	732,000
Junior subordinated notes	1,000,000	1,000,000
Subtotal	20,954,000	17,496,000
Less: Current portion of notes and capital obligations	(17,735,000)	(14,969,000)
Notes payable and capital lease obligations, net of current portion	$3,219,000	$2,527,000

 PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets.  The Loan Facility has been amended many times during its term.  The Loan Facility provided for maximum borrowings of $22,000,000 consisting of the following:

(i)	a $20,000,000 revolving loan (includes inventory sub-limit of $12,500,000) and
(ii)	a $1,948,000 term loan.

On April 1, 2014, the Loan Facility was amended and the Company paid a loan amendment fee of $15,000. These amendments added Woodbine as a borrower on the Loan Facility and increased the maximum borrowings to $22,676,000 less repayments of the Term Loan made on or after the closing date. The maximum borrowings consist of the following:

(i)	a $20,000,000 revolving loan (includes inventory sub-limit of $12,500,000) and
(ii)	a $2,676,000 term loan.

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect of Eurodollar Rate Loans.   Prior to the amendment the revolving credit note bore interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans.  The revolving credit note had an interest rate of 4.0 % per annum at both March 31, 2014 and December 31, 2013, and an outstanding balance of $16,213,000 and $12,029,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loan and the Company then borrows according to a borrowing base. As such, the Company generally has no cash on hand. Because the revolving loan contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

Under the terms of the Loan Facility, the maturity date of the term loan was the first business day (as defined) of January 2015. The term loan bears interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three percent (3.00%) with respect to Eurodollar Rate Loans. Repayment under the term loan consisted of 19 consecutive monthly principal installments, the first 18 of which were $150,000 commencing on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, upon a request from PNC no later than the last day of any applicable fiscal quarter, there is a prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), payable upon the delivery of the financial statements for such fiscal period to PNC, but no later than 45 days after the end of the fiscal quarter.   PNC did not make such a request for the quarter ended March 31, 2014,   At March 31, 2014 and December 31, 2013, the balance due under the term loan was $1,498,000 and $1,948,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2014, the Company borrowed an additional $1,328,000.  The repayment of the Term Loan was also amended on that date to thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in an amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio.  In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility.  As of both March 31, 2014 and December 31, 2013, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of March 31, 2014 the future minimum principal payments for the term loan as amended are as follows:

For the twelve months ending	Amount
March 31, 2015	$501,000
March 31, 2016	382,000
March 31, 2017	615,000
PNC Term Loan Payable	1,498,000
Less: Current portion	(501,000)
Long-term portion	$997,000

Interest expense related to the Loan Facilities amounted to approximately $186,000 and $268,000 for the three months ended March 31, 2014 and 2013, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,680,000 and $1,787,000 as of March 31, 2014 and December 31, 2013, respectively, with various interest rates ranging from 7.0% to 9.5%.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
March 31, 2015	$570,000
March 31, 2016	570,000
March 31, 2017	414,000
March 31, 2018	268,000
March 31, 2019	101,000
Total future minimum lease payments	1,923,000
Less: Imputed Interest	(243,000)
Less: Current Portion	(458,000)
Total Long-Term Portion	$1,222,000

    Notes Payable – Sellers of WMI

As of March 31, 2014 and December 31, 2013, the balance owed to the sellers of WMI is:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Former Welding Stockholders	$563,000	$732,000
Less: Current Portion	(563,000)	(691,000)
Total Long-Term portion	$-	$41,000

In connection with the acquisition of WMI on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of WMI.   The obligation under the Note is subordinate to the Company’s indebtedness to PNC.

The Note and payment terms have been adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of WMI making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At March 31, 2014 and December 31, 2013, the balance owed under the note was $563,000 and $732,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014, the future minimum payments for the note payable to the former stockholders of WMI are as follows:

For the twelve months ending	Amount
March 31, 2015	$563,000
Former WMI Stockholders Notes Payable	563,000
Less: Current portion	(563,000)
Long-term portion	$-

Interest expense related to notes payable to the former stockholders of WMI was $12,000 and $23,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The balance owed on the Junior Subordinated Notes at March 31, 2014 and December 31, 2013 amounted to $1,000,000.

Interest expense on the Junior Subordinated Notes amounted to $30,000 and $30,000 for the three months ended March 31, 2014 and 2013, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 8. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the three months ended March 31, 2014, the Company issued 1,442 shares of its common stock pursuant to the cashless exercise of Warrants.

On October 28, 2013, the Company sold 133,000 shares of its common stock for $7.50 a share for gross proceeds of $997,500.  The Company reserves the right to pay Taglich Brothers a placement agent fee in connection with the sale in an amount not to exceed $20,000.

The Purchase and Sale Agreement contained a provision such that if at any time prior to April 30, 2014, the Company, in a transaction in which it receives gross proceeds in excess of $1,000,000, issues or otherwise sells or distributes shares of its preferred stock, common stock or options, warrants, rights or other securities to purchase or convertible into shares of its preferred stock or common stock, hereinafter, the “New Securities,” (other than compensatory options to purchase no more than 500,000 shares issued to the directors, employees or regularly engaged consultants of the Company) at its option, the buyer may elect to return all, but not less than all, of the shares to the Company and subscribe for the New Securities to be sold or distributed by the Company. In such event, the buyer shall receive the number of New Securities as is equal to the result obtained by dividing the Aggregate Purchase Price by the price per share at which the New Securities are being sold by the Company.  No additional shares were issued as a result of these provisions.

On April 1, 2014, in connection with the acquisition of Woodbine, the Company issued 30,000 shares of its common stock to the former stockholders of Woodbine.

Dividends

On March 26, 2014, the Board of Directors approved and the Company announced a quarterly dividend of $0.15 per common share paid on April 22, 2014 to all shareholders of record as of the close of business on April 15, 2014.  The approximate amount of the dividend was $880,000.

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

Down Round Feature

As discussed above, the Company issued shares of common stock under a Common Stock Purchase Agreement which contained a “down round” feature. Based on an evaluation as discussed in ASC No. 815-5, “Embedded Derivatives” and ASC No. 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the down round feature in the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the down round feature should be bifurcated from the common stock and accounted for as a derivative liability.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under generally accepted accounting principles, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at March 31, 2014. At such date, the Company determined that it would not issue equity financing prior to April 30, 2014, the expiration date of the down round feature. No additional shares were issued as a result of these provisions.

Note 9. INCOME TAXES

The provision for income taxes as at March 31, are set forth below:

	2014	2013
	(Unaudited)	(Unaudited)
Current
Federal	$536,000	$376,000
State	156,000	113,000
Total Expense	692,000	489,000

Deferred Tax Benefit	(108,000)	-

Net Expense for Income Taxes	$584,000	$489,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of March 31, 2014 and December 31 2013 are set forth below:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Deferred tax assets:
Current:
Bad debts	$356,000	$313,000
Inventory - 263A adjustment	749,000	729,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax	$1,114,000	$1,051,000

Non- Current
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	523,000	521,000
Capitalized engineering costs	424,000	503,000
Deferred rent	460,000	453,000
Amortization - NTW Transaction	472,000	475,000
Lease Impairment	43,000	51,000
Deferred gain on sale of real estate	190,000	194,000
Total deferred tax assets before valuation allowance	3,204,000	3,289,000
Valuation allowance	(1,092,000)	(1,092,000)
Total deferred tax assets after valuation allowance	2,112,000	2,197,000

Deferred tax liabilities:
Property and equipment	(1,382,000)	(1,497,000)
Goodwill - NTW Transaction	(8,000)	(7,000)
Amortization - Welding Transaction	(492,000)	(508,000)
Total Deferred Tax Liability	(1,882,000)	(2,012,000)

Net deferred tax asset	$1,344,000	$1,236,000

During the year ended December 31, 2013, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards.  This was based upon the fact that management believes that the realizability of the net deferred tax assets is more likely than not to be realized.  The valuation allowance at both March 31, 2014 and December 31, 2013 was $1,092,000.

The Company has a capital loss carry forward from the sale of Sigma Metals, Inc., the Company’s former subsidiary, of $2,719,000, which will expire in fiscal 2015.

Note 10. SEGMENT REPORTING

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

Beginning on January 1, 2013, the Company began to allocate all of the corporate selling and general and administrative costs of AIRI to each of its three subsidiaries. For both 2014 and 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the three months ended March 31, 2014 and 2013 are as follows:

Three Months Ended March 31,

	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$7,131,000	$7,478,000
Gross Profit	1,285,000	1,460,000
Pre Tax Income	328,000	493,000
Assets	21,635,000	23,871,000

WMI
Net Sales	3,313,000	3,139,000
Gross Profit	838,000	849,000
Pre Tax Loss	(331,000)	(11,000)
Assets	12,547,000	9,796,000

NTW
Net Sales	5,009,000	3,708,000
Gross Profit	1,922,000	1,338,000
Pre Tax Income	1,020,000	493,000
Assets	14,337,000	13,563,000

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(92,000)	(207,000)
Assets	8,156,000	12,256,000

Consolidated
Net Sales	15,453,000	14,325,000
Gross Profit	4,045,000	3,647,000
Pre Tax Income	925,000	768,000
Provision for Taxes	584,000	489,000
Net Income	341,000	279,000
Elimination of Assets	(2,121,000)	(8,064,000)
Assets	54,554,000	51,422,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Form 10-K for the year ended December 31, 2013, which was filed on March 25, 2014, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial sector is increasing.  We design and manufacture structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, Nacelle Struts, which transmit the thrust of a jet engine to the body of the aircraft, and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services.   Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Pratt & Whitney’s Geared fan jet engine, the US Navy F-18 and USAF F-16 fighter aircraft, and in the commercial sector, Boeing's 777, Airbus' 380 commercial airliners, and other commercial airliners.

In June 2012, we acquired the business and operations now conducted by Nassau Tool Works, Inc. (“NTW”) in an asset acquisition (the “NTW Acquisition”). We acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition on July 1, 2013 (the “Decimal Transaction”). The assets and business of Decimal Industries became part of our subsidiary, Welding Metallurgy, Inc. (“WMI”). On November 6, 2013, WMI acquired 100% of the stock of Miller Stuart Inc., (“MS”). For the immediate future, MS will continue to be operated as a separate business unit and not become part of WMI. Consequently, during the first quarter of 2014, we had four operating subsidiaries – Air Industries Machining Corp. (“AIM”), WMI, NTW and MS. On April 1, 2014, our WMI subsidiary acquired 100% of the stock of Woodbine Products, Inc. ("WPI"). We plan to incorporate the operations of WPI into WMI during 2014.

AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  The predecessor of NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. Decimal was founded in 1968 and it principal business is the fabrication of precision sheet metal assemblies for the aerospace industry. MS was founded in 1966 and is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. MS specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards

The aerospace market is highly competitive in both the defense and commercial sectors and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the commercial aerospace and defense industries continue to consolidate and major contractors seek to streamline their supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to produce more complex and complete assemblies for our customers

Our ability to operate profitably is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely satisfactory basis at costs that enable us to generate a profit based upon the agreed upon contract price.  Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time.  Thus, when submitting bids we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacement spare parts for aircraft already in the fleet of the armed services, or for the production of new aircraft. Recent reductions to the Defense Department budget commonly referred to as Sequestration have reduced the demand for both production and replacement spares. This reduced demand has reduced our sales. The impact has been felt most severely at AIM and, to a lesser degree, at our other subsidiaries. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market.  For example, we were awarded a multi-year contract by a leading aerostructures manufacturer to provide nacelle thrust struts.  The contract is valued at $27 million and these components will be used in a new geared turbofan jet engine manufactured by one of the world’s leading providers of aircraft engines.  This engine is also expected to be used on several new commercial jetliners. Based on projections of sales from our customers, we expect that the majority of revenue from this contract will be in calendar 2016 and beyond.

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2014 and March 31, 2013.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the three months ended March 31, 2014, and 2013, we had three operating segments, AIM, WMI (including MS) and NTW, and separately reported our corporate overhead.  The results of operations of Decimal and MS have been reflected within our financial reports since the dates of their acquisition, July 1, 2013 and November 6, 2013, respectively.

Results of Operations

Three months ended March 31, 2014 and 2013:

Selected Financial Information:

Statement of Operations Data (Unaudited)

	2014	2013
Net sales	$15,453,000	$14,325,000
Cost of sales	11,408,000	10,678,000
Gross profit	4,045,000	3,647,000
Operating and interest costs	3,119,000	2,854,000
Other income (expense) net	(1,000)	(25,000)
Income taxes	584,000	489,000
Net Income	$341,000	$279,000

Balance Sheet Data
	March 31, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$687,000	$561,000
Working capital	13,301,000	12,531,000
Total assets	54,554,000	50,172,000
Total stockholders' equity	21,060,000	21,613,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$7,131,000	$7,478,000
Gross Profit	1,285,000	1,460,000
Pre Tax Income	328,000	493,000
Assets	21,635,000	23,871,000

WMI
Net Sales	3,313,000	3,139,000
Gross Profit	838,000	849,000
Pre Tax Loss	(331,000)	(11,000)
Assets	12,547,000	9,796,000

NTW
Net Sales	5,009,000	3,708,000
Gross Profit	1,922,000	1,338,000
Pre Tax Income	1,020,000	493,000
Assets	14,337,000	13,563,000

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(92,000)	(207,000)
Assets	8,156,000	12,256,000

Consolidated
Net Sales	15,453,000	14,325,000
Gross Profit	4,045,000	3,647,000
Pre Tax Income	925,000	768,000
Provision for Taxes	584,000	489,000
Net Income	341,000	279,000
Elimination of Assets	(2,121,000)	(8,064,000)
Assets	54,554,000	51,422,000

Consolidated net sales from operations for the three months ended March 31, 2014 were approximately $15,453,000, an increase of $1,128,000 or 7.9 % compared with $14,325,000 for the three months ended March 31, 2013.

•
Net sales at AIM for the three months ended March 31, 2014 were $7,131,000, a decrease of approximately $(347,000) or (4.6%) compared with $7,478,000 for the three months ended March 31, 2013. The decrease in sales at AIM results from continuing reductions in defense spending and continued delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers.

•
Net sales at Welding for the three months ended March 31, 2014 were $3,313,000, an increase of approximately $174,000 or 5.5% compared with $3,139,000 for the three months ended March 31, 2013. Net sales at Welding for 2014 included sales of $318,000 relating to Decimal and MS which were acquired on July 1, 2013 and November 6, 2013, respectively.

•	Net sales at NTW for the three months ended March 31, 2014 were $5,009,000, an increase of $1,301,000 or 35.0% compared with net sales of $3,708,000 for the three months ended March 31, 2013.

As indicated in the table below, two customers represented 54.5% and three customers represented 59.3%, respectively, of total sales for the three months ended March 31, 2014 and 2013, respectively.

Customer	Percentage of Sales
	2014	2013
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	32.3	25.8
Associated Aircraft Manufacturing	22.2	**
Goodrich Landing Gear Systems	*	18.3
United States Department of Defense	*	15.2

* Customer was less than 10% of sales for the quarter ended March 31, 2014
** Customer was less than 10% of sales for the quarter ended March 31, 2013

Gross Profit:

●
Consolidated: Gross profit from operations for the three months ended March 31, 2014 increased by approximately $398,000 or 10.9%, to approximately $4,045,000 or approximately 26.2% of sales as compared to gross profit of $3,647,000 or approximately 25.5% for the comparable period in 2013.The increase in gross profit results from the increase in the proportion of our sales generated by NTW which earns a greater gross profit margin on sales than our other subsidiaries.

●
AIM: Gross profit for three months ended March 31, 2014 at AIM decreased by approximately $(175,000) or (12.0%) to $1,285,000 as compared to $1,460,000 for the comparable period in 2013. The decrease in gross margin is disproportionate to the decrease in net sales. The gross profit margin at AIM decreased from 19.5% of sales in 2013 to 18.0% of sales in 2014.

●
WMI: Gross profit at Welding for three months ended March 31, 2014 decreased by approximately $(11,000) or (1.3%)  to $838,000 for 2014 compared to $849,000 for the comparable period in 2013. Gross margin decreased while sales increased due to inclusion of Decimal and MS products in 2014 which have lower gross profit margin than WMI’s traditional products.

●
NTW: Gross profit for three months ended March 31, 2014 increased by approximately $584,000 or 43.6% to $1,922,000 compared to $1,338,000 for the comparable period in 2013. The increase in gross profit results from increased sales and from a slight increase in gross margin percentage.

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the three months ended March 31, 2014 totaled $2,816,000 and increased by $347,000 or 14.0% compared to $2,469,000 for the three months ended March 31, 2013. An increase in SG&A costs at WMI, principally as a result of the Decimal and MS acquisition, accounted for substantially all of the increase. The principal components of SG&A costs were:

	o	AIM: SG&A costs for the three months ended March 31, 2014 totaled approximately $774,000 a decrease of $(21,000) or (2.6%) compared to $795,000 for the comparable period 2013.

o
WMI: SG&A costs for the three months ended March 31, 2014 totaled approximately $1,139,000 an increase of $310,000 or approximately 37.4% compared to $829,000 for the comparable period in 2013. The increase in SG&A costs at WMI reflects the recent additions of the operations of Decimal and MS.

	o	NTW: SG&A costs totaled approximately $903,000 for the three months ended March 31, 2014 an increase of $58,000 or approximately 6.9% compared to $845,000 for the comparable period in 2013.

Interest and Financing Costs; Income Taxes and Net Income:

Interest and financing costs were approximately $303,000 for the three months ended March 31, 2014, a decrease of approximately $(82,000) or (21.3%) as compared to $385,000 for the comparable period in 2013.  Interest expense decreased as a result of lower loan balances and lower interest rates.

Income taxes were approximately $584,000 for the three months ended March 31, 2014 (63.1% of income before income taxes) and $489,000 for the three months ended March 31, 2013 (63.7% of income before income taxes).

Net income for the three months ended March 31, 2014 was $341,000, an increase of $62,000 or 22.2% compared to net income of $279,000 for the comparable period in 2013.

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

On April 1, 2014, the Company entered into the Third Amendment to Amended and Restated Revolving Credit, Term Loan, and Security Agreement (“Loan Facility”) with PNC.  The Loan Facility now provides for maximum borrowings under a revolving loan of $20,000,000 (including an inventory sub-limit of $12,500,000) limited to the borrowing base as defined and a term loan, initially in the amount of $2,676,000.  The maturity date of the term loan was extended to November 30, 2016, and the term loan is to be paid in thirty-two consecutive monthly principal installments, commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, the first thirty-one of which shall be in the amount of $31,859, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November, 2016.  The Company paid an amendment fee of $15,000 in connection with the execution of the amended Loan Facility.

On April 1, 2014, the Company acquired, through its wholly-owned subsidiary WMI, all of the common stock of WPI for $2.4 million and 30,000 shares of the common stock of AIRI, valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment is to be calculated within 60 days of closing and is payable to the appropriate party within 10 days of such calculation.

As of March 31, 2014, our debt for borrowed monies in the amount of $20,954,000 consisted of the revolving credit note due to PNC in the amount of $16,213,000, the term loan due to PNC in the amount of $1,498,000, a note due the sellers of WMI in the aggregate amount of $563,000, Junior Subordinated Notes of $1,000,000 and capitalized lease obligations of $1,680,000. This represents an increase in our debt for borrowed monies at December 31, 2013 of $17,496,000, when the revolving note due to PNC was $12,029,000, the term loan due to PNC was $1,948,000, the note due the sellers of WMI was $732,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $1,787,000. The increase in the amount outstanding under the revolving credit note principally reflects amounts borrowed to support the increase in accounts receivable.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Note and are then borrowed according to a borrowing base to support our operations.   As indicated above, the payment requirements under the term loan were amended on April 1, 2014.

As of March 31, 2014, there is approximately $518,000 due to NTW Dissolution, the party from which we acquired the business now operated by NTW.  This amount relates to a working capital adjustment based on the net working capital of Nassau Tool Works as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due to Air Industries Group for the payment of certain liabilities that were not assumed in the transaction. Additionally there was approximately $47,000 due to the former owners of Decimal, which was paid on April 1, 2014.

Currently, we are in the later stages of negotiations with two acquisition candidates. The first acquisition candidate is a fabricator of sheet metal components using drop hammer and hydro forming machinery located in the Southwestern United States (the “SW Target”). The SW Target is currently a supplier of components to WMI. Its other customers include major aerospace companies, some of which already do business with us. The second target (the “NE Target”), located in New England, is a logistics company which aggregates products and assembles kits of equipment for the US Military and Government.

If all both acquisitions were completed, it is anticipated that for the foreseeable future, the operations of the SW Target and NE Target would remain in their current locations and be operated as separate subsidiaries of Air Industries.

As of the date hereof, there is no binding contract with the shareholders of either of the two Targets and there can no assurance that either or both of the transactions will be consummated.

Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. On January 24, 2014, we paid a dividend equal to $0.125 per share or $733,000 to all shareholders of record as of January 9, 2014.  On April 22, 2014, we paid a dividend equal to $0.15 per share or $880,000 to all shareholders of record as of April 15, 2014.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$(2,338)	$3,357
Investing activities	(241)	(152)
Financing Activities	2,705	(2,729)
Net increase in cash and cash equivalents	$126	$476

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the three months ended March 31, 2014 our net cash used in operating activities of $2.3 million was comprised of net income of $341,000 less $3,632,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $953,000.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $552,000, amortization of capitalized engineering costs, intangibles and other items of $423,000, bad debt expense of $93,000 representing all amounts more than 120 days past due, and non-cash compensation of $3,000. These non-cash items were offset by $10,000 of deferred gain on the sale of real estate and $108,000 of deferred income taxes.  The increase in operating assets and liabilities consisted of a net increase in Operating Assets of $4,975,000 and a net increase in Operating Liabilities of $1,343,000.  The increases in Operating Assets were comprised of an increase in accounts receivable of $4,418,000 due to the timing of shipments to and cash receipts from customers, inventory of $594,000 offset by a decrease in prepaid expenses and other current assets of $37,000.  The net increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $705,000 due to the timing of the receipt and payment of invoices, income taxes payable of $616,000, deferred rent of $19,000 and customer deposits of $3,000.

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

For the three months ended March 31, 2014 cash used in investing activities was $241,000.  This was comprised of $54,000 for capitalized engineering costs and $187,000 for the purchase of property and equipment.

Cash Provided By (Used In) Financing Activities

Cash provided by (used in) financing activities consists of the net proceeds from the sale of our equity securities, dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and repayment of our capital lease obligations and other notes payable.

For the three months ended March 31, 2014 cash provided by financing activities was $2,705,000.  This was comprised of additional borrowings of $4,183,000 under our revolving credit facility offset by repayments on our term loan of $450,000, $108,000 in repayments under our capital leases, $168,000 paid to the former shareholders of WMI, $733,000 used for dividends and $19,000 related to Lease Impairment.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2014.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

 Inventory Valuation

For interim reporting, the Company computes its inventory based on a “gross profit” method.

For annual reporting, the Company values inventory at the lower of cost on a first-in-first-out basis or market.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amounts of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our 2013 Form 10-K, which are incorporated by reference into this report.  Prospective investors are encouraged to consider the risks described in our 2013 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Result of Operation contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our common stock.

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

Dated: May 8, 2014

AIR INDUSTRIES GROUP, INC.

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata
President and Chief Executive Officer