Form 10-Q
period 2014-06-30
AIR INDUSTRIES GROUP
filed 2014-08-13
CIK 1009891

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of August 11, 2014, the registrant had outstanding 7,096,242 shares of common stock.

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

Index

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	2

Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2014 and 2013 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$1,169,000	$561,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $889,000 and $783,000	9,474,000	8,584,000
Inventory	29,268,000	26,222,000
Deferred Tax Asset	1,220,000	1,051,000
Prepaid Expenses and Other Current Assets	465,000	510,000
Total Current Assets	41,596,000	36,928,000

Property and Equipment, net	6,095,000	6,523,000
Capitalized Engineering Costs - net of Accumulated Amortization of $4,093,000 and $3,879,000	666,000	752,000
Deferred Financing Costs, net, deposit and other assets	630,000	605,000
Intangible Assets, net	4,144,000	4,726,000
Deferred Tax Asset	762,000	185,000
Goodwill	4,514,000	453,000
TOTAL ASSETS	$58,407,000	$50,172,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$11,840,000	$14,969,000
Accounts Payable and Accrued Expenses	7,780,000	6,855,000
Lease Impairment - Current	64,000	71,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposit	174,000	251,000
Dividends Payable	1,064,000	717,000
Income Taxes Payable	1,770,000	1,496,000
Total Current Liabilities	22,730,000	24,397,000

Long-term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	3,388,000	2,527,000
Lease Impairment - Net of Current Portion	25,000	56,000
Deferred Gain on Sale - Net of Current Portion	428,000	447,000
Deferred Rent	1,170,000	1,132,000
TOTAL LIABILITIES	27,741,000	28,559,000

Stockholders' Equity
Preferred Stock Par Value $.001-Authorized 1,000,000 shares at June 30, 2014 and December 31, 2013, respectively, none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common Stock - Par Value $.001- Authorized 25,000,000 shares at June 30, 2014 and December 31, 2013, respectively, 7,096,242 and 5,862,346 Shares Issued and Outstanding as of June 30, 2014 and December 31, 2013, respectively	7,000	6,000
Additional Paid-In Capital	44,894,000	36,799,000
Accumulated Deficit	(14,235,000)	(15,192,000)
TOTAL STOCKHOLDERS' EQUITY	30,666,000	21,613,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,407,000	$50,172,000

See notes to condensed consolidated financial statements

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Sales	$13,360,000	$14,639,000	$28,813,000	$28,965,000

Cost of Sales	10,007,000	11,009,000	21,415,000	21,687,000

Gross Profit	3,353,000	3,630,000	7,398,000	7,278,000

Operating Expenses	3,096,000	2,552,000	5,912,000	5,021,000

Income from operations	257,000	1,078,000	1,486,000	2,257,000

Interest and financing costs	(304,000)	(393,000)	(607,000)	(775,000)
Other (expense) income, net	(62,000)	(29,000)	(63,000)	(58,000)
(Loss) Income before (benefit from) provision for income taxes	(109,000)	656,000	816,000	1,424,000

(Benefit from) provision for income taxes	(725,000)	430,000	(141,000)	919,000

Net income	$616,000	$226,000	$957,000	$505,000

Income per share - basic	$0.10	$0.04	$0.16	$0.09
Income per share - diluted	$0.09	$0.04	$0.15	$0.09

Weighted average shares outstanding - basic	6,276,481	5,711,093	6,071,163	5,711,093
Weighted average shares outstanding - diluted	6,597,804	5,789,157	6,370,588	5,799,374

See notes to condensed consolidated financial statements

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six months Ended June 30,
(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$957,000	$505,000
Adjustments to Reconcile Net Income to Net
Cash (used in) provided by Operating Activities
Depreciation of property and equipment	1,168,000	801,000
Amortization of intangible assets	582,000	582,000
Amortization of capitalized engineering costs	214,000	203,000
Bad debt expense	189,000	91,000
Non-cash compensation expense	15,000	6,000
Amortization of deferred financing costs	23,000	30,000
Gain on sale of real estate	(19,000)	(19,000)
Deferred Income Taxes	(746,000)	-

Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	(789,000)	2,530,000
Inventory	(2,920,000)	(1,508,000)
Prepaid Expenses and Other Current Assets	72,000	189,000
Deposits	(1,000)	117,000
Other Assets	(23,000)	10,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	659,000	334,000
Deferred Rent	38,000	38,000
Income Taxes payable	274,000	952,000
Customer Deposits	(77,000)	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(384,000)	4,861,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(4,190,000)	-
Capitalized engineering costs	(128,000)	(214,000)
Purchase of property and equipment	(302,000)	(46,000)
NET CASH USED IN INVESTING ACTIVITIES	(4,620,000)	(260,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Registered Offering	9,530,000	-
Costs to raise capital	(968,000)	-
Notes payable - Sellers	(339,000)	(317,000)
Capital lease obligations	(172,000)	(374,000)
Note payable - Revolver	(1,422,000)	(2,132,000)
Proceeds from note payable - Term Loan	1,328,000	-
Payments of note payable - Term Loan	(664,000)	(900,000)
Cash paid for deferred financing costs	(25,000)	(10,000)
Payments related to Lease Impairment	(38,000)	(45,000)
Dividends Paid	(1,618,000)	(358,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,612,000	(4,136,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	608,000	465,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	561,000	490,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,169,000	$955,000

Supplemental cash flow information
Cash paid during the period for interest	$539,000	$333,000

Supplemental cash flow information
Cash paid during the period for income taxes	$344,000	$-

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$1,064,000	$358,000
Conversion of Junior Subordinated Notes	$1,000,000	$-

Purchase of stock of Woodbine Products
Fair Value of Tangible Assets acquired	$472,000
Goodwill	2,402,000
Liabilities assumed	(19,000)
Common Stock issued	(290,000)
Cash paid for acquisition	$2,565,000

Purchase of stock of Eur-Pac Corporation
Fair Value of Tangible Assets acquired	$409,000
Goodwill	1,659,000
Liabilities assumed	(170,000)
Due to Seller of Eur-Pac	(78,000)
Common Stock issued	(195,000)
Cash paid for acquisition	$1,625,000

See notes to condensed consolidated financial statements

Index

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

The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), a wholly-owned subsidiary of WMI, Woodbine Products, Inc. (“Woodbine”), a wholly-owned subsidiary of WMI, Eur-Pac Corporation (“Eur-Pac”) and Nassau Tool Works, Inc. (“NTW”) (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Note 2. ACQUISITION

On April 1, 2014, the Company, through its wholly-owned subsidiary Welding, acquired all of the common stock of Woodbine for $2.4 million and 30,000 shares of the common stock of AIRI.  The common stock was valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment in the amount of $165,000 was paid to the former stockholders of Woodbine during June of 2014.  The Company financed the acquisition of Woodbine by increasing its borrowings on its existing revolving loan and term loan facilities (see Note 7).

Woodbine is a long established manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Woodbine’s products and customers are very complementary to those of Decimal Industries, Inc., which was acquired in July 2013.

The acquisition of Woodbine was accounted for under FASB ASC 805, “Business Combinations” (“ASC 805”).  The purchase price allocation is set forth below.

Fair Value of Tangible Assets acquired	$472,000
Goodwill	2,402,000
Liabilities assumed	(19,000)
Total	$2,855,000

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2014, the Company acquired all of the common stock of Eur-Pac for $1.6 million and 20,000 shares of the common stock of AIRI.  The common stock was valued at $9.78 per share, which was the closing share price on that date. Additionally, a working capital adjustment has been calculated in the amount of $78,000 and will be paid in August 2014.  This amount is reflected in the Company’s Condensed Consolidated Balance Sheet under the caption Accounts Payable and Accrued Expenses.  The Company financed the acquisition of Eur-Pac with the proceeds of its Registered Direct Offering (see Note 8).

 Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

The acquisition of Eur-Pac was accounted for under ASC 805.  The purchase price allocation is set forth below.

Fair Value of Tangible Assets acquired	$409,000
Goodwill	1,659,000
Liabilities assumed	(170,000)
Total	$1,898,000

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activities

The Company, through AIM, is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.  The Company's customers consist mainly of publicly-traded companies in the aerospace industry.  Eur-Pac, as discussed above, specializes in military packaging and supplies.

Inventory Valuation

Inventory at June 30, 2014 and 2013 was computed based on a “gross profit” method.

The Company valued inventory at December 31, 2013 at the lower of cost on a first-in-first-out basis or market.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There were three customers that represented 58.3% and 59.0% of total sales for the three months ended June 30, 2014 and 2013, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2014	2013
	(Unaudited)	(Unaudited)

1	29.3	30.2
2	18.4	17.1
3	10.6	**
4	*	11.7

* Customer was less than 10% of sales for the quarter ended June 30, 2014
** Customer was less than 10% of sales for the quarter ended June 30, 2013

There were three customers that represented 55.9% and 59.2% of total sales for the six months ended June 30, 2014 and 2013, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2014	2013
	(Unaudited)	(Unaudited)

1	30.8	28.0
2	12.8	17.7
3	12.3	**
4	*	13.5

* Customer was less than 10% of sales for the six months ended June 30, 2014
** Customer was less than 10% of sales for the six months ended June 30, 2013

There were three customers that represented 47.8% and 42.9% of gross accounts receivable at June 30, 2014 and December 31, 2013, respectively. This is set forth in the table below.

	June	December
	2014	2013
	(Unaudited)

1	19.4	22.8
2	16.2	20.1
3	12.2	*

* Customer was less than 10% of receivables at December 31, 2013

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

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	6,276,481	5,711,093	6,071,163	5,711,093
Effect of dilutive stock options and warrants	321,323	78,064	299,425	88,281
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	6,597,804	5,789,157	6,370,588	5,799,374

The following securities have been excluded from the calculation as their effect would be anti-dilutive:

	Three and Six Months Ended
	June 30,	June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Stock Options	17,048	12,548
Warrants	46,800	118,835
	63,848	131,383

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation amounted to $12,000 and $6,000 for the three months ended June 30, 2014 and 2013, respectively, and $15,000 and $6,000 for the six months ended June 30, 2014 and 2013 respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statement of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $4,514,000 relates to the acquisition of WMI ($291,000), NTW acquisition ($162,000), Woodbine ($2,402,000) and Eur-Pac ($1,659,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2014 and December 31, 2013.

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

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance and creates ASC 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the effects of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”).  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable are detailed as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Accounts Receivable Gross	$10,449,000	$9,367,000
Allowance for Doubtful Accounts	(975,000)	(783,000)
Accounts Receivable Net	$9,474,000	$8,584,000

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Machinery and Equipment	$6,507,000	$6,251,000	5 - 8 years
Capital Lease Machinery and Equipment	5,261,000	5,261,000	5 - 8 years
Tools and Instruments	5,408,000	5,009,000	1.5 - 7 years
Automotive Equipment	96,000	59,000	5 years
Furniture and Fixtures	257,000	257,000	5 - 8 years
Leasehold Improvements	646,000	646,000	Term of Lease
Computers and Software	368,000	357,000	4-6 years
Total Property and Equipment	18,543,000	17,840,000
Less: Accumulated Depreciation	(12,448,000)	(11,317,000)
Property and Equipment, net	$6,095,000	$6,523,000

Depreciation expense for the three months ended June 30, 2014 and 2013 was approximately $616,000 and $398,000, respectively.  Depreciation expense for the six months ended June 30, 2014 and 2013 was approximately $1,168,000 and $801,000, respectively.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Customer Relationships	$5,815,000	$5,815,000	5 to 14 years
Trade Names	770,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(3,166,000)	(2,584,000)
Intangible Assets, net	$4,144,000	$4,726,000

Amortization expense for the three months ended June 30, 2014 and 2013 was approximately $291,000 and $291,000, respectively.  Amortization expense for the six months ended June 30, 2014 and 2013 was approximately $582,000 and $582,000, respectively.

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$10,608,000	$12,029,000
Term loan, PNC	2,613,000	1,948,000
Capital lease obligations	1,615,000	1,787,000
Notes payable to sellers of WMI	392,000	732,000
Junior subordinated notes	-	1,000,000
Subtotal	15,228,000	17,496,000
Less: Current portion of notes and capital obligations	(11,840,000)	(14,969,000)
Notes payable and capital lease obligations, net of current portion	$3,388,000	$2,527,000

 PNC Bank N.A. ("PNC")

The Company has a loan facility with PNC (the “Loan Facility”) secured by substantially all of its assets.

On April 1, 2014, the Loan Facility was amended and the Company paid a loan amendment fee of $15,000. These amendments added Woodbine as a borrower on the Loan Facility and increased the maximum borrowings to $22,676,000 less repayments of the Term Loan made on or after the closing date. The maximum borrowings consist of the following:

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(i)	a $20,000,000 revolving loan (includes inventory sub-limit of $12,500,000) and
(ii)	a $2,676,000 term loan.

On June 9, 2014, the Loan Facility was further amended. These amendments added Eur-Pac as a borrower on the Loan Facility and increased the maximum borrowings to $25,613,000 less repayments of the Term Loan made on or after the closing date. The maximum borrowings consist of the following:

(i)	a $23,000,000 revolving loan (includes inventory sub-limit of $15,000,000) and
(ii)	a $2,613,000 term loan.

Under the terms of the Loan Facility the revolving credit note bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to Eurodollar Rate Loans.   The revolving credit note had an interest rate of 4.0 % per annum at both June 30, 2014 and December 31, 2013, and an outstanding balance of $10,608,000 and $12,029,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

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

Under the terms of the Loan Facility prior to the amendment discussed below, the maturity date of the term loan was the first business day (as defined) of January 2015. The term loan bore interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three percent (3.00%) with respect to Eurodollar Rate Loans. Repayment under the term loan consisted of 19 consecutive monthly principal installments, the first 18 of which were $150,000 commencing on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.  Additionally, upon a request from PNC no later than the last day of any applicable fiscal quarter, there was a prepayment equal to 50% of Excess Cash Flow (as defined) for each fiscal quarter commencing with the fiscal quarter ended June 30, 2013 (formerly September 30, 2012), payable upon the delivery of the financial statements for such fiscal period to PNC, but no later than 45 days after the end of the fiscal quarter.

On April 1, 2014, the Company borrowed an additional $1,328,000.  The repayment of the Term Loan was amended on that date to thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. The term loan bears interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three percent (3.00%) with respect to Eurodollar Rate Loans.  At June 30, 2014 and December 31, 2013, the balance due under the term loan was $2,613,000 and $1,948,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in an amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio.  In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility.  As of both June 30, 2014 and December 31, 2013, the Company was in compliance with all terms of the Loan Facility.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of June 30, 2014 the future minimum principal payments for the term loan as amended are as follows:

For the twelve months ending	Amount
June 30, 2015	$382,000
June 30, 2016	382,000
June 30, 2017	1,849,000
PNC Term Loan Payable	2,613,000
Less: Current portion	(382,000)
Long-term portion	$2,231,000

Interest expense related to the Loan Facilities amounted to approximately $225,000 and $272,000 for the three months ended June 30, 2014 and 2013, respectively, and $411,000 and $540,000 for the six months ended June 30, 2014 and 2013, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,615,000 and $1,787,000 as of June 30, 2014 and December 31, 2013, respectively, with various interest rates ranging from 7.0% to 9.5%.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
June 30, 2015	$576,000
June 30, 2016	576,000
June 30, 2017	368,000
June 30, 2018	237,000
June 30, 2019	64,000
Thereafter	5,000
Total future minimum lease payments	1,826,000
Less: imputed interest	(211,000)
Less: current portion	(458,000)
Total Long Term Portion	$1,157,000

    Notes Payable – Sellers of WMI

As of June 30, 2014 and December 31, 2013, the balance owed to the sellers of WMI is $392,000 and $732,000, respectively.

	June 30,	December 31,
	2014	2013
	(Unaudited)
Former Welding Stockholders	$392,000	$732,000
Less: Current Portion	(392,000)	(691,000)
Total long-term portion	$-	$41,000

In connection with the acquisition of WMI on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of WMI.   The obligation under the Note is subordinate to the Company’s indebtedness to PNC.

The Note and payment terms have been adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of WMI making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At June 30, 2014 and December 31, 2013, the balance owed under the note was $392,000 and $732,000, respectively.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, the future minimum payments for the note payable to the former stockholders of WMI are as follows:

For the twelve months ended	Amount
June 30, 2015	$392,000
Former WMI Stockholders Notes Payable	$392,000
Less: Current Portion	$(392,000)
Total long-term portion	$-

Interest expense related to notes payable to the former stockholders of WMI was $9,000 and $31,000 for the three months ended June 30, 2014 and 2013, respectively, and $21,000 and $44,000 for the six months ended June 30, 2014 and 2013, respectively.

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

On June 3, 2014, in conjunction with our Registered Direct Offering (see Note 8), the holders of our remaining Junior Subordinated Notes converted their notes to Common Stock at a price of $9.00 per share.  On the same date, the Company paid the remaining accrued interest of $1,000 that was due to the holders.

The balance owed on the Junior Subordinated Notes at June 30, 2014 was $0 and at December 31, 2013 amounted to $1,000,000.  Interest expense on the Junior Subordinated Notes amounted to $31,000 and $30,000 for the three months ended June 30, 2014 and 2013, respectively and $61,000 and $60,000 for the six months ended June 30, 2014 and 2013, respectively.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the six months ended June 30, 2014, the Company issued 4,439 shares of its common stock pursuant to the cashless exercise of Warrants and 5,177 share of its common stock pursuant to the cashless exercise of Stock Options.

     On April 1, 2014, in connection with the acquisition of Woodbine, the Company issued 30,000 shares of its common stock to the former stockholders of Woodbine.

On June 3, 2014, in connection with its Registered Direct Offering (“the Offering”), the Company issued 1,170,000 shares of its common stock.  These securities were offered pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File NO. 333-191748), which was declared effective by the Securities and Exchange Commission on December 11, 2013.  Taglich Brothers acted as the exclusive placement agent for the offering (see Note 10). The gross proceeds of the offering were $10,530,000 comprised of $9,530,000 in cash and $1,000,000 in the conversion of our Junior Subordinated Notes (see Note 7).  The Company paid to Taglich Brothers a commission of approximately $842,000 and warrants to purchase up to 46,800 shares of common stock at a price per share of $11.25. Additionally, the Company paid legal fees on behalf of Taglich Brothers in the amount of $75,000 and paid a qualified independent underwriter approximately $50,000 for its services.  The Company netted cash of approximately $8,562,000 from the Offering.  A portion of these funds were used to finance the acquisition of Eur-Pac Corporation (see Note 1).

On June 4, 2014, in connection with the acquisition of Eur-Pac, the Company issued 20,000 share of its common stock to the former stockholders of Eur-Pac.

Dividends

On June 19, 2014, the Board of Directors approved and the Company announced a quarterly dividend of $0.15 per common share paid on July 10, 2014 to all shareholders of record as of the close of business on June 30, 2014.  The approximate amount of the dividend was $1,064,000.

On March 26, 2014, the Board of Directors approved and the Company announced a quarterly dividend of $0.15 per common share paid on April 22, 2014 to all shareholders of record as of the close of business on April 15, 2014.  The approximate amount of the dividend was $885,000.

Stock Options

On June 3, 2013, the Board of Directors adopted the Company’s 2013 Equity Incentive Plan (“2013 Plan”).  The 2013 plan is virtually identical to and is intended to replace, the Company’s 2010 Equity Incentive Plan. The proposal to approve the 2013 Plan was approved by the affirmative vote of the Company’s stockholders on July 29, 2013.

Warrants

As discussed above, the Company issued Taglich Brothers warrants to purchase up to 46,800 shares of Common Stock at a per share price of $11.25.  The warrants are exercisable for cash or on a cashless basis commencing on June 2, 2015 and expiring on June 2, 2019.

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

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. INCOME TAXES

The provision for income taxes as at June 30, are set forth below:

	2014	2013
	(Unaudited)	(Unaudited)
Current
Federal	$871,000	$707,000
State	14,000	212,000
Prior year (over) under accruals
Federal	10,000	-
State	(290,000)	-
Total Current Expense	605,000	919,000

Deferred Tax Benefit	(746,000)	-

Net (Benefit) Expense for Income Taxes	$(141,000)	$919,000

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of June 30, 2014 and December 31, 2013 are set forth below:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Deferred tax assets:
Current:
Bad debts	390,000	313,000
Inventory - 263A adjustment	821,000	729,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax assets	$1,220,000	$1,051,000

Non- Current:
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	507,000	521,000
Capitalized engineering costs	526,000	503,000
Deferred rent	468,000	453,000
Amortization - NTW Transaction	530,000	475,000
Lease Impairment	36,000	51,000
Deferred gain on sale of real estate	186,000	194,000
Total non-current deferred tax assets before valuation allowance	3,345,000	3,289,000
Valuation allowance	(1,092,000)	(1,092,000)
Total non-current deferred tax assets after valuation allowance	2,253,000	2,197,000

Deferred tax liabilities:
Property and equipment	(1,007,000)	(1,497,000)
Goodwill - NTW Transaction	(9,000)	(7,000)
Amortization - Welding Transaction	(475,000)	(508,000)
Total Deferred Tax Liability	(1,491,000)	(2,012,000)

Net non-current deferred tax assets	$762,000	$185,000

During the year ended December 31, 2013, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards.  This was based upon the fact that management believes that the net deferred tax assets is more likely than not to be realized.  The valuation allowance at both June 30, 2014 and December 31, 2013 was $1,092,000.

The Company has a capital loss carry forward from the sale of Sigma Metals, Inc., the Company’s former subsidiary, of $2,719,000, which will expire in fiscal 2015.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. RELATED PARTY TRANSACTIONS

The Company’s chairman of the board and a second director are principals of Taglich Brothers.  As discussed above, Taglich Brothers acted as the exclusive placement agent for the Offering.

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

The Company is operating in four segments. AIM manufactures components and subassemblies for the defense and aerospace industry.  NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. WMI provides specialty welding services and metal fabrications to the defense and commercial aerospace industry and the results of Woodbine are included within the WMI segment beginning on April 1, 2014, the date it was acquired.  Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. The results of Eur-Pac are included from its date of acquisition. While each of these segments service the same industries and a similar customer base, we evaluate the performance of each segment separately in deciding how to allocate resources and in accessing profitability.

Beginning on January 1, 2013, the Company began to allocate all of the corporate selling and general and administrative costs of AIRI to each of its three subsidiaries. For both 2014 and 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW.  There was no corporate allocation made to Eur-Pac during 2014.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the three months ended June 30, 2014 and 2013 are as follows:

Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$7,135,000	$8,188,000
Gross Profit	1,285,000	1,599,000
Pre Tax Income	157,000	594,000
Assets	22,243,000	23,645,000

WMI
Net Sales	3,763,000	3,307,000
Gross Profit	1,108,000	894,000
Pre Tax (Loss) Income	(202,000)	7,000
Assets	18,375,000	9,477,000

NTW
Net Sales	2,185,000	3,144,000
Gross Profit	819,000	1,137,000
Pre Tax (Loss) Income	(73,000)	228,000
Assets	11,597,000	13,247,000

Eur-Pac
Net Sales	277,000	-
Gross Profit	141,000	-
Pre Tax Income	91,000	-
Assets	2,252,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(82,000)	(173,000)
Assets	17,254,000	11,074,000

Consolidated
Net Sales	13,360,000	14,639,000
Gross Profit	3,353,000	3,630,000
Pre Tax (Loss) Income	(109,000)	656,000
(Benefit from) Provision for Taxes	(725,000)	430,000
Net Income	616,000	226,000
Elimination of Assets	(13,314,000)	(6,596,000)
Assets	58,407,000	50,847,000

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the six months ended June 30, 2014 and 2013 are as follows:

Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$14,266,000	$15,666,000
Gross Profit	2,571,000	3,059,000
Pre Tax Income	485,000	1,088,000
Assets	22,243,000	23,645,000

WMI
Net Sales	7,076,000	6,446,000
Gross Profit	1,945,000	1,743,000
Pre Tax Loss	(533,000)	(5,000)
Assets	18,375,000	9,477,000

NTW
Net Sales	7,194,000	6,853,000
Gross Profit	2,741,000	2,476,000
Pre Tax Income	946,000	721,000
Assets	11,597,000	13,247,000

Eur-Pac
Net Sales	277,000	-
Gross Profit	141,000	-
Pre Tax Income	91,000	-
Assets	2,252,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(173,000)	(380,000)
Assets	17,254,000	11,074,000

Consolidated
Net Sales	28,813,000	28,965,000
Gross Profit	7,398,000	7,278,000
Pre Tax Income	816,000	1,424,000
(Benefit from) Provision for Taxes	(141,000)	919,000
Net Income	957,000	505,000
Elimination of Assets	(13,314,000)	(6,596,000)
Assets	58,407,000	50,847,000

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risks identified in our Form 10-K for the year ended December 31, 2013, which was filed on March 25, 2014, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

We acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition on July 1, 2013 (the “Decimal Transaction”).  On November 6, 2013, we acquired 100% of the stock of Miller Stuart Inc., (“MSI”). For the immediate future, MSI will continue to be operated as a separate business unit. On April 1, 2014, we acquired 100% of the stock of Woodbine Products, Inc. ("WPI"). We are now in the process of incorporating the operations of WPI into our subsidiary, Welding Metallurgy, Inc. (“WMI”). On June 1, 2014, we acquired 100% of the stock of Eur-Pac Corporation (“EPC”) of Waterbury, Connecticut, which will be operated as a separate subsidiary. Consequently, during the second quarter of 2014, we had five operating subsidiaries – Air Industries Machining Corp. (“AIM”), WMI, Nassau Tool Works, Inc. (“NTW”), MSI and EPC which we divide into four operating segments.

AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.  WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  Decimal, now part of WMI, was founded in 1968 and its principal business is the fabrication of precision sheet metal assemblies for the aerospace industry. WPI, now part of WMI, was founded in 1954 and its principal business is the fabrication of precision sheet metal assemblies for the aerospace industry. The predecessor of our subsidiary, NTW was founded in 1959 and its principal business is the fabrication and assembly of  landing gear components and complete landing gear for fighter aircraft for the US and foreign governments. MSI was founded in 1966 and is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. MSI specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. EPC was founded in 1947 and specializes in military packaging and supplies all branches of the United States Defense Department with ordnance parts and kits, hose assemblies, hydraulic, mechanical and electrical assemblies.

The aerospace market is highly competitive in both the defense and commercial sectors and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the commercial aerospace and defense industries continue to consolidate and major contractors seek to streamline their supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to produce more complex and complete assemblies for our customers

Our ability to operate profitably is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely basis at costs that enable us to generate a profit based upon the agreed upon contract price.  Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time.  Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors.  The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products.  The cost of materials used in the aerospace industry is highly volatile.  In addition, the market for the skilled labor we require to operate our plants is highly competitive.  The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice.  Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin are the result of shifts in the mix of products sold.

Index

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacement spare parts for aircraft already in the fleet of the armed services, or for the production of new aircraft. Recent reductions to the Defense Department budget have reduced the demand for both production and replacement spares. This reduced demand has reduced our sales. The impact has been felt most severely at AIM and NTW and, to a lesser degree, at our other subsidiaries. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market.  We were awarded a multi-year contract by a leading aerostructures manufacturer to provide nacelle thrust struts.  The contract is valued at $39 million and these components will be used in a new geared turbofan jet engine manufactured by one of the world’s leading providers of aircraft engines.  This engine is also expected to be used on several new commercial jetliners. Based on projections of sales from our customers, we expect that the majority of revenue from this contract will be in calendar 2016 and beyond.

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended June 30, 2014 and June 30, 2013.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the three and six months ended June 30, 2014, we had four operating segments, AIM, WMI (including MSI and WPI) NTW, and EPC and separately reported our corporate overhead.  For the three and six months ended June 30, 2013, we had three operating segments, AIM, WMI (not including MSI and WPI) and NTW and separately reported our corporate overhead.  The results of operations of Decimal, MSI, WPI and EPC have been reflected within our financial reports since the dates of their acquisition, July 1, 2013, November 6, 2013, April 1, 2014 and June 1, 2014, respectively.

Results of Operations

Three months ended June 30, 2014 and 2013:

Selected Financial Information:

Statement of Operations Data (Unaudited)

	2014	2013
Net sales	$13,360,000	$14,639,000
Cost of sales	10,007,000	11,009,000
Gross profit	3,353,000	3,630,000
Operating and interest costs	3,400,000	2,945,000
Other income (expense) net	(62,000)	(29,000)
Income taxes (Benefit)	(725,000)	430,000
Net Income	$616,000	$226,000

Balance Sheet Data
	June 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$1,169,000	$561,000
Working capital	18,866,000	12,531,000
Total assets	58,407,000	50,172,000
Total stockholders' equity	30,666,000	21,613,000

Index

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$7,135,000	$8,188,000
Gross Profit	1,285,000	1,599,000
Pre Tax Income	157,000	594,000
Assets	22,243,000	23,645,000

WMI
Net Sales	3,763,000	3,307,000
Gross Profit	1,108,000	894,000
Pre Tax (Loss) Income	(202,000)	7,000
Assets	18,375,000	9,477,000

NTW
Net Sales	2,185,000	3,144,000
Gross Profit	819,000	1,137,000
Pre Tax (Loss) Income	(73,000)	228,000
Assets	11,597,000	13,247,000

EPC
Net Sales	277,000	-
Gross Profit	141,000	-
Pre Tax Income	91,000	-
Assets	2,252,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(82,000)	(173,000)
Assets	17,254,000	11,074,000

Consolidated
Net Sales	13,360,000	14,639,000
Gross Profit	3,353,000	3,630,000
Pre Tax (Loss) Income	(109,000)	656,000
(Benefit from) Provision for Taxes	(725,000)	430,000
Net Income	616,000	226,000
Elimination of Assets	(13,314,000)	(6,596,000)
Assets	58,407,000	50,847,000

Index

Consolidated net sales from operations for the three months ended June 30, 2014 were approximately $13,360,000, a decrease of $(1,279,000) or (8.7%) compared with $14,639,000 for the three months ended June 30, 2013.

•
Net sales at AIM for the three months ended June 30, 2014 were $7,135,000, a decrease of approximately $(1,053,000) or (12.9%) compared with $8,188,000 for the three months ended June 30, 2013. The decrease in sales at AIM results from continuing reductions in defense spending and continued delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers and defective raw materials. Our backlog indicates and we anticipate a stronger third and fourth quarter.

•
Net sales at WMI for the three months ended June 30, 2014 were $3,763,000, an increase of approximately $456,000 or13.8% compared with $3,307,000 for the three months ended June 30, 2013. Net sales at WMI for 2014 included sales of $598,000 from our new acquisitions.  Of these sales, $59,000 related to MSI, which was acquired in 2013 and $539,000 related to WPI, which was acquired on April 1, 2014.

•
Net sales at NTW for the three months ended June 30, 2014 were $2,185,000, a decrease of $(959,000) or (31%) compared with net sales of $3,144,000 for the three months ended June 30, 2013. This decline was anticipated due to a delay in receiving an expected order for the US Navy relating to landing gear for F-18 aircraft.  We have begun to receive these orders and expect a return to higher sales in the fourth quarter of 2014 and though 2015.

•
Net sales at EPC were $277,000 for the three months ended June 30, 2014. EPC was acquired on June 1, 2014. Sales at EPC are expected to be approximately $2,000,000 for the second half of calendar year 2014.  Sales in July were approximately $400,000.

As indicated in the table below, three customers represented 58.3% and 59.0%, respectively, of total sales for the three months ended June 30, 2014 and 2013, respectively.

Customer	Percentage of Sales
	2014	2013
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	29.3	30.2
Goodrich Landing Gear Systems	18.4	17.1
GKN Aerospace	10.6	**
United States Department of Defense	*	11.7

* Customer was less than 10% of sales for the quarter ended June 30, 2014
** Customer was less than 10% of sales for the quarter ended June 30, 2013

Gross Profit:

Air Industries Group calculates gross profit for each operating subsidiary using a gross profit percentage method, using the gross profit percentage for the prior year as the percentage for the subsequent year.  The gross profit percentage used is different for each subsidiary. Consolidated gross profit will be disproportionately affected, positively or negatively, by increased or decreased sales among the subsidiaries.

●
Consolidated: Gross profit from operations for the three months ended June 30, 2014 decreased by approximately $(277,000) or (7.6%), to approximately $3,353,000 as compared to gross profit of $3,630,000 for the comparable period in 2013. For the three months ended June 30, 2014, gross profit as a percentage of sales was 25.1% and was comparable to the 24.8% for the prior year.

●
AIM: Gross profit for three months ended June 30, 2014 at AIM decreased by approximately $(314,000) or (19.6%) to $1,285,000 as compared to $1,599,000 for the comparable period in 2013. The decrease in gross margin is disproportionate to the decrease in net sales as the decrease in sales was compounded by a reduction in the gross profit margin at AIM from 19.5% of sales in 2013 to 18.0% of sales in 2014.

●
WMI: Gross profit at WMI for three months ended June 30, 2014 increased by approximately $214,000 or 23.9% to $1,108,000 for 2014, compared to $894,000 for the comparable period in 2013. Gross margin increased disproportionately to sales due to the inclusion of WPI in 2014.  The products of WPI are generally sold at a higher gross profit margin than WMI’s traditional products. For the three months ended June 30, 2014, the gross profit as a percentage of sales was 29.4% as compared to 27.0% for the prior year.  As indicated above this is related to setting the gross profit based on the prior year, and also due to the inclusion of WPI.

●
NTW: Gross profit for three months ended June 30, 2014 decreased by approximately $(318,000) or (28%) to $819,000 compared to $1,137,000 for the comparable period in 2013. The decrease in gross profit results from decreased sales offset to some degree by a slight increase in gross margin percentage. For the three months ended June 2014, gross profit as a percentage of sales was 37.4% as compared to 36.2% for the prior year.

●	EPC: Gross profit for the three months ended June 30, 2014 was $141,000 or approximately 51% of sales. EPC was acquired on June 1, 2014.

Index

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the three months ended June 30, 2014 totaled $3,096,000 and increased by $544,000 or 21.3% compared to $2,552,000 for the three months ended June 30, 2013. An increase in SG&A costs at WMI, principally as a result of the Decimal and MSI acquisitions in 2013 and the WPI acquisition on April 1, 2014, accounted for substantially all of the increase. The principal components of SG&A costs were:

O	AIM: SG&A costs for the three months ended June 30, 2014 totaled approximately $863,000, an increase of $76,000 or 9.7% compared to $787,000 for the comparable period 2013.
O
WMI: SG&A costs for the three months ended June 30, 2014 totaled approximately $1,291,000, an increase of $436,000 or approximately 51.0% compared to $855,000 for the comparable period in 2013. The increase in SG&A costs at WMI reflects the additions of the operations of Decimal, MSI and WPI. These increases were expected as a result of the effort to consolidate the operations of these businesses.   As we begin to fully integrate all of these operations into one cohesive operating unit, we anticipate a reduction of these costs.

O	NTW: SG&A costs totaled approximately $893,000 for the three months ended June 30, 2014 a decrease of $(17,000) or approximately (1.9%) compared to $910, 000 for the comparable period in 2013.
O	EPC: SG&A costs totaled $ 49,000. EPC was acquired on June 1, 2014.

Interest and Financing Costs; Income Taxes and Net Income:

Interest and financing costs were approximately $304,000 for the three months ended June 30, 2014, a decrease of approximately $(89,000) or (22.6%) as compared to $393,000 for the comparable period in 2013.  Interest expense decreased primarily as a result of lower loan balances and, to a lesser degree, lower interest rates.

Income taxes were a benefit of approximately $(725,000) for the three months ended June 30, 2014 and an expense of $430,000 for the three months ended June 30, 2013. The income tax benefit resulted from a reversal of over accruals of income tax expense from fiscal 2013 and the reduction of deferred tax liabilities primarily related to property and equipment.

Income before tax declined by $(765,000) to a loss of $(109,000) for the three months ended June 30, 2014 as compared to income of $656,000 for the three months ended June 30, 2013. Net income for the three months ended June 30, 2014 was $616,000, an increase of $390,000 or 172.6% compared to net income of $226,000 for the comparable period in 2013.

Index

Six months ended June 30, 2014 and 2013:

Selected Financial Information:

Statement of Operations Data (Unaudited)

	2014	2013
Net sales	$28,813,000	$28,965,000
Cost of sales	21,415,000	21,687,000
Gross profit	7,398,000	7,278,000
Operating and interest costs	6,519,000	5,796,000
Other income (expense) net	(63,000)	(58,000)
Income taxes (Benefit)	(141,000)	919,000
Net Income	$957,000	$505,000

Balance Sheet Data
	June 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$1,169,000	$561,000
Working capital	18,866,000	12,531,000
Total assets	58,407,000	50,172,000
Total stockholders' equity	30,666,000	21,613,000

Index

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$14,266,000	$15,666,000
Gross Profit	2,571,000	3,059,000
Pre Tax Income	485,000	1,088,000
Assets	22,243,000	23,645,000

WMI
Net Sales	7,076,000	6,446,000
Gross Profit	1,945,000	1,743,000
Pre Tax Loss	(533,000)	(5,000)
Assets	18,375,000	9,477,000

NTW
Net Sales	7,194,000	6,853,000
Gross Profit	2,741,000	2,476,000
Pre Tax Income	946,000	721,000
Assets	11,597,000	13,247,000

EPC
Net Sales	277,000	-
Gross Profit	141,000	-
Pre Tax Income	91,000	-
Assets	2,252,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(173,000)	(380,000)
Assets	17,254,000	11,074,000

Consolidated
Net Sales	28,813,000	28,965,000
Gross Profit	7,398,000	7,278,000
Pre Tax Income	816,000	1,424,000
(Benefit from) Provision for Taxes	(141,000)	919,000
Net Income	957,000	505,000
Elimination of Assets	(13,314,000)	(6,596,000)
Assets	58,407,000	50,847,000

Index

Consolidated net sales from operations for the six months ended June 30, 2014 were approximately $ 28,813,000, a decrease of $(152,000) or (0.5%) compared with $28,965,000 for the six months ended June 30, 2013.

•
Net sales at AIM for the six months ended June 30, 2014 were $14,266,000, a decrease of approximately $(1,400,000) or (8.9%) compared with $15,666,000 for the six months ended June 30, 2013. The decrease in sales at AIM results from continuing reductions in defense spending and continued delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers and defective raw materials. Our backlog indicates and we anticipate a stronger third and fourth quarter.

•
Net sales at WMI for the six months ended June 30, 2014 were $7,076,000, an increase of approximately $630,000 or 9.7% compared with $6,446,000 for the six months ended June 30, 2013. Net sales at WMI for 2014 included sales of $639,000 from our new acquisitions.  Of these new sales, $100,000 were attributable to MSI which was acquired in 2013 and $539,000 related to WPI which was acquired on April 1, 2014.

•
Net sales at NTW for the six months ended June 30, 2014 were $7,194,000, an increase of $341,000 or 5% compared with net sales of $6,853,000 for the six months ended June 30, 2013.  These amounts were fairly consistent with previous results. We anticipate a slower third quarter due to the delay in receiving our contract award from the Navy.  We have begun to receive these awards and anticipate a slower third quarter before we return to higher sales in the fourth quarter of 2014 and though 2015.

•
Net sales at EPC were $277,000 for the six months ended June 30, 2014. EPC was acquired on June 1, 2014. Sales at EPC are expected to be approximately $2,000,000 for the second half of calendar 2014. Sales in July were approximately $400,000.

As indicated in the table below, three customers represented 55.9% and 59.2%, respectively, of total sales for the six months ended June 30, 2014 and 2013, respectively.

Customer	Percentage of Sales
	2014	2013
	(Unaudited)	(Unaudited)

Sikorsky Aircraft	30.8	28.0
Goodrich Landing Gear Systems	12.8	17.7
Associated Aircraft Manufacturing	12.3	**
United States Department of Defense	*	13.5

* Customer was less than 10% of sales for the six months ended June 30, 2014
** Customer was less than 10% of sales for the six months ended June 30, 2013

Gross Profit:

Air Industries Group calculates gross profit for each operating subsidiary using a gross profit percentage method, using the gross profit percentage for the prior year as the percentage for the subsequent year.  The gross profit percentage used is different for each subsidiary. Consolidated gross profit will be disproportionately affected, positively or negatively, by increased or decreased sales among the subsidiaries.

●
Consolidated: Gross profit from operations for the six months ended June 30, 2014 increased by approximately $120,000 or 1.7%, to approximately $7,398,000 as compared to gross profit of $7,278,000 for the comparable period in 2013. For the six months ended June 30, 1014 gross profit as a percentage of sales was 25.7% as compared to 25.1% for the prior year.

●
AIM: Gross profit for six months ended June 30, 2014 at AIM decreased by approximately $(488,000) or (15.9%) to $2,571,000 as compared to $3,059,000 for the comparable period in 2013. The decrease in gross margin is disproportionate to the decrease in net sales. The gross profit margin at AIM decreased from 19.5% of sales in 2013 to 18.0% of sales in 2014.

●
WMI: Gross profit at WMI for six months ended June 30, 2014 increased by approximately $202,000 or 11.6% to $1,945,000 compared to $1,743,000 for the comparable period in 2013. Gross margin increased disproportionately to sales due to inclusion of sales of WPI products in 2014 which have higher gross profit margins than WMI’s traditional products. The gross profit margin as a percentage of sales for the six months ended June 30, 2014 was 27.5% as compared to 27.0% for the same period in 2013.

●
NTW: Gross profit for the six months ended June 30, 2014 increased by approximately $265,000 or 10.7% to $2,741,000 compared to $2,476,000 for the comparable period in 2013. The increase in gross profit results from increased sales and to some degree by a slight increase in gross margin percentage. The gross profit margin as a percentage of sales for the six months ended June 30, 2014 was 38.1% as compared to 36.1% for the same period in 2013.

●	EPC: Gross profit for the six months ended June 30, 2014 was $141,000 or approximately 51% of sales. EPC was acquired on June 1, 2014.

Index

Selling, General & Administrative (“SG&A”):

●
Consolidated SG&A costs for the six months ended June 30, 2014 totaled $5,912 000 and increased by $891,000 or 17.7% compared to $5,021,000 for the six months ended June 30, 2013. An increase in SG&A costs at WMI, principally as a result of the Decimal, MSI, and WPI acquisitions, accounted for substantially all of the increase. The principal components of SG&A costs were:

O	AIM: SG&A costs for the six months ended June 30, 2014 totaled approximately $1,638,000, an increase of $56,000 or 3.5% compared to $1,582,000 for the comparable period 2013.
O
WMI: SG&A costs for the six months ended June 30, 2014 totaled approximately $2,430,000, an increase of $746,000 or approximately 44.3% compared to $1,684,000 for the comparable period in 2013. The increase in SG&A costs at WMI reflects the additions of the operations of Decimal, MSI and WPI for the 2014 period. These increases were expected as a result of the effort to consolidate the operations of these businesses.   As we begin to fully integrate all of these operations into one cohesive operating unit, we anticipate a reduction of these costs.

O	NTW: SG&A costs totaled approximately $1,795,000 for the six months ended June 30, 2014 an increase of $40,000 or approximately 2.3% compared to $1,755,000 for the comparable period in 2013.
O	EPC: SG&A costs totaled $49,000. EPC was acquired on June 1, 2014.

Interest and Financing Costs; Income Taxes and Net Income:

Interest and financing costs were approximately $607,000 for the six months ended June 30, 2014, a decrease of approximately $(168,000) or (21.7%) as compared to $775,000 for the comparable period in 2013.  Interest expense decreased primarily as a result of lower loan balances and, to a lesser degree, lower interest rates.

Income taxes were a benefit of approximately $(141,000) for the six months ended June 30, 2014 and an expense of $919,000 for the six months ended June 30, 2013.The income tax benefit resulted from a reversal of over accruals of income tax expense from fiscal 2013 and the reduction of deferred tax liabilities primarily related to property and equipment.

Income before tax declined by $(608,000) to $816,000 for the six months ended June 30, 2014, as compared to $1,424,000 for the six months ended June 30, 2014. Net income for the six months ended June 30, 2014 was $957,000, an increase of $452,000 or 89.5% compared to net income of $505,000 for the comparable period in 2013.

Index

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow from PNC to support operations and acquisitions.  Substantially all of our assets are pledged as collateral under our existing loan agreements with PNC.  The Company is required to maintain a lockbox account with PNC, into which substantially all of the Company’s cash receipts are paid.  If PNC were to cease lending, the Company would lack funds to continue its operations.

Our Loan Facility with PNC has been amended twice in 2014.  The Loan Facility now provides for maximum borrowings under a revolving loan of $23,000,000 (including an inventory sub-limit of $15,000,000) limited to the borrowing base as defined and a term loan, initially in the amount of $2,613,000.  The maturity date of the term loan remains November 30, 2016, and is to be paid in thirty-one consecutive monthly principal installments, which commenced on the first business day of June 2014, and continue on the first business day of each month thereafter, the first thirty of which shall be in the amount of $31,859, with a thirty-first and final payment of any unpaid balance of principal and interest on the last business day of November 2016.

On April 1, 2014, we acquired, through WMI, all of the common stock of WPI for $2.4 million and 30,000 shares of the common stock of AIRI, valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment in the amount of approximately $165,000 was paid in June of 2014.

On June 1, 2014, we acquired all of the common stock of EPC for $1.6 million and 20,000 shares of the common stock of AIRI, valued at $9.78 per share, which was the closing price on that date. Additionally, a working capital adjustment is due to the former stockholders of EPC in the amount of approximately $78,000 and is scheduled to be paid in August 2014.

On June 3, 2014, in connection with our Registered Direct Offering (“the Offering”), we issued 1,170,000 shares of our common stock.  These securities were offered pursuant to an effective “shelf” registration statement on Form S-3 (File NO. 333-191748), declared effective by the Securities and Exchange Commission on December 11, 2013.  Taglich Brothers, Inc. acted as the exclusive placement agent for the offering. The gross proceeds of the offering were $10,530,000 comprised of $9,530,000 in cash and $1,000,000 in the conversion of our Junior Subordinated Notes.  We paid to Taglich Brothers a commission of approximately $842,000 and warrants to purchase up to 46,800 shares of common stock at a per share price of $11.25. Additionally, the Company paid legal fees on behalf of Taglich Brothers in the amount of $75,000 and paid a qualified independent underwriter approximately $50,000 for its services.  We netted cash of approximately $8,562,000 from the Offering.  The proceeds were used to acquire EPC, pay down debt, and applied to working capital.

As of June 30, 2014, our debt for borrowed monies in the amount of $15,228,000 consisted of the revolving credit note due to PNC in the amount of $10,608,000, the term loan due to PNC in the amount of $2,613,000, a note due the sellers of WMI in the aggregate amount of $392,000 and capitalized lease obligations of $1,615,000. This represents a decrease of $2,268,000 in our debt for borrowed monies at December 31, 2013 of $17,496,000, when the revolving note due to PNC was $12,029,000, the term loan due to PNC was $1,948,000, the note due the sellers of WMI was $732,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $1,787,000. The increase in the amount outstanding under the revolving credit note principally reflects amounts borrowed to support the increase in accounts receivable.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Note and are then borrowed according to a borrowing base to support our operations.

As of June 30, 2014, there is approximately $518,000 due to NTW Dissolution, the party from which we acquired the business now operated by NTW.  This amount relates to a working capital adjustment based on the net working capital of Nassau Tool Works as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due to Air Industries Group for the payment of certain liabilities that were not assumed in the transaction. Additionally, there was approximately $78,000 due to the former owners of EPC, which is scheduled to be paid in August 2014.

Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. On January 24, 2014, we paid a dividend equal to $0.125 per share or $733,000 to all shareholders of record as of January 9, 2014.  On April 22, 2014, we paid a dividend equal to $0.15 per share or $885,000 to all shareholders of record as of April 15, 2014.  On July 10, 2014, we paid a dividend equal to $0.15 per share of $1,064,000 to all shareholders of record as of June 30, 2014.  We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013.

Index

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$(384)	$4,861
Investing activities	(4,620)	(260)
Financing Activities	5,612	(4,136)
Net increase in cash and cash equivalents	$608	$465

Cash (Used In) Provided By Operating Activities

Cash (used in) provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the six months ended June 30, 2014, our net cash used in operating activities of $384,000 was comprised of net income of $957,000 less $2,767,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $1,426,000.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1,168,000, amortization of capitalized engineering costs, intangibles and other items of $818,000, bad debt expense of $190,000 representing all amounts more than 120 days past due, and non-cash compensation of $15,000. These non-cash items were offset by $19,000 of deferred gain on the sale of real estate and $746,000 of deferred income taxes.  The increase in operating assets and liabilities consisted of a net increase in Operating Assets of $3,661,000 and a net increase in Operating Liabilities of $894,000.  The increases in Operating Assets were comprised of an increase in accounts receivable of $789,000 due to the timing of shipments to and cash receipts from customers, inventory of $2,920,000 offset by a decrease in prepaid expenses and other current assets of $48,000.  The net increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $659,000 due to the timing of the receipt and payment of invoices, income taxes payable of $274,000 and deferred rent of $38,000, which was offset by a decrease in customer deposits of $77,000.

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

For the six months ended June 30, 2014 cash used in investing activities was $4,620,000.  This was comprised of $4,190,000 for the acquisitions of WPI and EPC, $128,000 for capitalized engineering costs and $302,000 for the purchase of property and equipment.

Cash Provided By (Used In) financing activities

Cash provided by (used in) financing activities consists of the net proceeds from the sale of our equity securities, dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and repayment of our capital lease obligations and other notes payable.

For the six months ended June 30, 2014 cash provided by financing activities was $5,612,000.  This was comprised of $8,562,000 in net proceeds from the offering of our common stock and additional borrowings of $1,328,000 under our term loan offset by $1,422,000 in repayments on our revolving credit facility, repayments on our term loan of $664,000, $172,000 in repayments under our capital leases, $339,000 paid to the former shareholders of WMI, $1,618,000 used for dividends, $25,000 for deferred financing cost and $38,000 related to Lease Impairment.

Index

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2014.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

For interim reporting, the Company computes its inventory based on a “gross profit” method.

For annual reporting, the Company values inventory at the lower of cost on a first-in-first-out basis or market.

AIM and NTW generally purchase inventory only when non-cancellable contracts for orders have been received for finished goods. AIM and NTW occasionally produce finished goods in excess of purchase order quantities in anticipation of future demand. Historically this excess has been used in fulfilling future purchase orders. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

WMI generally produces pursuant to customer orders and maintains relatively lower inventory levels than AIM or NTW.

We present inventory net of progress billings in accordance with the specified contractual arrangements with the United States Government, which results in the transfer of title of the related inventory to the United States Government, when such progress payments are received.

Capitalized Engineering Costs

We have contractual agreements with customers to produce parts, which the customers design. Though we have not designed and thus have no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of our machines. The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight line basis over the shorter of the estimated length of the contract, or three years.

If we are reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized. We may also progress bill customers for certain engineering costs. Such billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer Purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. We utilize a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product.

Net sales represent gross sales less returns and allowances. Freight out is included in operating expenses.

Index

We recognize certain revenues under a bill and hold arrangement with two of our large customers. For any requested bill and hold arrangement, we evaluate whether the bill and hold arrangement qualifies for revenue recognition. For a bill and hold arrangement to qualify for revenue recognition, the customer must initiate the request for the arrangement, in writing in addition to making their fixed commitment to purchase the item typically contained in the purchase order. The revenue is recognized when the risk of ownership has passed to the customer provided payment terms are not modified and payment will be made as if the goods had been shipped.

Income Taxes

We account for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

We account for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

We account for the impairment of goodwill under the provisions of ASU 2011-08 (“ASU 2011-08”), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We perform impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a three-step approach. Step “zero” is a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Step one compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. We record an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset.  If an impairment loss has occurred, a charge is recorded to reduce the carrying amount to fair value.

Index

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Accounting Officer.  Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Dated: August 13, 2014

AIR INDUSTRIES GROUP, INC.

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata
President and Chief Executive Officer