Form 10-Q
period 2014-09-30
AIR INDUSTRIES GROUP
filed 2014-11-14
CIK 1009891

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of November 12, 2014, the registrant had outstanding 7,100,491 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2

Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$1,568,000	$561,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,084,000 and $783,000	8,806,000	8,584,000
Inventory	30,686,000	26,222,000
Deferred Tax Asset	1,310,000	1,051,000
Prepaid Expenses and Other Current Assets	209,000	510,000
Total Current Assets	42,579,000	36,928,000

Property and Equipment, net	5,743,000	6,523,000
Capitalized Engineering Costs - net of Accumulated Amortization of $4,184,000 and $3,879,000	693,000	752,000
Deferred Financing Costs, net, deposit and other assets	680,000	605,000
Intangible Assets, net	3,854,000	4,726,000
Deferred Tax Asset	947,000	185,000
Goodwill	4,620,000	453,000
TOTAL ASSETS	$59,116,000	$50,172,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$16,315,000	$14,969,000
Accounts Payable and Accrued Expenses	6,280,000	6,855,000
Lease Impairment - Current	60,000	71,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposit	174,000	251,000
Dividends Payable	-	717,000
Income Taxes Payable	382,000	1,496,000
Total Current Liabilities	23,249,000	24,397,000

Long-term liabilities
Notes Payable and Capitalized Lease Obligation - Net of Current Portion	3,191,000	2,527,000
Lease Impairment - Net of Current Portion	12,000	56,000
Deferred Gain on Sale - Net of Current Portion	418,000	447,000
Deferred Rent	1,189,000	1,132,000
TOTAL LIABILITIES	28,059,000	28,559,000

Stockholders' Equity
Preferred Stock Par Value $.001-Authorized 1,000,000 shares at September 30, 2014 and December 31, 2013, respectively, none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common Stock - Par Value $.001- Authorized 25,000,000 shares at September 30, 2014 and December 31, 2013, respectively, 7,100,491 and 5,862,346 Shares Issued and Outstanding as of September 30, 2014 and December 31, 2013, respectively	7,000	6,000
Additional Paid-In Capital	44,905,000	36,799,000
Accumulated Deficit	(13,855,000)	(15,192,000)
TOTAL STOCKHOLDERS' EQUITY	31,057,000	21,613,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,116,000	$50,172,000

See notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Sales	$15,154,000	$16,052,000	$43,967,000	$45,016,000

Cost of Sales	11,597,000	12,309,000	33,012,000	33,996,000

Gross Profit	3,557,000	3,743,000	10,955,000	11,020,000

Operating Expenses	2,997,000	2,712,000	8,909,000	7,733,000

Income from operations	560,000	1,031,000	2,046,000	3,287,000

Interest and financing costs	(260,000)	(281,000)	(867,000)	(1,027,000)
Other (expense) income, net	(1,000)	(11,000)	(64,000)	(97,000)
Income before benefit from income taxes	299,000	739,000	1,115,000	2,163,000

Benefit from income taxes	(81,000)	(1,795,000)	(222,000)	(876,000)

Net income	$380,000	$2,534,000	$1,337,000	$3,039,000

Income per share - basic	$0.05	$0.44	$0.21	$0.53
Income per share - diluted	$0.05	$0.43	$0.20	$0.52

Weighted average shares outstanding - basic	7,092,655	5,711,093	6,415,402	5,711,093
Weighted average shares outstanding - diluted	7,388,686	5,854,015	6,711,742	5,828,037

See notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30,
(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,337,000	$3,039,000
Adjustments to Reconcile Net Income to Net
Cash (used in) provided by Operating Activities
Depreciation of property and equipment	1,680,000	1,242,000
Amortization of intangible assets	872,000	872,000
Amortization of capitalized engineering costs	306,000	316,000
Bad debt expense	299,000	275,000
Non-cash compensation expense	25,000	15,000
Amortization of deferred financing costs	33,000	46,000
Gain on sale of real estate	(28,000)	(28,000)
Deferred Income Taxes	(1,021,000)	(1,625,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts Receivable	(119,000)	807,000
Inventory	(4,401,000)	(1,295,000)
Prepaid Expenses and Other Current Assets	332,000	359,000
Deposits	(1,000)	125,000
Other Assets	(84,000)	(37,000)
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued expenses	(795,000)	(362,000)
Deferred Rent	56,000	56,000
Income Taxes payable	(1,114,000)	(249,000)
Customer Deposits	(77,000)	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,700,000)	3,556,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(4,476,000)	(468,000)
Cash acquired in acquisition	5,000	-
Capitalized engineering costs	(247,000)	(316,000)
Purchase of property and equipment	(384,000)	(136,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,102,000)	(920,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	9,530,000	-
Costs to raise capital	(968,000)	-
Notes payable - Sellers	(513,000)	(479,000)
Capital lease obligations	(248,000)	(899,000)
Note payable - Revolver	3,202,000	1,164,000
Proceeds from note payable - Term Loan	1,328,000	-
Payments of note payable - Term Loan	(759,000)	(1,350,000)
Cash paid for deferred financing costs	(25,000)	(10,000)
Payments related to Lease Impairment	(55,000)	(65,000)
Dividends Paid	(2,683,000)	(716,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,809,000	(2,355,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,007,000	281,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	561,000	490,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,568,000	$771,000

Supplemental cash flow information
Cash paid during the period for interest	$753,000	$935,000

Supplemental cash flow information
Cash paid during the period for income taxes	$2,011,000	$1,061,000

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$-	$716,000
Conversion of Junior Subordinated Notes	$1,000,000	$-

Purchase of stock of Woodbine Products
Fair Value of Tangible Assets acquired	$472,000
Goodwill	2,402,000
Liabilities assumed	(19,000)
Common Stock issued	(290,000)
Cash paid for acquisition	$2,565,000

Purchase of stock of Eur-Pac Corporation
Fair Value of Tangible Assets acquired	$409,000
Goodwill	1,659,000
Liabilities assumed	(170,000)
Common Stock issued	(195,000)
Cash paid for acquisition	$1,703,000

Purchase of stock of Electronic Connection Corporation
Fair Value of Tangible Assets acquired	$129,000
Goodwill	106,000
Cash Acquired	5,000
Liabilities Assumed	(31,000)
Cash paid for acquisition	$209,000

Purchase of certain assets of Decimal Industries, Inc
Fair Value of Tangible Assets acquired		$975,000
Due to Sellers of Decimal Industries		(660,000)
Cash paid for acquisition		$315,000

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

The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), a wholly-owned subsidiary of WMI, Woodbine Products, Inc. (“Woodbine”), a wholly-owned subsidiary of WMI, Eur-Pac Corporation (“Eur-Pac”), Electronic Connection Corporation (“ECC”), a wholly-owned subsidiary of Eur-Pac and Nassau Tool Works, Inc. (“NTW”) (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, from which the accompanying condensed balance sheet dated December 31, 2013 was derived.

Note 2. ACQUISITION

Woodbine
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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Woodbine was accounted for under FASB ASC 805, “Business Combinations” (“ASC 805”).  The purchase price allocation is set forth below.

Fair Value of Tangible Assets acquired	$472,000
Goodwill	2,402,000
Liabilities assumed	(19,000)
Total	$2,855,000

Eur-Pac
On June 1, 2014, the Company acquired all of the common stock of Eur-Pac for $1,625,000 and 20,000 shares of the common stock of AIRI.  The common stock was valued at $9.78 per share, which was the closing share price on that date. Additionally, a working capital adjustment in the amount of $78,000 was paid in August 2014.  The Company financed the acquisition of Eur-Pac with the proceeds of its Registered Direct Offering (see Note 8).

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

ECC
On September 1, 2014, the Company through its wholly-owned subsidiary Eur-Pac, acquired all of the common stock of ECC for $209,000. The Company financed the acquisition from its regular working capital.ECC is a manufacturer of stripped, terminated, bonded and tinned lead wires, used by a variety of contractors, manufacturers and OEMs.

The acquisition of ECC was accounted for under ASC 805.  The purchase price allocation is set forth below.

Fair Value of Tangible Assets acquired	$129,000
Goodwill	106,000
Cash Acquired	5,000
Liabilities Assumed	(31,000)
Total	$209,000

AMK
On October 1, 2014, the Company acquired all of the common stock of AMK Technical Services (“AMK”), for $6,953,000, subject to a working capital adjustment. The purchase price included a preliminary working capital adjustment of $203,000.  At closing, the Company paid $4,453,000 and issued a Seller Note and Mortgage of $2,500,000.  The note bears interest at the rate of 5% per annum and interest and principal are due and payable on or before December 31, 2014.  The note is secured by a mortgage on the property.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This acquisition will be accounted for under ASC 805.  The purchase price allocation has not yet been completed.  AMK is a long established provider of sophisticated welding and machining services for diversified aerospace and industrial customers.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activities

The Company, through AIM, is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. Welding and AMK are specialty welding and products providers whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft.  The Company's customers consist mainly of publicly-traded companies in the aerospace industry.  Eur-Pac, as discussed above, specializes in military packaging and supplies.

Inventory Valuation

Inventory at September 30, 2014 and 2013 was computed based on a “gross profit” method.

The Company valued inventory at December 31, 2013 at the lower of cost on a first-in-first-out basis or market.

Credit and Concentration Risks

There were three customers that represented 68.3% and 58.9% of total net sales for the three months ended September 30, 2014 and 2013, respectively. This is set forth in the table below.

Customer	Percentage of Net Sales
	2014	2013
	(Unaudited)	(Unaudited)

1	30.1	21.6
2	27.6	26.7
3	10.6	**
4	*	10.6

* Customer was less than 10% of net sales for the quarter ended September 30, 2014
** Customer was less than 10% of net sales for the quarter ended September 30, 2013

There were two customers that represented 48.8% of net sales and three customers that represented 58.7% of net sales for the nine months ended September 30, 2014 and 2013, respectively. This is set forth in the table below.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Customer	Percentage of Net Sales
	2014	2013
	(Unaudited)	(Unaudited)

1	30.0	27.5
2	18.8	19.1
3	*	12.1

* Customer was less than 10% of net sales for the nine months ended September 30, 2014

There were four customers that represented 73.3% and two customers that represented 42.9% of gross accounts receivable at September 30, 2014 and December 31, 2013, respectively. This is set forth in the table below.

	Percentage of
Customer	Gross Accounts Receivable
	September 30,	December 31,
	2014	2013
	(Unaudited)

1	25.0	20.1
2	24.7	22.8
3	12.0	*
4	11.6	*

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	7,092,655	5,711,093	6,415,402	5,711,093
Effect of dilutive stock options and warrants	296,031	142,922	296,341	116,944
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,388,686	5,854,015	6,711,743	5,828,037

The following securities have been excluded from the calculation as their effect would be anti-dilutive:

	Three and Nine Months Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Stock Options	17,048	17,048
Warrants	46,800	-
	63,848	17,048

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation amounted to $10,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively, and $25,000 and $15,000 for the nine months ended September 30, 2014 and 2013 respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statement of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $4,620,000 relates to the acquisition of WMI ($291,000), NTW ($162,000), Woodbine ($2,402,000), Eur-Pac ($1,659,000) and ECC ($106,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at September 30, 2014 and December 31, 2013.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable are detailed as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Accounts Receivable Gross	$9,890,000	$9,367,000
Allowance for Doubtful Accounts	(1,084,000)	(783,000)
Accounts Receivable Net	$8,806,000	$8,584,000

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Machinery and Equipment	$6,537,000	$6,251,000	5 - 8 years
Capital Lease Machinery and Equipment	5,261,000	5,261,000	5 - 8 years
Tools and Instruments	5,491,000	5,009,000	1.5 - 7 years
Automotive Equipment	140,000	59,000	5 years
Furniture and Fixtures	260,000	257,000	5 - 8 years
Leasehold Improvements	646,000	646,000	Term of Lease
Computers and Software	369,000	357,000	4-6 years
Total Property and Equipment	18,704,000	17,840,000
Less: Accumulated Depreciation	(12,961,000)	(11,317,000)
Property and Equipment, net	$5,743,000	$6,523,000

Depreciation expense for the three months ended September 30, 2014 and 2013 was approximately $512,000 and $441,000, respectively.  Depreciation expense for the nine months ended September 30, 2014 and 2013 was approximately $1,680,000 and $1,242,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Customer Relationships	$5,815,000	$5,815,000	5 to 14 years
Trade Names	770,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,310,000	7,310,000
Less: Accumulated Amortization	(3,456,000)	(2,584,000)
Intangible Assets, net	$3,854,000	$4,726,000

Amortization expense for the three months ended September 30, 2014 and 2013 was approximately $291,000 and $291,000, respectively.  Amortization expense for the nine months ended September 30, 2014 and 2013 was approximately $872,000 and $872,000, respectively.

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$15,232,000	$12,029,000
Term Loan A, PNC	2,517,000	1,948,000
Capital lease obligations	1,539,000	1,787,000
Notes payable to sellers of WMI	218,000	732,000
Junior subordinated notes	-	1,000,000
Subtotal	19,506,000	17,496,000
Less: Current portion of notes and capital obligations	(16,315,000)	(14,969,000)
Notes payable and capital lease obligations, net of current portion	$3,191,000	$2,527,000

 PNC Bank N.A. ("PNC")

The Company has a loan facility with PNC (the “Loan Facility”) secured by substantially all of its assets.

On April 1, 2014, the Loan Facility was amended and the Company paid a loan amendment fee of $15,000. These amendments added Woodbine as a borrower on the Loan Facility and increased the maximum borrowings to $22,676,000 less repayments of Term Loan A made on or after the closing date. The maximum borrowings consisted of the following:

(i)	a $20,000,000 revolving loan (includes inventory sub-limit of $12,500,000) and
(ii)	$2,676,000 for Term Loan A.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 9, 2014, the Loan Facility was further amended. These amendments added Eur-Pac as a borrower on the Loan Facility and increased the maximum borrowings to $25,613,000 less repayments of Term Loan A made on or after the closing date. The maximum borrowings consisted of the following:

(i)	a $23,000,000 revolving loan (includes inventory sub-limit of $15,000,000) and
(ii)	$2,613,000 for Term Loan A.

On October 1, 2014, the Loan Facility was again amended coincident with the acquisition of AMK (see Note 2). This amendment added AMK as a borrower on the Loan Facility and increased the maximum borrowings to $29,112,000 less repayments of Term Loan A made on or after the closing date. The amendment also allowed for a Seller Mortgage and Note in the amount of $2,500,000, granted by AMK and Air Group in favor of the former owner of AMK. The maximum borrowings consist of the following:

(i)	a $23,000,000 revolving loan (includes inventory sub-limit of $15,000,000);
(ii)	$2,613,000 term loan, less repayments for Term Loan A and
(iii)	a new term loan of $3,500,000 (“Term Loan B”).

Under the terms of the Loan Facility the revolving credit note bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to Eurodollar Rate Loans.   The revolving credit note had an interest rate of 4.0 % per annum at both September 30, 2014 and December 31, 2013, and an outstanding balance of $15,232,000 and $12,029,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

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

Under the terms of the Loan Facility prior to the amendment discussed below, the maturity date of Term Loan A was the first business day (as defined) of January 2015. Term Loan A bore interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three percent (3.00%) with respect to Eurodollar Rate Loans. Repayment under Term Loan A consisted of 19 consecutive monthly principal installments, the first 18 of which were $150,000 commencing on the first business day of July 2013, with the 19th and final payment of any unpaid balance of principal and interest payable on the first business day of January 2015.

On April 1, 2014, the Company borrowed an additional $1,328,000.  The repayment of Term Loan A was amended on that date to thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan A bears interest equal to (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans or (b) the sum of the Eurodollar Rate plus three percent (3.00%) with respect to Eurodollar Rate Loans.  At September 30, 2014 and December 31, 2013, the balance due under Term Loan A was $2,517,000 and $1,948,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in an amount equal to the net proceeds of such sale.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio.  In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility.  As of both September 30, 2014 and December 31, 2013, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of September 30, 2014 the future minimum principal payments for Term Loan A are as follows:

For the twelve months ending	Amount
September 30, 2015	$382,000
September 30, 2016	382,000
September 30, 2017	1,753,000
PNC Term Loan Payable	2,517,000
Less: Current portion	(382,000)
Long-term portion	$2,135,000

Interest expense related to the Loan Facility amounted to approximately $186,000 and $197,000 for the three months ended September 30, 2014 and 2013, respectively, and $597,000 and $737,000 for the nine months ended September 30, 2014 and 2013, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK.  The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine of which shall be in the amount of $58,333 commencing on the first business day of December 2014, and continuing on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. Term Loan B bears interest at the same rate as Term Loan A. The first interest payment was on the first business day of November 2014.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,539,000 and $1,787,000 as of September 30, 2014 and December 31, 2013, respectively, with various interest rates ranging from 7.0% to 9.5%.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
September 30, 2015	$584,000
September 30, 2016	532,000
September 30, 2017	377,000
September 30, 2018	197,000
September 30, 2019	29,000
Thereafter	11,000
Total future minimum lease payments	1,730,000
Less: imputed interest	(191,000)
Less: current portion	(483,000)
Total Long Term Portion	$1,056,000

    Notes Payable – Sellers of WMI

In connection with the acquisition of WMI on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of WMI.   The obligation under the Note is subordinate to the Company’s indebtedness to PNC. As of September 30, 2014 and December 31, 2013, the balance owed to the sellers of WMI is $218,000 and $732,000, respectively.

	September 30,	December 31,
	2014	2013
	(Unaudited)
Former Welding Stockholders	$218,000	$732,000
Less: Current Portion	(218,000)	(691,000)
Total long-term portion	$-	$41,000

The Note and payment terms have been adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of WMI making the new balance of the note $2,397,967.  Payments on the note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full, which is estimated to be in January 2015.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At September 30, 2014 and December 31, 2013, the balance owed under the note was $218,000 and $732,000, respectively.

Interest expense related to the note payable to the former stockholders of WMI was $6,000 and $17,000 for the three months ended September 30, 2014 and 2013, respectively, and $27,000 and $61,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The balance owed on the Junior Subordinated Notes at September 30, 2014 was $0 and at December 31, 2013 amounted to $1,000,000.  Interest expense on the Junior Subordinated Notes amounted to $0 and $30,000 for the three months ended September 30, 2014 and 2013, respectively and $61,000 and $90,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 8. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the nine months ended September 30, 2014, the Company issued 4,439 shares of its common stock pursuant to the cashless exercise of Warrants and 9,426 share of its common stock pursuant to the cashless exercise of Stock Options.

           On April 1, 2014, in connection with the acquisition of Woodbine, the Company issued 30,000 shares of its common stock to the former stockholders of Woodbine.

On June 3, 2014, in connection with its Registered Direct Offering (“the Offering”), the Company issued 1,170,000 shares of its common stock.  These securities were offered pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File NO. 333-191748), which was declared effective by the Securities and Exchange Commission on December 11, 2013.  Taglich Brothers acted as the exclusive placement agent for the Offering (see Note 10). The gross proceeds of the offering were $10,530,000 comprised of $9,530,000 in cash and $1,000,000 in the conversion of our Junior Subordinated Notes (see Note 7).  The Company paid to Taglich Brothers a commission of approximately $842,000 and warrants to purchase up to 46,800 shares of common stock at a per share price of $11.25. Additionally, the Company paid legal fees on behalf of Taglich Brothers in the amount of $75,000 and paid a qualified independent underwriter approximately $50,000 for their services.  The Company netted cash of approximately $8,562,000 from the Offering.  A portion of these funds were used to finance the acquisition of Eur-Pac Corporation (see Note 2).

On June 4, 2014, in connection with the acquisition of Eur-Pac, the Company issued 20,000 shares of its common stock to the former stockholders of Eur-Pac.

Dividends

On October 10, 2014, the Board of Directors approved and the Company announced a quarterly dividend of $0.15 per common share paid on November 3, 2014 to all shareholders of record as of the close of business on October 20, 2014.  The approximate amount of the dividend was $1,065,000.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.125 per common share paid on January 24, 2014 to all shareholders of record as of the close of business on January 9, 2014. The approximate amount of the dividend was $734,000.

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

Note 9. INCOME TAXES

The provision for income taxes as at September 30, are set forth below:

	2014	2013
	(Unaudited)	(Unaudited)
Current
Federal	$1,061,000	$922,000
State	18,000	277,000
Prior year (over) under accruals
Federal	10,000	(206,000)
State	(290,000)	(244,000)
Total Expense	799,000	749,000

Deferred Tax Benefit	(1,021,000)	(1,625,000)

Net Benefit for Income Taxes	$(222,000)	$(876,000)

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of September 30, 2014 and December 31, 2013 are set forth below:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Deferred tax assets:
Current:
Bad debts	434,000	313,000
Inventory - 263A adjustment	867,000	729,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax	$1,310,000	$1,051,000

Non- Current:
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	526,000	521,000
Capitalized engineering costs	528,000	503,000
Deferred rent	475,000	453,000
Amortization - NTW Transaction	597,000	475,000
Lease Impairment	29,000	51,000
Deferred gain on sale of real estate	183,000	194,000
Total non-current deferred tax assets before valuation allowance	3,430,000	3,289,000
Valuation allowance	(1,092,000)	(1,092,000)
Total non-current deferred tax assets after valuation allowance	2,338,000	2,197,000

Deferred tax liabilities:
Property and equipment	(922,000)	(1,497,000)
Goodwill - NTW Transaction	(10,000)	(7,000)
Amortization - Welding Transaction	(458,000)	(508,000)
Total Deferred Tax Liability	(1,390,000)	(2,012,000)

Net non-current deferred tax assets	$948,000	$185,000

During the year ended December 31, 2013, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards.  This was based upon the fact that management believed that the net deferred tax assets were more likely than not to be realized.  The valuation allowance at both September 30, 2014 and December 31, 2013 was $1,092,000.

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

The Company is operating in four segments. AIM manufactures components and subassemblies for the defense and aerospace industry.  NTW manufactures aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. WMI provides specialty welding services and metal fabrications to the defense and commercial aerospace industry and the results of Woodbine are included within the WMI segment beginning on April 1, 2014, the date it was acquired.  Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. The results of Eur-Pac are included from its date of acquisition. The results of ECC are included within Eur-Pac as of September 1, 2014, the date it was acquired. While each of these segments service the same industries and a similar customer base, we evaluate the performance of each segment separately in deciding how to allocate resources and in assessing profitability.

Beginning on January 1, 2013, the Company began to allocate all of the corporate selling and general and administrative costs of AIRI to three of its subsidiaries. For both 2014 and 2013, these are allocated 50% to AIM and 25% to each of WMI and NTW.  There was no corporate allocation made to Eur-Pac during 2014.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the three months ended September 30, 2014 and 2013 are as follows:

Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$9,678,000	$9,863,000
Gross Profit	1,744,000	1,926,000
Pre Tax Income	723,000	949,000
Assets	20,952,000	25,336,000

WMI
Net Sales	3,339,000	3,800,000
Gross Profit	815,000	953,000
Pre Tax Loss	(352,000)	(126,000)
Assets	18,386,000	10,334,000

NTW
Net Sales	731,000	2,389,000
Gross Profit	284,000	864,000
Pre Tax (Loss) Income	(503,000)	25,000
Assets	11,970,000	13,005,000

EPC
Net Sales	1,406,000	-
Gross Profit	714,000	-
Pre Tax Income	492,000	-
Assets	2,858,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(61,000)	(109,000)
Assets	15,772,000	9,964,000

Consolidated
Net Sales	15,154,000	16,052,000
Gross Profit	3,557,000	3,743,000
Pre Tax Income	299,000	739,000
Benefit From Income Taxes	(81,000)	(1,795,000)
Net Income	380,000	2,534,000
Elimination of Assets	(10,822,000)	(4,852,000)
Assets	59,116,000	53,787,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company's operating segments for the nine months ended September 30, 2014 and 2013 are as follows:

Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
AIM
Net Sales	$23,944,000	$25,528,000
Gross Profit	4,315,000	4,986,000
Pre Tax Income	1,208,000	2,037,000
Assets	20,952,000	25,336,000

WMI
Net Sales	10,414,000	10,246,000
Gross Profit	2,758,000	2,694,000
Pre Tax Loss	(886,000)	(131,000)
Assets	18,386,000	10,334,000

NTW
Net Sales	7,926,000	9,242,000
Gross Profit	3,025,000	3,340,000
Pre Tax Income	441,000	746,000
Assets	11,970,000	13,005,000

EPC
Net Sales	1,683,000	-
Gross Profit	857,000	-
Pre Tax Income	587,000	-
Assets	2,858,000	-

Corporate
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(235,000)	(489,000)
Assets	15,772,000	9,964,000

Consolidated
Net Sales	43,967,000	45,016,000
Gross Profit	10,955,000	11,020,000
Pre Tax Income	1,115,000	2,163,000
Benefit From Income Taxes	(222,000)	(876,000)
Net Income	1,337,000	3,039,000
Elimination of Assets	(10,822,000)	(4,852,000)
Assets	59,116,000	53,787,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risks identified in our Form 10-K for the year ended December 31, 2013, which was filed on March 25, 2014, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

As a result of recent acquisitions, we specialize in the production of electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

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

Since July 2013 we have acquired several businesses:

•	On July 1, 2013 we acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition. These operations have been absorbed into Welding Metallurgy, Inc. (“WMI”).

•	On November 6, 2013, we acquired 100% of the stock of Miller Stuart Inc., (“MSI”). MSI continues to operate as an independent business unit and its results are reported in the WMI segment.

•	On April 1, 2014, we acquired 100% of the stock of Woodbine Products, Inc. ("WPI"). We are incorporating the operations of WPI into WMI.

•	On June 1, 2014, we acquired 100% of the stock of Eur-Pac Corporation (“EPC”) of Waterbury, Connecticut. For the immediate future EPC will continue to operate as an independent business unit.

•	On September 1, 2014 we acquired 100% of the stock of Electronic Connection Corporation (“ECC”) of Bloomfield, CT. We are now in the process of incorporating the operations of ECC into EPC.

•	On October 1, 2014 we acquired 100% of the stock of AMK Technical Services (“AMK”) of South Windsor; CT. AMK will be operated as an independent business unit.

During the third quarter of 2014, we had five operating subsidiaries – Air Industries Machining Corp. (“AIM”), WMI, Nassau Tool Works, Inc. (“NTW”), MSI and EPC, including ECC since September 1, 2014, which we divide into four operating segments.

AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 40 years.

WMI has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979.  Decimal, now part of WMI, was founded in 1968 and its principal business is the fabrication of welded and brazed chassis structures housing electronics, radars and avionics  for the aerospace industry. WPI, now part of WMI, was founded in 1954 and its principal business is the fabrication of precision sheet metal assemblies for the aerospace industry.

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

EPC was founded in 1947 and specializes in military packaging and supplies all branches of the United States Defense Department with ordnance parts and kits, hose assemblies, hydraulic, mechanical and electrical assemblies. ECC, now part of EPC, was founded in 1989 and specializes in wire harnesses and leads for the aerospace and other industries.

AMK Technical Services has been a provider of welding services  to the Aerospace industry since 1964. For more than ten years it was owned by Dynamic Materials Corporation (DMC) and was part of what once was an aerospace group of companies owned by DMC.  With the divestiture of AMK, Dynamic Materials has exited the aerospace business. AMK’s business is concentrated with aircraft jet engine and ground turbine manufacturers. The acquisition of AMK by Air Industries is the first of what we hope to be a number of acquisitions in the engine segment of the aerospace industry.

The aerospace market is highly competitive in both the defense and commercial sectors and we face intense competition in all areas of our business.  Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process.  As the commercial aerospace and defense industries continue to consolidate and major contractors seek to streamline supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class service but also by increasing our ability to produce more complex and complete assemblies for our customers

Our ability to operate profitably is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely basis at costs that enable us to generate a profit based upon the agreed upon contract price.  Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time.  Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors.  The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products.  The cost of materials used in the aerospace industry is highly volatile.  In addition, the market for the skilled labor we require to operate our plants is highly competitive.  The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice.  Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold.

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacement spare parts for aircraft already in the fleet of the armed services, or for the production of new aircraft. Reductions to the Defense Department budget have reduced the demand for both production and replacement spares. This has reduced our sales. The impact has been felt most severely at AIM and NTW and, to a lesser degree, at our other subsidiaries. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market.  We were awarded a multi-year contract by a leading aerostructures manufacturer to provide Nacelle thrust struts.  The contract is valued at $39 million and these components will be used in a new geared turbofan jet engine manufactured by one of the world’s leading providers of aircraft engines.  This engine is also expected to be used on several new commercial jetliners. Based on projections of sales from our customers, we expect that the majority of revenue from this contract will be in calendar 2016 and beyond.

Results of Operations

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2014 and September 30, 2013.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the three and nine months ended September 30, 2014, we had four operating segments, AIM, WMI (including MSI and WPI) NTW, and EPC and separately reported our corporate overhead.  For the three and nine months ended September 30, 2013, we had three operating segments, AIM, WMI (not including MSI and WPI) and NTW and separately reported our corporate overhead.  The results of operations of Decimal, MSI, WPI, EPC and ECC have been reflected within our financial reports since the dates of their acquisition, July 1, 2013, November 6, 2013, April 1, 2014, June 1, 2014, and September 1, 2014 respectively.

Results of Operations

Three months ended September 30, 2014 and 2013:

Selected Financial Information:

Statement of Operations Data (Unaudited)

	2014	2013
Net sales	$15,154,000	$16,052,000
Cost of sales	11,597,000	12,309,000
Gross profit	3,557,000	3,743,000
Operating and interest costs	3,257,000	2,993,000
Other income (expense) net	(1,000)	(11,000)
Income taxes (Benefit)	(81,000)	(1,795,000)
Net Income	$380,000	$2,534,000

Balance Sheet Data
	September 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$1,568,000	$561,000
Working capital	19,330,000	12,531,000
Total assets	59,116,000	50,172,000
Total stockholders' equity	31,057,000	21,613,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Three Months Ended September 30,

		2014	2013
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$9,678,000	$9,863,000
	Gross Profit	1,744,000	1,926,000
	Pre Tax Income	723,000	949,000
	Assets	20,952,000	25,336,000

WMI
	Net Sales	3,339,000	3,800,000
	Gross Profit	815,000	953,000
	Pre Tax Loss	(352,000)	(126,000)
	Assets	18,386,000	10,334,000

NTW
	Net Sales	731,000	2,389,000
	Gross Profit	284,000	864,000
	Pre Tax (Loss) Income	(503,000)	25,000
	Assets	11,970,000	13,005,000

EPC
	Net Sales	1,406,000	-
	Gross Profit	714,000	-
	Pre Tax Income	492,000	-
	Assets	2,858,000	-

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(61,000)	(109,000)
	Assets	15,772,000	9,964,000

Consolidated
	Net Sales	15,154,000	16,052,000
	Gross Profit	3,557,000	3,743,000
	Pre Tax Income	299,000	739,000
	Benefit From Income Taxes	(81,000)	(1,795,000)
	Net Income	380,000	2,534,000
	Elimination of Assets	(10,822,000)	(4,852,000)
	Assets	59,116,000	53,787,000

Consolidated net sales from operations for the three months ended September 30, 2014 were approximately $15,154,000, a decrease of $(898,000) or (5.6%) compared with $16,052,000 for the three months ended September 30, 2013.

•
Net sales at AIM for the three months ended September 30, 2014 were $9,678,000, a decrease of approximately $(185,000) or (1.9%) compared with $9,863,000 for the three months ended September 30, 2013. The decrease in sales at AIM results from continuing low levels of defense spending and continued delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers and defective raw materials.  We had previously stated that our backlog indicated and we anticipated a stronger third quarter and this has been the case. We also anticipate a stronger fourth quarter compared with the fourth quarter of 2013.

•
Net sales at WMI for the three months ended September 30, 2014 were $3,339,000, a decrease of approximately $(461, 000) or (12.1%) compared with $3,800,000 for the three months ended September 30, 2013. Net sales at WMI for 2014 included sales of $363,000 from new acquisitions.  Of these sales, $99,000 related to MSI, which was acquired on November 6, 2013, and $264,000 related to WPI, which was acquired on April 1, 2014.

•
Net sales at NTW for the three months ended September 30, 2014 were $731,000, a decrease of $(1,658,000) or (69.4%) compared with net sales of $2,389,000 for the three months ended September 30, 2013. This decline was anticipated due to a delay in receiving expected orders for the US Navy relating to landing gear for F-18 aircraft.  We have begun to receive these orders and expect a return to higher sales in the fourth quarter of 2014 and through all of 2015.

•
Net sales at EPC were $1,406,000 for the three months ended September 30, 2014. EPC was acquired on June 1, 2014. Net sales at EPC included $ 97,000 in sales from ECC for the period September 1, to September 30, 2014.

As indicated in the table below, three customers represented 69.3% and 58.9%, respectively, of total net sales for the three months ended September 30, 2014 and 2013, respectively.

Customer	Percentage of Net Sales
	2014	2013
	(Unaudited)	(Unaudited)
Goodrich Landing Gear Systems	31.1	21.6
Sikorsky Aircraft	27.6	26.7
GKN Aerospace	10.6	**
Northrup Grumman Corporation	*	10.6

* Customer was less than 10% of net sales for the quarter ended September 30, 2014

** Customer was less than 10% of net sales for the quarter ended September 30, 2013

Gross Profit:

Air Industries Group calculates gross profit for each operating subsidiary using a gross profit percentage method, using the gross profit percentage for the prior year as the percentage for the subsequent year.  The gross profit percentage is different for each subsidiary. Consolidated gross profit will be disproportionately affected, positively or negatively, by increased or decreased sales among the subsidiaries. Consolidated gross profit from operations for the three months ended September 30, 2014 was $3,557,000, a decrease of approximately $(186,000) or (5%), compared to approximately $3,743,000 for the comparable period in 2013. For the three months ended September 30, 2014, gross profit as a percentage of sales was 23.5% and was comparable to the 23.3% for the prior year.

•
AIM: Gross profit from operations for the three months ended September 30, 2014 was $1,744,000, a decrease of approximately $(182,000) or (9.5%), compared to approximately $1,926,000 for the comparable period in 2013.

•
WMI: Gross profit from operations for the three months ended September 30, 2014 was $815,000, a decrease of approximately $(138,000) or (14.5%), compared to approximately $953,000 for the comparable period in 2013. For the three months ended September 30, 2014, the gross profit as a percentage of sales was 24.4% as compared to 25.1% for the prior year.  The products of WPI are generally sold at a higher gross profit margin than WMI’s traditional products, a lower gross profit at MSI partially offset the beneficial impact of WPI’s higher profit margins.

•
NTW: Gross profit from operations for the three months ended September 30, 2014 was $284,000, a decrease of approximately $(580,000) or (67.1%), compared to approximately $864,000 for the comparable period in 2013 due to the previously mentioned lower sales.

•	EPC: Gross profit from operations for the three months ended September 30, 2014 was $713,000. EPC was acquired on June 1, 2014, and from September 1, 2014, its results include those of ECC.

Selling, General & Administrative (“SG&A”): Consolidated SG&A costs for the three months ended September 30, 2014 totaled $2,997,000 an increase of $285,000 or 10.5% compared to $2,712,000 for the three months ended September 30, 2013. The acquisition of EPC on June1, 2014 and ECC on September 1, 2014 increased SG&A costs by approximately $221,000 and accounted for approximately 78% of the increase. The principal components of SG&A costs were:

•	AIM: SG&A costs for the three months ended September 30, 2014 totaled approximately $850,000, an increase of $27,000 or 3.3% compared to $823,000 for the comparable period 2013.

•
WMI: SG&A costs for the three months ended September 30, 2014 totaled approximately $1,137,000, an increase of $86,000 or approximately 8.2% compared to $1,051,000 for the comparable period in 2013. The increase in SG&A costs at WMI reflects the additions of the operations of Decimal, MSI and WPI and the costs  expected as a result of the effort to consolidate their operations into WMI.   Once we fully integrate all of these operations into one cohesive operating unit, we anticipate a reduction of these costs.

•	NTW: SG&A costs totaled approximately $788,000 for the three months ended September 30, 2014, a decrease of $(51,000) or approximately (6.1%) compared to $839,000 for the comparable period in 2013.

•	EPC: SG&A costs, including those of ECC from September 1, 2014, the date it was acquired, totaled $221,000.

Interest and Financing Costs; Income Taxes and Net Income:

Interest and financing costs were approximately $260,000 for the three months ended September 30, 2014, a decrease of approximately $(21,000) or (7.5%) as compared to $281,000 for the comparable period in 2013.  Interest expense decreased primarily as a result of lower loan balances and, to a lesser degree, lower interest rates.

Income taxes were a benefit of approximately $(81,000) for the three months ended September 30, 2014 and a benefit of $(1,795,000) for the three months ended September 30, 2013. The income tax benefit in 2013 was the result of the Company determining that it no longer needed to provide a valuation allowance on certain deferred tax assets.  This was based upon the fact that management believed that due to the sustained profitability of the Company and the probability that such profitability would continue, the net deferred tax assets was more likely than not to be realized.

Net income for the three months ended September 30, 2014 was $380,000, and declined by $(2,154,000) (85%) compared to net income of $2,534,000 for the comparable period in 2013.

Nine months ended September 30, 2014 and 2013:

Selected Financial Information:

Statement of Operations Data (Unaudited)

	2014	2013
Net sales	$43,967,000	$45,016,000
Cost of sales	33,012,000	33,996,000
Gross profit	10,955,000	11,020,000
Operating and interest costs	9,776,000	8,760,000
Other income (expense) net	(64,000)	(97,000)
Income taxes (Benefit)	(222,000)	(876,000)
Net Income	$1,337,000	$3,039,000

Balance Sheet Data
	September 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$1,568,000	$561,000
Working capital	19,330,000	12,531,000
Total assets	59,116,000	50,172,000
Total stockholders' equity	31,057,000	21,613,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

Nine Months Ended September 30,

		2014	2013
		(Unaudited)	(Unaudited)
AIM
	Net Sales	$23,944,000	$25,528,000
	Gross Profit	4,315,000	4,986,000
	Pre Tax Income	1,208,000	2,037,000
	Assets	20,952,000	25,336,000

WMI
	Net Sales	10,414,000	10,246,000
	Gross Profit	2,758,000	2,694,000
	Pre Tax Loss	(886,000)	(131,000)
	Assets	18,386,000	10,334,000

NTW
	Net Sales	7,926,000	9,242,000
	Gross Profit	3,025,000	3,340,000
	Pre Tax Income	441,000	746,000
	Assets	11,970,000	13,005,000

EPC
	Net Sales	1,683,000	-
	Gross Profit	857,000	-
	Pre Tax Income	587,000	-
	Assets	2,858,000	-

Corporate
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(235,000)	(489,000)
	Assets	15,772,000	9,964,000

Consolidated
	Net Sales	43,967,000	45,016,000
	Gross Profit	10,955,000	11,020,000
	Pre Tax Income	1,115,000	2,163,000
	Benefit From Income Taxes	(222,000)	(876,000)
	Net Income	1,337,000	3,039,000
	Elimination of Assets	(10,822,000)	(4,852,000)
	Assets	59,116,000	53,787,000

Consolidated net sales from operations for the nine months ended September 30, 2014 were approximately $43,967,000, a decrease of $(1,049,000) or (2.3%) compared with $45,016,000 for the nine months ended September 30, 2013.

•
Net sales at AIM for the nine months ended September 30, 2014 were $23,944,000, a decrease of approximately $(1,584,000) or (6.2%) compared with $25,528,000 for the nine months ended September 30, 2013. The decrease in sales at AIM results from continuing low levels of defense spending and continued delays in manufacturing landing gear product for the Navy’s E2-D aircraft due to late shipments from various suppliers and defective raw materials.  We had previously stated that our backlog indicated and we anticipated a stronger third quarter and this has been the case. We are also anticipating a stronger fourth quarter compared with the fourth quarter of 2013.

•
Net sales at WMI for the nine months ended September 30, 2014 were $10,414,000, an increase of approximately $168,000 or 1.6% compared with $10,246,000 for the nine months ended September 30, 2013. Net sales at Welding for 2014 included sales of $1,001,000 from new acquisitions.  Of these new sales, $198,000 was attributable to MSI which was acquired in 2013 and $803,000 related to WPI which was acquired on April 1, 2014.

•
Net sales at NTW for the nine months ended September 30, 2014 were $7,926,000, a decrease of $(1,316,000) or (14.2%) compared with net sales of $9,242,000 for the nine months ended September 30, 2013.  This decline was anticipated due to a delay in receiving expected orders for the US Navy relating to landing gear for F-18 aircraft.  We have begun to receive these orders and expect a return to higher sales in the fourth quarter of 2014 and through all of 2015.

•
Net sales at EPC were $1,683,000 for the period June 1, 2014 (the date of acquisition of EPC) through  September 30, 2014. Net sales at EPC included $97,000 in sales from ECC for the period September 1, the date of acquisition of ECC, to September 30, 2014.

As indicated in the table below, two customers represented 48.8% of net sales and three customers represented 58.7% of sales for the nine months ended September 30, 2014 and 2013, respectively.

Customer	Percentage of Net Sales
	2014	2013
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	30.0	27.5
Goodrich Landing Gear Systems	18.8	19.1
United States Department of Defense	*	12.1

* Customer was less than 10% of net sales for the nine months ended September 30, 2014

Gross Profit:

Air Industries Group calculates gross profit for each operating subsidiary using a gross profit percentage method, using the gross profit percentage for the prior year as the percentage for the subsequent year.  The gross profit percentage is different for each subsidiary. Consolidated gross profit will be disproportionately affected, positively or negatively, by increased or decreased sales among the subsidiaries. Consolidated gross profit from operations for the nine months ended September 30, 2014 was $10,955,000, a decrease of approximately $(1,049,000) or (0.6%), compared to approximately $11,020,000 for the comparable period in 2013. For the nine months ended September 30, 2014, gross profit as a percentage of sales was 24.9% and was comparable to the 24.5% for the prior year.

•
AIM: Gross profit from operations for the nine months ended September 30, 2014 was $4,315,000 a decrease of approximately $(671,000) or (13.5%), compared to approximately $4,986,000 for the comparable period in 2013.

•
WMI: Gross profit from operations for the nine months ended September 30, 2014 was $2,758,000 an increase of approximately $(64,000) or (2.4%), compared to approximately $2,694,000 for the comparable period in 2013.  For the nine months ended September 30, 2014, the gross profit as a percentage of sales was 26.5% as compared to 26.3% for the prior year.  The products of WPI are generally sold at a higher gross profit margin than WMI’s traditional products, a lower gross profit at MSI partially offset  the beneficial impact of WPI’s higher profit margins.

•
NTW: Gross profit from operations for the nine months ended September 30, 2014 was $3,025,000, a decrease of approximately $(315,000) or (9.4%), compared to approximately $3,340,000 for the comparable period in 2013.

•	EPC: Gross profit from operations for the period June 1, 2014 through September 30, 2014 was $857,000. The results of EPC include those of ECC from the date it was acquired, September 1, 2014.

Selling, General & Administrative (“SG&A”):

Consolidated SG&A costs for the nine months ended September 30, 2014 totaled $8,909,000 and increased by $1,176,000 or 15.2% compared to $7,733,000 for the nine months ended September 30, 2013. An increase in SG&A costs at WMI, principally as a result of the Decimal, MSI, and WPI acquisitions, accounted for 71% of the increase and SG&A costs at EPC accounted for 23% of the increase.

The principal components of SG&A costs were:

•	AIM: SG&A costs for the nine months ended September 30, 2014 totaled approximately $2,488,000, an increase of $83,000 or 3.5% compared to $2,405,000 for the comparable period 2013.

•
WMI: SG&A costs for the nine months ended September 30, 2014 totaled approximately $3,567,000, an increase of $832,000 or approximately 30.4% compared to $2,735,000 for the comparable period in 2013. The increase in SG&A costs at WMI reflects the additions of the operations of Decimal, MSI and WPI and increases expected as a result of the effort to consolidate the operations of these businesses into WMI.   Once we fully integrate all of these operations into one cohesive operating unit, we anticipate a reduction of these costs.

•	NTW: SG&A costs totaled approximately $2,583,000 for the nine months ended September 30, 2014, a decrease of $11,000 or less than one-percent compared to $2,594,000 for the comparable period in 2013.

•	EPC: SG&A costs totaled $270,000 for the period June 1, 2014 through September 30, 2014. The results of EPC include those of ECC from the date it was acquired, September 1, 2014.

Interest and Financing Costs; Income Taxes and Net Income:

Interest and financing costs were approximately $867,000 for the nine months ended September 30, 2014, a decrease of approximately $(160,000) or (15.6%) as compared to $1,027,000 for the comparable period in 2013.  Interest expense decreased primarily as a result of lower loan balances and, to a lesser degree, lower interest rates.

Income taxes were a benefit of approximately $(222,000) for the nine months ended September 30, 2014 and a benefit of approximately $(876,000) for the nine months ended September 30, 2013.  The income tax benefit for 2014 resulted from a reversal of over accruals of income tax expense recorded in fiscal 2013 and the reduction of deferred tax liabilities primarily related to property and equipment.   The benefit in 2013 was the result of the Company determining that it no longer needed to provide a valuation allowance on certain deferred tax assets.  This was based upon the fact that management believed that due to the sustained profitability of the Company and the probability that such profitability would continue, the net deferred tax assets is more likely than not to be realized.

Net income for the nine months ended September 30, 2014 was $1,337,000, a decrease of $1,702,000 or (56%) compared to net income of $3,039,000 for the comparable period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow from PNC to support operations and acquisitions.  Substantially all of our assets are pledged as collateral under our existing loan agreements with PNC.  Our Company is required to maintain a lockbox account with PNC, into which substantially all of its cash receipts are paid.  If PNC were to cease lending, our Company would lack funds to continue its operations.

Our Loan Facility with PNC has been amended three times in 2014, most recently on October 1, 2014 in connection with the acquisition of AMK.  The Loan Facility now provides for maximum borrowings under a revolving loan of $23,000,000 (including an inventory sub-limit of $15,000,000) limited to the borrowing base as defined and two term loans, one, initially in the amount of $2,613,000,  and a second one, which was effective with the October 1st amendment, initially in the amount of $3,500,000.  The maturity date of the first term loan is November 30, 2016, and it is to be paid in thirty-one consecutive monthly principal installments, which commenced on the first business day of September 2014, and continue on the first business day of each month thereafter.  The first thirty of the installments shall be in the amount of $31,859, with a thirty-first and final payment of any unpaid balance of principal and interest on the last business day of November 2016. The maturity date of the second term loan is the first business day of November 2019, and it is to be paid in sixty consecutive monthly principal installments, which commence on the first business day of December 2014, and continue on the first business day of each month thereafter. The first fifty-nine of the installments shall be in the amount of $58,333, with a sixtieth and final payment of any unpaid principal and interest on the first business day of November 2019.

On April 1, 2014, we acquired, through WMI, all of the common stock of WPI for $2.4 million and 30,000 shares of the common stock of AIRI, valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment in the amount of approximately $165,000 was paid in September of 2014.

On September 1, 2014, we acquired all of the common stock of EPC for $1,625,000 and 20,000 shares of the common stock of AIRI, valued at $9.78 per share, which was the closing price on that date. Additionally, a working capital adjustment was due to the former stockholders of EPC in the amount of approximately $78,000 and was paid in August 2014.

On September 3, 2014, in connection with our Registered Direct Offering (“the Offering”), we issued 1,170,000 shares of our common stock pursuant to a “shelf” registration statement on Form S-3 (File NO. 333-191748), declared effective by the Securities and Exchange Commission on December 11, 2013.  Taglich Brothers, Inc. acted as the exclusive placement agent for the offering. The gross proceeds of the offering were $10,530,000, comprised of $9,530,000 in cash and $1,000,000 in the conversion of our Junior Subordinated Notes.  We paid Taglich Brothers a commission of approximately $842,000 and issued to it warrants to purchase up to 46,800 shares of common stock at a per share price of $11.25. Additionally, the Company paid legal fees on behalf of Taglich Brothers in the amount of $75,000 and paid a qualified independent underwriter approximately $50,000 for its services.  We netted cash of approximately $8,562,000 from the Offering.  The proceeds were used to acquire EPC, pay down debt, and applied to working capital.

On October 1, 2014, we acquired all of the common stock of AMK Technical Services, (“AMK”) for $6,953,000, subject to a working capital adjustment.  The acquisition was financed by a new term loan from PNC in the amount of $3,500,000, a mortgage on the property of AMK in the amount of $2,500,000 in favor of the sellers of AMK, with the remainder coming from our general working capital.

As of September 30, 2014, our debt for borrowed monies in the amount of $19,506,000 consisted of the revolving credit note due to PNC in the amount of $15,232,000, the term loans due to PNC in the amount of $2,517,000, and a note due the sellers of WMI in the aggregate amount of $218,000 and capitalized lease obligations of $1,539,000. This represents an increase of $2,010,000 in our debt for borrowed monies at December 31, 2013 of $17,496,000, when the revolving note due to PNC was $12,029,000, the term loan due to PNC was $1,948,000, the note due the sellers of WMI was $732,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $1,787,000. The increase in the amount outstanding under the revolving credit note principally reflects amounts borrowed to support our acquisitions and the increase in our inventory.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC.  These cash receipts are used to reduce our indebtedness under our Revolving Credit Note and are then borrowed according to a borrowing base to support our operations.

As of September 30, 2014, there is approximately $518,000 due to NTW Dissolution, the party from which we acquired the business now operated by NTW.  This amount relates to a working capital adjustment based on the net working capital of Nassau Tool Works as of June 20, 2012, the date of the acquisition as compared to the net working capital at December 31, 2011.  The $518,000 will be offset by $107,000 that is due to Air Industries Group for the payment of certain liabilities that were not assumed in the transaction.

Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. On January 24, 2014, we paid a dividend equal to $0.125 per share or $733,000 to all shareholders of record as of January 9, 2014.  On April 22, 2014, we paid a dividend equal to $0.15 per share or $885,000 to all shareholders of record as of April 15, 2014.  On July 10, 2014, we paid a dividend equal to $0.15 per share of $1,064,000 to all shareholders of record as of June 30, 2014 and on November 3, 2014, we paid a dividend equal to $0.15 per share or $1,065,000 to all shareholders of record as of October 20, 2014.  We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$(2,700)	$3,556
Investing activities	(5,102)	(920)
Financing activities	8,809	(2,355)
Net increase in cash and cash equivalents	$1,007	$281

Cash (Used In) Provided By Operating Activities

Cash (used in) provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the nine months ended September 30, 2014, our net cash used in operating activities of $2,700,000 was comprised of net income of $1,337,000 less $6,203,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $2,166,000.  Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1,680,000, amortization of capitalized engineering costs, intangibles and other items of $1,211,000, bad debt expense of $299,000 representing all amounts more than 120 days past due, and non-cash compensation of $25,000. These non-cash items were offset by $28,000 of deferred gain on the sale of real estate and $1,021,000 of deferred income taxes.  The increase in operating assets and liabilities consisted of a net increase in Operating Assets of $4,273,000 and a net decrease in Operating Liabilities of $1,930,000.  The increase in Operating Assets was comprised of an increase in accounts receivable of $119,000 due to the timing of shipments to and cash receipts from customers, an increase in inventory of $4,401,000, partially offset by a net decrease in prepaid expenses and other current assets of $247,000.  The net decrease in Operating Liabilities was comprised of decreases in accounts payable and accrued expenses of $795,000 due to the timing of the receipt and payment of invoices, a decrease in income taxes payable of $1,114,000 and decreases in customer deposits of $77,000, partially offset by an increase in deferred rent of of $56,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash portion of the cost of any business we might acquire. A description of capitalized engineering costs can be found below and in footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2013.

For the nine months ended September 30, 2014 cash used in investing activities was $5,102,000.  This was comprised of $4,471,000 for the acquisitions of WPI, EPC, and ECC, net of cash acquired, $247,000 for capitalized engineering costs and $385,000 for the purchase of property and equipment.

Cash Provided By (Used In) Financing Activities

Cash provided by (used in) financing activities consists of the net proceeds from the sale of our equity securities, dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and increases in and repayment of capital lease obligations and other notes payable.

For the nine months ended September 30, 2014 cash provided by financing activities was $8,809,000.  This was comprised of $8,562,000 in net proceeds from the offering of our common stock, additional borrowings of $1,328,000 under our term loan and $3,202,000 under our revolving credit facility, partially offset by repayments on our term loan of $759,000, repayments under our capital leases of $248,000, and $513,000 paid to the former shareholders of WMI; $2,683,000 used for dividends, deferred financing costs of $25,000 and $55,000 related to Lease Impairment.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014

AIR INDUSTRIES GROUP, INC.

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata
President and Chief Executive Officer