Form 10-K
period 2014-12-31
AIR INDUSTRIES GROUP
filed 2015-03-31
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2014

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 001-35927

AIR INDUSTRIES GROUP
(Name of small business issuer in its charter)

Nevada	80-0948413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Motor Parkway, Suite 100, Hauppauge, New York 11788
(Address of Principal Executive Offices)

(631) 881-4920
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

As of June 30, 2014, the aggregate market value of our common stock held by non-affiliates was $68,004,859, based on 6,267,729 shares of outstanding common stock held by non-affiliates, and a price of $10.85 per share, which was the last reported sale price of our common stock on the NYSE MKT on that date.

There were a total of 7,108,677 shares of the registrant’s common stock outstanding as of March 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP
FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

(ii)

PART I

ITEM 1. BUSINESS

Introduction

As used in this report, unless otherwise stated or the context requires otherwise, the "Company" and terms such as "we," "us" "our," and "AIRI" refer to Air Industries Group, a Nevada corporation, and its directly and indirectly wholly-owned subsidiaries: Air Industries Machining, Corp. ("AIM"), Welding Metallurgy, Inc. ("Welding Metallurgy" or “WMI”),  Nassau Tool Works, Inc. ("NTW"), Miller Stuart, Inc. (“MSI”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), and The Sterling Engineering Corporation (“Sterling”).

We are an aerospace and defense company.  We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, jet engines and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services.   Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Black Hawk and CH-47 Chinook helicopters, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2 Hawkeye, Boeing's 777, Airbus' 380 commercial airliners and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine sector makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

Air Industries Machining Corp. became a public company in 2005 when its net sales were approximately $30 million.  AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long term relationships with leading defense and aerospace manufacturers.  In June 2007, we changed our name to Air Industries Group, Inc. On August 30, 2013, we reincorporated as a Nevada corporation and changed our name to Air industries Group.  Since becoming public we have completed the following acquisitions of defense related businesses:

-	In August 2007, we acquired Welding Metallurgy, which has provided specialty welding services and metal fabrications to the defense and commercial aerospace industry since 1979;
-
In June 2012, we acquired the assets and ongoing operations of the predecessor of NTW, which was founded in 1959 and whose  principal business was the fabrication and assembly of  landing gear components and complete landing gear for F-16 and F-18 fighter aircraft for the US and foreign governments;

-
In July 2013, we acquired the assets and business of Decimal Industries, Inc. ("Decimal"). Decimal was founded in 1968 and its principal business is the fabrication of brazed and welded precision sheet metal assemblies for the aerospace industry;

-	In November 2013, we acquired MSI. MSI was founded in 1966 and specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards;
-	In April 2014, we acquired Woodbine. WPI was founded in 1954 and is a fabricator of precision sheet metal assemblies for aerospace applications;
-
In June 2014, we acquired Eur-Pac.  EPC was founded in 1947 and specializes in military packaging and supplies all branches of the United States Defense Department with ordnance parts and kits, hose assemblies, hydraulic, mechanical and electrical assemblies;

-	In September 2014, we acquired ECC. ECC was founded in 1989 and specializes in wire harnesses and leads for the aerospace and other industries;
-
In October 2014, we acquired AMK. AMK has been a provider of welding services to the aerospace industry since 1964. For more than ten years it was owned by Dynamic Materials Corporation and was part of what once was a group of aerospace companies owned by DMC;

-
Most recently, effective March 1, 2015, we acquired Sterling. Founded in 1941, Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers.

As a result of the foregoing acquisitions, our revenues in 2014, with a contribution of only $1,838,000 from AMK and with no contribution from Sterling (each of which had revenues for all of 2014 of $6,378,000 and $9,065,000, respectively), were $64,331,000.

We currently divide our operations into three operating segments:  Complex Machining, which consists of AIM and NTW; Aerostructures and Electronics, which consists of WMI, WPI, MSI, Eur-Pac and ECC; and beginning in 2014, Turbine Engine Components, which includes AMK and beginning March 2015, will include Sterling.  As our businesses continue to develop and evolve, and we acquire additional companies, we may deem it appropriate to reallocate our companies into different operating segments and, once we achieve sufficient integration among our businesses, report as a unified company

Our Market

We operate in both the military and, to a lesser degree, commercial aviation industries. Defense revenues represent a preponderance of our sales.  Our principal customers include Sikorsky Aircraft, Goodrich Landing Gear Systems, Northrup Grumman, the United States Department of Defense, GKN Aerospace, Lockheed, Boeing, Raytheon, Piper Aircraft, M7 Aerospace, Vought Aerospace, Ametek/Hughes-Treitler and Airbus.

Our products are incorporated into many aircraft platforms, the majority of which remain in production, and of which there are a substantial number of operating aircraft. We believe that we are the largest supplier of flight critical parts to Sikorsky’s Black Hawk helicopter. We also make products for the  CH-47 Chinook helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2 Hawkeye, Boeing's 777, Airbus' 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine Components segment makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

Many of our products are "flight critical" and essential to aircraft performance and safety on takeoff, during flight and when landing. These products require advanced certifications as a condition to being a supplier. For many of our products we are the sole or one of a limited number of sources of supply. Many of the parts we supply are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time of service or flight cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which is usually many years after production has stopped. In addition, as more fuel efficient engines are developed they will be substituted for engines currently in use.

The Department of Defense announced plans to significantly reduce spending beginning in Fiscal 2013.   In addition, on March 1, 2013, as a result of the continuing budget impasse, automatic government spending cuts termed the Sequester were implemented.  We believe that the fact that many of the products we supply are flight critical to aircraft currently in service may lessen the effect on our revenues of reductions in defense spending.  Nevertheless, it appears that our revenues, particularly those at AIM and NTW, have been impacted by a slowing of orders in anticipation of a reduction or shift in the mix of defense spending and there can be no assurance that our financial condition and results of operations will not be materially adversely impacted by reductions in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries, or the perception on the part of our customers that such changes are about to occur.  The President’s proposed budget for Fiscal 2016, beginning October 1, 2015, provides for an increase in defense spending.  Nevertheless, there can be no assurance that any such increase will increase demand for the products we supply or otherwise redound to our benefit.

Sales and Marketing

Our approach to sales and marketing can be best understood through the concept of customer alignment. The aerospace industry is dominated by a small number of large prime contractors and equipment manufacturers. These customers rely heavily upon subcontractors to supply quality parts meeting specifications on a timely and cost effective basis.  These customers and other customers we supply routinely rate their suppliers based on a variety of performance factors.  One of our principal goals is to be highly rated and thus relied upon by all of our customers.

The large prime contractors are increasingly seeking subcontractors who can supply and are qualified to integrate the fabrication of larger, more complex and more complete subassemblies. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects.  Successful positioning requires that we qualify to be a preferred supplier by achieving and maintaining independent third party quality approval certifications, specific customer quality system approvals and top supplier ratings through strong performance on existing contracts.  We believe that the various capabilities we have acquired through our acquisition program increase the likelihood we will qualify for and be awarded larger, more complex projects. As an example of our successful efforts to move up the supplier chain, WMI has grown from being a supplier of welding services to being a supplier of welding subassemblies and is now a product integrator, providing customers with complete structural assemblies.

As part of our effort to become a product integrator and increase our value to our customers, we have recruited the personnel to fabricate complete, fully-assembled products, and, more recently, design products.  In our marketing efforts we let customers know that we now have employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle, and customers have now engaged us for these services.

As we acquire new businesses, we often gain new or enhanced technical capabilities. We seek to exploit these new capabilities by introducing to our customer newly acquired products and capabilities we previously lacked.  Businesses we acquire often bring to us customers we have not previously supplied and we market to these customers the products and services they need which we historically provided.  This marketing effort has enabled us to grow some of the businesses we acquired and increased our value to our customers.  For example, the acquisition of NTW in 2012 expanded our capabilities in the “turning” of metal components. This enhanced capability was important in AIM winning a large multi-year commercial aerospace contract to supply Thrust Struts to a unit of UTAS for use in the Pratt & Whitney Geared Turbo Fan jet engine.

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. The long term business of each of our current operating segments generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase.   As our business base grows with targeted customers, we endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations.  Despite these efforts we estimate that a minority of our sales are based on negotiated prices.

Our Backlog

Our backlog is best understood by looking at our operating segments independently.

Within our Complex Machining and Turbine Engine Components segments, the production cycle of products can extend from several months to a year or longer. This gives rise to significant backlogs as customers must order product with sufficient lead time to ensure timely delivery. In contrast, the production cycle for a significant majority of the products produced in our aerospace and electronics segment is much shorter, a matter of several weeks or a few months. This shorter cycle allows customers to delay orders resulting in a much smaller backlog.

We have a number of long-term multi-year General Purchase Agreements or GPA’s with several of our customers. These agreements specify part numbers, specifications and prices of the covered products for a specified period, but do not authorize immediate production and shipment. Shipments are authorized periodically by the customer to fit their production schedule.

Our "firm backlog" includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 28, 2015, our 18-month "firm backlog" was approximately $95 million.

Competition

Winning a new contract is highly competitive. For the most part we manufacture to customer designs and specifications, and compete against companies that have similar manufacturing capabilities in a global marketplace. Consequently, the ability to obtain contracts requires providing quality products at competitive prices. To accomplish this requires that we strive for continuous improvement in our capabilities to assure our competitiveness and provide value to our customers. Our marketing strategy involves developing long-term ongoing working relationships with customers. These relationships enable us to develop entry barriers to would-be competitors by establishing and maintaining advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate. Despite these barriers to entry, many of our competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers. Among our competitors are; Monitor Aerospace, a division of Stellex Aerospace; Hydromil, a division of Triumph Aerospace Group; Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation.

Many of our competitors are larger enterprises or divisions of significantly larger companies having greater financial, physical and technical resources, and the capabilities to timelier respond under much larger contracts.

Raw Materials and Replacement Parts

The manufacturing process for certain products, particularly those for which we serve as product integrator, requires significant purchases of raw materials, hardware and subcontracted details. As a result, much of our success in profitably meeting customer demand for these products requires efficient and effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets. Most suppliers of raw materials are unwilling to commit to long-term contracts at fixed prices. This is a substantial risk as our strategy often involves long term fixed price commitments to our customers.

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

The consolidation of the prime contractors has caused a similar consolidation of suppliers. Major contractors seek to streamline and reduce the cost of managing supply chains by buying both larger quantities and more complete sub-assemblies from fewer suppliers. This has led to increased competitive pressure on many smaller firms. To survive in this environment, suppliers must invest in systems and infrastructures capable of interfacing with and meeting the needs of prime contractors. We have made the effort to do so since becoming a public company in 2005. Suppliers with $15-$100 million in annual sales, referred to as the “Tier III and IV Manufacturing Sector,” must become fully capable of working interactively in a computer aided three dimensional automated engineering environment and must have independent third party quality system certifications. We believe this industry trend will increase pressure on smaller aerospace/defense critical component manufacturers, the Tier III and IV suppliers, as the cost of upgrading their systems to achieve the level of connectivity necessary to work interactively with prime contractors, to the extent they have not already done so, will adversely impact their profit margins. Our acquisitions are part of our strategy to react to and benefit from this market environment.

We intend to increase our business through internal growth and accretive acquisitions.  Our ability to make acquisitions is dependent, in part, on our available cash and upon our ability to raise debt or equity as necessary to complete any acquisition.

Employees

As of March 1, 2015, we employed approximately 379 people. Of these, approximately 41 were in administration, 35 were in sales and procurement, and 303 were in manufacturing.

AIM is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the "Union") with which we believe we maintain good relations. The Agreement, dated January 1, 2012, expires December 31, 2015 and covers all of AIM's production personnel, of which there are approximately 112 people. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Services Worker's Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a "no-strike" clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

All of our employees are covered under a co-employment agreement with Insperity, Inc.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 ("RCRA") regulates the generation, transportation, treatment, storage and disposal of hazardous waste.  New York and Connecticut, the states where all of our production facilities are located, also have stringent laws and regulations governing the handling, storage and disposal of hazardous substances, counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

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

Government Contract Compliance

Our government contracts and those of many of our customers are subject to the procurement rules and regulations of the United States government, including the Federal Acquisition Regulations. Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed to the project. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

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

On March 1, 2013, the US Government imposed across the board spending reductions commonly referred to as “the Sequester”. These spending reductions included spending by the Department of Defense. During 2014, we experienced a reduction in sales at AIM and NTW that we believe is the result of a slowing of orders as a result of the Sequester and the resulting reduction or shift in the components of defense spending. We have also experienced slowdowns, albeit to a lesser degree, at WMI .

We depend on revenues from a few significant relationships, in particular with United Technology Corporation. Any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We expect that our customer concentration will not change significantly in the near future. We derive most of our revenues from a small number of customers. Two customers represented 47.3% and three customers represented 56.0% of total sales for the years ended December 31, 2014 and 2013, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers.  We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

        AIM derives most of its revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft and the McDonnell Douglas (Boeing) C-17 Globemaster. Boeing has announced that it will close its C-17 production line in 2015. NTW derives most of its revenues from the F-16 Falcon and the F-18 Hornet. These aircraft platforms constituted approximately 80% of the revenues of the operations of NTW during 2013 and 2014. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

Our Indebtedness may limit our ability to pay dividentds.

The terms of our Loan Facility with PNC requires that we maintain certain financial covenants and that we may pay a dividend only if after taking such dividend into effect we satisfy certain prescribed financial conditions. It is likely that any loan facility we might enter into in replace of the PNC Facility would contain similar provisions.

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

The number of shares of our common stock eligible for resale is enormous relative to the trading volume of our common stock. Any attempt to sell a substantial number of our shares will severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could eventually significantly depress the trading price of our common stock. Furthermore, we may sell additional shares of common stock if the Board deems it in our best interest.

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

Our 2013 Equity Incentive Plan allows for the issuance of up to 600,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. As of December 31, 2014, we had outstanding under the Plan options to purchase 528,247 shares. The committee administering the Plan, which has sole authority and discretion to grant options under the Plan, may grant options which become immediately exercisable in the event of a change in control of our company and in the event of certain mergers and reorganizations. The issuance of shares of our common stock, or the possible issuance of shares, under our stock option plan may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 360 Motor Parkway, Suite 100, Hauppauge, New York 11788.  We occupy our executive offices under a lease for approximately seven years until January 2022. The lease currently provides for an annual rental of $117,000 which changes by an agreed upon amount each anniversary of the commencement of the lease through January 20, 2022.

The operations of AIM are conducted on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet.

On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2014 was approximately $662,000 and increases by 3% each subsequent year. The lease grants AIM an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

The operations of WMI are conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which had an annual base rent of approximately $596,000 for 2014 and increases by an agreed upon amount each anniversary of the commencement of the lease through December 31, 2026.

The operations of NTW are conducted in a 60,000 square foot facility in West Babylon, New York. The space is occupied under a lease which provides for an annual base rent of $30,000 per month through October 30, 2018.

The operations of MSI are conducted in a 6,750 square foot facility in Hauppauge, New York. This space is occupied under a lease which provides for annual base rent of $4,200 per month through May 31, 2015.  We are currently negotiating an extension of the term of the lease to December 31, 2015. We are also evaluating moving the operations of MSI to one of our other locations.

Eur-Pac and ECC are located in a 16,000 square foot facility in Waterbury, Connecticut.  The space is occupied under a lease which has an annual base rent of approximately $115,000 and expires May 31, 2019.

The operations of AMK are conducted in a 33,850 square foot facility on a four  acre parcel in South Windsor, Connecticut, which we own.

The operations of Sterling are conducted in a 74,923 square foot facility on a 24  acre parcel in Barkhamsted, Connecticut, which we own.

In March 2015, the AMK property in South Windsor and the Sterling property in Barkhamsted were transferred to Air Industries Realty LLC, which is wholly owned by Air Industries Group.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock has been listed on the NYSE MKT since June 12, 2013 under the symbol “AIRI.” Prior to June 12, 2013, our common stock was quoted on OTC Bulletin Board under the symbol "AIRI.” Prior to February 11, 2013, our common stock was quoted on OTC Pink under the symbol “AIRI.PK.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common stock for the periods indicated as reported by YahooFinance.

	High	Low
Quarter Ended March 31, 2013	$7.27	$6.00
Quarter Ended June 30, 2013	$6.24	$5.97
Quarter Ended September 30, 2013	$7.91	$5.97
Quarter Ended December 31, 2013	$9.50	$7.61
Quarter Ended March 31, 2014	$9.64	$7.97
Quarter Ended June 30, 2014	$12.48	$9.50
Quarter Ended September 30, 2014	$11.00	$9.00
Quarter Ended December 31, 2014	$12.12	$9.80

Holders

On March 1, 2015, there were approximately 262 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

On both April 1, and July 5, 2013, we paid dividends of $0.0625 per share on our common stock. On both October 15, 2013 and January 9, 2014, we paid dividends of $0.125 per share on our common stock. On April 22, 2014, July 10, 2014 , November 3, 2014 and January 15, 2015 we paid dividends of $0.15 per share on our common stock. We intend to continue to pay a dividend each fiscal quarter. However all determinations relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Further, the payment of any cash dividends requires compliance with financial covenants of the loan agreement with our principal lender.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Eq Equity compensation plans approved by security holders	528,539	$8.98	71,753
EqE Equity compensation plans not approved by security holders	164,585	$7.85	None

Tot Total	693,124	$8.71	71,753

Recent Sales of Unregistered Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered securities during the fourth quarter of the fiscal year ended December 31, 2014.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2014.

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

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial sector is increasing.  We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, jet engines and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services. Our Turbine Engine Components sector makes components for jet engines and ground turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft.

AIM became a public company in 2005 when its net sales were approximately $30 million.  AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense related businesses which have enabled us to broaden the range of products and services beyond those which were provide by AIM. For example, where AIM was primarily a machining shop, as a result of acquisitions, we now have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

Since January 1, 2013 we have acquired the following businesses:

-	In July 2013 we acquired the assets and business of Decimal. Decimal’s principal business is the fabrication of brazed and welded precision sheet metal assemblies for the aerospace industry;
-	In November 2013, we acquired MSI. MSI specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards;
-	In April 2014 we acquired WPI. WPI is a fabricator of precision sheet metal assemblies for aerospace applications;
-
In June 2014 we acquired Eur-Pac.  EPC specializes in military packaging and supplies all branches of the United States Defense Department with ordnance parts and kits, hose assemblies, hydraulic, mechanical and electrical assemblies;

-	In September 2014 we acquired ECC. ECC specializes in wire harnesses and leads for the aerospace and other industries;
-	In October 2014 we acquired AMK. AMK has been a provider of welding services to the aerospace industry since 1964;
-	Most recently, effective March 1, 2015, we acquired Sterling. Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers.

As a result of the foregoing acquisitions, our revenues in 2014, with a contribution of only $1,838,000 from AMK and no contribution from Sterling (each of which had revenues for all of 2014 of $6,378,000 and $9,065,000, respectively), were $64,331,000.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services, or for the production of new aircraft. Reductions to the Defense Department budget have reduced the demand for both new production and replacement spares. This has reduced our sales, particularly in our complex machining segment. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market though we still remain dependent upon the military for an overwhelming portion of our revenues.

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

We currently divide our operations into three operating segments:  Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, MSI, Eur-Pac and ECC; and beginning in 2014, Turbine Engine Components which includes AMK and beginning March 2015, will include Sterling. As our businesses continue to develop and evolve, and we acquire additional companies, we may deem it appropriate to reallocate our companies into different operating segments and, once we achieve sufficient integration among our businesses, report as a unified company. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

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

Results of Operations

The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.  Acquisitions completed since January 1, 2013, are shown below:

Acquisitions	Date of Acquisition
Decimal Industries, Inc.	July 1. 2013
Miller Stuart, Inc.	November 6, 2013
Woodbine Products, Inc.	April 1, 2014
Eur-Pac Corporation	June 1, 2014
Electronic Connection Corporation	September 1, 2014
AMK Welding, Inc.	October 1, 2014
The Sterling Engineering Corporation	March 1, 2015

Years ended December 31, 2014 and 2013:

Selected Financial Information:

	2014	2013
Net sales	$64,331,000	$62,833,000
Cost of sales	50,233,000	47,598,000
Gross profit	14,098,000	15,235,000
Operating expenses, acquisition costs and interest costs	(13,658,000)	(11,962,000)
Other income (expense) net	(141,000)	296,000
Income taxes benefit	368,000	170,000
Net Income	$667,000	$3,739,000

Balance Sheet Data:

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$1,418,000	$561,000
Working capital	16,176,000	12,531,000
Total assets	65,920,000	50,172,000
Total stockholders' equity	$28,272,000	$21,613,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,

	2014	2013

COMPLEX MACHINING
Net Sales	$44,220,000	$49,203,000
Gross Profit	8,691,000	11,753,000
Pre Tax Income	1,074,000	4,273,000
Assets	60,409,000	33,207,000

AEROSTRUCTURES AND ELECTRONICS
Net Sales	18,273,000	13,630,000
Gross Profit	4,812,000	3,482,000
Pre Tax Loss	(554,000)	(203,000)
Assets	21,386,000	11,619,000

TURBINE ENGINE COMPONENTS
Net Sales	1,838,000	-
Gross Profit	595,000	-
Pre Tax Income	142,000	-
Assets	8,150,000	-

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(363,000)	(501,000)
Assets	20,066,000	9,647,000

CONSOLIDATED
Net Sales	64,331,000	62,833,000
Gross Profit	14,098,000	15,235,000
Pre Tax Income	299,000	3,569,000
Provision for Taxes	(368,000)	(170,000)
Net Income	667,000	3,739,000
Elimination of Assets	(44,091,000)	(4,301,000)
Assets	$65,920,000	$50,172,000

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2014 and 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For 2014, we had three operating segments: Complex Machining comprised of AIM and NTW; Aerostructures and Electronics comprised of WMI (including Decimal and Woodbine Products), Eur-Pac (including ECC) and MSI and Turbine Engine Components comprised of AMK. For 2013, we had two operating segments, Complex Machining and Aerostructures and Electronics. Our Turbine Engine Component segment started with our acquisition of AMK on October 1, 2014 and beginning in March 2015, will include our newly acquired subsidiary, Sterling. We also separately report our corporate overhead.

Net Sales:

Consolidated net sales for the year ended December 31, 2014 were approximately $64,331,000, an increase of $1,498,000, or 2.4%, compared with $62,833,000 for the year ended December 31, 2013. Net sales of our Complex Machining segment were approximately $44,220,000, a decline of $4,983,000, or (10.1%), from $49,203,000 in the prior year. The nature of the parts manufactured by our Complex Machining segment are such that they tend to be larger, more complex and higher priced than many of the parts supplied by our other segments.  For example,  the landing gear for an F-18 fight aircraft can cost approximately $2,200,000, consequently, even a slight decline in the number of parts sold can lead to a significant decline in revenues and gross profit. The decline in sales at our Complex Machining segment was due to delays and reductions in government procurement orders due to Sequestration. Net sales of our Aerostructures & Electronics segment were approximately $18,273,000 and increased by $4,643,000, or 34.1%, from $13,630,000 in the prior year. The increase in sales was entirely related to acquisitions completed during 2013 and 2014. Net sales in our Turbine Engine Components segment were $1,838,000 for the year ended December 31, 2014, reflecting the operations of AMK from October 1, 2014.

As indicated in the table below, two customers represented 47.3% and three customers represented 56.0% of total sales for the years ended December 31, 2014 and 2013, respectively.

Customer	Percentage of Sales
	2014	2013

Sikorsky Aircraft	26.8	27.7
Goodrich Landing Gear Systems	20.5	18.3
United States Department of Defense	*	10.0

* Customer was less than 10% of sales for the year ended December 31, 2014.
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

As indicated in the table below, three customers represented 50.4% and two customers represented 42.9% of gross accounts receivable at December 31, 2014 and 2013, respectively.

Customer	Percentage of Receivables
	December	December
	2014	2013
Goodrich Landing Gear Systems	29.0	20.1
Northrup Grumman Corporation	11.4	*
GKN Aerospace	10.0	22.8

* Customer was less than 10% of Gross Accounts Receivable at December 31, 2013.

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2014 was $14,098,000, a decrease of approximately $(1,137,000), or (7.5%), as compared to gross profit of $15,235,000 for the year ended December 31, 2013. Consolidated gross profit as a percentage of sales was 21.9% and 24.2% for the years ending December 31, 2014 and 2013, respectively. The decline in gross profit and gross margin percentage results primarily from a decline in both revenue and gross margin percentage within the Complex Machining sector which experienced a decline in sales and a change in the mix of sales as higher margin after-market sales accounted for most of the decline in sales.

Selling, General & Administrative (“SG&A”):

Consolidated SG&A costs for the year ended December 31, 2014 totaled approximately $12,363,000 and increased by $1,741,000, or 16.4%, compared to $10,622,000 for the year ended December 31, 2013. Approximately $1,390.000, or 91.2%, of the increase in SG&A costs relates to the acquisitions during the year of Woodbine on April 1, Eur-Pac on June 1, and AMK on October 1, 2014 and a full year of costs at MSI versus just two months in 2013.

Interest and financing costs remained relatively constant at approximately $1,295,000 for the year ended December 31, 2014 compared to $1,340,000 for the year ended December 31, 2013, a decrease of approximately $(45,000), or (3.4%).

The Company recognized an income tax benefit of approximately $368,000 for year ended December 31, 2014 compared to an income tax benefit of $170,000 for the year ended December 31, 2013.  The tax benefit in 2014 was primarily the result of the reversal of prior period deferred tax liabilities and the over accrual of 2013 income taxes. In 2013, the tax benefit was the result of the Company's determination that it no longer needed to provide a valuation allowance on certain deferred tax assets. This was based upon the fact that management believes that due to the sustained profitability of the Company and the probability that such profitability will continue, the net deferred tax assets is more like than not to be realized.

Net income for the year ended December 31, 2014 was $667,000, a decrease of $(3,072,000), or (82.2%), compared to net income of $3,739,000 for the year ended December 31, 2013, for the reasons discussed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow from PNC Bank N.A. ("PNC") to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our existing loan agreements with PNC. Our Company is required to maintain a lockbox account with PNC, into which substantially all of its cash receipts are paid.  If PNC were to cease lending, our Company would lack funds to continue its operations.

Our Loan Facility with PNC was amended four times in 2014 most recently on December 31, 2014 in connection with mortgage refinancing related to the acquisition of AMK. In March 2015, the Loan Facility was amended again in connection with the acquisition of Sterling.

The Loan Facility now provides for maximum borrowings under a revolving loan of $23,000,000 (including an inventory sub-limit of $15,000,000) limited to the borrowing base as defined and four term loans, Term Loan A, initially in the amount of $2,613,000,  a second, Term Loan B which was issued October 1st in connection with the acquisition of AMK, initially in the amount of $3,500,000, a third, Term Loan C which was issued December 31st to satisfy the seller note issued in connection with the acquisition of AMK, initially in the amount of $2,500,000 and the fourth, Term Loan D which was issued in March 2015 in connection with the acquisition of Sterling, initially in the amount of $3,500,000. The maturity date of Term Loan A is November 30, 2016, and it is to be paid in thirty-one consecutive monthly principal installments, which commenced on the first business day of September 2014, and continue on the first business day of each month thereafter. The first thirty of the installments shall be in the amount of $31,859, with a thirty-first and final payment of any unpaid balance of principal and interest on the last business day of November 2016. The maturity date of Term Loan B is the first business day of November 2019, and it is to be paid in sixty consecutive monthly principal installments, which commence on the first business day of December 2014, and continue on the first business day of each month thereafter. The first fifty-nine of the installments shall be in the amount of $58,333, with a sixtieth and final payment of any unpaid principal and interest on the first business day of November 2019. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commence on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722, with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. The maturity date of Term Loan D is November 30, 2016, and it is to be paid in twenty (20) consecutive monthly principal installments, the first nineteen (19) of which shall be in the amount of $62,847.22 commencing on the first business day of April, 2015, and continuing on the first business day of each month thereafter, with a twentieth (20th) and final payment of any unpaid balance of principal and interest payable on the last business day of November, 2016.

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

On September 1, 2014, we acquired all of the common stock of ECC for $209,000. We financed the acquisition of ECC out of our working capital.

On June 3, 2014, in connection with our Registered Direct Offering (“the Offering”), we issued 1,170,000 shares of our common stock pursuant to a “shelf” registration statement on Form S-3 (File NO. 333-191748), declared effective by the Securities and Exchange Commission on December 11, 2013.  Taglich Brothers, Inc. ("Taglich Brothers") acted as the exclusive placement agent for the Offering. The gross proceeds of the offering were $10,530,000, comprised of $9,530,000 in cash and $1,000,000 in the conversion of our Junior Subordinated Notes.  We paid Taglich Brothers a commission of approximately $842,000 and issued to it warrants to purchase up to 46,800 shares of common stock at a per share price of $11.25. Additionally, the Company paid legal fees on behalf of Taglich Brothers in the amount of $75,000 and paid a qualified independent underwriter approximately $50,000 for its services. We netted cash of approximately $8,562,000 from the Offering. The proceeds were used to acquire EPC, pay down debt, and applied to working capital.

On October 1, 2014, we acquired all of the common stock of AMK Technical Services, (“AMK”) for $6.9 million. The acquisition was financed by a new term loan (Term Loan B) from PNC in the amount of $3,500,000, a mortgage on the property of AMK in the amount of $2,500,000 in favor of the sellers of AMK, with the remainder coming from our general working capital.

As of December 31, 2014, our debt for borrowed monies in the amount of $27,721,000 consisted of the revolving credit note due to PNC in the amount of $17,672,000, the term loans due to PNC in the amount of $8,363,000, a note due the sellers of WMI in the aggregate amount of $41,000 and capitalized lease obligations of $1,645,000. This represents an increase of $10,225,000 in our debt for borrowed monies at December 31, 2013 of $17,496,000, when the revolving note due to PNC was $12,029,000, the term loan due to PNC was $1,948,000, the note due the sellers of WMI was $732,000, the principal of the outstanding Junior Subordinated Notes was $1,000,000 and capitalized lease obligations were $1,787,000. The increase in the amount outstanding under the revolving credit note and term loans principally reflects amounts borrowed to support our acquisitions and the increase in our inventory.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. On January 24, 2014, we paid a dividend equal to $0.125 per share or $733,000 to all shareholders of record as of January 9, 2014. On April 22, 2014, we paid a dividend equal to $0.15 per share or $885,000 to all shareholders of record as of April 15, 2014. On July 10, 2014, we paid a dividend equal to $0.15 per share or $1,064,000 to all shareholders of record as of June 30, 2014 and on November 3, 2014, we paid a dividend equal to $0.15 per share or $1,065,000 to all shareholders of record as of October 20, 2014. On January 15, 2015 we paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015.

We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Cash (used in) provided by
Operating activities	$(2,799)	$8,889
Investing activities	(9,663)	(1,118)
Financing activities	13,319	(7,700)
Net increase in cash and cash equivalents	$857	$71

Cash (Used In) Provided By Operating Activities

Cash (used in) provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the year ended December 31, 2014, our net cash used in operating activities of $2,799,000 was comprised of net income of $667,000 less $6,677,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $3,211,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $2,364,000, amortization of capitalized engineering costs, intangibles and other items of $1,587,000, bad debt expense of $299,000 representing all amounts more than 120 days past due, and non-cash compensation of $42,000. These non-cash items were offset by $38,000 of deferred gain on the sale of real estate and $1,043,000 of deferred income taxes. The decrease in operating assets and liabilities consisted of a net decrease in Operating Assets of $4,627,000 and a net decrease in Operating Liabilities of $2,050,000. The decrease in Operating Assets was comprised of a decrease in accounts receivable of $2,417,000 due to the timing of shipments to and cash receipts from customers, a decrease in inventory of $1,802,000, and a net decrease in prepaid expenses and other current assets of $408,000. The net decrease in Operating Liabilities was comprised of decreases in accounts payable and accrued expenses of $577,000 due to the timing of the receipt and payment of invoices, a decrease in income taxes payable of $1,425,000 and decreases in customer deposits of $93,000, partially offset by an increase in deferred rent of $45,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash payments for the businesses we  acquire. A description of capitalized engineering costs can be found below and in footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2014.

For the year ended December 31, 2014 cash used in investing activities was $9,663,000. This was comprised of $8,757,000 for the acquisitions of WPI, EPC, ECC, and AMK, net of cash acquired, $335,000 for capitalized engineering costs and $571,000 for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the net proceeds from the sale of our equity securities, dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and increases in and repayment of capital lease obligations and other notes payable.

For the year ended December 31, 2014, cash provided by financing activities was $13,319,000. This was comprised of $8,562,000 in net proceeds from the offering of our common stock, additional borrowings of $7,328,000 under our term loans and $3,142,000 under our revolving credit facility, partially offset by repayments on our term loans of $913,000, repayments under our capital leases of $143,000, and $691,000 paid to the former shareholders of WMI; $3,748,000 used for dividends, deferred financing costs of $151,000 and $67,000 related to lease impairment.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2014:

	Payment due by period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year*	years	years	5 years
Long term debt and capital leases	$27,956	$19,593	$5,105	$2,800	$458
Operating leases	18,930	1,931	3,746	3,337	9,916
Total	$46,886	$21,524	$8,851	$6,137	$10,374

* The revolving line of credit with our senior lender is classified as due in less than 1 year

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2014.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or market.

We generally purchase raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. We occasionally produce larger more complex products, such as landing gear, finished goods in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. We purchase supplies and materials useful in a variety of products as deemed necessary even though orders have not been received.  The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer Purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. The Company utilizes a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Freight out is included in operating expenses.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2014 and 2013.

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

In November 2014, the FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting” (ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our consolidated financial statements and disclosures.
In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of adopting  ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Accounting Officer (“CAO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, the CEO and CAO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of our Chief Executive Officer and our Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2014, our Chief Executive Officer and Chief Accounting Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting..

ITEM 9B. OTHER INFORMATION.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

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

3.1	Articles of Incorporation of Air Industries Group (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

3.2	Amended and Restated By-Laws of the Registrant.

4.1
Form of Warrant Agreement dated as of December 31, 2008 between the Registrant and Taglich Brothers, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 7, 2009).

4.2	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

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

10.16	Assignment and Assumption Agreement dated as of June 20, 2012 between the Registrant and NTW Operating Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10).

10.17	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10).

10.18	Subscription documents for purchase of common stock and conversion of junior subordinated notes into common stock. (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10).

10.19	Placement Agent Agreement dated as of May 21, 2012 between the Registrant and Taglich Brothers Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10).

10.20	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.21	Common Stock Purchase Agreement dated October 25, 2013 with Kimura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 29, 2013).

10.22	First Amendment to PNC Loan Agreement (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

10.23	Amended and Restated PNC Loan Agreement (incorporated by reference from Exhibit 10.23 to the Registrant's 2013 Form 10-K.)

10.24	Amended and Restated Revolving Credit Note issued under the PNC Loan Agreement (incorporated by reference from Exhibit 10.24 to the Registrant's 2013 Form 10-K.)

10.25	Second Amendment to Term Note issued under the PNC Loan Agreement (incorporated by reference from Exhibit 10.25 to the Registrant's 2013 Form 10-K.) .

10.26	Stock Purchase Agreement dated as of April 1, 2014 by and among WMI and the shareholders of Woodbine Products, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 2, 2014).

10.27	Third Amendment to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 2, 2014).

10.28	Form of Subscription Agreement, dated as of May 28, 2014(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.29	Placement Agent Agreement, dated as of May 28, 2014, between the Registrant and Taglich Brothers, Inc.(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.30	Stock Purchase Agreement dated as of June 4, 2014, by and among the Registrant and the shareholders of Eur-Pac Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2014).

10.31	Stock Purchase Agreement dated as of October 1, 2014, between the Registrant and Dynamic Materials Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed (October 2, 2014).

10.32	Promissory Note of Registrant payable to AMK Welding, Inc. (incorporated by reference to Exhibit 10.2 tothe Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.33	Mortgage and Security Agreement in favor of Dynamic Materials Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.34	Term Note (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.35	Capital Market Advisory Agreement dated as of January 1, 2014 between the Registrant and Taglich Brothers, Inc.

10.36	Agreement and Plan of Merger dated as of February 27, 2015, by and among the Registrant, SEC Acquisition Corp., The Sterling Engineering Corporation (“Old Sterling”) and the shareholders of Old Sterling (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2015).

10.37	Term Note in the principal amount of $3,500,000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.38	Open End Mortgage Deed and Security Agreement with respect to South Windsor, Connecticut premises (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.39	Collateral Assignment of Rents, Leases and Profits with respect to South Windsor, Connecticut premises (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.40	Open End Mortgage Deed and Security Agreement with respect to Barkhamsted, Connecticut premises (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.41	Collateral Assignment of Rents, Leases and Profits with respect to Barkhamsted, Connecticut premises (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.42	Offer Letter to Daniel R. Godin.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-144561) filed July 13, 2009 and declared effective July 27, 2009).

21.1	Subsidiaries.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (principal executive officer)

By:	/s/ James Sartori
James Sartori Chief Accounting Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2015 in the capacities indicated.

Signature	Capacity

/s/ Daniel R. Godin
Daniel R. Godin	President and CEO

/s/James Sartori
James Sartori	Chief Accounting Officer and Treasurer

/s/ Michael N. Taglich
Michael N. Taglich	Chairman of the Board

/s/ Seymour G. Siegel
Seymour G. Siegel	Director

/s/ Robert F. Taglich
Robert F. Taglich	Director

/s/ David J. Buonanno
David J. Buonanno	Director

/s/ Robert Schroeder
Robert Schroeder	Director

/s/ Michael Brand
Michael Brand	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Air Industries Group

We have audited the accompanying consolidated balance sheets of Air Industries Group and Subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 31, 2015

AIR INDUSTRIES GROUP
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$1,418,000	$561,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,566,000 and $783,000, respectively	11,916,000	8,584,000
Inventory	28,391,000	26,222,000
Deferred Tax Asset	1,421,000	1,051,000
Prepaid Expenses and Other Current Assets	875,000	510,000
Total Current Assets	44,021,000	36,928,000

Property and Equipment, Net	9,557,000	6,523,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $4,184,000 and $3,879,000, respectively	712,000	752,000
Deferred Financing Costs, Net, Deposit and Other Assets	825,000	605,000
Intangible Assets, Net	4,513,000	4,726,000
Deferred Tax Asset	858,000	185,000
Goodwill	5,434,000	453,000
TOTAL ASSETS	$65,920,000	$50,172,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$19,508,000	$14,969,000
Accounts Payable and Accrued Expenses	6,948,000	6,855,000
Lease Impairment - Current	56,000	71,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	158,000	251,000
Dividends Payable	1,066,000	717,000
Income Taxes Payable	71,000	1,496,000
Total Current Liabilities	27,845,000	24,397,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	8,213,000	2,527,000
Lease Impairment - Net of Current Portion	4,000	56,000
Deferred Gain on Sale - Net of Current Portion	409,000	447,000
Deferred Rent	1,177,000	1,132,000
TOTAL LIABILITIES	37,648,000	28,559,000

AIR INDUSTRIES GROUP
Consolidated Balance Sheets (Continued)

	December 31,	December 31,
	2014	2013
Commitments and Contingencies

Stockholders' Equity
Preferred Stock Par Value $.001 - Authorized 1,000,000 Shares, None Issued and Outstanding at December 31, 2014 and 2013	-	-
Common Stock - Par Value $.001 - Authorized 25,000,000 Shares, 7,108,677 and 5,844,093 Shares Issued and Outstanding as of December 31, 2014 and 2013, respectively	7,000	6,000
Additional Paid-In Capital	42,790,000	36,799,000
Accumulated Deficit	(14,525,000)	(15,192,000)
TOTAL STOCKHOLDERS' EQUITY	28,272,000	21,613,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,920,000	$50,172,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Income For the Years Ended December 31,

	2014	2013

Net Sales	$64,331,000	$62,833,000

Cost of Sales	50,233,000	47,598,000

Gross Profit	14,098,000	15,235,000

Operating Expenses	11,960,000	10,594,000

Acquisition Costs	403,000	28,000

Income from Operations	1,735,000	4,613,000

Interest and Financing Costs	(1,295,000)	(1,340,000)

Other (Expense) Income, Net	(141,000)	296,000

Income before Provision for Income Taxes	299,000	3,569,000

Benefit from Income Taxes	368,000	170,000

Net income	$667,000	$3,739,000

Income per share - basic	$0.10	$0.65
Income per share - diluted	$0.10	$0.63

Weighted average shares outstanding - basic	6,591,755	5,739,014
Weighted average shares outstanding - diluted	6,915,688	5,932,726

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2013	-	$-	5,711,093	$6,000	$37,913,000	$(18,931,000)	$18,988,000
Issuance of Shares For Private Placement	-	-	133,000	-	997,000	-	997,000
Dividends Paid	-	-	-	-	(1,432,000)	-	(1,432,000)
Dividends Payable	-	-	-	-	(717,000)	-	(717,000)
Stock Compensation Expense	-	-	-	-	38,000	-	38,000
Net Income	-	-	-	-	-	3,739,000	3,739,000
Balance, December 31, 2013	-	-	5,844,093	6,000	36,799,000	(15,192,000)	21,613,000
Issuance of Shares For Public Offering	-	-	1,170,000	1,000	9,561,000	-	9,562,000
Issuance of Shares For Acquisitions	-	-	50,000	-	485,000	-	485,000
Exercise of Options/Warrants	-	-	44,584	-	-	-	-
Dividends Paid	-	-	-	-	(3,031,000)	-	(3,031,000)
Dividends Payable	-	-	-	-	(1,066,000)	-	(1,066,000)
Stock Compensation Expense	-	-	-	-	42,000	-	42,000
Net Income	-	-	-	-	-	667,000	667,000
Balance, December 31, 2014	-	$-	7,108,677	$7,000	$42,790,000	$(14,525,000)	$28,272,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$667,000	$3,739,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation of property and equipment	2,364,000	1,709,000
Amortization of intangible assets	1,163,000	1,163,000
Amortization of capitalized engineering costs	375,000	430,000
Bad debt expense	299,000	394,000
Non-cash compensation expense	42,000	38,000
Amortization of deferred financing costs	49,000	69,000
Negative goodwill resulting from the bargain purchase acquisition	-	(361,000)
Gain on sale of real estate	(38,000)	(38,000)
Deferred income taxes	(1,043,000)	(1,236,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(2,417,000)	2,871,000
Inventory	(1,802,000)	440,000
Prepaid expenses and other current assets	(244,000)	35,000
Deposits	(46,000)	134,000
Other assets	(118,000)	20,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(577,000)	(892,000)
Deferred rent	45,000	75,000
Income taxes payable	(1,425,000)	48,000
Customer deposits	(93,000)	251,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,799,000)	8,889,000

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(8,930,000)	(457,000)
Cash acquired in acquisitions	173,000	7,000
Capitalized engineering costs	(335,000)	(380,000)
Purchase of property and equipment	(571,000)	(288,000)
NET CASH USED IN INVESTING ACTIVITIES	(9,663,000)	(1,118,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public issuance in 2014 and private placement in 2013	9,530,000	997,000
Costs to raise capital	(968,000)	-
Notes payable - sellers	(691,000)	(644,000)
Capital lease obligations	(143,000)	(996,000)
Note payable - revolver	3,142,000	(3,637,000)
Proceeds from note payable - term loans	7,328,000	-
Payments of note payable - term loans	(913,000)	(1,800,000)
Deferred financing costs	(151,000)	(102,000)
Payments related to lease impairment	(67,000)	(85,000)
Dividends paid	(3,748,000)	(1,433,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,319,000	(7,700,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	857,000	71,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	561,000	490,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,418,000	$561,000

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Year Ended December 31, (Continued)

	2014	2013

Supplemental cash flow information
Cash paid during the period for interest	$1,074,000	$1,188,000

Supplemental cash flow information
Cash paid during the period for income taxes	$2,494,000	$1,061,000

Supplemental schedule of non-cash investing and financing activities
Conversion of junior subordinated notes	$1,000,000	$-

Dividends payable	$1,066,000	$717,000

Purchase of substantially all assets of AMK Welding, Inc. and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$5,637,000	$-
Intangible assets, subject to amortization	950,000	-
Goodwill	651,000	-
Cash acquired	168,000
Liabilities assumed	(453,000)	-
Due to seller	(2,500,000)	-
Cash paid for acquisition	$4,453,000	$-

Purchase of stock of Woodbine Products, Inc.
Fair value of tangible assets acquired	$309,000	$-
Goodwill	2,565,000	-
Liabilities assumed	(19,000)	-
Common stock issued	(290,000)	-
Cash paid for acquisition	$2,565,000	$-

Purchase of stock of Eur-Pac Corporation
Fair value of tangible assets acquired	$412,000	$-
Goodwill	1,656,000	-
Liabilities assumed	(170,000)	-
Common stock issued	(195,000)	-
Cash paid for acquisition	$1,703,000	$-

Purchase of stock of Electronic Connection Corporation
Fair value of tangible assets acquired	$126,000	$-
Goodwill	109,000	-
Cash acquired	5,000
Liabilities assumed	(31,000)	-
Cash paid for acquisition	$209,000	$-

Purchase of certain assets of Decimal Industries, Inc.
Fair value of tangible assets acquired	$-	$975,000
Due to sellers of Decimal Industries, Inc.	-	(660,000)
Cash paid for acquisition	$-	$315,000

Purchase of stock of Miller Stuart, Inc
Fair value of tangible assets acquired	$-	$506,000
Cash acquired	-	7,000
Liabilities assumed	-	(10,000)
Negative goodwill resulting from the bargain purchase acquisition	-	(361,000)
Cash paid for acquisition	$-	$142,000

See Notes to Consolidated Financial Statements

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”) effective April 1, 2014, Eur-Pac Corporation (“Eur-Pac” or “EPC”) effective June 1, 2014, Electronic Connection Corporation (“ECC”), effective September 1, 2014, and AMK Welding, Inc. (“AMK”) effective October 1, 2014  (together, the “Company”).

Note 2. ACQUISITIONS

Decimal
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

The acquisition of Decimal was accounted for under FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price of the assets was $975,000, which included inventory of approximately $665,000 valued at a percentage of completion including anticipated profit on sale and certain fixed assets with an approximate value of $310,000. The purchase price was paid as follows: $315,000 in cash at closing with the balance payable in eight equal monthly installments without interest in the amount of $76,667 commencing in August 2013, with a final payment in the amount of $46,766. The two owners of Decimal have become employees of the Company and are under contract until June 2018. As part of the transaction, the facility of Decimal had been leased for 12 months until June 2014. The Company combined and relocated the operations of Decimal into WMI’s facility in Hauppauge. At December 31, 2013, $277,000 was owed to the sellers of Decimal and is included in accounts payable and accrued expenses on the consolidated balance sheet.

Miller Stuart
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

The acquisition of Miller Stuart was accounted for under ASC 805, and its results of operations have been included with WMI. The purchase price allocation is set forth below.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of tangible assets acquired (including cash acquired of $7,000)	$513,000
Liabilities assumed	(10,000)
Negative goodwill resulting from the bargain purchase acquisition	(361,000)
Total	$142,000

As a result of the acquisition, the Company recognized a non-cash bargain purchase gain of $361,000 which is included in other income (expense), net in the December 31, 2013 consolidated statement of income.

Woodbine
On April 1, 2014, the Company, through its wholly-owned subsidiary Welding, acquired all of the common stock of Woodbine for $2.4 million and 30,000 shares of the common stock of AIRI.  The common stock was valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment in the amount of $165,000 was paid to the former stockholders of Woodbine during June of 2014.  The Company financed the acquisition of Woodbine by increasing its borrowings on its existing revolving loan and term loan facilities (see Note 9).

Woodbine, founded in 1954,  is a long established manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Woodbine’s products and customers are very complementary to those of Decimal, the assets and business of which was acquired in July 2013 as described above.

The acquisition of Woodbine was accounted for under ASC 805.  The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$309,000
Goodwill	2,565,000
Liabilities assumed	(19,000)
Total	$2,855,000

Eur-Pac
On June 1, 2014, the Company acquired all of the common stock of Eur-Pac for $1.6 million and 20,000 shares of the common stock of AIRI.  The common stock was valued at $9.78 per share, which was the closing share price on that date. Additionally, a working capital adjustment in the amount of $78,000 was paid in August 2014.  The Company financed the acquisition of Eur-Pac with the proceeds of its Registered Direct Offering (see Note 11).

Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

The acquisition of Eur-Pac was accounted for under ASC 805.  The purchase price allocation is set forth below.

Fair Value of tangible assets acquired	$412,000
Goodwill	1,656,000
Liabilities assumed	(170,000)
Total	$1,898,000

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECC
On September 1, 2014, the Company through its wholly-owned subsidiary Eur-Pac, acquired all of the common stock of ECC for $209,000. The Company financed the acquisition from its regular working capital.

ECC is a manufacturer of stripped, terminated, bonded and tinned lead wires, used by a variety of contractors, manufacturers and OEMs.

The acquisition of ECC was accounted for under ASC 805.  The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$126,000
Goodwill	109,000
Cash acquired	5,000
Liabilities assumed	(31,000)
Total	$209,000

AMK
On October 1, 2014, the Company acquired all of the common stock of AMK, for $6.9 million.  At closing, the Company paid $4,453,000 and issued a Seller Note and Mortgage of $2,500,000.  The note bore interest at the rate of 5% per annum and interest and principal were due and payable on or before December 31, 2014.  The note was paid in 2014 from the proceeds from the issuance of Term Loan B and the mortgage released in January 2015 (see Note 9).

AMK is a long established provider of sophisticated welding and machining services for diversified aerospace and industrial customers.

The acquisition of AMK was accounted for under ASC 805.  The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$5,637,000
Intangible assets, subject to amortization	950,000
Goodwill	651,000
Cash acquired	168,000
Liabilities assumed	(453,000)
Total	$6,953,000

The below table sets forth selected financial information for the 2014 acquisitions for the period from the acquisition date through December 31, 2014.
	Woodbine	Eur-Pac	ECC	AMK
Net sales	$1,047,000	$2,756,000	$281,000	$1,838,000
Income from operations	$300,000	$637,000	$67,000	$359,000

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. AMK is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers.  The Company’s customers consist mainly of publically-traded companies in the aerospace industry.

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

The Company generally purchases raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. It occasionally produces larger more complex products, such as landing gear, in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. The Company purchases supplies and materials useful in a variety of products as deemed necessary even though orders have not been received.  The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. Even though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of the Company’s machines.  The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight-line basis over the estimated length of the contract, or if shorter, three years.

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2014 and 2013.

Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized using the effective interest method over the term of the related debt.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

The Company had approximately $772,000 or 1.2% of net sales that were billed but not shipped under such bill and hold arrangements as of December 31, 2014.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit and Concentration Risks

There were two customers that represented 47.3% of total sales, and three customers that represented 56.0% of total sales for the years ended December 31, 2014 and 2013, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2014	2013

1	26.8	27.7
2	20.5	18.3
3	*	10.0

* Customer was less than 10% of sales for the year ended December 31, 2014

There were three customers that represented 50.4% of gross accounts receivable and two customers that represented 42.9% of gross accounts receivable at December 31, 2014 and 2013, respectively.  This is set forth in the table below.

Customer	Percentage of Receivables
	December	December
	2014	2013
1	29.0	20.1
2	11.4	*
3	10.0	22.8

* Customer was less than 10% of Gross Accounts
Receivable at December 31, 2013

During the year, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

The Company has several key sole-source suppliers of various parts that are important for one or more of its products. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, its business could be severely harmed.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2014	2013

Weighted average shares outstanding used to compute basic earnings per share	6,591,755	5,739,014
Effect of dilutive stock options and warrants	323,933	193,712
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	6,915,688	5,932,726

The following securities have been excluded from the calculation as their exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2014	2013

Stock Options	22,888	24,548
Warrants	46,800	-
	69,688	24,548

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $5,434,000 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-PAC ($1,656,000), ECC ($109,000), and AMK ($651,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist. As discussed above, the Company adopted ASU 2011-08 and performed a qualitative assessment in the fourth quarter of 2014 to determine whether it was more likely than not that the fair value of each of Welding, including Woodbine, NTW, Eur-Pac, ECC, and AMK was less than its carrying amount.

The Company has determined that there has been no impairment of goodwill at December 31, 2014 and 2013.

Freight Out

Freight out is included in operating expenses and amounted to $98,000 and $64,000 for the years ended December 31, 2014 and 2013, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.0 billion in annual sales, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1.0 billion of non-convertible debt over a three year period. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an "emerging growth company" or (ii) affirmatively and irrevocably opts out of this extended transition period. The Company has elected to take advantage of the benefits of this extended transition period. Until the date that it is no longer an "emerging growth company" or affirmatively and irrevocably opts out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to its consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standard.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of Adopting ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain account balances in 2013 have been reclassified to conform to the current year presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing. The Company acquired by merger 100% of the stock of The Sterling Engineering Company of Barkhamsted, CT ("Sterling") as of March 1, 2015. The consideration for the merger was approximately $2,900,000 in cash and 425,000 shares of common stock. The cash consideration is subject to adjustment for working capital changes. The number of shares of common stock is subject to increase, but not to decrease, to the extent that the Volume Weighted Average Price of the common stock for the twenty-days following closing (March 2 to March 27, 2015) is less than $10.00 per share. The Company has also entered into employment and non-compete agreements for two and three year periods with three of the principals of Sterling.

Sterling founded in 1941 manufactures components for aircraft and ground turbine engines.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2014	2013

Accounts Receivable Gross	$13,482,000	$9,367,000
Allowance for Doubtful Accounts	(1,566,000)	(783,000)
Accounts Receivable Net	$11,916,000	$8,584,000

The allowance for doubtful accounts for the years ended December 31, 2014 and 2013 is as follows:

	Balance at	Charged to Costs	Deductions From	Balance at End of
	Beginning of Year	and Expenses	Reserves	Year
Year ended December 31, 2014
Allowance for Doubtful Accounts	$783,000	$816,000	$33,000	$1,566,000
Year ended December 31, 2013
Allowance for Doubtful Accounts	$705,000	$400,000	$322,000	$783,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2014	2013

Raw Materials	$7,168,000	$6,002,000
Work In Progress	14,886,000	15,665,000
Finished Goods	10,072,000	7,712,000
Progress Payments Received	(260,000)	(416,000)
Inventory Reserve	(3,475,000)	(2,741,000)
Total Inventory	$28,391,000	$26,222,000

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2014	2013

Land	$200,000	$-
Buildings and Improvements	1,680,000	-	31.5 years
Machinery and Equipment	12,514,000	6,251,000	5 - 8 years
Capital Lease Machinery and Equipment	1,800,000	5,261,000	5 - 8 years
Tools and Instruments	5,566,000	5,009,000	1.5 - 7 years
Automotive Equipment	162,000	59,000	5 years
Furniture and Fixtures	275,000	257,000	5 - 8 years
Leasehold Improvements	646,000	646,000	Term of Lease
Computers and Software	372,000	357,000	4-6 years
Total Property and Equipment	23,215,000	17,840,000
Less: Accumulated Depreciation	(13,658,000)	(11,317,000)
Property and Equipment, net	$9,557,000	$6,523,000

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $2,364,000 and $1,709,000, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	December 31,	December 31,
	2014	2013

Customer Relationships	$6,255,000	$5,815,000	5 to 14 years
Trade Names	1,280,000	770,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,260,000	7,310,000
Less: Accumulated Amortization	(3,747,000)	(2,584,000)
Intangible Assets, net	$4,513,000	$4,726,000

The expense for amortization of the intangibles for both of the years ended December 31, 2014 and 2013 was approximately $1,163,000.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization of intangibles is as follows:

For the year ending	Amount
December 31, 2015	$1,228,000
December 31, 2016	1,228,000
December 30, 2017	703,000
December 31, 2018	233,000
December 31, 2019	233,000
Thereafter	888,000
Total	$4,513,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property comprising its corporate headquarters in Bay Shore, New York (the "Property") for a purchase price of $6,200,000.  The Company accounted for the transaction under the provisions of FASB ASC 840-40, “Leases – Sale-Leaseback Transactions.”  The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty year lease at approximately $38,000 per year.  The gain is included in Other Income in the accompanying Consolidated Statement of Income. The unrecognized portion of the gain in the amount of $447,000 and $485,000 as of December 31, 2014 and 2013, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheet.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2014	2013

Revolving credit note payable to PNC Bank N.A. ("PNC")	$17,672,000	$12,029,000
Term loans, PNC	8,363,000	1,948,000
Capital lease obligations	1,645,000	1,787,000
Notes payable to sellers of WMI	41,000	732,000
Junior subordinated notes	-	1,000,000
Subtotal	27,721,000	17,496,000
Less: Current portion of notes and capital obligations	(19,508,000)	(14,969,000)
Notes payable and capital lease obligations, net of current portion	$8,213,000	$2,527,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Company entered into the latest amendment to the Loan Facility in December 2014 and paid an amendment fee of $25,000. The Loan Facility now provides for maximum borrowings of approximately  $32,000,000 consisting of the following at December 31, 2014:

(i)	a $23,000,000 revolving loan (includes inventory sub-limit of $15,000,000) and
(ii)	Three term loans (Term Loan A, Term Loan B, and Term Loan C).

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans. Prior to the amendment the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans. The revolving credit note had an interest rate of 4.0% and 5.50% per annum at December 31, 2014 and 2013, respectively, and an outstanding balance of $17,672,000 and $12,029,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. As such, the Company generally has no cash on hand. Cash shown on the balance sheet at any date reflects drawdowns against the revolving credit loan for disbursement checks written that have not yet been presented for payment. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The repayment terms of Term Loan A were amended in 2014.  On April 1, 2014, the Company borrowed an additional $1,328,000 to partially fund the acquisition of Woodbine.  The repayment terms of Term Loan A now consists of thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016.  Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At December 31, 2014 and 2013, the balance due under Term Loan A was $1,073,704 and $1,948,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine of which shall be in the amount of $58,333 commencing on the first business day of December 2014, and continuing on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. Term Loan B bears interest at the same rate as Term Loan A. The first interest payment was on the first business day of November 2014.  At December 31, 2014, the balance due under Term Loan B was $3,441,667.

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK.  The maturity date of the Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commence on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans.  At December 31, 2014, the balance due under Term Loan C was $2,500,000.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of both December 31, 2014 and 2013, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of December 31, 2014 the future minimum principal payments for the term loans are as follows:

For the year ending	Amount
December 31, 2015	$1,464,000
December 31, 2016	3,156,000
December 31, 2017	1,117,000
December 31, 2018	1,117,000
December 31, 2019	1,058,000
Thereafter	451,000
PNC Term Loans payable	8,363,000
Less: Current portion	(1,464,000)
Long-term portion	$6,899,000

Interest expense related to these credit facilities amounted to approximately $853,000 and $928,000 for the years ended December 31, 2014 and 2013, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen of which shall be in the amount of $62,847 commencing on the first business day of April 2015, and continuing on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.5%) with respect to LIBOR Rate Loans.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,645,000 and $1,787,000 as of December 31, 2014 and 2013, respectively, with various interest rates ranging from approximately 4% to 7%.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2015	$416,000
December 31, 2016	416,000
December 31, 2017	416,000
December 31, 2018	400,000
December 31, 2019	225,000
Thereafter	7,000
Total future minimum lease payments	1,880,000
Less: imputed interest	(235,000)
Less: current portion	(331,000)
Total Long Term Portion	$1,314,000

On July 1, 2013, coincident with the acquisition of Decimal, the Company satisfied approximately $454,000 of capital leases that had maturities of less than one year remaining. As a result of this satisfaction, PNC now has the first lien on the equipment that was previously leased under the capital leases.

Notes Payable - Sellers

As of December 31, 2014 and 2013, the balance owed to the sellers of Welding is:

	December 31,	December 31,
	2014	2013

Former Welding Stockholders	$41,000	$732,000
Less: Current Portion	(41,000)	(691,000)
Total long-term portion	$-	$41,000

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (“Note”) to the former stockholders of Welding. Our obligation under the Note is subordinate to our indebtedness to PNC.

The Note and payment terms were adjusted and/or amended several times.  On October 1, 2010, the Company entered into a letter agreement with the former stockholders of Welding.  It was agreed that all interest that had been accrued and not yet paid under prior arrangements would be capitalized into the principal balance of the Note, making the new balance of the Note $2,397,967.  Payments on the Note began on October 1, 2010.  It was further agreed that payments would be made according to the following schedule: equal monthly installments of $40,000 on the first business day of each month until December 31, 2011, followed by equal monthly installments of $60,000 on the first business day of each month commencing on January 1, 2012 and continuing until the entire principal amount of the obligation is paid in full.  Interest shall accrue at the rate of 7% per annum, and each payment will first apply to interest and then to principal.  At December 31, 2014 and 2013, the balance owed under the Note was $41,000 and $732,000, respectively. On January 5, 2015 the remaining balance of $41,000 was paid and the obligation was extinguished.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related the Note was $30,000 and $76,000 for the years ended December 31, 2014 and 2013, respectively.

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

The due dates of the remaining Junior Subordinated Notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC.  The Junior Subordinated Notes were satisfied in June 2014.

The balance owed on the Junior Subordinated Notes is $0 and $1,000,000 at December 31, 2014 and 2013, respectively.

Interest expense on the Junior Subordinated Notes amounted to $61,000 and $120,000 for the years ended December 31, 2014 and 2013, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2014	2013

Accounts Payable	$5,636,000	$5,142,000
Accrued Expenses	812,000	793,000
Other Payables	500,000	920,000
	$6,948,000	$6,855,000

Note 11. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended December 31, 2014, the Company issued 26,972 shares of its common stock pursuant to the cashless exercise of Warrants and 17,612 shares of its common stock pursuant to the cashless exercise of Stock Options.

On April 1, 2014, in connection with the acquisition of Woodbine, the Company issued 30,000 shares of its common stock to the former stockholders of Woodbine.

On June 3, 2014, in connection with its Registered Direct Offering (“the Offering”), the Company issued 1,170,000 shares of its common stock.  These securities were offered pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File NO. 333-191748), which was declared effective by the Securities and Exchange Commission on December 11, 2013.  Taglich Brothers acted as the exclusive placement agent for the Offering (see Note 16). The gross proceeds of the offering were $10,530,000 comprised of $9,530,000 in cash and $1,000,000 in the conversion of our Junior Subordinated Notes (see Note 9).  The Company paid to Taglich Brothers a commission of approximately $842,000 and warrants to purchase up to 46,800 shares of common stock at a per share price of $11.25. Additionally, the Company paid legal fees on behalf of Taglich Brothers in the amount of $75,000 and paid a qualified independent underwriter approximately $50,000 for their services.  The Company netted cash of approximately $8,562,000 from the Offering.  A portion of these funds were used to finance the acquisition of Eur-Pac Corporation (see Note 2).

On June 4, 2014, in connection with the acquisition of Eur-Pac, the Company issued 20,000 shares of its common stock to the former stockholders of Eur-Pac.

On October 28, 2013, the Company sold 133,000 shares of its common stock pursuant to a Common Stock Purchase Agreement for $7.50 a share for gross proceeds of $997,000.

Dividends

On March 11, 2013, the Board of Directors approved and the Company announced a quarterly dividend of $0.0625 per common share to be paid on April 1, 2013 to all shareholders of record as of the close of business on March 15, 2013. The approximate amount of the dividend was $359,000.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 19, 2014, the Board of Directors approved and the Company announced a quarterly dividend of $0.15 per common share paid on January 15, 2015 to all shareholders of record as of the close of business on January 2, 2015. The approximate amount of the dividend was $1,066,000.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the "Union").  The contract expires on December 31, 2015.

Medical benefits for union employees are provided through a policy with Insperity, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $242,000 and $247,000 for the years ended December 31, 2014 and 2013, respectively.

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

Others

All other Company employees, are covered under a co-employment agreement with Insperity.

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the "Plans"). Pursuant to the Plans, qualified employees may contribute a percentage of their pretax eligible compensation to the Plan. The Company does not match any contributions that employees may make to either Plan.

Note 13. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $2,270,000 and $1,978,000 for the years ended December 31, 2014 and 2013, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2014, the aggregate future minimum lease payments are as follows:

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ending	Plant Avenue Annual Rent	Fifth Street Annual Rent	Lamar Street Annual Rent	Motor Parkway AnnualRent	Porter Street Annual Rent	Old Willets Path Annual Rent	Total Rents
December 31, 2015	$633,000	$684,000	$360,000	$117,000	$115,000	$22,000	$1,931,000
December 31, 2016	615,000	704,000	360,000	103,000	115,000	-	1,897,000
December 31, 2017	543,000	725,000	360,000	106,000	115,000	-	1,849,000
December 31, 2018	559,000	747,000	300,000	110,000	115,000	-	1,831,000
December 31, 2019	576,000	769,000	-	113,000	48,000	-	1,506,000
Thereafter	3,865,000	5,832,000	-	219,000	-	-	9,916,000
Total Rents	$6,791,000	$9,461,000	$1,380,000	$768,000	$508,000	$22,000	$18,930,000

The leases provide for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying consolidated balance sheets.

One of the Company’s former subsidiaries was located in the Plant Avenue facility and following the discontinuance of its operations, a portion of the facility was vacant. The Company recorded a charge for $579,000 at December 31, 2009 representing the estimated discounted future cost of part of the Plant Avenue facility.

As of December 31, 2014, the estimated discounted future cost of the Plant Avenue lease that will be charged to expense for the year ending December 31, 2015 will be $56,000.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. INCOME TAXES

The provision for income taxes as at December 31, are set forth below:

	2014	2013

Current
Federal	$939,000	$1,135,000
State	16,000	339,000
Prior year overaccruals
Federal	10,000	(185,000)
State	(290,000)	(223,000)
Total Expense	675,000	1,066,000

Deferred Tax Benefit	(1,043,000)	(1,236,000)

Net Benefit from Income Taxes	$(368,000)	$(170,000)

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2014	2013

Federal Tax Rate	34%	34%
Effect of State Taxes	6%	6%
State Franchise Taxes	4%	1%
Permanent Differences	-12%	-3%
Prior Year Over Accrual and Others	-155%	-8%
Change in Valuation Allowance	0%	-35%
Total	-123%	-5%

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of December 31, are set forth below:

	December 31,	December 31,
	2014	2013

Deferred tax assets:
Current:
Bad debts	$650,000	$313,000
Inventory - 263A adjustment	762,000	729,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax asset before valuation allowance	1,421,000	1,051,000
Valuation Allowance	-	-
Total current deferred tax asset after valuation allowance	$1,421,000	$1,051,000

Non-Current
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	527,000	521,000
Capitalized engineering costs	522,000	503,000
Deferred rent	483,000	453,000
Amortization - NTW Transaction	663,000	475,000
Lease impairment	22,000	51,000
Deferred gain on sale of real estate	179,000	194,000
Total deferred tax assets before valuation allowance	3,488,000	3,289,000
Valuation allowance	(1,092,000)	(1,092,000)
Total deferred tax assets after valuation allowance	$2,396,000	$2,197,000

Deferred tax liabilities:
Property and equipment	$(1,082,000)	$(1,497,000)
Goodwill - NTW Transaction	(11,000)	(7,000)
Goodwill - AMK Transaction	(4,000)	-
Amortization - Welding Transaction	(441,000)	(508,000)
Total Deferred Tax Liability	(1,538,000)	(2,012,000)

Net deferred tax asset	$858,000	$185,000

During 2013, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards.  This was based upon the fact that management believes that the net deferred tax assets are more likely than not to be realized.  The valuation allowance at December 31, 2014 and 2013 amounted to $1,092,000.

The Company has a capital loss carry forward from the sale of Sigma Metals, Inc., a former subsidiary of the Company, of $2,719,000 which will expire in fiscal 2015.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2014 and 2013, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

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

During the years ended December 31, 2014 and 2013, the Board of Directors approved the issuance of 24,000 and 13,500 options, respectively, to the non-employee members of the Company’s Board of Directors. These options vested immediately.

On December 1, 2014, the Board of Directors approved the issuance of 120,000 options to the Company's chief executive officer. These options vest ratably over three years.

On October 1, 2013, the Board of Directors approved the issuance of 99,747 options to certain management employees. These options vest ratably over three years.

The Company recorded expenses of $42,000 and $38,000 in its consolidated statement of income for the years ended December 31, 2014 and 2013, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2014	2013
Risk-free interest rates	1.55% - 1.68%	0.71% - 1.75%
Expected life (in years)	5 - 7	5
Expected volatility	25%	25%
Dividend yield	5.6% - 6.1%	5.6%

Weighted-average grant date fair value per share	$1.10	$0.83

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected life is the number of years that the Company estimates, based upon history, that the options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. In addition to the inputs referenced above regarding the option pricing model, the Company adjusts the stock-based compensation expense for estimated forfeiture rates that are revised prospectively according to forfeiture experience. The stock volatility factor is based on the New York Stock Exchange ARCA Defense Index. The Company did not use the volatility rate for its common stock as the Company determined that its common stock is thinly traded.

A summary of the status of the Company's stock options as of December 31, 2014, and changes during the two years then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, December 31, 2012	327,338	$9.97
Granted during the period	113,247	6.85
Exercised during the period	(18,253)	4.50
Terminated/Expired during the period	-	-
Balance, December 31, 2013	422,332	9.34
Granted during the period	144,000	10.13
Exercised during the period	(33,133)	4.74
Terminated/Expired during the period	(4,660)	81.72
Balance, December 31, 2014	528,539	$8.98

Exercisable at December 31, 2014	396,627	$9.28

The following table summarizes information about stock options at December 31, 2014:

Range of Exercise Prices	Remaining Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - $5.00	246,168	.8 years	$4.39
$5.01 - $90.00	272,831	5.9 years	8.88
$90.01 - $100.00	3,000	. 8 years	90.00
$100.01 - $110.00	-	-	-
$110.01 - $170.00	3,216	.3 years	122.78
$170.01 - $200.00	3,325	.7 years	179.16
	528,539	3.4 years	$8.98

As of December 31, 2014, there was $175,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of three years.

The aggregate intrinsic value at December 31, 2014 was based on the Company's closing stock price of $10.52 was $2,177,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the-money options exercisable as of December 31, 2014 was 531,401.

The weighted average fair value of options granted during the years ended December 31, 2014 and 2013 was $1.10 and $0.83 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $178,191 and $61,350, respectively. The total fair value of shares vested during the years ended December 31, 2014 and 2013 was $51,828 and $19,806, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following tables summarize the Company's outstanding warrants as of December 31, 2014 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price
Balance, December 31, 2012	118,835	$6.38
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(250)	43.60
Balance, December 31, 2013	118,585	6.30
Granted during the period	56,800	10.80
Exercised during the period	(10,800)	6.30
Terminated/Expired during the period	-	-
Balance, December 31, 2014	164,585	$7.85

Exercisable at December 31, 2014	164,585	$7.85

The following table summarizes information about warrants at December 31, 2014:

Exercise Price	Warrants	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$6.30	107,785	2.5 years	$6.30
$8.72 - $11.25	56,800	4.4 years	$10.80
$6.30 - $11.25	164,585	3.2 years	$7.85

Note 16. RELATED PARTY TRANSACTIONS

Taglich Brothers is a corporation co-founded by two of the directors of the Company. In addition, a third director of the Company is a vice president of Taglich Brothers.

On January 1, 2014, we entered into a Capital Market Advisory Agreement with Taglich Brothers pursuant to which Taglich Brothers provides us, on a non-exclusive basis, business advisory services for a monthly fee of $7,000, a warrant to purchase 10,000 shares of our common stock at an exercise price of $8.72 per share, vesting quarterly over a one-year period and any reasonable out of pocket expenses.

As discussed above, in connection with our public offering of 1,170,000 shares of common stock completed on June 3, 2014, we paid Taglich Brothers, which acted as placement agent for the offering, $842,400, representing 8% of the gross proceeds of the offering as a sales commission, plus an additional $75,000 in reimbursement of expenses, including counsel fees. In addition, we granted Taglich Brothers placement agent warrants to purchase 46,800 shares of common stock, representing 4% of the shares sold in the offering as additional compensation. The Warrants are exercisable for cash or on a cashless basis at a per share exercise price equal to $11.25, commencing May 29, 2015 and expiring May 28, 2019.

Note 17. SEGMENT REPORTING

In accordance with FASB ASC 280, “Segment Reporting” ("ASC 280"), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company follows ASC 280, which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, MSI, Eur-Pac and ECC; and beginning in 2014, Turbine Engine Components which includes AMK and beginning March 2015 will include Sterling. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed. Operating costs that are not directly attributable to a particular segment are included in corporate. These costs include corporate costs such as legal, audit, tax and other professional fees including those related to being a public company.

		Year Ended December 31,
		2014	2013
COMPLEX MACHINING
	Net Sales	$44,220,000	$49,203,000
	Gross Profit	8,691,000	11,753,000
	Pre Tax Income	1,074,000	4,273,000
	Assets	60,409,000	33,207,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	18,273,000	13,630,000
	Gross Profit	4,812,000	3,482,000
	Pre Tax Loss	(554,000)	(203,000)
	Assets	21,386,000	11,619,000

TURBINE ENGINE COMPONENTS
	Net Sales	1,838,000	-
	Gross Profit	595,000	-
	Pre Tax Income	142,000	-
	Assets	8,150,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Loss	(363,000)	(501,000)
	Assets	20,066,000	9,647,000

CONSOLIDATED
	Net Sales	64,331,000	62,833,000
	Gross Profit	14,098,000	15,235,000
	Pre Tax Income	299,000	3,569,000
	Provision for Taxes	(368,000)	(170,000)
	Net Income	667,000	3,739,000
	Elimination of Assets	(44,091,000)	(4,301,000)
	Assets	$65,920,000	$50,172,000