Form 10-Q
period 2015-03-31
AIR INDUSTRIES GROUP
filed 2015-05-15
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of May 11, 2015, the registrant had outstanding 7,559,501 shares of common stock.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	29

SIGNATURES	30

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

Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

Index

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31 2015 (unaudited) and December 31, 2014	2

Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,458,000	$1,418,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,614,000 and $1,566,000, respectively	12,484,000	11,916,000
Inventory	31,498,000	28,391,000
Deferred Tax Asset	1,437,000	1,421,000
Prepaid Expenses and Other Current Assets	543,000	875,000
Total Current Assets	48,420,000	44,021,000

Property and Equipment, Net	14,693,000	9,557,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $4,331,000 and $4,184,000, respectively	785,000	712,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,223,000	825,000
Intangible Assets, Net	4,206,000	4,513,000
Deferred Tax Asset	1,089,000	858,000
Goodwill	7,397,000	5,434,000
TOTAL ASSETS	$77,813,000	$65,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$23,831,000	$19,508,000
Accounts Payable and Accrued Expenses	8,827,000	6,948,000
Lease Impairment - Current	40,000	56,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	190,000	158,000
Dividends Payable	1,125,000	1,066,000
Income Taxes Payable	105,000	71,000
Total Current Liabilities	34,156,000	27,845,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	10,598,000	8,213,000
Lease Impairment - Net of Current Portion	4,000	4,000
Deferred Gain on Sale - Net of Current Portion	399,000	409,000
Deferred Rent	1,185,000	1,177,000
TOTAL LIABILITIES	46,342,000	37,648,000
Commitments and Contingencies

Stockholders' Equity
Preferred Stock - Par Value $.001 - Authorized 1,000,000 Shares, None Issued and Outstanding at March 31, 2015 and December 31, 2014	-	-
Common Stock - Par Value $.001 - Authorized 25,000,000 Shares, 7,545,557 and 7,108,677 Shares Issued and Outstanding as of March 31, 2015 and December 31, 2014, respectively	7,000	7,000
Additional Paid-In Capital	45,885,000	42,790,000
Accumulated Deficit	(14,421,000)	(14,525,000)
TOTAL STOCKHOLDERS' EQUITY	31,471,000	28,272,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,813,000	$65,920,000

See Notes to Condensed Consolidated Financial Statements

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income for the Three Months Ended March 31,
(Unaudited)

	2015	2014

Net Sales	$16,811,000	$15,453,000

Cost of Sales	12,442,000	11,408,000

Gross Profit	4,369,000	4,045,000

Operating Expenses	3,903,000	2,816,000

Income from Operations	466,000	1,229,000

Interest and Financing Costs	(346,000)	(303,000)

Other Income (Expense), Net	8,000	(1,000)

Income before Provision for Income Taxes	128,000	925,000

Provision for Income Taxes	(24,000)	(584,000)

Net income	$104,000	$341,000

Income per share - basic	$0.01	$0.06
Income per share - diluted	$0.01	$0.06

Weighted average shares outstanding - basic	7,236,442	5,863,564
Weighted average shares outstanding - diluted	7,521,520	6,125,909

See Notes to Condensed Consolidated Financial Statements

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$104,000	$341,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation of property and equipment	719,000	552,000
Amortization of intangible assets	307,000	291,000
Amortization of capitalized engineering costs	77,000	114,000
Bad debt expense	39,000	93,000
Non-cash compensation expense	17,000	3,000
Amortization of deferred financing costs	25,000	18,000
Gain on sale of real estate	(10,000)	(10,000)
Deferred income taxes	(147,000)	(108,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,202,000	(4,418,000)
Inventory	(2,323,000)	(594,000)
Prepaid expenses and other current assets	288,000	89,000
Deposits	20,000	(1,000)
Other assets	(65,000)	(51,000)
Increase in Operating Liabilities:
Accounts payable and accrued expenses	661,000	705,000
Deferred rent	9,000	19,000
Income taxes payable	33,000	616,000
Customer deposits	32,000	3,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	988,000	(2,338,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(5,413,000)	-
Cash acquired in acquisitions	588,000	-
Capitalized engineering costs	(149,000)	(54,000)
Purchase of property and equipment	(143,000)	(187,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,117,000)	(241,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - sellers	(41,000)	(168,000)
Capital lease obligations	(91,000)	(108,000)
Note payable - revolver	3,557,000	4,183,000
Proceeds from note payable - term loans	3,500,000	-
Payments of note payable - term loans	(340,000)	(450,000)
Deferred financing costs	(334,000)	-
Payments related to lease impairment	(16,000)	(19,000)
Dividends paid	(1,066,000)	(733,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,169,000	2,705,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,040,000	126,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,418,000	561,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,458,000	$687,000

Index

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, (Continued)
(Unaudited)

	2015	2014

Supplemental cash flow information
Cash paid during the period for interest	$310,000	$251,000

Supplemental cash flow information
Cash paid during the period for income taxes	$183,000	$86,000

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$1,125,000	$880,000
Acquisition of property and equipment financed by capital lease	$124,000	$-

Purchase of substantially all assets of Sterling and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$8,281,000	$-
Goodwill	1,963,000	-
Cash acquired	588,000
Liabilities assumed	(1,216,000)	-
Common Stock Issued	(4,203,000)	-
Cash paid for acquisition	$5,413,000	$-

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

The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”) effective April 1, 2014, Eur-Pac Corporation (“Eur-Pac” or “EPC”) effective June 1, 2014, Electronic Connection Corporation (“ECC”), effective September 1, 2014, AMK Welding, Inc. (“AMK”) effective October 1, 2014, and The Sterling Engineering Company ("Sterling"), effective March 1, 2015, (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Note 2. ACQUISITIONS

Sterling
On March 1, 2015, the Company acquired all of the common stock of Sterling, for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The cash consideration is subject to adjustment for working capital changes. The Company has also entered into employment and non-compete agreements for two and three year periods with three of the principals of Sterling. The Company financed the acquisition of Sterling with the proceeds from the issuance of Term Loan D (see Note 6).

Sterling founded in 1941 manufactures components for aircraft and ground turbine engines.

The acquisition of Sterling was accounted for under FASB ASC 805, “Business Combinations” (“ASC 805”). The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$8,281,000
Goodwill	1,963,000
Cash acquired	588,000
Liabilities assumed	(1,216,000)
Total	$9,616,000

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table sets forth selected proforma financial information as if AMK and Sterling were owned for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March31, 2014
Net Sales	$18,650,000	$18,343,000
Income (loss) from operations	$275,000	$(85,000)

The below table sets forth selected financial information for the 2014 and 2015 acquisitions for the three months ended March 31, 2015 and 2014.

2015	WPI	EPC	ECC	AMK	Sterling
Net Sales	$145,000	$1,071,000	$149,000	$1,077,000	$887,000
Income (loss) from operations	$40,000	$126,000	$32,000	$(530,000)	$78,000

2014	WPI	EPC	ECC	AMK	Sterling
Net Sales	$-	$-	$-	$-	$-
Income (loss) from operations	$-	$-	$-	$-	$-

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. AMK is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers. Sterling manufactures components for aircraft and ground turbine engines. The Company’s customers consist mainly of publically-traded companies in the aerospace industry.

Inventory Valuation

Inventory at March 31, 2015 and 2014 was computed using the “gross profit” method.

The Company valued inventory at December 31, 2014 at the lower of cost on a first-in-first-out basis or market.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There were two customers that represented 41.3% and two customers that represented 54.5% of total sales for the three months ended March 31, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2015	2014
	(unaudited)	(unaudited)
1	23.2	32.3
2	18.1	**
3	*	22.2

* Customer was less than 10% of sales for the three months ended March 31, 2015
** Customer was less than 10% of sales for the three months ended March 31, 2014

There were two customers that represented 38.2% of gross accounts receivable and three customers that represented 50.4% of gross accounts receivable at March 31, 2015 and December 31, 2014, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March	December
	2015	2014
	(unaudited)
1	22.8	10.0
2	15.4	29.0
3	*	11.4

* Customer was less than 10% of Gross Accounts Receivable at March 31, 2015

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Weighted average shares outstanding used to compute basic earnings per share	7,236,442	5,863,564
Effect of dilutive stock options and warrants	285,078	262,345
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,521,520	6,125,909

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities have been excluded from the calculation as their exercise price was greater than the average market price of the common shares:

	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Stock Options	156,891	17,048
Warrants	46,800	-
	203,691	17,048

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $17,000 and $3,000 for the three months ended March 31, 2015 and 2014, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $7,397,000 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-PAC ($1,656,000), ECC ($109,000), AMK ($651,000), and Sterling ($1,963,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2015 and December 31, 2014.

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (the "FASB") issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of Adopting ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company beginning fiscal year 2016.  Early adoption is permitted.  The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements.

In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for the Company beginning fiscal year 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain account balances in 2014 have been reclassified to conform to the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)
Land	$500,000	$200,000
Buildings and Improvements	3,353,000	1,680,000	31.5 years
Machinery and Equipment	16,126,000	12,514,000	5 - 8 years
Capital Lease Machinery and Equipment	1,925,000	1,800,000	5 - 8 years
Tools and Instruments	5,650,000	5,566,000	1.5 - 7 years
Automotive Equipment	162,000	162,000	5 years
Furniture and Fixtures	286,000	275,000	5 - 8 years
Leasehold Improvements	657,000	646,000	Term of Lease
Computers and Software	398,000	372,000	4-6 years
Total Property and Equipment	29,057,000	23,215,000
Less: Accumulated Depreciation	(14,364,000)	(13,658,000)
Property and Equipment, net	$14,693,000	$9,557,000

Depreciation expense for the three months ended March 31, 2015 and 2014 was approximately $719,000 and $552,000, respectively.

Note 5. INTANGIBLE ASSETS

The components of the intangibles assets consisted of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)
Customer Relationships	$6,255,000	$6,255,000	5 to 14 years
Trade Names	1,280,000	1,280,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,260,000	8,260,000
Less: Accumulated Amortization	(4,054,000)	(3,747,000)
Intangible Assets, net	$4,206,000	$4,513,000

Amortization expense for the three months ended March 31, 2015 and 2014 was approximately $307,000 and $291,000, respectively.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$21,228,000	$17,672,000
Term loans, PNC	11,523,000	8,363,000
Capital lease obligations	1,678,000	1,645,000
Notes payable to sellers of WMI	-	41,000
Subtotal	34,429,000	27,721,000
Less: Current portion of notes and capital obligations	(23,831,000)	(19,508,000)
Notes payable and capital lease obligations, net of current portion	$10,598,000	$8,213,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Company entered into the latest amendment to the Loan Facility in March 2015 and paid an amendment fee of $25,000. The Loan Facility now provides for maximum borrowings of approximately $32,000,000 consisting of the following at March 31, 2015:

(i)	a $23,000,000 revolving loan (includes inventory sub-limit of $15,000,000) and
(ii)	Four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D).

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans. Prior to the amendment the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans. The revolving credit note had an interest rate of 4.00% per annum at March 31, 2015 and December 31, 2014, and an outstanding balance of $21,228,000 and $17,672,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

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

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed an additional $1,328,000 to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A now consists of thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At March 31, 2015 and December 31, 2014, the balance due under Term Loan A was $2,326,000 and $2,421,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine of which shall be in the amount of $58,333 commencing on the first business day of December 2014, and continuing on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. Term Loan B bears interest at the same rate as Term Loan A. The first interest payment was on the first business day of November 2014. At March 31, 2015 and December 31, 2014, the balance due under Term Loan B was $3,267,000 and $3,442,000, respectively.

Index
AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of the Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commence on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At March 31, 2015 and December 31, 2014, the balance due under Term Loan C was $2,430,000 and $2,500,000, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen of which shall be in the amount of $62,847 commencing on the first business day of April 2015, and continuing on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At March 31, 2015, the balance due under Term Loan D was $3,500,000.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of both March 31, 2015 and December 31, 2014, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of March 31, 2015 the future minimum principal payments for the term loans are as follows:

For the twelve months ending	Amount
March 31, 2016	$2,253,000
March 31, 2017	5,806,000
March 31, 2018	1,117,000
March 31, 2019	1,117,000
March 31, 2020	883,000
Thereafter	347,000
PNC Term Loans payable	11,523,000
Less: Current portion	(2,253,000)
Long-term portion	$9,270,000

Interest expense related to these credit facilities amounted to approximately $285,000 and $186,000 for the three months ended March 31, 2015 and 2014, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,678,000 and $1,645,000 as of March 31, 2015 and December 31, 2014, respectively, with various interest rates ranging from approximately 4% to 7%.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
March 31, 2016	$446,000
March 31, 2017	446,000
March 31, 2018	446,000
March 31, 2019	374,000
March 31, 2020	192,000
Thereafter	8,000
Total future minimum lease payments	1,912,000
Less: imputed interest	(234,000)
Less: current portion	(350,000)
Total Long Term Portion	$1,328,000

Notes Payable - Sellers

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (the “Note”) to the former stockholders of Welding. At December 31, 2014, the balance owed under the Note was $41,000. On January 5, 2015 the remaining balance of $41,000 was paid and the obligation was extinguished.

Interest expense related to the Note was $0 and $12,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Interest expense on the Junior Subordinated Notes amounted to $0 and $30,000 for the three months ended March 31, 2015 and 2014, respectively.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the three months ended March 31, 2015, the Company issued 11,875 shares of its common stock pursuant to the cashless exercise of Stock Options.

On March 1, 2015, in connection with the acquisition of Sterling, the Company issued 425,005 shares of its common stock to the former stockholders of Sterling.

Dividends

On January 15, 2015, the Company paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015. On March 31, 2015, the Board of Directors approved a quarterly dividend of $0.15 per common share or $1,125,000 paid on April 24, 2015 to all shareholders of record as of the close of business on April 13, 2015.

Note 8. INCOME TAXES

The provision for income taxes at March 31, 2015 and 2014 are set forth below:

	2015	2014
	(unaudited)	(unaudited)
Current
Federal	$166,000	$536,000
State	5,000	156,000
Total Expense	171,000	692,000

Deferred Tax Benefit	(147,000)	(108,000)

Net Provision for Income Taxes	$24,000	$584,000

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of March 31, 2015 and December 31, 2014 are set forth below:

	March 31,	December 31,
	2015	2014
	(unaudited)
Deferred tax assets:
Current:
Bad debts	$646,000	$650,000
Inventory - 263A adjustment	782,000	762,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax asset before valuation allowance	1,437,000	1,421,000
Valuation Allowance	-	-
Total current deferred tax asset after valuation allowance	$1,437,000	$1,421,000

Non-Current
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	534,000	527,000
Capitalized engineering costs	518,000	522,000
Deferred rent	474,000	483,000
Amortization - NTW Transaction	730,000	663,000
Lease impairment	16,000	22,000
Deferred gain on sale of real estate	175,000	179,000
Other	100,000	-
Total deferred tax assets before valuation allowance	3,639,000	3,488,000
Valuation allowance	(1,092,000)	(1,092,000)
Total deferred tax assets after valuation allowance	$2,547,000	$2,396,000

Deferred tax liabilities:
Property and equipment	$(1,013,000)	$(1,082,000)
Goodwill - NTW Transaction	(12,000)	(11,000)
Goodwill - AMK Transaction	(9,000)	(4,000)
Amortization - Welding Transaction	(424,000)	(441,000)
Total Deferred Tax Liability	(1,458,000)	(1,538,000)

Net non-current deferred tax asset	$1,089,000	$858,000

During the year ended December 31, 2014, the Company determined that it no longer needed to provide a valuation allowance on the net deferred tax assets except for the capital loss and section 1231 loss carryforwards. This was based upon the fact that management believes that the net deferred tax assets are more likely than not to be realized. The valuation allowance at both March 31, 2015 and December 31, 2014 amounted to $1,092,000.

The Company has a capital loss carry forward from the sale of Sigma Metals, Inc., a former subsidiary of the Company, of $2,719,000 which will expire in fiscal 2015.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. SEGMENT REPORTING

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, Miller Stuart, Eur-Pac and ECC; and Turbine Engine Components which includes AMK and beginning March 2015 includes Sterling.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed.

Effective January 1, 2015, all operating costs are allocated to the Company’s operating segments. Prior to January 1, 2015 certain operating costs that were not directly attributable to a particular segment were included in corporate and presented as an independent segment. Results for the three months ended March 31, 2014 have been reclassified to conform to the current period presentation.

Index

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended March 31,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$9,064,000	$12,140,000
	Gross Profit	2,091,000	3,207,000
	Pre Tax Income (Loss)	(180,000)	1,279,000
	Assets	62,554,000	35,972,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	5,782,000	3,313,000
	Gross Profit	2,162,000	838,000
	Pre Tax Income (Loss)	770,000	(354,000)
	Assets	18,049,000	12,547,000

TURBINE ENGINE COMPONENTS
	Net Sales	1,965,000	-
	Gross Profit	116,000	-
	Pre Tax Income (Loss)	(462,000)	-
	Assets	17,791,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	26,430,000	8,156,000

CONSOLIDATED
	Net Sales	16,811,000	15,453,000
	Gross Profit	4,369,000	4,045,000
	Pre Tax Income	128,000	925,000
	Provision for Taxes	24,000	584,000
	Net Income	104,000	341,000
	Elimination of Assets	(47,011,000)	(2,121,000)
	Assets	$77,813,000	$54,554,000

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and notes thereto includeed in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Form 10-K for the year ended December 31, 2014, which was filed on March 31, 2015, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial sector is increasing. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, jet engines and other components. We also provide sheet metal fabrication of aerostructures, tube bending, welding and kitting services. Our Turbine Engine Components sector makes components and provides services for jet engines and ground turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk and CH-47 Chinook helicopters, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Boeing's 777 and Airbus' 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine sector makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

Air Industries Machining Corporation (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense aerospace and recently commercial aerospace businesses which have enabled us to broaden the range of products and services beyond those which were provide by AIM. For example, where AIM was primarily a machining shop, as a result of acquisitions, we now have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

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

Since January 1, 2014 we have acquired the following businesses:

-	In April 2014 we acquired Woodbine Products, Inc. (“WPI”). WPI is a fabricator of precision sheet metal assemblies for aerospace applications. WPI has been consolidated into WMI.;
-
In June 2014 we acquired Eur-Pac Corporation (“EPC”). EPC specializes in military packaging and supplies all branches of the United States Defense Department with ordnance parts and kits, hose assemblies, hydraulic, mechanical and electrical assemblies;

-	In September 2014 we acquired Electronic Connection Corporation (“ECC”). ECC specializes in wire harnesses and leads for the aerospace and other industries;
-	In October 2014 we acquired AMK Welding, Inc. (“AMK”). AMK has been a provider of welding services primarily for aircraft jet engine and ground turbine manufacturers since 1964;
-
In March 2015 we acquired The Sterling Engineering Corporation (“Sterling”). Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers.

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

Index

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

We currently divide our operations into three operating segments: Complex Machining; Aerostructures and Electronics; and Turbine Engine Components. As our businesses continue to develop and evolve, and we acquire additional companies, we may deem it appropriate to reallocate our companies into different operating segments and, once we achieve sufficient integration among our businesses, report as a unified company.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the three months ended March 31, 2015, we had three operating segments: Complex Machining comprised of AIM and NTW; Aerostructures and Electronics comprised of WMI (including Decimal and Woodbine Products), Eur-Pac (including ECC) and MS; and Turbine Engine Components comprised of AMK and Sterling. For the three months ended March 31, 2014, we had three operating segments, AIM, WMI (including MS) and NTW, and separately reported our corporate overhead. Effective January 1, 2015, all operating costs are allocated to the Company's operating segments. Prior to January 1, 2015 certain operating costs that were not directly attributable to a particular segment were included in corporate and presented as an independent segment. Results for the three months ended March 31, 2014 have been reclassified to conform to the current period presentation.

The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Index

Selected Financial Information:

	Three Months Ended March 31, 2015 and 2014:

	2015	2014
Net sales	$16,811,000	$15,453,000
Cost of sales	12,442,000	11,408,000
Gross profit	4,369,000	4,045,000
Operating expenses and interest costs	(4,249,000)	(3,119,000)
Other income (expense) net	8,000	(1,000)
Income taxes	(24,000)	(584,000)
Net Income	$104,000	$341,000

Balance Sheet Data:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2,458,000	$1,418,000
Working capital	14,264,000	16,176,000
Total assets	77,813,000	65,920,000
Total stockholders' equity	$31,471,000	$28,272,000

Index

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

		Three Months Ended March 31,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$9,064,000	$12,140,000
	Gross Profit	2,091,000	3,207,000
	Pre Tax Income (Loss)	(180,000)	1,279,000
	Assets	62,554,000	35,972,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	5,782,000	3,313,000
	Gross Profit	2,162,000	838,000
	Pre Tax Income (Loss)	770,000	(354,000)
	Assets	18,049,000	12,547,000

TURBINE ENGINE COMPONENTS
	Net Sales	1,965,000	-
	Gross Profit	116,000	-
	Pre Tax Income (Loss)	(462,000)	-
	Assets	17,791,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	26,430,000	8,156,000

CONSOLIDATED
	Net Sales	16,811,000	15,453,000
	Gross Profit	4,369,000	4,045,000
	Pre Tax Income	128,000	925,000
	Provision for Taxes	24,000	584,000
	Net Income	104,000	341,000
	Elimination of Assets	(47,011,000)	(2,121,000)
	Assets	$77,813,000	$54,554,000

Index

Net Sales:

Consolidated net sales for the three months ended March 31, 2015 were approximately $16,811,000, an increase of $1,358,000, or 8.8%, compared with $15,453,000 for the three months ended March, 2014. Net sales of our Complex Machining segment were approximately $9,064,000, a decline of $3,076,000, or (25.3%), from $12,140,000 in the prior period. The nature of the parts manufactured by our Complex Machining segment tend to be larger, more complex and have higher unit prices than many of the parts supplied by our other segments. As a result, a small decline in the number of parts ordered can result in a significant reduction in sales.  We believe that the decline in sales at our Complex Machining segment was due to budgetary constraints at the Department of Defense (“DoD”) commonly referred to as Sequestration. These budget constraints have cancelled some contracts and delayed others. Net sales of our Aerostructures & Electronics segment were approximately $5,782,000 and increased by $2,469,000, or 74.5%, from $3,313,000 in the prior period. The increase in sales was entirely related to the three acquisitions completed during the period from April 1, 2014 through September 1, 2014. Net sales in our Turbine Engine Components segment were $1,965,000 for the three months ended March 31, 2015, reflecting the operations of AMK for the three months ended March 31, 2015 and Sterling from March 1, 2015.

As indicated in the table below, two customers represented 41.3% and two customers represented 54.5% of total sales for the three months ended March 31, 2015 and 2014, respectively.

Customer	Percentage of Sales
	2015	2014

Sikorsky Aircraft	23.2	32.3
Goodrich Landing Gear Systems	18.1	**
Associated Aircraft Manufacturing	*	22.2

* Customer was less than 10% of sales for the three months ended March 31, 2015 ** Customer was less than 10% of sales for the three months ended March 31, 2014

Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2015 was $4,369,000 an increase of approximately $324,000, or (8.0%), as compared to gross profit of $4,045,000 for the three months ended March 31, 2014. Consolidated gross profit as a percentage of sales was 26.0% and 26.2% for the three months ended March 31, 2015 and 2014, respectively. The increase in gross profit results from an increase within Aerostructures & Electronics and a minor contribution from our Turbine Engine Components segment that offset a decline in our Complex Machining sector. The decrease in gross profit in our Complex Machining sector arose primarily at our Nassau Tool Works subsidiary which experienced both lower sales and a decrease in gross profit percentage as a result of lower sales.

Operating Expenses:

Consolidated Operating Expenses for the three months ended March 31, 2015 totaled approximately $3,903,000 and increased by $1,087,000, or 38.6%, compared to $2,816,000 for the three months ended March 31, 2014. The increase reflects approximately $1,390,000 resulting from the acquisitions completed subsequent to March 31, 2014, partially offset by a decrease in operating expenses at our ongoing businesses.

Interest and financing costs for the three months ended March 31, 2015 were approximately $346,000 an increase of approximately $43,000, or (14.2%) compared to $303,000 for the three months ended March 31, 2014. The increase results from additional amounts outstanding due to acquisitions.

The Company recognized a provision for taxes of approximately $24,000 for three months ended March 31, 2015 compared to a provision for taxes of approximately $584,000 for three months ended March 31, 2014, a reduction of $560,000 primarily resulting from the decrease in net income. The effective income tax rate for the three months ended March 31, 2015, was lower than the prior year comparative quarter primarily due to New York state tax incentives for qualified manufacturers and prior year overaccruals.

Net income for the three months ended March 31, 2015 was $104,000, a decrease of $237,000, or (69.5%), compared to net income of $341,000 for the three months ended March 31, 2014. The decrease in net income results primarily from a decline in our Complex Machining sector and the loss incurred in Turbine Engine Components partially offset by the increase of $1,124,000 in our Aerostructures & Electronics sector.

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

Our Loan Facility with PNC was amended four times during the period from April 1, 2014 through March 31, 2015, most recently on March 1, 2015 in connection with the acquisition of Sterling.

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

The maturity date of Term Loan A is the last business day of November 2016, and it is to be paid in thirty-two consecutive monthly principal installments, which commenced on the first business day of May 2014, and continue on the first business day of each month thereafter.  The first thirty-one of the installments shall be in the amount of $31,859, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016.

The maturity date of Term Loan B is the last business day of November 2019, and it is to be paid in sixty consecutive monthly principal installments, which commence on the first business day of December 2014, and continue on the first business day of each month thereafter. The first fifty-nine of the installments shall be in the amount of $58,333, with a sixtieth and final payment of any unpaid principal and interest on the last business day of November 2019.

The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy- two consecutive monthly principal installments, which commence on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722, with a seventy-second and final payment of any unpaid principal and interest on the first business day of January 2021.

The maturity date of Term Loan D is the last business day of November 2016, and it is to be paid in twenty consecutive monthly principal installments, the first nineteen of which shall be in the amount of $62,847 commencing on the first business day of April, 2015, and continuing on the first business day of each month thereafter, with a twentieth  and final payment of any unpaid balance of principal and interest payable on the last business day of November 2016.

On March 1, 2015, the Company acquired all of the common stock of Sterling, for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The acquisition was financed with the proceeds from the issuance of a new term loan (Term Loan D) from PNC in the amount of $3,500,000.

As of March 31, 2015, our debt for borrowed monies in the amount of $34,429,000 consisted of the revolving credit note due to PNC in the amount of $21,228,000, the term loans due to PNC in the amount of 11,523,000, and capitalized lease obligations of $1,678,000. This represents an increase of $6,708,000 in our debt for borrowed monies at December 31, 2014 of $27,721,000, when the revolving note due to PNC was $17,672,000, the term loans due to PNC were $8,363,000, a note due the sellers of WMI had a balance of $41,000, and capitalized lease obligations were $1,645,000. The increase in the amount outstanding under the revolving credit note and term loans principally reflects amounts borrowed to support our acquisitions and the increase in our inventory.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. On January 15, 2015 we paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015. On April 24, 2015 we paid a dividend of $0.15 per common share or $1,125,000 to all shareholders of record as of the close of business on April 13, 2015.

We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013.

Index

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Cash provided by (used in)
Operating activities	$988,000	$(2,338,000)
Investing activities	(5,117,000)	(241,000)
Financing activities	5,169,000	2,705,000
Net increase in cash and cash equivalents	$1,040,000	$126,000

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the three months ended March 31, 2015, our net cash provided by operating activities of $988,000 was comprised of net income of $104,000 less $143,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $1,027,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $719,000, amortization of capitalized engineering costs, intangibles and other items of $409,000, bad debt expense of $39,000, and non-cash compensation of $17,000. These non-cash items were offset by $10,000 of deferred gain on the sale of real estate and $147,000 of deferred income taxes. The net increase in operating assets and liabilities consisted of a net increase in Operating Assets of $878,000 and an increase in Operating Liabilities of $735,000. The increase in Operating Assets was comprised of a decrease in accounts receivable of $1,202,000 due to the timing of shipments to and cash receipts from customers, an increase in inventory of $2,323,000, and a net increase in prepaid expenses and other assets of $243,000. The increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $661,000 due to the timing of the receipt and payment of invoices, an increase in income taxes payable of $33,000 and increases in customer deposits of $32,000 and deferred rent of $9,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash payments for the business we acquired. A description of capitalized engineering costs can be found below and in Footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2014.

For the three months ended March 31, 2015 cash used in investing activities was $5,117,000. This was comprised of $4,825,000 for the acquisition Sterling, net of cash acquired, $149,000 for capitalized engineering costs and $143,000 for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and dividend payments.

For the three months ended March 31, 2015, cash provided by financing activities was $5,169,000. This was comprised of additional borrowings of $3,500,000 under our term loans and $3,557,000 under our revolving credit facility, partially offset by repayments on our term loans of $340,000, capital lease obligations of $91,000, $41,000 paid to the former shareholders of WMI, $1,066,000 used for dividends, deferred financing costs of $334,000 and $16,000 related to lease impairment.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2015.

Index

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

For interim reporting, the Company computes its inventory using the “gross profit” method.

For annual reporting, The Company values inventory at the lower of cost on a first-in-first-out basis or market.

We generally purchase raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. We occasionally produce larger more complex products, such as landing gear, in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. We purchase supplies and materials useful in a variety of products as deemed necessary even though orders have not been received.  The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

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

Index

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of March 31, 2015 and December 31, 2014.

Index

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (the "FASB") issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company beginning fiscal year 2016.  Early adoption is permitted.  The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements.

In April 2015, the FASB issued amended guidance which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability rather than as separate assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by this amendment.  This amended guidance will be effective for the Company beginning fiscal year 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.

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

Index

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our 2014 Form 10-K, which are incorporated by reference into this report.  Prospective investors are encouraged to consider the risks described in our 2014 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Result of Operation contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our common stock.

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

Dated: May 15, 2015

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ James Sartori
James Sartori Chief Accounting Officer (Principal Financial Officer)