Form 10-Q
period 2015-06-30
AIR INDUSTRIES GROUP
filed 2015-08-12
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of August 3, 2015, the registrant had outstanding 7,559,501 shares of common stock.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A. Risk Factors	33

Item 6. Exhibits	33

SIGNATURES	34

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	2

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,214,000	$1,418,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,002,000 and $1,566,000, respectively	11,749,000	11,916,000
Inventory	33,283,000	28,391,000
Deferred Tax Asset	1,358,000	1,421,000
Prepaid Expenses and Other Current Assets	761,000	875,000
Total Current Assets	48,365,000	44,021,000

Property and Equipment, Net	14,494,000	9,557,000
Capitalized Engineering Costs, Net of Accumulated Amortization of $4,405,000 and $4,184,000, respectively	911,000	712,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,153,000	825,000
Intangible Assets, Net	3,899,000	4,513,000
Deferred Tax Asset	1,038,000	858,000
Goodwill	8,719,000	5,434,000
TOTAL ASSETS	$78,579,000	$65,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$34,676,000	$19,508,000
Accounts Payable and Accrued Expenses	8,132,000	6,948,000
Lease Impairment - Current Portion	25,000	56,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	453,000	158,000
Dividends Payable	1,134,000	1,066,000
Income Taxes Payable	-	71,000
Total Current Liabilities	44,458,000	27,845,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	2,768,000	8,213,000
Lease Impairment - Net of Current Portion	4,000	4,000
Deferred Gain on Sale - Net of Current Portion	390,000	409,000
Deferred Rent	1,194,000	1,177,000
TOTAL LIABILITIES	48,814,000	37,648,000

Commitments and Contingencies

Stockholders' Equity
Common Stock - Par Value $.001 - Authorized 25,000,000 Shares, 7,559,501 and 7,108,677 Shares Issued and Outstanding as of June 30, 2015 and December 31, 2014, respectively	7,000	7,000
Additional Paid-In Capital	44,780,000	42,790,000
Accumulated Deficit	(15,022,000)	(14,525,000)
TOTAL STOCKHOLDERS' EQUITY	29,765,000	28,272,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,579,000	$65,920,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$19,057,000	$13,360,000	$35,868,000	$28,813,000

Cost of Sales	15,160,000	10,007,000	27,602,000	21,415,000

Gross Profit	3,897,000	3,353,000	8,266,000	7,398,000

Operating Expenses	3,825,000	3,096,000	7,728,000	5,912,000

Income from Operations	72,000	257,000	538,000	1,486,000

Interest and Financing Costs	(544,000)	(304,000)	(890,000)	(607,000)

Other Income (Expense), Net	54,000	(62,000)	62,000	(63,000)

Income (Loss) before Income Taxes	(418,000)	(109,000)	(290,000)	816,000

(Provision for) Benefit from Income Taxes	(183,000)	725,000	(207,000)	141,000

Net Income (Loss)	$(601,000)	$616,000	$(497,000)	$957,000

Income (Loss) per share - basic	$(0.08)	$0.10	$(0.07)	$0.16
Income (Loss) per share - diluted	$(0.08)	$0.09	$(0.07)	$0.15

Weighted average shares outstanding - basic	7,557,427	6,276,481	7,397,756	6,071,163
Weighted average shares outstanding - diluted	7,557,427	6,597,804	7,397,756	6,370,588

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(497,000)	$957,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation of property and equipment	1,634,000	1,168,000
Amortization of intangible assets	614,000	582,000
Amortization of capitalized engineering costs	151,000	214,000
Bad debt expense	55,000	189,000
Non-cash compensation expense	54,000	15,000
Amortization of deferred financing costs	83,000	23,000
Gain on sale of real estate	(19,000)	(19,000)
Deferred income taxes	(17,000)	(746,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,921,000	(789,000)
Inventory	(4,435,000)	(2,920,000)
Prepaid expenses and other current assets	70,000	72,000
Deposits and other assets	(45,000)	(24,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(34,000)	659,000
Deferred rent	17,000	38,000
Income taxes payable	(71,000)	274,000
Deferred revenue	295,000	(77,000)
NET CASH USED IN OPERATING ACTIVITIES	(224,000)	(384,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(5,413,000)	(4,190,000)
Cash acquired in acquisitions	588,000	-
Capitalized engineering costs	(350,000)	(128,000)
Purchase of property and equipment	(371,000)	(302,000)
NET CASH USED IN INVESTING ACTIVITIES	(5,546,000)	(4,620,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - sellers	(41,000)	(339,000)
Capital lease obligations	(267,000)	(172,000)
Note payable - revolver	5,329,000	(1,422,000)
Proceeds from note payable - term loans	3,500,000	1,328,000
Payments of note payable - term loans	(903,000)	(664,000)
Deferred financing costs	(322,000)	(25,000)
Payments related to lease impairment	(30,000)	(38,000)
Dividends paid	(2,200,000)	(1,618,000)
Proceeds from capital lease refinance	500,000	-
Proceeds from Registered Offering	-	9,530,000
Costs to raise capital	-	(968,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,566,000	5,612,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(204,000)	608,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,418,000	561,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,214,000	$1,169,000

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued)
(Unaudited)

	2015	2014

Supplemental cash flow information
Cash paid during the period for interest	$727,000	$539,000

Supplemental cash flow information
Cash paid during the period for income taxes	$445,000	$344,000

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$1,134,000	$1,064,000

Acquisition of property and equipment financed by capital lease	$285,000	$-

Conversion of Junior Subordinated Notes	$-	$1,000,000

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$8,281,000	$-
Goodwill	3,285,000	-
Cash acquired	588,000	-
Liabilities assumed	(2,538,000)	-
Common stock issued	(4,203,000)	-
Cash paid for acquisition	$5,413,000	$-

Purchase of stock of Woodbine Products and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$472,000
Goodwill	-	2,402,000
Liabilities assumed	-	(19,000)
Common stock issued	-	(290,000)
Cash paid for acquisition	$-	$2,565,000

Purchase of stock of Eur-Pac Corporation and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$409,000
Goodwill	-	1,659,000
Liabilities assumed	-	(170,000)
Due to seller	-	(78,000)
Common stock issued	-	(195,000)
Cash paid for acquisition	$-	$1,625,000

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

The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corporation (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”) effective April 1, 2014, Eur-Pac Corporation (“Eur-Pac” or “EPC”) effective June 1, 2014, Electronic Connection Corporation (“ECC”), effective September 1, 2014, AMK Welding, Inc. (“AMK”) effective October 1, 2014, and The Sterling Engineering Company (“SEC” or "Sterling"), effective March 1, 2015 (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Note 2. ACQUISITIONS

The Company accounts for all business combinations in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of income.

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

At the time of acquisition, Sterling had capital lease obligations for equipment with a remaining balance of approximately $1.3 million. On April 21, 2015, the Company refinanced the $1.3 million capital lease obligation with the same financing company. This refinancing generated approximately $500,000 of cash for the Company. The Company is still in the process of finalizing the fair values of the Sterling acquisition transaction and is still in the measurement period as defined under ASC 805. Accordingly, during the three months ended June 30, 2015, the Company had a revision to the previously recorded purchase price allocation, and has increased the fair value of the goodwill acquired by $1.3 million with a corresponding increase in capital lease obligations. At the date of the capital lease refinancing transaction, the Company had approximately $1.8 million due under the refinanced obligation. This capital lease obligation has been accounted for and summarized with the remainder of the Company's capital leases as disclosed in Note 6.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sterling founded in 1941 manufactures components for aircraft and ground turbine engines.

The acquisition of Sterling was accounted for under ASC 805. The provisional purchase price allocation is set forth below.

Fair value of tangible assets acquired	$8,281,000
Goodwill	3,285,000
Cash acquired	588,000
Liabilities assumed	(2,538,000)
Total	$9,616,000

The below table sets forth selected proforma financial information as if AMK and Sterling were owned for the three and six months ended June 30, 2015 and 2014.
	Three Months Ended
	June 30, 2015	June 30, 2014
Net Sales	$19,057,000	$16,871,000
Income (loss) from operations	$72,000	$394,000

	Six Months Ended
	June 30, 2015	June 30, 2014
Net Sales	$37,707,000	$25,458,000
Income (loss) from operations	$685,000	$(801,000)

The below table sets forth selected financial information for the 2014 and 2015 acquisitions for the three and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015
	WPI	EPC	ECC	AMK	Sterling
Net Sales	$211,000	$834,000	$208,000	$837,000	$2,413,000
Income (loss) from operations	$65,000	$(21,000)	$76,000	$(576,000)	$(86,000)

Three Months Ended June 30, 2014
	WPI	EPC	ECC	AMK	Sterling
Net Sales	$539,000	$277,000	$-	$-	$-
Income (loss) from operations	$181,000	$92,000	$-	$-	$-

Six Months Ended June 30, 2015
	WPI	EPC	ECC	AMK	Sterling
Net Sales	$356,000	$1,905,000	$357,000	$1,914,000	$3,300,000
Income (loss) from operations	$105,000	$105,000	$108,000	$(1,106,000)	$(15,000)

Six Months Ended June 30, 2014
	WPI	EPC	ECC	AMK	Sterling
Net Sales	$539,000	$277,000	$-	$-	$-
Income (loss) from operations	$181,000	$92,000	$-	$-	$-

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. AMK is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers. Sterling manufactures components for aircraft and ground turbine engines. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

Inventory Valuation

Inventory at June 30, 2015 and 2014 was computed using the “gross profit” method.

The Company valued inventory at December 31, 2014 at the lower of cost on a first-in-first-out basis or market.

Credit and Concentration Risks

There were two customers that represented 29.9% and three customers that represented 58.3% of total sales for the three months ended June 30, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2015	2014
	(unaudited)	(unaudited)
1	16.7	29.3
2	13.2	18.4
3	*	10.6

* Customer was less than 10% of sales for the three months ended June 30, 2015

There were three customers that represented 45.3% and three customers that represented 55.9% of total sales for the six months ended June 30, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2015	2014
	(unaudited)	(unaudited)
1	19.8	30.8
2	15.5	12.8
3	10.0	**
4	*	12.3

* Customer was less than 10% of sales for the six months ended June 30, 2015
** Customer was less than 10% of sales for the six months ended June 30, 2014

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were three customers that represented 37.0% of gross accounts receivable and three customers that represented 50.4% of gross accounts receivable at June 30, 2015 and December 31, 2014, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June	December
	2015	2014
	(unaudited)
1	14.1	10.0
2	12.3	29.0
3	10.6	**
4	*	11.4

* Customer was less than 10% of Gross Accounts Receivable at June 30, 2015
** Customer was less than 10% of Gross Accounts Receivable at December 31, 2014

During the six months ended June 30, 2015 and 2014, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	7,557,427	6,276,481	7,397,756	6,071,163
Effect of dilutive stock options and warrants	-	321,323	-	299,425
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,557,427	6,597,804	7,397,756	6,370,588

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three and Six Months Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Stock Options	86,891	17,048
Warrants	46,800	46,800
	133,691	63,848

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth options and warrants which were excluded from the diluted per share calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses:

	Three and Six Months Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Stock Options	494,175	-
Warrants	117,785	-
	611,960	-

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $17,000 and $12,000 for the three months ended June 30, 2015 and 2014, respectively, and $54,000 and $15,000 for the six months ended June 30, 2015 and 2014, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $8,719,000 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-PAC ($1,656,000), ECC ($109,000), AMK ($651,000), and Sterling ($3,285,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2015 and December 31, 2014.

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

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company beginning fiscal year 2016.  Early adoption is permitted. The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value when the FIFO or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. Earlier adoption is permitted. The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance and creates ASC 606, “Revenue from Contracts with Customers.” On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year and the amendments are now effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain account balances in 2014 have been reclassified to conform to the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)
Land	$500,000	$200,000
Buildings and Improvements	3,353,000	1,680,000	31.5 years
Machinery and Equipment	14,450,000	12,514,000	5 - 8 years
Capital Lease Machinery and Equipment	3,886,000	1,800,000	5 - 8 years
Tools and Instruments	6,012,000	5,566,000	1.5 - 7 years
Automotive Equipment	192,000	162,000	5 years
Furniture and Fixtures	289,000	275,000	5 - 8 years
Leasehold Improvements	687,000	646,000	Term of Lease
Computers and Software	402,000	372,000	4-6 years
Total Property and Equipment	29,771,000	23,215,000
Less: Accumulated Depreciation	(15,277,000)	(13,658,000)
Property and Equipment, net	$14,494,000	$9,557,000

Depreciation expense for the three months ended June 30, 2015 and 2014 was approximately $915,000 and $616,000, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was approximately $1,634,000 and $1,168,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)
Customer Relationships	$6,255,000	$6,255,000	5 to 14 years
Trade Names	1,280,000	1,280,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,260,000	8,260,000
Less: Accumulated Amortization	(4,361,000)	(3,747,000)
Intangible Assets, net	$3,899,000	$4,513,000

Amortization expense for the three months ended June 30, 2015 and 2014 was approximately $307,000 and $291,000, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was approximately $614,000 and $582,000, respectively.

Note 6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:
	June 30,	December 31,
	2015	2014
	(unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$23,000,000	$17,672,000
Term loans, PNC	10,960,000	8,363,000
Capital lease obligations	3,484,000	1,645,000
Notes payable to sellers of WMI	-	41,000
Subtotal	37,444,000	27,721,000
Less: Current portion of notes and capital lease obligations	(34,676,000)	(19,508,000)
Notes payable and capital lease obligations, net of current portion	$2,768,000	$8,213,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Company entered into the latest amendment to the Loan Facility in March 2015 and paid an amendment fee of $25,000. The Loan Facility now provides for maximum borrowings of approximately $34,000,000 consisting of the following at June 30, 2015:

(i)	a $23,000,000 revolving loan (includes inventory sub-limit of $15,000,000) and
(ii)	Four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D).

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans. Prior to the amendment the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans. The revolving credit note had an interest rate of 4.00% per annum at June 30, 2015 and December 31, 2014, and an outstanding balance of $23,000,000 and $17,672,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed an additional $1,328,000 to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A now consists of thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At June 30, 2015 and December 31, 2014, the balance due under Term Loan A was $2,230,000 and $2,421,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine of which shall be in the amount of $58,333 commencing on the first business day of December 2014, and continuing on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. At June 30, 2015 and December 31, 2014, the balance due under Term Loan B was $3,092,000 and $3,442,000, respectively.

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At June 30, 2015 and December 31, 2014, the balance due under Term Loan C was $2,326,000 and $2,500,000, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen of which shall be in the amount of $62,847 commencing on the first business day of April 2015, and continuing on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At June 30, 2015, the balance due under Term Loan D was $3,312,000.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of June 30, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. On August 10, 2015, PNC granted the Company a waiver of this covenant for the six months ended June 30, 2015. Since the waiver is for a term of less than one year, all of the Company's debt outstanding with PNC has been classified as current in the accompanying condensed consolidated balance sheet. At June 30, 2015, the Company was in compliance with all other terms of the Loan Facility. As of December 31, 2014, the Company was in compliance with all terms of the Loan Facility.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the scheduled future minimum principal payments for the term loans are as follows, however as discussed above, the balance of the term loans have been classified as current:

For the twelve months ending	Amount
June 30, 2016	$2,253,000
June 30, 2017	5,522,000
June 30, 2018	1,117,000
June 30, 2019	1,117,000
June 30, 2020	708,000
Thereafter	243,000
PNC Term Loans payable	10,960,000
Less: Current portion	(10,960,000)
Long-term portion	$-

Interest expense related to these credit facilities amounted to approximately $375,000 and $225,000 for the three months ended June 30, 2015 and 2014, respectively, and $660,000 and $411,000 for the six months ended June 30, 2015 and 2014, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. Each lease has a bargain purchase option exercisable at the termination of the lease. Capital lease obligations totaled $3,484,000 and $1,645,000 as of June 30, 2015 and December 31, 2014, respectively, with various interest rates ranging from approximately 4% to 7%.

As of June 30, 2015, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
June 30, 2016	$891,000
June 30, 2017	891,000
June 30, 2018	891,000
June 30, 2019	762,000
June 30, 2020	502,000
Thereafter	1,000
Total future minimum lease payments	3,938,000
Less: imputed interest	(454,000)
Less: current portion	(716,000)
Total Long Term Portion	$2,768,000

Notes Payable - Sellers

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (the “Note”) to the former stockholders of Welding. At December 31, 2014, the balance owed under the Note was $41,000. On January 5, 2015 the remaining balance of $41,000 was paid and the obligation was extinguished.

Interest expense related to the Note was $0 and $9,000 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $21,000 for the six months ended June 30, 2015 and 2014, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest expense on the Junior Subordinated Notes amounted to $0 and $31,000 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $61,000 for the three months ended June 30, 2015 and 2014, respectively.

Note 7. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the six months ended June 30, 2015, the Company issued 25,819 shares of its common stock pursuant to the cashless exercise of Stock Options.

On March 1, 2015, in connection with the acquisition of Sterling, the Company issued 425,005 shares of its common stock to the former stockholders of Sterling.

Dividends

On July 17, 2015, the Board of Directors approved a quarterly dividend of $0.15 per common share or $1,134,000 to be paid on August 12, 2015 to all shareholders of record as of the close of business on August 3, 2015.

On April 24, 2015 the Company paid a dividend equal to $0.15 per common share or $1,134,000 to all shareholders of record as of April 13, 2015.

On January 15, 2015 the Company paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015.

Stock Options

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan is virtually identical to, and is intended to replace, the Company’s 2013 Equity Incentive Plan. The proposal to accept the 2015 Plan was approved by affirmative vote of the Company’s stockholders on June 25, 2015.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. INCOME TAXES

The provision for income taxes at June 30, 2015 and 2014 is set forth below:

	2015	2014
	(unaudited)	(unaudited)
Current
Federal	$186,000	$871,000
State	4,000	14,000
Total Current Expense	190,000	885,000
Adjustment for prior year over (under) accruals Federal	-	10,000
State	-	(290,000)
	190,000	605,000
Deferred Tax Benefit	17,000	(746,000)
Provision for (Benefit from) Income Taxes	$207,000	$(141,000)

The components of net deferred tax assets as of June 30, 2015 and December 31, 2014 are set forth below:

	June 30,	December 31,
	2015	2014
	(unaudited)
Deferred tax assets:
Current:
Bad debts	$410,000	$650,000
Inventory - 263A adjustment	939,000	762,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax asset before valuation allowance	1,358,000	1,421,000
Valuation allowance	-	-
Total current deferred tax asset after valuation allowance	$1,358,000	$1,421,000

Non-Current:
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	549,000	527,000
Capitalized engineering costs	374,000	522,000
Deferred rent	478,000	483,000
Amortization - NTW Transaction	796,000	663,000
Lease impairment	10,000	22,000
Deferred gain on sale of real estate	171,000	179,000
Other	100,000	-
Total deferred tax assets before valuation allowance	3,570,000	3,488,000
Valuation allowance	(1,092,000)	(1,092,000)
Total deferred tax assets after valuation allowance	$2,478,000	$2,396,000

Deferred tax liabilities:
Property and equipment	$(1,007,000)	$(1,082,000)
Goodwill - NTW Transaction	(13,000)	(11,000)
Goodwill - AMK Transaction	(13,000)	(4,000)
Amortization - Welding Transaction	(407,000)	(441,000)
Total Deferred Tax Liability	(1,440,000)	(1,538,000)

Net non-current deferred tax asset	$1,038,000	$858,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2015 and 2014, the Company provided a valuation allowance on the deferred tax assets related to capital loss and section 1231 loss carryforwards. The valuation allowance at both June 30, 2015 and December 31, 2014 amounted to $1,092,000.  Management believes that the remainder of the net deferred tax assets are more likely than not to be realized.

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, Miller Stuart, Eur-Pac and ECC; and Turbine Engine Components which consists of AMK and Sterling.

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed.

Effective January 1, 2015, all operating costs are allocated to the Company’s operating segments. Prior to January 1, 2015 certain operating costs that were not directly attributable to a particular segment were included in corporate and presented as an independent segment. Results for the three and six months ended June 30, 2014 have been reclassified to conform to the current period presentation.

Financial information about the Company’s operating segments for the three and six months ended June 30, 2015 and 2014 are as follows:

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended June 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$9,530,000	$9,320,000
	Gross Profit	2,229,000	2,104,000
	Pre Tax Income (Loss)	363,000	22,000
	Assets	65,137,000	33,840,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	6,277,000	4,040,000
	Gross Profit	1,396,000	1,249,000
	Pre Tax Income (Loss)	(46,000)	(131,000)
	Assets	17,375,000	20,627,000

TURBINE ENGINE COMPONENTS
	Net Sales	3,250,000	-
	Gross Profit	272,000	-
	Pre Tax Income (Loss)	(735,000)	-
	Assets	18,272,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	24,806,000	17,254,000

CONSOLIDATED
	Net Sales	19,057,000	13,360,000
	Gross Profit	3,897,000	3,353,000
	Pre Tax Income (Loss)	(418,000)	(109,000)
	(Provision for) Benefit from Income Taxes	(183,000)	725,000
	Net Income (Loss)	(601,000)	616,000
	Elimination of Assets	(47,011,000)	(13,314,000)
	Assets	$78,579,000	$58,407,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Six Months Ended June 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$18,595,000	$21,460,000
	Gross Profit	4,318,000	5,312,000
	Pre Tax Income (Loss)	184,000	1,301,000
	Assets	65,137,000	33,840,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	12,059,000	7,353,000
	Gross Profit	3,559,000	2,086,000
	Pre Tax Income (Loss)	724,000	(485,000)
	Assets	17,375,000	20,627,000

TURBINE ENGINE COMPONENTS
	Net Sales	5,214,000	-
	Gross Profit	389,000	-
	Pre Tax Income (Loss)	(1,198,000)	-
	Assets	18,272,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	24,806,000	17,254,000

CONSOLIDATED
	Net Sales	35,868,000	28,813,000
	Gross Profit	8,266,000	7,398,000
	Pre Tax Income (Loss)	(290,000)	816,000
	(Provision for) Benefit from Income Taxes	(207,000)	141,000
	Net Income (Loss)	(497,000)	957,000
	Elimination of Assets	(47,011,000)	(13,314,000)
	Assets	$78,579,000	$58,407,000

Note 10. SUBSEQUENT EVENTS

On August 10, 2015, the Company entered into an amendment to the PNC Loan Facility and paid an amendment fee of $40,000. The Amended Loan Facility provides for maximum borrowings of approximately $38,000,000, including a $28,000,000 revolving loan and Term Loans A, B, C and D.

On August 12, 2015, the Company announced that it had reached an agreement in principle to acquire Compac Development Corporation (“Compac”). The transaction is scheduled to close shortly.

Compac is located in Bay Shore, New York and specializes in the manufacture of RFI/EMI (Radio Frequency Interference-Electro-Magnetic Interference) shielded enclosures for electronic components.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our report on Form 10-K for the year ended December 31, 2014, which was filed on March 31, 2015, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial sector is increasing. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, jet engines and other components. We also provide sheet metal fabrication of aerostructures, tube bending, welding and kitting services. Our Turbine Engine Components sector makes components and provides services for jet engines and ground turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk and CH-47 Chinook helicopters, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, Boeing's 777 and Airbus' 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine sector makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

Air Industries Machining Corporation (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense aerospace and recently commercial aerospace businesses which have enabled us to broaden the range of products and services beyond those which were provided by AIM. For example, where AIM was primarily a machining shop, as a result of acquisitions, we now have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

In June 2012, we acquired the business and operations now conducted by Nassau Tool Works, Inc. (“NTW”) in an asset acquisition (the “NTW Acquisition”). We acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition on July 1, 2013 (the “Decimal Transaction”). The assets and business of Decimal Industries became part of our subsidiary, Welding Metallurgy, Inc. (“WMI”). On November 6, 2013, WMI acquired 100% of the stock of Miller Stuart Inc., (“MSI”).

Since January 1, 2014 we have acquired the following businesses:

-	In April 2014 we acquired Woodbine Products, Inc. (“WPI”). WPI is a fabricator of precision sheet metal assemblies for aerospace applications. WPI has been consolidated into WMI;
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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft have reduced the demand for both new production and replacement spares. This has reduced our sales, particularly in our complex machining segment. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market though we still remain dependent upon the military for an overwhelming portion of our revenues.

Segment Data

We follow FASB ASC 280, “Segment Reporting” (“ASC 280”), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the three and six months ended June 30, 2015, we had three operating segments: Complex Machining comprised of AIM and NTW; Aerostructures and Electronics comprised of WMI (including Decimal and Woodbine Products), Eur-Pac (including ECC) and MSI; and Turbine Engine Components comprised of AMK and Sterling. For the three and six months ended June 30, 2014, we had four operating segments, AIM, WMI, NTW and Eur-Pac, and separately reported our corporate overhead (which was comprised of certain operating costs that were not directly attributable to a particular segment). Effective January 1, 2015, all operating costs are allocated to the Company’s three operating segments. Results for the three and six months ended June 30, 2014 have been reclassified to conform to the current period presentation.

The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

Three Months Ended June 30, 2015 and 2014:

	2015	2014
Net sales	$19,057,000	$13,360,000
Cost of sales	15,160,000	10,007,000
Gross profit	3,897,000	3,353,000
Operating expenses and interest costs	(4,369,000)	(3,400,000)
Other income (expense) net	54,000	(62,000)
Income taxes	(183,000)	725,000
Net Income (Loss)	$(601,000)	$616,000

Six Months Ended June 30, 2015 and 2014:

	2015	2014
Net sales	$35,868,000	$28,813,000
Cost of sales	27,602,000	21,415,000
Gross profit	8,266,000	7,398,000
Operating expenses and interest costs	(8,618,000)	(6,519,000)
Other income (expense) net	62,000	(63,000)
Income taxes	(207,000)	141,000
Net Income (Loss)	$(497,000)	$957,000

Balance Sheet Data:

	June 30, 2015 (Unaudited)	December 31, 2014
Cash and cash equivalents	$1,214,000	$1,418,000
Working capital	3,907,000	16,176,000
Total assets	78,579,000	65,920,000
Total stockholders' equity	$29,765,000	$28,272,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

		Three Months Ended June 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$9,530,000	$9,320,000
	Gross Profit	2,229,000	2,104,000
	Pre Tax Income (Loss)	363,000	22,000
	Assets	65,137,000	33,840,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	6,277,000	4,040,000
	Gross Profit	1,396,000	1,249,000
	Pre Tax Income (Loss)	(46,000)	(131,000)
	Assets	17,375,000	20,627,000

TURBINE ENGINE COMPONENTS
	Net Sales	3,250,000	-
	Gross Profit	272,000	-
	Pre Tax Income (Loss)	(735,000)	-
	Assets	18,272,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	24,806,000	17,254,000

CONSOLIDATED
	Net Sales	19,057,000	13,360,000
	Gross Profit	3,897,000	3,353,000
	Pre Tax Income (Loss)	(418,000)	(109,000)
	(Provision for) Benefit from Income Taxes	(183,000)	725,000
	Net Income (Loss)	(601,000)	616,000
	Elimination of Assets	(47,011,000)	(13,314,000)
	Assets	$78,579,000	$58,407,000

Net Sales:

Consolidated net sales for the three months ended June 30, 2015 were approximately $19,057,000, an increase of $5,697,000, or 42.6%, compared with $13,360,000 for the three months ended June 30, 2014. The increase in net sales resulted primarily from our Turbine Engine Components segment which generated $3,250,000 in sales as a result of the acquisitions of AMK and Sterling; an increase of $2,237,000 in sales in our Aerostructures & Electronics segment primarily as a result of the acquisitions of EPC and ECC; and an increase in our Complex Machining segment of $210,000.

As indicated in the table below, two customers represented 29.9% and three customers represented 58.3% of total sales for the three months ended June 30, 2015 and 2014, respectively.

Customer	Percentage of Sales
	2015	2014
Sikorsky Aircraft	16.7	29.3
Goodrich Landing Gear Systems	13.2	18.4
GKN Aerospace	*	10.6

* Customer was less than 10% of sales for the three months ended June 30, 2015
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2015 was $3,897,000 an increase of approximately $544,000, or 16.2%, as compared to gross profit of $3,353,000 for the three months ended June 30, 2014. Consolidated gross profit as a percentage of sales was 20.5% and 25.1% for the three months ended June 30, 2015 and 2014, respectively. The increase in gross profit results from the operations of our Turbine Engine Components segment, and increases in our Aerostructures & Electronics and Complex Machining segments.

Operating Expenses:

Consolidated Operating Expenses for the three months ended June 30, 2015 totaled approximately $3,825,000 and increased by $729,000, or 23.5%, compared to $3,096,000 for the three months ended June 30, 2014. The increase reflects approximately $737,000 resulting from the acquisitions completed subsequent to June 30, 2014, partially offset by a slight decrease in operating expenses at our ongoing businesses.

Interest and financing costs for the three months ended June 30, 2015 were approximately $544,000 an increase of approximately $240,000, or 78.9% compared to $304,000 for the three months ended June 30, 2014. The increase results from additional amounts outstanding due to acquisitions and increases in inventory.

Income (loss) before taxes for the three months ended June 30, 2015 was $(418,000), a decrease of $309,000, or 283.5%, compared to a net loss before taxes of $(109,000) for the three months ended June 30, 2014. The increase in our net loss before taxes results primarily from the pre-tax loss of $(735,000) at our Turbine Engine Components segment primarily as a result of the performance of AMK which has yet to reach its anticipated potential, partially offset by improved performance in our Aerostructures & Electronics and Complex Machining segments.

The Company recognized a provision for taxes of approximately $183,000 for three months ended June 30, 2015 compared to a benefit from taxes of approximately $725,000 for three months ended June 30, 2014, a change of $908,000 primarily resulting from a reduction of section 179 and bonus depreciation, and prior year over accruals.

Net loss for the three months ended June 30, 2015 was $(601,000), a decrease of $1,217,000, or 197.6%, compared to net income of $616,000 for the three months ended June 30, 2014. The decrease in net income results primarily from the loss incurred at our Turbine Engine Components segment, and the tax effects discussed above.

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

		Six Months Ended June 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$18,595,000	$21,460,000
	Gross Profit	4,318,000	5,312,000
	Pre Tax Income (Loss)	184,000	1,301,000
	Assets	65,137,000	33,840,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	12,059,000	7,353,000
	Gross Profit	3,559,000	2,086,000
	Pre Tax Income (Loss)	724,000	(485,000)
	Assets	17,375,000	20,627,000

TURBINE ENGINE COMPONENTS
	Net Sales	5,214,000	-
	Gross Profit	389,000	-
	Pre Tax Income (Loss)	(1,198,000)	-
	Assets	18,272,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	24,806,000	17,254,000

CONSOLIDATED
	Net Sales	35,868,000	28,813,000
	Gross Profit	8,266,000	7,398,000
	Pre Tax Income (Loss)	(290,000)	816,000
	(Provision for) Benefit from Income Taxes	(207,000)	141,000
	Net Income (Loss)	(497,000)	957,000
	Elimination of Assets	(47,011,000)	(13,314,000)
	Assets	$78,579,000	$58,407,000

Net Sales:

Consolidated net sales for the six months ended June 30, 2015 were approximately $35,868,000, an increase of $7,055,000, or 24.5%, compared with $28,813,000 for the six months ended June 30, 2014. The increase primarily resulted from sales at our Turbine Engine Components segment of $5,214,000 for the six months ended June 30, 2015, reflecting the operations of AMK and Sterling, and an increase in net sales at our Aerostructures & Electronics segment of $4,706,000 resulting from an increase at MSI and the acquisitions of EPC and ECC. The net increase was partially offset by a decline in sales at our Complex Machining segment of $2,865,000. The parts manufactured by our Complex Machining segment tend to be larger, more complex and have higher unit prices than many of the parts supplied by our other segments. As a result, a small decline in the number of parts shipped can result in a significant reduction in sales. We believe that the decline in sales at our Complex Machining segment was due to budgetary constraints at the Department of Defense (“DoD”) commonly referred to as Sequestration. These budget constraints have cancelled or reduced some contracts and delayed others.

As indicated in the table below, two customers represented 35.3% and three customers represented 55.9% of total sales for the six months ended June 30, 2015 and 2014, respectively.

Customer	Percentage of Sales
	2015	2014
Sikorsky Aircraft	19.8	30.8
Goodrich Landing Gear Systems	15.5	12.8
United States Department of Defense	10.0	**
Associated Aircraft Manufacturing	*	12.3

* Customer was less than 10% of sales for the six months ended June 30, 2015 ** Customer was less than 10% of sales for the six months ended June 30, 2014
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2015 was $8,266,000 an increase of approximately $868,000, or 11.7%, as compared to gross profit of $7,398,000 for the six months ended June 30, 2014. Consolidated gross profit as a percentage of sales was 23.0% and 25.7% for the six months ended June 30, 2015 and 2014, respectively. The increase in gross profit results from our Turbine Engine Components segment reflecting the acquisitions of AMK and Sterling, and an increase in our Aerostructures & Electronics segment reflecting the acquisitions of EPC and ECC, partially offset by a decrease in gross profit in our Complex Machining segment.

Operating Expenses:

Consolidated Operating Expenses for the six months ended June 30, 2015 totaled approximately $7,728,000 and increased by $1,816,000, or 30.7%, compared to $5,912,000 for the six months ended June 30, 2014. The increase reflects approximately $1,455,000 resulting from the acquisitions completed subsequent to June 30, 2014.

Interest and financing costs for the six months ended June 30, 2015 were approximately $890,000 an increase of approximately $283,000, or 46.6% compared to $607,000 for the six months ended June 30, 2014. The increase results from additional amounts outstanding due to acquisitions and increases in inventory principally at NTW and WMI.

Income (loss) before taxes for the six months ended June 30, 2015 was $(290,000), a decrease of $1,106,000, or 135.5%, compared to net income before taxes of $816,000 for the six months ended June 30, 2014. The decrease in income before taxes results primarily from the pre-tax loss of $(1,198,000) at our Turbine Engine Components segment primarily as a result of the performance of AMK which has yet to reach its anticipated potential. Our Aerostructures & Electronics segment had increased pre-tax income of $1,209,000, and our Complex Machining segment had decreased pre-tax income of $1,117,000.

The Company recognized a provision for taxes of approximately $207,000 for six months ended June 30, 2015 compared to a benefit from taxes of approximately $141,000 for six months ended June 30, 2014, a change of $348,000 primarily resulting from prior year over accruals.

Net loss for the six months ended June 30, 2015 was $(497,000), a decrease of $1,454,000, or 151.9%, compared to net income of $957,000 for the six months ended June 30, 2014. The decrease in net income results primarily from the impact of the loss incurred at our Turbine Engine Components segment and the tax effects discussed above.

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

Our Loan Facility with PNC was amended four times during the period from April 1, 2014 through June 30, 2015, including on March 1, 2015 in connection with the acquisition of Sterling, and most recently on August 10, 2015. The amendment entered into on August 10, 2015 provides for maximum borrowings of approximately $38,000,000.

The Loan Facility now provides for maximum borrowings under a revolving loan of $28,000,000 (including an inventory sub-limit of $15,000,000) limited to the borrowing base as defined and four term loans, Term Loan A, initially in the amount of $2,613,000, Term Loan B which was issued October 1, 2014 in connection with the acquisition of AMK, initially in the amount of $3,500,000, Term Loan C which was issued December 31, 2014 to satisfy the seller note issued in connection with the acquisition of AMK, initially in the amount of $2,500,000, and Term Loan D which was issued on March 9, 2015 in connection with the acquisition of Sterling, initially in the amount of $3,500,000.

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

The maturity date of Term Loan B is the last business day of November 2019, and it is to be paid in sixty consecutive monthly principal installments, which commenced on the first business day of December 2014, and continue on the first business day of each month thereafter. The first fifty-nine of the installments shall be in the amount of $58,333, with a sixtieth and final payment of any unpaid principal and interest on the last business day of November 2019.

The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722, with a seventy-second and final payment of any unpaid principal and interest on the first business day of January 2021.

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

As of June 30, 2015, our debt for borrowed monies in the amount of $37,444,000 consisted of the revolving credit note due to PNC in the amount of $23,000,000, the term loans due to PNC in the amount of $10,960,000, and capitalized lease obligations of $3,484,000. This represents an increase of $9,723,000 in our debt for borrowed monies at December 31, 2014 of $27,721,000, when the revolving note due to PNC was $17,672,000, the term loans due to PNC were $8,363,000, a note due the sellers of WMI had a balance of $41,000, and capitalized lease obligations were $1,645,000. The increase in the amount outstanding under the revolving credit note and term loans principally reflects amounts borrowed to support our acquisitions and the increase in our inventory.

Anticipated uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013. Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. We intend to pay a dividend of $0.15 per common share or $1,134,000 on August 12, 2015 to all shareholders of record as of the close of business on August 3, 2015.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Cash provided by (used in)
Operating activities	$(224,000)	$(384,000)
Investing activities	(5,546,000)	(4,620,000)
Financing activities	5,566,000	5,612,000
Net increase (decrease) in cash and cash equivalents	$(204,000)	$608,000

Cash Provided By (Used In) Operating Activities

Cash provided by (used in) operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the six months ended June 30, 2015, our net cash used in operating activities of $224,000 was comprised of a net loss of $497,000 less $2,282,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $2,555,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1,634,000, amortization of capitalized engineering costs, intangibles and other items of $848,000, bad debt expense of $51,000, and non-cash compensation of $54,000. These non-cash items were offset by $19,000 of deferred gain on the sale of real estate and $17,000 of deferred income taxes. The net increase in operating assets and liabilities consisted of a net increase in operating assets of $2,489,000 and a net increase in operating liabilities of $207,000. The net increase in operating assets was comprised of a decrease in accounts receivable of $1,921,000 due to the timing of shipments to and cash receipts from customers, an increase in inventory of $4,435,000, and a decrease in prepaid expenses and other assets of $25,000. The net increase in operating liabilities was comprised of decreases in accounts payable and accrued expenses of $34,000 due to the timing of the receipt and payment of invoices, a decrease in income taxes payable of $71,000, and increases in deferred rent of $17,000 and deferred revenue of $295,000.

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

For the six months ended June 30, 2015 cash used in investing activities was $5,546,000. This was comprised of $4,825,000 for the acquisition of Sterling, net of cash acquired, $350,000 for capitalized engineering costs and $371,000 for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and dividend payments.

For the six months ended June 30, 2015, cash provided by financing activities was $5,566,000. This was comprised of additional borrowings of $3,500,000 under our term loans and $5,329,000 under our revolving credit facility, and $500,000 from the refinance of capital leases, partially offset by repayments on our term loans of $903,000, capital lease obligations of $267,000, $41,000 paid to the former shareholders of WMI, $2,200,000 used for dividends, deferred financing costs of $322,000 and $30,000 related to lease impairment.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of June 30, 2015 and December 31, 2014.

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

In February 2015, the FASB issued amended guidance to the consolidation standard which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This amended guidance will be effective for the Company beginning fiscal year 2016. Early adoption is permitted. The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value when the FIFO or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. Earlier adoption is permitted. The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance and creates ASC 606, “Revenue from Contracts with Customers.” On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year and the amendments are now effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact on its consolidated financial statements.

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

Item 6. Exhibits

10.1	Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement.

10.2	Fourth Amended and Restated Revolving Credit Note.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: August 12, 2015

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ James Sartori
James Sartori Chief Accounting Officer (Principal Financial Officer)