Form 10-Q
period 2015-09-30
AIR INDUSTRIES GROUP
filed 2015-11-16
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

360 Motor Parkway, Suite 100, Hauppauge, New York 11788
(Address of principal executive offices)

(631) 881-4920
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer" "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer ☐           Accelerated filer ☐

      Non-accelerated filer (do not check if smaller reporting company) ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of November 10, 2015, the registrant had outstanding 7,560,040 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	2

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$791,000	$1,418,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,009,000 and $1,566,000, respectively	13,966,000	11,916,000
Inventory	38,932,000	28,391,000
Deferred Tax Asset	1,545,000	1,421,000
Prepaid Expenses and Other Current Assets	823,000	875,000
Total Current Assets	56,057,000	44,021,000

Property and Equipment, Net	15,967,000	9,557,000
Capitalized Engineering Costs, Net of Accumulated Amortization of $4,492,000 and $4,184,000, respectively	939,000	712,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,205,000	825,000
Intangible Assets, Net	4,192,000	4,513,000
Deferred Tax Asset	1,484,000	858,000
Goodwill	9,324,000	5,434,000
TOTAL ASSETS	$89,168,000	$65,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$39,401,000	$19,508,000
Accounts Payable and Accrued Expenses	13,327,000	6,948,000
Lease Impairment - Current Portion	12,000	56,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	893,000	158,000
Dividends Payable	1,134,000	1,066,000
Income Taxes Payable	-	71,000
Total Current Liabilities	54,805,000	27,845,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	3,785,000	8,213,000
Lease Impairment - Net of Current Portion	4,000	4,000
Deferred Gain on Sale - Net of Current Portion	381,000	409,000
Deferred Rent	1,202,000	1,177,000
TOTAL LIABILITIES	60,177,000	37,648,000

Commitments and Contingencies

Stockholders' Equity
Common Stock - Par Value $.001 - Authorized 25,000,000 Shares, 7,559,501 and 7,108,677 Shares Issued and Outstanding as of September 30, 2015 and December 31, 2014, respectively	7,000	7,000
Additional Paid-In Capital	43,669,000	42,790,000
Accumulated Deficit	(14,685,000)	(14,525,000)
TOTAL STOCKHOLDERS' EQUITY	28,991,000	28,272,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,168,000	$65,920,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$21,076,000	$15,154,000	$56,944,000	$43,967,000

Cost of Sales	16,898,000	11,597,000	44,500,000	33,012,000

Gross Profit	4,178,000	3,557,000	12,444,000	10,955,000

Operating Expenses	4,152,000	2,997,000	11,880,000	8,909,000

Income from Operations	26,000	560,000	564,000	2,046,000

Interest and Financing Costs	(451,000)	(260,000)	(1,341,000)	(867,000)

Other Income (Expense), Net	36,000	(1,000)	98,000	(64,000)

Income (Loss) before Income Taxes	(389,000)	299,000	(679,000)	1,115,000

Benefit from Income Taxes	726,000	81,000	519,000	222,000

Net Income (Loss)	$337,000	$380,000	$(160,000)	$1,337,000

Income (Loss) per share - basic	$0.04	$0.05	$(0.02)	$0.21
Income (Loss) per share - diluted	$0.04	$0.05	$(0.02)	$0.20

Weighted average shares outstanding - basic	7,559,501	7,092,655	7,450,707	6,415,402
Weighted average shares outstanding - diluted	7,686,287	7,388,686	7,450,707	6,711,742

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30,
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(160,000)	$1,337,000
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation of property and equipment	2,679,000	1,680,000
Amortization of intangible assets	923,000	872,000
Amortization of capitalized engineering costs	238,000	306,000
Bad debt expense	76,000	299,000
Non-cash compensation expense	77,000	25,000
Amortization of deferred financing costs	142,000	33,000
Gain on sale of real estate	(28,000)	(28,000)
Deferred income taxes	(650,000)	(1,021,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(114,000)	(119,000)
Inventory	(10,291,000)	(4,401,000)
Prepaid expenses and other current assets	12,000	332,000
Deposits and other assets	(108,000)	(85,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	5,065,000	(795,000)
Deferred rent	26,000	56,000
Income taxes payable	(71,000)	(1,114,000)
Deferred revenue	735,000	(77,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,449,000)	(2,700,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(6,945,000)	(4,476,000)
Cash acquired in acquisitions	605,000	5,000
Capitalized engineering costs	(465,000)	(247,000)
Purchase of property and equipment	(967,000)	(384,000)
NET CASH USED IN INVESTING ACTIVITIES	(7,772,000)	(5,102,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - sellers	(41,000)	(513,000)
Capital lease obligations	(487,000)	(248,000)
Note payable - revolver	10,328,000	3,202,000
Proceeds from note payable - term loans	3,500,000	1,328,000
Payments of note payable - term loans	(1,466,000)	(759,000)
Deferred financing costs	(362,000)	(25,000)
Payments related to lease impairment	(44,000)	(55,000)
Dividends paid	(3,334,000)	(2,683,000)
Proceeds from capital lease refinance	500,000	-
Proceeds from Registered Offering	-	9,530,000
Costs to raise capital	-	(968,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,594,000	8,809,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(627,000)	1,007,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,418,000	561,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$791,000	$1,568,000

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2015	2014

Supplemental cash flow information
Cash paid during the period for interest	$1,172,000	$753,000

Supplemental cash flow information
Cash paid during the period for income taxes	$445,000	$2,011,000

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$1,134,000	$-

Acquisition of property and equipment financed by capital lease	$1,811,000	$-

Conversion of Junior Subordinated Notes	$-	$1,000,000

Purchase of assets of Compac and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$406,000	$-
Intangible assets	600,000	-
Goodwill	560,000	-
Liabilities assumed	(95,000)	-
Cash paid for acquisition	$1,471,000	$-

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$8,281,000	$-
Goodwill	3,346,000	-
Cash acquired	588,000	-
Liabilities assumed	(2,538,000)	-
Common stock issued	(4,203,000)	-
Cash paid for acquisition	$5,474,000	$-

Purchase of stock of Woodbine Products and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$471,000
Goodwill	-	2,402,000
Liabilities assumed	-	(19,000)
Common stock issued	-	(290,000)
Cash paid for acquisition	$-	$2,564,000

Purchase of stock of Eur-Pac Corporation and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$409,000
Goodwill	-	1,659,000
Liabilities assumed	-	(170,000)
Common stock issued	-	(195,000)
Cash paid for acquisition	$-	$1,703,000

Purchase of stock of Electronic Connection Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$129,000
Goodwill	-	106,000
Cash acquired	-	5,000
Liabilities assumed	-	(31,000)
Cash paid for acquisition	$-	$209,000

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

The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining, Corp. (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”) effective April 1, 2014, Eur-Pac Corporation (“Eur-Pac” or “EPC”) effective June 1, 2014, Electronic Connection Corporation (“ECC”) effective September 1, 2014, AMK Welding, Inc. (“AMK”) effective October 1, 2014, The Sterling Engineering Corporation ("Sterling") effective March 1, 2015, and Compac Development Corporation (“Compac”) effective September 1, 2015 (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Note 2. ACQUISITIONS

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board ("FASB") ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of income.

Sterling
On March 1, 2015, the Company acquired all of the common stock of Sterling for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The cash consideration is subject to adjustment for working capital changes. The Company has also entered into employment and non-compete agreements for two and three year periods with three of the principals of Sterling. The Company financed the acquisition of Sterling with the proceeds from the issuance of Term Loan D (see Note 6).

At the time of acquisition, Sterling had capital lease obligations for equipment with a remaining balance of approximately $1.3 million. On April 21, 2015, the Company refinanced the $1.3 million capital lease obligation with the same financing company. This refinancing generated approximately $500,000 of cash for the Company. The Company is still in the process of finalizing the fair values of the Sterling acquisition transaction and is still in the measurement period as defined under ASC 805. Accordingly, during the nine months ended September 30, 2015, the Company had a revision to the previously recorded purchase price allocation, and has increased the fair value of the goodwill acquired by $1.3 million with a corresponding increase in capital lease obligations. At the date of the capital lease refinancing transaction, the Company had approximately $1.8 million due under the refinanced obligation. This capital lease obligation has been accounted for and summarized with the remainder of the Company's capital leases as disclosed in Note 6.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sterling founded in 1941 manufactures components for aircraft and ground turbine engines.

The acquisition of Sterling was accounted for under ASC 805. The provisional purchase price allocation is set forth below.

Fair value of tangible assets acquired	$8,281,000
Goodwill	3,346,000
Cash acquired	588,000
Liabilities assumed	(2,538,000)
Total	$9,677,000

Compac
On September 1, 2015, the Company, through its wholly-owned subsidiary WMI, acquired certain assets, including production equipment, inventory and intangible assets, of Compac in an asset acquisition for $1.2 million in cash plus a working capital adjustment of $271,000.

Compac located in Bay Shore, New York specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components.

In connection with the asset purchase, the Company has assumed Compac’s lease for its Bay Shore facility which extends through April 30, 2018 and has annual rent of approximately $80,000, which is offset by rent received from the sub-tenant of approximately $20,000 per year.

The acquisition of Compac was accounted for under ASC 805. The provisional purchase price allocation is set forth below.

Fair value of tangible assets acquired	$406,000
Intangible assets	600,000
Goodwill	560,000
Liabilities assumed	(95,000)
Total	$1,471,000

The below table sets forth selected proforma financial information as if AMK and Sterling were owned for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended

	September 30, 2015	September 30, 2014
Net Sales	$21,076,000	$19,651,000
Income (loss) from operations	$26,000	$869,000

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net Sales	$58,783,000	$54,865,000
Income (loss) from operations	$711,000	$1,482,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table sets forth selected financial information for the 2014 and 2015 acquisitions, which are included in our reported results of operations, for the three and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015
	WPI	EPC	ECC	AMK	Sterling	Compac

Net Sales	$282,000	$1,363,000	$147,000	$1,129,000	$1,853,000	$86,000
Income (loss) from operations	$72,000	$(184,000)	$44,000	$(193,000)	$(570,000)	$3,000

Three Months Ended September 30, 2014
	WPI	EPC	ECC	AMK	Sterling	Compac

Net Sales	$264,000	$1,341,000	$65,000	-	-	-
Income (loss) from operations	$54,000	$481,000	$10,000	-	-	-

Nine Months Ended September 30, 2015
	WPI	EPC	ECC	AMK	Sterling	Compac

Net Sales	$639,000	$3,269,000	$504,000	$3,043,000	$5,152,000	$86,000
Income (loss) from operations	$177,000	$(79,000)	$152,000	$(1,299,000)	$(585,000)	$3,000

Nine Months Ended September 30, 2014
	WPI	EPC	ECC	AMK	Sterling	Compac

Net Sales	$803,000	$1,618,000	$65,000	-	-	-
Income (loss) from operations	$234,000	$577,000	$10,000	-	-	-

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. AMK is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers. Sterling manufactures components for aircraft and ground turbine engines. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

Inventory Valuation

Inventory at September 30, 2015 and 2014 was computed using the “gross profit” method.

The Company valued inventory at December 31, 2014 at the lower of cost on a first-in-first-out basis or market.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There were four customers that represented 62.1% and three customers that represented 68.3% of total sales for the three months ended September 30, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2015	2014
	(unaudited)	(unaudited)
1	17.3	**
2	17.0	27.6
3	14.9	30.1
4	12.9	**
5	*	10.6

* Customer was less than 10% of sales for the three months ended September 30, 2015
** Customer was less than 10% of sales for the three months ended September 30, 2014

There were four customers that represented 55.3% and two customers that represented 48.8% of total sales for the nine months ended September 30, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2015	2014
	(unaudited)	(unaudited)
1	18.8	30.0
2	15.3	18.8
3	11.1	**
4	10.1	**

** Customer was less than 10% of sales for the nine months ended September 30, 2014

There were two customers that represented 43.6% of gross accounts receivable and three customers that represented 50.4% of gross accounts receivable at September 30, 2015 and December 31, 2014, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September	December
	2015	2014
	(unaudited)
1	22.8	11.4
2	20.8	29.0
3	*	10.0

* Customer was less than 10% of Gross Accounts Receivable at September 30, 2015

During the nine months ended September 30, 2015 and 2014, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	7,559,501	7,092,655	7,450,707	6,415,402
Effect of dilutive stock options and warrants	126,786	296,031	-	296,340
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,686,287	7,388,686	7,450,707	6,711,742

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three and Nine Months Ended
	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Stock Options	258,391	17,048
Warrants	46,800	46,800
	305,191	63,848

The following table sets forth options and warrants which were excluded from the diluted per share calculation for the nine months ended September 30, 2015 even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

Stock Options	322,675
Warrants	117,785
440,460

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $23,000 and $10,000 for the three months ended September 30, 2015 and 2014, respectively, and $77,000 and $25,000 for the nine months ended September 30, 2015 and 2014, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $9,324,000 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-Pac ($1,656,000), ECC ($109,000), AMK ($635,000), Sterling ($3,346,000) and Compac ($560,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at September 30, 2015 and December 31, 2014.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments”. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.

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

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Land	$500,000	$200,000
Buildings and Improvements	3,353,000	1,680,000	31.5 years
Machinery and Equipment	14,906,000	12,514,000	5 - 8 years
Capital Lease Machinery and Equipment	5,412,000	1,800,000	5 - 8 years
Tools and Instruments	6,476,000	5,566,000	1.5 - 7 years
Automotive Equipment	192,000	162,000	5 years
Furniture and Fixtures	370,000	275,000	5 - 8 years
Leasehold Improvements	702,000	646,000	Term of Lease
Computers and Software	382,000	372,000	4-6 years
Total Property and Equipment	32,293,000	23,215,000
Less: Accumulated Depreciation	(16,326,000)	(13,658,000)
Property and Equipment, net	$15,967,000	$9,557,000

Depreciation expense for the three months ended September 30, 2015 and 2014 was approximately $1,045,000 and $512,000, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was approximately $2,679,000 and $1,680,000, respectively.

Note 5. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Customer Relationships	$6,555,000	$6,255,000	5 to 14 years
Trade Names	1,480,000	1,280,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,860,000	8,260,000
Less: Accumulated Amortization	(4,668,000)	(3,747,000)
Intangible Assets, net	$4,192,000	$4,513,000

Amortization expense for the three months ended September 30, 2015 and 2014 was approximately $309,000 and $291,000, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $923,000 and $872,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$28,000,000	$17,672,000
Term loans, PNC	10,396,000	8,363,000
Capital lease obligations	4,790,000	1,645,000
Notes payable to sellers of WMI	-	41,000
Subtotal	43,186,000	27,721,000
Less: Current portion of notes and capital lease obligations	(39,401,000)	(19,508,000)
Notes payable and capital lease obligations, net of current portion	$3,785,000	$8,213,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Company entered into the latest amendment to the Loan Facility in August 2015 and paid an amendment fee of $40,000. The Loan Facility now provides for maximum borrowings of approximately $38,000,000 consisting of the following at September 30, 2015:

(i)	a $28,000,000 revolving loan (includes inventory sub-limit of $15,000,000) and
(ii)	Four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D).

Under the terms of the Loan Facility the revolving credit note now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans. Prior to the amendment the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans. The revolving credit note had an interest rate of 4.00% per annum at September 30, 2015 and December 31, 2014, and an outstanding balance of $28,000,000 and $17,672,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loans and we then borrow according to a borrowing base. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed an additional $1,328,000 to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A now consists of thirty-two consecutive monthly principal installments, the first thirty-one of which shall be in the amount of $31,859 commencing on the first business day of May 2014, and continuing on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At September 30, 2015 and December 31, 2014, the balance due under Term Loan A was $2,134,000 and $2,421,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine of which shall be in the amount of $58,333 commencing on the first business day of December 2014, and continuing on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. At September 30, 2015 and December 31, 2014, the balance due under Term Loan B was $2,917,000 and $3,442,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At September 30, 2015 and December 31, 2014, the balance due under Term Loan C was $2,222,000 and $2,500,000, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen of which shall be in the amount of $62,847 commencing on the first business day of April 2015, and continuing on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At September 30, 2015, the balance due under Term Loan D was $3,123,000.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of September 30, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. Because the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and, PNC, at its option, may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of the date of issuance of the accompanying financial statements, PNC has not given such notice. In addition, the Company has received a draft of a waiver of this covenant from PNC and is in negotiations to finalize such waiver. At September 30, 2015, the Company was in compliance with all other terms of the Loan Facility. As of December 31, 2014, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of September 30, 2015, the scheduled future minimum principal payments for the term loans are as follows, however as discussed above, the balance of the term loans have been classified as current:

For the twelve months ending	Amount
September 30, 2016	$2,253,000
September 30, 2017	5,238,000
September 30, 2018	1,117,000
September 30, 2019	1,117,000
September 30, 2020	533,000
Thereafter	138,000
PNC Term Loans payable	10,396,000
Less: Current portion	(10,396,000)
Long-term portion	$-

Interest expense related to these credit facilities amounted to approximately $385,000 and $186,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,045,000 and $597,000 for the nine months ended September 30, 2015 and 2014, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. Each lease has a bargain purchase option exercisable at the termination of the lease. Capital lease obligations totaled $4,790,000 and $1,645,000 as of September 30, 2015 and December 31, 2014, respectively, with various interest rates ranging from approximately 4% to 7%.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
September 30, 2016	$1,236,000
September 30, 2017	1,236,000
September 30, 2018	1,236,000
September 30, 2019	1,063,000
September 30, 2020	609,000
Thereafter	-
Total future minimum lease payments	5,380,000
Less: imputed interest	(590,000)
Less: current portion	(1,005,000)
Total Long Term Portion	$3,785,000

Notes Payable - Sellers

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (the “Note”) to the former stockholders of Welding. At December 31, 2014, the balance owed under the Note was $41,000. On January 5, 2015 the remaining balance of $41,000 was paid and the obligation was extinguished.

Interest expense related to the Note was $0 and $6,000 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $27,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

In conjunction with the Private Placement of our common stock to raise money for the NTW Acquisition, the Company solicited the holders of our Junior Subordinated Notes to convert their notes to Common Stock at a price of $6.00 per share. On September 29, 2012, the Company issued 867,461 shares of its Common Stock in exchange for approximately $5,204,000 of its Junior Subordinated Notes. On July 26, 2012, the Company repaid $115,000 of its Junior Subordinated Notes along with the accrued interest thereon of approximately $1,000.

The due dates of the remaining Junior Subordinated Notes were extended from November 18, 2013 to mature on November 30, 2016 and are subordinated to the Company's obligations to PNC. The Junior Subordinated Notes were satisfied in September 2014.

Interest expense on the Junior Subordinated Notes amounted to $0 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $61,000 for the nine months ended September 30, 2015 and 2014, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the nine months ended September 30, 2015, the Company issued 25,819 shares of its common stock pursuant to the cashless exercise of Stock Options.

On March 1, 2015, in connection with the acquisition of Sterling, the Company issued 425,005 shares of its common stock to the former stockholders of Sterling.

Dividends

On October 16, 2015, the Board of Directors approved a quarterly dividend of $0.15 per common share or $1,134,000 to be paid on December 1, 2015 to all shareholders of record as of November 23, 2015, which the Company has recorded as a liability as of September 30, 2015.

On August 12, 2015, the Company paid a dividend equal to $0.15 per common share or $1,134,000 to all shareholders of record as of August 3, 2015.

On April 24, 2015 the Company paid a dividend equal to $0.15 per common share or $1,134,000 to all shareholders of record as of April 13, 2015.

On January 15, 2015 the Company paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015.

Stock Options

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan is virtually identical to the Company’s 2013 Equity Incentive Plan. The proposal to accept the 2015 Plan was approved by affirmative vote of the Company’s stockholders on June 25, 2015. The Plan authorized the grant of rights with respect to up to 350,000 shares. No stock options have been issued under the Plan as of September 30, 2015.

Note 8. INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2015 and 2014 is set forth below:

	2015	2014
	(unaudited)	(unaudited)
Current
Federal	$117,000	$1,061,000
State	14,000	18,000
Prior year (over) under accruals Federal	-	10,000
State	-	(290,000)
Total Current Expense	131,000	799,000
Deferred Tax Benefit	(650,000)	(1,021,000)
Net Benefit from Income Taxes	$(519,000)	$(222,000)

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of September 30, 2015 and December 31, 2014 are set forth below:

	September 30,	December 31,
	2015	2014
	(unaudited)
Deferred tax assets:
Current:
Bad debts	$404,000	$650,000
Inventory - 263A adjustment	1,132,000	762,000
Account payable, accrued expenses and reserves	9,000	9,000
Total current deferred tax asset before valuation allowance	1,545,000	1,421,000
Valuation allowance	-	-
Total current deferred tax asset after valuation allowance	$1,545,000	$1,421,000

Non-Current:
Capital loss carry forwards	$1,088,000	$1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	558,000	527,000
Capitalized engineering costs	508,000	522,000
Deferred rent	481,000	483,000
Amortization - NTW Transaction	862,000	663,000
Lease impairment	5,000	22,000
Deferred gain on sale of real estate	167,000	179,000
Other	100,000	-
Total non-current deferred tax assets before valuation allowance	3,773,000	3,488,000
Valuation allowance	(1,092,000)	(1,092,000)
Total non-current deferred tax assets after valuation allowance	$2,681,000	$2,396,000

Non-current deferred tax liabilities:
Property and equipment	$(774,000)	$(1,082,000)
Goodwill - NTW Transaction	(15,000)	(11,000)
Goodwill - AMK Transaction	(17,000)	(4,000)
Amortization - Welding Transaction	(391,000)	(441,000)
Total non-current deferred tax liability	(1,197,000)	(1,538,000)

Net non-current deferred tax asset	$1,484,000	$858,000

During the nine months ended September 30, 2015 and 2014, the Company provided a valuation allowance on the deferred tax assets related to capital loss and section 1231 loss carryforwards. The valuation allowance at both September 30, 2015 and December 31, 2014 amounted to $1,092,000. Management believes that the remainder of the net deferred tax assets are more likely than not to be realized.

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, Miller Stuart, Eur-Pac, ECC and Compac; and Turbine Engine Components which consists of AMK and Sterling.

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed.

Effective January 1, 2015, all operating costs are allocated to the Company’s operating segments. Prior to January 1, 2015, certain operating costs that were not directly attributable to a particular segment were included in corporate and presented as an independent segment. Results for the three and nine months ended September 30, 2014 have been reclassified to conform to the current period presentation.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company’s operating segments for the three and nine months ended September 30, 2015 and 2014 are as follows:

		Three Months Ended September 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$10,687,000	$10,409,000
	Gross Profit	2,568,000	2,028,000
	Pre Tax Income (Loss)	549,000	174,000
	Assets	47,811,000	40,309,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	7,408,000	4,745,000
	Gross Profit	1,449,000	1,529,000
	Pre Tax Income (Loss)	(126,000)	125,000
	Assets	22,683,000	18,362,000

TURBINE ENGINE COMPONENTS
	Net Sales	2,981,000	-
	Gross Profit	161,000	-
	Pre Tax Income (Loss)	(812,000)	-
	Assets	18,078,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	596,000	445,000

CONSOLIDATED
	Net Sales	21,076,000	15,154,000
	Gross Profit	4,178,000	3,557,000
	Pre Tax Income (Loss)	(389,000)	299,000
	Benefit from Income Taxes	726,000	81,000
	Net Income (Loss)	337,000	380,000
	Assets	$89,168,000	$59,116,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Nine Months Ended September 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$29,281,000	$31,870,000
	Gross Profit	6,886,000	7,340,000
	Pre Tax Income (Loss)	733,000	1,473,000
	Assets	47,811,000	40,309,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	19,468,000	12,097,000
	Gross Profit	5,008,000	3,615,000
	Pre Tax Income (Loss)	598,000	(358,000)
	Assets	22,683,000	18,362,000

TURBINE ENGINE COMPONENTS
	Net Sales	8,195,000	-
	Gross Profit	550,000	-
	Pre Tax Income (Loss)	(2,010,000)	-
	Assets	18,078,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	596,000	445,000

CONSOLIDATED
	Net Sales	56,944,000	43,967,000
	Gross Profit	12,444,000	10,955,000
	Pre Tax Income (Loss)	(679,000)	1,115,000
	Benefit from Income Taxes	519,000	222,000
	Net Income (Loss)	(160,000)	1,337,000
	Assets	$89,168,000	$59,116,000

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense aerospace and recently commercial aerospace businesses which have enabled us to broaden the range of products and services beyond those which were provided by AIM. For example, where AIM was primarily a machining shop, as a result of acquisitions, we now have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

In September 2012, we acquired the business and operations now conducted by Nassau Tool Works, Inc. (“NTW”) in an asset acquisition (the “NTW Acquisition”). We acquired the business and operations of Decimal Industries, Inc. (“Decimal”) in an asset acquisition on July 1, 2013 (the “Decimal Transaction”). The assets and business of Decimal Industries became part of our subsidiary, Welding Metallurgy, Inc. (“WMI”). On November 6, 2013, WMI acquired 100% of the stock of Miller Stuart Inc. (“MSI”).

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

-
In September 2015 our subsidiary WMI acquired the business and operations of Compac Development Corporation (“Compac”) in an asset acquisition. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components.

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

Segment Data

We follow Financial Accounting Standards Board ("FASB") ASC 280, “Segment Reporting” (“ASC 280”), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For the three and nine months ended September 30, 2015, we had three operating segments: Complex Machining comprised of AIM and NTW; Aerostructures and Electronics comprised of WMI (including Decimal and Woodbine Products), Eur-Pac (including ECC), MSI and Compac; and Turbine Engine Components comprised of AMK and Sterling. For the three and nine months ended September 30, 2014, we had four operating segments, AIM, WMI, NTW and Eur-Pac, and separately reported our corporate overhead (which was comprised of certain operating costs that were not directly attributable to a particular segment). Effective January 1, 2015, all operating costs are allocated to the Company’s three operating segments. Results for the three and nine months ended September 30, 2014 have been reclassified to conform to the current period presentation.

The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

     Three Months Ended September 30, 2015 and 2014:

	2015	2014
Net sales	$21,076,000	$15,154,000
Cost of sales	16,898,000	11,597,000
Gross profit	4,178,000	3,557,000
Operating expenses and interest costs	(4,603,000)	(3,257,000)
Other income (expense) net	36,000	(1,000)
Benefit from Income taxes	726,000	81,000
Net Income	$337,000	$380,000

         Nine Months Ended September 30, 2015 and 2014:

	2015	2014
Net sales	$56,944,000	$43,967,000
Cost of sales	44,500,000	33,012,000
Gross profit	12,444,000	10,955,000
Operating expenses and interest costs	(13,221,000)	(9,776,000)
Other income (expense) net	98,000	(64,000)
Benefit from Income taxes	519,000	222,000
Net Income (Loss)	$(160,000)	$1,337,000

Balance Sheet Data:

	September 30, 2015 (Unaudited)	December 31, 2014
Cash and cash equivalents	$791,000	$1,418,000
Working capital	1,252,000	16,176,000
Total assets	89,168,000	65,920,000
Total stockholders' equity	$28,991,000	$28,272,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

		Three Months Ended September 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$10,687,000	$10,409,000
	Gross Profit	2,568,000	2,028,000
	Pre Tax Income (Loss)	549,000	174,000
	Assets	47,811,000	40,309,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	7,408,000	4,745,000
	Gross Profit	1,449,000	1,529,000
	Pre Tax Income (Loss)	(126,000)	125,000
	Assets	22,683,000	18,362,000

TURBINE ENGINE COMPONENTS
	Net Sales	2,981,000	-
	Gross Profit	161,000	-
	Pre Tax Income (Loss)	(812,000)	-
	Assets	18,078,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	596,000	445,000

CONSOLIDATED
	Net Sales	21,076,000	15,154,000
	Gross Profit	4,178,000	3,557,000
	Pre Tax Income (Loss)	(389,000)	299,000
	Benefit from Income Taxes	726,000	81,000
	Net Income	337,000	380,000
	Assets	$89,168,000	$59,116,000

Net Sales:

Consolidated net sales for the three months ended September 30, 2015 were approximately $21,076,000, an increase of $5,922,000, or 39.1%, compared with $15,154,000 for the three months ended September 30, 2014. The increase in net sales resulted primarily from our Turbine Engine Components segment which generated $2,981,000 in sales as a result of the acquisitions of AMK and Sterling; an increase of $2,663,000 in sales in our Aerostructures & Electronics segment primarily as a result of the acquisitions of EPC and ECC; and an increase in our Complex Machining segment of $278,000.

As indicated in the table below, four customers represented 62.1% and three customers represented 68.3% of total sales for the three months ended September 30, 2015 and 2014, respectively.

Customer	Percentage of Sales
	2015	2014
Northrup Grumman Corporation	17.3	**
Sikorsky Aircraft	17.0	27.6
Goodrich Landing Gear Systems	14.9	30.1
United States Department of Defense	12.9	**
GKN Aerospace	*	10.6

* Customer was less than 10% of sales for the three months ended September 30, 2015 ** Customer was less than 10% of sales for the three months ended September 30, 2014

Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2015 was $4,178,000 an increase of approximately $621,000, or 17.5%, as compared to gross profit of $3,557,000 for the three months ended September 30, 2014. Consolidated gross profit as a percentage of sales was 19.8% and 23.5% for the three months ended September 30, 2015 and 2014, respectively. The increase in gross profit results primarily from the operations of our Complex Machining segment which had increased gross profit of $540,000, and from our Turbine Engine Components segment which had gross profit of $161,000, reflecting the acquisitions of AMK and Sterling, offset by a decline in our Aerospace and Electronics segment gross profit of $80,000. The decline in the gross profit percentage was primarily the result of billings for materials to customers at cost in our Aerospace and Electronics segment.

Operating Expenses:

Consolidated Operating Expenses for the three months ended September 30, 2015 were $4,152,000 and increased by $1,155,000, or 38.5%, compared to $2,997,000 for the three months ended September 30, 2014. The increase reflects approximately $974,000 resulting from the acquisitions completed subsequent to September 30, 2014.

Interest and financing costs for the three months ended September 30, 2015 were approximately $451,000 an increase of approximately $191,000, or 73.5% compared to $260,000 for the three months ended September 30, 2014. The increase results from additional amounts of debt outstanding due to acquisitions and increases in inventory.

Income (loss) before income taxes for the three months ended September 30, 2015 was $(389,000), a decrease of $688,000, or 230.1%, compared to income before income taxes of $299,000 for the three months ended September 30, 2014. The consolidated pre-tax loss is primarily due to the ($812,000) loss at our Turbine Engine Components segment which began operations in late 2014 with the acquisition of AMK and expanded in 2015 when Sterling was acquired. AMK and Sterling have yet to reach their anticipated potential. Our Aerostructures & Electronics segment experienced a pre-tax loss of ($126,000) – a decrease of $251,000 versus 2014. Our Complex Machining segment had pre-tax income of $549,000 – an increase of $375,000 versus 2014.

The Company recognized a benefit from taxes of $726,000 for three months ended September 30, 2015 compared to a benefit from taxes of approximately $81,000 for three months ended September 30, 2014, an increase of $645,000. The income tax benefit in 2015 resulted primarily from an increase in the net book value of assets acquired in recent years versus the corresponding tax basis of those assets and increased capitalization of IRC section 263A costs instead of being expensed in the current period. The income tax benefit in 2014 resulted primarily from the reversal of prior year over accruals.

Net income for the three months ended September 30, 2015 was $337,000, a decrease of $43,000, or 11.3%, compared to net income of $380,000 for the three months ended September 30, 2014. The decrease in net income results primarily from the impact of the loss incurred at our Turbine Engine Components segment.

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

		Nine Months Ended September 30,
		2015	2014
		(unaudited)	(unaudited)
COMPLEX MACHINING
	Net Sales	$29,281,000	$31,870,000
	Gross Profit	6,886,000	7,340,000
	Pre Tax Income (Loss)	733,000	1,473,000
	Assets	47,811,000	40,309,000

AEROSTRUCTURES AND ELECTRONICS
	Net Sales	19,468,000	12,097,000
	Gross Profit	5,008,000	3,615,000
	Pre Tax Income (Loss)	598,000	(358,000)
	Assets	22,683,000	18,362,000

TURBINE ENGINE COMPONENTS
	Net Sales	8,195,000	-
	Gross Profit	550,000	-
	Pre Tax Income (Loss)	(2,010,000)	-
	Assets	18,078,000	-

CORPORATE
	Net Sales	-	-
	Gross Profit	-	-
	Pre Tax Income (Loss)	-	-
	Assets	596,000	445,000

CONSOLIDATED
	Net Sales	56,944,000	43,967,000
	Gross Profit	12,444,000	10,955,000
	Pre Tax Income (Loss)	(679,000)	1,115,000
	Benefit from Income Taxes	519,000	222,000
	Net Income (Loss)	(160,000)	1,337,000
	Assets	$89,168,000	$59,116,000

Net Sales:

Consolidated net sales for the nine months ended September 30, 2015 were approximately $56,944,000, an increase of $12,977,000, or 29.5%, compared with $43,967,000 for the nine months ended September 30, 2014. The increase primarily resulted from sales at our Turbine Engine Components segment of $8,195,000 for the nine months ended September 30, 2015, reflecting the operations of AMK and Sterling, and an increase in net sales at our Aerostructures & Electronics segment of $7,371,000 resulting from an increase at MSI and the acquisitions of EPC and ECC. The net increase was partially offset by a decline in sales at our Complex Machining segment of $2,589,000. The parts manufactured by our Complex Machining segment tend to be larger, more complex and have higher unit prices than many of the parts supplied by our other segments. As a result, a small decline in the number of parts shipped can result in a significant reduction in sales. We believe that the decline in sales at our Complex Machining segment was due to budgetary constraints at the Department of Defense (“DoD”) commonly referred to as Sequestration. These budget constraints have cancelled or reduced some contracts and delayed others.

As indicated in the table below, four customers represented 55.3% and two customers represented 48.8% of total sales for the nine months ended September 30, 2015 and 2014, respectively.

Customer	Percentage of Sales
	2015	2014
Sikorsky Aircraft	18.8	30.0
Goodrich Landing Gear Systems	15.3	18.8
United States Department of Defense	11.1	**
Northrup Grumman Corporation	10.1	**

** Customer was less than 10% of sales for the nine months ended September 30, 2014
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2015 was $12,444,000 an increase of approximately $1,489,000, or 13.6%, as compared to gross profit of $10,955,000 for the nine months ended September 30, 2014. Consolidated gross profit as a percentage of sales was 21.9% and 24.9% for the nine months ended September 30, 2015 and 2014, respectively. The increase in gross profit dollars results from the acquisitions of AMK and Sterling in our Turbine Engine Components segment (segment gross profit was $550,000) and organic year-over-year growth in the Aerostructures and Electronics segment (up by $1,393,000). This was partially offset by a $454,000 reduction within our Complex Machining segment. The decline in the gross profit percentage was primarily the result of billings for materials to customers at cost in our Aerospace and Electronics segment.

Operating Expenses:

Consolidated Operating Expenses for the nine months ended September 30, 2015 totaled approximately $11,880,000 and increased by $2,971,000, or 33.3%, compared to $8,909,000 for the nine months ended September 30, 2014. The increase reflects approximately $2,479,000 resulting from the acquisitions completed subsequent to September 30, 2014. Additional expenses of $492,000 are the result of the full-year effect for entities acquired during 2014 but prior to September 30, 2014.

Interest and financing costs for the nine months ended September 30, 2015 were approximately $1,341,000 an increase of approximately $474,000, or 54.7% compared to $867,000 for the nine months ended September 30, 2014. The increase results from additional amounts of debt outstanding due to acquisitions and increases in inventory.

Income (loss) before income taxes for the nine months ended September 30, 2015 was $(679,000), a decrease of $1,794,000, or 160.9%, compared to income before income taxes of $1,115,000 for the nine months ended September 30, 2014. The decrease in income before income taxes results primarily from the pre-tax loss of $(2,010,000) at our Turbine Engine Components segment which began operations in late 2014 with the acquisition of AMK and expanded in 2015 when Sterling was acquired. AMK and Sterling have yet to reach their anticipated potential. Our Aerostructures & Electronics segment had increased pre-tax income of $956,000, and our Complex Machining segment had decreased pre-tax income of $740,000.

The Company recognized a benefit from taxes of $519,000 for nine months ended September 30, 2015 compared to a benefit from taxes of approximately $222,000 for nine months ended September 30, 2014, an increase of $297,000. The income tax benefit in 2015 resulted primarily from an increase in the net book value of assets acquired in recent years versus the corresponding tax basis of those assets and increased capitalization of IRC section 263A costs instead of being expensed in the current period. The income tax benefit in 2014 resulted primarily from the reversal of prior year over accruals.

Net loss for the nine months ended September 30, 2015 was $(160,000), a decrease of $1,497,000 or 111.9%, compared to net income of $1,337,000 for the nine months ended September 30, 2014. The decrease in net income results primarily from the impact of the loss incurred at our Turbine Engine Components segment.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow from PNC Bank N.A. ("PNC") to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our existing loan agreements with PNC. Our Company is required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease lending, we would lack funds to continue its operations.

Our Loan Facility with PNC was amended four times during the period from April 1, 2014 through September 30, 2015, including on March 1, 2015 in connection with the acquisition of Sterling, and most recently on August 10, 2015. The amendment entered into on August 10, 2015 provides for maximum borrowings of approximately $38,000,000.

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

As of September 30, 2015, our debt for borrowed monies in the amount of $43,186,000 consisted of the revolving credit note due to PNC in the amount of $28,000,000, the term loans due to PNC in the amount of $10,396,000, and capitalized lease obligations of $4,790,000. This represents an increase of $15,465,000 in our debt for borrowed monies at December 31, 2014 of $27,721,000, when the revolving note due to PNC was $17,672,000, the term loans due to PNC were $8,363,000, a note due the sellers of WMI had a balance of $41,000, and capitalized lease obligations were $1,645,000. The increase in the amount outstanding under the revolving credit note and term loans principally reflects amounts borrowed to support our acquisitions and the increase in our inventory.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of September 30, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. Because the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and, PNC, at its option, may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of the date of issuance of the accompanying financial statements, PNC has not given such notice. In addition, the Company has received a draft of a waiver of this covenant from PNC and is in negotiations to finalize such waiver. At September 30, 2015, the Company was in compliance with all other terms of the Loan Facility. As of December 31, 2014, the Company was in compliance with all terms of the Loan Facility.

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013. Subject to the discretion of our Board of Directors and compliance with PNC’s loan covenants, we intend to continue to make quarterly dividend payments on our common stock. We intend to pay a dividend of $0.15 per common share or $1,134,000 on December 1, 2015 to all shareholders of record as of November 23, 2015, and such amount has been reflected as a dividend payable in the Company’s Condensed Consolidated Balance Sheet at September 30, 2015.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash provided by (used in)
Operating activities	$(1,449,000)	$(2,700,000)
Investing activities	(7,772,000)	(5,102,000)
Financing activities	8,594,000	8,809,000
Net increase (decrease) in cash and cash equivalents	$(627,000)	$1,007,000

Cash Used In Operating Activities

Cash used in operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the nine months ended September 30, 2015, our net cash used in operating activities of $1,449,000 was comprised of a net loss of $160,000 less $4,746,000 of cash used by changes in operating assets and liabilities, plus adjustments for non-cash items of $3,457,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $2,679,000, amortization of capitalized engineering costs, intangibles and other items of $1,303,000, bad debt expense of $76,000, and non-cash compensation of $77,000. These non-cash items were offset by $28,000 of deferred gain on the sale of real estate and $650,000 of deferred income taxes. The net increase in operating assets and liabilities consisted of a net increase in operating assets of $10,501,000 and a net decrease in operating liabilities of $5,755,000. The net increase in operating assets was comprised of an increase in accounts receivable of $114,000 due to the timing of shipments to and cash receipts from customers, an increase in inventory of $10,291,000, and an increase in prepaid expenses and other assets of $96,000. The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $5,065,000 due to the timing of the receipt and payment of invoices, a decrease in income taxes payable of $71,000, and increases in deferred rent of $26,000 and deferred revenue of $735,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash payments for the businesses we acquired. A description of capitalized engineering costs can be found below and in Note 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2014.

For the nine months ended September 30, 2015 cash used in investing activities was $7,772,000. This was comprised of $6,945,000 for the acquisitions of Sterling and Compac, less cash acquired of $605,000, $465,000 for capitalized engineering costs and $967,000 for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and dividend payments.

For the nine months ended September 30, 2015, cash provided by financing activities was $8,594,000. This was comprised of additional borrowings of $3,500,000 under our term loans and $10,328,000 under our revolving credit facility, and $500,000 from the refinancing of capital leases, partially offset by repayments on our term loans of $1,466,000, capital lease obligations of $487,000, $41,000 paid to the former shareholders of WMI, $3,334,000 used for dividends, deferred financing costs of $362,000 and $44,000 related to lease impairment.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of September 30, 2015 and December 31, 2014.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments”. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2015

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ James Sartori
James Sartori Chief Accounting Officer (Principal Financial Officer)