Form 10-K
period 2015-12-31
AIR INDUSTRIES GROUP
filed 2016-04-04
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2015

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

As of June 30, 2015, the aggregate market value of our common stock held by non-affiliates was $68,233,558, based on 6,722,518 shares of outstanding common stock held by non-affiliates, and a price of $10.15 per share, which was the last reported sale price of our common stock on the NYSE MKT on that date.

There were a total of 7,560,040 shares of the registrant’s common stock outstanding as of March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

(ii)

PART I

ITEM 1.  BUSINESS

Introduction

As used in this report, unless otherwise stated or the context requires otherwise, the "Company" and terms such as "we," "us" "our," and "AIRI" refer to Air Industries Group, a Nevada corporation, and its directly and indirectly wholly-owned subsidiaries.

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

We became a public company in 2005 when our net sales were approximately $30 million.  At that time we had been manufacturing components and subassemblies for the defense and commercial aerospace industry for over 45 years and had established long term relationships with leading defense and aerospace manufacturers. On August 30, 2013, we reincorporated as a Nevada corporation and changed our name to Air industries Group.  Since becoming public we have completed a series of acquisitions of defense related businesses.  Since January 1, 2014, we have made the following acquisitions:

-	In April 2014, we acquired Woodbine Products, Inc. (“WPI”). WPI was founded in 1954 and is a fabricator of precision sheet metal assemblies for aerospace applications;
-
In June 2014, we acquired Eur-Pac Corporation (“Eur-Pac” or “EPC”). EPC was founded in 1947 and specializes in military packaging and supplies all branches of the United States Defense Department with ordnance parts and kits, hose assemblies, hydraulic, mechanical and electrical assemblies;

-	In September 2014, we acquired Electronic Connection Corporation (“ECC”). ECC was founded in 1989 and specializes in wire harnesses and leads for the aerospace and other industries;
-
In October 2014, we acquired AMK Welding, Inc. (“AMK"). AMK has been a provider of welding services to the aerospace industry since 1964. For more than ten years it was owned by Dynamic Materials Corporation and was part of what once was a group of aerospace companies owned by DMC;

-
In March 2015, we acquired Sterling Engineering Corporation (“Sterling”). Founded in 1941, Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers; and

-
In September 2015, we acquired Compac Development Corporation (“Compac”). Founded in 1976, Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components.

As a result of our acquisition program, including those noted above, our revenues in 2015, with a contribution of only $7,362,000 from Sterling and Compac, were $80,442,000.

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

Our Market

We operate in both the military and, to a lesser degree, commercial aviation industries. Defense revenues represent a preponderance of our sales. Our principal customers include Sikorsky Aircraft, Goodrich Landing Gear Systems, Northrop Grumman, the United States Department of Defense, GKN Aerospace, Lockheed, Boeing, Raytheon, Piper Aircraft, M7 Aerospace, Vought Aerospace, Ametek/Hughes-Treitler and Airbus.

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

The Department of Defense announced plans to significantly reduce spending beginning in Fiscal 2013.   In addition, on March 1, 2013, as a result of the continuing budget impasse, automatic government spending cuts termed the Sequester were implemented.  It appears that our revenues, particularly those of our Complex Machining segment, have been impacted by a slowing of orders in anticipation of a reduction or shift in the mix of defense spending and there can be no assurance that our financial condition and results of operations will not be materially adversely impacted by future reductions in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries, or the perception on the part of our customers that such changes are about to occur.  The President’s proposed budget for Fiscal 2016, which went into effect October 1, 2015, provides for an increase in defense spending.  Nevertheless, there can be no assurance that any such increase will increase demand for the products we supply or otherwise redound to our benefit.

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

The large prime contractors are increasingly seeking subcontractors who can supply and are qualified to integrate the fabrication of larger, more complex and more complete subassemblies. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects.  Successful positioning requires that we qualify to be a preferred supplier by achieving and maintaining independent third party quality approval certifications, specific customer quality system approvals and top supplier ratings through strong performance on existing contracts.  We believe that the various capabilities we have acquired through our acquisition program increase the likelihood we will qualify for and be awarded larger, more complex projects. As an example of our successful efforts to move up the supplier chain, our Aerostructures and Electronics segment  has grown from being a supplier of welding services to being a supplier of welding subassemblies and is now a product integrator, providing customers with complete structural assemblies.

As part of our effort to become a product integrator and increase our value to our customers, we have recruited personnel to fabricate complete, fully-assembled products, and, more recently, design products.  In our marketing efforts we let customers know that we now have employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle, and customers have now engaged us for these services.

As we acquire new businesses, we often gain new or enhanced technical capabilities. We seek to exploit these new capabilities by introducing to our customer newly acquired products and capabilities we previously lacked.  Businesses we acquire often bring to us customers we have not previously supplied and we market to these customers the products and services they need which we historically provided.  This marketing effort has enabled us to grow some of the businesses we acquired and increased our value to our customers.  For example, the acquisition of the business of Nassau Tool Works in 2012 expanded our capabilities in the “turning” of metal components. This enhanced capability was important in our Complex Machining segment winning a large multi-year commercial aerospace contract to supply Thrust Struts to a unit of UTAS for use in the Pratt & Whitney Geared Turbo Fan jet engine.

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

Our "firm backlog" includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 29, 2016, our 18-month "firm backlog" was approximately $81 million.

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

Future Expansion Strategy

Since the 1990s, the aerospace and defense industries have undergone radical consolidation and realignment. The largest prime contractors have merged or been acquired resulting in fewer, and much larger, entities. Some examples are Boeing which acquired McDonnell Douglas; Lockheed Martin, formed by Lockheed's acquisition of Martin Marietta, together with the aerospace divisions of General Dynamics; Northrop Grumman, which fused together Northrop, Grumman, Westinghouse and Litton Industries into one entity. Where once there were nine companies there are now just three. In November 2015, Lockheed Martin acquired Sikorsky from United Technologies.

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

Employees

As of March 1, 2016, we employed approximately 366 people. Of these, approximately 42 were in administration, 29 were in sales and procurement, and 295 were in manufacturing.

Air Industries Machining, one of the components of our Complex Machining segment, is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the "Union") with which we believe we maintain good relations. The Agreement, dated January 1, 2016, expires December 31, 2018 and covers all of AIM's production personnel, of which there are approximately 104 people. AIM is required to make a monthly contribution to each of the Union's United Welfare Fund and the United Services Worker's Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a "no-strike" clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

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

While we have increased our commercial aerospace and industrial business, a large percentage of our revenue is derived from products for US military aviation. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding. The Department of Defense announced plans to significantly reduce spending beginning in Fiscal 2014 and beyond. Reductions in United States Government spending on defense or future changes in the mix of defense products required by United States Government agencies could limit demand for our products, and may have a materially adverse effect on our operating results and financial condition.

On March 1, 2013, the US Government imposed across the board spending reductions commonly referred to as “the Sequester”. These included reductions in spending by the Department of Defense. During 2014 and 2015, we experienced a reduction in sales in our Complex Machining segment that we believe was the result of a slowing of orders as a result of the Sequester. In December 2015, the US Government agreed upon a spending budget for the Department of Defense for the 2016 and 2017 Fiscal Years and eliminated the Sequester. While we expect that spending will increase pursuant to these budgets, there can be no assurance that this increase will materialize or that it will lead to an increase in orders for our products.

We depend on revenues from a few significant relationships, in particular with United Technology Corporation. Any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We expect that our customer concentration will not change significantly in the near future. We derive most of our revenues from a small number of customers. Two customers represented approximately 35.9% and two customers represented approximately 47.3% of total sales for the years ended December 31, 2015 and 2014, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers.  We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

Our Complex Machining segment derives most of its revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft, the McDonnell Douglas (Boeing) C-17 Globemaster, the F-16 Falcon and the F-18 Hornet. Boeing closed its C-17 production line in 2015.. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

Some of the products we produce have long lead times.

Some of the products we produce, particularly those of our Complex Machining segment, require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise.  As a result, our inventory turns slowly and often represents more than 40% of our assets.   Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position or results of operations.

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

Our Indebtedness may limit our ability to pay dividends.

The terms of our Loan Facility with PNC requires that we maintain certain financial covenants and that we may pay a dividend only if after taking such dividend into effect we satisfy certain prescribed financial conditions. It is likely that any loan facility we might enter into in replacement of, or in addition to, the PNC Facility would contain similar provisions.

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

Our 2015 Equity Incentive Plan allows for the issuance of up to 350,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. Our 2013 Equity Incentive Plan allows for the issuance of up to 600,000 shares of common stock, either as stock grants or options, to employees, officers, directors, advisors and consultants of the company. As of December 31, 2015, we had outstanding under the 2013 Plan options to purchase 564,342 shares. The committee administering the Plan, which has sole authority and discretion to grant options under the Plan, may grant options which become immediately exercisable in the event of a change in control of our company and in the event of certain mergers and reorganizations. We also had outstanding as of December 31, 2015, warrants to purchase 164,585 shares of common stock. The issuance of shares of our common stock upon exercise of outstanding stock options and warrants, or the possible issuance of shares upon exercise of further stock options granted under our stock option plans, may limit the price that investors are willing to pay in the future for shares of our common stock and have the effect of delaying or preventing a change in control of our company, and the issuance of shares under the plan will decrease the amount of earnings and assets available for distribution to existing holders of our common stock and dilute their voting power.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 360 Motor Parkway, Suite 100, Hauppauge, New York 11788. We occupy our executive offices under a lease with approximately six years remaining in the term which ends January 2022.  The annual rent was $117,000 for the first lease year, decreased to $103,278 for the lease year which began in January 2016, increases by approximately 3% per annum each year thereafter until the seventh lease year when the rent will be approximately $103,000.

The operations of a portion of our Complex Machining segment are conducted on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet.

On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2015 was approximately $684,000 and increases by 3% each subsequent year. The lease grants us an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

The remaining portion of the operations of our Complex Machining segment are conducted in a 60,000 square foot facility in West Babylon, New York. The space is occupied under a lease which provides for an annual base rent of approximately $360,000 through October 30, 2018.

The operations of our Aerostructures and Electronics segment are principally conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which had an annual base rent of approximately $614,000 for 2015 and increases by an agreed upon amount each anniversary of the commencement of the lease through December 31, 2026.

The balance of our Aerostructures and Electronics segment are located in a 16,000 square foot facility in Waterbury, Connecticut. The space is occupied under a lease which has an annual base rent of approximately $115,000 and expires May 31, 2019; and a 9,200 square foot space in Bay Shore, New York. The space is occupied under a lease which has an annual base rent of approximately $70,000 and expires April 30, 2018

The operations of our Turbine Engine Components segment are conducted in a 33,850 square foot facility on a four acre parcel in South Windsor, Connecticut, which we own and a 74,923 square foot facility on a 24 acre parcel in Barkhamsted, Connecticut, which we own.

In March 2015, the property in South Windsor and the property in Barkhamsted were transferred to Air Realty Group, LLC, which is wholly owned by Air Industries Group.

On December 7, 2015, we entered into a contract with an unaffiliated third party pursuant to which the purchaser will acquire our South Windsor, Connecticut property for $1,700,000, subject to routine closing adjustments. The closing of the transaction is anticipated to occur in the first week of April 2016. Upon closing of the transaction, we will enter into a lease for the property with an initial term of 15 years, with an option to renew the lease for an additional five years.  In addition to rent, initially $155,000 per annum, subject to annual increase, we also will be responsible for real estate taxes and the maintenance of the buildings and the property.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is listed on the NYSE MKT under the symbol “AIRI.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common stock for the periods indicated as reported by Yahoo Finance.

	High	Low
Quarter Ended March 31, 2014	$9.64	$7.97
Quarter Ended June 30, 2014	$12.48	$9.50
Quarter Ended September 30, 2014	$11.00	$9.00
Quarter Ended December 31, 2014	$12.12	$9.80
Quarter Ended March 31, 2015	$10.52	$9.70
Quarter Ended June 30, 2015	$10.74	$9.91
Quarter Ended September 30, 2015	$10.13	$8.06
Quarter Ended December 31, 2015	$9.17	$6.98

Holders

On March 1, 2016, there were approximately 230 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013 through the third quarter of 2015. It has been our practice to pay cash dividends to our shareholders when our Board of Directors deemed appropriate. All determinations relating to our dividend policy are made at the discretion of our Board of Directors and depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Further, the payment of any cash dividends requires compliance with financial covenants of the loan agreement with our principal lender and, even if such financial covenants are met, since we are highly leveraged, our Board of Directors would consider any opinion our senior lender might express with regards to the payment of any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	564,342	$7.35	385,658
Equity compensation plans not approved by security holders	164,585	$7.85	None

Tot Total	728,927		385,658

Recent Sales of Unregistered Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered securities during the fiscal year ended December 31, 2015.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2015.

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

We became a public company in 2005 when our net sales were approximately $30 million.  At that time we had been manufacturing components and subassemblies for the defense and commercial aerospace industry for over 45 years and had established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense related businesses which have enabled us to broaden the range of products and services beyond those which we provide at the time we became a public company. Although prior to becoming a public comany, we were primarily a machining shop, as a result of acquisitions, we now have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

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

-	In September 2014 we acquired ECC. ECC specializes in wire harnesses and leads for the aerospace and other industries;
-	In October 2014 we acquired AMK. AMK has been a provider of welding services to the aerospace industry since 1964;
-	In March 2015, we acquired Sterling. Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers; and
-	In September 2015, we acquired Compac. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components.

As a result of the foregoing acquisitions, our revenues in 2015, with a contribution of $7,362,000 from Sterling and Compac, were $80,442,000.

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

Segment Data

We follow Financial Accounting Standards Board (“FASB”) ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

Results of Operations

The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition. Acquisitions completed since January 1, 2014, are shown below:

Acquisitions	Date of Acquisition
Woodbine Products, Inc.	April 1, 2014
Eur-Pac Corporation	June 1, 2014
Electronic Connection Corporation	September 1, 2014
AMK Welding, Inc.	October 1, 2014
The Sterling Engineering Corporation	March 1, 2015
Compac Development Corporation	September 1, 2015

Years ended December 31, 2015 and 2014:

Selected Financial Information:

	2015	2014
Net sales	$80,442,000	$64,331,000
Cost of sales	63,161,000	50,233,000
Gross profit	17,281,000	14,098,000
Operating expenses, acquisition costs and interest costs	(18,513,000)	(13,658,000)
Other income (expense) net	114,000	(141,000)
Income tax benefit	286,000	368,000
Net (loss) income	$(832,000)	$667,000

Balance Sheet Data:

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$529,000	$1,418,000
Working capital	2,166,000	16,132,000
Total assets	88,250,000	66,180,000
Total stockholders' equity	$28,805,000	$28,272,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2015	2014

COMPLEX MACHINING
Net Sales	$42,356,000	$44,220,000
Gross Profit	10,412,000	8,691,000
Pre Tax Income (Loss)	1,825,000	711,000
Assets	48,353,000	40,611,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	27,134,000	18,273,000
Gross Profit	6,553,000	4,812,000
Pre Tax Income (Loss)	386,000	(554,000)
Assets	20,229,000	16,788,000

TURBINE ENGINE COMPONENTS
Net Sales	10,952,000	1,838,000
Gross Profit	316,000	595,000
Pre Tax Income (Loss)	(3,329,000)	142,000
Assets	19,076,000	8,150,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Income (Loss)	-	-
Assets	592,000	631,000

CONSOLIDATED
Net Sales	80,442,000	64,331,000
Gross Profit	17,281,000	14,098,000
Pre Tax Income (Loss)	(1,118,000)	299,000
Benefit from Income Taxes	286,000	368,000
Net (Loss) Income	(832,000)	667,000
Assets	$88,250,000	$66,180,000

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

For 2015, we had three operating segments: Complex Machining comprised of AIM and NTW; Aerostructures and Electronics comprised of WMI (including Decimal and Woodbine), Eur-Pac (including ECC), MSI and beginning in October 2015, Compac; and Turbine Engine Components comprised of AMK and beginning in March 2015, Sterling.

Net Sales:

Consolidated net sales for the year ended December 31, 2015 were approximately $80,442,000, an increase of $16,111,000, or 25.0%, compared with $64,331,000 for the year ended December 31, 2014. Net sales of our Complex Machining segment were approximately $42,356,000, a decrease of $1,864,000, or 4.2%, from $44,220,000 in the prior year. The nature of the parts manufactured by our Complex Machining segment are such that they tend to be larger, more complex and higher priced than many of the parts supplied by our other segments.  For example, the landing gear for an F-18 fight aircraft can cost approximately $2,200,000; consequently, even a slight decline in the number of parts sold can lead to a significant decline in revenues and gross profit. The decline in sales at our Complex Machining segment was due to delays and reductions in government procurement orders due to Sequestration. Net sales of our Aerostructures and Electronics segment were approximately $27,134,000 and increased by $8,861,000, or 48.5%, from $18,273,000 in the prior year. This can be attributed to greater volume from Miller Stuart as well as acquisitions that took place during 2015 and 2014. Compac was acquired in September 2015 while full year contributions from Eur-Pac (June 2014) and ECC (September 2014) were experienced. Net sales in our Turbine Engine Components segment were approximately $10,952,000 and increased $9,114,000, or 495.9%, from $1,838,000 in the prior year. The increase during 2015 reflects the acquisition of Sterling Engineering and a full-year of AMK Welding which was acquired in October of 2014.

As indicated in the table below, four customers represented 59.3% and two customers represented 47.3% of total sales for the years ended December 31, 2015 and 2014, respectively.

Customer	Percentage of Sales
	2015	2014

Sikorsky Aircraft	20.5%	26.8
Goodrich Landing Gear Systems	15.4%	20.5
United States Department of Defense	12.0%	*
Northrup Grumman Corporation	11.4%	*

* Customer was less than 10% of sales for the year ended December 31, 2014.
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

As indicated in the table below, four customers represented 61.1% and three customers represented 50.4% of gross accounts receivable at December 31, 2015 and 2014, respectively.

Customer	Percentage of Receivables
	December	December
	2015	2014
Goodrich Landing Gear Systems	26.6%	29.0
Northrop Grumman Corporation	13.6%	11.4
Sikorsky Aircraft	10.5%	*
GKN Aerospace	10.4%	10.0

* Customer was less than 10% of Gross Accounts Receivable at December 31, 2014.
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2015 was $17,281,000 and an increase of approximately $3,183,000, or 22.6%, as compared to gross profit of $14,098,000 for the year ended December 31, 2014. Consolidated gross profit as a percentage of sales was 21.5% and 21.9% for the years ended December 31, 2015 and 2014, respectively. The increase in gross profit resulted largely from improvements in our Complex Machining and Aerostructures and Electronics segments. The improvement in our Complex Machining segment was the result of cost reductions. The improvement in our Aerostructures and Electronics segment can be attributed to greater volume from Miller Stuart as well as acquisitions that took place during 2015 and 2014.  Compac was acquired in September 2015 while full year contributions from Eur-Pac (June 2014) and ECC (September 2014) were experienced. The slight decrease in the overall gross margin percentage results primarily from low margins in our Turbine Engine Components sector. The sector began its operations in 2014 with the acquisition of AMK and expanded in 2015 when Sterling was acquired. AMK and Sterling have yet to reach their anticipated potential.

Selling, General & Administrative (“SG&A”):

Consolidated SG&A costs for the year ended December 31, 2015 totaled approximately $16,655,000 and increased by $4,292,000 or 34.7% compared to $12,363,000 for the year ended December 31, 2014. Approximately $2,424,000 or 56.5% of the increase in SG&A costs relates to the acquisitions during the 2015 and 2014 fiscal years. The acquisitions in 2015 consisted of Sterling in March and Compac in September while the acquisitions in 2014, Eur-Pac (June 2014), ECC (September 2014) and AMK (October 2014), contributed a full year of costs.

Interest and financing costs of approximately $1,858,000 for the year ended December 31, 2015 increased $563,000 or 43.5% as compared to $1,295,000 for the year ended December 31, 2014. This increase can be attributed to additional amounts of debt incurred from term loans due to the AMK and Sterling acquisitions, the purchase of inventory from Circor Aerospace and cash usage for operations.

The Company recognized an income tax benefit of approximately $286,000 for year ended December 31, 2015 compared to an income tax benefit of $368,000 for the year ended December 31, 2014. The tax benefit for 2015 was primarily the result of a change in deferred tax positions at December 31, 2015 for expired options, state tax rate changes and a true-up of deferred tax assets related to inventory. In 2014, the tax benefit was the result of the Company's determination that it no longer needed to provide a valuation allowance on certain deferred tax assets. This was based upon the fact that management believes that due to the sustained profitability of the Company and the probability that such profitability will continue, the net deferred tax assets is more likely than not to be realized.

Net loss for the year ended December 31, 2015 was $(832,000), a decrease of $1,499,000, or 224.7%, compared to net income of $667,000 for the year ended December 31, 2014, for the reasons discussed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow from PNC Bank N.A. ("PNC") to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our existing loan agreements with PNC. We are required to maintain a lockbox account with PNC, into which substantially all of its cash receipts are paid. If PNC were to cease lending, we would lack funds to continue our operations.

The Loan Facility has been amended many times during its term. The Company entered into an amendment to the Loan Facility in November 2015 and paid an amendment fee of $40,000. At December 31, 2015, the Loan Facility consisted of a $33,000,000 revolving loan (which includes an inventory sub-limit of $15,000,000) and four term loans (Term Loan A, Term Loan B, Term Loan C, and Term Loan D), described below.

Under the terms of the Loan Facility the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans. The revolving credit note had an interest rate of 4.00% per annum at December 31, 2015 and 2014, and an outstanding balance of $29,604,000 and $17,672,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. Each day, the Company's cash collections are swept directly by the bank and these cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed $2,676,000, representing an additional $1,328,000, to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A consists of thirty-two consecutive monthly principal installments, the first thirty-one in the amount of $31,859 which commenced on the first business day of May 2014, and continued on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At December 31, 2015 and 2014, the balance due under Term Loan A was $2,039,000 and $2,421,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine in the amount of $58,333 which commenced on the first business day of December 2014, and continued on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. At December 31, 2015 and 2014, the balance due under Term Loan B was $2,742,000 and $3,442,000, respectively.

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At December 31, 2015 and 2014, the balance due under Term Loan C was $2,118,000 and $2,500,000, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen in the amount of $62,847 which commenced on the first business day of April 2015, and continued on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At December 31, 2015, the balance due under Term Loan D was $2,934,000.

The Loan Facility was amended in February 2016 to increase the revolving loan to $37,500,000, including an overdraft facility of $4,500,000. Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans. We paid a fee of $75,000 in connection with the amendment.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of December 31, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. Because the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and, PNC, at its option, may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of the date of issuance of the accompanying financial statements, PNC has not given such notice. In addition, the Company has requested a waiver from PNC for the failure to meet the Fixed Charge Coverage Ratio covenant. At December 31, 2015, the Company was in compliance with all other terms of the Loan Facility. At December 31, 2014, the Company was in compliance with all terms of the Loan Facility.

As of December 31, 2015, our debt for borrowed monies in the amount of $44,805,000 consisted of the revolving credit note due to PNC in the amount of $29,604,000, the term loans due to PNC in the amount of $9,833,000, a note in the amount of $350,000, and capitalized lease obligations of $5,018,000. This represents an increase of $17,084,000 in our debt for borrowed monies at December 31, 2014 of $27,721,000, when the revolving note due to PNC was $17,672,000, the term loans due to PNC were $8,363,000, we had a note due to the sellers of WMI with a balance of $41,000, and capitalized lease obligations were $1,645,000. The increase in the amount outstanding under the revolving credit note principally reflects amounts borrowed to support our acquisitions and the increase in our inventory.

On April 1, 2014, we acquired all of the common stock of WPI for $2.4 million and 30,000 shares of the common stock of AIRI, valued at $9.68 per share, which was the closing share price on April 1, 2014. Additionally, a working capital adjustment in the amount of approximately $165,000 was paid in September of 2014.

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

On October 1, 2014, we acquired all of the common stock of AMK Technical Services, (“AMK”) for $6.9 million. The acquisition was financed with the proceeds from the issuance of Term Loan B from PNC in the amount of $3,500,000, a mortgage on the property of AMK in the amount of $2,500,000 in favor of the sellers of AMK, which was subsequently refianced by PNC, with the remainder coming from our working capital.

On March 1, 2015, we acquired all of the common stock of Sterling for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The acquisition was financed with the proceeds from the issuance of Term Loan D in the amount of $3,500,000.

On September 1, 2015, the Company, through its wholly-owned subsidiary WMI, acquired certain assets, including production equipment, inventory and intangible assets, of Compac in an asset acquisition for $1.2 million in cash plus a working capital adjustment of $271,000. We financed the acquisition of Compac out of our working capital.

On December 7, 2015, we entered into a contract with an unaffiliated third party (the "purchaser") , whereby the purchaser will acquire our South Windsor, Connecticut property for $1,700,000, subject to routine closing adjustments. The closing of the transaction is anticipated to occur in the first week of April 2016. Upon closing of the transaction, we will enter into a lease for the property with an initial term of 15 years, with an option to renew the lease for an additional five years.  In addition to rent, initially $155,000 per annum, subject to annual increase, we also will be responsible for real estate taxes and the maintenance of the buildings and the property. The net proceeds from the sale of the property will be applied to the amounts owed to PNC.

On September 8, 2015, we borrowed $350,000 from Michael N. Taglich, Chairman of our Board of Directors, and issued to him our promissory note in the principal amount of $350,000 to evidence our obligation to repay the loan. The note bears interest at the rate of 4% per annum and is payable on September 7, 2016. Our obligation to pay the note is subordinated to our indebtedness to PNC.

We have paid quarterly dividends to our shareholders each quarter commencing with the first quarter of 2013 through the third quarter of 2015. On January 24, 2014, we paid a dividend equal to $0.125 per share or $733,000 to all shareholders of record as of January 9, 2014. On April 22, 2014, we paid a dividend equal to $0.15 per share or $885,000 to all shareholders of record as of April 15, 2014. On July 10, 2014, we paid a dividend equal to $0.15 per share or $1,064,000 to all shareholders of record as of June 30, 2014. On November 3, 2014, we paid a dividend equal to $0.15 per share or $1,065,000 to all shareholders of record as of October 20, 2014. On January 15, 2015 we paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015. On April 24, 2015 we paid a dividend equal to $0.15 per common share or $1,134,000 to all shareholders of record as of April 13, 2015. On August 12, 2015, we paid a dividend equal to $0.15 per common share or $1,134,000 to all shareholders of record as of August 3, 2015. On December 1, 2015, we paid a dividend equal to $0.15 per common share or $1,133,000 to all shareholders of record as of November 23, 2015. It has been our practice to pay cash dividends to our shareholders when our Board of Directors deemed appropriate. All determinations relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Further, the payment of any cash dividends requires compliance with financial covenants of the loan agreement with our principal lender and, even if such financial covenants are met, since we are highly leveraged, our Board of Directors would consider any opinion our senior lender might express with regards to the payment of any cash dividends.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Year ended	Year ended
	December 31, 2015	December 31, 2014

Cash (used in) provided by
Operating activities	$(894)	$(2,799)
Investing activities	(8,560)	(9,663)
Financing activities	8,565	13,319
Net increase in cash and cash equivalents	$(889)	$857

Cash (Used In) Provided By Operating Activities

Cash (used in) provided by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the year ended December 31, 2015, our net cash used in operating activities of $894,000 was comprised of a net loss of $832,000 less $4,982,000 of cash used by changes in operating assets and liabilities plus adjustments for non-cash items of $4,920,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $3,090,000, amortization of capitalized engineering costs, intangibles and other items of $1,807,000, bad debt expense of $176,000, representing amounts reserved for as potentially uncollectible, and non-cash compensation of $100,000, and deferred income taxes of $484,000. These non-cash items were offset by $38,000 of deferred gain on the sale of real estate. The increase in operating assets and liabilities consisted of a net increase in Operating Assets of $9,087,000 and a net increase in Operating Liabilities of $4,105,000. The increase in Operating Assets was comprised of an increase in inventory of $8,412,000, and a net increase in prepaid expenses and other current assets, and deposits and other assets of $766,000, partially offset by a decrease in accounts receivable of $91,000 due to the timing of shipments to and cash receipts from customers. The net increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $3,593,000 due to the timing of the receipt and payment of invoices, an increase in deferred rent of $29,000, and an increase in deferred revenue of $540,000, partially offset by, a decrease in income taxes payable of $57,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash payments for the businesses we acquire. A description of capitalized engineering costs can be found below and in footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2015.

For the year ended December 31, 2015 cash used in investing activities was $8,560,000. This was comprised of $6,340,000 for the acquisitions of Sterling and Compac, net of cash acquired, $656,000 for capitalized engineering costs and $1,564,000 for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities consists of dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and increases in and repayment of capital lease obligations and other notes payable.

For the year ended December 31, 2015, cash provided by financing activities was $8,565,000. This was comprised of additional borrowings of $3,500,000 under our term loans and $11,933,000 under our revolving credit facility, partially offset by repayments on our term loans of $2,030,000, proceeds from capital lease refinance of $500,000, proceeds from note payable of $350,000, partially offset by, repayments under our capital leases of $717,000, $41,000 paid to the former shareholders of WMI, $4,468,000 used for dividends, deferred financing costs of $402,000 and $60,000 related to lease impairment.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2015:

	Payment due by period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year*	years	years	5 years
Debt and capital leases	$45,395	$41,135	$2,666	$1,594	$-
Operating leases	17,179	1,973	3,784	3,007	8,415
Total	$62,574	$43,108	$6,450	$4,601	$8,415

* The revolving line of credit and term loans with our senior lender are classified as due in less than 1 year, see Note 9 to our Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2015.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2015 and 2014.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes", which requires companies to classify all deferred tax assets and liablilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods thereafter, with early adoption permitted and either with prosepective or retrospective application permitted. We do not expect this new guidance to have a material impact on our financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Accounting Officer (“CAO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2015. Based on that evaluation, due to the material weaknesses in the Company’s internal control over financial reporting discussed below, the CEO and CAO concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal controls over financial reporting refers to the process designed by, or under the supervision of our Chief Executive Officer and our Chief Accounting Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Our management relies upon the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in designing a system intended to meet the needs of our Company and provide reasonable assurance for its assessment.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2015, and  after our independent registered public accountants met with the Audit Committee to discuss the Company’s internal control environment, our Chief Executive Officer and Chief Accounting Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2015.  In particular, our controls over financial reporting were not effective due to a material weakness as a result of the inability of our internal accounting personnel to identify,analyze, record and disclose the tax and financial reporting implications of certain complex accounting matters related to non-standard and unusual transactions.. To remedy this weakness we plan to supplement our accounting staff with additional experienced financial professionals, redefining and realigning responsibilities and by defining additional controls, reporting processes and procedures to address the accounting requirements and disclosures for non-standard and unusual transactions. In addition, until we locate and engage appropriate accounting personnel, we will engage third party consultants to assist in accounting for non-recurring complex transactions.

In addition, our Chief Executive Officer and Chief Accounting Officer determined, after our independent registered  public accountants met with the Audit Committee to discuss the Company’s internal control environment, that we have a material weakness with respect to inventory accounting, in particular with respect to tracking for the aging of certain items reserving for slow moving inventory and obsolescence and, consequently, valuation of our inventory. In recent years, we have expanded our business in part through acquisitions, primarily of private companies.  The companies we have acquired have not had the level of accounting systems and controls, in particular with respect to inventory, appropriate for a public company.  To remedy this weakness we plan to supplement our accounting staff with additional experienced financial professionals to be located at certain of the companies we acquired and to upgrade the systems utilized by these companies so that they maintain records and produce the reports necessary for a public company.

The material weaknesses discussed above will not be considered remediated until the necessary personnel have been engaged and the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

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

3.1	Articles of Incorporation of Air Industries Group (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

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

10.12	Guarantor’s Ratification by Air Industries Group, Inc. under PNC Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed June 27, 2013).

10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10).

10.14	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.15	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).
10.16	Subscription documents for purchase of common stock and conversion of junior subordinated notes into common stock. (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10).

10.17	Placement Agent Agreement dated as of May 21, 2012 between the Registrant and Taglich Brothers Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10).

10.18	Common Stock Purchase Agreement dated October 25, 2013 with Kimura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 29, 2013).

10.19	First Amendment to PNC Loan Agreement (incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

10.20	Amended and Restated PNC Loan Agreement (incorporated by reference from Exhibit 10.23 to the Registrant's 2013 Form 10-K.)
10.21	Amended and Restated Revolving Credit Note issued under the PNC Loan Agreement (incorporated by reference from Exhibit 10.24 to the Registrant's 2013 Form 10-K).

10.22	Second Amendment to Term Note issued under the PNC Loan Agreement (incorporated by reference from Exhibit 10.25 to the Registrant's 2013 Form 10-K).

10.23
Stock Purchase Agreement dated as of April 1, 2014 by and among WMI and the shareholders of Woodbine Products, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 2, 2014).

10.24	Third Amendment to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 2, 2014).

10.25	Form of Subscription Agreement, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.26
Placement Agent Agreement, dated as of May 28, 2014, between the Registrant and Taglich Brothers, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.27
Stock Purchase Agreement dated as of June 4, 2014, by and among the Registrant and the shareholders of Eur-Pac Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2014).

10.28
Stock Purchase Agreement dated as of October 1, 2014, between the Registrant and Dynamic Materials Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed (October 2, 2014).

10.29	Promissory Note of Registrant payable to AMK Welding, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.30	Mortgage and Security Agreement in favor of Dynamic Materials Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.31	Term Note (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.32
Capital Market Advisory Agreement dated as of January 1, 2014 between the Registrant and Taglich Brothers, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.33
Agreement and Plan of Merger dated as of February 27, 2015, by and among the Registrant, SEC Acquisition Corp., The Sterling Engineering Corporation (“Old Sterling”) and the shareholders of Old Sterling (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2015).

10.34	Term Note in the principal amount of $3,500,000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.35
Open End Mortgage Deed and Security Agreement with respect to South Windsor, Connecticut premises (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.36
Collateral Assignment of Rents, Leases and Profits with respect to South Windsor, Connecticut premises (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.37
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

10.39	Offer Letter to Daniel R. Godin (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.40
Asset Purchase Agreement dated as of August 31, 2013 between the Registrant, on the one hand, and Compaq Development Corporation, Peter C. Rao and Vito Valenti, the shareholders of Compaq Development Corporation, on the other hand (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2015).

10.41	Fifth Amended and Restated Revolving Credit Note (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 23, 2015).

10.42
Tenth Amendment to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 23, 2015).

10.43	Eleventh Amendments to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 12, 2016).

10.44	Sixth Amended and Restated Revolving Credit Note (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 12, 2016).

10.45	Promissory Note dated as of September 8, 2015 payable to Michael N. Taglich in the principal amount of $350,000.

10.46	Real Estate Purchase and Sale Contract dated December 7, 2015 for the sale of 283 Sullivan Avenue, South Windsor, CT (“South Windsor Contract”).

10.47	First Amendment to South Windsor Contract dated January 26, 2016.

10.48	Second Amendment to South Windsor Contract dated February 24, 2016.

21.1	Subsidiaries.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (principal executive officer)

By:	/s/ James Sartori
James Sartori VP, Chief Accounting Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 4, 2016 in the capacities indicated.

Signature	Capacity

/s/ Daniel R. Godin
Daniel R. Godin	President and CEO

/s/ James Sartori
James Sartori	VP, Chief Accounting Officer

/s/ Michael N. Taglich
Michael N. Taglich	Chairman of the Board

/s/ Seymour G. Siegel
Seymour G. Siegel	Director

/s/ Robert F. Taglich
Robert F. Taglich	Director

/s/ David J. Buonanno
David J. Buonanno	Director

/s/ Robert Schroeder
Robert Schroeder	Director

/s/ Michael Brand
Michael Brand	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Air Industries Group

We have audited the accompanying consolidated balance sheets of Air Industries Group and Subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 4, 2016

AIR INDUSTRIES GROUP
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$529,000	$1,418,000
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $985,000 and $1,566,000, respectively	13,662,000	11,916,000
Inventory	36,923,000	28,651,000
Deferred Tax Asset, net	1,725,000	1,421,000
Prepaid Expenses and Other Current Assets	1,583,000	831,000
Assets Held for Sale	1,700,000	-
Total Current Assets	56,122,000	44,237,000

Property and Equipment, Net	15,299,000	9,557,000
Capitalized Engineering Costs - Net of Accumulated Amortization
of $4,595,000 and $4,184,000, respectively	1,027,000	712,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,094,000	869,000
Intangible Assets, Net	3,852,000	4,513,000
Deferred Tax Asset, Net	338,000	858,000
Goodwill	10,518,000	5,434,000

TOTAL ASSETS	$88,250,000	$66,180,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$40,893,000	$19,508,000
Accounts Payable and Accrued Expenses	12,053,000	6,948,000
Lease Impairment - Current Portion	-	56,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	958,000	418,000
Dividends Payable	-	1,066,000
Income Taxes Payable	14,000	71,000
Total Current Liabilities	53,956,000	28,105,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	3,912,000	8,213,000
Lease Impairment - Net of Current Portion	-	4,000
Deferred Gain on Sale - Net of Current Portion	371,000	409,000
Deferred Rent	1,206,000	1,177,000
TOTAL LIABILITIES	59,445,000	37,908,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - Par Value $.001 - Authorized 1,000,000 Shares, None Issued and
Outstanding at December 31, 2015 and 2014	-	-
Common Stock - Par Value $.001 - Authorized 25,000,000 Shares, 7,560,040 and
7,108,677 Shares Issued and Outstanding as of December 31, 2015 and 2014,
respectively	7,000	7,000
Additional Paid-In Capital	44,155,000	42,790,000
Accumulated Deficit	(15,357,000)	(14,525,000)
TOTAL STOCKHOLDERS' EQUITY	28,805,000	28,272,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,250,000	$66,180,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Operations For the Years Ended December 31,

	2015	2014

Net Sales	$80,442,000	$64,331,000

Cost of Sales	63,161,000	50,233,000

Gross Profit	17,281,000	14,098,000

Operating Expenses	16,557,000	11,960,000

Acquisition Costs	98,000	403,000

Income from Operations	626,000	1,735,000

Interest and Financing Costs	(1,858,000)	(1,295,000)

Other Income (Expense), Net	114,000	(141,000)

(Loss) Income before Benefit from Income Taxes	(1,118,000)	299,000

Benefit from Income Taxes	286,000	368,000

Net (Loss) Income	$(832,000)	$667,000

(Loss) Income per share - basic	$(0.11)	$0.10
(Loss) Income per share - diluted	$(0.11)	$0.10

Weighted average shares outstanding - basic	7,478,223	6,591,755
Weighted average shares outstanding - diluted	7,478,223	6,915,688

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2014	-	$-	5,844,093	$6,000	$36,799,000	$(15,192,000)	$21,613,000
Issuance of Shares For Public Offering	-	-	1,170,000	1,000	9,561,000	-	9,562,000
Issuance of Shares For Acquisitions	-	-	50,000	-	485,000	-	485,000
Exercise of Options/Warrants	-	-	44,584	-	-	-	-
Dividends Paid	-	-	-	-	(3,031,000)	-	(3,031,000)
Dividends Payable	-	-	-	-	(1,066,000)	-	(1,066,000)
Stock Compensation Expense	-	-	-	-	42,000	-	42,000
Net Income	-	-	-	-	-	667,000	667,000
Balance, December 31, 2014	-	-	7,108,677	7,000	42,790,000	(14,525,000)	28,272,000
Issuance of Shares For Acquisitions and Restricted Stock Grants	-	-	425,005	-	4,666,000	-	4,666,000
Issuance of Shares For Records Correction	-	-	539	-	-	-	-
Exercise of Options/Warrants	-	-	25,819	-	-	-	-
Dividends Paid	-	-	-	-	(3,401,000)	-	(3,401,000)
Stock Compensation Expense	-	-	-	-	100,000	-	100,000
Net Loss	-	-	-	-	-	(832,000)	(832,000)
Balance, December 31, 2015	-	$-	7,560,040	$7,000	$44,155,000	$(15,357,000)	$28,805,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(832,000)	$667,000
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation of property and equipment	3,090,000	2,364,000
Amortization of intangible assets	1,262,000	1,163,000
Amortization of capitalized engineering costs	341,000	375,000
Bad debt expense	176,000	299,000
Non-cash compensation expense	100,000	42,000
Amortization of deferred financing costs	204,000	49,000
Gain on sale of real estate	(38,000)	(38,000)
Deferred income taxes	(215,000)	(1,043,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	91,000	(2,417,000)
Inventory	(8,412,000)	(1,646,000)
Prepaid expenses and other current assets	(748,000)	(244,000)
Deposits and other assets	(18,000)	(164,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	3,593,000	(577,000)
Deferred rent	29,000	45,000
Deferred revenue	540,000	(249,000)
Income taxes payable	(57,000)	(1,425,000)
NET CASH USED IN OPERATING ACTIVITIES	(894,000)	(2,799,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions	(6,945,000)	(8,930,000)
Cash acquired in acquisitions	605,000	173,000
Capitalized engineering costs	(656,000)	(335,000)
Purchase of property and equipment	(1,564,000)	(571,000)
NET CASH USED IN INVESTING ACTIVITIES	(8,560,000)	(9,663,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - sellers	(41,000)	(691,000)
Note payable - revolver, net	11,933,000	3,142,000
Proceeds from note payable - term loans	3,500,000	7,328,000
Payments of note payable - term loans	(2,030,000)	(913,000)
Proceeds from note payable	350,000	-
Capital lease obligations	(717,000)	(143,000)
Proceeds from capital lease refinance	500,000	-
Deferred financing costs	(402,000)	(151,000)
Payments related to lease impairment	(60,000)	(67,000)
Dividends paid	(4,468,000)	(3,748,000)
Proceeds from public issuance in 2014 and private placement in 2013	-	9,530,000
Costs to raise capital	-	(968,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,565,000	13,319,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(889,000)	857,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,418,000	561,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$529,000	$1,418,000

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2015	2014

Supplemental cash flow information
Cash paid during the period for interest	$1,649,000	$1,074,000

Supplemental cash flow information
Cash paid during the period for income taxes	$445,000	$2,494,000

Supplemental schedule of non-cash investing and financing activities
Dividends payable	$-	$1,066,000

Acquisition of property and equipment financed by capital lease	$1,811,000	$-

Conversion of junior subordinated notes	$-	$1,000,000

Classification of assets held for sale	$1,700,000	$-

Purchase of assets of Compac and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$406,000	$-
Intangible assets	600,000	-
Goodwill	560,000	-
Liabilities assumed	(95,000)	-
Cash paid for acquisition	$1,471,000	$-

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$8,181,000	$-
Goodwill	4,540,000	-
Cash acquired	588,000	-
Liabilities assumed	(3,169,000)	-
Common stock issued	(4,666,000)	-
Cash paid for acquisition	$5,474,000	$-

Purchase of substantially all assets of AMK Welding, Inc. and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$5,637,000
Intangible assets, subject to amortization	-	950,000
Goodwill	-	635,000
Cash acquired	-	184,000
Liabilities assumed	-	(453,000)
Due to seller	-	(2,500,000)
Cash paid for acquisition	$-	$4,453,000

Purchase of stock of Woodbine Products, Inc.
Fair value of tangible assets acquired	$-	$309,000
Goodwill	-	2,565,000
Liabilities assumed	-	(19,000)
Common stock issued	-	(290,000)
Cash paid for acquisition	$-	$2,565,000

Purchase of stock of Eur-Pac Corporation
Fair value of tangible assets acquired	$-	$412,000
Goodwill	-	1,656,000
Liabilities assumed	-	(170,000)
Common stock issued	-	(195,000)
Cash paid for acquisition	$-	$1,703,000

Purchase of stock of Electronic Connection Corporation
Fair value of tangible assets acquired	$-	$126,000
Goodwill	-	109,000
Cash acquired	-	5,000
Liabilities assumed	-	(31,000)
Cash paid for acquisition	$-	$209,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

On August 30, 2013, Air Industries Group, Inc. (“Air Industries Delaware”) changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, Air Industries Group, a Nevada corporation (“Air Industries Nevada” or “AIRI”) and the surviving entity, pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of Air Industries Delaware at its 2013 Annual Meeting of Stockholders. Air Industries Nevada is deemed to be the successor.

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. ("Decimal"), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC ("Air Realty") The Sterling Engineering Corporation ("Sterling") effective March 1, 2015, and Compac Development Corporation (“Compac”) effective September 1, 2015, (together, the “Company”).

Note 2. ACQUISITIONS

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

Woodbine, founded in 1954, is a long established manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Woodbine’s products and customers are very complementary to those of Decimal, the assets and business of which was acquired in July 2013.

The acquisition of Woodbine was accounted for under Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” (“ACS 805”). The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$309,000
Goodwill	2,565,000
Liabilities assumed	(19,000)
Total	$2,855,000

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eur-Pac

On June 1, 2014, the Company acquired all of the common stock of Eur-Pac for $1.6 million and 20,000 shares of the common stock of AIRI. The common stock was valued at $9.78 per share, which was the closing share price on that date. Additionally, a working capital adjustment in the amount of $78,000 was paid in August 2014. The Company financed the acquisition of Eur-Pac with a portion of the proceeds of its Registered Direct Offering (see Note 11).

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

ECC

On September 1, 2014, the Company through its wholly-owned subsidiary Eur-Pac, acquired all of the common stock of ECC for $209,000. The Company financed the acquisition from its working capital.

ECC is a manufacturer of stripped, terminated, bonded and tinned lead wires, used by a variety of contractors, manufacturers and OEMs.

The acquisition of ECC was accounted for under ASC 805. The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$126,000
Goodwill	109,000
Cash acquired	5,000
Liabilities assumed	(31,000)
Total	$209,000

AMK

On October 1, 2014, the Company acquired all of the common stock of AMK, for $6.9 million. At closing, the Company paid $4,453,000 and issued a Seller Note and Mortgage of $2,500,000. The note bore interest at the rate of 5% per annum and interest and principal were due and payable on or before December 31, 2015. The note was paid in 2014 with the proceeds from the issuance of Term Loan B and the mortgage released in January 2015 (see Note 9).

AMK is a long established provider of sophisticated welding and machining services for diversified aerospace and industrial customers.

The acquisition of AMK was accounted for under ASC 805. The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$5,637,000
Intangible assets, subject to amortization	950,000
Goodwill	635,000
Cash acquired	184,000
Liabilities assumed	(453,000)
Total	$6,953,000

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sterling

On March 1, 2015, the Company acquired all of the common stock of Sterling for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The cash consideration is subject to adjustment for working capital changes. The Company has also entered into employment and non-compete agreements for two and three year periods with two of the principals of Sterling. In connection with these agreements, the Company granted 52,000 shares of restricted common stock to these individuals, which was accounted for as additional purchase price. The Company financed the acquisition of Sterling with the proceeds from the issuance of Term Loan D (see Note 9).

At the time of acquisition, Sterling had capital lease obligations for equipment with a remaining balance of approximately $1.3 million. On April 21, 2015, the Company refinanced the $1.3 million capital lease obligations with the same financing company. This refinancing generated approximately $500,000 of cash for the Company. This capital lease obligation has been accounted for and summarized with the remainder of the Company's capital leases as disclosed in Note 9.

Sterling founded in 1941 manufactures components for aircraft and ground turbine engines.

The acquisition of Sterling was accounted for under ASC 805. The provisional purchase price allocation is set forth below.

Fair value of tangible assets acquired	$8,181,000
Goodwill	4,540,000
Cash acquired	588,000
Liabilities assumed	(3,169,000)
Total	$10,140,000

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The below table sets forth selected financial information for the 2014 and 2015 acquisitions, which are included in our reported results of operations, for the years ended December 31, 2015 and 2014.

For the Year Ended December 31, 2015

	Woodbine	Eur-Pac	ECC	AMK	Sterling	Compac
Net Sales	$753,000	$4,802,000	$605,000	$4,057,000	$6,894,000	$467,000
Income (loss) from operations	$21,000	$(642,000)	$176,000	$(1,949,000)	$(1,196,000)	$(14,000)

For the Year Ended December 31, 2014

	Woodbine	Eur-Pac	ECC	AMK	Sterling	Compac
Net Sales	$1,047,000	$2,756,000	$281,000	$1,838,000	$-	$-
Income (loss) from operations	$300,000	$637,000	$67,000	$359,000	$-	$-

The below table sets forth selected proforma financial information as if AMK and Sterling were owned for the years ended December 31, 2015 and 2014.

For the Year Ended December 31, 2015

Net Sales	$82,281,000
Income (loss) from operations	$773,000

For the Year Ended December 31, 2014

Net Sales	$77,935,000
Income (loss) from operations	$1,313,000

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

If the Company is reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized. The Company may also progress bill customers for certain engineering costs being incurred. Such billings are recorded as deferred revenues until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2015 and 2014.

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

The Company had approximately $2,914,000 or 3.6% of net sales that were billed but not shipped under such bill and hold arrangements as of December 31, 2015.

Payments received in advance from customers for products delivered are recorded as deferred revenue until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery.

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

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are the allowance for doubtful accounts, useful lives of property and equipment, provisions for inventory obsolescence, accrued expenses and whether to accrue for various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Credit and Concentration Risks

There were four customers that represented 59.3% of total sales, and two customers that represented 47.3% of total sales for the years ended December 31, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2015	2014

1	20.5	26.8
2	15.4	20.5
3	12.0	*
4	11.4	*

* Customer was less than 10% of sales for the year ended December 31, 2014
Customers 1 and 2 are owned by the same corporate entity.

There were four customers that represented 61.1% of gross accounts receivable and three customers that represented 50.4% of gross accounts receivable at December 31, 2015 and 2014, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	December	December
	2015	2014
1	26.6	29.0
2	13.6	11.4
3	10.5	*
4	10.4	10.0

* Customer was less than 10% of gross accounts receivable at December 31, 2014
Customers 1 and 3 are owned by the same corporate entity.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2015	2014

Weighted average shares outstanding used to compute basic earnings per share	7,478,223	6,591,755
Effect of dilutive stock options and warrants	-	323,933
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,478,223	6,915,688

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2015	2014
Stock Options	234,000	22,888
Warrants	46,800	46,800
	280,800	69,688

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	December 31,	December 31,
	2015	2014
Stock Options	330,342	-
Warrants	117,785	-
	448,127	-

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $10,518,000 at December 31, 2015 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-Pac ($1,656,000), ECC ($109,000), AMK ($635,000), Sterling ($4,540,000) and Compac ($560,000). Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist. As discussed above, the Company adopted ASU 2011-08 and performed a qualitative assessment in the fourth quarter of 2015 to determine whether it was more likely than not that the fair value of each of Welding, including Woodbine, NTW, Eur-Pac, ECC, AMK, Sterling and Compac was less than its carrying amount.

The Company has determined that there has been no impairment of goodwill at December 31, 2015 and 2014.

Freight Out

Freight out is included in operating expenses and amounted to $197,000 and $98,000 for the years ended December 31, 2015 and 2014, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liablilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods thereafter, with early adoption permitted and either with prosepective or retrospective application permitted. We do not expect this new guidance to have a material impact on our financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain account balances in 2014 have been reclassified to conform to the current year presentation.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2015	2014

Accounts Receivable Gross	$14,647,000	$13,482,000
Allowance for Doubtful Accounts	(985,000)	(1,566,000)
Accounts Receivable Net	$13,662,000	$11,916,000

The allowance for doubtful accounts for the years ended December 31, 2015 and 2014 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2015
Allowance for Doubtful Accounts	$1,566,000	$177,000	$758,000	$985,000
Year ended December 31, 2014
Allowance for Doubtful Accounts	$783,000	$816,000	$33,000	$1,566,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2015	2014

Raw Materials	$9,188,000	$7,168,000
Work In Progress	19,743,000	14,886,000
Finished Goods	11,838,000	10,072,000
Inventory Reserve	(3,846,000)	(3,475,000)
Total Inventory	$36,923,000	$28,651,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value.

	Balance at Beginning of Year	Additions to Reserve	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2015
Reserve for Inventory	$(3,475,000)	$(785,000)	$414,000	$(3,846,000)
Year ended December 31, 2014
Reserve for Inventory	$(2,742,000)	$(743,000)	$10,000	$(3,475,000)

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2015	2014

Land	$300,000	$200,000
Buildings and Improvements	1,658,000	1,680,000	31.5 years
Machinery and Equipment	15,109,000	12,495,000	5 - 8 years
Capital Lease Machinery and Equipment	5,869,000	1,800,000	5 - 8 years
Tools and Instruments	6,993,000	5,566,000	1.5 - 7 years
Automotive Equipment	191,000	162,000	5 years
Furniture and Fixtures	425,000	294,000	5 - 8 years
Leasehold Improvements	910,000	646,000	Term of Lease
Computers and Software	482,000	372,000	4 - 6 years
Total Property and Equipment	31,937,000	23,215,000
Less: Accumulated Depreciation	(16,638,000)	(13,658,000)
Property and Equipment, net	$15,299,000	$9,557,000

Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $3,090,000 and $2,364,000, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	December 31,	December 31,
	2015	2014

Customer Relationships	$6,555,000	$6,255,000	5 to 14 years
Trade Names	1,480,000	1,280,000	15-20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	50,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,860,000	8,260,000
Less: Accumulated Amortization	(5,008,000)	(3,747,000)
Intangible Assets, net	$3,852,000	$4,513,000

The expense for amortization of the intangibles for the years ended December 31, 2015 and 2014 was approximately $1,262,000 and $1,163,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization of intangibles as of December 31, 2015 is as follows:

For the year ending	Amount
December 31, 2016	$1,279,000
December 31, 2017	754,000
December 30, 2018	284,000
December 31, 2019	284,000
December 31, 2020	284,000
Thereafter	967,000
Total	$3,852,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the "Property") for a purchase price of $6,200,000. The Company accounted for the transaction under the provisions of FASB ASC 840-40, “Leases – Sale-Leaseback Transactions”. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $409,000 and $447,000 as of December 31, 2015 and 2014, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

Simultaneous with the closing of the sale of the Property, the Company entered into a 20-year triple-net lease (the "Lease") with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the purchaser $89,000 as security for the performance of its obligations under the Lease. In addition, the Company has on deposit $150,000 with the landlord as security for the completion of certain repairs and upgrades to the Property. This amount is included in the caption Deferred Finance costs, Net, Deposit and Other Assets in the accompanying Consolidated Balance Sheets. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 13 Commitments and Contingencies.

Note 9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2015	2014

Revolving credit note payable to PNC Bank N.A. ("PNC")	$29,604,000	$17,672,000
Term loans, PNC	9,833,000	8,363,000
Capital lease obligations	5,018,000	1,645,000
Related party notes payable	350,000	-
Other note payable	-	41,000
Subtotal	44,805,000	27,721,000
Less: Current portion of notes and capital obligations	(40,893,000)	(19,508,000)
Notes payable and capital lease obligations, net of current portion	$3,912,000	$8,213,000

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Company entered into an amendment to the Loan Facility in November 2015 and paid an amendment fee of $40,000. At December 31, 2015, the Loan Facility consisted of a $33,000,000 revolving loan (which includes an inventory sub-limit of $15,000,000) and four term loans (Term Loan A, Term Loan B, Term Loan C, and Term Loan D), described below.

Under the terms of the Loan Facility the revolving credit note bore interest at the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and three quarters of one percent (2.75%) with respect to Eurodollar Rate Loans. The revolving credit note had an interest rate of 4.00% per annum at December 31, 2015 and 2014, and an outstanding balance of $29,604,000 and $17,672,000, respectively. The maturity date of the revolving credit note is November 30, 2016.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loans and the Company then borrows according to a borrowing base. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed $2,676,000, representing an additional $1,328,000, to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A consists of thirty-two consecutive monthly principal installments, the first thirty-one in the amount of $31,859 which commenced on the first business day of May 2014, and continued on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At December 31, 2015 and 2014, the balance due under Term Loan A was $2,039,000 and $2,421,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine in the amount of $58,333 which commenced on the first business day of December 2014, and continued on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. At December 31, 2015 and 2014, the balance due under Term Loan B was $2,742,000 and $3,442,000, respectively.

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At December 31, 2015 and 2014, the balance due under Term Loan C was $2,118,000 and $2,500,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen in the amount of $62,847 which commenced on the first business day of April 2015, and continued on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At December 31, 2015, the balance due under Term Loan D was $2,934,000.

The Loan Facility was amended in February 2016 to increase the revolving loan to $37,500,000, including an overdraft facility of $4,500,000. Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans. We paid a fee of $75,000 in connection with the amendment.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of Dividends it can pay its shareholders as defined in the Loan Facility. As of December 31, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. Because the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and, PNC, at its option, may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of the date of issuance of the accompanying financial statements, PNC has not given such notice. In addition, the Company has requested a waiver from PNC for the failure to meet the Fixed Charge Coverage Ratio covenant. At December 31, 2015, the Company was in compliance with all other terms of the Loan Facility. At December 31, 2014, the Company was in compliance with all terms of the Loan Facility.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of December 31, 2015 the future minimum principal payments for the term loans are as follows:

For the year ending	Amount
December 31, 2016	$6,090,000
December 31, 2017	1,117,000
December 31, 2018	1,117,000
December 31, 2019	1,058,000
December 31, 2020	416,000
Thereafter	35,000
PNC Term Loans payable	9,833,000
Less: Current portion	(9,833,000)
Long-term portion	$-

Interest expense related to these credit facilities amounted to approximately $1,414,000 and $853,000 for the years ended December 31, 2015 and 2014, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $5,018,000 and $1,645,000 as of December 31, 2015 and 2014, respectively, with various interest rates ranging from approximately 4% to 7%.

As of December 31, 2015, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2016	$1,348,000
December 31, 2017	1,348,000
December 31, 2018	1,318,000
December 31, 2019	1,139,000
December 31, 2020	455,000
Thereafter	-
Total future minimum lease payments	5,608,000
Less: imputed interest	(590,000)
Less: current portion	(1,106,000)
Total Long Term Portion	$3,912,000

Related Party Note Payable

On September 8, 2015, the Company issued a promissory note (the “Taglich Note”) to Michael Taglich in the principal amount of $350,000. The Taglich Note bears interest at the rate of 4% per annum. The principal and interest are due to be paid on September 7, 2016. The Company's obligation under the Taglich Note is subordinated to its indebtedness to PNC.

Interest expense related to the Taglich Note was $1,000 for the year ended December 31, 2015.

Other Notes Payable

In connection with the acquisition of Welding on August 24, 2007, the Company incurred a note payable (“WMI Note”) to the former stockholders of Welding. The Company's obligation under the WMI Note was subordinated to its indebtedness to PNC.

The WMI Note and payment terms were adjusted and/or amended several times and on January 5, 2015 the remaining balance of $41,000 was paid and the obligation was satisfied. At December 31, 2015 and 2014, the balance owed under the WMI Note was $0 and $41,000, respectively.

Interest expense related to the WMI Note was $0 and $30,000 for the years ended December 31, 2015 and 2014, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The due dates of the remaining Junior Subordinated Notes were extended from November 18, 2013 to mature on November 30, 2016 and were subordinated to the Company's obligations to PNC. The Junior Subordinated Notes were satisfied in June 2014.

The balance owed on the Junior Subordinated Notes was $0 at both December 31, 2015 and 2014.

Interest expense on the Junior Subordinated Notes amounted to $0 and $61,000 for the years ended December 31, 2015 and 2014, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2015	2014

Accounts Payable	$9,722,000	$5,636,000
Accrued Expenses	1,807,000	812,000
Other Payables	524,000	500,000
	$12,053,000	$6,948,000

Note 11. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended December 31, 2015, the Company issued 25,819 shares of its common stock pursuant to the cashless exercise of Stock Options.

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

During the year ended December 31, 2015, the Company granted 52,000 shares of restricted common stock pursuant to an agreement in connection with the acquistion of Sterling. The value of $463,000 related to this grant has been recorded as additional paid in capital.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

On January 24, 2014, the Company paid a dividend equal to $0.125 per common share to all shareholders of record as of January 9, 2014. The approximate amount of the divided was $717,000.

On April 22, 2014, the Company paid a dividend equal to $0.15 per common share to all shareholders of record as of April 15, 2014. The approximate amount of the dividend was $885,000.

On July 10, 2014 the Company paid a dividend equal to $0.15 per common share to all shareholders of record as of June 30, 2014. The approximate amount of the dividend was $1,064,000.

On November 3, 2014, the Company paid a dividend equal to $0.15 per common share to all shareholders of record as of October 20, 2014. The approximate amount of the dividend was $1,065,000.

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

On December 1, 2015, the Company paid a dividend equal to $0.15 per common share or $1,133,000 to all shareholders of record as of November 23, 2015.

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

Warrants Issued To Taglich Brothers

As discussed above, the Company issued warrants to Taglich Brothers. Such warrants contain “cashless exercise” provisions. As a result, the value of the warrants has to be recognized as a liability. In addition, the Company would be required to revalue the derivative liability at the end of each reporting period with the change in value reported on the consolidated statement of operations. The Company did not account for the derivative liability in its consolidated financial statements as it was determined to not be material.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the "Union"). The contract expires on December 31, 2018.

Medical benefits for union employees are provided through a policy with Insperity, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $247,000 and $242,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the "Plans"). Pursuant to the Plans, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plans.

Note 13. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $2,225,000 and $2,270,000 for the years ended December 31, 2015 and 2014, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2015, the aggregate future minimum lease payments are as follows:

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Plant Avenue	Fifth Avenue	Lamar Street	Motor Parkway	Porter Street	Clinton Avenue
For the year ending	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Total Rents
December 31, 2016	$615,000	$704,000	$360,000	$103,000	$115,000	$76,000	$1,973,000
December 31, 2017	543,000	725,000	360,000	106,000	115,000	78,000	1,927,000
December 31, 2018	559,000	747,000	300,000	110,000	115,000	26,000	1,857,000
December 31, 2019	576,000	769,000	-	113,000	48,000	-	1,506,000
December 31, 2020	593,000	792,000	-	116,000	-	-	1,501,000
Thereafter	3,272,000	5,040,000	-	103,000	-	-	8,415,000
Total Rents	$6,158,000	$8,777,000	$1,020,000	$651,000	$393,000	$180,000	$17,179,000

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

As of December 31, 2015, the accrued lease impairment was $0.

On December 7, 2015, the Company executed a Sale - Leaseback Arrangement, whereby the Company agreed to sell the buildings and real property located in South Windsor, Connecticut (the "Property") for a purchase price of $1,700,000. The contract expects to close in April 2016.   At December 31, 2015, the Company classified the Property as Assets Held for Sale with a balance of $1,700,000.

Simultaneous with the closing of the sale of the Property, the Company will enter into a 15-year lease (the "Lease") with the purchaser for the property. Base annual rent is approximately $155,000 for the first year and increases approximately 3% per year, each year thereafter. The Lease grants the Company an option to renew the Lease for an additional period of five years. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The Lease also contains representations, warranties, obligations, conditions and indemnification provisions in favor of the purchaser and grants the purchaser remedies upon a breach of the Lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent.

The Company will account for the transaction under the provisions of FASB ASC 840-40, “Leases – Sale-Leaseback Transactions”.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2015	2014

Current
Federal	$-	$939,000
State	53,000	16,000
Prior year overaccruals
Federal	(123,000)	10,000
State	-	(290,000)
Total (Benefit) Expense	(70,000)	675,000

Deferred Tax Benefit	(216,000)	(1,043,000)

Net Benefit from Income Taxes	$(286,000)	$(368,000)

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2015	2014
U.S. statutory income tax rate	-34.0%	34.0%
State taxes	4.7%	10.0%
Permanent differences, overaccruals and non-deductible items	3.0%	-167.0%
Rate change and provision to return true-up	-40.2%	0.0%
Expired stock options	40.8%	0.0%
Total	-25.7%	-123.0%

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets at December 31, 2015 and December 31, 2014 are set forth below:

	December 31,	December 31,
	2015	2014
Deferred tax assets
Current:
Net operating losses	$462,000	$-
Bad debts	336,000	650,000
Inventory - 263A adjustment	8,000	9,000
Accounts payable, accrued expenses and reserves	919,000	762,000
Total current deferred tax assets before valuation allowance	1,725,000	1,421,000
Valuation allowance	-	-
Total current deferred tax assets after valuation allowance	1,725,000	1,421,000

Non-current:
Capital loss carry forwards	-	1,088,000
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	79,000	527,000
Capitalized engineering costs	432,000	522,000
Deferred rent	410,000	483,000
Amortization - NTW Transaction	789,000	663,000
Inventory reserves	680,000	-
Lease impairment	-	22,000
Deferred gain on sale of real estate	126,000	179,000
Other	257,000	-
Total non-current deferred tax assets before valuation allowance	2,777,000	3,488,000
Valuation allowance	(4,000)	(1,092,000)
Total non-current deferred tax assets after valuation allowance	2,773,000	2,396,000

Deferred tax liabilities:
Property and equipment	(2,091,000)	(1,082,000)
Amortization - NTW Goodwill	(13,000)	(11,000)
Amortization - AMK Goodwill	(18,000)	(4,000)
Amortization - Welding Transaction	(313,000)	(441,000)
Total non-current deferred tax liabilities	(2,435,000)	(1,538,000)

Net non current deferred tax asset	$338,000	$858,000

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had a capital loss carry forward from the sale of Sigma Metals, Inc., a former subsidiary of the Company, of $2,719,000 which expired in fiscal 2015.

During the year ended December 31, 2014, the Company provided a valuation allowance on the deferred tax assets related to capital loss and section 1231 loss carryforwards. The valuation allowance at December 31, 2015 and 2014 amounted to $4,000 and $1,092,000, respectively. Management believes that the remainder of the net deferred tax assets are more likely than not to be realized.

At December 31, 2015 and 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2015 and 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and state tax authorities.

Note 15. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan is virtually identical to the Company’s 2013 Equity Incentive Plan. The 2015 Plan was approved by the Company’s stockholders on June 25, 2015. The Plan authorized the grant of rights with respect to up to 350,000 shares. No stock options have been issued under the Plan as of December 31, 2015.

On June 3, 2013, the Company's Board of Directors adopted, and on July 29, 2013, the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”). The Company reserved 600,000 shares of its Common Stock for various issuances. The 2013 Plan permits the Company to grant non-qualified and incentive stock options to employees, directors, and consultants.

During the years ended December 31, 2015 and 2014, the Board of Directors approved the issuance of 18,000 and 24,000 options, respectively, to the non-employee members of the Company’s Board of Directors. These options vested immediately.

On December 1, 2014, the Board of Directors approved the issuance of 120,000 options to the Company's chief executive officer. These options vest ratably over three years.

At various dates during 2015, the Board of Directors approved the issuance of 81,000 options to certain management employees. These options vest ratably over two to four years.

The Company recorded stock based compensation expense of $100,000 and $42,000 in its consolidated statement of operations for the years ended December 31, 2015 and 2014, respectively, and such amounts were included as a component of general and administrative expense.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2015	2014
Risk-free interest rates	1.31% - 1.49%	1.55% - 1.68%
Expected life (in years)	5 - 6	5 - 7
Expected volatility	25%	25%
Dividend yield	5.9%	5.6% - 6.1%

Weighted-average grant date fair value per share	$1.10	$1.10

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

A summary of the status of the Company's stock options as of December 31, 2015 and 2014, and changes during the two years then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, December 31, 2013	422,332	$9.34
Granted during the period	144,000	10.13
Exercised during the period	(33,133)	4.74
Terminated/Expired during the period	(4,660)	103.45
Balance, December 31, 2014	528,539	9.01
Granted during the period	99,000	10.20
Exercised during the period	(46,473)	4.50
Terminated/Expired during the period	(16,724)	84.78
Balance, December 31, 2015	564,342	$7.35

Exercisable at December 31, 2015	410,190	$6.56

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options at December 31, 2015:

Range of Exercise Prices	Remaining Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - $5.00	199,696	3.6 years	$4.37
$5.01 - $20.00	364,646	4.2 years	8.98
$0.00 - $20.00	564,342	4.0 years	$7.35

As of December 31, 2015, there was $184,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of three years.

The aggregate intrinsic value at December 31, 2015 was based on the Company's closing stock price of $8.15 was $945,232. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the-money options exercisable as of December 31, 2015 was 316,842.

The weighted average fair value of options granted during the years ended December 31, 2015 and 2014 was $1.10 and $1.10 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $169,626 and $191,552, respectively. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was $33,845 and $51,828, respectively.

Warrants

The following tables summarize the Company's outstanding warrants as of December 31, 2015 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price
Balance, December 31, 2013	118,585	$6.30
Granted during the period	56,800	10.80
Exercised during the period	(10,800)	6.30
Terminated/Expired during the period	-	-
Balance, December 31, 2014	164,585	7.85
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	-	-
Balance, December 31, 2015	164,585	$7.85

Exercisable at December 31, 2015	164,585	$7.85

The fair values of warrants granted were estimated using the Black-Sholes option-pricing model with the following assumption for the years ended December 31:

	2015	2014
Risk-free interest rates	n/a	1.55% - 1.56%
Expected life (in years)	n/a	5
Expected volatility	n/a	20.56%
Dividend yield	n/a	6%
	n/a
Weighted-average grant date fair value per share	n/a	$0.67-$1.38

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrants at December 31, 2015:

Range of Exercise Prices	Warrants	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$6.30	107,785	1.5 years	$6.30
$8.72 - $11.25	56,800	3.4 years	10.80
$6.30 - $11.25	164,585	2.1 years	$7.85

Note 16. RELATED PARTY TRANSACTIONS

Taglich Brothers is a corporation co-founded by two of the directors of the Company. In addition, a third director of the Company is a vice president of Taglich Brothers.

As discussed in Note 9, on September 8, 2015, the Company issued a promissory note payable to Michael Taglich, one of the co-founders of Taglich Brothers and a director of the Company in the principal amount of $350,000.

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, MSI, Eur-Pac, ECC, and Compac beginning September 1, 2015 ; and Turbine Engine Components which consists of AMK and Sterling, beginning March 2015. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

AIR INDUSTRIES GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed. Corporate level operating costs are allocated to segments. These costs include corporate costs such as legal, audit, tax and other professional fees including those related to being a public company.

	Year Ended December 31,
	2015	2014

COMPLEX MACHINING
Net Sales	$42,356,000	$44,220,000
Gross Profit	10,412,000	8,691,000
Pre Tax Income (Loss)	1,825,000	711,000
Assets	48,353,000	40,611,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	27,134,000	18,273,000
Gross Profit	6,553,000	4,812,000
Pre Tax Income (Loss)	386,000	(554,000)
Assets	20,229,000	16,788,000

TURBINE ENGINE COMPONENTS
Net Sales	10,952,000	1,838,000
Gross Profit	316,000	595,000
Pre Tax Income (Loss)	(3,329,000)	142,000
Assets	19,076,000	8,150,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Income (Loss)	-	-
Assets	592,000	631,000

CONSOLIDATED
Net Sales	80,442,000	64,331,000
Gross Profit	17,281,000	14,098,000
Pre Tax Income (Loss)	(1,118,000)	299,000
Benefit from Income Taxes	286,000	368,000
Net (Loss) Income	(832,000)	667,000
Assets	$88,250,000	$66,180,000