Form 10-K/A
period 2015-12-31
AIR INDUSTRIES GROUP
filed 2016-04-28
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

There were a total of 7,560,040 shares of the registrant’s common stock outstanding as of March 31, 2016.

Explanatory Note

This amendment is being filed to provide the information required by Part III of Form 10-K previously omitted pursuant to General Instruction G(3) to Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and information concerning their business experience is set forth below:

Name	Age	Director Since
Mic Michael N. Taglich	50	2008
Pete Peter D. Rettaliata	65	2005
Sey Seymour G. Siegel	73	2005
Rob Robert F. Taglich	49	2008
Dav David J. Buonanno	60	2008
Rob Robert C. Schroeder	49	2008
Michael Brand	57	2012

Michael N. Taglich has been Chairman of our Board of Directors since September 22, 2008. He is Chairman and President of Taglich Brothers, Inc. ("Taglich Brothers"), a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro-cap companies. From 1987 to 1992, Mr. Taglich served as a Vice President at Weatherly Securities. He brings a broad depth and breadth of capital and business background to the Board, with extensive experience in exit strategies. Mr. Taglich is currently Chairman of the Board of SCOLR Pharma Inc, a publicly traded pharmaceutical company, and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a Director of DecisionPoint Systems, Inc., a publicly traded company. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 securities licenses. Mr. Taglich’s extensive experience in the capital markets and his knowledge of the aerospace industry qualify him to serve as a Director.

Peter D. Rettaliata served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years. Professionally, Mr. Rettaliata has served as the Chairman of "ADDAPT", an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program. Mr. Rettaliata’s extensive experience in the aerospace industry and his knowledge of our operations qualify him to serve as a Director.

Seymour G. Siegel, a Certified Public Accountant no longer in practice, was a principal emeritus at Rothstein Kass (now KPMG), an international firm of accountants and consultants until July 2014. Mr. Siegel was a founder of Siegel Rich & Co., CPAs, which eventually merged with what is now known as WeiserMazars LLP, where he was a senior partner until January 1995, when he sold his interest in the firm and co-founded a business advisory firm which later became a part of Rothstein Kass. In addition to serving as a Director and Chairman of the Audit Committees of our Board, Mr. Siegel also serves as a Director and Chairman of the Audit Committee of Root 9B Technologies Inc.  Mr. Siegel received his Bachelor of Business Administration from the Bernard M. Baruch School of the City College of New York. Mr. Siegel’s extensive knowledge and experience in accounting matters and familiarity with the issues of manufacturing businesses qualify him to serve as a Director.

Robert F. Taglich is a Managing Director of Taglich Brothers, a New York City based securities firm which he co-founded in 1992. Prior to founding Taglich Brothers, Mr. Taglich was a Vice President at Weatherly Securities. Mr. Taglich has served in various positions in the brokerage securities industry for the past 25 years. He currently sits on the board of privately held BioVentrix, Inc., a medical device company whose products are directed at heart failure. Mr. Taglich holds a Bachelor’s degree from New York University. Mr. Taglich’s extensive experience in the capital markets and his knowledge of the aerospace industry qualify him to serve as a Director.

David J. Buonanno is the Founder and President of Buonanno Enterprises Consulting, providing strategic management, supply chain/operations and recruitment services to aerospace and defense industry clients. He is a member of the Executive Advisory Board of Bridgeways, Inc. and the Advisory Board of Alken Industries, Inc. Mr. Buonanno has extensive experience in manufacturing, supply management and operations. He was employed by Sikorsky Aircraft, Inc., a subsidiary of United Technologies Corporation, as Vice President, Supply Management and International Offset (from January 1997 to July 2006) and as Director, Systems Subcontracts (from November 1992 to January 1997). From May 1987 to November 1992, he was employed by General Electric Company serving as Operations Manager and Manager, Program Materials Management of GE’s Astro-Space Division. From June 1977 to May 1987, he was employed by RCA and affiliated companies. Mr. Buonanno attended Lehigh University College of Electrical Engineering and holds a B.S. in Business Administration from Rutgers University. He completed the Program for Management Development at Harvard Business School in 1996.  Mr. Buonanno’s extensive experience in the aerospace and defense industries and familiarity with the operations of companies in the industry qualify him to serve as a Director.

Robert C. Schroeder is Vice President - Investment Banking of Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder serves as a director of DecisionPoint Systems, Inc., a publicly-traded company. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts. Mr. Schroeder’s extensive experience in the capital markets qualify him to serve as a Director.

Michael Brand was the President of Goodrich Landing Gear, a unit of Goodrich Corporation, from July 2005 to June 2012. Prior to joining Goodrich for over 25 years he held senior management positions in the Aerospace industry. He began his career at General Electric Corporation and rose to senior management in its jet engine manufacturing operations. Mr. Brand is a graduate of Clarkson University, with advanced degrees and certificates from Xavier University and the Wharton School. Mr. Brand’s extensive experience in the aerospace and defense industries and familiarity with the operations of companies in the industry qualify him to serve as a Director.

Michael N. Taglich and Robert F. Taglich are brothers.

Information Concerning the Board of Directors

Board Leadership Structure and Risk Oversight

The Board does not have a policy requiring separation of the roles of Chief Executive Officer and Chairman of the Board. Nevertheless, Michael N. Taglich is Chairman of the Board and Daniel R. Godin is Chief Executive Officer of the Company.

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

The Board of Directors as a whole is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately. Certain risks are overseen by committees of the Board of Directors and these committees make reports to the full Board of Directors, including reports on noteworthy risk-management issues. Members of the Company’s senior management team regularly report to the full Board about their areas of responsibility and a component of these reports is risk within the area of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting on risks is conducted as needed or as requested by the Board or one of its committees.

Board Independence

Our Board of Directors has determined that Robert Schroeder, Seymour G. Siegel, David Buonanno and Michael Brand are "independent directors" within the meaning of NYSE MKT Rule 803A(2).

Director Compensation

Non-employee Directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Each Director also is entitled to be repaid or prepaid all traveling, hotel and incidental expenses reasonably incurred or expected to be incurred in attending meetings of our Board of Directors or committees of our Board of Directors or shareholder meetings or otherwise in connection with the discharge of his duties as a Director. The compensation committee will assist the directors in reviewing and approving the compensation structure for our directors.

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2015.

DIRECTOR COMPENSATION
				Non-Equity	Non-Qualified
	Fees Earned	Stock		Incentive Plan	Deferred	All Other
	or Paid in	Awards	Option	Compensation	Compensation	Compensation
Name	Cash ($)	($)	Awards ($)	($)	Earnings ($)	($)	Total ($)

Michael N. Taglich	$57,500	-	$3,215	-	-	-	$60,715
Robert F. Taglich	$57,500	-	$3,215	-	-	-	$60,715
Robert Schroeder	$30,417	-	$3,215	-	-	-	$33,632
David Buonanno	$30,417	-	$3,215	-	-	-	$33,632
Seymour G. Siegel	$42,417	-	$3,215	-	-	-	$45,632
Michael Brand	$30,417	-	$3,215	-	-		$33,632
Peter D. Rettaliata	$50,000		$-	-	-	-	$50,000

Board Meetings; Committees and Membership

The Board of Directors held three meetings during the fiscal year ended December 31, 2015 (“fiscal 2015”). During fiscal 2015, each of the directors then in office attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

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

Audit Committee. Messrs. Siegel, Schroeder and Buonanno are members of the Audit Committee. Mr. Siegel serves as Chairman of the Audit Committee and also qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under NYSE MKT Rule 803A(2). The Audit Committee held four meetings during fiscal 2015.

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
•
reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and determining the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate.

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

The Compensation Committee held two meetings during fiscal 2015.

Nominating Committee. Our Nominating Committee is composed of Messrs. Schroeder, Siegel and Brand. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties. The Nominating Committee held one meeting during fiscal 2015.

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

Stockholder Communications

Any stockholder who desires to contact any of our Directors can write to Air Industries Group, 360 Motor Parkway, Suite 100, Hauppauge, NY 11788 Attention: Stockholder Relations. Your letter should indicate that you are an Air Industries Group stockholder. Depending on the subject matter, our stockholder relations personnel will:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2015.

Policy Regarding Attendance of Directors at Annual Meetings of Stockholders

We have not established a formal policy regarding director attendance at our annual meetings of stockholders, although we encourage our directors to attend the annual meeting.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

Information Concerning Executive Officers

Our Executive Officers are set forth in the table below along with their ages and positions. Each Executive Officer holds the offices set forth opposite his or her name until his successor is chosen and qualified.

Name	Age	Position
PeteDaniel R. Godin	54	Chief Executive Officer and President
DariMarianne Giglio	52	Chief Accounting Officer

Daniel R. Godin has been our President and Chief Executive Officer since January 1, 2015. Prior to joining the Company on December 1, 2014, Mr. Godin was employed by the Merex Group since May 5, 2014 as President of Maintenance, Repair and Overhaul units of MRO Solutions, where he had P&L responsibility and provided strategy and leadership to all MRO business units within the Merex Group. From November 2008 to May 2, 2014, he was employed at Circor Aerospace, Inc. as North America Vice President and General Manager of Circor Aerospace & Defense, providing P&L and business leadership for a group of businesses focused on OEM and aftermarket design, manufacturing and MRO of proprietary fluid controls and landing gear technology. Prior to working at Circor Aerospace & Defense, Mr. Godin was employed as a Vice President at Sermatech International, Inc. where was responsible for operations and improving overall profitability. Prior to working at Sermatech International, Inc., Mr. Godin was employed at United Technologies’ Pratt & Whitney aircraft engines division and had roles in Process Engineering, Operations Management, Supply Chain and Business Center Leadership for complex aircraft turbine engine equipment development and manufacturing. Mr. Godin holds a Bachelor of Science in Manufacturing Engineering from the University of Southern Maine and completed the Executive Business Program at the Darden School at the University of Virginia.   He served with the United States Air Force and holds five US Patents for specialized aircraft and industrial engine coatings and engineered components.

Marianne Giglio has been our Chief Accounting Officer since April 26, 2016. Ms. Giglio joined our Company March 7, 2016. From 2007 until when she joined our Company, Ms. Giglio was employed by Circor Aerospace & Defense which she last served as Director of Finance/Group Director of Pricing. Ms. Giglio received a Bachelor of Science, Accounting in 1989 and is a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society of Independent Public Accountants.

Item 11. Executive Compensation.

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to our principal executive officer and our chief accounting officer (our only other executive officer whose compensation exceeded $100,000), for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “named executive officers.”

Executive Compensation Table

						Non-equity	Nonqualified
						Incentive	deferred
				Stock	Option	Plan	compensation	All other
Name and principal Position	Year	Salary	Bonus	awards	awards	Information	earnings	compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)

Daniel R. Godin (1)	2015	$254,807	-	-	-	-	-	$9,600	(3)	$264,407
President and CEO
James Sartori (2)	2015	$186,609	-	-	$12,353	-	-	$9,000	(3)	$207,962
Chief Accounting Officer
(1) Mr. Godin became our President and CEO effective as of January 1, 2015.

(2) Mr. Sartori became our Chief Accounting Officer on January 15, 2015 and resigned effective April 22, 2016.

(3) Represents car allowance.

None of our executive officers or key employees named in the above table has an employment agreement providing for a fixed term of employment. All are employees at will terminable at any time without any severance, other than that payable to employees generally.

Terms of Daniel R. Godin’s Employment

Daniel R.  Godin, our President and Chief Executive Officer, is entitled to a base salary of $250,000 per annum, plus a bonus for 2015 based upon performance criteria to be determined. We also paid Mr. Godin a signing bonus of $50,000. In addition, Mr. Godin receives a car allowance of $800 per month and is eligible to participate in such health and welfare plans as are made available to our executives generally. On December 1, 2014, we granted Mr. Godin options to purchase 120,000 shares at an exercise price of $10.12 per share. The options vest in quarterly installments of 10,000 shares on the first day of March, June, September and December of each year commencing March 1, 2015 until fully vested as to 120,000 shares on December 1, 2017. The options expire on November 30, 2021.

Terms of James Sartori’s Employment

James Sartori, was appointed Vice President, Chief Accounting Officer January 15, 2015, and resigned in April 2016. Pursuant to his employment agreement he was entitled to a base salary of $175,000 and eligible for such cash bonuses and equity incentive awards as the Board from time to time determined to be appropriate. In addition, Mr. Sartori received a car allowance of $750 per month and was eligible to participate in such health and welfare plans as are made available to our executives generally. On March 19, 2015, we granted Mr. Sartori an option to purchase 11,000 shares of common stock at an exercise price of $10.34 per share. The options were to vest in annual installments of 3,666 shares on the first two anniversaries of the date of grant, and as to 3,668 shares on the third anniversary of the date of grant. Because of Mr. Sartori’s departure, the 3,666 shares which vested on March 19, 2016, will expire on July 21, 2016.

Executive Compensation Policies as They Relate to Risk Management

The Compensation Committee and management have considered whether our compensation policies might encourage inappropriate risk taking by the Company’s executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance based compensation focused on profits as opposed to revenue growth.

During the years ended December 31, 2015 and 2014, less than 1% of the total compensation paid to employees was paid in performance-based compensation, including commissions and bonuses.

Equity Awards – 2015

The following table shows the grant of equity awards in the form of options to James Sartori who was our only named Executive Officer to receive an equity award during 2015. We did not grant any equity awards in the form of shares to any of the named Executive Officers during 2015 and consequently have omitted those columns from the table which would have described such awards.

GRANT OF PLAN-BASED AWARDS

All Other Option
		Awards: Number of	Grant Date Fair Value
		Securities Underlying	of Stock and Option
Name	Grant Date	Options (#)	Awards ($)
James Sartori	3/19/2015	11,000	$12,353

Outstanding Equity Awards at 2015 Year-End

The following table shows certain information regarding outstanding equity awards held by our named Executive Officers as of December 31, 2015.

Option Awards					Stock Awards
Equity Incentive
	Number of	Number of			Plan Awards:	Equity Incentive Plan
	Securities	Securities			Number of	Awards: Market or
	Underlying	Underlying			Unearned Shares,	Payout Value of
	Unexercised	Unexercised	Option	Option	Units or Other	Unearned Shares,
	Options (#)	Options (#)	Exercise	Expiration	Rights That Have	Units or Other Rights
Name	Exercisable	Unexercisable	Price ($)	Date	Not Vested (#)	That Have Not Vested

Daniel R. Godin	39,600	80,400	$10.12	11/30/2021	-	-
James Sartori	-	11,000	$10.34	3/19/2020	-	-

Equity Incentive Plans

We have two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”), which our Board of Directors adopted in March 2015 and our stockholders approved in June 2015, and the 2013 Equity Incentive Plan (the “2013 Plan”), which our Board of Directors adopted in May 2013 and our stockholders approved in July 2013.   The 2015 Plan is virtually identical to the 2013 Plan, except that the 2015 Plan authorized the issuance of 350,000 shares of Common Stock and the 2013 Plan authorized the issuance of 600,000 shares. As of March 31, 2016, options to purchase 564,342 shares remain outstanding and no shares remained available for issuance under the 2013 Plan. All of the 350,000 shares authorized under the 2015 Plan were available for issuance on March 31, 2016. On April 14, 2016, 120,000 shares were issued to employees under the 2015 Plan. The Plans permit the Company to grant stock awards and non-qualified and incentive stock options to employees, directors and consultants. The Plan is administered by the Compensation Committee of the Board and has a term of ten years from the date it was adopted by the Board.

We adopted the Plans to provide a means by which employees, directors, and consultants of our Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be given an opportunity to purchase our Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2016 by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our chief executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March 31, 2016 we had outstanding 7,560,040 shares of our common stock. Except as stated in the table, the address of the holder is c/o our company, 360 Motor Parkway, Suite 100, Hauppauge, New York 11788.

Name	Number of Shares	Percent of Class

Directors and Executive Officers:

Michael N. Taglich	467,663(1)	6.14%
Peter D. Rettaliata	66,761(2)	*
Robert F. Taglich	485,164(1)	6.37%
Seymour G. Siegel	16,039(3)	*
David Buonanno	16,850(3)	*
Robert Schroeder	93,389(4)	1.23%
Michael Brand	15,250(3)	*
Daniel Godin, President and CEO	60,000(5)	*
James Sartori, Chief Accounting Officer (7)	3,666 (5)	*
All Directors and Executive Officers as a group (9 persons)	1,156,007 (6)	14.73%
___
* Less than 1%

(1) Includes 58,726 shares owned by Taglich Brothers, Inc. and other entities controlled by Mr. Taglich, 41,190 shares he may acquire upon exercise of warrants and 15,250 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2) Includes 64,216 shares he may acquire upon exercise of options exercisable within 60 days.
(3) Includes 15,250 shares he may acquire upon exercise of options exercisable within 60 days.
(4) Includes 27,585 shares he may acquire upon exercise of warrants and 15,250 shares he may acquire upon exercise of options, in each case exercisable within 60 days.
(5) Represents shares he may acquire upon exercise of options exercisable within 60 days,
(6) Includes 68,775 shares that may be acquired upon exercise of warrants and 219,382 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

(7) Mr. Sartori resigned effective March 22, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our Directors or Executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On January 1, 2014, we entered into a Capital Market Advisory Agreement with Taglich Brothers pursuant to which Taglich Brothers provides us, on a non-exclusive basis, business advisory services for a monthly fee of $7,000 and a warrant to purchase 10,000 shares of our common stock at an exercise price of $8.72 per share. This agreement renews annually.

In connection with our public offering of 1,170,000 shares of common stock completed on June 3, 2014, we paid Taglich Brothers, which acted as placement agent for the offering, $842,400, representing 8% of the gross proceeds of the offering as a sales commission, plus an additional $75,000 in reimbursement of counsel fees. In addition, we granted Taglich Brothers placement agent warrants to purchase 46,800 shares of common stock, representing 4% of the shares sold in the offering as additional compensation. The warrants are exercisable for cash or on a cashless basis at a per share exercise price equal to $11.25, commencing May 29, 2015 and expiring May 28, 2019.

We paid Taglich Brothers a total of $18,000 ($1,500 per month) during 2014 for posting its research reports on our company on its website pursuant to a research distribution agreement and $6,000 to date during 2015.

On September 8, 2015, the Company borrowed $350,000 from Michael Taglich, a director of the Company, and issued its promissory notes in the principal amount of $350,000 to evidence its obligation to repay that indebtedness. The notes bear interest at the rate of 4% per annum and is payable on September 7, 2016.

On April 8, 2016, the Company borrowed $350,000 from each of Michael N. Taglich and Robert F. Taglich, directors of the Company, and issued its promissory notes in the principal amount of $350,000 to evidence its obligation to repay that indebtedness. The notes bear interest at the rate of 7% per annum and are payable on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $1,000,000.

The foregoing transactions were reviewed and approved by the Audit Committee or our Board of Directors. We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Item 14. Principal Accounting Fees and Services.

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

During fiscal year 2015 and fiscal year 2014, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2015	2014

Audit Fees (1)	$405,000	$280,000
Audit Related Fees (2)	33,370	33,671
Tax Fees (3)	97,670	89,288

	$536,040	$402,959

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.  Description

2.1
Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

2.2
Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

2.3
Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 30, 2013).

3.2
Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

4.1
Form of Warrant Agreement dated as of December 31, 2008 between the Registrant and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 7, 2009).

4.2 4.3
Form of Placement Agent’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

Form of Warrant Agreement dated as of January 1, 2014 between the Registrant and Taglich Brothers, Inc.

10.1
Contract of Sale, dated as of November 7, 2005, by and between KPK Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1460 North Fifth Avenue and 1479 North Clinton Avenue, Bay Shore, NY (incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.2
Mortgage and Security Agreement, dated as of November 30, 2005, by and between Air Industries Machining, Corp. and PNC Bank (incorporated herein by reference to Exhibit 10.20 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.3
Long Term Agreement, dated as of August 18, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated herein by reference to Exhibit 10.21 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.4
Long Term Agreement, dated as of September 7, 2000, between Air Industries Machining, Corp. and Sikorsky Aircraft Corporation (incorporated herein by reference to Exhibit 10.22 of the Registrant's Current Report on Form 8-K filed December 6, 2005).

10.5
Stock Purchase Agreement, dated March 9, 2009, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed March 14, 2009).

10.6
Amendment No. 1 dated August 2, 2009 to the Stock Purchase Agreement, dated March 9, 2009, between Gales Industries Incorporated and John Gantt and Lugenia Gantt, the shareholders of Welding Metallurgy, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed August 3, 2009).

10.7
7% Promissory Note of Registrant in the principal amount of $2,000,000 in favor of John and Lugenia Gantt (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.8
Registration Rights Agreement dated as of August 24, 2009 by and among the Registrant and John and Lugenia Gantt (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 26, 2009).

10.9
Amended and Restated Promissory Note dated as of August 26, 2009 payable to John and Lugenia Gantt (the "Amended and Restated Gantt Note") (incorporated herein by reference from Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.10	Amendment dated as of October 9, 2009 to Amended and Restated Gantt Note (incorporated herein by reference from Exhibit 10.47 to the Registrant's 2007 Form 10-K).

10.11
Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “PNC Loan Agreement”) dated June 27, 2013 by and among PNC Bank, National Association, as Lender and Agent, and Air Industries Machining, Corp., Welding Metallurgy, Inc., Nassau Tool Works, Inc. and Air Industries Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 27, 2013).

10.12	Guarantor’s Ratification by Air Industries Group, Inc. under PNC Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed June 27, 2013).

10.13	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Registrant's Form 10).

10.14	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.15	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).
10.16	Subscription documents for purchase of common stock and conversion of junior subordinated notes into common stock. (incorporated herein by reference to Exhibit 10.25 to the Registrant's Form 10).

10.17	Placement Agent Agreement dated as of May 21, 2012 between the Registrant and Taglich Brothers Inc. (incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10).

10.18	Common Stock Purchase Agreement dated October 25, 2013 with Kimura Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 29, 2013).

10.19	First Amendment to PNC Loan Agreement (incorporated herein by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

10.20	Amended and Restated PNC Loan Agreement (incorporated herein by reference from Exhibit 10.23 to the Registrant's 2013 Form 10-K.)
10.21	Amended and Restated Revolving Credit Note issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.24 to the Registrant's 2013 Form 10-K).

10.22	Second Amendment to Term Note issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.25 to the Registrant's 2013 Form 10-K).

10.23
Stock Purchase Agreement dated as of April 1, 2014 by and among WMI and the shareholders of Woodbine Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 2, 2014).

10.24
Third Amendment to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 2, 2014).

10.25	Form of Subscription Agreement, dated as of May 28, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.26
Placement Agent Agreement, dated as of May 28, 2014, between the Registrant and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.27
Stock Purchase Agreement dated as of June 4, 2014, by and among the Registrant and the shareholders of Eur-Pac Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2014).

10.28
Stock Purchase Agreement dated as of October 1, 2014, between the Registrant and Dynamic Materials Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed (October 2, 2014).

10.29	Promissory Note of Registrant payable to AMK Welding, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.30	Mortgage and Security Agreement in favor of Dynamic Materials Corporation (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.31	Term Note (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 2, 2014).

10.32
Capital Market Advisory Agreement dated as of January 1, 2014 between the Registrant and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.33
Agreement and Plan of Merger dated as of February 27, 2015, by and among the Registrant, SEC Acquisition Corp., The Sterling Engineering Corporation (“Old Sterling”) and the shareholders of Old Sterling (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2015).

10.34	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.35
Open End Mortgage Deed and Security Agreement with respect to South Windsor, Connecticut premises (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.36
Collateral Assignment of Rents, Leases and Profits with respect to South Windsor, Connecticut premises (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.37
Open End Mortgage Deed and Security Agreement with respect to Barkhamsted, Connecticut premises (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.38
Collateral Assignment of Rents, Leases and Profits with respect to Barkhamsted, Connecticut premises (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 10, 2015).

10.39	Offer Letter to Daniel R. Godin (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.40
Asset Purchase Agreement dated as of August 31, 2013 between the Registrant, on the one hand, and Compaq Development Corporation, Peter C. Rao and Vito Valenti, the shareholders of Compaq Development Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2015).

10.41	Fifth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 23, 2015).

10.42
Tenth Amendment to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 23, 2015).

10.43
Eleventh Amendments to Amended and Restated Loan and Security Agreement with PNC Bank, N.A (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 12, 2016).

10.44	Sixth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 12, 2016).

10.45
Promissory Note dated as of September 8, 2015 payable to Michael N. Taglich in the principal amount of $350,000 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.46
Real Estate Purchase and Sale Contract dated as of December 7, 2015 for the sale of 283 Sullivan Avenue, South Windsor, CT (“South Windsor Contract”) (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.47	First Amendment to South Windsor Contract dated as of January 26, 2016 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.48 10.49 10.50 10.51 10.52
Second Amendment to South Windsor Contract dated as of February 24, 2016 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

Third Amendment to South Windsor Contract dated as of April 7, 2016 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Current Report on Form 8-K filed on April 13, 2016).

Lease dated April 11, 2016 for the premises located at 283 Sullivan Avenue, South Windsor, CT (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Current Report on Form 8-K filed on April 13, 2016).

Promissory note dated April 8, 2016 in the principal amount of $350,000 payable to Michael N. Taglich.
(incorporated herein by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on April 13, 2016).

Promissory note dated April 8, 2016 in the principal amount of $350,000 payable to Robert F. Taglich (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed on April 13, 2016).

21.1	Subsidiaries (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (principal executive officer)

By:	/s/ Marianne Giglio
Marianne Giglio Chief Accounting Officer (principal financial and accounting officer)