Form 10-Q
period 2016-03-31
AIR INDUSTRIES GROUP
filed 2016-05-16
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of April 30, 2016, the registrant had outstanding 7,560,040 shares of common stock.

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

Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	2

Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$369,000	$529,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $902,000 and $985,000, respectively	9,811,000	13,662,000
Inventory	40,657,000	36,923,000
Deferred Tax Asset	2,356,000	1,725,000
Prepaid Expenses and Other Current Assets	1,444,000	1,583,000
Assets Held for Sale, Net	1,675,000	1,700,000
Total Current Assets	56,312,000	56,122,000

Property and Equipment, Net	15,264,000	15,299,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $4,701,000 and $4,595,000, respectively	1,133,000	1,027,000
Deferred Financing Costs, Net, Deposits and Other Assets	963,000	1,094,000
Intangible Assets, Net	3,532,000	3,852,000
Deferred Tax Asset, Net	398,000	338,000
Goodwill	10,518,000	10,518,000

TOTAL ASSETS	$88,120,000	$88,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$40,865,000	$40,893,000
Accounts Payable and Accrued Expenses	12,994,000	12,053,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,310,000	958,000
Income Taxes Payable	24,000	14,000
Total Current Liabilities	55,231,000	53,956,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	3,917,000	3,912,000
Deferred Gain on Sale - Net of Current Portion	361,000	371,000
Deferred Rent	1,209,000	1,206,000
TOTAL LIABILITIES	60,718,000	59,445,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - Par Value $.001 - Authorized 1,000,000 Shares, None Issued and Outstanding at March 31, 2016 and December 31, 2015	-	-
Common Stock - Par Value $.001 - Authorized 25,000,000 Shares, 7,560,040 Shares Issued and Outstanding as of March 31, 2016 and December 31, 2015	7,000	7,000
Additional Paid-In Capital	44,182,000	44,155,000
Accumulated Deficit	(16,787,000)	(15,357,000)
TOTAL STOCKHOLDERS' EQUITY	27,402,000	28,805,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,120,000	$88,250,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations for the Three Months Ended March 31,
(Unaudited)

	2016	2015

Net Sales	$15,184,000	$16,811,000

Cost of Sales	12,363,000	12,442,000

Gross Profit	2,821,000	4,369,000

Operating Expenses	4,412,000	3,903,000

(Loss) Income from Operations	(1,591,000)	466,000

Interest and Financing Costs	(505,000)	(346,000)

Other Income, Net	10,000	8,000

(Loss) Income before Income Taxes	(2,086,000)	128,000

Benefit from (Provision for) Income Taxes	656,000	(24,000)

Net (Loss) Income	$(1,430,000)	$104,000

(Loss) Income per share - basic	$(0.19)	$0.01
(Loss) Income per share - diluted	$(0.19)	$0.01

Weighted average shares outstanding - basic	7,584,765	7,236,442
Weighted average shares outstanding - diluted	7,584,765	7,521,520

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31,
(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,430,000)	$104,000
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
Depreciation of property and equipment	904,000	719,000
Amortization of intangible assets	320,000	307,000
Amortization of capitalized engineering costs	105,000	77,000
Bad debt expense	-	39,000
Non-cash compensation expense	27,000	17,000
Amortization of deferred financing costs	170,000	25,000
Gain on sale of real estate	(10,000)	(10,000)
Deferred income taxes	(691,000)	(147,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	3,850,000	1,202,000
Inventory	(3,826,000)	(2,163,000)
Prepaid expenses and other current assets	139,000	288,000
Deposits and other assets	35,000	(45,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	941,000	661,000
Deferred rent	3,000	9,000
Deferred revenue	352,000	(128,000)
Income taxes payable	11,000	33,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	900,000	988,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(212,000)	(149,000)
Purchase of property and equipment	(355,000)	(143,000)
Cash paid for acquisitions	-	(5,413,000)
Cash acquired in acquisitions	-	588,000
NET CASH USED IN INVESTING ACTIVITIES	(567,000)	(5,117,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	458,000	3,557,000
Proceeds from note payable - term loans	-	3,500,000
Payments of note payable - term loans	(563,000)	(340,000)
Capital lease obligations	(313,000)	(91,000)
Deferred financing costs	(75,000)	(334,000)
Notes payable - sellers	-	(41,000)
Payments related to lease impairment	-	(16,000)
Dividends paid	-	(1,066,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(493,000)	5,169,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(160,000)	1,040,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	529,000	1,418,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$369,000	$2,458,000

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, (Continued)
(Unaudited)

	2016	2015

Supplemental cash flow information
Cash paid during the period for interest	$505,000	$310,000

Supplemental cash flow information
Cash paid during the period for income taxes	$13,000	$183,000

Supplemental schedule of non-cash investing and financing activities
Classification of assets held for sale	$1,675,000	$-

Dividends payable	$-	$1,125,000

Acquisition of property and equipment financed by capital lease	$-	$124,000

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$8,281,000
Goodwill	-	1,963,000
Cash acquired	-	588,000
Liabilities assumed	-	(1,216,000)
Common stock issued	-	(4,203,000)
Cash paid for acquisition	$-	$5,413,000

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. ("Decimal"), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC ("Air Realty"), The Sterling Engineering Corporation ("Sterling") effective March 1, 2015, and Compac Development Corporation (“Compac”) effective September 1, 2015, (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

Reclassifications

Certain account balances in 2015 have been reclassified to conform to the current period presentation.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sterling founded in 1941 manufactures components for aircraft and ground turbine engines.

The acquisition of Sterling was accounted for under ASC 805. The purchase price allocation is set forth below.

Fair value of tangible assets acquired	$8,281,000
Goodwill	1,963,000
Cash acquired	588,000
Liabilities assumed	(1,216,000)
Total	$9,616,000

The below table sets forth selected proforma financial information as if Sterling were owned for the three months ended March 31, 2015.

Three Months Ended March 31, 2015
Net Sales	$18,650,000
Income (loss) from operations	$275,000

The below table sets forth selected financial information for Sterling for the three months ended March 31, 2016 and the portion of the three months ended March 31, 2015 during which Sterling was a subsidiary of the Company.

2016	Sterling
Net Sales	$1,574,000
Income from operations	$(375,000)

2015	Sterling
Net Sales	$887,000
Income from operations	$78,000

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

Inventory Valuation

Inventory at March 31, 2016 was computed using the “gross profit” method.

The Company valued inventory at December 31, 2015 at the lower of cost on a first-in-first-out basis or market.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There were four customers that represented 58.4% and two customers that represented 41.3% of total sales for the three months ended March 31, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
1	23.2	23.2
2	12.7	*
3	11.9	18.1
4	10.6	*

* Customer was less than 10% of sales for the three months ended March 31, 2015.
Customers 1 and 3 are owned by the same corporate entity.

There were three customers that represented 40.1% of gross accounts receivable and four customers that represented 61.1% of gross accounts receivable at March 31, 2016 and December 31, 2015, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March	December
	2016	2015
	(Unaudited)
1	17.4	26.6
2	12.1	13.6
3	10.6	10.5
4	*	10.4

* Customer was less than 10% of Gross Accounts Receivable at March 31, 2016.
Customers 1 and 3 are owned by the same corporate entity.

During the three months ended March 31, 2016 and 2015, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	7,584,765	7,236,442
Effect of dilutive stock options and warrants	-	285,078
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,584,765	7,521,520

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Stock Options	252,000	156,891
Warrants	56,800	46,800
	308,800	203,691

The following table sets forth options and warrants which were excluded from the diluted per share calculation for the three months ended March 31, 2016 even though the exercise price was less than the average market price of the common shares and unvested restricted stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

Stock Options	312,342
Warrants	107,785
Unvested Restricted Stock	27,000
447,127

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $27,000 and $17,000 for the three months ended March 31, 2016 and 2015, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $10,518,000 at March 31, 2016 and December 31, 2015 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-Pac ($1,656,000), ECC ($109,000), AMK ($635,000), Sterling ($4,540,000) and Compac ($560,000). Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that there has been no impairment of goodwill at March 31, 2016.

Debt Issuance Costs

Effective January 1, 2016, the Company adopted FASB ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The amendments to the SEC paragraphs in this update state that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this amended guidance did not have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”).The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this amended to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this amended to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment” (“ASU 2016-09”). ASU 2016-09 is part of the FASB Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of this amended to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-10”). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers”, which is not yet effective. The effective date and transition requirements of ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. They are effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

On April 11, 2016, the Company executed a Sale - Leaseback Arrangement, whereby the Company sold the building and real property located in South Windsor, Connecticut (the "Property") for a purchase price of $1,700,000. The net proceeds from the sale of the property will be applied to the amounts owed to PNC Bank.

At March 31, 2016, the Company classified the Property as Assets Held for Sale with a balance of $1,675,000.

Simultaneous with the closing of the sale of the Property, the Company entered into a 15-year lease (the "Lease") with the purchaser for the property. Base annual rent is approximately $155,000 for the first year and increases approximately 3% per year, each year thereafter. The Lease grants the Company an option to renew the Lease for an additional period of five years. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The Lease also contains representations, warranties, obligations, conditions and indemnification provisions in favor of the purchaser and grants the purchaser remedies upon a breach of the Lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent.

The Company will account for the transaction under the provisions of FASB ASC 840-40, “Leases - Sale-Leaseback Transactions”.

Management has evaluated subsequent events through the date of this filing.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,658,000	1,658,000	31.5 years
Machinery and Equipment	15,281,000	15,109,000	5 - 8 years
Capital Lease Machinery and Equipment	6,265,000	5,869,000	5 - 8 years
Tools and Instruments	7,155,000	6,993,000	1.5 - 7 years
Automotive Equipment	217,000	191,000	5 years
Furniture and Fixtures	443,000	425,000	5 - 8 years
Leasehold Improvements	944,000	910,000	Term of Lease
Computers and Software	518,000	482,000	4 - 6 years
Total Property and Equipment	32,781,000	31,937,000
Less: Accumulated Depreciation	(17,517,000)	(16,638,000)
Property and Equipment, net	$15,264,000	$15,299,000

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $904,000 and $719,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Customer Relationships	$6,555,000	$6,555,000	5 to 14 years
Trade Names	1,480,000	1,480,000	20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	150,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,860,000	8,860,000
Less: Accumulated Amortization	(5,328,000)	(5,008,000)
Intangible Assets, net	$3,532,000	$3,852,000

Amortization expense for the three months ended March 31, 2016 and 2015 was approximately $320,000 and $307,000, respectively.

Note 6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$30,062,000	$29,604,000
Term loans, PNC	9,270,000	9,833,000
Capital lease obligations	5,100,000	5,018,000
Related party note payable	350,000	350,000
Subtotal	44,782,000	44,805,000
Less: Current portion of notes and capital lease obligations	(40,865,000)	(40,893,000)
Notes payable and capital lease obligations, net of current portion	$3,917,000	$3,912,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Loan Facility was most recently amended in February 2016 to increase the revolving loan to $37,500,000, including an overdraft facility of $4,500,000. We paid a fee of $75,000 in connection with the amendment. The Loan Facility consists of a $37,500,000 revolving loan (which includes an inventory sub-limit of $15,000,000) and four term loans (Term Loan A, Term Loan B, Term Loan C, and Term Loan D), described below. Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus three quarters of one percent (0.75%) with respect to Domestic Rate Loans and (b) the sum of the Eurodollar Rate plus two and one half of one percent (2.50%) with respect to LIBOR Rate Loans, and had an outstanding balance of $30,062,000 and $29,604,000, as of March 31, 2016 and December 31, 2015, respectively.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed $2,676,000, representing an additional $1,328,000, to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A consists of thirty-two consecutive monthly principal installments, the first thirty-one in the amount of $31,859 which commenced on the first business day of May 2014, and continued on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At March 31, 2016 and December 31, 2015, the balance due under Term Loan A was $1,943,000 and $2,039,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine in the amount of $58,333 which commenced on the first business day of December 2014, and continued on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. At March 31, 2016 and December 31, 2015, the balance due under Term Loan B was $2,567,000 and $2,742,000, respectively.

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At March 31, 2016 and December 31, 2015, the balance due under Term Loan C was $2,014,000 and $2,118,000, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen in the amount of $62,847 which commenced on the first business day of April 2015, and continued on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At March 31, 2016 and December 31, 2015, the balance due under Term Loan D was $2,746,000 and $2,934,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of capital expenditures it can make. The Company is also limited to the amount of dividends it can pay its shareholders as defined in the Loan Facility. As of March 31, 2016 and December 31, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. Because the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and, PNC, at its option, may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of the date of issuance of the accompanying financial statements, PNC has not given such notice. In addition, the Company has requested a waiver from PNC for the failure to meet the Fixed Charge Coverage Ratio covenant. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all other terms of the Loan Facility.

The Company is currently in discussions with PNC and has reached an agreement in principle regarding a twelfth amendment of our Loan Facility. As part of this Amendment, the bank will extend the maturity date of the revolving portion of the Loan Facility to April 30, 2018. In addition, we have acknowledged that there are currently outstanding excess advances of approximately $6,500,000 and that such over advances shall be repaid by the payment of $1,500,000 on the closing date of the twelfth amendment and by the payment of $100,000 on each Monday thereafter beginning on the second Monday following the closing date. So long as they are outstanding, the over advances shall bear interest at a per annum rate equal to the LIBOR rate plus 4.5%. We will pay the bank a fee of $100,000 on the first Monday after the closing of the twelfth amendment and reimburse it for all expenses incurred in connection with entering into the amendment. Further, as part of the amendment the bank will waive our failure to comply with the Fixed Charge Ratio covenant contained in the Loan Facility for the period from December 31, 2015 to March 31, 2016.

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

As of March 31, 2016, the scheduled future minimum principal payments for the term loans are as follows, however as discussed above, the balance of the term loans have been classified as current:

For the twelve months ending	Amount
March 31, 2017	$5,806,000
March 31, 2018	1,117,000
March 31, 2019	1,117,000
March 31, 2020	883,000
March 31, 2021	347,000
PNC Term Loans payable	9,270,000
Less: Current portion	(9,270,000)
Long-term portion	$-

Interest expense related to these credit facilities amounted to approximately $435,000 and $285,000 for the three months ended March 31, 2016 and 2015, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. Each lease has a bargain purchase option exercisable at the termination of the lease. Capital lease obligations totaled $5,100,000 and $5,018,000 as of March 31, 2016 and December 31, 2015, respectively, with various interest rates ranging from approximately 4% to 7%.

As of March 31, 2016, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
March 31, 2017	$1,438,000
March 31, 2018	1,438,000
March 31, 2019	1,360,000
March 31, 2020	1,162,000
March 31, 2021	281,000
Thereafter	5,000
Total future minimum lease payments	5,684,000
Less: imputed interest	(584,000)
Less: current portion	(1,183,000)
Total Long Term Portion	$3,917,000

Related Party Notes Payable

On September 8, 2015, the Company issued a promissory note (the “Taglich Note A”) to Michael Taglich in the principal amount of $350,000. The Taglich Note A bears interest at the rate of 4% per annum. The principal and interest are due to be paid on September 7, 2016. The Company's obligation under the Taglich Note A is subordinated to its indebtedness to PNC. Interest expense related to the Taglich Note A was $3,500 for the three months ended March 31, 2016.

Related Party Notes Payable – Subsequent Events

On April 8, 2016, the Company issued a promissory note (the “Taglich Note B”) to Michael Taglich in the principal amount of $350,000. The Taglich Note B bears interest at the rate of 7% per annum. The principal and interest are due to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $1,000,000. The Company's obligation under the Taglich Note B is subordinated to its indebtedness to PNC.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2016, the Company issued a promissory note (the “Taglich Note C”) to Robert Taglich in the principal amount of $350,000. The Taglich Note C bears interest at the rate of 7% per annum. The principal and interest are due to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $1,000,000. The Company's obligation under the Taglich Note C is subordinated to its indebtedness to PNC.

On May 6, 2016, the Company issued a promissory note (the “Taglich Note D”) to Michael Taglich in the principal amount of $400,000. The Taglich Note D bears interest at the rate of 7% per annum. The principal and interest are due to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $2,000,000. The Company's obligation under the Taglich Note D is subordinated to its indebtedness to PNC.

On May 6, 2016, the Company issued a promissory note (the “Taglich Note E”) to Robert Taglich in the principal amount of $300,000. The Taglich Note E bears interest at the rate of 7% per annum. The principal and interest are due to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $2,000,000. The Company's obligation under the Taglich Note E is subordinated to its indebtedness to PNC.

Note 7. STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended December 31, 2015, the Company granted 52,000 shares of restricted common stock pursuant to an agreement in connection with the acquisition of Sterling. The value of $463,000 related to this grant was recorded as additional paid in capital at December 31, 2015.

During the three months ended March 31, 2016, 25,000 shares of restricted stock have vested and are included in shares issued and outstanding.

Stock Options

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”) which was approved by affirmative vote of the Company’s stockholders on June 25, 2015. The Plan authorized the grant of rights with respect to up to 350,000 shares. No stock options have been issued under the Plan as of March 31, 2016.

Note 8. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2016 and 2015 is set forth below:

	2016	2015
	(Unaudited)	(Unaudited)
Current
Federal	$-	$166,000
State	22,000	5,000
Prior Year Under Accrual
Federal	13,000	-
Total Current Expense	35,000	171,000
Deferred Tax (Benefit)	(691,000)	(147,000)
Net (Benefit from) Provision for Income Taxes	$(656,000)	$24,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets as of March 31, 2016 and December 31, 2015 are set forth below:

	March 31,	December 31,
	2016	2015
Deferred tax assets	(Unaudited)
Current:
Net operating losses	$1,055,000	$462,000
Bad debts	308,000	336,000
Inventory - 263A adjustment	8,000	8,000
Accounts payable, accrued expenses and reserves	985,000	919,000
Total current deferred tax assets before valuation allowance	2,356,000	1,725,000
Valuation allowance	-	-
Total current deferred tax assets after valuation allowance	2,356,000	1,725,000

Non-current:
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	88,000	79,000
Capitalized engineering costs	432,000	432,000
Deferred rent	410,000	410,000
Amortization - NTW Transaction	845,000	789,000
Inventory reserves	727,000	680,000
Deferred gain on sale of real estate	123,000	126,000
Other	148,000	257,000
Total non-current deferred tax assets before valuation allowance	2,777,000	2,777,000
Valuation allowance	(4,000)	(4,000)
Total non-current deferred tax assets after valuation allowance	2,773,000	2,773,000

Deferred tax liabilities:
Property and equipment	(2,041,000)	(2,091,000)
Amortization - NTW Goodwill	(14,000)	(13,000)
Amortization - AMK Goodwill	(22,000)	(18,000)
Amortization - Welding Transaction	(298,000)	(313,000)
Total non-current deferred tax liabilities	(2,375,000)	(2,435,000)

Net non-current deferred tax asset	$398,000	$338,000

During the year ended December 31, 2015, the Company provided a valuation allowance on the deferred tax assets related to capital loss and section 1231 loss carryforwards. The valuation allowance at both March 31, 2016 and December 31, 2015 amounted to $4,000. Management believes that the remainder of the net deferred tax assets are more likely than not to be realized.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company’s operating segments for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$7,467,000	$9,064,000
Gross Profit	1,858,000	2,091,000
Pre (Loss) Income	(400,000)	(180,000)
Assets	51,076,000	40,205,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	5,160,000	5,782,000
Gross Profit	948,000	2,162,000
Pre Tax (Loss) Income	(772,000)	770,000
Assets	19,263,000	18,141,000

TURBINE ENGINE COMPONENTS
Net Sales	2,557,000	1,965,000
Gross Profit	15,000	116,000
Pre Tax (Loss) Income	(914,000)	(462,000)
Assets	17,247,000	18,188,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax (Loss) Income	-	-
Assets	534,000	1,279,000

CONSOLIDATED
Net Sales	15,184,000	16,811,000
Gross Profit	2,821,000	4,369,000
Pre Tax (Loss) Income	(2,086,000)	128,000
Benefit from (Provision for) Income Taxes	656,000	(24,000)
Net (Loss) Income	(1,430,000)	104,000
Assets	$88,120,000	$77,813,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our report on Form 10-K for the year ended December 31, 2015, which was filed on April 4, 2016, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial and industrial sector is increasing. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. We also provide sheet metal fabrication of aerostructures, tube bending, welding and kitting services. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky's UH-60 Blackhawk and CH-47 Chinook helicopters, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing’s 777 and Airbus' 380 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground-power turbine applications.

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

In March 2015 we acquired the Sterling Engineering Corporation (“Sterling”). Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers. Sterling’s results are reported as part of our Turbine Engine Components segment. In September 2015 we acquired the business and operations of Compac Development Corporation (“Compac”) in an asset acquisition. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components. Its results are reported as part of our Aerostructures and Electronics segment.

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

Segment Data

We follow Financial Accounting Standards Board ("FASB”) ASC 280, “Segment Reporting” (“ASC 280”), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

We currently divide our operations into three operating segments: Complex Machining; Aerostructures and Electronics; and Turbine Engine Components. We separately report our corporate overhead (which was comprised of certain operating costs that were not directly attributable to a particular segment). Effective January 1, 2015, all operating costs are allocated to the Company’s three operating segments. As our businesses continue to develop and evolve, and we acquire additional companies, we may deem it appropriate to reallocate our companies into different operating segments and, once we achieve sufficient integration among our businesses, report as a unified company.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

	Three Months Ended March 31, 2016 and 2015:
	2016	2015
	(Unaudited)	(Unaudited)
Net sales	$15,184,000	$16,811,000
Cost of sales	12,363,000	12,442,000
Gross profit	2,821,000	4,369,000
Operating expenses and interest costs	(4,917,000)	(4,249,000)
Other income, net	10,000	8,000
Benefit from (provision for) income taxes	656,000	(24,000)
Net (loss) income	$(1,430,000)	$104,000

Balance Sheet Data:

	March 31, 2016 (Unaudited)	December 31, 2015
Cash and cash equivalents	$369,000	$529,000
Working capital	1,081,000	2,166,000
Total assets	88,120,000	88,250,000
Total stockholders' equity	$27,402,000	$28,805,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$7,467,000	$9,064,000
Gross Profit	1,858,000	2,091,000
Pre (Loss) Income	(400,000)	(180,000)
Assets	51,076,000	40,205,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	5,160,000	5,782,000
Gross Profit	948,000	2,162,000
Pre Tax (Loss) Income	(772,000)	770,000
Assets	19,263,000	18,141,000

TURBINE ENGINE COMPONENTS
Net Sales	2,557,000	1,965,000
Gross Profit	15,000	116,000
Pre Tax (Loss) Income	(914,000)	(462,000)
Assets	17,247,000	18,188,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax (Loss) Income	-	-
Assets	534,000	1,279,000

CONSOLIDATED
Net Sales	15,184,000	16,811,000
Gross Profit	2,821,000	4,369,000
Pre Tax (Loss) Income	(2,086,000)	128,000
Benefit from (Provision for) Income Taxes	656,000	(24,000)
Net (Loss) Income	(1,430,000)	104,000
Assets	$88,120,000	$77,813,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2016 were approximately $15,184,000, a decrease of $(1,627,000), or (9.6)%, compared with $16,811,000 for the three months ended March 31, 2015. The decrease in sales resulted from declines in our Complex Machining and Aerostructure & Electronics segments totaling approximately $(1,597,000) and $(622,000), respectively. These declines in sales were partially offset by increases in our Turbine Engine Components segment of approximately $ 592,000. The increase in sales of our Turbine Engine Components segment in 2016 reflects the inclusion of three months of sales of Sterling, as opposed to the one month of sales included in the March 31, 2015 period.

As indicated in the table below, four customers represented 58.4% and two customers represented 41.3% of total sales for the three months ended March 31, 2016 and 2014, respectively.

Customer	Percentage of Sales
	2016	2015
Sikorsky Aircraft	23.2	23.2
United States Department of Defense	12.7	*
Goodrich Landing Gear Systems	11.9	18.1
Northrop Grumman Corporation	10.6	*

* Customer was less than 10% of sales for the three months ended March 31, 2015.

Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2016 was $2,821,000 a decrease of approximately $(1,548,000), or (35.4%), as compared to gross profit of $4,369,000 for the three months ended March 31, 2015. Consolidated gross profit as a percentage of sales was 18.6% and 26.0 % for the three months ended March 31, 2016 and 2015, respectively. Gross profit from operations in our Complex Machining segment declined by approximately $(233,000) accounting for 15% of the decline in consolidated gross profit. Gross profit from operations in our Aerostructures & Electronics segment declined by approximately $(1,214,000) accounting for 78% of the decline in consolidated gross profit. Gross profit from operations in our Turbine Engine Component segment declined by approximately $(101,000) accounting for 6% of the decline in consolidated gross profit.

Operating Expenses:

Consolidated Operating Expenses for the three months ended March 31, 2016 were $4,412,000 and increased by $509,000, or 13.04%, compared to $3,903,000 for the three months ended March 31, 2015. The increase reflects approximately $148,000 resulting from the Sterling Engineering and Compac Development acquisitions completed on March 1, 2015 and September 1, 2015, respectively.

Interest and financing costs for the three months ended March 31, 2016 were approximately $494,000 an increase of approximately $148,000, or 42.8% compared to $346,000 for the three months ended March 31, 2015. The increase results from additional amounts of debt outstanding due to acquisitions and increases in inventory.

Loss before income taxes for the three months ended March 31, 2016 was $(2,086,000), a decrease of $(2,214,000) compared to income before income taxes of $128,000 for the three months ended March 31, 2015. All three segments operated at a loss for the quarter. Our Complex Machining segment experienced a loss of approximately $(400,000) accounting for 19.2% of the consolidated loss. Our Aerostructures & Electronics segment experienced a loss of approximately $(772,000) accounting for 37% of the consolidated loss. Our Turbine & Engine segment experienced a loss of approximately $(914,000) accounting for 43.8% of the consolidated loss.

The Company recognized a benefit from taxes of $656,000 for three months ended March 31, 2016 compared to a provision for taxes of approximately $24,000 for three months ended March 31, 2015, an increase of $680,000. The income tax benefit in 2016 resulted primarily from the net operating losses generated by the Company of approximately $1.7 million, or $593,000, of deferred tax benefit.

Net loss for the three months ended March 31, 2016 was $(1,430,000), a decrease of $(1,534,000), or 11.3%, compared to net income of $104,000 for the three months ended March 31, 2015 for the reasons discussed above.

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

The Loan Facility with PNC has been amended many times during its term. The Company entered into an amendment to the Loan Facility in February 2016 and paid an amendment fee of $75,000. At March 31, 2016, the Loan Facility consisted of a $37,500,000 revolving loan (which includes an inventory sub-limit of $15,000,000) and four term loans (Term Loan A, Term Loan B, Term Loan C, and Term Loan D), described below.

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

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed $2,676,000, representing an additional $1,328,000, to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A consists of thirty-two consecutive monthly principal installments, the first thirty-one in the amount of $31,859 which commenced on the first business day of May 2014, and continued on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loans A and B bear interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans. At March 31, 2016 and December 31, 2015, the balance due under Term Loan A was $1,943,000 and $2,039,000, respectively.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consists of sixty consecutive monthly principal installments, the first fifty-nine in the amount of $58,333 which commenced on the first business day of December 2014, and continued on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019. At March 31, 2016 and December 31, 2015, the balance due under Term Loan B was $2,567,000 and $2,742,000, respectively.

On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C is the first business day of January 2021, and it is to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continue on the first business day of each month thereafter. The first seventy-one of the installments shall be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bears interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans. At March 31, 2016 and December 31, 2015, the balance due under Term Loan C was $2,014,000 and $2,118,000, respectively.

On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consists of twenty consecutive monthly principal installments, the first nineteen in the amount of $62,847 which commenced on the first business day of April 2015, and continued on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bears interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans. At March 31, 2016 and December 31, 2015, the balance due under Term Loan D was $2,746,000 and $2,934,000, respectively.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay its shareholders as defined in the Loan Facility. As of March 31, 2016 and December 31, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. Because the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and, PNC, at its option, may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of the date of issuance of the accompanying financial statements, PNC has not given such notice. In addition, the Company has requested a waiver from PNC for the failure to meet the Fixed Charge Coverage Ratio covenant. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all other terms of the Loan Facility.

We are currently in discussions with PNC and have reached an agreement in principle regarding a twelfth amendment of our Loan Facility. As part of this Amendment, the bank will extend the maturity date of the revolving portion of the Loan Facility to April 30, 2018. In addition, we have acknowledged that there are currently outstanding excess advances of approximately $6,500,000 and that such over advances shall be repaid by the payment of $1,500,000 on the closing date of the twelfth amendment and by the payment of $100,000 on each Monday thereafter beginning on the second Monday following the closing date. So long as they are outstanding, the over advances shall bear interest at a per annum rate equal to the LIBOR rate plus 4.5%. We will pay the bank a fee of $100,000 on the first Monday after the closing of the twelfth amendment and reimburse it for all expenses incurred in connection with entering into the amendment. Further, as part of the amendment the bank will waive our failure to comply with the Fixed Charge Ratio covenant contained in the Loan Facility for the period from December 31, 2015 to March 31, 2016.

As of March 31, 2016, our debt for borrowed monies in the amount of $44,782,000 consisted of the revolving credit note due to PNC in the amount of $30,062,000, the term loans due to PNC in the amount of $9,270,000, a note in the amount of $350,000, and capitalized lease obligations of $5,100,000. This represents a decrease of $23,000 in our debt for borrowed monies from December 31, 2015 of $44,805,000, when the revolving note due to PNC was $29,604,000, the term loans due to PNC were $9,833,000, and we had a note in the amount of $350,000, and capitalized lease obligations were $5,018,000.

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Three Months Ended	Three Months Ended
	March 31,2016	March 31,2015
	(Unaudited)	(Unaudited)
Cash provided by (used in)
Operating activities	$900,000	$988,000
Investing activities	(567,000)	(5,117,000)
Financing activities	(493,000)	5,169,000
Net (decrease) increase in cash and cash equivalents	$(160,000)	$1,040,000

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the three months ended March 31, 2016, our net cash provided by operating activities of $900,000 was comprised of a net loss of $1,430,000 offset by $1,505,000 of cash provided by changes in operating assets and liabilities, plus adjustments for non-cash items of $825,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $904,000, amortization of capitalized engineering costs, intangibles and other items of $595,000, and non-cash compensation of $27,000. These non-cash items were offset by $10,000 of deferred gain on the sale of real estate and $691,000 of deferred income taxes. The net increase in operating assets and liabilities consisted of a net decrease in operating assets of $198,000 and a net increase in operating liabilities of $1,307,000. The net decrease in operating assets was comprised of a decrease in accounts receivable of $3,850,000 due to the timing of shipments to and cash receipts from customers, a decrease in prepaid expenses and other assets of $139,000, a decrease in deposits and other assets of $35,000, partially offset by an increase in inventory of $3,826,000. The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $941,000 due to the timing of the receipt and payment of invoices, an increase in income taxes payable of $11,000, and increases in deferred rent of $3,000 and deferred revenue of $352,000.

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

For the three months ended March 31, 2016, cash used in investing activities was $567,000. This was comprised of $212,000 for capitalized engineering costs and $355,000 for the purchase of property and equipment.

Cash Provided By (Used In) Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and dividend payments.

For the three months ended March 31, 2016, cash used in financing activities was $493,000. This was comprised of repayments of $563,000 on our term loans, $313,000 on our capital lease obligations, and $75,000 of deferred financing costs, partially offset by additional borrowings of $458,000 under our revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2016.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of March 31, 2016 and December 31, 2015.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”).The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this amended to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this amended to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment” (“ASU 2016-09”). ASU 2016-09 is part of the FASB Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of this amended to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-10”). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers”, which is not yet effective. The effective date and transition requirements of ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. They are effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

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

When we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and our Chief Accounting Officer concluded that as of such date, our disclosure controls and procedures were not effective due to a material weakness related to (i) the inability of our internal accounting personnel to identify, analyze, record and disclose the tax and financial reporting implications of certain complex accounting matters related to non-standard and unusual transactions and (ii) inventory accounting, in particular with respect to tracking for the aging of certain items reserving for slow moving inventory and obsolescence and, consequently, valuation of our inventory. In an effort to eliminate such weakness, we have added Marianne Giglio to our accounting department and entered into an agreement with Chord Advisors, LLC, an advisory firm that provides financial accounting and advisory services to public companies, to assist our internal accounting staff in determining the appropriate tax and financial accounting treatment of our significant transactions and in connection with such other financial reporting matters as our management deems appropriate. Given that such actions were taken recently, they have yet to have a significant impact on the effectiveness of our disclosure controls and procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Accounting Officer as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting

Except for the hiring of Marianne Giglio and the engagement of Chord Advisors as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 16, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ Marianne Giglio
Marianne Giglio Chief Accounting Officer (Principal Financial Officer)