Form 10-Q
period 2016-06-30
AIR INDUSTRIES GROUP
filed 2016-08-18
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of July 11, 2016, the registrant had outstanding 7,570,040 shares of common stock.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A. Risk Factors	31

Item 6. Exhibits	33

SIGNATURES	35

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	2

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$759,000	$529,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $739,000 and $985,000, respectively	11,333,000	13,662,000
Inventory	40,532,000	36,923,000
Deferred Tax Asset	2,394,000	1,725,000
Prepaid Expenses and Other Current Assets	1,405,000	1,583,000
Assets Held for Sale, Net	-	1,700,000
Total Current Assets	56,423,000	56,122,000

Property and Equipment, Net	17,029,000	15,299,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $4,793,000 and $4,595,000, respectively	1,222,000	1,027,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,159,000	1,094,000
Intangible Assets, Net	3,213,000	3,852,000
Deferred Tax Asset, Net	487,000	338,000
Goodwill	10,518,000	10,518,000

TOTAL ASSETS	$90,051,000	$88,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$35,572,000	$40,893,000
Accounts Payable and Accrued Expenses	12,805,000	12,053,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,245,000	958,000
Income Taxes Payable	22,000	14,000
Total Current Liabilities	49,682,000	53,956,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	5,261,000	3,912,000
Deferred Gain on Sale - Net of Current Portion	352,000	371,000
Deferred Rent	1,212,000	1,206,000
TOTAL LIABILITIES	56,507,000	59,445,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $.001-Authorized 1,000,000 shares Designated as Series A Convertible Preferred Stock - par value $.001, Authorized 900,000 shares, 700,000 shares and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, Aggregate liquidation preference $7,000,000	1,000	-
Common Stock - par value $.001 - Authorized 25,000,000 shares, 7,583,165 and 7,560,040 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7,000	7,000
Additional Paid-In Capital	50,575,000	44,155,000
Accumulated Deficit	(17,039,000)	(15,357,000)
TOTAL STOCKHOLDERS' EQUITY	33,544,000	28,805,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,051,000	$88,250,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$19,363,000	$19,057,000	$34,547,000	$35,868,000

Cost of Sales	15,208,000	15,160,000	27,571,000	27,602,000

Gross Profit	4,155,000	3,897,000	6,976,000	8,266,000

Operating Expenses	4,182,000	3,825,000	8,594,000	7,728,000

(Loss) Income from Operations	(27,000)	72,000	(1,618,000)	538,000

Interest and Financing Costs	(372,000)	(544,000)	(877,000)	(890,000)

Other Income, Net	21,000	54,000	31,000	62,000

Loss before Income Taxes	(378,000)	(418,000)	(2,464,000)	(290,000)

Benefit from (Provision for) Income Taxes	126,000	(183,000)	782,000	(207,000)

Net Loss	(252,000)	(601,000)	(1,682,000)	(497,000)

Less: Cumulative preferred stock dividends	(82,000)	-	(82,000)	-

Net Loss attributable to common stockholders	$(334,000)	$(601,000)	$(1,764,000)	$(497,000)

Loss per share - basic	$(0.04)	$(0.08)	$(0.23)	$(0.07)
Loss per share - diluted	$(0.04)	$(0.08)	$(0.23)	$(0.07)

Weighted average shares outstanding - basic	7,587,763	7,557,427	7,586,264	7,397,756
Weighted average shares outstanding - diluted	7,587,763	7,557,427	7,586,264	7,397,756

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,682,000)	$(497,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation of property and equipment	1,851,000	1,634,000
Amortization of intangible assets	640,000	614,000
Amortization of capitalized engineering costs	198,000	151,000
Bad debt expense	29,000	55,000
Non-cash compensation expense	83,000	54,000
Amortization of deferred financing costs	285,000	83,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Gain on sale of fixed assets held for sale	5,000	-
Deferred income taxes	(818,000)	(17,000)

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	2,300,000	1,921,000
Inventory	(3,840,000)	(4,175,000)
Prepaid expenses and other current assets	178,000	70,000
Deposits and other assets	(151,000)	(45,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	754,000	(34,000)
Deferred rent	6,000	17,000
Deferred revenue	287,000	35,000
Income taxes payable	5,000	(71,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	111,000	(224,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(394,000)	(350,000)
Purchase of property and equipment	(1,229,000)	(371,000)
Proceeds from the sale of fixed assets	1,671,000	-
Cash paid for acquisitions	-	(5,413,000)
Cash acquired in acquisitions	-	588,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	48,000	(5,546,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(2,668,000)	5,329,000
Proceeds from note payable - term loans	-	3,500,000
Payments of note payable - term loans	(2,445,000)	(903,000)
Capital lease obligations	(604,000)	(267,000)
Proceeds from capital lease financing	-	500,000
Proceeds from notes payable - related party	1,400,000	-
Deferred financing costs	(199,000)	(322,000)
Notes payable - sellers	-	(41,000)
Payments related to lease impairment	-	(30,000)
Expense for issuance of preferred stock	(663,000)	-
Proceeds from the issuance of preferred stock	5,250,000	-
Dividends paid	-	(2,200,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,000	5,566,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	230,000	(204,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	529,000	1,418,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$759,000	$1,214,000

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued)

	2016	2015

Supplemental cash flow information
Cash paid during the period for interest	$916,000	$727,000
Cash paid during the period for income taxes	$13,000	$445,000

Supplemental disclosure of non-cash transactions

Preferred stock issued for notes payable - related party	$1,750,000	$-

Acquisition of property and equipment financed by capital lease	$2,096,000	$124,000

Dividends payable	$-	$1,134,000

Placement agent warrants issued	$26,000	$-

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$8,281,000
Goodwill	-	1,963,000
Cash acquired	-	588,000
Liabilities assumed	-	(1,216,000)
Common stock issued	-	(4,203,000)
Cash paid for acquisition	$-	$5,413,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

Sterling

On March 1, 2015, the Company acquired all of the common stock of Sterling for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The cash consideration is subject to adjustment for working capital changes. The Company has also entered into employment and non-compete agreements for two and three year periods with three of the principals of Sterling. The Company financed the acquisition of Sterling with the proceeds from the issuance of Term Loan D (see Note 7).

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

The below table sets forth selected unaudited proforma financial information for the Company as if Sterling were owned for the entire three and six months ended June 30, 2015.

Three Months Ended June 30, 2015
Net Sales	$19,057,000
Income from operations	$72,000

Six Months Ended June 30, 2015
Net Sales	$37,707,000
Income from operations	$685,000

The below table sets forth selected financial information for Sterling for the three and six months ended June 30, 2016 and the portions of the three and six months ended June 30, 2015 during which Sterling was a subsidiary of the Company.

	Three Months Ended
	June 30, 2016	June 30, 2015
Net Sales	$1,706,000	$2,413,000
Loss from Operations	$(443,000)	$(86,000)

	Six Months Ended
	June 30, 2016	June 30, 2015
Net Sales	$3,280,000	$3,300,000
Loss from Operations	$(832,000)	$(15,000)

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

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 96% of the inventory value at June 30, 2016 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period.

The remainder of the inventory value at June 30, 2016 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory.

The Company valued inventory at December 31, 2015 at the lower of cost on a first-in-first-out basis or market.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There were three customers that represented 42.4% and two customers that represented 29.9% of total sales for the three months ended June 30, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
1	11.8	13.2
2	11.6	16.7
3	19.0	*

* Customer was less than 10% of sales for the quarter ended June 30, 2015

There were four customers that represented 54.0% and three customers that represented 45.3% of total sales for the six months ended June 30, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
1	20.8	19.8
2	11.8	15.5
3	11.2	10.0
4	10.2	*

* Customer was less than 10% of sales for the six months ended June 30, 2015

There were three customers that represented 40.9% of gross accounts receivable and four customers that represented 61.1% of gross accounts receivable at June 30, 2016 and December 31, 2015, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June	December
	2016	2015
	(Unaudited)
1	20.3	26.6
2	10.3	13.6
3	10.3	10.4
4	*	10.5

* Customer was less than 10% of Gross Accounts Receivable at June 30, 2016

During the six months ended June 30, 2016 and 2015, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

The Company has several key sole-source suppliers of various parts that are important for one or more of its products. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, the Company’s business could be severely harmed.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earning per share	7,587,763	7,557,427	7,586,264	7,397,756
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,587,763	7,557,427	7,586,264	7,397,756

The following table sets forth the number of shares issuable upon exercise of outstanding options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three and Six Months Ended
	June 30,	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Stock Options	202,694	86,891
Warrants	-	46,800
	202,694	133,691

The following table sets forth the number of shares issuable upon conversion or exercise of outstanding convertible preferred stock, options and warrants which were excluded from the diluted per share calculation even though the exercise price was less than the average market price of the common shares and unvested restricted stock because the effect of including these potential shares was anti-dilutive due to the net loss applicable to common stockholders incurred during that period:

	June 30,	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	1,422,750	-
Stock Options	484,648	494,175
Warrants	278,405	117,785
Unvested Restricted Stock	27,000	-
	2,212,803	611,960

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $56,000 and $37,000 for the three months ended June 30, 2016 and 2015, respectively, and $83,000 and $54,000 for the six months ended June 30, 2016 and 2015, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $10,518,000 at June 30, 2016 and December 31, 2015 relates to the acquisitions of Welding ($291,000), NTW ($162,000),
Woodbine ($2,565,000), Eur-Pac ($1,656,000), ECC ($109,000), AMK ($635,000), Sterling ($4,540,000) and Compac ($560,000). Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2016 and December 31, 2015.

Debt Issuance Costs

Effective January 1, 2016, the Company adopted FASB ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The amendments to the SEC paragraphs in this update state that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this amended guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”).The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment” (“ASU 2016-09”). ASU 2016-09 is part of the FASB Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. The Company is currently assessing the impact of the adoption of the amendments to Topic 606 and these amendments on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Land	$300,000	$300,000
Buildings & Improvemenets	1,650,000	1,658,000	31.5 years
Machinery and Equipment	16,044,000	15,109,000	5 - 8 years
Capital Lease Machinery and Equipment	6,265,000	5,869,000	3 - 5 years
Capital Lease Facility	1,700,000	-	Term of Lease
Tools and Instruments	7,320,000	6,993,000	1.5 - 7 years
Automotive Equipment	217,000	191,000	5 years
Furniture and Fixtures	456,000	425,000	5 - 8 years
Leasehold Improvements	979,000	910,000	Term of Lease
Computers and Software	562,000	482,000	4-6 years
Total Property and Equipment	35,493,000	31,937,000
Less: Accumulated Depreciation	(18,464,000)	(16,638,000)
Property and Equipment, net	$17,029,000	$15,299,000

Depreciation expense for the three months ended June 30, 2016 and 2015 was approximately $947,000 and $915,000, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 were $1,851,000 and $1,634,000, respectively. Assets held under capitalized lease obligations are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2016 and 2015. Accumulated depreciation on these assets was approximately $1,710,000 and $1,065,000 as of June 30, 2016 and December 31, 2015, respectively.

Note 5. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Customer Relationships	$6,555,000	$6,555,000	5 to 14 years
Trade Names	1,480,000	1,480,000	15 to 20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	150,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,860,000	8,860,000
Less: Accumulated Amortization	(5,647,000)	(5,008,000)
Intangible Assets, net	$3,213,000	$3,852,000

Amortization expense for the three months ended June 30, 2016 and 2015 was approximately $320,000 and $307,000, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was approximately $640,000 and $614,000, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. SALE AND LEASEBACK TRANSACTION

On April 11, 2016, the Company executed a Sale - Leaseback Arrangement, whereby the Company sold the building and real property located in South Windsor, Connecticut (the "Property") for a purchase price of $1,700,000. The net proceeds from the sale of the property were applied to the amounts owed to PNC Bank.

At June 30, 2016, the Company classified the Property as Capital Lease Facility with a balance of $1,700,000.

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

The Company will account for the transaction under the provisions of FASB ASC 840-40, “Leases - Sale-Leaseback Transactions”.

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$26,936,000	$29,604,000
Term loans, PNC	7,388,000	9,833,000
Capital lease obligations	6,509,000	5,018,000
Related party notes payable	-	350,000
Subtotal	40,833,000	44,805,000
Less: Current portion of notes and capital obligations	(35,572,000)	(40,893,000)
Notes payable and capital lease obligations, net of current portion	5,261,000	3,912,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Loan Facility was most recently amended, the Twelfth Amendment, on May 26, 2016, in connection with which the Company paid PNC a fee of $100,000 and reimbursed it for the fees and expenses of its counsel. The Twelfth Amendment provides for  a $33,000,000 revolving loan  In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment the Company acknowledged that there were then outstanding excess advances under the revolving loan in the amount of $12,500,000.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans.  The amount outstanding under the revolving loan, exclusive of the excess advance, was $26,936,000 and $29,604,000, as of June 30, 2016 and December 31, 2015, respectively.

At the closing of the Twelfth Amendment the Company paid $1,500,000 to reduce the outstanding excess under the revolving loan from $12,500,000 to $11,000,000.  It also agreed that the excess advances will be paid down by $100,000 on each Monday commencing the second Monday after the closing of the Twelfth Amendment.

The repayment terms of Term Loan A were amended in 2014. On April 1, 2014, the Company borrowed $2,676,000, representing an additional $1,328,000, to partially fund the acquisition of Woodbine. The repayment terms of Term Loan A consisted of thirty-two consecutive monthly principal installments, the first thirty-one in the amount of $31,859 which commenced on the first business day of May 2014, and continued on the first business day of each month thereafter, with a thirty-second and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Prior to the Twelfth Amendment, Term Loans A and B bore interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans.

On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK. The repayment of Term Loan B consisted of sixty consecutive monthly principal installments, the first fifty-nine in the amount of $58,333 which commenced on the first business day of December 2014, and continued on the first business day of each month thereafter, with a sixtieth and final payment of any unpaid balance of principal and interest on the last business day of November 2019.

        On December 31, 2014, the Company borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. The maturity date of Term Loan C was the first business day of January 2021, and it was to be paid in seventy two consecutive monthly principal installments, which commenced on the first business day of February 2015, and continued on the first business day of each month thereafter. The first seventy-one of the installments were to be in the amount of $34,722 with a seventy second and final payment of any unpaid principal and interest on the first business day of January 2021. Term Loan C bore interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans.

        On March 9, 2015, the Company borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. The repayment of Term Loan D consisted of twenty consecutive monthly principal installments, the first nineteen in the amount of $62,847 which commenced on the first business day of April 2015, and continued on the first business day of each month thereafter, with a twentieth and final payment of any unpaid balance of principal and interest on the last business day of November 2016. Term Loan D bore interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The repayment terms of the Term Loan provided for in the Twelfth Amendment consist of sixty (60) consecutive monthly principal installments, the first fifty-nine (59) of which shall be in the amount of $123,133 commencing on the first business day of July, 2016, and continuing on the first business day of each month thereafter, with a sixty (60th) and final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021.  Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loan.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that among other things, the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay its shareholders as defined in the Loan Facility. As of December 31, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. As of December 31, 2015, the Company was in compliance with all other terms of the Loan Facility. Beacause the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to the Company that all amounts under the Loan Facility are immediately due and payable Consequently, all amounts due under the Term Loans are also classified as current. For the three months ended June 30, 2016, PNC has excluded the Fixed Coverage Charge Ratio requirement. As of June 30, 2016, the Company was not in compliance with the minimum EBITDA requirement. In addition, the Company has requested a waiver from PNC for the failure to meet the minimum EBITDA covenant.

Each day, the Company's cash collections are swept directly by the bank to reduce the revolving loans and the Company then borrows according to a borrowing base formula. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the loans are classified with the current portion of notes and capital lease obligations.

The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of June 30, 2016, the scheduled future minimum principal payments for the term loans are as follows, however as discussed above, the balance of the term loans have been classified as current:

For the twelve months ending	Amount
For the 12 Months Ended 6/30/17	$1,477,600
For the 12 Months Ended 6/31/18	1,477,600
For the 12 Months Ended 6/31/19	1,477,600
For the 12 Months Ended 6/31/20	1,477,600
For the 12 Months Ended 6/31/21	1,477,600
PNC Term Loan payable	7,388,000
Less: Current portion	(7,388,000)
Long-term portion	$-

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Lease Obligations

The Company is committed under several capital leases for property and equipment. Each equipment lease has a bargain purchase option exercisable at the termination of the lease. The present value of the minimum lease payments required under the property lease is greater than 90% of the fair value of the asset at acquisition. Capital lease obligations totaled $6,509,000 and $5,018,000 as of June 30, 2016 and December 31, 2015, respectively, with various interest rates ranging from approximately 4% to 14%.

As of June 30, 2016, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
For the 12 Months Ended 6/30/2017	1,611,000
For the 12 Months Ended 6/30/2018	1,602,000
For the 12 Months Ended 6/30/2019	1,477,000
For the 12 Months Ended 6/30/2020	1,187,000
For the 12 Months Ended 6/30/2021	291,000
Thereafter	2,054,000
Total future minimum lease payments	8,222,000
Less: imputed interest	(1,713,000)
Less: current portion	(1,248,000)
Total Long Term Portion	5,261,000

Related Party Notes Payable

On September 8, 2015, the Company issued a promissory note (the “Taglich Note A”) to Michael Taglich in the principal amount of $350,000. The Taglich Note A bore interest at the rate of 4% per annum. The principal and interest were to be paid on September 7, 2016. The Company's obligation under the Taglich Note A was subordinated to its indebtedness to PNC. Interest expense related to the Taglich Note A was $3,500 for the three months ended March 31, 2016.

On April 8, 2016, the Company issued a promissory note (the “Taglich Note B”) to Michael Taglich in the principal amount of $350,000. The Taglich Note B bore interest at the rate of 7% per annum. The principal and interest were to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $1,000,000. The Company's obligation under the Taglich Note B was subordinated to its indebtedness to PNC.

On April 8, 2016, the Company issued a promissory note (the “Taglich Note C”) to Robert Taglich in the principal amount of $350,000. The Taglich Note C bore interest at the rate of 7% per annum. The principal and interest were to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $1,000,000. The Company's obligation under the Taglich Note C was subordinated to its indebtedness to PNC.

On May 6, 2016, the Company issued a promissory note (the “Taglich Note D”) to Michael Taglich in the principal amount of $400,000. The Taglich Note D bore interest at the rate of 7% per annum. The principal and interest were to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $2,000,000. The Company's obligation under the Taglich Note D was subordinated to its indebtedness to PNC.

On May 6, 2016, the Company issued a promissory note (the “Taglich Note E”) to Robert Taglich in the principal amount of $300,000. The Taglich Note E bore interest at the rate of 7% per annum. The principal and interest were to be paid on June 30, 2016, or earlier upon the Company’s receipt of proceeds from the sale of its equity securities in the aggregate amount of $2,000,000. The Company's obligation under the Taglich Note E was subordinated to its indebtedness to PNC.

On May 25, 2016, the Company issued 110,000 and 65,000 shares of Series A Preferred Stock to Michael Taglich and Robert Taglich, respectively upon surrender of promissory notes payable, Taglich Notes A – E, in the aggregate principal of $1,100,000 and $650,000, respectively.

Related Party Notes Payable – Subsequent Events

In August 2016, the Company issued two promissory notes to Michael Taglich in principal amounts of $500,000 and $1,000,000, Taglich Notes F and G, respectively.  The notes bear interest at the rate of 7% per annum.  The principal and interest are due to be paid on December 31, 2016, or earlier upon the Company's receipt of proceeds from the sale of its equity securities in the aggregate amount of $2,000,000.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. STOCKHOLDERS' EQUITY

Preferred Stock Offering

      On May 25, 2016, the Company, entered into a Placement Agency Agreement (the “Agreement”) Craig-Hallum Capital Group LLC and Taglich Brothers, Inc., as placement agents (the “Placement Agents”),  pursuant to which the Placement Agents agreed to offer on behalf of the Company, on a best efforts basis, up to $7,000,000 of the Company’s securities, (the “Offering”), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

      Pursuant to the Agreement on May 25, 2016, and June 1, 2016, the Company completed a private placement of 700,000 shares of its Series A Convertible Stock (the “Series A Preferred Stock”) from which it derived gross proceeds $5,250,000, net of $1,750,000 of principal amount of the Company’s promissory notes exchanged by Michael Taglich and Robert Taglich for shares of Series A Preferred Stock.  The shares of Series A Preferred Stock have a stated value of $10.00 per share (“Stated Value”) and are initially convertible into shares of Common Stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events).  In connection with the placement the Company incurred approximately $606,000 of direct offering costs and $57,000 in legal expenses and granted to the Placement Agents warrants to purchase 8% of the shares of the Company’s common stock (113,822) issuable upon conversion of the Series A Preferred Stock sold in the offering (the “Warrants”).

      The Warrants are exercisable in whole or in part, at an initial exercise price per share of $6.15, and are exercisable for cash or on a cashless basis commencing on November 26, 2016 and expiring on June 1, 2017.  The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events.

      Dividends on the Series A Preferred Stock (the “Preferred Shares”) are payable on a cumulative basis at an annual rate for the first two years after the date the Preferred Shares were issued (the “Original Issue Date”) of 12% of the Stated Value per share and thereafter at the annual rate of 16% of the Stated Value per share. Dividends are payable on the fifteenth day of March, June, September and December of each year, commencing on September 15, 2016. The Company may pay dividends in cash or in additional Preferred Shares (“PIK Shares”). If during the first two years after the Original Issue Date the Company fails to pay in respect of any dividend period a dividend at an annual rate of at least 8% of the Stated Value per share in cash, in addition to paying a sufficient number of PIK Shares so that the sum of the cash dividends and PIK Shares paid equals 12% per annum the Company will issue PIK Shares in an amount equal to the product of the proportion of the cash dividend not paid times 3% per annum. Thereafter if the Company fails to pay in respect of any dividend period a dividend at an annual rate of at least 10% of the Stated Value per share in cash, in addition to paying a sufficient number of PIK Shares so that the sum of the cash dividends and PIK Shares paid equals 16% per annum, the Company will issue PIK Shares in in an amount equal to the product of the proportion of the cash dividend not paid times 3% per annum. If the Company pays any portion of the dividends payable during any dividend period in PIK Shares, it will not be permitted to declare or pay any cash dividends on its common stock during that dividend period.

      At June 30, 2016 and December 31, 2015, the amounts of cumulative dividends earned and not declared on the Series A Preferred Stock were approximately $82,000 or $0.12 per share and $0, respectively.

      Under Nevada law and the terms of the Series A Preferred Stock, dividends are payable only when, as and if authorized and declared by the Company’s board of directors. After payment of all liabilities and outstanding debt obligations, holders of Series A Preferred Stock are entitled to receive $10.00 plus accrued and unpaid dividends prior to the payment of amounts available for distribution to holders of the Company’s common stock upon the liquidation and dissolution of our company.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders of Series A Preferred Stock may elect at any time to convert their Preferred Shares into shares of common stock at the conversion rate of 2.0325 shares of common stock for each Preferred Share (equivalent to an initial conversion price of approximately $4.92 per share of common stock. The conversion rate and the corresponding conversion price will be subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the common stock and in the event of certain fundamental transactions such as mergers and other business combinations.

The Company may at its option, at any time and from time to time after the market price of a share of common stock is in excess of $9.84 for 30 consecutive trading days, cause all of the Preferred Shares to be converted into shares of common stock at the then-prevailing conversion rate, subject to the certain conditions set forth in the certificate of designations.

Commencing May 26, 2018, the Company may redeem all of the Preferred Shares for a redemption price of $10.00, plus accrued and unpaid dividends.

Holders of Preferred Shares will vote on an as-converted basis, together with holders of common stock, as a single class, on the election of directors and all other matters presented to stockholders, except for matters as to which under applicable law and the certificate of designation a class vote of the holders of the Series A Preferred Stock is required. The Company may not, without the affirmative vote of the record holders of a majority of the then outstanding shares of the Series A Preferred Stock voting together as a single class (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation authorizing the Series A Preferred Stock, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series A Preferred Stock, unless such increase is necessary to pay PIK Dividends, (d) authorize a new series of preferred stock with dividend, liquidation or redemption rights senior or pari passu to the Series A Preferred Stock or (e) enter into any agreement with respect to any of the foregoing.

Common Stock Issuances

During the year ended December 31, 2015, the Company granted 52,000 shares of restricted common stock pursuant to an agreement in connection with the acquisition of Sterling. During the six months ended June 30, 2016, 25,000 shares of that restricted stock has vested and is included in shares issued and outstanding. In addition, the Company issued an aggregate of 13,125 shares of common stock upon the exercise of options by certain of its directors.

Stock Options

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”) which was approved by affirmative vote of the Company’s stockholders on June 25, 2015. The Plan authorized the grant of rights with respect to up to 350,000 shares.

During the three and six months ended June 30, 2016 the Company granted options to purchase 138,000 shares of common stock to certain of its employees.

Note 9. INCOME TAXES

The provision for income taxes for the six months ended June 30, 2016 and 2015 is set forth below:

	2016	2015
Current:
Federal	-	186,000
State	23,000	4,000
Prior year (over)/under Accrual
Federal	13,000	-
Total current expense	36,000	190,000
Deferred tax (benefit) expense	(818,000)	17,000
Total tax (benefit) expense	(782,000)	207,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets are set forth below:

	June 30, 2016	December 31,
	2016	2015

Deferred Tax Assets

Net operating losses	1,182,000	462,000
Bad debts	251,000	336,000
Accounts payable, accrued expenses and reserves	-	8,000
Inventory - 263A adjustment	961,000	919,000
Total current deferred tax assets before valuation allowance	2,394,000	1,725,000
Valuation allowance	-	-
Total current deferred tax assets after valuation allowance	2,394,000	1,725,000

Capitalized engineering costs	427,000	432,000
Deferred rent	412,000	410,000
Deferred gain on sale of real estate	120,000	126,000
Lease impairment	-	-
Stock based compensation - options and restricted stock	104,000	79,000
Intangibles NTW	902,000	789,000
Capital loss carry forwards	-	-
Section 1231 loss carry forward	4,000	4,000
Inventory	727,000	680,000
Other	131,000	257,000
Total non-current deferred tax assets before valuation allowance	2,827,000	2,777,000
Valuation allowance	(4,000)	(4,000)
Total non-current deferred tax assets after valuation allowance	2,823,000	2,773,000

Deferred Tax Liabilities
Property and equipment	(2,012,000)	(2,091,000)
Amortization - Welding Transaction	(284,000)	(313,000)
Amortization - NTW Goodwill	(15,000)	(13,000)
Amortization - AMK Goodwill	(25,000)	(18,000)
Total non-current deferred tax liabilities	(2,336,000)	(2,435,000)

Net non-current deferred tax liabilities	487,000	338,000

Total Net Deferred Tax Assets	2,881,000	2,063,000

During the year ended December 31, 2015, the Company provided a valuation allowance on the deferred tax assets related to capital loss and section 1231 loss carryforwards. The valuation allowance at both June 30, 2016 and December 31, 2015 amounted to $4,000. Management believes that the remainder of the net deferred tax assets are more likely than not to be realized.

The Company received a notice dated August 8, 2016 from the Internal Revenue Service for examination of its corporate tax return for the year ended December 31, 2014.  Since the audit has not been completed, the Company cannot determine if any additional taxes, interest or penalties will be assessed.

Note 10. SEGMENT REPORTING

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures & Electronics which consists of WMI, WPI, Miller Stuart, Eur-Pac, ECC and Compac; and Turbine Engine Components which consists of AMK and Sterling.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s operating segments for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$10,301,000	$9,530,000	$17,768,000	$18,595,000
Gross Profit	2,564,000	2,229,000	4,422,000	4,318,000
Pre Tax Income	507,000	363,000	107,000	184,000
Assets	52,689,000	41,313,000	52,689,000	41,313,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	6,041,000	6,277,000	11,201,000	12,059,000
Gross Profit	1,446,000	1,396,000	2,394,000	3,559,000
Pre Tax Income (Loss)	(167,000)	(46,000)	(939,000)	724,000
Assets	19,268,000	18,989,000	19,268,000	18,989,000

TURBINE ENGINE COMPONENTS
Net Sales	3,021,000	3,250,000	5,578,000	5,214,000
Gross Profit	145,000	272,000	160,000	389,000
Pre Tax Loss	(738,000)	(735,000)	(1,652,000)	(1,198,000)
Assets	17,441,000	17,697,000	17,441,000	17,697,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Income	20,000	-	20,000	-
Assets	653,000	580,000	653,000	580,000

CONSOLIDATED
Net Sales	19,363,000	19,057,000	34,547,000	35,868,000
Gross Profit	4,155,000	3,897,000	6,976,000	8,266,000
Pre Tax Loss	(378,000)	(418,000)	(2,464,000)	(290,000)
Benefit from (Provision for) Income Taxes	126,000	(183,000)	782,000	(207,000)
Net Loss	(252,000)	(601,000)	(1,682,000)	(497,000)
Assets	$90,051,000	$78,579,000	$90,051,000	$78,579,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

In September 2015 we acquired the business and operations of Compac Development Corporation (“Compac”) in an asset acquisition. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components. Its results are reported as part of our Aerostructures & Electronics segment.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements parts for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft have reduced the demand for both new production and replacement spares. This has reduced our sales, particularly in our complex machining segment. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market though we still remain heavily dependent upon the military for an overwhelming portion of our revenues.

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

We currently divide our operations into three operating segments: Complex Machining; Aerostructures & Electronics; and Turbine Engine Components. We separately report our corporate overhead (which was comprised of certain operating costs that were not directly attributable to a particular segment). Effective January 1, 2015, all operating costs are allocated to the Company’s three operating segments. As our businesses continue to develop and evolve, and we acquire additional companies, we may deem it appropriate to reallocate our companies into different operating segments and, once we achieve sufficient integration among our businesses, report as a unified company.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$19,363,000	$19,057,000	$34,547,000	$35,868,000
Cost of Sales	15,208,000	15,160,000	27,571,000	27,602,000
Gross Profit	4,155,000	3,897,000	6,976,000	8,266,000
Operating Expenses and interest costs	4,182,000	3,825,000	8,594,000	7,728,000
Other Income, Net	21,000	54,000	31,000	62,000
Benefit from (Provision for) Income Taxes	126,000	(183,000)	782,000	(207,000)
Net (Loss) Income	(252,000)	(601,000)	(1,682,000)	(497,000)

Balance Sheet Data:

	June 30,	December 31,
	2016	2015
Cash and Cash Equivalents	$759,000	$529,000
Working Capital	6,741,000	2,166,000
Total Assets	90,051,000	88,250,000
Total Stockholders' Equity	33,544,000	28,805,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$10,301,000	$9,530,000	$17,768,000	$18,595,000
Gross Profit	2,564,000	2,229,000	4,422,000	4,318,000
Pre Tax Income	507,000	363,000	107,000	184,000
Assets	52,689,000	41,313,000	52,689,000	41,313,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	6,041,000	6,277,000	11,201,000	12,059,000
Gross Profit	1,446,000	1,396,000	2,394,000	3,559,000
Pre Tax Income (Loss)	(167,000)	(46,000)	(939,000)	724,000
Assets	19,268,000	18,989,000	19,268,000	18,989,000

TURBINE ENGINE COMPONENTS
Net Sales	3,021,000	3,250,000	5,578,000	5,214,000
Gross Profit	145,000	272,000	160,000	389,000
Pre Tax Loss	(738,000)	(735,000)	(1,652,000)	(1,198,000)
Assets	17,441,000	17,697,000	17,441,000	17,697,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Income	20,000	-	20,000	-
Assets	653,000	580,000	653,000	580,000

CONSOLIDATED
Net Sales	19,363,000	19,057,000	34,547,000	35,868,000
Gross Profit	4,155,000	3,897,000	6,976,000	8,266,000
Pre Tax Loss	(378,000)	(418,000)	(2,464,000)	(290,000)
Benefit from (Provision for) Income Taxes	126,000	(183,000)	782,000	(207,000)
Net Loss	(252,000)	(601,000)	(1,682,000)	(497,000)
Assets	$90,051,000	$78,579,000	$90,051,000	$78,579,000

Results of Operations for the three months ended June 30, 2016

Net Sales:

Consolidated net sales for the three months ended June 30, 2016 were approximately $19,363,000, an increase of $306,000, or 1.6%, compared with $19,057,000 for the three months ended June 30, 2015. The increase in sales resulted from an increase in our Complex Machining segment totaling approximately $771,000, partially offset by decreases in our Aerostructures & Electronics and Turbine Engine Components segments of approximately $236,000 and $229,000, respectively.

•	The increase at Complex Machining resulted primarily from an increase in orders and deliveries at Nassau Tool Works.
•
The decline at Aerostructures & Electronics during 2016 reflected the absence of a large contract awarded in 2015 that has historically been awarded biennially. This contract contributed more than $2,000,000 in sales in 2015 and zero in 2016.  Sales at this segment other than those resulting from the biennial contract increased and partially offset the decline resulting from the absence of the biennial contract. These sales increases resulted from enhanced business development efforts and the inclusion of Compac Development Corporation acquired in August 2016.

•
The decline in the Turbine Engine Components segment reflected the end of a specific project at Sterling Engineering Corporation, partially offset by gains at AMK Technical Services. Gains at AMK resulted from the acquisition of new customers and contracts.

As indicated in the table below, three customers represented 42.4% and two customers represented 29.9% of total sales for the three months ended June 30, 2016 and 2015, respectively.
Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
Goodrich Landing Gear	11.8	13.2
Northrop Grumman Corporation	11.6	16.7
Sikorsky Aircraft	19.0	*

*Customer was less than 10% of sales for the quarter ended June 30, 2015
Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.
Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2016 was $4,155,000 an increase of approximately $258,000, or 6.6%, as compared to gross profit of $3,897,000 for the three months ended June 30, 2015. Consolidated gross profit as a percentage of sales was 21.5% and 20.4 % for the three months ended June 30, 2016 and 2015, respectively.

•	Gross profit at our Complex Machining increased by $ 335,000 for the three months ended June 30, 2016 resulting from higher sales and increased absorption of factory overhead.
•	Gross Profit at our Aerostructures & Electronics segment increased marginally by $ 50,000 for the three months ended June 30, 2016, with gains at some units offsetting a decline at Miller Stuart Inc.
•
Gross profit at our Turbine Engine Component segment declined by $(127,000) for the three months ended June 30, 2016 due to lower revenues at Sterling Engineering resulting in under absorption of factory overhead. Gross profit at AMK Technical Services increased slightly.

Operating Expenses:

Consolidated Operating Expenses for the three months ended June 30, 2016 were $4,182,000 and increased by $357,000, or 9.3%, compared to $3,825,000 for the three months ended June 30, 2015. Operating costs increased due to the hiring of additional personnel, including those engaged in business development.

Interest and financing costs for the three months ended June 30, 2016 were approximately $372,000 a decrease of approximately $172,000, or 31.6% compared to $544,000 for the three months ended June 30, 2015. The decrease was a result of a reduction of amounts of debt outstanding.

Loss before income taxes for the three months ended June 30, 2016 was $378,000, an improvement of $40,000 compared to loss before income taxes of $418,000 for the three months ended June 30, 2015. Our Complex Machining segment experienced a gain of approximately $507,000. Our Aerostructures & Electronics segment experienced a loss of approximately $167,000 and our Turbine Engine segment experienced a loss of approximately $738,000. Corporate had a gain of approximately $20,000.

The Company recognized a benefit from taxes of $126,000 for three months ended June 30, 2016 compared to a provision for taxes of approximately $183,000 for three months ended June 30, 2015, a difference of $309,000. The income tax benefit in 2016 resulted primarily from the net operating losses generated by the Company of approximately $370,000, or $125,000, of deferred tax benefit.

Net loss for the three months ended June 30, 2016 was $252,000 an improvement of $349,000, or 58.1%, compared to net loss of $601,000 for the three months ended June 30, 2015 for the reasons discussed above.

Results of Operations for the six months ended June 30, 2016

Net Sales:

Consolidated net sales for the six months ended June 30, 2016 were approximately $34,547,000, a decrease of $1,321,000, or 3.7%, compared with $35,868,000 for the six months ended June 30, 2015. The decrease primarily resulted from sales at our Aerostructures & Electronics segment of $858,000 and our Complex Engineering segment of $827,000 for the six months ended June 30, 2016, which was offset favorably by sales at our Turbine Engine Components segment of $364,000.   The parts manufactured by our Complex Machining segment tend to be larger, more complex and have higher unit prices than many of the parts supplied by our other segments. As a result, a small decline in the number of parts shipped can result in a significant reduction in sales.

As indicated in the table below, four customers represented 54.0% and three customers represented 45.3% of total sales for the six months ended June 30, 2016 and 2015, respectively.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	20.8	19.8
Goodrich Landing Gear	11.8	15.5
Northrop Grumman Corporation	11.2	10.0
GKN Aerospace	10.2	*

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2016 was $6,976,000 a decrease of approximately $1,290,000, or 15.6%, as compared to gross profit of $8,266,000 for the six months ended June 30, 2015. Consolidated gross profit as a percentage of sales was 20.2% and 23.0% for the six months ended June 30, 2016 and 2015, respectively.  The decline in gross profit for the six months ended June 30, 2016 was the sum of a decline as of $(1,548,000) in the first quarter and an increase of $258,000 in the second quarter

•	Gross profit at our Complex Machining increased by $ 104,000 for the six months ended June 30, 2016 resulting from higher sales and increased absorption of factory overhead.
•
Gross Profit at our Aerostructures & Electronics segment decreased by $(1,165,000) for the six months ended June 30, 2016 resulting from the absence of the biennial contract referred to above resulting in lower sales and under absorption of factory overhead.

•
Gross profit at our Turbine Engine Component segment declined by $(229,000) for the six months ended June 30, 2016 due to lower revenues at Sterling Engineering resulting in under absorption of factory overhead.

Operating Expenses:

Consolidated Operating Expenses for the six months ended June 30, 2015 totaled approximately $8,594,000 and increased by $866,000, or 11.2%, compared to $7,728,000 for the six months ended June 30, 2015. Operating costs increased due to the hiring of additional personnel, including those engaged in business development.

Interest and financing costs for the six months ended June 30, 2015 were approximately $877,000 a decrease of approximately $13,000, or 1.5%, compared to $890,000 for the six months ended June 30, 2015.

Loss before taxes for the six months ended June 30, 2016 was $2,464,000, increase of $2,174,000, or 749.7%, compared to net loss before taxes of $290,000 for the six months ended June 30, 2015. The decrease in income before taxes results primarily from the pre-tax losses of $1,652,000 at our Turbine Engine segment and $939,000 at our Aerostructures & Electronics segment for the six months ended June 30, 2016.

The Company recognized a benefit for income taxes of approximately $782,000 for six months ended June 30, 2016 compared to a provision for taxes of approximately $207,000 for six months ended June 30, 2015, a change of $989,000 primarily from the net operating losses generated by the Company of approximately $2.1 million, or $720,000, of deferred tax benefit.

Net loss for the six months ended June 30, 2016 was $1,682,000, a decrease in performance  of $1,185,000, or 238.4%, compared to net loss of $497,000 for the six months ended June 30, 2015.  The decrease in net income results primarily from the impact of the loss incurred at our Turbine Engine Components segment and the tax effects discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow from PNC Bank N.A. ("PNC") to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our existing loan agreements with PNC. Our Company is required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease lending, we would lack funds to continue its operations. Over the past twelve months we have also relied upon our ability to borrow money from certain stockholders and raise equity capital to support our operations.  Should we continue to need to borrow funds from our principal stockholders or raise equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing shareholders.

We have a credit facility with PNC (the "Loan Facility") secured by substantially all of our assets. The Loan Facility has been amended many times during its term. The Loan Facility was most recently amended, the Twelfth Amendment, in May 2016 in connection with which we paid a fee of $100,000 and reimbursed PNC for the fees and expenses of its counsel. The Twelfth Amendment provides for  a $33,000,000 revolving loan  In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment we acknowledged that there were then outstanding excess advances under the revolver in the amount of $12,500,000.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans.  The amount outstanding under the revolving loan, exclusive of the excess advance, was $26,936,000 and $29,604,000, as of June 30, 2016 and December 31, 2015, respectively.

The repayment terms of Term Loan A had previously been amended in 2014 when the Company borrowed $2,676,000, representing an additional $1,328,000 and Term Loan A as amended was originally to be repaid in monthly installments of $31,859 continuing until November 2016.   On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK.  Term Loan B was to be repaid in sixty consecutive monthly principal installments of $58,333 continuing until November 2019.   Prior to the Twelfth Amendment, Term Loans A and B bore interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans.

On December 31, 2014, we borrowed $2,500,000 under Term Loan C to refinance the Seller Note and Mortgage of $2,500,000 issued as part of the acquisition of AMK. Term Loan C was originally to be repaid in monthly installments of $34,722 continuing until January 2021. Prior to the Twelfth Amendment, Term Loan C bore interest at (a) the sum of the Alternate Base Rate plus two percent (2.00%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-quarter percent (3.25%) with respect to LIBOR Rate Loans.

On March 9, 2015, we borrowed $3,500,000 under Term Loan D for the acquisition of Sterling. Prior to the Twelfth Amendment,  Term Loan D was to be repaid through twenty consecutive monthly installments of $62,847 continuing until November 2016. Term Loan D bore interest at (a) the sum of the Alternate Base Rate plus two and one quarter percent (2.25%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three and one-half percent (3.50%) with respect to LIBOR Rate Loans.

The repayment terms of the Term Loan provided for in the Twelfth Amendment consist of sixty (60) consecutive monthly principal installments, the first fifty-nine (59) of which shall be in the amount of $123,133 commencing on the first business day of July, 2016, and continuing on the first business day of each month thereafter, with a sixty (60th) and final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021.  Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loan.

At the closing of the Twelfth Amendment we paid $1,500,000 to reduce the outstanding excess under the revolving loan.  It also agreed that to reduce the excess advances by $100,000 on each Monday commencing the second Monday after the closing of the Twelfth Amendment.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, we are limited in the amount of Capital Expenditures we can make. We are also limited to the amount of dividends we can pay our shareholders as defined in the Loan Facility. As of December 31, 2015, we were not in compliance with the Fixed Charge Coverage Ratio covenant. As of December 31, 2015, we were in compliance with all other terms of the Loan Facility. Beacause the Loan Facility contains a subjective acceleration clause which could permit PNC to require repayment prior to maturity, the revolving loan is classified as current in the accompanying condensed consolidated balance sheet. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to us that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. For the three months ended June 30, 2016, PNC has excluded the Fixed Coverage Charge Ratio requirement. As of June 30, 2016, we were not in compliance with the minimum EBITDA requirement. In addition, we have requested a waiver from PNC for the failure to meet the minimum EBITDA covenant.

As of June 30, 2016, our debt to PNC in the amount of $40,833,000 consisted of the revolving credit note due to PNC in the amount of $26,936,000, the term loans due to PNC in the amount of $7,388,000, and capitalized lease obligations of $6,509,000. This represents a decrease of $3,972,000 in our debt for borrowed monies from December 31, 2015 of $44,805,000, when the revolving note due to PNC was $29,604,000, the term loans due to PNC were $9,833,000, and we had a note in the amount of $350,000, and capitalized lease obligations were $5,018,000.

Subordinated Loans and Issuance of Preferred Stock

During the period September 2015 through May 2016, we borrowed an aggregate of $1,750,000 from two of our principal stockholders.  These loans bore interest at the rate of 7% per annum and were to be repaid on June 30, 2016, or, if earlier, upon the sale of the Company’s equity from which it derived proceeds of $2,000,000.  The indebtedness related to these loans was converted into a total of 175,000 shares of Series A Preferred Stock in connection the private placement discussed below.

On May 25, 2016, and June 1, 2016, we completed a private placement of 700,000 shares of  our Series A Preferred Stock from which we derived gross proceeds of $5,250,000, net of $1,750,000 of principal amount of our promissory notes exchanged by Michael Taglich and Robert Taglich for shares of Series A Preferred Stock.  The shares of Series A Preferred Stock have a stated value of $10.00 per share and are initially convertible into shares of Common Stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events).  In connection with the placement we incurred approximately $606,000 of direct offering costs and $57,000 in legal expenses and granted to the Placement Agents warrants to purchase 8% of the shares of the Company's common stock (113,822) issuable upon conversion of the Series A Preferred Stock sold in the offering (the "Warrants").  The Warrants are exercisable in whole or in part, at an initial exercise price per share of $6.15, and are exercisable for cash or on a cashless basis commencing on November 26, 2016 and expiring on June 1, 2017.  The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events.

Of the proceeds generated by the sale of our Preferred Shares, $1,500,000 was paid to PNC to reduce the amount outstanding under our Loan Facility.

On August 1 and August 5, 2016, we borrowed an aggregate of $1,500,000 from one of our principal stockholders.  The loans are evidenced by promissory notes bearing interest at the rate of 7% per annum and are to be repaid on December 31, 2016, or, if earlier, upon the sale of our equity securities from which we derived proceeds of $2,000,000.

We anticipate that we may seek to raise cash through the sale of our subordinated debt or equity securities to bolster our working capital.  There is no assurance that such equity will be available to us or, if available, that the terms will be favorable to us our current stockholders.

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.  In addition, dividends on the Preferred Shares are payable on a cumulative basis at an annual rate for the first two years after the date the Preferred Shares were issued of 12% of the Stated Value per share and thereafter at the annual rate of 16% of the Stated Value per share. The Company may pay dividends in cash or in additional Preferred Shares (“PIK Shares”). If during the first two years after the date of issuance the Company fails to pay dividends in respect of any dividend period a dividend at an annual rate of at least 8% of the Stated Value per share in cash, in addition to paying a sufficient number of PIK Shares so that the sum of the cash dividends and PIK Shares paid equals 12% per annum the Company will issue PIK Shares in an amount equal to the product of the proportion of the cash dividend not paid times 3% per annum.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	June 30,	December 31,
	2016	2015
	(Unaudited)

Cash provided by (used in)
Operating activities	$111,000	$(224,000)
Investing activities	48,000	(5,546,000)
Financing activities	71,000	5,566,000
Net increase (decrease) in cash and cash equivalents	$230,000	$(204,000)

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the six months ended June 30, 2016, our net cash provided by operating activities of $111,000 was comprised of a net loss of $1,682,000 with another decrease of $461,000 due to cash used in changes in operating assets and liabilities, offset by adjustments for non-cash items of $2,254,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1,851,000, amortization of capitalized engineering costs, intangibles and other items of $1,123,000, and non-cash compensation of $83,000. These non-cash items were offset by $19,000 of deferred gain on the sale of real estate and $818,000 of deferred income taxes. The net decrease in operating assets was comprised of a decrease in accounts receivable of $2,300,000 due to the timing of shipments to and cash receipts from customers, a decrease in prepaid expenses and other current assets of $178,000, offset by an increase in deposits and other assets of $151,000 as well as an increase in inventory of $3,840,000. The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $754,000 due to the timing of the receipt and payment of invoices, an increase in income taxes payable of $5,000, and increases in deferred rent of $6,000 and deferred revenue of $287,000.

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

For the six months ended June 30, 2016, cash provided by investing activities was $48,000. This was comprised of $394,000 for capitalized engineering costs, $1,229,000 for the purchase of property and equipment, offset by the proceeds of the sale of fixed assets of $1,671,000.

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities primarily consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and dividend payments for the year ended December 31, 2015.

For the six months ended June 30, 2016, cash provided by financing activities was $71,000. This was comprised of repayments of $5,113,000 on our revolving line of credit and term loans, $604,000 on our capital lease obligations, and $199,000 of deferred financing costs, offset by net proceeds from notes payable of $1,400,000 and the net proceeds from the issuance of preferred stock of $4,587,000.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2016.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

For interim reporting, the Company computes its inventory using the “gross profit” method for some subsidiaries.

For annual reporting, the Company values inventory at the lower of cost on a first-in-first-out basis or market.

We generally purchase raw materials and supplies uniquely for the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. We occasionally produce products, in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. We purchase supplies and materials useful in a variety of products as deemed necessary even though orders have not been received. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of June 30, 2016 and December 31, 2015.

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

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain arrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. The Company is currently assessing the impact of the adoption of the amendment to Topic 606 and these amendments on its consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our 2015 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2015 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Result of Operation contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our common stock, in addition to the risk factors set forth below:.

We may not be able to pay cash dividends on our Preferred Shares

Our ability to pay cash dividends on our Series A Preferred Shares is limited by applicable law, the terms of our Loan Facility (and the terms of any future indebtedness or other agreements) and our status as a holding company. Under the terms of the Loan Agreement, we are permitted to pay cash dividends on the Preferred Shares only to the extent that we are in compliance with certain financial covenants contained in the Loan Agreement and we satisfy certain other conditions. If, in the future, we are unable to meet these conditions, we may need to seek covenant changes or we would have to pay all of the dividends accrued for such periods in PIK Shares. There can be no assurance our lenders would agree to covenant changes acceptable to us or at all. In addition, we may in the future incur indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends.   In addition, no payment or adjustment will be made upon conversion for any undeclared or, subject to limited exceptions, unpaid dividends.

There is no public market for the Series A Preferred Shares.

There is currently no public market for the Series A Preferred Shares on any national securities exchange or for quotation through OTC Markets or any other quotation service. Consequently, it is unlikely that a trading market will develop for the Series A Preferred Shares and that due to the absence of liquidity, you may not be able to sell your shares of Series A Preferred Shares at the price you paid to acquire them, if at all.

The Series A Preferred Shares rank junior to all of our liabilities and will not limit our ability to incur indebtedness and other liabilities that will rank senior to the Series A Preferred Shares.

The Series A Preferred Shares rank junior to all of our liabilities. In the event of our bankruptcy, liquidation or winding-up, our assets will be available to make payments of dividends on and liquidation preference of the Series A Preferred Shares only after all of our indebtedness and other liabilities have been paid.  In addition, the Series A Preferred Shares will rank structurally junior to all existing and future liabilities of our subsidiaries and the rights of any equity holders (other than us) of those subsidiaries. We are a holding company and our ability to pay dividends or otherwise make payments in respect of the Series A Preferred Shares may be limited. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the Series A Preferred Shares then issued and outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Shares, and the terms of Series A Preferred Shares will not limit the amount of such debt or other obligations that we may incur. In addition, our subsidiaries may issue capital stock or other ownership interests to third parties.

Holders of the Series A Preferred Shares will have no rights as a holder of our common stock until they acquire our common stock.

Until a holder acquires shares of common stock upon conversion of the Series A Preferred Shares, he will have no rights with respect to our common stock, other than voting rights. Upon acquiring shares of our common stock through conversion of the Series A Preferred Shares, you will be entitled to exercise the rights of a holder of common stock only as to matters for which the record date occurs after the date you acquire such shares of our common stock.

We may engage in transactions that could dilute the value of shares of our common stock into which shares of our Series A Preferred Shares may be convertible.

We will adjust the conversion rate of the Series A Preferred Shares only for certain events. We will not adjust the conversion rate, among other things, for:

•	the issuance of shares of our common stock, or any securities convertible into or exchange or exercisable for shares of our common stock at an effective price per share less than the conversion price;

•
the issuance of any shares of our common stock pursuant to any option, warrant, right, or exercisable, exchangeable or convertible security outstanding as of the date our Series A Preferred Shares were first issued; and

•	the issuance of shares of common stock as a dividend on our outstanding shares of common stock or the distribution of any rights or other property in respect of the common stock .

If we engage in any of these types of transactions, the value of the shares of common stock into which our Series A Preferred Shares may be convertible may be decreased.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock into which our Series A Preferred Shares may be converted.

Future sales or issuances of our common stock, including the issuance of shares of our common stock upon conversion of the Series A Preferred Shares and upon exercise of our outstanding warrants or for future acquisitions, would be substantially dilutive to the outstanding shares of common stock. We also may issue shares of our common stock or securities convertible into our common stock in the future, including PIK Shares if we are unable to pay cash dividends on our Series A Preferred Shares. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of our common stock, which in turn, could adversely affect the value of the Series A Preferred Shares.

We may not be able to pay cash dividends on our Common Stock

Our ability to pay cash dividends on our Common Stock is limited by the terms of our Loan Facility (and the terms of any future indebtedness or other agreements),  the Certificate of Designation authorizing the issuance of our Series A Preferred Shares, under applicable law, and our status as a holding company.

We have substantial indebtedness under our Loan Facility and debt service costs associated therewith, as well as an obligation to pay accrued dividends quarterly to holders of Series A Preferred Shares. Although we may issue additional Series A Preferred Shares (“PIK Shares”) in payment of all or a portion of the dividends payable in respect of any dividend period, the issuance of PIK Shares will result in an increase in the rate of dividends payable to holders of Series A Preferred Shares and dilute the interests of our common shareholders. Furthermore, under the terms of the Certificate of Designation authorizing the issuance of our Series A Preferred Shares, we are not permitted to declare or pay any cash dividends on our common stock during any dividend period if we pay all or a portion of the dividends on the Series A Preferred Shares in PIK Shares.

 The amount available for distribution to holders of common stock upon the liquidation and dissolution of our company will be substantially reduced so long as the Series A Preferred Stock remains outstanding.

          After payment of all liabilities and outstanding debt obligations, including the indebtedness under our Loan Facility, holders of our Series A Preferred Shares are entitled to receive $10.00 plus accrued and unpaid dividends prior to the payment of amounts available for distribution to holders of our common stock upon the liquidation and dissolution of our company. Consequently, there may not be any funds available to pay holders of our common stock upon the liquidation and dissolution of our company as long as the Series A Preferred Shares remain outstanding.

Item 6. Exhibits

No.	Description

3.1	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2016).

4.1	Warrant issued to Craig-Hallum Capital Group LLC (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.2	Warrant issued to Taglich Brothers, Inc. (incorporated herein by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016).
4.3	Warrant issued to Craig-Hallum Capital Group LLC (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2016).
4.4 10.1
Warrant issued to Taglich Brothers, Inc. (incorporated herein by reference to exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

Placement Agency Agreement dated May 25, 2016 between the Company, Craig-Hallum Capital Group LLC and Taglich Brothers, Inc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.2
Securities Purchase Agreement dated as of May 25, 2016 by and among Air Industries Group and the purchasers named therein (incorporated herein by reference to Exhibit A included in exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.3	Registration Rights Agreement (incorporated herein by reference to Exhibit B included in exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).
10.4

Twelfth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.5	Term Loan (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.6	Promissory note in the principal amount of $350,000 payable to Michael N. Taglich (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.7	Promissory note in the principal amount of $350,000 payable to Robert F. Taglich (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.8 10.9
Promissory note in the principal amount of $500,000 payable to Michael Taglich (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

Promissory note in the principal amount of $1,000,000 payable to Michael Taglich (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.10
Real Estate Purchase and Sale Agreement, dated as of December 7, 2015 (incorporated herein by   reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.11
First Amendment to Real Estate Purchase and Sale Agreement dated as of January 26, 2016 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.12
Second Amendment to Real Estate Purchase and Sale Agreement dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.13
Third Amendment to Real Estate Purchase and Sale Agreement dated as of April 6, 2016 (incorporated herein by reference to exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April, 2016).

10.14
Lease dated April 11, 2016 for the premises located at 283 Sullivan Avenue, South Windsor, CT (incorporated herein by reference to exhibit 10.50 to the Company’s Current Report on Form 8-K filed on April 14, 2016). .

10.15
Real Estate Purchase and Sale Agreement, dated as of June 3, 2016 with respect to a portion of the premises located at 236 New Hartford Road, Barkhamsted, CT (the “Barkhamsted Property”) (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016).

10.16	Amendment No. 1 dated July 28, 2016 to Real Estate Purchase and Sale Agreement relating to the Barkhamsted Property.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*
____
* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ Marianne Giglio
Marianne Giglio Chief Accounting Officer (Principal Financial Officer)