Form 10-Q/A
period 2016-06-30
AIR INDUSTRIES GROUP
filed 2016-08-19
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

(631) 881-4920
(Issuer's telephone number)

_______

Explanatory Note

This amendment is being filed to include the XBRL presentation.

PART I

FINANCIAL INFORMATION

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Loan Facility was most recently amended, the Twelfth Amendment, on May 26, 2016, in connection with which the Company paid PNC a fee of $100,000 and reimbursed it for the fees and expenses of its counsel. The Twelfth Amendment provides for  a $33,000,000 revolving loan.  In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment the Company acknowledged that there were then outstanding excess advances under the revolving loan in the amount of $12,500,000.

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

      Dividends on the Series A Preferred Stock (the “Preferred Shares”) are payable on a cumulative basis at an annual rate for the first two years after the date the Preferred Shares were issued (the “Original Issue Date”) of 12% of the Stated Value per share and thereafter at the annual rate of 16% of the Stated Value per share. Dividends are payable on the fifteenth day of March, June, September and December of each year, commencing on September 15, 2016. The Company may pay dividends in cash or in additional Preferred Shares (“PIK Shares”). If during the first two years after the Original Issue Date the Company fails to pay in respect of any dividend period a dividend at an annual rate of at least 8% of the Stated Value per share in cash, in addition to paying a sufficient number of PIK Shares so that the sum of the cash dividends and PIK Shares paid equals 12% per annum the Company will issue PIK Shares in an amount equal to the product of the proportion of the cash dividend not paid times 3% per annum. Thereafter if the Company fails to pay in respect of any dividend period a dividend at an annual rate of at least 10% of the Stated Value per share in cash, in addition to paying a sufficient number of PIK Shares so that the sum of the cash dividends and PIK Shares paid equals 16% per annum, the Company will issue PIK Shares in an amount equal to the product of the proportion of the cash dividend not paid times 3% per annum. If the Company pays any portion of the dividends payable during any dividend period in PIK Shares, it will not be permitted to declare or pay any cash dividends on its common stock during that dividend period.

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

Operating Expenses:

Consolidated Operating Expenses for the six months ended June 30, 2016 totaled approximately $8,594,000 and increased by $866,000, or 11.2%, compared to $7,728,000 for the six months ended June 30, 2015. Operating costs increased due to the hiring of additional personnel, including those engaged in business development.

Interest and financing costs for the six months ended June 30, 2016 were approximately $877,000 a decrease of approximately $13,000, or 1.5%, compared to $890,000 for the six months ended June 30, 2015.

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

As of June 30, 2016, our debt in the amount of $40,833,000 consisted of the revolving credit note due to PNC in the amount of $26,936,000, the term loans due to PNC in the amount of $7,388,000, and capitalized lease obligations of $6,509,000. This represents a decrease of $3,972,000 in our debt for borrowed monies from December 31, 2015 of $44,805,000, when the revolving note due to PNC was $29,604,000, the term loans due to PNC were $9,833,000, and we had a note in the amount of $350,000, and capitalized lease obligations were $5,018,000.

Subordinated Loans and Issuance of Preferred Stock

During the period September 2015 through May 2016, we borrowed an aggregate of $1,750,000 from two of our principal stockholders.  The September 2015 loan bore interest at the rate of 4% per annum and was to be paid on September 7, 2016. The other loans bore interest at the rate of 7% per annum and were to be repaid on June 30, 2016, or, if earlier, upon the sale of the Company’s equity from which it derived proceeds of $2,000,000.  The indebtedness related to these loans was converted into a total of 175,000 shares of Series A Preferred Stock in connection the private placement discussed below.

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

PART II OTHER INFORMATION

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

10.16	Amendment No. 1 dated July 28, 2016 to Real Estate Purchase and Sale Agreement relating to the Barkhamsted Property.*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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
____
*Filed with Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 18, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ Marianne Giglio
Marianne Giglio Chief Accounting Officer (Principal Financial Officer)