Form 10-Q
period 2016-09-30
AIR INDUSTRIES GROUP
filed 2016-11-14
CIK 1009891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of November 10, 2016, the registrant had outstanding 7,583,165 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	5

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$1,297,000	$529,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $656,000 and $985,000, respectively	9,935,000	13,662,000
Inventory	43,026,000	36,923,000
Prepaid Expenses and Other Current Assets	1,328,000	1,583,000
Assets Held for Sale Net	-	1,700,000
Total Current Assets	55,586,000	54,397,000

Property and Equipment, Net	16,238,000	15,299,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $4,875,000 and $4,595,000, respectively	1,391,000	1,027,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,136,000	1,094,000
Intangible Assets, Net	2,893,000	3,852,000
Deferred Tax Asset, Net	4,178,000	2,063,000
Goodwill	10,518,000	10,518,000

TOTAL ASSETS	$91,940,000	$88,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$34,106,000	$40,893,000
Accounts Payable and Accrued Expenses	14,375,000	12,053,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,070,000	958,000
Income Taxes Payable	34,000	14,000
Total Current Liabilities	49,623,000	53,956,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	8,493,000	3,912,000
Deferred Gain on Sale - Net of Current Portion	342,000	371,000
Deferred Rent	1,216,000	1,206,000
TOTAL LIABILITIES	59,674,000	59,445,000

Commitments and Contingencies

Stockholders' Equity
PrPreferred Stock, par value $.001-Authorized 1,000,000 shares Designated as Series A Convertible Preferred Stock - par value $.001, Authorized 900,000 shares, 732,297 shares and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, Aggregate liquidation preference $7,322,970 and $0 as of September 30, 2016 and December 31,2015, respectively.	1,000	-
Common Stock - par value $.001 - Authorized 25,000,000 shares, 7,583,165 and 7,560,040 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,000	7,000
Additional Paid-In Capital	51,644,000	44,155,000
Accumulated Deficit	(19,386,000)	(15,357,000)
TOTAL STOCKHOLDERS' EQUITY	32,266,000	28,805,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,940,000	$88,250,000

 See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$15,710,000	$21,076,000	$50,257,000	$56,944,000

Cost of Sales	13,713,000	16,898,000	41,284,000	44,500,000

Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000

Operating Expenses	4,302,000	4,152,000	12,896,000	11,880,000

(Loss) Income from Operations	(2,305,000)	26,000	(3,923,000)	564,000

Interest and Financing Costs	(894,000)	(451,000)	(1,771,000)	(1,341,000)
Loss on extinguishment of debt	(172,000)	-	(172,000)	-

Other Income, Net	4,000	36,000	35,000	98,000

Loss before Income Taxes	(3,367,000)	(389,000)	(5,831,000)	(679,000)

Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000

Net (Loss) Income	(2,047,000)	337,000	(3,729,000)	(160,000)

Less: Cumulative preferred stock dividends	(252,000)	-	(334,000)	-

Net (Loss) Income attributable to common stockholders	$(2,299,000)	$337,000	$(4,063,000)	$(160,000)

(Loss) Income per share - basic	$(0.30)	$0.04	$(0.54)	$(0.02)
(Loss) Income per share - diluted	$(0.30)	$0.04	$(0.54)	$(0.02)

Weighted average shares outstanding - basic	7,610,220	7,559,501	7,594,215	7,450,707
Weighted average shares outstanding - diluted	7,610,220	7,686,287	7,594,215	7,450,707

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,729,000)	$(160,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation of property and equipment	2,808,000	2,679,000
Amortization of intangible assets	960,000	923,000
Amortization of capitalized engineering costs	280,000	238,000
Bad debt expense	(3,000)	76,000
Non-cash compensation expense	126,000	77,000
Amortization of deferred financing costs	356,000	142,000
Deferred gain on sale of real estate	(29,000)	(28,000)
Loss on sale of fixed assets held for sale	5,000	-
Deferred income taxes	(2,145,000)	(650,000)
Loss on extinguishment of debt	172,000	-
Amortization of convertible notes payable	184,000	-
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	3,730,000	(114,000)
Inventory	(6,389,000)	(10,031,000)
Prepaid expenses and other current assets	285,000	12,000
Deposits and other assets	(199,000)	(108,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	2,356,000	5,065,000
Deferred rent	10,000	26,000
Deferred revenue	112,000	475,000
Income taxes payable	(14,000)	(71,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,124,000)	(1,449,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(644,000)	(465,000)
Purchase of property and equipment	(1,341,000)	(967,000)
Proceeds from the sale of fixed assets	1,671,000	-
Cash paid for acquisitions	-	(6,945,000)
Cash acquired in acquisitions	-	605,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(314,000)	(7,772,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(3,782,000)	10,328,000
Proceeds from note payable - term loans	-	3,500,000
Payments of note payable - term loans	(2,814,000)	(1,466,000)
Capital lease obligations	(908,000)	(487,000)
Proceeds from capital lease financing	-	500,000
Proceeds from issuance of preferred stock	5,250,000	-
Proceeds from notes payable issuances – related party	2,900,000	-
Proceeds from notes payable issuances	2,720,000	-
Deferred financing costs	(199,000)	(362,000)
Notes payable - sellers	-	(41,000)
Payments related to lease impairment	-	(44,000)
Expense for issuance of preferred stock	(663,000)	-
Expenses for issuance of convertible debt	(298,000)	-
Dividends paid	-	(3,334,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,206,000	8,594,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	768,000	(627,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	529,000	1,418,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,297,000	$791,000

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)
	2016	2015

Supplemental cash flow information
Cash paid during the period for interest	$1,678,000	$1,172,000
Cash paid during the period for income taxes	$13,000	$445,000

Supplemental disclosure of non-cash transactions

Preferred stock issued for notes payable - related party	$1,750,000	$-
Extinguishment of related party notes payable, net of issuance of convertible related party notes payable	$-	$-

Preferred shares issued for PIK dividends	$300,000	-

Acquisition of property and equipment financed by capital lease	$2,096,000	$1,811,000

Dividends payable	$-	$1,134,000

Placement agent warrants issued	$26,000	$-

Purchase of assets of Compac and assumption of liabilities in the acquisition of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$406,000
Intangible assets	-	600,000
Goodwill	-	560,000
Liabilities assumed	-	(95,000)
Cash paid for acquisition	$-	$1,471,000

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$8,281,000
Goodwill	-	3,346,000
Cash acquired	-	588,000
Liabilities assumed	-	(2,538,000)
Common stock issued	-	(4,203,000)
Cash paid for acquisition	$-	$5,474,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

The below table sets forth selected unaudited proforma financial information for the Company as if Sterling were owned for the entire three and nine months ended September 30, 2015.

Three Months Ended September 30, 2015
Net Sales	$21,076,000
Income from operations	$26,000

Nine Months Ended September 30, 2015
Net Sales	$58,783,000
Income from operations	$711,000

The below table sets forth selected financial information for Sterling for the three and nine months ended September 30, 2016 and the portions of the three and nine months ended September 30, 2015 during which Sterling was a subsidiary of the Company.

	Three Months Ended
	September 30, 2016	September 30, 2015
Net Sales	$1,442,000	$1,853,000
Loss from Operations	$(684,000)	$(570,000)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net Sales	$4,722,000	$5,152,000
Loss from Operations	$(1,516,000)	$(585,000)

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

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 48% of the inventory value at September 30, 2016 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period.

The remainder of the inventory value at September 30, 2016 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory.

The Company valued inventory at December 31, 2015 at the lower of cost on a first-in-first-out basis or market.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Concentration Risks

There was one customer that represented 14.2% and there were four customers that represented 55.3% of total sales for the three months ended September 30, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
1	14.2	18.8
2	*	15.3
3	*	11.1
4	*	10.1

* Customer was less than 10% of sales for the quarter ended September 30, 2016

There were four customers that represented 53.3% and four customers that represented 62.1% of total sales for the nine months ended September 30, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
1	19.8	17.0
2	11.9	14.9
3	10.9	17.3
4	10.7	12.9

There were three customers that represented 44.5% of gross accounts receivable and four customers that represented 61.1% of gross accounts receivable at September 30, 2016 and December 31, 2015, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September	December
	2016	2015
	(Unaudited)
1	18.5	26.6
2	14.5	10.4
3	11.5	13.6
4	*	10.5

* Customer was less than 10% of Gross Accounts Receivable at September 30, 2016

As of September 30, 2016 and December 31, 2015, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	7,610,220	7,559,501	7,594,215	7,450,707
Effect of dilutive stock options and warrants	-	126,786	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,610,220	7,686,287	7,594,215	7,450,707

The following table sets forth the number of shares issuable upon exercise of outstanding options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three and Nine Months Ended
	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Stock Options	202,694	258,391
Warrants	-	46,800
	202,694	305,191

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

	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	1,488,394	-
Stock Options	443,648	322,675
Warrants	519,573	117,785
Unvested Restricted Stock	52,000	-
	2,503,615	440,460

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $43,000 and $23,000 for the three months ended September 30, 2016 and 2015, respectively, and $126,000 and $77,000 for the nine months ended September 30, 2016 and 2015, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $10,518,000 at September 30, 2016 and December 31, 2015 relates to the acquisitions of Welding $291,000, NTW $162,000, Woodbine $2,565,000, Eur-Pac $1,656,000, ECC $109,000, AMK $635,000, Sterling $4,540,000 and Compac $560,000. Goodwill is not amortized, but is tested for impairment annually, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at September 30, 2016 and December 31, 2015.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”). The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables.  The standard is intended to reduce current diversity in practice.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements.

Effective July 1, 2016, the Company adopted FASB Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board's simplification initiative aimed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company early adopted the new standard effective and reclassified the prior year deferred tax asset presented as of December 31, 2015 to conform with the new guidance.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequents events through the date of this filing.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Land	$300,000	$300,000
Buildings & Improvements	1,650,000	1,658,000	31.5 years
Machinery and Equipment	16,078,000	15,109,000	5 - 8 years
Capital Lease Machinery and Equipment	6,265,000	5,869,000	3 - 5 years
Capital Lease Facility	1,700,000	-	Term of Lease
Tools and Instruments	7,491,000	6,993,000	1.5 - 7 years
Automotive Equipment	217,000	191,000	5 years
Furniture and Fixtures	462,000	425,000	5 - 8 years
Leasehold Improvements	979,000	910,000	Term of Lease
Computers and Software	567,000	482,000	4-6 years
Total Property and Equipment	35,709,000	31,937,000
Less: Accumulated Depreciation	(19,471,000)	(16,638,000)
Property and Equipment, net	$16,238,000	$15,299,000

Depreciation expense for the three months ended September 30, 2016 and 2015 was approximately $957,000 and $1,045,000, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$2,808,000 and $2,679,000, respectively. Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2016 and 2015. Accumulated depreciation on these assets was approximately $2,056,000 and $1,065,000 as of September 30, 2016 and December 31, 2015, respectively.

Note 5. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Customer Relationships	$6,555,000	$6,555,000	5 to 14 years
Trade Names	1,480,000	1,480,000	15 to 20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	150,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	8,860,000	8,860,000
Less: Accumulated Amortization	(5,967,000)	(5,008,000)
Intangible Assets, net	$2,893,000	$3,852,000

Amortization expense for the three months ended September 30, 2016 and 2015 was approximately $320,000 and $309,000, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was approximately $960,000 and $923,000, respectively.

Note 6. SALE AND LEASEBACK TRANSACTION

On April 11, 2016, the Company executed a Sale - Leaseback Arrangement, whereby the Company sold the building and real property located in South Windsor, Connecticut (the "Property") for a purchase price of $1,700,000. The net proceeds from the sale of the property were applied to the amounts owed to PNC Bank.

At September 30, 2016, the Company classified the Property as a Capital Lease Facility.  The valuation of the property at the time of reclassification was $1,700,000. Amortization expense for the three and nine months ended September 30, 2016 was approximately, $9,000 and $12,000, respectively.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$25,822,000	$29,604,000
Term loans, PNC	7,019,000	9,833,000
Capital lease obligations	6,206,000	5,018,000
Related party notes payable	1,378,000	350,000
Notes payable (private placement)	2,174,000	-
Subtotal	42,599,000	44,805,000
Less: Current portion of notes and capital obligations	(34,106,000)	(40,893,000)
Notes payable and capital lease obligations, net of current portion	8,493,000	3,912,000

PNC Bank N.A. ("PNC")

The Company has a credit facility with PNC (the "Loan Facility") secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Loan Facility was amended in June 2016 (the “Twelfth Amendment”) and September 2016 (the “Thirteenth Amendment”). In connection with the Twelfth Amendment, the Company paid PNC a fee of $100,000 and reimbursed it for the fees and expenses of its counsel. The Twelfth Amendment provides for  a $33,000,000 revolving loan  In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment the Company acknowledged that there were then outstanding excess advances under the revolving loan in the amount of $12,500,000.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans.  The amount outstanding under the revolving loan, exclusive of the excess advance, was $25,822,000 and $29,604,000, as of September 30, 2016 and December 31, 2015, respectively.

The Loan Facility was further amended pursuant to the Thirteenth Amendment, to modify the advance rate with respect to our inventory to be the lesser of (i) 75% of the eligible inventory, an increase from 50%, and (ii) 90% of the liquidation value of the eligible inventory, an increase from 85%, subject to the inventory sublimit of $12,500,000 and such reserves as PNC may deem proper.    In addition, in the Thirteenth Amendment the lender waived any default resulting from the Company’s obligation to comply with the minimum EBITDA covenant for the period ended June 30, 2016, consented to the issuance of the Company’s 12% Subordinated Convertible Notes and the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Preferred Stock and Series A Preferred Stock.

The repayment terms of Term Loan A had been amended in April 2014, when the Company borrowed $2,676,000, representing an additional $1,328,000 to partially fund the acquisition of Woodbine. Term Loan A, as amended in 2014, was to be repaid in monthly installments of $31,859 continuing until November 2016.   On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK.  Term Loan B was to be repaid in sixty consecutive monthly principal installments of $58,333 continuing until November 2019.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At the closing of the Twelfth Amendment the Company paid $1,500,000 to reduce the outstanding excess under the revolving loan from $12,500,000 to $11,000,000.  It also agreed that the excess advances will be paid down by $100,000 each week commencing the second week after the closing of the Twelfth Amendment. The outstanding excess under the revolving loan is $7,019,000 at September 30, 2016.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that among other things, the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay its shareholders as defined in the Loan Facility. As of December 31, 2015, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. As of December 31, 2015, the Company was in compliance with all other terms of the Loan Facility. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to the Company that all amounts under the Loan Facility are immediately due and payable consequently, all amounts due under the Term Loans are also classified as current. For the three months ended September 30, 2016, PNC has excluded the Fixed Coverage Charge Ratio requirement. As of September 30, 2016, the Company was not in compliance with the minimum EBITDA requirement. The Company has requested a waiver from PNC for the failure to meet the minimum EBITDA covenant. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, the scheduled future minimum principal payments for the term loans are as follows, however as discussed above, the balance of the term loans have been classified as current:

For the twelve months ending	Amount
For the 12 Months Ended 9/30/17	$1,478,000
For the 12 Months Ended 9/31/18	1,478,000
For the 12 Months Ended 9/31/19	1,478,000
For the 12 Months Ended 9/31/20	1,478,000
For the 12 Months Ended 9/31/21	1,107,000
PNC Term Loan payable	7,019,000
Less: Current portion	(7,019,000)
Long-term portion	$-

Capitalized Lease Obligations

The Company is committed under several capital leases for property and equipment. Each equipment lease has a bargain purchase option exercisable at the termination of the lease. The present value of the minimum lease payments required under the property lease is greater than 90% of the fair value of the asset at acquisition. Capital lease obligations totaled $6,206,000 and $5,018,000 as of September 30, 2016 and December 31, 2015, respectively, with various interest rates ranging from approximately 4% to 14%.

As of September 30, 2016, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
For the 12 Months Ended 9/30/2017	$1,599,000
For the 12 Months Ended 9/30/2018	1,602,000
For the 12 Months Ended 9/30/2019	1,431,000
For the 12 Months Ended 9/30/2020	952,000
For the 12 Months Ended 9/30/2021	218,000
Thereafter	2,012,000
Total future minimum lease payments	7,814,000
Less: imputed interest	(1,608,000)
Less: current portion	(1,265,000)
Total Long Term Portion	$4,941,000

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

On May 25, 2016, the Company issued 110,000 and 65,000 shares of Series A Preferred Stock to Michael Taglich and Robert Taglich, respectively upon surrender of Taglich Notes A – E, in the aggregate principal of $1,100,000 and $650,000, respectively.

On August 1, 2016, the Company issued a promissory note (the "Taglich Note F") to Michael Taglich, in the principal amount of $1.000.000. The Taglich Note F bore interest at the rate of 7% per annum. The Company's obligation under the Taglich Note F was subordinated to its indebtedness to PNC.

On August 4, 2016, the Company issued a promissory note (the "Taglich Note G") to Michael Taglich, in the principal amount of 500.000. The Taglich Note G bore interest at the rate of 7% per annum. The Company's obligation under the Taglich Note G was subordinated to its indebtedness to PNC.

On August 19.2016 the Company issued to Michael Taglich a Note in the principal amount of $1,520,703, together with Warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of Taglich Notes F & G in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,703. In addition, the Company issued to Robert Taglich a Note in the principal amount of $4,373, together with Warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of  $4,373 accrued on notes previsouly exchanged for Series A Preferred Stock.

On November 10, 2016, one of the principal stockholders of the Company loaned the Company $1,000,000.   The terms of this loan have yet to be determined.

12% Subordinated Convertible Notes

      On August 19, 2016, the Company entered into a Placement Agency Agreement with Taglich Brothers, Inc., as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to $4,250,000 of the Company’s 12% Subordinated Convertible Notes due December 31, 2017 (the “Notes”) to accredited investors (the “Offering”), together with five-year warrants to purchase 4,065 shares of common stock (the “Warrants”) for each $100,000 principal amount of Notes purchased, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

      The Notes are convertible, at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $4.92 per share, subject to adjustment for certain events. The Notes are automatically convertible into shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of a certificate of amendment to the Company’s Articles of Incorporation increasing the number of shares of Series A Preferred Stock so that a sufficient number of shares are available for issuance upon conversion of the Notes and for issuance in lieu of payment of cash dividends (the “Certificate of Amendment”) in accordance with the provisions of the certificate of designation authorizing the issuance of the Series A Preferred Stock. The amendment is subject to the approval of the Company’s stockholders. The Company will submit the amendment to its stockholders for their approval at its 2016 Annual Meeting of Stockholders, which it expects to hold in the fourth quarter of 2016.

      Under the terms of the Placement Agency Agreement, the Placement Agent is entitled to a placement agent fee equal to 7% of the gross proceeds of the offering, five year warrants to purchase 8% of the number of shares of the Company’s common stock issuable upon conversion of the Notes at an exercise price of $6.15 per share, equal to 125% of the initial conversion price per share of the Notes, and reimbursement for its actual out-of-pocket expenses not to exceed in the aggregate $25,000.

       In August 2016, the Company issued and sold a total of $2,720,000 principal amount of the Notes, together with Warrants to purchase an aggregate of 110,556 shares of common stock, yielding net proceeds to the Company of approximately $2,422,000, pursuant to a Securities Purchase Agreements with accredited investors. The Company also issued to Michael Taglich a Note in the principal amount of $1,520,703, together with Warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of Taglich Notes F and G in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,703.   In addition, the Company issued to Robert Taglich a Note in the principal amount of $4,373, together with Warrants to purchase 179 shares of common stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

      The Warrants including those issued to the placement agent are classified within stockholders’ equity, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging: Contracts in Own Equity. The Notes contain a contingent put that results in early settlement of the Notes upon the filing of a certificate of amendment to the Company’s Articles of Incorporation, increasing the number of shares of Series A Preferred Stock

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

so that a sufficient number of shares are available for issuance upon conversion of the Notes.  The embedded put feature is required to be separately measured at fair value with changes in value recognized in the statement of operations, pursuant to ASC 815-15, “Derivatives and Hedging: Embedded Derivatives”, as the put feature is not clearly and closely related to the convertible promissory note.

      The proceeds received upon issuing the Notes and Warrants was allocated to each instrument on a relative fair value basis.  The initial fair value of the Warrants was determined using the Black Scholes Merton valuation model with the following assumptions: expected term of 5 years; risk free interest rate of 1.2%; and volatility of 90%.  The allocated value of the Notes was further reduced for the initial fair value of the embedded put of approximately $755,000.  The resulting discount to the Notes, including the allocated transactions costs, is amortized to interest expense using the effective interest method over the term of the Notes.

Note 8. STOCKHOLDERS' EQUITY

Preferred Stock Offering

      On May 25, 2016, the Company, entered into a Placement Agency Agreement (the “Agreement”) with Craig-Hallum Capital Group LLC and Taglich Brothers, Inc., as placement agents (the “Placement Agents”),  pursuant to which the Placement Agents agreed to offer on behalf of the Company, on a best efforts basis, up to $7,000,000 of the Company’s securities, (the “Offering”), in a private placement exempt from the registration requirements of the Securities Act of 1933.

      Pursuant to the Agreement on May 25, 2016, and June 1, 2016, the Company completed a private placement of 700,000 shares of its Series A Convertible Stock (the “Series A Preferred Stock”) from which it derived gross proceeds of $5,250,000, net of $1,750,000 of principal amount of the Company’s promissory notes exchanged by Michael Taglich and Robert Taglich for shares of Series A Preferred Stock.  The shares of Series A Preferred Stock have a stated value of $10.00 per share (“Stated Value”) and are initially convertible into shares of Common Stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events).  In connection with the placement the Company incurred approximately $606,000 of direct offering costs and $57,000 in legal expenses and granted to the Placement Agents warrants to purchase 8% of the number of shares of the Company’s common stock (113,822) issuable upon conversion of the Series A Preferred Stock sold in the offering (the “Placement Agent Warrants”).

      The Placement Agent Warrants are exercisable in whole or in part, at an initial exercise price per share of $6.15, and are exercisable for cash or on a cashless basis for a period commencing on November 26, 2016 and expiring on May 26, 2021.  The exercise price and number of shares of common stock issuable upon the exercise of the Placement Agent Warrants are subject to adjustment for stock dividends, splits, combinations and similar events.

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

      Accordingly, we computed earned but undeclared preferred dividends at the stated rate of 12.0% through September 15, 2016, when the form of the dividend was announced and declared by our Board of Directors. Since the Board of Directors declared dividends in the form of PIK Shares for the dividend payment period ended September 15, 2016, the earned dividend was increased to 15% (from the 12% cash rate), as per the terms of the Series A Preferred Stock. The Company recognized the PIK dividend at the estimated fair value of the shares issued.

      The Company recorded the issuance of 32,297 of PIK Shares during the three and nine months ended September 30, 2016 as a preferred dividend, with a fair value of $300,000. Accordingly, accumulated deficit and Additional Paid In Capital were increased by that amount during the three and nine months ended September 30, 2016. The fair value was determined using the closing market price of the Company's common stock of $4.57 per share on the date of issuance of the PIK Shares, taking into consideration that the Series A Preferred Shares were convertible into the common stock. For earning per share purposes, for the three and nine months ended September 30, 2016, the fair value of the PIK Shares issued as a dividend was less than the amounts previously earned by $23,000. At September 30, 2016 and December 31, 2015, the amounts of cumulative perpetual dividends earned and not declared on the Series A Preferred Stock were $35,000 and $0, based on the stated cash dividend rate of 12%, or $0.05 and $0 per Series A Preferred share, respectively.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under Nevada law and the terms of the Series A Preferred Stock, dividends are payable only when, as and if authorized and declared by the Company’s board of directors. After payment of all liabilities and outstanding debt obligations, holders of Series A Preferred Stock are entitled to receive $10.00 plus accrued and unpaid dividends prior to the payment of amounts available for distribution to holders of the Company’s common stock upon the liquidation and dissolution of the Company.

Holders of Series A Preferred Stock may elect at any time to convert their Preferred Shares into shares of common stock at the conversion rate of 2.0325 shares of common stock for each Preferred Share, equivalent to an initial conversion price of approximately $4.92 per share of common stock. The conversion rate and the corresponding conversion price will be subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the common stock and in the event of certain fundamental transactions such as mergers and other business combinations.

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

Common Stock Issuances

During the year ended December 31, 2015, the Company granted 52,000 shares of restricted common stock pursuant to an agreement in connection with the acquisition of Sterling. During the three and nine months ended September 30, 2016, 25,000 shares of that restricted stock has vested and is included in shares issued and outstanding. In addition, the Company issued an aggregate of 13,125 shares of common stock upon the exercise of options by certain of its directors.

Stock Options

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”) which was approved by affirmative vote of the Company’s stockholders on June 25, 2015. The Plan authorized the grant of rights with respect to up to 350,000 shares.

In June 2016, the Board of Directors adopted the Company’s 2016 Equity Incentive Plan (“2016 Plan”) which authorized the grant of rights with respect to up to 350,000 shares. The 2016 Plan will be submitted to stockholders for approval at the 2016 Annual Meeting of Stockholders.

During the three and nine months ended September 30, 2016 the Company granted options to purchase 0 and 138,000 shares of common stock to certain of its employees, respectively. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.36%; expected volatility factors of 25.00%; expected dividend yield of 0%; and estimated option term of 5 years.

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2016 and 2015 is set forth below:

	2016	2015
Current:
Federal	-	117,000
State	13,000	14,000
Prior year (over)/under Accrual
Federal	30,000	-
Total current expense	43,000	131,000
Deferred tax (benefit) expense	(2,145,000)	(650,000)
Total tax (benefit) expense	(2,102,000)	(519,000)

The components of net deferred tax assets are set forth below:

	September 30,	December 31,
	2016	2015

Deferred Tax Assets

Net operating losses	2,275,000	462,000
Bad debts	230,000	336,000
Accounts payable, accrued expenses and reserves	-	8,000
Inventory - 263A adjustment	1,035,000	919,000

Capitalized engineering costs	415,000	432,000
Deferred rent	413,000	410,000
Loss on extinguishment of debt	59,000	-
Deferred gain on sale of real estate	116,000	126,000
Lease impairment	-	-
Stock based compensation - options and restricted stock	132,000	79,000
Intangibles NTW	958,000	789,000
Capital loss carry forwards	-	-
Section 1231 loss carry forward	4,000	4,000
Inventory	725,000	680,000
Other	131,000	257,000
Total non-current deferred tax assets before valuation allowance	6,493,000	4,502,000
Valuation allowance	(4,000)	(4,000)
Total non-current deferred tax assets after valuation allowance	6,489,000	4,498,000

Deferred Tax Liabilities
Property and equipment	(1,996,000)	(2,091,000)
Amortization - Welding Transaction	(270,000)	(313,000)
Amortization - NTW Goodwill	(16,000)	(13,000)
Amortization - AMK Goodwill	(29,000)	(18,000)
Total non-current deferred tax liabilities	(2,311,000)	(2,435,000)

Total Net Deferred Tax Assets	4,178,000	2,063,000

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2015, the Company provided a valuation allowance on the deferred tax assets related to capital loss and section 1231 loss carryforwards. The valuation allowance at both September 30, 2016 and December 31, 2015 amounted to $4,000. Management believes that the remainder of the net deferred tax assets are more likely than not to be realized.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about the Company’s operating segments for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,254,000	$10,687,000	$27,022,000	$29,281,000
Gross Profit	1,476,000	2,568,000	5,898,000	6,886,000
Pre Tax (Loss) Income	(963,000)	549,000	(856,000)	733,000
Assets	54,159,000	47,811,000	54,159,000	47,811,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	3,738,000	7,408,000	14,939,000	19,468,000
Gross Profit	674,000	1,449,000	3,068,000	5,008,000
Pre Tax (Loss) Income	(893,000)	(126,000)	(1,832,000)	598,000
Assets	19,562,000	22,683,000	19,562,000	22,683,000

TURBINE ENGINE COMPONENTS
Net Sales	2,718,000	2,981,000	8,296,000	8,195,000
Gross Profit	(153,000)	161,000	7,000	550,000
Pre Tax (Loss) Income	(1,248,000)	(812,000)	(2,900,000)	(2,010,000)
Assets	17,645,000	18,078,000	17,645,000	18,078,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax (Loss) Income	(263,000)	-	(243,000)	-
Assets	574,000	596,000	574,000	596,000

CONSOLIDATED
Net Sales	15,710,000	21,076,000	50,257,000	56,944,000
Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000
Pre Tax (Loss) Income	(3,367,000)	(389,000)	(5,831,000)	(679,000)
Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000
Net Loss	(2,047,000)	337,000	(3,729,000)	(160,000)
Assets	$91,940,000	$89,168,000	$91,940,000	$89,168,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in the 2015 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Q2 2016 Form 10-Q”) that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense aerospace and recently commercial aerospace businesses which have enabled us to broaden the range of products and services beyond those which were provided by AIM. For example, where AIM was primarily a machine shop, as a result of acquisitions, Air Industries Group now has capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements parts for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft by the military have reduced the demand for both new production and replacement spares. This has reduced our sales, particularly in our complex machining segment. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market though we still remain heavily dependent upon the military for an overwhelming portion of our revenues.

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

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$15,710,000	$21,076,000	$50,257,000	$56,944,000
Cost of Sales	13,713,000	16,898,000	41,284,000	44,500,000
Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000
Operating Expenses and interest costs	5,196,000	4,603,000	14,667,000	13,221,000
Other Income, Net	4,000	36,000	35,000	98,000
Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000
Net (Loss) Income	(2,047,000)	337,000	(3,729,000)	(160,000)

Balance Sheet Data:

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash and Cash Equivalents	$1,297,000	$529,000
Working Capital	5,963,000	441,000
Total Assets	91,940,000	88,250,000
Total Stockholders' Equity	32,266,000	28,805,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,254,000	$10,687,000	$27,022,000	$29,281,000
Gross Profit	1,476,000	2,568,000	5,898,000	6,886,000
Pre Tax (Loss) Income	(963,000)	549,000	(856,000)	733,000
Assets	54,159,000	47,811,000	54,159,000	47,811,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	3,738,000	7,408,000	14,939,000	19,468,000
Gross Profit	674,000	1,449,000	3,068,000	5,008,000
Pre Tax (Loss) Income	(893,000)	(126,000)	(1,832,000)	598,000
Assets	19,562,000	22,683,000	19,562,000	22,683,000

TURBINE ENGINE COMPONENTS
Net Sales	2,718,000	2,981,000	8,296,000	8,195,000
Gross Profit	(153,000)	161,000	7,000	550,000
Pre Tax Loss (Loss) Income	(1,248,000)	(812,000)	(2,901,000)	(2,010,000)
Assets	17,645,000	18,078,000	17,645,000	18,078,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax (Loss) Income	(263,000)	-	(243,000)	-
Assets	574,000	596,000	574,000	596,000

CONSOLIDATED
Net Sales	15,710,000	21,076,000	50,257,000	56,944,000
Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000
Pre Tax (Loss) Income	(3,367,000)	(389,000)	(5,831,000)	(679,000)
Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000
Net Loss	(2,047,000)	337,000	(3,729,000)	(160,000)
Assets	$91,940,000	$89,168,000	$91,940,000	$89,168,000

Results of Operations for the three months ended September 30, 2016

Consolidated net sales for the three months ended September 30, 2016 were approximately $15,710,000, a decrease of ($5,366,000), or (25.5%), compared with $21,076,000 for the three months ended September 30, 2015. The decrease in sales resulted from decreases in sales in all of our segments.  Sales decreased ($1,433,000) at Complex Machining, ($3,670,000) at Aerostructures & Electronics and ($263,000) in Turbine Engine Components.

•	The decrease in Complex Machining resulted primarily from a decrease in orders and deliveries at Air Industries Machining partially offset by increases at Nassau Tool Works.
•	The decline at Aerostructures & Electronics reflected decreased customer demand together with operational and execution issues.
•
The modest decline in the Turbine Engine Components segment reflected gains at AMK offset by decreases at Sterling Engineering. The decline at Sterling reflects the fact that during the quarter a high percentage of its operations were devoted to new products under development and not yet in full rate production.

As indicated in the table below, one customer represented 14.2% and four customers represented 55.3% of total sales for the three months ended September 30, 2016 and 2015, respectively.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	14.2	18.8
Goodrich Landing Gear	*	15.3
US DoD	*	11.1
Northrop Grumman Corporation	*	10.1

*Customer was less than 10% of sales for the quarter ended September 30, 2016

Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2016 was $1,997,000 a decrease of approximately ($2,181,000), or (52.2%), as compared to gross profit of $4,178,000 for the three months ended September 30, 2015. Consolidated gross profit as a percentage of sales was 12.7% and 19.8% for the three months ended September 30, 2016 and 2015, respectively.

•
Gross profit at Complex Machining segment decreased by $1,092,000 for the three months ended September 30, 2016 as a result of lower sales and decreased absorption of factory overhead particularly at Air Industries Machining.

•	Gross Profit at Aerostructures & Electronics segment decreased by $775,000 for the three months ended September 30, 2016, resulting from lower sales and under absorption of factory overhead.
•
Gross profit at Turbine Engine Component segment declined by $314,000 for the three months ended September 30, 2016 due to lower revenues at Sterling Engineering resulting in under absorption of factory overhead. Gross profit at AMK  increased slightly.

Operating Expenses:

Consolidated Operating Expenses for the three months ended September 30, 2016 were $4,302,000 and increased by $150,000, or 3.6%, compared to $4,152,000 for the three months ended September 30, 2015. Operating costs increased due to increased legal and accounting expense resulting from several equity capital placements and amendments to our loan agreements.

Interest and financing costs for the three months ended September 30, 2016 were approximately $894,000 an increase of approximately $443,000, or 98.2% compared to $451,000 for the three months ended September 30, 2015 reflecting both an increase in the amount of our debt and the interest rate payable as a result of the modifications of our Loan Facility.

Loss before income taxes for the three months ended September 30, 2016 was ($3,367,000), an increase of $2,978,000 compared to loss before income taxes of ($389,000) for the three months ended September 30, 2015.

The Company recognized a benefit from taxes of $1,297,000 for three months ended September 30, 2016 compared to a benefit from taxes of approximately $726,000 for three months ended September 30, 2015, a difference of $571,000.

Net loss for the three months ended September 30, 2016 was ($2,047,000) a decrease of ($2,384,000), or 707.4%, compared to net gain of $337,000 for the three months ended September 30, 2015 for the reasons discussed above.

Results of Operations for the nine months ended September 30, 2016

Consolidated net sales for the nine months ended September 30, 2016 were approximately $50,257,000, a decrease of ($6,687,000), or (11.7%), compared with $56,944,000 for the nine months ended September 30, 2015. A slight $101,000 increase in sales during the nine months of $8,296,000 or 1.2% at our Turbine & Engine segment was more than offset by sales decreases of ($2,259,000) or (7.7%) at Complex Machining  and ($4,529,000) or 23.3% at Aerostructures & Electronics.

•	The decrease at Complex Machining resulted primarily from a decrease in orders and deliveries at Air Industries Machining partially offset by increases at Nassau Tool Works.
•	The decline at Aerostructures & Electronics resulted from declines in sales for all of its business units and reflected decreased customer demand together with operational and execution issues.
•	The increase in the Turbine Engine Components segment reflected gains at both AMK and Sterling Engineering.

As indicated in the table below, four customers represented 53.3% and 62.1% of total sales for the nine months ended September 30, 2016 and 2015, respectively.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	19.8	17.0
Goodrich Landing Gear	11.9	14.9
Northrop Grumman Corporation	10.9	17.3
US DoD	10.7	12.9

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2016 was $8,973,000 a decrease of approximately ($3,471,000), or (27.9%), as compared to gross profit of $12,444,000 for the nine months ended September 30, 2015. Consolidated gross profit as a percentage of sales was 17.9% and 21.9% for the nine months ended September 30, 2016 and 2015, respectively. The decline in gross profit reflects the decline in sales and the underabsorption of factory overhead.

•	Gross profit at Complex Machining decreased by ($988,000) for the nine months ended September 30, 2016 resulting from lower sales and under absorption of factory overhead.
•
Gross Profit at Aerostructures & Electronics decreased by ($1,940,000) for the nine months ended September 30, 2016 resulting from the absence of a biennial contract which generated significant revenues in 2015 and under absorption of factory overhead.

•	Gross profit at our Turbine Engine Component segment decreased by ($543,000) for the nine months ended September 30, 2016 due to decreased revenues at both AMK and Sterling Engineering.

Operating Expenses:

Consolidated Operating Expenses for the nine months ended September 30, 2016 totaled approximately $12,896,000 and increased by $1,016,000, or 8.6%, compared to $11,880,000 for the nine months ended September 30, 2015.

Interest and financing costs for the nine months ended September 30, 2016 were approximately $1,771,000 an increase of approximately $430,000, or 32.1%, compared to $1,341,000 for the nine months ended September 30, 2015.  The increase in financing costs reflects the costs of raising capital, the increase in our outstanding debt and in the rates payable on our debt.

Loss before taxes for the nine months ended September 30, 2016 was ($5,831,000), an increase in our loss of ($5,152,000) or 759.1%, compared to a loss before taxes of ($679,000) for the nine months ended September 30, 2015.

The Company recognized a benefit for income taxes of approximately $2,102,000 for nine months ended September 30, 2016 compared to a benefit for taxes of approximately $519,000 for nine months ended September 30, 2015, an increase of $1,583,000 primarily from the increased net operating losses generated by the Company.

Net loss for the nine months ended September 30, 2016 was ($3,729,000), a decrease in performance of ($3,569,000), or 2,230.6%, compared to net loss of ($160,000) for the nine months ended September 30, 2015.  The decrease in net income results primarily from the impact of the losses incurred at each of our operating segments.

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

We have a credit facility with PNC (the "Loan Facility") secured by substantially all of our assets. The Loan Facility has been amended many times during its term. The Loan Facility was amended in June 2016 (the “Twelfth Amendment”) and September 2016 (the “Thirteenth Amendment”).  In connection with the Twelfth Amendment, we paid a fee of $100,000 and reimbursed PNC for the fees and expenses of its counsel. The Twelfth Amendment provides for  a $33,000,000 revolving loan  In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment we acknowledged that there were then outstanding excess advances under the revolver in the amount of $12,500,000.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans.  The amount outstanding under the revolving loan, exclusive of the excess advance, was $25,822,000 and $29,604,000, as of September 30, 2016 and December 31, 2015, respectively.

The Loan Facility was further amended pursuant to the Thirteenth Amendment, to modify the advance rate with respect to our inventory to be the lesser of (i) 75% of the eligible inventory, an increase from 50%, and (ii) 90% of the liquidation value of the eligible inventory, an increase from 85%, subject to the inventory sublimit of $12,500,000 and such reserves as PNC may deem proper.    In addition, in the Thirteenth Amendment the lender waived any default resulting from our obligation to comply with the minimum EBITDA covenant for the period ended June 30, 2016, consented to the issuance of our 12% Subordinated Convertible Notes and the amendment to our Articles of Incorporation to increase the authorized number of shares of Preferred Stock and Series A Preferred Stock.

The repayment terms of Term Loan A had previously been amended in 2014 when the Company borrowed $2,676,000, representing an additional $1,328,000 and Term Loan A as amended was to be repaid in monthly installments of $31,859 continuing until November 2016.   On October 1, 2014, the Company borrowed $3,500,000 under Term Loan B for the acquisition of AMK.  Term Loan B was to be repaid in sixty consecutive monthly principal installments of $58,333 continuing until November 2019.   Prior to the Twelfth Amendment, Term Loans A and B bore interest at (a) the sum of the Alternate Base Rate plus one and three quarters of one percent (1.75%) with respect to Domestic Rate Loans and (b) the sum of the LIBOR Rate plus three percent (3.00%) with respect to LIBOR Rate Loans.

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

At the closing of the Twelfth Amendment we paid $1,500,000 to reduce the outstanding excess under the revolving loan.  It also agreed that to reduce the excess advances by $100,000 each week commencing the second week after the closing of the Twelfth Amendment.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, we are limited in the amount of Capital Expenditures we can make. We are also limited to the amount of dividends we can pay our shareholders as defined in the Loan Facility. As of December 31, 2015, we were not in compliance with the Fixed Charge Coverage Ratio covenant. As of December 31, 2015, we were in compliance with all other terms of the Loan Facility. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to us that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. For the three months ended September 30, 2016, PNC has excluded the Fixed Coverage Charge Ratio requirement. As of September 30, 2016, we were not in compliance with the minimum EBITDA requirement. We have requested a waiver from PNC for the failure to meet the minimum EBITDA covenant.

As of September 30, 2016, our debt to PNC in the amount of $32,841,000 consisted of the revolving credit note due to PNC in the amount of $25,822,000, the term loans due to PNC in the amount of $7,019,000, and capitalized lease obligations of $6,206,000.

Subordinated Loans, Issuance of Preferred Stock and Note Offering

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

On May 25, 2016, and June 1, 2016, we completed a private placement of 700,000 shares of our Series A Preferred Stock from which we derived gross proceeds of $5,250,000, net of $1,750,000 of principal amount of our promissory notes exchanged by Michael Taglich and Robert Taglich for shares of Series A Preferred Stock.  The shares of Series A Preferred Stock have a stated value of $10.00 per share and are initially convertible into shares of Common Stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events).  In connection with the placement we incurred approximately $606,000 of direct offering costs and $57,000 in legal expenses and granted to the Placement Agents warrants to purchase 8% of the number of shares of our common stock (113,822 shares) issuable upon conversion of the Series A Preferred Stock sold in the offering. The warrants are exercisable in whole or in part, at an initial exercise price per share of $6.15, and are exercisable for cash or on a cashless basis commencing on November 26, 2016 and expiring on May 26, 2021.  The exercise price and number of shares of common stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations and similar events.

 Of the proceeds generated by the sale of our Preferred Shares, $1,500,000 was paid to PNC to reduce the amount outstanding under our Loan Facility.

In August 2016, we borrowed an aggregate of $1,500,000 from one of our principal stockholders.  The loans are evidenced by promissory notes bearing interest at the rate of 7% per annum and are to be repaid on December 31, 2016, or, if earlier, upon the sale of our equity securities from which we derived proceeds of $2,000,000.

On September 1, 2016 we completed the private placement of $2,720,000 principal amount of our 12% Subordinated Convertible Notes due December 31, 2017 (the “Notes”), together with Investor Warrants to purchase an aggregate of 110,658 shares of common stock, for a total purchase price of $2,720,000. We issued the Notes since we did not have sufficient shares of preferred stock available. The Notes are automatically convertible into shares of Series A Preferred Stock at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of an amendment to our charter increasing the number of authorized shares of Series A Preferred Stock. The Company received net proceeds of approximately $2,319,800 from the sale of the Notes, which was used to pay down our indebtedness under the Loan Agreement and for working capital. The Company also issued to Michael Taglich a Note in the principal amount of $1,520,713, together with Investor Warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of promissory notes in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,713.   In addition, we issued to Robert Taglich a Note in the principal amount of $4,373, together with Investor Warrants to purchase 177 shares of Common Stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

As compensation for its services as placement agent for the offering, we paid Taglich Brothers a fee of $295,400 and issued to Taglich Brothers five-year warrants to purchase 68,617 shares of Common Stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the common stock and in the event of certain fundamental transactions such as mergers and other business combinations.

On September 15, 2016, we issued 32,297 shares of Series A Preferred Stock in lieu of payment of cash dividends on the 700,000 shares of Series A Preferred Stock issued in the Preferred Stock Offering.

The issuance of the Notes in August 2016 increased our indebtedness by $2,720,000 after giving effect to the retirement of a $1,500,000 promissory note exchanged as a portion of the consideration for a Note in the principal amount of $1,520,703. As a result of the automatic conversion of the Notes, the indebtedness represented by the Notes will be eliminated, but the number of outstanding shares of Series A Preferred Stock will increase from 700,000 shares to approximately 1,140,000 shares. The Notes, which are payable on December 31, 2018, bear interest at the rate of 12% per annum, the same nominal rate as dividends accrue on the Series A Preferred Stock through June 15, 2018. The dividend rate on the Series A Preferred Stock increases to 15% per annum if we issue PIK Shares in lieu of payment of cash dividends payable until June 15, 2018, and the number of outstanding shares of Series A Preferred Stock as of such date would increase to approximately 1,500,000 shares if we elected to pay all dividends due on the Series A Preferred Stock by issuing PIK Shares.  The dividend rate on the Series A Preferred Stock increases to 16% per annum after June 2018, 19% per annum to the extent dividends are paid in PIK Shares.

Interest payable on the Notes and dividends payable in respect of the Series A Preferred Stock will reduce the amount of net income, if any, or increase the amount of net loss attributable to holders of common stock. While the issuance of PIK Shares in payment of all or a portion of the dividends payable in respect of any dividend period preserves our cash, the increase in the rate of dividend which must be paid when we choose to issue PIK Shares in lieu of cash dividends further reduces the amount of net income, if any, or increases the amount of net loss attributable to holders of common stock. In addition, the issuance of PIK Shares will dilute the interests of our common stockholders. Furthermore, under the terms of the Certificate of Designation authorizing the issuance of our Series A Preferred Stock, we are not permitted to declare or pay any cash dividends on our common stock during any dividend period if we pay all or a portion of the dividends on the Series A Preferred Stock in PIK Shares.  Although holders of Series A Preferred Stock may convert their shares into common stock they are unlikely to convert if we are unable to pay cash dividends and the price of the common stock does not increase significantly above $4.92 per share, the conversion price, for a sustained period. We have the right to redeem the Series A Preferred Stock after May 26, 2018 for a redemption price of $10.00, plus accrued and unpaid dividends; however, we may not have sufficient cash available to effect such redemption.

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

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	September 30,	September 30,
	2016	2015
	(Unaudited)

Cash provided by (used in)
Operating activities	$(1,124,000)	$(1,449,000)
Investing activities	(314,000)	(7,772,000)
Financing activities	2,206,000	8,594,000
Net increase (decrease) in cash and cash equivalents	$768,000	$(627,000)

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the nine months ended September 30, 2016, the net cash used in our operating activities of ($1,124,000) was comprised of a net loss of ($3,729,000), reduced by  ($2,145,000) due to changes in deferred income taxes, a loss on extinguishment of debt $172,000, and $184,000 related to amortization of convertible notes payable, offset by adjustments for non-cash items of $4,535,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $2,808,000, amortization of capitalized engineering costs, intangibles and other items of $1,598,000, and non-cash compensation of $126,000. These non-cash items were offset by ($29,000) of deferred gain on the sale of real estate. The net decrease in operating assets was comprised of an increase in inventory of  $6,389,000, a decrease in accounts receivable of $3,730,000 due to the timing of shipments to and cash receipts from customers, a decrease in prepaid expenses and other current assets of $255,000, offset by an increase in deposits and other assets of ($199,000). The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $2,356,000 due to the timing of the receipt and payment of invoices, a decrease in income taxes payable of $14,000, and increases in deferred rent of $10,000 and deferred revenue of $112,000.

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

For the nine months ended September 30, 2016, cash used by investing activities was ($314,000). This was comprised of ($644,000) of capitalized engineering costs, ($1,341,000) used for the purchase of property and equipment, offset by the proceeds of the sale of fixed assets of $1,671,000.

Cash Provided By (Used In) Financing Activities

Cash provided by or used in financing activities primarily consists of the proceeds of the sale of our equity securities, borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and dividend payments.

For the nine months ended September 30, 2016, cash provided by financing activities was $2,206 ,000. This was comprised of the net proceeds from the issuance of notes payable of $5,620,000 and the net proceeds from the issuance of preferred stock of $5,250,000, offset in part by repayments of ($6,596,000) on our revolving line of credit and term loans and ($908,000) on our capital lease obligations, ($199,000) of deferred financing costs, and expenses of ($663,000) related to the issuances of preferred stock  and ($298,000) for the issuance of convertible debt.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of September 30, 2016 and December 31, 2015.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables.  The standard is intended to reduce current diversity in practice.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

When we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and our Chief Accounting Officer concluded that as of such date, our disclosure controls and procedures were not effective due to a material weakness related to (i) the inability of our internal accounting personnel to identify, analyze, record and disclose the tax and financial reporting implications of certain complex accounting matters related to non-standard and unusual transactions and (ii) inventory accounting, in particular with respect to tracking for the aging of certain items reserving for slow moving inventory and obsolescence and, consequently, valuation of our inventory. In an effort to eliminate such weakness, we added Marianne Giglio to our accounting department and entered into an agreement with Chord Advisors, LLC, an advisory firm that provides financial accounting and advisory services to public companies, to assist our internal accounting staff in determining the appropriate tax and financial accounting treatment of our significant transactions and in connection with such other financial reporting matters as our management deems appropriate. More recently, effective October 3, 2016, Michael Recca became our Chief Financial Officer. Those actions have yet to have a significant impact on the effectiveness of our disclosure controls and procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Accounting Officer as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our 2015 Form 10-K and Q2 2016 Form 10-Q, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2015 Form 10-K, Q2 2016 Form 10-Q, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 6. Exhibits

No.	Description

4.1	Form of Warrant issued to purchasers of Notes in connection with Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

4.2	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with Note Offering.

10.1	Thirteenth Amendment to PNC Loan Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.2	Promissory note in the principal amount of $500,000 payable to Michael Taglich (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.3	Promissory note in the principal amount of $1,000,000 payable to Michael Taglich (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.4
Placement Agency Agreement dated August 19, 2016 between the Company and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.5
 Securities Purchase Agreement by and among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.6	The Company’s 12% Convertible Subordinated Note due December 31, 2017(incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.7	Joinder Agreement among the purchasers of the Notes and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.8	Amendment to Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.9	2016 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

-----
* To be filed by Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (Principal Financial Officer)