Form 10-Q/A
period 2016-09-30
AIR INDUSTRIES GROUP
filed 2016-11-16
CIK 1009891

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

(631) 881-4920
(Issuer's telephone number)

_______

Explanatory Note

This amendment is being filed to include the XBRL presentation, as well as certain changes to Part I, Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

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

 See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$15,710,000	$21,076,000	$50,257,000	$56,944,000

Cost of Sales	13,713,000	16,898,000	41,284,000	44,500,000

Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000

Operating Expenses	4,302,000	4,152,000	12,896,000	11,880,000

(Loss) Income from Operations	(2,305,000)	26,000	(3,923,000)	564,000

Interest and Financing Costs	(894,000)	(451,000)	(1,771,000)	(1,341,000)
Loss on extinguishment of debt	(172,000)	-	(172,000)	-

Other Income, Net	4,000	36,000	35,000	98,000

Loss before Income Taxes	(3,367,000)	(389,000)	(5,831,000)	(679,000)

Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000

Net (Loss) Income	(2,047,000)	337,000	(3,729,000)	(160,000)

Less: Cumulative preferred stock dividends	(252,000)	-	(334,000)	-

Net (Loss) Income attributable to common stockholders	$(2,299,000)	$337,000	$(4,063,000)	$(160,000)

(Loss) Income per share - basic	$(0.30)	$0.04	$(0.54)	$(0.02)
(Loss) Income per share - diluted	$(0.30)	$0.04	$(0.54)	$(0.02)

Weighted average shares outstanding - basic	7,610,220	7,559,501	7,594,215	7,450,707
Weighted average shares outstanding - diluted	7,610,220	7,686,287	7,594,215	7,450,707

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,729,000)	$(160,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation of property and equipment	2,808,000	2,679,000
Amortization of intangible assets	960,000	923,000
Amortization of capitalized engineering costs	280,000	238,000
Bad debt expense (Recovery)	(3,000)	76,000
Non-cash compensation expense	126,000	77,000
Amortization of deferred financing costs	356,000	142,000
Deferred gain on sale of real estate	(29,000)	(28,000)
Loss on sale of fixed assets held for sale	5,000	-
Deferred income taxes	(2,145,000)	(650,000)
Loss on extinguishment of debt	172,000	-
Amortization of convertible notes payable	184,000	-
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	3,730,000	(114,000)
Inventory	(6,389,000)	(10,031,000)
Prepaid expenses and other current assets	285,000	12,000
Deposits and other assets	(199,000)	(108,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	2,356,000	5,065,000
Deferred rent	10,000	26,000
Deferred revenue	112,000	475,000
Income taxes payable	(14,000)	(71,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,124,000)	(1,449,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(644,000)	(465,000)
Purchase of property and equipment	(1,341,000)	(967,000)
Proceeds from the sale of fixed assets	1,671,000	-
Cash paid for acquisitions	-	(6,945,000)
Cash acquired in acquisitions	-	605,000
NET CASH USED IN INVESTING ACTIVITIES	(314,000)	(7,772,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(3,782,000)	10,328,000
Proceeds from note payable - term loans	-	3,500,000
Payments of note payable - term loans	(2,814,000)	(1,466,000)
Capital lease obligations	(908,000)	(487,000)
Proceeds from capital lease financing	-	500,000
Proceeds from issuance of preferred stock	5,250,000	-
Proceeds from notes payable issuances – related party	2,900,000	-
Proceeds from notes payable issuances	2,720,000	-
Deferred financing costs	(199,000)	(362,000)
Notes payable - sellers	-	(41,000)
Payments related to lease impairment	-	(44,000)
Expense for issuance of preferred stock	(663,000)	-
Expenses for issuance of convertible debt	(298,000)	-
Dividends paid	-	(3,334,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,206,000	8,594,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	768,000	(627,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	529,000	1,418,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,297,000	$791,000

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2016	2015

Supplemental cash flow information
Cash paid during the period for interest	$1,678,000	$1,172,000
Cash paid during the period for income taxes	$13,000	$445,000

Supplemental disclosure of non-cash transactions

Preferred stock issued for notes payable - related party	$1,750,000	$-
Extinguishment of related party notes payable, net of issuance of convertible related party notes payable	$-	$-

Preferred shares issued for PIK dividends	$300,000	-

Acquisition of property and equipment financed by capital lease	$2,096,000	$1,811,000

Dividends payable	$-	$1,134,000

Placement agent warrants issued	$26,000	$-

Purchase of assets of Compac and assumption of liabilities in the acquisition of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$406,000
Intangible assets	-	600,000
Goodwill	-	560,000
Liabilities assumed	-	(95,000)
Cash paid for acquisition	$-	$1,471,000

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$8,181,000
Goodwill	-	4,540,000
Cash acquired	-	588,000
Liabilities assumed	-	(3,169,000)
Common stock issued	-	(4,666,000)
Cash paid for acquisition	$-	$5,474,000

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

The below table sets forth selected unaudited financial information for Sterling for the three and nine months ended September 30, 2016 and the portions of the three and nine months ended September 30, 2015 during which Sterling was a subsidiary of the Company.

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

Effective July 1, 2016, the Company adopted FASB Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board's simplification initiative aimed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company reclassified the prior year deferred tax asset presented as of December 31, 2015 to conform with the new guidance.

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

At the closing of the Twelfth Amendment the Company paid $1,500,000 to reduce the outstanding excess under the revolving loan from $12,500,000 to $11,000,000.  It also agreed that the excess advances will be paid down by $100,000 each week commencing the second week after the closing of the Twelfth Amendment. The outstanding excess under the revolving loan is $6,994,071.19 at September 30, 2016.

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

On August 1, 2016, the Company issued a promissory note (the "Taglich Note F") to Michael Taglich, in the principal amount of $1,000,000. The Taglich Note F bore interest at the rate of 7% per annum. The Company's obligation under the Taglich Note F was subordinated to its indebtedness to PNC.

On August 4, 2016, the Company issued a promissory note (the "Taglich Note G") to Michael Taglich, in the principal amount of $500,000. The Taglich Note G bore interest at the rate of 7% per annum. The Company's obligation under the Taglich Note G was subordinated to its indebtedness to PNC.

On August 19, 2016 the Company issued to Michael Taglich a Note in the principal amount of $1,520,703, together with Warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of Taglich Notes F & G in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,703. In addition, the Company issued to Robert Taglich a Note in the principal amount of $4,373, together with Warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of  $4,373 accrued on notes previsouly exchanged for Series A Preferred Stock.

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

      The Notes are convertible, at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $4.92 per share, subject to adjustment for certain events. The Notes are automatically convertible into shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of a certificate of amendment to the Company’s Articles of Incorporation increasing the number of shares of Series A Preferred Stock so that a sufficient number of shares are available for issuance upon conversion of the Notes and for issuance in lieu of payment of cash dividends (the “Certificate of Amendment”) in accordance with the provisions of the certificate of designation authorizing the issuance of the Series A Preferred Stock. The amendment is subject to the approval of the Company’s stockholders. The Company will submit the amendment to its stockholders for their approval at its 2016 Annual Meeting of Stockholders, which it expects to held in the fourth quarter of 2016.

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

AIR INDUSTRIES GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2016 and 2015 is set forth below:

	2016	2015
Current:	(Unaudited)
Federal	-	117,000
State	13,000	14,000
Prior year (over)/under Accrual
Federal	30,000	-
Total current expense	43,000	131,000
Deferred tax (benefit) expense	(2,145,000)	(650,000)
Total tax (benefit) expense	(2,102,000)	(519,000)

The components of net deferred tax assets are set forth below:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Deferred Tax Assets

Net operating losses	2,275,000	462,000
Bad debts	230,000	336,000
Accounts payable, accrued expenses and reserves	-	8,000
Inventory - 263A adjustment	1,035,000	919,000

Capitalized engineering costs	415,000	432,000
Deferred rent	413,000	410,000
Loss on extinguishment of debt	59,000	-
Deferred gain on sale of real estate	116,000	126,000
Lease impairment	-	-
Stock based compensation - options and restricted stock	132,000	79,000
Intangibles NTW	958,000	789,000
Capital loss carry forwards	-	-
Section 1231 loss carry forward	4,000	4,000
Inventory	725,000	680,000
Other	131,000	257,000
Total deferred tax assets before valuation allowance	6,493,000	4,502,000
Valuation allowance	(4,000)	(4,000)
Total deferred tax assets after valuation allowance	6,489,000	4,498,000

Deferred Tax Liabilities
Property and equipment	(1,996,000)	(2,091,000)
Amortization - Welding Transaction	(270,000)	(313,000)
Amortization - NTW Goodwill	(16,000)	(13,000)
Amortization - AMK Goodwill	(29,000)	(18,000)
Total deferred tax liabilities	(2,311,000)	(2,435,000)

Total Net Deferred Tax Assets	4,178,000	2,063,000

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

Selected Financial Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$15,710,000	$21,076,000	$50,257,000	$56,944,000
Cost of Sales	13,713,000	16,898,000	41,284,000	44,500,000
Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000
Operating Expenses and interest costs	5,196,000	4,603,000	14,667,000	13,221,000
Other Income, Net	4,000	36,000	35,000	98,000
Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000
Net (Loss) Income	(2,047,000)	337,000	(3,729,000)	(160,000)

Balance Sheet Data:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Cash and Cash Equivalents	$1,297,000	$529,000
Working Capital	5,963,000	441,000
Total Assets	91,940,000	88,250,000
Total Stockholders' Equity	32,266,000	28,805,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,254,000	$10,687,000	$27,022,000	$29,281,000
Gross Profit	1,476,000	2,568,000	5,898,000	6,886,000
Pre Tax (Loss) Income	(963,000)	549,000	(856,000)	733,000
Assets	54,159,000	47,811,000	54,159,000	47,811,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	3,738,000	7,408,000	14,939,000	19,468,000
Gross Profit	674,000	1,449,000	3,068,000	5,008,000
Pre Tax (Loss) Income	(893,000)	(126,000)	(1,832,000)	598,000
Assets	19,562,000	22,683,000	19,562,000	22,683,000

TURBINE ENGINE COMPONENTS
Net Sales	2,718,000	2,981,000	8,296,000	8,195,000
Gross Profit	(153,000)	161,000	7,000	550,000
Pre Tax Loss (Loss) Income	(1,248,000)	(812,000)	(2,900,000)	(2,010,000)
Assets	17,645,000	18,078,000	17,645,000	18,078,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax (Loss) Income	(263,000)	-	(243,000)	-
Assets	574,000	596,000	574,000	596,000

CONSOLIDATED
Net Sales	15,710,000	21,076,000	50,257,000	56,944,000
Gross Profit	1,997,000	4,178,000	8,973,000	12,444,000
Pre Tax (Loss) Income	(3,367,000)	(389,000)	(5,831,000)	(679,000)
Benefit from Income Taxes	1,320,000	726,000	2,102,000	519,000
Net (Loss) Income	(2,047,000)	337,000	(3,729,000)	(160,000)
Assets	$91,940,000	$89,168,000	$91,940,000	$89,168,000

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

•	The decrease in Complex Machining resulted primarily from a decrease in orders and deliveries at Air Industries Machining, partially offset by increases at Nassau Tool Works.
•	The decline at Aerostructures & Electronics reflected decreased customer demand together with operational and execution issues.
•
The modest decline in the Turbine Engine Components segment reflected gains at AMK, offset by decreases at Sterling Engineering. The decline at Sterling reflects the fact that during the quarter a high percentage of its operations were devoted to new products under development and not yet in full rate production.

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

*Customer was less than 10% of sales for the quarter ended September 30, 2016

Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2016 was $1,997,000, a decrease of approximately ($2,181,000), or (52.2%), as compared to gross profit of $4,178,000 for the three months ended September 30, 2015. Consolidated gross profit as a percentage of sales was 12.7% and 19.8% for the three months ended September 30, 2016 and 2015, respectively.

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

Interest and financing costs for the three months ended September 30, 2016 were approximately $894,000, an increase of approximately $443,000, or 98.2%, compared to $451,000 for the three months ended September 30, 2015, reflecting both an increase in the amount of our debt and the interest rate payable as a result of the modifications of our Loan Facility.

Loss before income taxes for the three months ended September 30, 2016 was ($3,367,000), an increase of $2,978,000 compared to loss before income taxes of ($389,000) for the three months ended September 30, 2015.

The Company recognized a benefit from taxes of $1,320,000 for three months ended September 30, 2016 compared to a benefit from taxes of approximately $726,000 for three months ended September 30, 2015, a difference of $594,000.

Net loss for the three months ended September 30, 2016 was ($2,047,000), a decrease of ($2,384,000), or 707.4%, compared to net gain of $337,000 for the three months ended September 30, 2015 for the reasons discussed above.

Results of Operations for the nine months ended September 30, 2016

Consolidated net sales for the nine months ended September 30, 2016 were approximately $50,257,000, a decrease of ($6,687,000), or (11.7%), compared with $56,944,000 for the nine months ended September 30, 2015. A slight $101,000 increase in sales during the nine months of $8,296,000, or 1.2%, at our Turbine & Engine segment was more than offset by sales decreases of ($2,259,000), or (7.7%), at Complex Machining and ($4,529,000), or 23.3%, at Aerostructures & Electronics.

•	The decrease at Complex Machining resulted primarily from a decrease in orders and deliveries at Air Industries Machining, partially offset by increases at Nassau Tool Works.
•	The decline at Aerostructures & Electronics resulted from declines in sales for all of its business units and reflected decreased customer demand, together with operational and execution issues.
•	The increase in the Turbine Engine Components segment reflected gains at both AMK and Sterling Engineering.

As indicated in the table below, four customers represented 53.3% and 62.1% of total sales for the nine months ended September 30, 2016 and 2015, respectively.

Customer	Percentage of Sales
	2016	2015
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	19.8	17.0
Goodrich Landing Gear	11.9	14.9
Northrop Grumman Corporation	10.9	17.3
US DoD	10.7	12.9

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2016 was $8,973,000, a decrease of approximately ($3,471,000), or (27.9%), as compared to gross profit of $12,444,000 for the nine months ended September 30, 2015. Consolidated gross profit as a percentage of sales was 17.9% and 21.9% for the nine months ended September 30, 2016 and 2015, respectively. The decline in gross profit reflects the decline in sales and the underabsorption of factory overhead.

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

Interest and financing costs for the nine months ended September 30, 2016 were approximately $1,771,000, an increase of approximately $430,000, or 32.1%, compared to $1,341,000 for the nine months ended September 30, 2015.  The increase in financing costs reflects the costs of raising capital, the increase in our outstanding debt and in the rates payable on our debt.

Loss before taxes for the nine months ended September 30, 2016 was ($5,831,000), an increase in our loss of ($5,152,000) or 758.8%, compared to a loss before taxes of ($679,000) for the nine months ended September 30, 2015.

We recognized a benefit for income taxes of approximately $2,102,000 for nine months ended September 30, 2016, compared to a benefit for taxes of approximately $519,000 for nine months ended September 30, 2015, an increase of $1,583,000, primarily from the increased net operating losses generated by the Company.

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

In August 2016, we borrowed an aggregate of $1,500,000 from one of our principal stockholders.  The loans were evidenced by promissory notes bearing interest at the rate of 7% per annum and were to be repaid on December 31, 2016, or, if earlier, upon the sale of our equity securities from which we derived proceeds of $2,000,000.

On September 1, 2016 we completed the private placement of $2,720,000 principal amount of our 12% Subordinated Convertible Notes due December 31, 2017 (the “Notes”), together with Investor Warrants to purchase an aggregate of 110,658 shares of common stock, for a total purchase price of $2,720,000. We issued the Notes since we did not have sufficient shares of preferred stock available. The Notes are automatically convertible into shares of Series A Preferred Stock at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of an amendment to our Articles of Incorporation increasing the number of authorized shares of Series A Preferred Stock. We received net proceeds of approximately $2,319,800 from the sale of the Notes, which was used to pay down our indebtedness under the Loan Facility and for working capital. We also issued to Michael Taglich a Note in the principal amount of $1,520,713, together with Investor Warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of promissory notes in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,713.   In addition, we issued to Robert Taglich a Note in the principal amount of $4,373, together with Investor Warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

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

On November 10, 2016, one of our principal stockholders advanced $1,000,000 to the Company.   The terms of this advance have yet to be determined.

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

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.  In addition, dividends on the Preferred Shares are payable on a cumulative basis at an annual rate for the first two years after the date the Preferred Shares were issued of 12% of the Stated Value per share and thereafter at the annual rate of 16% of the Stated Value per share. We may pay dividends in cash or in additional Preferred Shares (“PIK Shares”). If during the first two years after the date of issuance we fail to pay dividends in respect of any dividend period a dividend at an annual rate of at least 8% of the Stated Value per share in cash, in addition to paying a sufficient number of PIK Shares so that the sum of the cash dividends and PIK Shares paid equals 12% per annum, we will issue PIK Shares in an amount equal to the product of the proportion of the cash dividend not paid times 3% per annum.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)

Cash provided by (used in)
Operating activities	$(1,124,000)	$(1,449,000)
Investing activities	(314,000)	(7,772,000)
Financing activities	2,206,000	8,594,000
Net increase (decrease) in cash and cash equivalents	$768,000	$(627,000)

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the nine months ended September 30, 2016, the net cash used in our operating activities of ($1,124,000) was comprised of a net loss of ($3,729,000), reduced by  ($2,145,000) due to changes in deferred income taxes, a loss on extinguishment of debt $172,000, and $184,000 related to amortization of convertible notes payable, offset by adjustments for non-cash items of $4,503,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $2,808,000, amortization of capitalized engineering costs, intangibles and other items of $1,598,000, and non-cash compensation of $126,000. These non-cash items were offset by ($29,000) of deferred gain on the sale of real estate. The net decrease in operating assets was comprised of an increase in inventory of  $6,389,000, a decrease in accounts receivable of $3,730,000 due to the timing of shipments to and cash receipts from customers, a decrease in prepaid expenses and other current assets of $285,000, offset by an increase in deposits and other assets of ($199,000). The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $2,356,000 due to the timing of the receipt and payment of invoices, a decrease in income taxes payable of $14,000, and increases in deferred rent of $10,000 and deferred revenue of $112,000.

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

For the nine months ended September 30, 2016, cash provided by financing activities was $2,206,000. This was comprised of the net proceeds from the issuance of notes payable of $5,620,000 and the net proceeds from the issuance of preferred stock of $5,250,000, offset in part by repayments of ($6,596,000) on our revolving line of credit and term loans and ($908,000) on our capital lease obligations, ($199,000) of deferred financing costs, and expenses of ($663,000) related to the issuances of preferred stock and ($298,000) for the issuance of convertible debt.

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

Effective July 1, 2016, the Company adopted FASB Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board's simplification initiative aimed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company reclassified the prior year deferred tax asset presented as of December 31, 2015 to conform with the new guidance.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

PART II

OTHER INFORMATION

Item 6. Exhibits

No.	Description

4.1	Form of Warrant issued to purchasers of Notes in connection with Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

4.2	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with Note Offering*.

10.1	Thirteenth Amendment to PNC Loan Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.2	Promissory note in the principal amount of $500,000 payable to Michael Taglich (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.3	Promissory note in the principal amount of $1,000,000 payable to Michael Taglich (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

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

10.6	The Company’s 12% Convertible Subordinated Note due December 31, 2017(incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.7	Joinder Agreement among the purchasers of the Notes and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.8	Amendment to Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.9	2016 Equity Incentive Plan*.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

-----
* Filed with Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2016

AIR INDUSTRIES GROUP

By:	/s/ Daniel R. Godin
Daniel R. Godin President and CEO (Principal Executive Officer)

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (Principal Financial Officer)