Form 10-K
period 2016-12-31
AIR INDUSTRIES GROUP
filed 2017-04-19
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of our common stock held by non-affiliates was $31,907,973, based on 6,717,468 shares of outstanding common stock held by non-affiliates, and a price of $4.75 per share, which was the last reported sale price of our common stock on the NYSE MKT on that date.

There were a total of 7,650,165 shares of the registrant’s common stock outstanding as of March 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2016

(i)

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

We became a public company in 2005 when our net sales were approximately $30 million. At that time we had been manufacturing components and subassemblies for the defense and commercial aerospace industry for over 45 years and had established long term relationships with leading defense and aerospace manufacturers. Since becoming public we have completed a series of acquisitions of defense related businesses. Since January 1, 2015, we have made the following acquisitions:

•	In March 2015, we acquired Sterling Engineering Corporation (“Sterling”). Founded in 1941, Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers; and

•	In September 2015, we acquired Compac Development Corporation (“Compac”). Founded in 1976, Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electromagnetic Interference) shielded enclosures for electronic components.

In January 2017 we sold AMK Welding, Inc., which we had acquired in October 2014.

We currently divide our operations into three operating segments: Complex Machining; Aerostructures & Electronics; and Turbine Engine Components. As our businesses continue to develop and evolve, we may deem it appropriate to reallocate our companies into different operating segments and, once we achieve sufficient integration among our businesses, report as a unified company.

Complex Machining is currently comprised of Air Industries Machining (“AIM”) and Nassau Tool Works (“NTW”). Since the lease for the premises occupied by NTW expires in October 2018, we are relocating and consolidating the operations of NTW into the facilities of AIM in Bay Shore, New York, which is approximately six miles from the premises presently occupied by NTW on Long Island.

We previously relocated the operations of Miller Stuart, and Compac Development from their locations on Long Island to Welding Metallurgy’s facility in Hauppauge, Long Island NY. We are continuing to fully integrate these operations, and the operations of Woodbine Products, and Decimal Industries into the operations of Welding Metallurgy.

 Our Market

We operate primarily in the military and, to a lesser degree, commercial aviation industries. Defense revenues represent a preponderance of our sales. Our principal customers include Sikorsky Aircraft, Goodrich Landing Gear Systems, Northrop Grumman, the United States Department of Defense, GKN Aerospace, Lockheed, Boeing, Raytheon, Piper Aircraft, M7 Aerospace, Vought Aerospace, Ametek/Hughes-Treitler and Airbus.

Our products are incorporated into many aircraft platforms, the majority of which remain in production, and of which there are a substantial number of operating aircraft in the fleets maintained by the military and commercial airlines. We believe that we are the largest supplier of flight critical parts to Sikorsky’s Black Hawk helicopter. We have made, or currently make, or have been awarded, products for the CH-47 Chinook helicopter, Lockheed Martin's F-35 Joint Strike Fighter, Northrop Grumman's E2 Hawkeye, Boeing's 777, Airbus' 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine Components segment makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of non-military ground turbine applications.

Many of our products are "flight critical," essential to aircraft performance and safety on takeoff, during flight and when landing. These products require advanced certifications as a condition to being a supplier. For many of our products we are the sole or one of a limited number of sources of supply. Many of the parts we supply are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time of service or flight cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which is usually many years after production has stopped.

On March 1, 2013, as a result of the continuing budget impasse, automatic government spending cuts termed the Sequester were implemented.  Our revenues, particularly those of our Complex Machining segment, were and continue to be impacted by a slowing of orders in anticipation of a reduction or shift in the mix of defense spending and there can be no assurance that our financial condition and results of operations will not be materially adversely impacted by future reductions in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries, or the perception on the part of our customers that such changes are about to occur.

The National Defense Authorization Act, which was approved in December 2016, provides for an increase in defense spending. President Donald Trump’s preliminary budget proposal provides for a further increase in military spending of approximately 10%. Despite these positive developments, there can be no assurance that any such increase in military spending will increase demand for the products we supply or otherwise benefit us.

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

The large prime contractors are increasingly seeking subcontractors who can supply and are qualified to integrate the fabrication of larger, more complex and more complete subassemblies. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects.  Successful positioning requires that we qualify to be a preferred supplier by achieving and maintaining independent third party quality approval certifications, specific customer quality system approvals and top supplier ratings through strong performance on existing contracts.  We believe that the various capabilities we have acquired through our acquisition program increase the likelihood we will qualify for and be awarded larger, more complex projects. As an example of our successful efforts to move up the supplier chain, our Aerostructures & Electronics segment has grown from being a supplier of welding services to being a supplier of welding subassemblies and is now a product integrator, providing customers with complete structural assemblies.

As part of our effort to become a product integrator and increase our value to our customers, we have recruited personnel to design products and to fabricate complete, fully-assembled products.  In our marketing efforts we let customers know that we now have employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle, and customers have now engaged us for these services.

As we acquired new businesses, we often gained new or enhanced technical capabilities. When we sought to exploit these new capabilities by introducing to our existing customers newly acquired products and capabilities we previously lacked.  Businesses we acquired often introduced us to customers we had not previously supplied and we marketed to these customers the products and services they need which we historically provided.  This marketing effort has enabled us to grow some of the businesses we acquired and increased our value to our customers.  For example, the acquisition of the business of Nassau Tool Works in 2012 expanded our capabilities in the “turning” of metal components. This enhanced capability was important in our Complex Machining segment winning a large multi-year commercial aerospace contract to supply Thrust Struts to a unit of UTAS for use in the Pratt & Whitney Geared Turbo Fan jet engine.

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. The long term business of each of our current operating segments generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase.   As our business base grows with targeted customers, we endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations.  Despite these efforts a minority of our sales are based on negotiated prices.

Our Backlog

Our backlog is best understood by looking at our operating segments independently.

Within our Complex Machining and Turbine Engine Components segments, the production cycle of products can extend from several months to a year or longer. This gives rise to significant backlogs as customers must order product with sufficient lead time to ensure timely delivery. In contrast, the production cycle for a significant majority of the products produced in our Aerostructures & Electronics segment is much shorter, a matter of several weeks or a few months. This shorter cycle allows customers to delay orders resulting in a much smaller backlog.

We have a number of long-term multi-year General Purchase Agreements or GPA’s with several of our customers. These agreements specify part numbers, specifications and prices of the covered products for a specified period, but do not authorize immediate production and shipment. Shipments are authorized periodically by the customer to fit their production schedule. We recently received a renewal of our multi-year contract with Sikorsky, MY9, for the years 2018 to 2023. This contract is for $ 47 million worth of product during this period. This is the third multi-year contract award we have received from Sikorsky.

Our "firm backlog" includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of March 1 2017, our 18-month "firm funded backlog" was approximately $98 million.

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

Raw Materials and Replacement Parts

The manufacturing process for certain products, particularly those for which we serve as product integrator, requires significant purchases of raw materials, hardware and subcontracted details. As a result, much of our success in profitably meeting customer demand for these products requires efficient and effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets. Most suppliers of raw materials are unwilling to commit to long-term contracts at fixed prices. This is a substantial risk as our strategy often involves long term fixed price commitments to our customers. Recently, we have had difficulties in securing timely shipments of raw materials from certain vendors due to our liquidity problems.

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

We intend to increase our business through internal growth and accretive acquisitions.  Our ability to make acquisitions is dependent, in part, on our available cash and upon our ability to raise debt or equity as necessary to complete any acquisition. Our current focus is to utilize cash to return to profitable operations.

Employees

As of March 1, 2017, we employed approximately 366 people. Of these, approximately 42 were in administration, 29 were in sales and procurement, and 295 were in manufacturing.

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

All of our employees are covered under a co-employment agreement with ADP.

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

The risks below can be characterized into three groups:

1)	Risks related to our business, including risks specific to the defense and aerospace industry:

2)	Risks arising from our indebtedness; and

3)	Risks related to our securities and our status as a public company.

Risks Related to Our Business

We may not be able to continue to operate as a going concern.

We suffered a net loss from operations of $10,789,000 and a net loss of $15,623,000 for the year ended December 31, 2016. We also had negative cash flows from operations for the year ended December 31, 2016. In addition, in 2015 we ceased paying dividends on our common stock and in 2016 we disposed of the real estate on which one of our operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of our operating subsidiaries. During the year ended December 31, 2016 and subsequent thereto, we sold our debt and equity securities to secure funds to operate our business. Since September 2016 we have been issuing additional shares of our Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on our outstanding shares of Series A Convertible Preferred Stock and since February 2017 we have issued additional convertible notes in lieu of cash payment of accrued interest on our outstanding convertible notes. Furthermore, as of December 31, 2016 we were not in compliance with our debt covenants under our loan facility with PNC Bank. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2016 states that these factors create uncertainty raise about our ability to continue as a going concern.

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

We expect that our customer concentration will not change significantly in the near future. We derive most of our revenues from a small number of customers. Four customers represented approximately 56.4% and 59.3% of total sales for the years ended December 31, 2016 and 2015, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers.  We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

Our Complex Machining segment derives most of its revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft, the McDonnell Douglas (Boeing) C-17 Globemaster, the F-16 Falcon and the F-18 Hornet. Boeing closed its C-17 production line in 2015. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from a sole or limited number or sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition. Recently, we have had difficulties in securing timely shipments of raw materials from certain vendors due to our liquidity problems.

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

Some of the products we produce, particularly those of our Complex Machining segment, require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise.  As a result, portions of our inventory turn slowly and tie up our working capital, and our inventory often represents approximately 40% of our assets.   Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position or results of operations.

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

United States and global responses to the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats, and other global crises and responses thereto, may adversely affect us.

Risks Related to Our Indebtedness

Our indebtedness may materially adversely affect our operations.

We have substantial indebtedness under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (the “Loan Facility”). The indebtedness under the Loan Facility is secured by substantially all of our assets. In the case of a continuing default under our Loan Facility, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business.

We also have substantial amounts outstanding in the form of 8% Subordinated Convertible Notes (the “8% Notes”). To the extent we are not able to pay accrued interest on the 8% Notes due to restrictions set forth in the Loan Facility or otherwise, we may issue additional 8% Notes in payment of such accrued interest in lieu of cash (“PIK Notes”).

Our leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Our Indebtedness may limit our ability to pay dividends.

The terms of our Loan Facility require that we maintain certain financial covenants and that we may pay dividends on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Common Stock only if after taking such dividend into effect we satisfy certain prescribed financial conditions. It is likely that any loan facility we might enter into in replacement of, or in addition to, the Loan Facility would contain similar provisions.  If, in the future, we are unable to meet these conditions, we may need to seek covenant changes or we would have to pay all of the dividends accrued for such periods in additional shares of Series a Preferred Stock (“PIK Shares”). There can be no assurance our lenders would agree to covenant changes acceptable to us or at all. In addition, we may in the future incur indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends.   In addition, no payment or adjustment will be made upon conversion for any undeclared or, subject to limited exceptions, unpaid dividends.

Risks Related to our Securities and our Status as a Public Company

Series A Preferred Stock:

There is no public market for our Series A Preferred Stock.

There is currently no public market for our Series A Preferred Stock on any national securities exchange or for quotation through OTC Markets or any other quotation service. Consequently, it is unlikely that a trading market will develop for the Series A Preferred Stock and that due to the absence of liquidity, you may not be able to sell your shares of Series A Preferred Stock at the price you paid to acquire them, if at all.

Our Series A Preferred Stock ranks junior to all of our liabilities and will not limit our ability to incur indebtedness and other liabilities that will rank senior to the Series A Preferred Shares.

The Series A Preferred Stock ranks junior to all of our liabilities. In the event of our bankruptcy, liquidation or winding-up, our assets will be available to make payments of dividends on and liquidation preference of the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid.  In addition, the Series A Preferred Stock ranks structurally junior to all existing and future liabilities of our subsidiaries and the rights of any equity holders (other than us) of those subsidiaries. We are a holding company and our ability to pay dividends or otherwise make payments in respect of the Series A Preferred Stock may be limited. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the shares of Series A Preferred Stock then issued and outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock, and the terms of Series A Preferred Stock will not limit the amount of such debt or other obligations that we may incur. In addition, our subsidiaries may issue capital stock or other ownership interests to third parties.

Holders of the Series A Preferred Stock will have no rights as a holder of our common stock until they acquire our common stock.

Until a holder acquires shares of Common Stock upon conversion of the Series A Preferred Stock, he will have no rights with respect to our Common Stock, other than voting rights. Upon acquiring shares of our common stock through conversion of the Series A Preferred Stock, a holder of our Series A Preferred Stock will be entitled to exercise the rights of a holder of Common Stock only as to matters for which the record date occurs after the date such holder of Series A Preferred Stock acquires such shares of our Common Stock.

Common Stock:

There is only a limited public market for our Common Stock.

Our common stock is listed on the NYSE MKT.  However, trading volume has been limited and a more active public market for our common stock may not develop or be sustained over time. The lack of a robust market may impair a stockholder's ability to sell shares of our Common Stock. In the absence of a more active trading market, any attempt to sell a substantial number of our shares could result in a decrease in the price of our stock. Specifically, you may not be able to resell your shares of Common Stock at or above the price you paid for such shares or at all.

Moreover, sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the price of our common stock. As a result, you may not be able to sell your shares of our common stock in short time periods, or possibly at all, and the price per share of our common stock may fluctuate significantly.

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

Fluctuations in quarterly results, competition or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock could significantly decline. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our Common Stock, as well as our overall operating results. Consequently, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.

We may not be able to pay cash dividends on our Common Stock

Our ability to pay cash dividends on our Common Stock is limited by the terms of our Loan Facility (and the terms of any future indebtedness or other agreements), the Certificate of Designation authorizing the issuance of our Series A Preferred Stock, under applicable law, and our status as a holding company.

Future financings or acquisitions may adversely affect the market price of our Common Stock.

Future sales or issuances of our Common Stock, including the issuance of shares of our Common Stock upon conversion of the Series A Preferred Stock or our outstanding 8% Notes, upon exercise of our outstanding warrants or as part of future financings or acquisitions, would be substantially dilutive to the outstanding shares of Common Stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of Common Stock.

Future issuances of PIK Shares in lieu of payment of cash dividends on our Series A Preferred Stock, or of additional 8% Notes in lieu of payment of cash interest on our 8% Notes, may adversely affect the market price of our Common Stock.

We are obligated to pay accrued dividends quarterly to holders of Series A Preferred Stock and accrued interest quarterly to holders of our 8% Notes. Although we may issue PIK Shares to holders of our Series A Preferred Stock if we are unable to pay cash dividends for any dividend period, or additional 8% Notes convertible into shares of Common Stock to holders of our 8% Notes if we are unable to pay accrued interest (“PIK Notes”) for any interest period, the issuance of PIK Shares will result in an increase in the rate of dividends payable to holders of Series A Preferred Stock and the issuance of PIK Notes will result in an increase in the rate of interest payable with respect to a significant portion of the 8% Notes, and in each case dilute the interests of our common stockholders. Furthermore, under the terms of the Certificate of Designation authorizing the issuance of our Series A Preferred Stock, we are not permitted to declare or pay any cash dividends on our Common Stock during any dividend period if we pay all or a portion of the dividends on the Series A Preferred Stock in PIK Shares.

The amount available for distribution to holders of Common Stock upon the liquidation and dissolution of our company will be substantially reduced so long as the Series A Preferred Stock remains outstanding.

After payment of all liabilities and outstanding debt obligations, including the indebtedness under our Loan Facility, holders of our Series A Preferred Stock are entitled to receive $10.00 plus accrued and unpaid dividends prior to the payment of amounts available for distribution to holders of our Common Stock upon the liquidation and dissolution of our company. Consequently, there may not be any funds available to pay holders of our Common Stock upon the liquidation and dissolution of our company as long as the Series A Preferred Stock remain outstanding.

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

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) December 31, 2018 (the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act,) (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 360 Motor Parkway, Suite 100, Hauppauge, New York 11788. We occupy our executive offices under a lease with approximately five years remaining in the term which ends January 2022.  The annual rent was $103,000 for the lease year which began in January 2016, and increases by approximately 3% per annum each year thereafter until the seventh year of the lease.

The operations of a portion of our Complex Machining segment are conducted on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet. On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2016 was approximately $723,000 and increases by 3% each subsequent year. The lease grants us an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

The remaining portion of the operations of our Complex Machining segment are conducted in a 60,000 square foot facility in West Babylon, New York. The space is occupied under a lease which provides for an annual base rent of approximately $360,000 through October 30, 2018. We are in the process of relocating the operations of NTW conducted at this location to AIM’s facilities in Bay Shore, New York.

The operations of our Aerostructures & Electronics segment are principally conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a sublease which had an annual base rent of approximately $527,000 for 2016 and increases by an agreed upon amount each anniversary of the commencement of the lease through December 31, 2026.

The balance of our Aerostructures & Electronics segment are located in a 16,000 square foot facility in Waterbury, Connecticut. The space is occupied under a lease which has an annual base rent of approximately $115,000 and expires May 31, 2019; and a 9,200 square foot space in Bay Shore, New York, which is occupied under a lease which has an annual base rent of approximately $75,000 and expires April 30, 2018.

The operations of our Turbine Engine Components segment are conducted in a 74,923 square foot facility on a 24 acre parcel in Barkhamsted, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results. We, however, have had claims brought against us by a small number of vendors due to our liquidity constraints.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

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

	High	Low
Quarter Ended March 31, 2015	$10.52	$9.70
Quarter Ended June 30, 2015	$10.74	$9.91
Quarter Ended September 30, 2015	$10.13	$8.06
Quarter Ended December 31, 2015	$9.17	$6.98
Quarter Ended March 31, 2016	$8.23	$5.90
Quarter Ended June 30, 2016	$6.08	$4.20
Quarter Ended September 30, 2016	$4.89	$3.95
Quarter Ended December 31, 2016	$4.39	$2.25

Dividends

We paid quarterly dividends on our common stock each quarter commencing with the first quarter of 2013 through the third quarter of 2015. All determinations relating to our dividend policy are made at the discretion of our Board of Directors and depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Further, the payment of any cash dividends to our common or Series A Preferred shareholders requires compliance with financial covenants of the loan agreement with our principal lender and the terms of the Certificate of Designation with respect to the Series A Preferred Stock. Even if the financial covenants of our loan agreement and the terms of the Certificate of Designation with respect to the Series A Preferred Stock are met, since we are highly leveraged, our Board of Directors would consider any opinion our senior lender might express with regards to the payment of any cash dividends. Furthermore, under the terms of the Certificate of Designation we are not permitted to declare or pay any cash dividends on our Common Stock during any dividend period if we pay all or a portion of the dividends on the Series A Preferred Stock in PIK Shares.

To the extent that any outstanding options or warrants are exercised, new options are issued under our stock-based plans, or we otherwise issue additional shares of Common Stock in the future, at a price less than the public offering price, there will be further dilution to new investors.

Holders

On March 15, 2017 there were 221 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	636,342	$7.01	313,658
Equity compensation plans not approved by security holders	840,276	$5.13	None

Total	1,476,618		313,658

Recent Sales of Unregistered Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered securities during the fiscal year ended December 31, 2016.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2016.

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

We became a public company in 2005 when our net sales were approximately $30 million. We have manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and have established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense related businesses. These acquisitions have enabled us to broaden the range of products and services we offer. At the time we became a public company, we were primarily a machining shop. As a result of acquisitions, we now have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

Since January 1, 2015, we have made the following acquisitions:

•	In March 2015, we acquired Sterling Engineering Corporation (“Sterling”). Founded in 1941, Sterling provides complex machining services and its business is concentrated with aircraft jet engine and ground turbine manufacturers; and

•	In September 2015, we acquired Compac Development Corporation (“Compac”). Founded in 1976, Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electromagnetic Interference) shielded enclosures for electronic components.

In January 2017 we sold AMK Welding, Inc., which we had acquired in October 2014.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and the price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. In addition, the market for the skilled labor we require to operate our plants is highly competitive. The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice. Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold.

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements parts for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft have reduced the demand for both new production and replacement spares. This reduced our sales, particularly in our complex machining segment.

The Defense budget proposed for Fiscal Year 2017, beginning on October 1, 2016, approved in December 2016, increases military spending and presumably procurement. Recently President Trump has proposed an additional increase of approximately $ 50 billion for fiscal year 2018, beginning on October 1, 2017. There is no assurance that defense spending will, in fact, increase in the near future or that the increase will increase demand for the product lines we produce.

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

We currently divide our operations into three operating segments: Complex Machining; Aerostructures & Electronics; and Turbine Engine Components. Effective January 1, 2015, all operating costs are allocated to our three operating segments. As our businesses continue to develop and evolve we may deem it appropriate to reallocate our companies into different operating segments. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance of each segment based on revenue, gross profit contribution and assets employed.

Results of Operations

The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition; March 1, 2015, in the case of Sterling and September 1, 2015, in the case of Compac.

  In January 2017 we sold AMK Welding, Inc., which we had acquired in October 2014.

Years ended December 31, 2016 and 2015:

Selected Financial Information:

	2016	2015
Net sales	$66,915,000	$80,442,000
Cost of sales	60,195,000	63,161,000
Gross profit	6,720,000	17,281,000
Operating expenses, acquisition costs and interest and financing costs	20,105,000	18,513,000

Other income (expense) net	(126,000)	114,000
Provision for (benefit from) income taxes	2,112,000	(286,000)
Net (loss)	($15,623,000)	$(832,000)

Balance Sheet Data:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$1,304,000	$529,000
Working capital	2,903,000	2,171,000
Total assets	82,800,000	88,250,000
Total stockholders' equity	$24,890,000	$28,805,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2016	2015

COMPLEX MACHINING
Net Sales	$37,124,000	$42,356,000
Gross Profit	4,382,000	10,412,000
Pre Tax Income (Loss)	(5,432,000)	1,825,000
Assets	45,073,000	48,353,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	18,818,000	27,134,000
Gross Profit	2,489,000	6,553,000
Pre Tax Income (Loss)	(3,985,000)	386,000
Assets	19,843,000	20,229,000

TURBINE ENGINE COMPONENTS
Net Sales	10,973,000	10,952,000
Gross Profit	(151,000)	316,000
Pre Tax Income (Loss)	(4,084,000)	(3,329,000)
Assets	17,235,000	19,076,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Income (Loss)	(10,000)	-
Assets	649,000	592,000

CONSOLIDATED
Net Sales	66,915,000	80,442,000
Gross Profit	6,720,000	17,281,000
Pre Tax Income (Loss)	(13,511,000)	(1,118,000)
Provision for (Benefit from) Income Taxes	2,112,000	(286,000)
Net (Loss) Income	(15,623,000)	(832,000)
Assets	$82,800,000	$88,250,000

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

We have three operating segments: Complex Machining; Aerostructures & Electronics which includes the results of Compac from its date of acquisition, September 2015; and Turbine Engine Components which includes the results of Sterling from its date of acquisition, March 2015.

Net Sales:

Consolidated net sales for the year ended December 31, 2016 were approximately $66,915,000, a decrease of $13,527,000, or 16.8%, compared with $80,442,000 for the year ended December 31, 2015. Net sales of our Complex Machining segment were approximately $37,124,000, a decrease of $5,232,000, or 12.4%, from $42,356,000 in the prior year. The decline in sales at our Complex Machining segment was due to delays in producing products exacerbated by disruptions in receipt of materials, and reductions in government procurement orders due to Sequestration. Net sales of our Aerostructures & Electronics segment were approximately $18,818,000 and decreased by $8,316,000, or 30.6%, from $27,134,000 in the prior year. This decline can be attributed to decreased volume at each of the divisions within our Aerostructures & Electronics segment other than Compac which experienced an increase in annual sales largely due to the fact that it was owned for all of 2016 as compared to four months in 2015. Approximately $4.2 million of the decrease is attributed to the expected loss of a biennial contract with Raytheon which was awarded in 2015, but not in 2016. An additional $2.2 million of the decline resulted from a delay in the shipment of a single $3 million order received in 2016. The balance of the decline is attributable to delays in producing products. Net sales in our Turbine Engine Components segment were approximately $10,973,000, an increase from net sales of $10,952,000 in the prior year. The stability of sales in our Turbine Engine Components reflects the fact that during 2016 they included the results of both Sterling and AMK, and an increase in sales of $453,000 at AMK were substantially offset by a decrease in sales at Stering, despite the fact that the results of Sterling were included for only ten months in 2015. AMK was sold in January 2017.

As indicated in the table below, four customers represented 56.4% and four customers represented 59.3% of total sales for the years ended December 31, 2016 and 2015, respectively.

Customer	Percentage of Sales
	2016	2015

Sikorsky Aircraft	19.1%	20.5%
Goodrich Landing Gear Systems	12.3%	15.4%
United States Department of Defense	14.3%	12.0%
Northrup Grumman Corporation	10.7%	11.4%

Sikorsky Aircraft and Goodrich Landing Gear Systems are units of United Technologies Corporation.

As indicated in the table below, one customer represented 19.9% and four customers represented 61.1% of gross accounts receivable at December 31, 2016 and 2015, respectively.

Customer	Percentage of Receivables
	2016	2015

Goodrich Landing Gear Systems	19.9%	26.6%
Northrop Grumman Corporation	*	13.6%
Sikorsky Aircraft	*	10.5%
GKN Aerospace	*	10.4%

* Customer was less than 10% of Gross Accounts Receivable at December 31, 2016.

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2016 was $6,720,000, a decrease of approximately $10,561,000, or 61.1%, as compared to gross profit of $17,281,000 for the year ended December 31, 2015. Consolidated gross profit as a percentage of sales was 10.0% and 21.5% for the years ended December 31, 2016 and 2015, respectively. The decrease in gross profit is due to the effects of lower total sales and related absorption of non-variable manufacturing costs into cost of sales, increased slow moving reserves, and less profitable contracts. The decline in gross profit percentage resulted from under absorption of factory overhead expenses. The decrease in consolidated gross profit reflects decreases in each of our operating segments, caused, in the case of our Complex Machining and Aerostructures & Electronics segments, by a substantial reduction in sales.

Selling, General & Administrative (“SG&A”):

Consolidated SG&A costs for the year ended December 31, 2016 totaled approximately $17,509,000 and increased by $952,000 or 5.7% compared to $16,557,000 for the year ended December 31, 2015. The increase in SG&A costs reflects the addition of a number of management level personnel at the Company’s headquarters. Due to the failure of sales to increase as anticipated, we have begun to take steps to reduce the growth in SG&A costs.

Interest and financing costs of approximately $2,596,000 for the year ended December 31, 2016 increased $738,000 or 39.7% as compared to $1,858,000 for the year ended December 31, 2015. This increase can be attributed to additional amounts of debt incurred from term loans due to the AMK and Sterling acquisitions, the purchase of inventory from Circor Aerospace which was not sold in 2016 and cash used for operations to fund our losses. In addition to increasing our debt in absolute terms, the convertible debt issued during 2016 bears a higher per annum rate of interest than our bank debt. Due to our inability to generate significant cash from operations, however, during 2016 we paid the interest accrued on our convertible debt “in–kind” through the issuance of additional debt, which further increased the amount of our debt outstanding.

The Company had an income tax expense of $2,112,000 for the year ended December 31, 2016 compared to an income tax benefit of $286,000 for the year ended December 31, 2015. The tax provision for 2016 was primarily the result of providing a full valuation allowance on the Company’s deferred tax asset.

Net loss for the year ended December 31, 2016 was $15,623,000, an increase of $14,791,000, compared to a net loss of $832,000 for the year ended December 31, 2015, for the reasons discussed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our credit facility (the “Loan Facility”) with PNC Bank N.A. (“PNC”) or to raise debt and equity from third parties to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease lending, we would lack funds to continue our operations. Over the past twelve months we have also relied upon our ability to borrow money from certain stockholders and raise equity capital to support our operations.  Should we continue to need to borrow funds from our principal stockholders or raise equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing shareholders.

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

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans.  The amount outstanding under the revolving loan, exclusive of the excess advance, was $24,393,000 and $29,604,000, as of December 31, 2016 and December 31, 2015, respectively.

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

The repayment terms of the Term Loan provided for in the Twelfth Amendment consist of sixty (60) consecutive monthly principal installments, the first fifty-nine (59) of which shall be in the amount of $123,133 commencing on the first business day of July, 2016, and continuing on the first business day of each month thereafter, with a sixtieth (60th) and final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021.  Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loan.

At the closing of the Twelfth Amendment we paid $1,500,000 to reduce the outstanding excess under the revolving loan.  It also agreed that to reduce the excess advances by $100,000 each week commencing the second week after the closing of the Twelfth Amendment.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, we are limited in the amount of Capital Expenditures we can make. We are also limited to the amount of dividends we can pay our shareholders as defined in the Loan Facility. As of December 31, 2016, we were not in compliance with the Fixed Charge Coverage Ratio covenant. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to us that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. As of December 31, 2016, we were not in compliance with the minimum EBITDA requirement. We have requested a waiver from PNC for the failure to meet the minimum EBITDA covenant.

In connection with the sale of AMK to Meyer Tool, Inc., on January 27, 2017 we, together with our wholly-owned subsidiaries, entered into the Fourteenth Amendment to the Loan Facility which amends certain terms and conditions of the Loan facility and releases AMK from its obligations under the Loan Facility.

The proceeds of the sale of AMK were applied as follows: $1,700,000 to the payment of the Term Loan (as defined in the PNC Loan Agreement), $1,800,000 to the payment of outstanding Revolving Advances (as defined in the PNC Loan Agreement), and $500,000 to the payment of existing accounts payable. The remaining $500,000 will be applied to outstanding accounts payable on a future date to be determined by PNC or used to reduce the amount of the Revolving Advance. The amendment also waives the non-compliance at September 30, 2016 with the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants for the period then ended, and requires that we maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, tested quarterly on a consolidated rolling twelve (12) month basis; however, for the quarter ending June 30, 2017, which shall be tested based upon the prior six (6) months, the Fixed Charge Coverage Ratio shall not be less than 1.00 to 1.00 and for the quarter ending September 30, 2017, which shall be tested based upon the prior nine (9) months, the Fixed Charge Coverage Ratio shall not be less than 1.10 to 1.00. The amendment also reduces the amount to be paid weekly in repayment of excess advances in the amount of $5,294,071 under the revolving credit facility from $100,000 to $50,000 for each Monday during the months of January, February and March of 2017. Thereafter, the weekly payments will return to $100,000 until such excess advances have been repaid in full.

As of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loans due to PNC in the amount of $6,649,000. In addition, we had capitalized lease obligations of $4,215,000 to third parties.

Significant Transactions Since January 1, 2015 Which Have Impacted Our Liquidity

Acquisitions and Dispositions

On March 1, 2015, we acquired all of the common stock of Sterling for $5.4 million in cash and 425,005 shares of the common stock of AIRI. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The acquisition was financed with the proceeds from the issuance of Term Loan D in the amount of $3,500,000.

On September 1, 2015, we, through our wholly-owned subsidiary WMI, acquired certain assets, including production equipment, inventory and intangible assets, of Compac in an asset acquisition for $1.2 million in cash plus a working capital adjustment of $271,000. We financed the acquisition of Compac out of our working capital.

On April 11, 2016 we sold our South Windsor, Connecticut property for a purchase price of $1,700,000, less closing adjustments of approximately $200,000, pursuant to a Real Estate Purchase and Sale Contract dated as of December 7, 2015, as amended, and entered into a lease with the purchaser of the property for an initial term of 15 years, with an option to renew the lease for an additional five years.  In addition to rent, initially $155,000 per annum, subject to annual escalation increase of 3%, we also will be responsible for real estate taxes and the maintenance of the buildings and the property. The net proceeds from the sale of the property were applied to the amounts owed to PNC.

On January 27, 2017, we sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017 for a purchase price of $4,500,000, subject to a working capital adjustment, plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017.  The proceeds of the sale were applied in accordance with the terms of the Fourteenth Amendment to the Loan Facility as discussed above.

AMK, based in South Windsor, Connecticut, is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers which we acquired in October 2014.

Issuance of Series A Preferred Stock and Related Financings

On May 25, 2016, and June 1, 2016, we completed a private placement of 700,000 shares of our Series A Preferred Stock from which we derived proceeds of $5,250,000, net of $1,750,000 principal amount of our promissory notes exchanged by Michael Taglich and Robert Taglich, two of our principal stockholders, for shares of Series A Preferred Stock. We had issued the promissory notes to Michael Taglich and Robert Taglich for amounts borrowed from September 2015 through May 2016. The September 2015 loan bore interest at the rate of 4% per annum and was to be paid on September 7, 2016. The other loans bore interest at the rate of 7% per annum and were to be repaid on June 30, 2016, or, if earlier, upon the sale of the Company’s equity from which it derived proceeds of $2,000,000.

The shares of Series A Preferred Stock have a stated value of $10.00 per share and are initially convertible into shares of Common Stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events).  The dividend rate on the Series A Preferred Stock is 12% per annum, payable quarterly. The dividend rate increases to 15% per annum if we issue PIK Shares in lieu of payment of cash dividends payable until June 15, 2018, and the number of outstanding shares of Series A Preferred Stock as of such date would increase to approximately 1,500,000 shares if we elected to pay all dividends due on the Series A Preferred Stock by issuing PIK Shares.  The dividend rate on the Series A Preferred Stock increases to 16% per annum after June 2018, 19% per annum to the extent dividends are paid in PIK Shares.

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

 In August 2016, we completed the private placement of $2,720,000 principal amount of our 12% Subordinated Convertible Notes due December 31, 2017 (the “12% Notes”), together with warrants to purchase an aggregate of 110,658 shares of Common Stock, for a total purchase price of $2,720,000. We also issued to Michael Taglich a 12% Note in the principal amount of $1,520,713, together with warrants to purchase 61,817 shares of Common Stock, upon surrender for cancellation of promissory notes in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,713.   We had issued the promissory notes to Michael Taglich for amounts borrowed in August 2016. The promissory notes bore interest at the rate of 7% per annum and were to be repaid on December 31, 2016, or, if earlier, upon the sale of our equity securities from which we derived proceeds of $2,000,000. In addition, we issued to Robert Taglich a 12% Note in the principal amount of $4,373, together with warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

The 12% Notes provided for the automatic conversion of the principal and accrued interest of the 12% Notes into shares of Series A Preferred Stock at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of an amendment to our Articles of Incorporation increasing the number of shares of preferred stock we are authorized to issue from 1,000,000 shares to 3,000,000 shares, including 2,000,000 shares of Series A Preferred Stock (the “Charter Amendment”). We issued 438,770 shares of Series A Preferred Stock to the holders of the 12% Notes on November 30, 2016, the date our stockholders approved the Charter Amendment and we filed the certificate of amendment effecting the Charter Amendment with the Office of the Secretary of State of Nevada.

We received net proceeds of approximately $2,319,800 from the sale of the 12% Notes, which was used to pay down our indebtedness under the Loan Facility and for working capital.

As compensation for its services as placement agent for the offering of the 12% Notes, we paid Taglich Brothers, Inc. a fee of $295,400 and issued to Taglich Brothers, Inc. five-year warrants to purchase 68,617 shares of common stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

As of December 31, 2016, we had outstanding 1,202,548 shares of Series A Preferred Stock, including 62,684 shares issued in lieu of payment of cash dividends on December 15, 2016. We issued an additional 46,010 shares of Series A Preferred Stock on March 15, 2017 in lieu of payment of cash dividends.

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, we received gross proceeds of $4,775,000 from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the 8% Notes”), together with warrants to purchase a total of 383,032 shares of our Common Stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the offering of the 8% Notes, we issued 8% Notes in the aggregate principal amount of $372,000 to Taglich Brothers, Inc., placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our Common Stock. Of the $5,147,000 principal amount of 8% Notes issued in connection with the Note Offerings, $2,781,000 principal amount is due November 30, 2018 (the “2018 Notes”) and $2,366,000 principal amount is due January 31, 2019 (the “2019 Notes”). Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the Loan Agreement.

Interest on the 2018 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing February 28, 2017, in cash, or at our option, in additional 2018 Notes, provided that if accrued interest payable on $1,269,000 principal amount of the 2018 Notes issued in December 2016 is paid in additional 2018 Notes, interest for that quarterly interest payment shall be calculated at the rate of 12% per annum. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing May 31, 2017, in cash, or at our option, in additional 2019 Notes, provided that if accrued interest is paid in additional 2019 Notes, interest for that quarterly interest payment shall be calculated at the rate of 12% per annum. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

On February 28, 2017, we issued an additional $61,596 principal amount of 2018 Notes in payment of accrued interest. As of March 1, 2017, we had $5,262,596 principal amount of 8% Notes outstanding, consisting of $2,842,596 principal amount of 2018 Notes and $2,420,000 principal amount of 2019 Notes.

The outstanding principal amount plus accrued interest on the 8% Notes is convertible at the option of the holder into shares of Common Stock conversion prices ranging from $2.25 to $4.45 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

An event of default under the 8% Notes will occur (i) if we fail to make any payment under the 8% Notes within ten (10) days after the date first due, or (ii) if we file a petition in bankruptcy or under any similar insolvency law, make an assignment for the benefit of its creditors, or if any voluntary petition in bankruptcy or under any similar insolvency law is filed against us and such petition is not dismissed within sixty (60) days after the filing thereof. Upon the occurrence and continuation of an event of default, holders of a majority of the outstanding principal amount of the 8% Notes then outstanding, upon notice to us and the holders of the Senior Indebtedness (as defined in the 8% Notes), may demand immediate payment of the unpaid principal amount of the 8% Notes, together with accrued interest thereon and all other amounts payable under the 8% Notes, subject to the subordination provisions of the 8% Notes.

The exercise price of the warrants issued in connection with the 8% Note Offerings ranges from $3.00 to $4.53 per share, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the Common Stock and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise. Of these warrants, 320,702 warrants may be exercised until November 30, 2021 and 243,307 warrants may be exercised until January 31, 2022.

Recent Loans from Principal Stockholders

On March 17, 2017, Michael Taglich and Robert Taglich, principal stockholders of the Company, loaned the Company $500,000 on terms to be determined.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Year ended	Year ended
	December 31, 2016	December 31, 2015

Cash (used in) provided by
Operating activities	$(692)	$(894)
Investing activities	(924)	(8,560)
Financing activities	2,391	8,565
Net increase (decrease) in cash and cash equivalents	$775	$(889)

Cash Used In Operating Activities

Cash used in by operating activities primarily consists of our net income adjusted for certain non-cash items and changes to working capital.

For the year ended December 31, 2016, our net cash used in operating activities of $692,000 was comprised of a net loss of $15,623,000 plus $6,712,000 of cash provided by changes in operating assets and liabilities plus adjustments for non-cash items of $8,219,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $3,347,000, amortization of capitalized engineering costs, intangibles and other items of $2,229,000, bad debt expense of $274,000, representing amounts reserved for as potentially uncollectible, and non-cash compensation of $167,000, deferred income taxes of $2,063,000, loss on sale of fixed assets held for sale of $ 5,000, loss on extinguishment of debt of $172,000, and prepaid taxes of $126,000.

These non-cash items were offset by $38,000 of deferred gain on the sale of real estate. The increase in operating assets and liabilities consisted of a net decrease in Operating Assets of $2,045,000 and a net increase in Operating Liabilities of $4,667,000. The increase in Operating Assets was comprised of an increase in inventory of $2,902,000, and a net decrease in prepaid expenses and other current assets, and deposits and other assets of $394,000, partially offset by a decrease in accounts receivable of $4,616,000. The net increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $4,495,000 due to the timing of the receipt and payment of invoices, an increase in deferred rent of $82,000, and an increase in deferred revenue of $84,000, partially offset by, a increase in income taxes payable of $6,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash payments for the businesses we acquire. A description of capitalized engineering costs can be found below and in footnote 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2016.

For the year ended December 31, 2016 cash used in investing activities was $924,000. This was comprised of $963,000 for capitalized engineering costs, $1,632,000 for the purchase of property and equipment, and $1,671,000 for proceeds from the sale of fixed assets.

Cash Provided By Financing Activities

Cash provided by financing activities consists of dividend payments, the borrowings and repayments under our credit facilities with our senior lender, and increases in and repayment of capital lease obligations and other notes payable.

For the year ended December 31, 2016, cash provided by financing activities was $2,391,000. This was comprised of repayments of $5,211,000 under our revolving credit facility, as well as repayments on our term loans of $3,184,000, proceeds from note payable of $4,500,000, as well as repayments under our capital leases of $1,226,000, proceeds from notes payable of $3,695,000, expense for issuance of preferred stock of $ 663,000, expense for issuance of debt offering $547,000, proceeds from the issuance of preferred stock of $5,250,000, and deferred financing costs of $223,000.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2016:

	Payment due by period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year*	years	years	5 years
Debt and capital leases	$37,363	34,197	2,637	529	-
Operating leases	15,459	1,947	3,402	3,082	7,028
Total	$52,822	36,144	6,039	3,611	7,028

* The revolving line of credit and term loans with our senior lender are classified as due in less than 1 year, see Note 11 to our Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2016.

Going Concern

The Company suffered a net loss from operations of $10,789,000 and a net loss of $15,623,000 for the year ended December 31, 2016. The Company also had negative cash flows from operations for the year ended December 31, 2016. In addition, in 2015 the Company ceased paying dividends on its common stock and in 2016 it disposed of the real estate on which one of its operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of its operating subsidiaries. During the year ended December 31, 2016 and subsequent thereto, the Company has had to sell its debt and equity securities to secure funds to operate its business. Since September 2016 the Company has been issuing additional shares of its Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on its outstanding shares of Series A Convertible Preferred Stock and since February 2017 it has issued additional convertible notes in lieu of cash payment of accrued interest on its outstanding convertible notes. Furthermore, as of December 31, 2016 the Company was not in compliance with its debt covenants under the Company’s loan facility with PNC Bank.

The continuation of the Company’s business is dependent upon future issuances of equity or other financing to fund ongoing operations. Management of the Company plans to obtain additional financing during the second quarter and the remainder of 2017 through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in dilution to our existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. The majority of the inventory been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period.

 The remainder of the inventory value is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2016 and December 31, 2015.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one-line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on our financial statements.

In January 2017, the FASB issued ASU 2017-01 (“ASU 2017-01”), Business Combinations, which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The first part of the guidance provides a screen to determine when a set is not a business; the second part of the guidance provides a framework to evaluate whether both an input and a substantive process are present. The guidance will be effective after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for transactions that have not been reported in issued financial statements. The Company is currently assessing the impact of this update on the presentation of these financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, Step 2 of the goodwill impairment test, which requires determining the implied fair value of goodwill and comparing it with its carrying amount has been eliminated. Thus, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (i.e., what was previously referred to as Step 1). In addition, ASU No. 2017-04 requires entities having one or more reporting units with zero or negative carrying amounts to disclose (1) the identity of such reporting units, (2) the amount of goodwill allocated to each, and (3) in which reportable segment the reporting unit is included. ASU No. 2017-04 is effective as follows: (1) for a public business entity that is an SEC filer for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on our financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2016. Based on that evaluation, the CEO and CFO concluded that for the reasons discussed below our disclosure controls and procedures were not effective as of December 31, 2016.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2016. In particular, certain portions of our inventory control system have not been integrated into the system used by the balance of the Company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand and the enterprise reporting system used to track employee hours and, hence, costs to be included in work in process, is not sufficiently automated to ensure compliance at all times, In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and non-standard transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada corporation.

Exhibit No.  Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock.

3.4

Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

4.1

Form of specimen common stock certificate (incorporated herein by reference to exhibit 4.1 to the registrant’s Registration Statement on Form S-3 (Registration No. 333-191748) filed on August 26, 2014 and declared effective on August 26, 2014).

4.2	Form of Placement Agent’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

4.3	Form of Warrant issued to Taglich Brothers, Inc. in connection with Capital Market Advisory Agreement dated as of January 1, 2014.

4.4

Placement Agent Warrant issued to Craig-Hallum Capital Group LLC in connection with first closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.5

Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with first closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.6

Placement Agent Warrant issued to Craig-Hallum Capital Group LLC in connection with second closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

4.7

Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with second closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

4.8

Form of Warrant issued to purchasers of 12% Notes in connection with 12% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

4.9

Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with 12% Note Offering (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report On Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

4.10	Form of 8% Subordinated Convertible Note due November 30, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

4.11

Form of Warrant issued to purchasers of the 2018 Notes in connection with 8% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

4.12

Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the 2019 Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.13	Form of 8% Subordinated Convertible Note due January 31, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.14

Form of Warrant issued to purchasers of 2019 Notes in connection with the 8% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.15

Form of Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the 2019 Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

Agreements Relating to PNC Loan Facility

10.1

Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “PNC Loan Agreement”) dated June 27, 2013 by and among PNC Bank, National Association, as Lender and Agent, and Air Industries Machining, Corp., Welding Metallurgy, Inc., Nassau Tool Works, Inc. and Air Industries Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2013).

10.2	Guarantor’s Ratification by Air Industries Group, Inc. under PNC Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2013).

10.3	First Amendment to PNC Loan Agreement (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

10.4	Second Amendment To PNC Loan Agreement (incorporated herein by reference from Exhibit 10.23 to the Company’s 2013 Form 10-K).

10.5	Amended and Restated Revolving Credit Note issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.24 to the Company’s 2013 Form 10-K).

10.6	Second Amendment to Term Note in the principal amount of $1,947,603.50 issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.25 to the Company’s 2013 Form 10-K).

10.7	Third Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014).

10.8	Sixth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.9	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.10	Eighth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.11	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.12	Tenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2015).

10.13	Fifth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 23, 2015).

10.14	Eleventh Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2016).

10.15	Sixth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 12, 2016).

10.16	Twelfth Amendment to PNC Loan Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.17	Term Loan in the principal amount of $7,388,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.18	Thirteenth Amendment to PNC Loan Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.19

Fourteenth Amendment to the Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2017).

Agreements Relating to Acquisitions

10.20

Stock Purchase Agreement dated as of April 1, 2014 by and among WMI and the shareholders of Woodbine Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014).

10.21

Stock Purchase Agreement dated as of June 4, 2014, by and among the Registrant and the shareholders of Eur-Pac Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2014).

10.22

Stock Purchase Agreement dated as of October 1, 2014, between the Company and Dynamic Materials Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (October 2, 2014).

10.23

Promissory Note of Registrant payable to AMK Welding, Inc. in the principal amount of $2,500,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.24	Mortgage and Security Agreement in favor of Dynamic Materials Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.25

Agreement and Plan of Merger dated as of February 27, 2015, by and among the Registrant, SEC Acquisition Corp., The Sterling Engineering Corporation (“Old Sterling”) and the shareholders of Old Sterling (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015).

10.26

Open End Mortgage Deed and Security Agreement with respect to South Windsor, Connecticut premises (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.27

Collateral Assignment of Rents, Leases and Profits with respect to South Windsor, Connecticut premises (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.28

Open End Mortgage Deed and Security Agreement with respect to Barkhamsted, Connecticut premises (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.29

Collateral Assignment of Rents, Leases and Profits with respect to Barkhamsted, Connecticut premises (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.30

Asset Purchase Agreement dated as of August 31, 2013 between the Company, on the one hand, and Compaq Development Corporation, Peter C. Rao and Vito Valenti, the shareholders of Compaq Development Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2015).

10.31

Stock Purchase Agreement dated as of January 27, 2017, between Air Industries Group, AMK Welding, Inc., Air Industries Group Poland, LLC and Meyer Tool, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017).

Agreements Relating to Real Property

10.32

Contract of Sale, dated as of November 7, 2005, by and between KPK Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1460 North Fifth Avenue and 1479 North Clinton Avenue, Bay Shore, NY (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 6, 2005).

10.33

Real Estate Purchase and Sale Contract dated as of December 7, 2015 for the sale of 283 Sullivan Avenue, South Windsor, CT (“South Windsor Contract”) (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.34	First Amendment to South Windsor Contract dated as of January 26, 2016 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.35	Second Amendment to South Windsor Contract dated as of February 24, 2016 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.36	Third Amendment to South Windsor Contract dated as of April 7, 2016 (incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.37

Lease dated April 11, 2016 for the premises located at 283 Sullivan Avenue, South Windsor, CT (incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.38

Real Estate Purchase and Sale Agreement, dated as of December 7, 2015 (incorporated herein by   reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.39

First Amendment to Real Estate Purchase and Sale Agreement dated as of January 26, 2016 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.40

Second Amendment to Real Estate Purchase and Sale Agreement dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.41

Third Amendment to Real Estate Purchase and Sale Agreement dated as of April 6, 2016 (incorporated herein by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April, 2016).

10.42

Lease dated April 11, 2016 for the premises located at 283 Sullivan Avenue, South Windsor, CT (incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on April 14, 2016).

Agreements With Officers, Directors and Related Persons

10.43

Capital Market Advisory Agreement dated as of January 1, 2014 between the Registrant and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.44	Offer Letter to Daniel R. Godin (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.45

Promissory Note dated as of September 8, 2015 payable to Michael N. Taglich in the principal amount of $350,000 (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 4, 2016).

10.46

Promissory note dated April 8, 2016 in the principal amount of $350,000 payable to Michael N. Taglich (incorporated herein by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.47

Promissory note dated April 8, 2016 in the principal amount of $350,000 payable to Robert F. Taglich (incorporated herein by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.48	Promissory note in the principal amount of $350,000 payable to Michael N. Taglich (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.49	Promissory note in the principal amount of $350,000 payable to Robert F. Taglich (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.50	Promissory note in the principal amount of $500,000 payable to Michael Taglich (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.51	Promissory note in the principal amount of $1,000,000 payable to Michael Taglich (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.52	Promissory note in the principal amount of $1,000,000 payable to Michael Taglich.

Agreements Relating to Issuance of Securities

10.53	Form of Subscription Agreement, dated as of May 28, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

10.54

Placement Agent Agreement, dated as of May 28, 2014, between the Company and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.55

Placement Agency Agreement dated May 25, 2016 between the Company, Craig-Hallum Capital Group LLC and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.56

Securities Purchase Agreement dated as of May 25, 2016 by and among Air Industries Group and the purchasers named therein (incorporated herein by reference to Exhibit A included in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.57	Registration Rights Agreement (incorporated herein by reference to Exhibit B included in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.58

Placement Agency Agreement dated August 19, 2016 between the Company and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.59

Securities Purchase Agreement by and among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.60	The Company’s 12% Subordinated Convertible Note due December 31, 2017(incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.61	Joinder Agreement among the purchasers of the Notes and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.62	Amendment to Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.63	The Company’s 8% Subordinated Convertible Note due November 30, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

10.64

Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2018 Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

10.65	Form of Subscription Agreement for the 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.66

Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2019 Notes issued in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.67	Form of Subscription Agreement for the 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.68

Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2019 Notes issued in March 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2017).

10.69	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed on October 2, 2012).

10.70	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.71	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.72

2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report On Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

14.1

Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-144561) filed July 13, 2009 and declared effective July 27, 2009).

21.1	Subsidiaries.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

________

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2017

AIR INDUSTRIES GROUP

By:	/s/ Peter D. Rettaliata
Peter D. Rettaliata Acting President and CEO (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 19, 2017 in the capacities indicated.

Signature	Capacity

/s/ Peter D. Rettaliata
Peter D. Rettaliata	Acting President and CEO, and Director

/s/ Michael E. Recca
Michael E. Recca	Chief Financial Officer

/s/ Michael N. Taglich
Michael N. Taglich	Chairman of the Board

/s/ Seymour G. Siegel
Seymour G. Siegel	Director

/s/ Robert F. Taglich
Robert F. Taglich	Director

/s/ David J. Buonanno
David J. Buonanno	Director

/s/ Robert Schroeder
Robert Schroeder	Director

/s/ Michael Brand
Michael Brand	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Industries Group

We have audited the accompanying consolidated balance sheets of Air Industries Group and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, among other going concern matters discussed, the Company has suffered a net loss in 2016 and has had negative cash flows from operating activities, and is dependent upon future issuances of equity or other financing to fund ongoing operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P. C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P. C.

Saddle Brook, New Jersey

April 19 , 2017

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and Cash Equivalents	$1,304,000	$529,000
Accounts Receivable, Net of Allowance for Doubtful
Accounts of $756,000 and $985,000, respectively	8,050,000	13,662,000
Inventory	39,851,000	36,923,000
Deferred Tax Asset, Net	-	1,725,000
Prepaid Expenses and Other Current Assets	557,000	1,048,000
Prepaid Taxes	409,000	535,000
Assets Held for Sale	6,050,000	1,700,000
Total Current Assets	56,221,000	56,122,000

Property and Equipment, Net	12,219,000	15,299,000
Capitalized Engineering Costs - Net of Accumulated
Amortization of $4,957,000 and $4,595,000, respectively	1,627,000	1,027,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,096,000	1,094,000
Intangible Assets, Net	1,754,000	3,852,000
Deferred Tax Asset, Net	-	338,000
Goodwill	9,883,000	10,518,000

TOTAL ASSETS	$82,800,000	$88,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$33,999,000	$40,895,000
Accounts Payable and Accrued Expenses	16,160,000	12,046,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	946,000	958,000
Liabilities Directly Associated with Assets Held for Sale	2,155,000	-
Income Taxes Payable	20,000	14,000
Total Current Liabilities	53,318,000	53,951,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations -
Net of Current Portion	2,971,000	3,917,000
Deferred Gain on Sale - Net of Current Portion	333,000	371,000
Deferred Rent	1,288,000	1,206,000
TOTAL LIABILITIES	$57,910,000	$59,445,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $. 001-Authorized 2,000,000 shares
Designated as Series A Convertible Preferred Stock - par value
$. 001, Authorized 1,000,000 shares, 1,202,548 shares and -0-
shares issued and outstanding as of December 31, 2016 and
2015, respectively, Aggregate liquidation preference $12,025,480
and $0 as of December 31, 2016 and 2015, respectively.	1,000	-

Common Stock - Par Value $. 001 - Authorized
25,000,000 Shares, 7,626,945 and
7,560,040 Shares Issued and Outstanding as of
December 31, 2016 and 2015, respectively	7,000	7,000
Additional Paid-In Capital	55,862,000	44,155,000
Accumulated Deficit	(30,980,000)	(15,357,000)
TOTAL STOCKHOLDERS' EQUITY	24,890,000	28,805,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,800,000	$88,250,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations For the Years Ended December 31,

	2016	2015

Net Sales	$66,915,000	$80,442,000

Cost of Sales	60,195,000	63,161,000

Gross Profit	6,720,000	17,281,000

Operating Expenses	17,509,000	16,557,000

Acquisition Costs	-	98,000

(Loss) Income from Operations	(10,789,000)	626,000

Interest and Financing Costs	(2,596,000)	(1,858,000)

Other (Expense) Income, Net	(126,000)	114,000

Loss before Provison for (Benefit from) Income Taxes	(13,511,000)	(1,118,000)

Provison for (Benefit from) Income Taxes	2,112,000	(286,000)

Net Loss	$(15,623,000)	$(832,000)

Loss per share - basic	$(2.06)	$(0.11)

Loss per share - diluted	$(2.06)	$(0.11)

Weighted average shares outstanding - basic	7,579,419	7,478,223

Weighted average shares outstanding - diluted	7,579,419	7,478,223

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	-	-	7,108,677	7,000	42,790,000	(14,525,000)	28,272,000
Issuance of Shares For Acquisitions and Restricted Stock Grants	-	-	425,005	-	4,666,000	-	4,666,000
Issuance of Shares For Records Correction	-	-	539	-	-	-	-
Exercise of Options/Warrants	-	-	25,819	-	-	-	-
Dividends Paid	-	-	-	-	(3,401,000)	-	(3,401,000)
Stock Compensation Expense	-	-	-	-	100,000	-	100,000
Net Loss	-	-	-	-	-	(832,000)	(832,000)
Balance, December 31, 2015	-	$-	7,560,040	$7,000	$44,155,000	$(15,357,000)	$28,805,000

Issuance of Preferred Stock	1,202,548	1,000	-	-	10,304,000	-	10,305,000
Fair Value Allocation of Warrants	-	-	-	-	1,236,000	-	1,236,000
Issuance of Restricted Stock	-	-	42,000	-	-	-	-
Exercise of Options and warrants	-	-	24,905	-	-	-	-
Stock Compensation Expense	-	-	-	-	167,000	-	167,000
Net Loss	-	-	-	-	-	(15,623,000)	(15,623,000)
Balance, December 31, 2016	1,202,548	$1,000	7,626,945	$7,000	$55,862,000	$(30,980,000)	$24,890,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,623,000)	$(832,000)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation of property and equipment	3,347,000	3,090,000
Amortization of intangible assets	1,279,000	1,262,000
Amortization of capitalized engineering costs	362,000	341,000
Bad debt expense	274,000	176,000
Non-cash compensation expense	167,000	100,000
Amortization of deferred financing costs	371,000	204,000
Deferred gain on sale of real estate	(38,000)	(38,000)
Loss on sale of fixed assets held for sale	5,000	-
Deferred income taxes	2,063,000	(215,000)
Loss on extinguishment of debt	172,000	-
Amortization of convertible notes payable	217,000	-

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Assets Held for Sale - AMK Cash	(39,000)	-
Accounts receivable	4,616,000	91,000
Inventory	(2,902,000)	(8,412,000)
Prepaid expenses and other current assets	394,000	(748,000)
Prepaid taxes	126,000	-
Deposits and other assets	(150,000)	(18,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	4,495,000	3,593,000
Deferred rent	82,000	29,000
Deferred revenue	84,000	540,000
Income taxes payable	6,000	(57,000)
NET CASH USED IN OPERATING ACTIVITIES	(692,000)	(894,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(963,000)	(656,000)
Purchase of property and equipment	(1,632,000)	(1,564,000)
Proceeds from the sale of fixed assets	1,671,000	-
Cash paid for acquisitions	-	(6,945,000)
Cash acquired in acquisitions	-	605,000
NET CASH USED IN INVESTING ACTIVITIES	(924,000)	(8,560,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(5,211,000)	11,933,000
Proceeds from note payable - term loans	-	3,500,000
Payments of note payable - term loans	(3,184,000)	(2,030,000)
Capital lease obligations	(1,226,000)	(717,000)
Proceeds from capital lease financing	-	500,000
Proceeds from notes payable - related party	4,500,000	350,000
Proceeds from notes payable	3,695,000	-
Deferred financing costs	(223,000)	(402,000)
Notes payable - sellers	-	(41,000)
Payments related to lease impairment	-	(60,000)
Expense for issuance of preferred stock	(663,000)	-
Expenses for issuance of debt offering	(547,000)	-
Proceeds from the issuance of preferred stock	5,250,000	-
Dividends paid	-	(4,468,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,391,000	8,565,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	775,000	(889,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	529,000	1,418,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,304,000	$529,000

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2016	2015

Supplemental cash flow information
Cash paid during the period for interest	$1,494,000	$1,649,000
Cash paid during the period for income taxes	$13,000	$445,000

Supplemental schedule of non-cash investing and financing activities
Preferred shares issued for notes payable - related party	$3,250,000	$-

Preferred shares issued for notes payable - other	$2,745,000	$-

Preferred shares issued for PIK dividends	$502,000	$-

Acquisition of property and equipment financed by capital lease	$2,096,000	$1,811,000

Classification of assets held for sale	$6,050,000	$1,700,000
Liabilities directly associated with assets held for sale	$(2,155,000)	$-

Purchase of assets of Compac and assumption
of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$406,000
Intangible assets	-	600,000
Goodwill	-	560,000
Liabilities assumed	-	(95,000)
Cash paid for acquisition	$-	$1,471,000

Purchase of stock of The Sterling Engineering Corporation and assumption of liabilities in the acquisition as follows:
Fair Value of tangible assets acquired	$-	$8,181,000
Goodwill	-	4,540,000
Cash acquired	-	588,000
Liabilities assumed	-	(3,169,000)
Common stock issued	-	(4,666,000)
Cash paid for acquisition	$-	$5,474,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

On August 30, 2013, Air Industries Group, Inc. (“Air Industries Delaware”) changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, Air Industries Group, a Nevada corporation (“Air Industries Nevada” or “AIRI” ) and the surviving entity, pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of Air Industries Delaware at its 2013 Annual Meeting of Stockholders. Air Industries Nevada is deemed to be the successor.

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. (“WMI” or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”), Eur- Pac Corporation (“Eur - Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC (“Air Realty”), the Sterling Engineering Corporation (“Sterling”) effective March 1, 2015, and Compac Development Corporation (“Compac”) effective September 1, 2015, (together, the Company ).

Going Concern

The Company suffered a net loss from operations of $10,789,000 and a net loss of $15,623,000 for the year ended December 31, 2016. The Company also had negative cash flows from operations for the year ended December 31, 2016. In addition, in 2015 the Company ceased paying dividends on its common stock and in 2016 it disposed of the real estate on which one of its operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of its operating subsidiaries. During the year ended December 31, 2016 and subsequent thereto, the Company has had to sell its debt and equity securities to secure funds to operate its business. Since September 2016 the Company has been issuing additional shares of its Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on its outstanding shares of Series A Convertible Preferred Stock and since February 2017 it has issued additional convertible notes in lieu of cash payment of accrued interest on its outstanding convertible notes. Furthermore, as of December 31, 2016 the Company was not in compliance with its debt covenants under the Company’s loan facility with PNC Bank.

The continuation of the Company’s business is dependent upon future issuances of equity or other financing to fund ongoing operations. Management of the Company plans to obtain additional financing during the second quarter and the remainder of 2017 through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Sale of AMK

On January 27, 2017, the Company sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017 for a purchase price of $4,500,000, subject to a working capital adjustment, plus additional quarterly payments, not to exceed $ 1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017.

At December 31, 2016, AMK’s assets and liabilities have been reclassified as Assets Held for Sale and Liabilities Directly Associated with Assets Held for Sale, respectively. The carrying value of the assets, net of liabilities, held for sale was less than the contract sales price and accordingly no loss or impairment was recorded for the year ended December 31, 2016.

In connection with the sale of AMK to Meyer Tool, Inc., on January 27, 2017, the Company, together with its wholly-owned subsidiaries, entered into the Fourteenth Amendment to the Amended and Restated Revolving Credit, Term Loan And Security Agreement with PNC Bank, N. A. (the “PNC Loan Agreement”) which amends certain terms and conditions of the PNC Loan Agreement and releases AMK from its obligations under the PNC Loan Agreement.

The proceeds of the sale of AMK were applied as follows: $1,700,000 to the payment of the Term Loan (as defined in the PNC Loan Agreement), $1,800,000 to the payment of outstanding Revolving Advances (as defined in the PNC Loan Agreement), and $500,000 to the payment of existing accounts payable. The remaining $500,000 will be applied to outstanding accounts payable on a future date to be determined by PNC or used to reduce the amount of the Revolving Advance. The amendment also waives the noncompliance at September 30, 2016 with the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants for the period then ended, and requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, tested quarterly on a consolidated rolling twelve (12) month basis; however, for the quarter ending June 30, 2017, which shall be tested based upon the prior six (6) months, the Fixed Charge Coverage Ratio shall not be less than 1.00 to 1.00 and for the quarter ending September 30, 2017, which shall be tested based upon the prior nine (9) months, the Fixed Charge Coverage Ratio shall not be less than 1.10 to 1.00. The amendment also reduces the amount to be paid weekly in repayment of excess advances in the amount of $5,294,071 under the revolving credit facility from $100,000 to $50,000 for each Monday during the months of January, February and March of 2017. Thereafter, the weekly payments will return to $100,000 until such excess advances have been repaid in full.

Related Party Transactions

On February 7, 2017, the Company entered into a Placement Agency Agreement with Taglich Brothers, Inc., as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to $1,200,000 of the Company’s 8% Subordinated Convertible Notes due January 31, 2019 (the “2019 Notes”) to accredited investors, together with five-year warrants to purchase 7,692 shares of Common Stock for each $100,000 principal amount of 2019 Notes purchased (the “Warrants”), in a private placement exempt from the registration requirements of the Securities Act. The conversion price of the 2019 Notes, exercise price of the Warrants, as well as the number of shares issuable upon conversion of the 2019 Notes and the exercise of the Warrants, are subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The Warrants may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

Under the terms of the Placement Agency Agreement, the Placement Agent is entitled to a placement agent fee equal to 8% of the gross proceeds of the offering, payable at the Company’s option, in cash or additional convertible notes having the same terms and conditions as the 2019 Notes, and five year warrants to purchase 10% of the number of shares of the Common Stock (the “Placement Agent Warrants”) issuable upon immediate conversion of the 2019 Notes sold in the offering. The Placement Agent Warrants are exercisable at a per share price equal to the closing price of the Common Stock as of the closing immediately prior to the issuance of each 2019 Note.

On February 7, 2017, the Company issued and sold to Robert Taglich a 2019 Note in the principal amount of $250,000, together with a Warrant to purchase 19,230 shares of Common Stock for a purchase price of $ 250,000. The 2019 Note issued to Robert Taglich has a conversion price of $3.71 per share, and the Warrant issued to Robert Taglich has an exercise price of $3.71 per share.

On March 8, 2017, the Company entered into a Placement Agency Agreement with Taglich Brothers, Inc., as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to $1,250,000 of the 2019 Notes to accredited investors, together with Warrants to purchase 7,692 shares of Common Stock for each $100,000 principal amount of 2019 Notes purchased, in a private placement exempt from the registration requirements of the Securities Act.

Under the terms of the Placement Agency Agreement, the Placement Agent is entitled to a placement agent fee equal to 8% of the gross proceeds of the offering, payable at the Company’s option, in cash or additional convertible notes and warrants having the same terms and conditions as the 2019 Notes and Warrants, and five year warrants to purchase 10% of the number of shares of the Company’s Common Stock (the “Placement Agent Warrants”) issuable upon immediate conversion of the 2019 Notes. The Placement Agent Warrants are exercisable at a per share price equal to the closing price of the Common Stock as of the closing immediately prior to the issuance of each 2019 Note.

On March 8, 2017, the Company issued and sold to Robert Taglich a 2019 Note in the principal amount of $100,000, together with a Warrant to purchase 7,692 shares of Common Stock for a purchase price of $100,000. The 2019 Note issued to Robert Taglich has a conversion price of $3.30 per share, and the Warrant issued to Robert Taglich has an exercise price of $3.30 per share.

On March 17, 2017, Michael Taglich and Robert Taglich, principal stockholders of the Company, loaned the Company $500,000 on terms to be determined.

Sale of Unregistered Equity Securities

On February 7, 2017 and February 17, 2017, the Company issued an aggregate principal amount of $ 1,000,000 of its 2019 Notes, together with Warrants to purchase an aggregate of 76,929 shares of Common Stock for a total purchase price of $1,000,000 to 9 accredited investors, including Robert Taglich, a director and principal stockholder of the Company. Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing May 31, 2017, in cash, or if the Company is prohibited by applicable law or PNC Bank, National Association, its principal lender under the PNC Loan Agreement from paying interest in cash, or otherwise elects to do so, the Company may pay interest at the rate of twelve percent (12%) per annum in the form of additional notes having the same terms and conditions as the 2019 Notes. The outstanding principal amount plus accrued interest on the 2019 Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $3.25, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the Common Stock and in the event of certain fundamental transactions such as mergers and other business combinations, except that the initial conversion price of the Notes issued to Robert Taglich is $3.71. The Warrants are exercisable on or prior to January 31, 2022. Taglich Brothers, Inc. acted as the placement agent.

On March 8, 2017, March 15, 2017 and March 21, 2017, the Company issued an aggregate principal amount of $1,200,000 of its 2019 Notes, together with Warrants to purchase an aggregate of 92,309 shares of Common Stock for a total purchase price of $1,200,000 to 23 accredited investors, including Robert Taglich, a director and principal stockholder of the Company.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing May 31, 2017, in cash, or if the Company is prohibited by applicable law or PNC Bank, National Association, its principal lender under the PNC Loan Agreement, from paying interest in cash, or otherwise elects to do so, the Company may pay interest at the rate of twelve percent (12%) per annum in the form of additional notes having the same terms and conditions as the 2019 Notes. The outstanding principal amount plus accrued interest on the 2019 Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $3.25, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, except that the initial conversion price of the Notes issued to Robert Taglich is $3.30. The Warrants are exercisable on or prior to January 31, 2022. The Warrants issued to the purchasers of the 2019 Notes have an exercise price of $3.30 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise. The Warrants may be exercised until January 31, 2022. Taglich Brothers, Inc. acted as placement agent.

Note 2. ACQUISITIONS

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non - controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include-amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of income.

Sterling

On March 1, 2015, the Company acquired all of the common stock of Sterling for $5.4 million in cash and 425,005 shares of its common stock. The common stock was valued at $9.89 per share, which was the closing share price on February 27, 2015. The cash consideration is subject to adjustment for working capital changes. The Company has also entered into employment and non-compete agreements for two and three year periods with two of the principals of Sterling. In connection with these agreements, the Company granted 52,000 shares of restricted common stock to these individuals, which was accounted for as additional purchase price. The Company financed the acquisition of Sterling with the proceeds from the issuance of Term Loan D (see Note 11).

At the time of acquisition, Sterling had capital lease obligations for equipment with a remaining balance of approximately $1.3 million. On April 21, 2015, the Company refinanced the $1.3 million capital lease obligations with the same financing company. This refinancing generated approximately $588,000 of cash for the Company. This capital lease obligation has been accounted for and summarized with the remainder of the Company's capital leases as disclosed in Note 11.

Sterling, founded in 1941, manufactures components for aircraft and ground turbine engines.

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

Compac located in Bay Shore, New York specializes in the manufacture of RFI/EMI (Radio Frequency Interference Electro - Magnetic Interference) shielded enclosures for electronic components.

In connection with the asset purchase, the Company has assumed Compac’s lease for its Bay Shore facility which extends through April 30, 2018 and has annual rent of approximately $ 80,000, which is offset by rent received from the sub-tenant of approximately $20,000 per year.

The acquisition of Compac was accounted for under ASC 805. The provisional purchase price allocation is set forth below.

Fair value of tangible assets acquired	$406,000
Intangible assets	600,000
Goodwill	560,000
Liabilities assumed	(95,000)
Total	$1,471,000

The below table sets forth selected financial information for the 2015 acquisitions, which are included in our reported results of operations, for the year ended December 31, 2015.

For the Year Ended December 31, 2015

	Sterling	Compac

Net Sales	$6,894,000	$467,000

Loss from
operations	$(1,196,000)	$(14,000)

The below table sets forth selected proforma financial information as if Sterling were owned for the year ended December 31, 2015.

For the Year Ended December 31, 2015

Net Sales	$82,281,000
Income from operations	$773,000

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Woodbine specializes in welded and brazed chassis structures housing electronics in aircraft. Eur-Pac specializes in military packaging and supplies. Eur-Pac s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. AMK is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers. Sterling manufactures components for aircraft and ground turbine engines. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference Electro-Magnetic Interference) shielded enclosures for electronic components. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

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

Inventory Valuation

The Company values inventory at the lower of cost on a first - in -first-out basis or market.

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

Assets Held for Sale and Liabilities Directly Associated

Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and included in current assets. Liabilities associated to business units held for sale are classified as a current liability.

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

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation and amortization. Repair and maintenance charges are expensed as incurred. Property, equipment, and improvements are depreciated using the straight- line method over the estimated useful lives of the assets or the particular improvements. Expenditures for repairs and improvements in excess of $1,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit.

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2016 and 2015.

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and amortized using the effective interest method over the term of the related debt. The amortization of such costs are included in interest and financing costs. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt.

Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of FASB ASC 815, Derivatives and Hedging.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

The Company had approximately $2,914,000 and $150,000 of net sales that were billed but not shipped under such bill and hold arrangements as of December 31, 2016 and 2015, respectively.

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

Credit and Concentration Risks

There were four customers that represented 56.4% of total sales, and four customers that represented 59.3% of total sales, of total sales for the years ended December 31, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2016	2015

1	19.1	20.5
2	14.3	12.0
3	12.3	15.4
4	10.7	11.4

There was one customers that represented 19.9% of gross accounts receivable and four customers that represented 61.1% of gross accounts receivable at December 31, 2016 and 2015, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	2016	2015

1	19.9	26.6
2	*	10.4
3	*	13.6
4	*	10.5

* Customer was less than 10% of gross accounts receivable at December 31, 2016

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740- 10 -05, “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective July 1, 2016, the Company adopted FASB Accounting Standards Update 2015 - 17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board's simplification initiative aimed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company has applied this guidance prospectively and has not restated prior period balances.

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	December 31,	December 31,
	2016	2015

Weighted average shares outstanding used to compute basic earnings per share	7,579,419	7,478,223
Effect of dilutive stock options and warrants	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,579,419	7,478,223

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2016	2015
Stock Options	633,000	234,000
Warrants	520,000	46,800
	1,153,000	280,800

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the years :

	December 31,	December 31,
	2016	2015
Stock Options	3,000	330,000
Warrants	321,000	118,000
	324,000	448,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation Stock Compensation.” Under the fair value recognition provision of the ASC, stock -based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amounts of $9,883,000 and $10,518,000 at December 31, 2016 and 2015, respectively, relates to the acquisitions of Welding $291,000, NTW $162,000, Woodbine $2,565,000, Eur-Pac $1,656,000, ECC $109,000, AMK $635,000, Sterling $4,540,000 and Compac $560,000. During 2016 AMK goodwill amount of $635,000 was reclassified to assets held for sale. Goodwill is not amortized, but is assessed and/or tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist. As discussed above, the Company adopted ASU 2011- 08 and performs an annual qualitative assessment in the fourth quarter each year to determine whether it was more likely than not that the fair value of each of Welding, including Woodbine, NTW, Eur-Pac, ECC, AMK, Sterling and Compac was less than its carrying amount.

The Company has determined that there has been no impairment of goodwill at December 31, 2016 and 2015.

Freight Out

Freight out is included in operating expenses and amounted to $180,000 and $197,000 for the years ended December 31, 2016 and 2015, respectively.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An emerging growth company is one with less than $1.0 billion in annual sales, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1.0 billion of non-convertible debt over a three year period. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. The Company has elected to take advantage of the benefits of this extended transition period. Until the date that it is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to its consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which the Company will adopt the recently issued accounting standard.

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) (“ASU 2016-01”) . The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) . The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment (“ASU 2016-09”) . ASU 2016-09 is part of the FASB Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements of ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. They are effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow -Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. The Company is currently assessing the impact of the adoption of the amendments to Topic 606 and these amendments on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables. The standard is intended to reduce current diversity in practice. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of these amendments to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one-line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on our financial statements.

In January 2017, the FASB issued ASU 2017-01 (“ASU 2017-01”), Business Combinations, which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The first part of the guidance provides a screen to determine when a set is not a business; the second part of the guidance provides a framework to evaluate whether both an input and a substantive process are present. The guidance will be effective after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for transactions that have not been reported in issued financial statements. The Company is currently assessing the impact of this update on the presentation of these financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, Step 2 of the goodwill impairment test, which requires determining the implied fair value of goodwill and comparing it with its carrying amount has been eliminated. Thus, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (i.e., what was previously referred to as Step 1). In addition, ASU No. 2017-04 requires entities having one or more reporting units with zero or negative carrying amounts to disclose (1) the identity of such reporting units, (2) the amount of goodwill allocated to each, and (3) in which reportable segment the reporting unit is included. ASU No. 2017-04 is effective as follows: (1) for a public business entity that is an SEC filer for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on our financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain account balances in 2015 have been reclassified to conform to the current year presentation.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	2016	2015

Accounts Receivable Gross	$8,806,000	$14,647,000
Allowance for Doubtful Accounts	(756,000)	(985,000)
Accounts Receivable Net	$8,050,000	$13,662,000

The allowance for doubtful accounts for the years ended December 31, 2016 and 2015 is as follows:

	Balance at	Charged to
	Beginning of	Costs and	Deductions from	Balance at End
	Year	Expenses	Reserves	of Year
Year ended December 31, 2016
Allowance for Doubtful Accounts	$985,000	$274,000	$503,000	$756,000
Year ended December 31, 2015
Allowance for Doubtful Accounts	$1,566,000	$177,000	$758,000	$985,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	2016	2015

Raw Materials	$7,031,000	$9,188,000
Work In Progress	25,635,000	19,743,000
Finished Goods	11,751,000	11,838,000
Inventory Reserve	(4,566,000)	(3,846,000)
Total Inventory	$39,851,000	$36,923,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value.

	Balance at
	Beginning of	Additions to	Deductions from	Balance at End
	Year	Reserve	Reserves	of Year
Year ended December 31, 2016
Reserve for Inventory	$(3,846,000)	$(806,000)	$86,000	$(4,566,000)
Year ended December 31, 2015
Reserve for Inventory	$(3,475,000)	$(785,000)	$414,000	$(3,846,000)

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	2016	2015
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,658,000	31.5 years
Machinery and Equipment	14,032,000	15,109,000	5 - 8 years
Capital Lease Machinery and Equipment	5,573,000	5,869,000	5 - 8 years
Tools and Instruments	7,520,000	6,993,000	1.5 - 7 years
Automotive Equipment	195,000	191,000	5 years
Furniture and Fixtures	438,000	425,000	5 - 8 years
Leasehold Improvements	966,000	910,000	Term of Lease
Computers and Software	519,000	482,000	4 - 6 years
Total Property and Equipment	31,193,000	31,937,000
Less: Accumulated Depreciation	(18,974,000)	(16,638,000)
Property and Equipment, net	$12,219,000	$15,299,000

Depreciation expense for the years ended December 31, 2016 and 2015 was approximately $3,347,000 and $3,090,000, respectively. Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2016 and 2015. Accumulated depreciation on these assets was approximately $2,320,000 and $1,065,000 as of December 31, 2016 and 2015, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	2016	2015
Customer Relationships	$6,115,000	$6,555,000	5 to 14 years
Trade Names	970,000	1,480,000	15-20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	150,000	5 years
Professional Certifications	15,000	15,000	. 25 to 2 years
Total Intangible Assets	7,910,000	8,860,000
Less: Accumulated Amortization	(6,156,000)	(5,008,000)
Intangible Assets, net	$1,754,000	$3,852,000

The expense for amortization of the intangibles for the years ended December 31, 2016 and 2015 was approximately $1,279,000 and $1,262,000, respectively.

As of December 31, 2016 the future amortization of intangibles are as follows:

For the year ending	Amount
December 31, 2017	$689,000
December 31, 2018	219,000
December 30, 2019	219,000
December 31, 2020	219,000
December 31, 2021	130,000
Thereafter	278,000
Total	$1,754,000

Note 8. ASSETS HELD FOR SALE AND LIABILITES DIRECLTY ASSOCIATED

As discussed in Note 1, on January 27, 2017, the Company sold all of the outstanding shares of AMK Welding, Inc. (“AMK”) to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017 (“the Stock Purchase Agreement”) for a purchase price of $4,500,000, subject to a working capital adjustment, plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. At December 31, 2016, the Company reclassified its assets held for sale and the liabilities directly associated to these assets. The components of these assets and liabilities are as follows:

Components of Assets Held for Sale and Liabilities Directly Associated

Assets Held for Sale
Cash	$40,000
Accounts Receivable, net of allowance for doubtful accounts	722,000
Inventory, net of reserves	260,000
Prepaid and other assets	96,000
Property and equipment, net of accumulated depreciation	3,478,000
Intangible Assets, net of accumulated amortization	819,000
Goodwill	635,000

Assets Held for Sale	$6,050,000

Accounts payable and accrued expenses	379,000
Capital lease obligations	1,680,000
Deferred revenues	96,000

Liabilities directly associated to Assets Held for Sale	$2,155,000

Additionally, AMK’s operations are reported in the Company’s Turbine Engine Components segment. AMK makes up the following amounts of this segment for the year ended December 31, 2016:

Segment Data
Turbine Engine Components	AMK	Total
Net Sales	$4,511,000	$10,973,000
Gross Profit	169,000	(151,000)
Pre Tax (Loss) Income	(1,595,000)	(4,084,000)
Assets	6,050,000	17,235,000

Note 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	2016	2015

Accounts Payable	$13,843,000	$9,837,000
Accrued Expenses	2,317,000	2,160,000
Other Payables	-	49,000
	$16,160,000	$12,046,000

Note 10. SALE AND LEASEBACK TRANSACTION

On April 11, 2016, the Company executed a Sale - Leaseback Arrangement, whereby the Company sold the building and real property located in South Windsor, Connecticut (the “South Windsor Property”) for a purchase price of $1,700,000. The net proceeds from the sale of the property were applied to the amounts owed to PNC Bank.

Simultaneous with the closing of the sale of the South Windsor Property, the Company entered into a 15-year lease (the “Lease”) with the purchaser for the property. Base annual rent is approximately $155,000 for the first year and increases approximately 3% per year, each year thereafter. The Lease grants the Company an option to renew the Lease for an additional period of five years. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The Lease also contains representations, warranties, obligations, conditions and indemnification provisions in favor of the purchaser and grants the purchaser remedies upon a breach of the Lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent.

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $371,000 and $409,000 as of December 31, 2016 and 2015, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

Simultaneous with the closing of the sale of the Bay Shore Property, the Company entered into a 20-year triple- net lease (the “Lease”) with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the purchaser $89,000 as security for the performance of its obligations under the Lease. In addition, the Company has on deposit $150,000 with the landlord as security for the completion of certain repairs and upgrades to the Bay Shore Property. This amount is included in the caption Deferred Finance costs, Net, Deposit and Other Assets in the accompanying Consolidated Balance Sheets. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 13 Commitments and Contingencies.

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions”.

On January 27, 2017, the Company entered into an agreement to sell the stock of AMK. Included in this agreement was the transfer of the capital lease obligation on the South Windsor Property transferred to the purchaser of AMK. At December 31, 2016, the Company reclassified the capital asset of $1,700,000 and lease obligation of $1,680,000 to Assets Held for Sale and Liabilities Held for Sale, respectively. See Note 1 for additional discussion regarding the sale of AMK.

Note 11. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2016	2015

Revolving credit note payable to PNC Bank N. A. ("PNC")	$24,393,000	$29,604,000
Term loans, PNC	6,649,000	9,833,000
Capital lease obligations	4,215,000	5,025,000
Related party notes payable, net of debt discount	1,086,000	350,000
Note payable (private placement), net of debt discount	627,000	-
Subtotal	36,970,000	44,812,000
Less: Current portion of notes and capital obligations	(33,999,000)	(40,895,000)
Notes payable and capital lease obligations, net of current portion	$2,971,000	$3,917,000

PNC Bank N. A. (“PNC”)

The Company has a credit facility with PNC (the “Loan Facility”) secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Loan Facility was amended in June 2016 (the “Twelfth Amendment”) and September 2016 (the “Thirteenth Amendment”). In connection with the Twelfth Amendment, the Company paid PNC a fee of $100,000 and reimbursed it for the fees and expenses of its counsel. The Twelfth Amendment provides for a $33,000,000 revolving loan . In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment the Company acknowledged that there were then outstanding excess advances under the revolving loan in the amount of $12,500,000.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan, exclusive of the excess advance, was $ 24,393,000 and $ 29,604,000, as of December 31, 2016 and 2015, respectively.

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

The repayment terms of the Term Loan provided for in the Twelfth Amendment consist of sixty (60) consecutive monthly principal installments, the first fifty-nine (59) of which shall be in the amount of $123,133 commencing on the first business day of July, 2016, and continuing on the first business day of each month thereafter, with a sixtieth (60th) and final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021. Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loan .

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

The terms of the Loan Facility require that among other things, the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay its shareholders as defined in the Loan Facility. As of December 31, 2016 , the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to the Company that all amounts under the Loan Facility are immediately due and payable consequently , all amounts due under the Term Loans are also classified as current. As of December 31, 2016, the Company was not in compliance with the minimum EBITDA requirement. The Company has requested a waiver from PNC for the failure to meet the minimum EBITDA covenant. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

As of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loans due to PNC in the amount of $ 6,649,000.

Each day, the Company’s cash collections are swept directly by the bank to reduce the revolving loans and the Company then borrows according to a borrowing base formula. The Company's receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company's condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of December 31, 2016 the future minimum principal payments for the term loans are as follows:

For the year ending	Amount
December 31, 2017	$1,478,000
December 31, 2018	1,478,000
December 31, 2019	1,478,000
December 31, 2020	1,478,000
December 31, 2021	737,000
Thereafter	-
PNC Term Loans payable	6,649,000
Less: Current portion	(6,649,000)
Long-term portion	$-

Interest expense related to these credit facilities amounted to approximately $1,908,000 and $1,414,000 for the years ended December 31, 2016 and 2015 , respectively.

Capital Leases Payable Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $4,215,000 and $5,025,000 as of December 31, 2016 and 2015, respectively, with various interest rates ranging from approximately 4% to 14%.

As of December 31, 2016, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2017	$1,442,000
December 31, 2018	1,407,000
December 31, 2019	1,230,000
December 31, 2020	509,000
December 31, 2021	19,000
Thereafter	1,000
Total future minimum lease payments	4,608,000
Less: imputed interest	(393,000)
Less: current portion	(1,244,000)
Total Long Term Portion	$2,971,000

Related Party Notes Payable

On September 8, 2015, the Company issued a promissory note (the”Taglich Note A”) to Michael Taglich in the principal amount of $350,000. The Taglich Note A bore interest at the rate of 4% per annum. The Company's obligation under the Taglich Note A was subordinated to its indebtedness to PNC.

On April 8, 2016 , the Company issued a promissory note (“the Taglich Note B”) to Michael Taglich in the principal amount of $350,000. The Taglich Note B bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note B was subordinated to its indebtedness to PNC.

On April 8, 2016, the Company issued a promissory note (“the Taglich Note C”) to Robert Taglich in the principal amount of $350,000. The Taglich Note C bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note C was subordinated to its indebtedness to PNC .

On May 6, 2016, the Company issued a promissory note (“the Taglich Note D”) to Michael Taglich in the principal amount of $400,000. The Taglich Note D bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note D was subordinated to its indebtedness to PNC .

On May 6, 2016, the Company issued a promissory note (“the Taglich Note E”) to Robert Taglich in the principal amount of $300,000. The Taglich Note E bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note E was subordinated to its indebtedness to PNC.

On May 25, 2016, the Company issued 110,000 and 65,000 shares of Series A Preferred Stock to Michael Taglich and Robert Taglich, respectively upon surrender of Taglich Notes A E, in the aggregate principal of $1,100,000 and $650,000, respectively.

On August 1, 2016, the Company issued a promissory note (the “Taglich Note F”) to Michael Taglich, in the principal amount of $1,000,000. The Taglich Note F bore interest at the rate of 7% per annum. The Company's obligation under the Taglich Note F was subordinated to its indebtedness to PNC.

On August 4, 2016, the Company issued a promissory note (the “Taglich Note G”) to Michael Taglich, in the principal amount of $500,000. The Taglich Note G bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note G was subordinated to its indebtedness to PNC.

On August 19, 2016, the Company issued to Michael Taglich its 12% Subordinated Convertible Notes due December 31, 2017 (the “12% Notes”) in the principal amount of $1,520,703, together with warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of Taglich Notes F & G in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,703. In addition, the Company issued to Robert Taglich a 12% Note in the principal amount of $4,373, together with warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

Also see below regarding related party purchases of the 12% and 8% subordinated convertible notes.

Interest expense related to the Taglich Notes was $264,000 for the year ended December 31, 2016.

12% Subordinated Convertible Notes

On August 19, 2016, the Company entered into a Placement Agency Agreement with Taglich Brothers, Inc., as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to $4,250,000 of the Company’s 12% Subordinated Convertible Notes due December 31, 2017 (the “12% Notes”) to accredited investors (“the Offering”), together with five-year warrants to purchase 4,065 shares of common stock (the “Warrants”) for each $100,000 principal amount of 12% Notes purchased, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act ) .

The 12% Notes were convertible, at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $4.92 per share, subject to adjustment for certain events. The 12% Notes were automatically convertible into shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of a certificate of amendment to the Company’s Articles of Incorporation increasing the number of shares of Series A Preferred Stock so that a sufficient number of shares are available for issuance upon conversion of the 12% Notes and for issuance in lieu of payment of cash dividends (the “Certificate of Amendment”) in accordance with the provisions of the certificate of designation authorizing the issuance of the Series A Preferred Stock. The amendment was subject to the approval of the Company’s stockholders.

Under the terms of the Placement Agency Agreement, the Placement Agent is entitled to a placement agent fee equal to 7% of the gross proceeds of the offering, five year warrants to purchase 8% of the number of shares of the Company’s common stock issuable upon conversion of the 12% Notes at an exercise price of $6.15 per share, equal to 125% of the initial conversion price per share of the 12% Notes, and reimbursement for its actual out-of-pocket expenses not to exceed in the aggregate $25,000.

In August 2016, the Company issued and sold a total of $2,720,000 principal amount of the 12% Notes, together with Warrants to purchase an aggregate of 110,556 shares of common stock, yielding net proceeds to the Company of approximately $2,320,000, pursuant to a Securities Purchase Agreements with accredited investors. The Company also issued to Michael Taglich a 12% Note in the principal amount of $1,520,703, together with Warrants to purchase 61,817 shares of common stock at an initial exercise price of $6.15, subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, upon surrender for cancellation of Taglich Notes F and G in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,703. In addition, the Company issued to Robert Taglich a 12% Note in the principal amount of $4,373, together with Warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

The Warrants including those issued to the placement agent are classified within stockholders equity, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging: Contracts in Own Equity. The 12% Notes contained a contingent put that results in early settlement of the 12% Notes upon the filing of a certificate of amendment to the Company’s Articles of Incorporation, increasing the number of shares of Series A Preferred Stock so that a sufficient number of shares are available for issuance upon conversion of the 12% Notes. The embedded put feature is required to be separately measured at fair value with changes in value recognized in the statement of operations, pursuant to ASC 815-15, Derivatives and Hedging: Embedded Derivatives, as the put feature is not clearly and closely related to the convertible promissory note.

The proceeds received upon issuing the 12% Notes and Warrants was allocated to each instrument on a relative fair value basis. The initial fair value of the Warrants was determined using the Black Scholes Merton valuation model with the following assumptions: expected term of 5 years; risk free interest rate of 1.2%; and volatility of 90%. The allocated value of the 12% Notes was further reduced for the initial fair value of the embedded put of approximately $755,000. The resulting discount to the 12% Notes, including the allocated transactions costs, is amortized to interest expense using the effective interest method over the term of the Notes.

As compensation for its services as placement agent for the offering of the 12% Notes, the Company paid Taglich Brothers, Inc. a fee of $295,400.

On November 30, 2016, the Company’s stockholders approved the amendment to the Company’s Articles of Incorporation, and consequently the Company issued a total of 438,770 shares of its Series A Preferred Stock to holders of its 12% Notes upon the automatic conversion of the principal amount of, and accrued interest on, the 12% Notes at the rate of $10.00 per share.

As of December 31, 2016, we had outstanding 1,202,548 shares of series A Preferred Stock, including 62,684 shares issued in lieu of payment of cash dividends on December 15, 2016. We issued an additional 46,010 shares of Series A Preferred Stock on March 15, 2017 in lieu of payment of cash dividends.

8 % Subordinated Convertible Notes

On November 23, 2016, the Company issued sold an aggregate principal amount of $1,400,000 of its 8% Subordinated Convertible Notes due November 30, 2018 (the “2018 Notes”), together with warrants to purchase an aggregate of 124,444 shares of Common Stock for a total purchase price of $1,400,000. The purchasers of the 2018 Notes and warrants included Michael Taglich and Robert Taglich, directors and stockholders of the Company.

Interest on the 2018 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing February 28, 2017, in cash, or at our option, in additional 2018 Notes. The outstanding principal amount plus accrued interest on the 2018 Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $2.25, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the Common Stock and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants issued to the purchasers of the 2018 Notes are exercisable on or prior to November 30, 2021.

For acting as placement agent of the 2018 Notes, we paid Taglich Brothers, Inc. $112,000 and issued to it five-year warrants to purchase 62,222 shares of Common Stock.

The warrants issued to the purchasers of the 2018 Notes and Taglich Brothers, Inc. have an exercise price of $3.00 per share, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the Common Stock and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

On December 22, 2016, the Company entered into a Placement Agency Agreement with Taglich Brothers, Inc., as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to $1,300,000 of the 2018 Notes to accredited investors (the “Offering”), together with five-year warrants to purchase 20% of the number of shares of Common Stock issuable upon immediate conversion of the 2018 Notes purchased (the “Warrants”), in a private placement exempt from the registration requirements of the Securities Act.

Under the terms of the Placement Agency Agreement, the Placement Agent is entitled to a placement agent fee equal to 8% of the gross proceeds of the Offering and five year warrants to purchase 10% of the number of shares of the Company’s Common Stock (the “Placement Agent Warrant”) issuable upon immediate conversion of the 2018 Notes at an exercise price of $3.00 per share.

Subscription Agreements

On December 22, 2016, the Company entered into subscription agreements with ten accredited investors for the purchase of an aggregate of $ 1,175,000 principal amount of the 2018 Notes, together with Warrants to purchase a total of 89,359 shares of Common Stock, including 2018 Notes and Warrants to be issued to Michael Taglich and Robert Taglich, directors and principal stockholders of the Company and principals of Taglich Brothers, Inc., who purchased an aggregate of $500,000 principal amount of the 2018 Notes and Warrants to purchase a total of 38,024 shares of Common Stock in the offering.

On December 22, 2016, the Company issued sold an aggregate principal amount of $1,175,000 of its 2018 Notes, together with Warrants to purchase an aggregate of 89,359 shares of Common Stock for a total purchase price of $ 1,175,000 to ten accredited investors, including Michael Taglich and Robert Taglich, directors and stockholders of the Company.

Interest on the 2018 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing February 28, 2017, in cash, or if the Company is prohibited by applicable law or PNC Bank, National Association, its principal lender under the PNC Loan Agreement from paying interest in cash, or otherwise elects to do so, the Company may pay interest at the rate of twelve percent (12%) per annum in the form of additional notes having the same terms and conditions as the 2018 Notes. The outstanding principal amount plus accrued interest on the 2018 Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $2.63, subject to certain antidilution and other adjustments, including stock splits, distributions in respect of the Common Stock and in the event of certain fundamental transactions such as mergers and other business combinations. The Warrants are exercisable on or prior to November 30, 2021.

For acting as placement agent of the 2018 Notes, we paid Taglich Brothers, Inc. $94,000 and issued to it five-year warrants to purchase 44,677 shares of Common Stock.

The Warrants issued to the purchasers of the 2018 Notes and Taglich Brothers, Inc. have an exercise price of $3.00 per share, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the Common Stock and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

Note 12 . STOCKHOLDERS' EQUITY

Preferred Stock Offering

On May 25, 2016, the Company, entered into a Placement Agency Agreement (the “Agreement”) with Craig-Hallum Capital Group LLC and Taglich Brothers, Inc., as placement agents (the “Placement Agents”), pursuant to which the Placement Agents agreed to offer on behalf of the Company, on a best efforts basis, up to $7,000,000 of the Company’s securities (the “Offering”), in a private placement exempt from the registration requirements of the Securities Act.

Pursuant to the Agreement on May 25, 2016, and June 1, 2016, the Company completed a private placement of 700,000 shares of its Series A Convertible Stock (the “Series A Preferred Stock”) from which it derived gross proceeds of $5,250,000, net of $1,750,000 of principal amount of the Company’s promissory notes exchanged by Michael Taglich and Robert Taglich for shares of Series A Preferred Stock. The shares of Series A Preferred Stock have a stated value of $10.00 per share (“Stated Value”) and are initially convertible into shares of Common Stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events) . In connection with the placement the Company incurred approximately $606,000 of direct offering costs and $57,000 in legal expenses and granted to the Placement Agents warrants to purchase 8% of the number of shares of the Company’s common stock (113,822) issuable upon conversion of the Series A Preferred Stock sold in the offering (the “Placement Agent Warrants”) .

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

The Company recorded the issuance of 60,380 PIK Shares during the year ended December 31, 2016 as a preferred dividend, with a fair value of $ 501,000. Accordingly, accumulated deficit and Additional Paid In Capital were increased by that amount during the year ended December 31, 2016. The fair value was determined using the closing market price of the Company's common stock of on the date of issuance of the PIK Shares, taking into consideration that the Series A Preferred Shares were convertible into the common stock. For earning per share purposes, for the year ended December 31, 2016, the fair value of the PIK Shares issued as a dividend was less than the amounts previously earned by $40,000. At December 31, 2016 and 2015, the amounts of cumulative perpetual dividends earned and not declared on the Series A Preferred Stock were $54,000 and $0, based on the stated cash dividend rate of 12%, or $0.05 and $0 per Series A Preferred share, respectively.

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

Common Stock Issuances

During the year ended December 31, 2015, the Company granted 52,000 shares of restricted common stock pursuant to an agreement in connection with the acquisition of Sterling. During the year ended December 31, 2016, 42,000 shares of that restricted stock has vested and is included in shares issued and outstanding. In addition, the Company issued an aggregate of 24,905 shares of common stock upon the exercise of options by certain of its directors ..

Dividends

On January 15, 2015 the Company paid a dividend equal to $0.15 per common share or $1,066,000 to all shareholders of record as of January 2, 2015.

On April 24, 2015 the Company paid a dividend equal to $ 0.15 per common share or $1,134,000 to all shareholders of record as of April 13, 2015.

On August 12, 2015, the Company paid a dividend equal to $0.15 per common share or $1,134,000 to all shareholders of record as of August 3, 2015.

On December 1, 2015, the Company paid a dividend equal to $0.15 per common share or $ 1,133,000 to all shareholders of record as of November 23, 2015.

Warrants Issued To Taglich Brothers

As discussed above, the Company issued warrants to Taglich Brothers, Inc. Such warrants contain cashless exercise provisions. As a result, the value of the warrants has to be recognized as a liability. In addition, the Company would be required to revalue the derivative liability at the end of each reporting period with the change in value reported on the consolidated statement of operations. The Company did not account for the derivative liability in its consolidated financial statements as it was determined to not be material.

Note 13 . EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the “Union”). The contract expires on December 31, 2018.

Medical benefits for union employees are provided through a policy with ADP during 2016 and Insperity during 2015 , the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $263,000 and $247,000 for the years ended December 31, 2016 and 2015, respectively.

The Company adopted ASU No.2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan" (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about an employer's participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan and no further disclosures are required.

Others

All other Company employees, are covered under a co-employment agreement with ADP .

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Plans”). Pursuant to the Plans, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plans.

Note 14 . COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $2,429,000 and $2,225,000 for the years ended December 31, 2016 and 2015, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2016, the aggregate future minimum lease payments are as follows:

				Motor	Porter	Clinton
	Plant Avenue	Fifth Avenue	Lamar Street	Parkway	Street	Avenue
For the year				Annual	Annual	Annual
ending	Annual Rent	Annual Rent	Annual Rent	Rent	Rent	Rent	Total Rents

December 31,
2017	$543,000	$746,000	$360,000	$106,000	$115,000	$77,000	$1,947,000
December 31,
2018	559,000	769,000	300,000	110,000	115,000	20,000	1,873,000
December 31,
2019	576,000	792,000	-	113,000	48,000	-	1,529,000
December 31,
2020	593,000	817,000	-	116,000	-	-	1,526,000
December 31,
2021	611,000	842,000	-	103,000	-	-	1,556,000
Thereafter	2,661,000	4,367,000	-	-	-	-	7,028,000
Total Rents	$5,543,000	$8,333,000	$660,000	$548,000	$278,000	$97,000	$15,459,000

The leases provide for scheduled increases in base rent. Rent expense is charged to operations using the straight- line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying consolidated balance sheets.

On April 11, 2016, the Company executed a Sale-Leaseback Arrangement, whereby the Company sold the building and real property located in South Windsor, Connecticut (the “Property”) for a purchase price of $1,700,000. The net proceeds from the sale of the property were applied to the amounts owed to PNC Bank ..

Simultaneous with the closing of the sale of the Property, the Company entered into a 15- year lease (the “Lease”) with the purchaser for the property. Base annual rent was approximately $155,000 for the first year and increases approximately 3% per year each year thereafter. The Lease granted the Company an option to renew the Lease for an additional period of five years. Pursuant to the terms of the Lease, the Company was required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The Lease also contained representations, warranties, obligations, conditions and indemnification provisions in favor of the purchaser and grants the purchaser remedied upon a breach of the Lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent.

On January 27, 2017, the Company entered into an agreement to sell the stock of AMK. Included in this agreement, the capital lease obligation for the building transferred to the purchaser of AMK. At December 31, 2016, the Company reclassified the capital asset and lease obligation to Assets Held for Sale and Liabilities Held for Sale, respectively. See Note 1 Subsequent Events for additional discussion regarding the sale of AMK. At December 31, 2016, the Company has excluded this lease commitment from the table above.

Loss Contingencies

During 2016, a number of actions were commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under a commercial lease through the end of its term, plus attorneys fees. The additional rent due through the end of the term is approximately $105,000. The litigation is in the discovery stage and the Company believes there is a meritorious defense to the claim or that the landlord can and will mitigate its future damages by finding a new tenant.

On January 18, 2017, REP B-2, LLC filed a petition for a warrant of eviction and a money judgment of approximately $56,000 against Air Industries Group arising from rent arrears on commercial space. On January 18, 2017, 360 Motor Parkway, LLC filed a petition for a warrant of eviction and a money judgment of approximately $12,000 against Air Industries Group arising from rent arrears on commercial space. Each proceeding has resulted in a stipulation of settlement providing monthly repayment schedules to bring those rent arrears current, the last of which are due on May 1, 2017, at which time the proceedings may be dismissed.

An employee of the Company commenced an action against, among others, Rechler Equity B-2, LLC and Air Industries Group, in the Supreme Court State of New York, Suffolk County, seeking compensation in an undetermined amount for injuries suffered while leaving the premises occupied by Welding Metallurgy, Inc. Rechler Equity B-2, LLC, has served a Third Party Complaint in this action against Air Industries Group, Inc. , and Welding Metallurgy, Inc. The action remains in the early pleading stage. The Company believes it is not liable to the employee and any amount it might have to pay would be covered by insurance.

Note 15 . INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2016	2015
Current
Federal	$-	$-
State	49,000	53,000
Prior year overaccruals
Federal	-	(123,000)
State	-	-
Total Expense (Benefit)	49,000	(70,000)
Deferred Tax Benefit	(4,962,000)	(216,000)
Valuation Allowance	7,025,000	-
Net Provision for (Benefit from) Income Taxes	$2,112,000	$(286,000)

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2016	2015
U. S. statutory income tax rate	34.00%	-34.00%
State taxes	1.50%	4.70%
Permanent differences, overaccruals and non-deductible items	0.08%	3.00%
Rate change and provision to return true-up	0.85%	-40.20%
Expired stock options	-0.15%	40.80%
Deferred tax valuation allowance	-51.64%	-
Total	-15.36%	-25.70%

The components of net deferred tax assets at December 31, 2016 and 2015 are set forth below:

	December 31,	December 31,
	2016	2015
Deferred tax assets
Current:
Net operating losses	$4,754,000	$462,000
Bad debts	413,000	336,000
Inventory - 263A adjustment	-	8,000
Accounts payable, accrued expenses and reserves	930,000	919,000
Total current deferred tax assets before valuation allowance	6,097,000	1,725,000
Valuation allowance	(6,097,000)	-
Total current deferred tax assets after valuation allowance	-	1,725,000

Non-current:
Section 1231 loss carry forward	4,000	4,000
Stock based compensation - options and restricted stock	164,000	79,000
Capitalized engineering costs	431,000	432,000
Deferred rent	468,000	410,000
Amortization - NTW Transaction	1,324,000	789,000
Inventory reserves	1,157,000	680,000
Deferred gain on sale of real estate	121,000	126,000
Other	160,000	257,000
Total non-current deferred tax assets before valuation allowance	3,829,000	2,777,000
Valuation allowance	(928,000)	(4,000)
Total non-current deferred tax assets after valuation allowance	2,901,000	2,773,000

Deferred tax liabilities:
Property and equipment	(2,595,000)	(2,091,000)
Amortization - NTW Goodwill	(33,000)	(13,000)
Amortization - AMK Goodwill	-	(18,000)
Amortization - Welding Transaction	(273,000)	(313,000)
Total non-current deferred tax liabilities	(2,901,000)	(2,435,000)

Net non current deferred tax asset	$-	$338,000

The Company had a capital loss carry forward from the sale of Sigma Metals, Inc., a former subsidiary of the Company, of $2,719,000 which expired in fiscal 2015.

During the year ended December 31, 2016, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2016 and 2015, the Company provided a valuation allowance on its deferred tax assets of $7,025,000 and $4,000, respectively.

At December 31, 2016 and 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2016 and 2015, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal and state tax authorities.

Note 16. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

Stock Options

On March 30, 2015, the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (“2015 Plan”) which was approved by affirmative vote of the Company’s stockholders on June 25, 2015. The Plan authorized the grant of rights with respect to up to 350,000 shares.

In June 2016, the Board of Directors adopted the Company’s 2016 Equity Incentive Plan (“2016 Plan”) which authorized the grant of rights with respect to up to 350,000 shares. The 2016 Plan was approved by affirmative vote of the Company’s stockholders on November 30, 2016.

During the year ended December 31, 2016, the Company granted options to purchase 100,000 shares of common stock to certain of its employees. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.73% to 2.04%; expected volatility factors of 31% to 59%; expected dividend yield of 0%; and estimated option term of 5 years.

During both of the years ended December 31, 2016 and 2015, the Board of Directors approved the issuance of 18,000 options, to non -employee members of the Company’s Board of Directors. These options vested quarterly as to 25% of the shares subject to the options, commencing June 2, 2016.

The Company recorded stock based compensation expense of $167,000 and $100,000 in its consolidated statement of operations for the years ended December 31, 2016 and 2015, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option- pricing model with the following assumptions for the years ended December 31:

	2016	2015
Risk-free interest rates	0.73% - 2.04%	1.31% - 1.49%
Expected life (in years)	5	5-6
Expected volatility	31%-59%	25%
Dividend yield	0.0%	5.9%

Weighted-average grant date fair value per share	$1.88	$1.10

The expected life is the number of years that the Company estimates, based upon history, that the options will be outstanding prior to exercise or forfeiture. Expected life is determined using the simplified method permitted by Staff Accounting Bulletin No. 107. In addition to the inputs referenced above regarding the option pricing model, the Company adjusts the stock-based compensation expense for estimated forfeiture rates that are revised prospectively according to forfeiture experience. The stock volatility factor is based on the New York Stock Exchange ARCA Defense Index. The Company did not use the volatility rate for its common stock as the Company determined that its common stock is thinly traded.

A summary of the status of the Company's stock options as of December 31, 2016 and 2015, and changes during the two years then ended are presented below.

		Wtd. Avg.
	Options	Exercise Price
Balance, December 31, 2014	528,539	9.01
Granted during the period	99,000	10.20
Exercised during the period	(46,473)	4.50
Terminated/Expired during the period	(16,724)	84.78
Balance, December 31, 2015	564,342	7.35
Granted during the period	128,000	5.28
Exercised during the period	(24,905)	2.95
Terminated/Expired during the period	(31,095)	8.47
Balance, December 31, 2016	636,342	$7.01

Exercisable at December 31, 2016	500,175	$6.77

The following table summarizes information about stock options at December 31, 2016:

	Remaining
Range of Exercise	Number	Wtd. Avg.	Wtd. Avg.
Prices	Outstanding	Life	Exercise Price
$0.00 - $5.00	202,694	1.81 years	$4.49
$5.01 - $20.00	433,648	2.90 years	8.19
$0.00 - $20.00	636,342	2.55 years	$7.01

As of December 31, 2016 , there was $243,833 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of three years.

The aggregate intrinsic value at December 31, 2016 was based on the Company's closing stock price of $3.15 was $-0- . The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the- money options exercisable as of December 31, 2016 was -0-.

The weighted average fair value of options granted during the years ended December 31, 2016 and 2015 was $1.88 and $1.10 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $34,050 and $169,626, respectively. The total fair value of shares vested during the years ended December 31, 2016 and 2015 was $63,830 and $33,845, respectively.

Warrants

The following tables summarize the Company's outstanding warrants as of December 31, 2016 and changes during the two years then ended:

		Wtd. Avg.
	Warrants	Exercise Price
Balance, December 31, 2014	164,585	7.85
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	-	-
Balance, December 31, 2015	164,585	7.85
Granted during the period	675,691	1.07
Exercised during the period	-	-
Terminated/Expired during the period	-	-
Balance, December 31, 2016	840,276	$5.13

Exercisable at December 31, 2016	165,618	$4.49

The fair values of warrants granted were estimated using the Black-Sholes option-pricing model with the following assumption for the years ended December 31:

	2016	2015
Risk-free interest rates	1.4%-2.04%	n/a
Expected life (in years)	5	n/a
Expected volatility	33%-59%	n/a
Dividend yield	0	n/a

Weighted-average grant date fair value per share	0.81-1.4	n/a

The following table summarizes information about warrants at December 31, 2016:

Range of Exercise Prices	Warrants	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0-$3.00	320,703	4.90 years	$3.00
$3.01-$5.00	110,556	4.60 years	$5.00
$5.01 - $6.15	244,432	4.50 years	$6.15
$6.30 - $11.25	164,585	1.14 years	$7.85
$3.00-$11.25	840,276	4.01 years	$5.13

Note 17 . RELATED PARTY TRANSACTIONS

Taglich Brothers, Inc. is a corporation co-founded by two of the directors of the Company. In addition, a third director of the Company is a vice president of Taglich Brothers, Inc.

As discussed in Notes 11 and 12, Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services. In addition , as discussed in Note 9, the principals of Taglich Brothers, Inc. have also invested in the Company through various debt and equity financings. Also see Note 1 under “Subsequent Events” for additional related party transactions subsequent to December 31, 2016.

Note 18. SEGMENT REPORTING

In accordance with FASB ASC 280, Segment Reporting (“ASC 280”), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures & Electronics which consists of WMI, WPI, MSI, Eur-Pac, ECC, and Compac beginning September 1, 2015 ; and Turbine Engine Components which consists of AMK and Sterling, beginning March 2015. Along with our operating subsidiaries, the Company reports the results of its corporate division as an independent segment.

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

	Year Ended December 31,
	2016	2015
COMPLEX MACHINING
Net Sales	$37,124,000	$42,356,000
Gross Profit	4,382,000	10,412,000
Pre Tax Income (Loss)	(5,432,000)	1,825,000
Assets	45,073,000	48,353,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	18,818,000	27,134,000
Gross Profit	2,489,000	6,553,000
Pre Tax Income (Loss)	(3,985,000)	386,000
Assets	19,843,000	20,229,000

TURBINE ENGINE COMPONENTS
Net Sales	10,973,000	10,952,000
Gross Profit	(151,000)	316,000
Pre Tax Income (Loss)	(4,084,000)	(3,329,000)
Assets	17,235,000	19,076,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Income (Loss)	(10,000)	-
Assets	649,000	592,000

CONSOLIDATED
Net Sales	66,915,000	80,442,000
Gross Profit	6,720,000	17,281,000
Pre Tax Income (Loss)	(13,511,000)	(1,118,000)
Provision for (Benefit from ) Income Taxes	2,112,000	(286,000)
Net (Loss) Income	(15,623,000)	(832,000)
Assets	82,800,000	88,250,000