Form 10-K/A
period 2016-12-31
AIR INDUSTRIES GROUP
filed 2017-04-21
CIK 1009891

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

Explanatory Note

This amendment is being filed to provide the XBRL presentation.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.  Description

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

Dated: April 21, 2017

AIR INDUSTRIES GROUP

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)