Form 10-K/A
period 2016-12-31
AIR INDUSTRIES GROUP
filed 2017-05-01
CIK 1009891

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

Explanatory Note

This amendment is being filed to include the information required by Part III of Form 10-K previously omitted pursuant to General Instruction G(3) to Form 10-K and certain exhibits.

AIR INDUSTRIES GROUP

FORM 10-K/A (Amendment No. 2)

For the Fiscal Year Ended December 31, 2016

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Our directors and executive officers are:

Name:	Age	Position
Peter D. Rettaliata	66	Acting President and CEO and Director
Michael E. Recca	66	Chief Financial Officer
Michael N. Taglich	51	Chairman of the Board
Seymour G. Siegel	74	Director
Robert F. Taglich	50	Director
David J. Buonnano	61	Director
Robert C. Schroeder	50	Director
Michael Brand	59	Director

Peter D. Rettaliata has been our Acting President and Chief Executive Officer since March 2, 2017, and has been a director of our company since 2005. He served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years. Professionally, Mr. Rettaliata has served as the Chairman of "ADDAPT", an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and the Harvard Business School where he completed the PMD Program. Mr. Rettaliata’s extensive experience in the aerospace industry and his knowledge of our operations qualify him to serve as a Director.

Michael E. Recca has been our Chief Financial Officer since October 1, 2016. Mr. Recca has been engaged by us since September 2008 in a variety of positions related to our capital finance and acquisition programs.  Most recently he served as Chief of Corporate Development & Capital Markets, a position in which he directed our acquisition program and coordinated with our lenders.  Mr. Recca received a Bachelor of Arts degree from the SUNY Stony Brook and an MBA from Columbia University.

Michael N. Taglich has been Chairman of our Board of Directors since September 22, 2008. He is Chairman and President of Taglich Brothers, Inc. ("Taglich Brothers"), a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro-cap companies. From 1987 to 1992, Mr. Taglich served as a Vice President at Weatherly Securities. He brings a broad depth and breadth of capital and business background to the Board, with extensive experience in exit strategies. Mr. Taglich is currently Chairman of the Board of SCOLR Pharma Inc, a publicly traded pharmaceutical company, and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a Director of Bridgeline Digital, Inc. and DecisionPoint Systems, Inc., each of which is a publicly traded company. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 securities licenses. Mr. Taglich’s extensive experience in the capital markets and his knowledge of the aerospace industry qualify him to serve as a Director.

Seymour G. Siegel has been a director of our company since 2005. A Certified Public Accountant no longer in practice, he was a principal emeritus at Rothstein Kass (now KPMG), an international firm of accountants and consultants until July 2014. Mr. Siegel was a founder of Siegel Rich & Co., CPAs, which eventually merged with what is now known as WeiserMazars LLP, where he was a senior partner until January 1995, when he sold his interest in the firm and co-founded a business advisory firm which later became a part of Rothstein Kass. In addition to serving as a Director and Chairman of the Audit Committees of our Board, Mr. Siegel also serves as a Director and Chairman of the Audit Committee of Root 9B Technologies Inc.  Mr. Siegel received his Bachelor of Business Administration from the Bernard M. Baruch School of the City College of New York. Mr. Siegel’s extensive knowledge and experience in accounting matters and familiarity with the issues of manufacturing businesses qualify him to serve as a Director.

Robert F. Taglich has been a director of our company since 2008. He is a Managing Director of Taglich Brothers, which he co-founded in 1992. Prior to founding Taglich Brothers, Mr. Taglich was a Vice President at Weatherly Securities. Mr. Taglich has served in various positions in the brokerage securities industry for the past 25 years. Mr. Taglich is a Director of Bridgeline Digital, Inc., a publicly traded company He also serves on the board of privately held BioVentrix, Inc., a medical device company whose products are directed at heart failure. Mr. Taglich holds a Bachelor’s degree from New York University. Mr. Taglich’s extensive experience in the capital markets and his knowledge of the aerospace industry qualify him to serve as a Director.

David J. Buonanno has been a director of our company since 2008. He is the Founder and President of Buonanno Enterprises Consulting, providing strategic management, supply chain/operations and recruitment services to aerospace and defense industry clients. He is a member of the Executive Advisory Board of Bridgeways, Inc. and the Advisory Board of Alken Industries, Inc. Mr. Buonanno has extensive experience in manufacturing, supply management and operations. He was employed by Sikorsky Aircraft, Inc., a subsidiary of United Technologies Corporation, as Vice President, Supply Management and International Offset (from January 1997 to July 2006) and as Director, Systems Subcontracts (from November 1992 to January 1997). From May 1987 to November 1992, he was employed by General Electric Company serving as Operations Manager and Manager, Program Materials Management of GE’s Astro-Space Division. From June 1977 to May 1987, he was employed by RCA and affiliated companies. Mr. Buonanno attended Lehigh University College of Electrical Engineering and holds a B.S. in Business Administration from Rutgers University. He completed the Program for Management Development at Harvard Business School in 1996.  Mr. Buonanno’s extensive experience in the aerospace and defense industries and familiarity with the operations of companies in the industry qualify him to serve as a Director.

Robert C. Schroeder has been a director of our company since 2008. He is Vice President - Investment Banking of Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Mr. Schroeder joined Taglich Brothers in April 1993 as an Equity Analyst publishing sell-side research. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder also serves as a director of the following publicly traded companies: DecisionPoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions, and Intellinetics, Inc., a provider of cloud-based enterprise content management solutions. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts. Mr. Schroeder’s extensive experience in the capital markets qualify him to serve as a Director.

Michael Brand has been a director of our company since 2012, and since March 2017 has served as a consultant to our company focused on day to day production issues, scheduling of the products to be manufactured and related operational issues such as the maintenance of appropriate inventory levels. He was the President of Goodrich Landing Gear, a unit of Goodrich Corporation, from July 2005 to June 2012. Prior to joining Goodrich for over 25 years he held senior management positions in the Aerospace industry. He began his career at General Electric Corporation and rose to senior management in its jet engine manufacturing operations. Mr. Brand is a graduate of Clarkson University, with advanced degrees and certificates from Xavier University and the Wharton School. Mr. Brand’s extensive experience in the aerospace and defense industries and familiarity with the operations of companies in the industry qualify him to serve as a Director.

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

Information Concerning the Board of Directors

Board Leadership Structure and Risk Oversight

The Board does not have a policy requiring separation of the roles of Chief Executive Officer and Chairman of the Board. Nevertheless, Michael N. Taglich is Chairman of the Board and Peter D. Rettaliata is Acting Chief Executive Officer of the Company.

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2016.

DIRECTOR COMPENSATION
				Non-Equity	Non-Qualified
	Fees Earned	Stock		Incentive Plan	Deferred	All Other
	or Paid in	Awards	Option	Compensation	Compensation	Compensation
Name	Cash ($)	($)	Awards ($)	($)	Earnings ($)	($)	Total ($)

Michael N. Taglich	$57,500	-	$1,276	-	-	-	$58,776
Robert F. Taglich	$57,500	-	$1,276	-	-	-	$58,776
Robert Schroeder	$30,999	-	$1,276	-	-	-	$32,275
David Buonanno	$31,607	-	$1,276	-	-	-	$32,883
Seymour G. Siegel	$44,968	-	$1,276	-	-	-	$46,244
Michael Brand	$30,999	-	$1,276	-	-		$32,275
Peter D. Rettaliata	$50,003		$-	-	-	-	$50,003

Board Meetings; Committees and Membership

The Board of Directors held four meetings during the fiscal year ended December 31, 2016 (“fiscal 2016”). During fiscal 2016, each of the directors then in office attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

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

Our Audit Committee is responsible for preparing reports, statements and charters of audit committees required by the federal securities laws, as well as:

•

overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;

•	overseeing and monitoring our independent registered public accounting firm's qualifications, independence and performance;

•	providing the Board with the results of its monitoring and its recommendations; and

•	providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

Compensation Committee. Our Compensation Committee is composed of Messrs. Siegel, Buonanno and Brand. The Compensation Committee is responsible for:

•	establishing the Company’s general compensation policy, in consultation with the Company’s senior management, and overseeing the development and implementation of compensation programs;

•

reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and determining the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate;

•	reviewing and approving the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company.

•

overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans;

•

approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options;

•

in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives;

•	reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of the Company; and

•	preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

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

Executive Compensation Table

						Non-equity	Nonqualified
						Incentive	deferred
				Stock	Option	Plan	compensation	All other
Name and principal Position	Year	Salary	Bonus	awards	awards	Information	earnings	compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
Daniel R. Godin (1)	2016	250,000	-	-	-	-	-	$9,600	(3)	$259,600
President and CEO	2015	254,807	125,000					9,600	(3)	389,407
Marianne Giglio (2)	2016	126,396	-	-	-	-	-	$4,500	(3)	$130,896
Chief Accounting Officer

(1) Mr. Godin resigned as our President and CEO effective as of March 24, 2016.

(2) Ms. Giglio joined our company on March 7, 2016, became our Chief Accounting Officer on April 22, 2016 and served in that capacity until October 1, 2016.

(3) Represents car allowance.

None of our executive officers or key employees named in the above table has an employment agreement providing for a fixed term of employment. All are employees at will terminable at any time without any severance, other than that payable to employees generally.

Peter D. Rettaliata receives $50,000 per annum for serving as a director of, and consultant to, our company. We have not yet reached agreement on the compensation he is to receive for serving as our Acting President and Chief Executive Officer.

Michael Recca, our Chief Financial Officer, receives a salary of $200,000 per annum.

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

During the years ended December 31, 2016 and 2015, less than 1% of the total compensation paid to employees was paid in performance-based compensation, including commissions and bonuses.

Equity Awards – 2016

We did not grant any equity awards in the form of shares to any of the named Executive Officers during 2016 and consequently have the table which would have described such awards.

Outstanding Equity Awards at 2016 Year-End

The following table shows certain information regarding outstanding equity awards held by our named Executive Officers as of December 31, 2016.

Option Awards					Stock Awards
Equity Incentive
	Number of	Number of			Plan Awards:	Equity Incentive Plan
	Securities	Securities			Number of	Awards: Market or
	Underlying	Underlying			Unearned Shares,	Payout Value of
	Unexercised	Unexercised	Option	Option	Units or Other	Unearned Shares,
	Options (#)	Options (#)	Exercise	Expiration	Rights That Have	Units or Other Rights
Name	Exercisable	Unexercisable	Price ($)	Date	Not Vested (#)	That Have Not Vested

Daniel R. Godin	120,000	-	$10.12	11/30/2021	-	-
Marianne Giglio	-	-	-	-	-	-

Equity Incentive Plans

We have three equity incentive plans, the 2016 Equity Incentive Plan (“the “2016 Plan”), which our Board of Directors adopted in June 2016 and our stockholders approved on November 30, 2016, the 2015 Equity Incentive Plan (the “2015 Plan”), which our Board of Directors adopted in March 2015 and our stockholders approved in June 2015, and the 2013 Equity Incentive Plan (the “2013 Plan”), which our Board of Directors adopted in May 2013 and our stockholders approved in July 2013.   The Plans are virtually identical, except that the 2016 Plan and the 2015 Plan authorized the issuance of 350,000 shares of Common Stock and the 2013 Plan authorized the issuance of 600,000 shares. As of December 31, 2016, options to purchase 138,000 shares have been granted and remain outstanding under the 2015 Plan, and 212,000 shares remained available for grant, and options to purchase 564,342 shares remain outstanding and no shares remained available for issuance under the 2013 Plan. No stock awards have been made or options granted under the 2016 Plan. The Plans permit the Company to grant stock awards and non-qualified and incentive stock options to employees, directors and consultants. The Plans are administered by the Compensation Committee of the Board and each has a term of ten years from the date it was adopted by the Board.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our Series A Preferred Stock and our Common Stock as of March 15, 2017, by (i) each person known by us to own beneficially more than 5% of our outstanding Series A Preferred Stock or Common Stock, (ii) each of our directors, (iii) our chief executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March 15, 2017 we had outstanding 1,247,668 shares of our Series A Preferred Stock and of 7,650,165 shares of our Common Stock. Each share of Series A Preferred Stock is convertible into 2.0325 shares of Common Stock and holders of Series A Preferred Stock vote together with holders of Common Stock as a single class, except on certain matters specified in the Certificate of Designation authorizing the issuance of the Series A Preferred Stock and as required under applicable law, with holders of Series A Preferred Stock entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock owned of record by such shareholder could have been converted on the Record Date (2.0325 times the number of shares of Series A Preferred Stock owned of record) and each share of Common Stock entitled to one vote. Except as stated in the table, the address of the holder is c/o our company, 360 Motor Parkway, Suite 100, Hauppauge, New York 11788.

	Number of Shares				Percent of Class
Name	Series A Preferred		Common		Series A Preferred	Common
Directors and Executive Officers:

Michael N. Taglich	288,162		1,999,427	(1)	23.10%	21.60%
Robert F. Taglich	101,876	(2)	1,356,310	(3)	8.17%	16.12%
Peter D. Rettaliata	0		67,035	(4)	—	*
Seymour G. Siegel	0		19,039	(5)	—	*
David Buonanno	2,696		26,346	(6)	*	*
Robert Schroeder	0		142,212	(7)	—	1.84%
Michael Brand	0		15,250 (8)		—	*
Daniel Godin, President and CEO(9)	0		0 (9)		—	—

All Directors and Executive Officers as a group (8 persons)	392,734		3,571,280	(10)	31.48%	35.04%

___

* Less than 1%

(1) Includes 30,736 shares owned by Taglich Brothers, Inc. and other entities controlled by Mr. Taglich, 585,689 shares he may acquire upon conversion of the Series A Preferred Stock, 698,891 shares he may acquire upon conversion of 8% Notes (including 138,244 shares that may be acquired by Taglich Brothers, Inc. upon conversion of 8% Notes), 308,364 shares he may acquire upon exercise of warrants (including 17,385 shares which may be acquired by Taglich Brothers, Inc. upon exercise of warrants) and 15,250 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2) Includes 6,478 shares owned as custodian for his children.

(3) Includes 30,736 shares owned by Taglich Brothers, Inc. and other entities controlled by Mr. Taglich, 207,077 shares he may acquire upon conversion of the Series A Preferred Stock (13,154 of which are owned as custodian for his children), 359,103 shares he may acquire upon conversion of 8% Notes (including 138,244 shares that may be acquired by Taglich Brothers, Inc. upon conversion of 8% Notes), 184,516 shares he may acquire upon exercise of warrants (including 17,385 shares which may be acquired by Taglich Brothers, Inc. upon exercise of warrants and 2,436 owned as custodian for his children) and 15,250 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(4) Includes 64,216 shares he may acquire upon exercise of options exercisable within 60 days.

(5) Includes 15,250 shares he may acquire upon exercise of options exercisable within 60 days.

(6) Includes 5,480 shares he my acquire upon conversion of Series A Preferred Stock, 1,016 shares he may acquire upon exercise of warrants and 15,250 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(7) Includes 75,283 shares he may acquire upon exercise of warrants and 15,250 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(8) Represents shares he may acquire upon exercise of options exercisable within 60 days.

(9) Mr. Godin resigned as President and CEO effective March 24, 2017. Options to purchase 100,000 shares of Common Stock expired unexercised as of that date.

(10) Includes 798,246 shares that may be acquired upon conversion of Series A Preferred Stock, 919,750 shares that may be acquired upon conversion of 8% Notes, 551,794 shares that may be acquired upon exercise of warrants and 272,492 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions and Director Independence

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

From time to time when needed, we have borrowed funds from Michael Taglich and Robert Taglich, directors and principal stockholders of our company, as discussed below. In addition, as discussed below, Taglich Brothers, Inc. (“Taglich Brothers”), of which Michael Taglich and Robert Taglich are the principals, has acted as placement agent for offerings of our securities and provided us with other investment banking and advisory services.

On January 1, 2014, we entered into a Capital Market Advisory Agreement with Taglich Brothers pursuant to which Taglich Brothers provided us, on a non-exclusive basis, business advisory services for a monthly fee of $7,000 and a warrant to purchase 10,000 shares of our common stock at an exercise price of $8.72 per share. This agreement renewed annually until terminated in October 2016. We paid Taglich Brothers $1,500 per month for posting its research reports on our company on its website pursuant to a research distribution agreement, or a total of $18,000 for each of 2014 and 2015 and $9,000 for 2016.

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

On September 8, 2015, we borrowed $350,000 from Michael Taglich and issued our promissory note in the principal amount of $350,000 to evidence our obligation to repay that indebtedness. The note bore interest at the rate of 4% per annum and was payable on September 7, 2016.

On April 8, 2016, we borrowed $350,000 from each of Michael N. Taglich and Robert F. Taglich and issued our promissory notes in the principal amount of $350,000 to evidence our obligation to repay that indebtedness. The notes bore interest at the rate of 7% per annum and were payable on June 30, 2016, or earlier upon our receipt of proceeds from the sale of our equity securities in the aggregate amount of $1,000,000.

On May 6, 2016, we borrowed $400,000 from Michael N. Taglich and $300,000 from Robert F. Taglich and issued our promissory notes in the principal amount of $400,000 to Michael N. Taglich and $300,000 to Robert F. Taglich to evidence our obligation to repay that indebtedness. The notes bore interest at the rate of 7% per annum and were payable on June 30, 2016, or earlier upon our receipt of proceeds from the sale of our equity securities in the aggregate amount of $2,000,000.

On May 26, 2016, we issued 110,000 shares of our Series A Preferred Stock to Michael Taglich and 65,000 shares of our Series A Preferred Stock to Robert Taglich upon surrender of the aforementioned promissory notes in connection with the private placement of 700,000 shares of our Series A Preferred Stock, for which Taglich Brothers acted as co-placement agent.

As compensation for its services as co-placement agent for the private placement of our Series A Preferred Stock completed in June 2016, we paid Taglich Brothers a fee of $326,000 and issued to Taglich Brothers five-year warrants to purchase 56,910 shares of common stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

In August 2016, we issued two promissory notes to Michael Taglich in principal amounts of $500,000 and $1,000,000, respectively.  The notes bore interest at the rate of 7% per annum.  The principal and interest were payable on December 31, 2016, or earlier upon our receipt of proceeds from the sale of our equity securities in the aggregate amount of $2,000,000.

On August 19, 2016, we issued to Michael Taglich our 12% Subordinated Convertible Note due December 31, 2017 in the principal amount of $1,520,713, together with warrants to purchase 61,817 shares of Common Stock, upon surrender for cancellation of promissory notes in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,713. In addition, we issued to Robert Taglich our 12% Subordinated Convertible Note due December 31, 2017 in the principal amount of $4,373, together with warrants to purchase 177 shares of Common Stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

As compensation for its services as placement agent for the private placement in August 2016 of our 12% Subordinated Convertible Notes due December 31, 2017 (the “12% Notes”), we paid Taglich Brothers a fee of $295,400 and issued to Taglich Brothers five-year warrants to purchase 68,617 shares of Common Stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

On November 23, 2016, we issued and sold to Michael Taglich and Robert Taglich our 8% Subordinated Convertible Notes due November 31, 2018 (the “2018 Notes’) in the principal amounts of $1,000,000 and $100,000, respectively, together with five-year warrants to purchase 88,889 and 8,889 shares of Common Stock, respectively, for a purchase price of $1,000,000 and $100,000, respectively. The 2018 Notes have a conversion price of $2.25 per share and the warrants have an exercise price of $3.00 per share. The conversion price of the 2018 Notes and the exercise price of the warrants, as well as the number of shares issuable upon conversion of the 2018 Notes and the exercise of the warrants, are subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants may be exercised until November 30, 2021 and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

As compensation for its services as placement agent for the private placement in November 2016 of the 2018 Notes, we issued to Taglich Brothers, in lieu of cash payment of sales commissions, 2018 Notes in the principal amount of $112,000. We also issued to Taglich Brothers a five-year warrant to purchase 62,222 shares of Common Stock. The warrants may be exercised until November 30, 2021, have an exercise price of $3.00, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

On December 22, 2016, we issued and sold to Michael Taglich and Robert Taglich 2018 Notes in the principal amounts of $300,000 and $200,000, respectively, together with warrants to purchase 22,815 shares and 15,209 shares, respectively, of Common Stock for a purchase price of $$300,000 and $200,000, respectively. The outstanding principal amount plus accrued interest on the 2018 Notes are convertible at the option of the holder into shares of Common Stock at an initial conversion price of $2.63, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants may be exercised until November 30, 2021 and have an exercise price of $3.00 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

As compensation for its services as placement agent for the private placement in December 2016 of the 2018 Notes, we issued to Taglich Brothers, in lieu of cash payment of sales commissions, 2018 Notes in the principal amount of $94,000. We also issued to Taglich Brothers five-year placement agent warrants to purchase 44,677 shares of Common Stock at an exercise price pf $3.00 per share and having the same terms as the warrants issued to purchasers of the 2018 Notes in the December 2016 private placement.

On February 7, 2017, we issued and sold to Robert Taglich our 8% Subordinated Convertible Notes due January 31, 2019 in the principal amount of $250,000 (one of a series of our 8% Subordinated Convertible Notes due January 31, 2019, hereinafter referred to as the “2019 Notes”), together with a five year warrant to purchase 19,230 shares of Common Stock for a purchase price of $250,000. The 2019 Note issued to Robert Taglich has a conversion price of $3.71 per share, and the warrant issued to Robert Taglich has an exercise price of $3.71 per share. The conversion price of the 2019 Notes and the exercise price of the warrants, as well as the number of shares issuable upon conversion of the 2019 Notes and the exercise of the warrants, are subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants may be exercised until January 31, 2022 and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

As compensation for its services as placement agent for the private placement in February 2017 of the 2019 Notes, we issued to Taglich Brothers, in lieu of cash payment of sales commissions, 2019 Notes in the principal amount of $80,000 (of which a 2019 Note in the principal amount of $20,000 has a conversion price of $3.71 per share and a 2019 Note in the principal amount of $60,000 has a conversion price of $3.25 per share). We also issued to Taglich Brothers five-year placement agent warrants to purchase 44,677 shares of Common Stock at an exercise price of $4.45 per share having the same terms as the warrants issued to purchasers of the 2019 Notes in the February 2019 private placement.

On March 8, 2017, we issued and sold to Robert Taglich a 2019 Note in the principal amount of $100,000, together with a five year warrant to purchase 7,692 shares of Common Stock for a purchase price of $100,000. The 2019 Note issued to Robert Taglich has a conversion price of $3.30 per share, and the warrant issued to Robert Taglich has an exercise price of $3.30 per share. The conversion price of the 2019 Notes and the exercise price of the warrants, as well as the number of shares issuable upon conversion of the 2019 Notes and the exercise of the warrants, are subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants may be exercised until January 31, 2022 and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

As compensation for its services as placement agent for the private placement in March 2017 of the 2019 Notes, we issued to Taglich Brothers, in lieu of cash payment of sales commissions, 2019 Notes in the principal amount of $96,000 (of which a 2019 Note in the principal amount of $44,000 has a conversion price of $3.30 per share, a 2019 Note in the principal amount of $43,600 has a conversion price of $3.78 per share and a 2019 Note in the principal amount of $8,000 has a conversion price of $3.25 per share) and five-year warrants to purchase a total of 7,385 shares of Common Stock (of which warrants to purchase 3,416 shares have an exercise price of $3.30 per share, warrants to purchase 2,354 shares have an exercise price of $3.78 and warrants to purchase 615 shares have an exercise price of $4.00). We also issued to Taglich Brothers placement agent warrants to purchase a total of 36,877 shares of Common Stock, of which warrants to purchase 17,030 shares have an exercise price of $3.30 per share, warrants to purchase 16,770 shares have an exercise price of $3.78 and warrants to purchase 3,077 shares have an exercise price of $4.00, and having the same terms as the warrants issued to purchasers of the 2019 Notes in the March 2019 private placement.

Taglich Brothers or its affiliates may in the future provide investment banking, commercial banking and/or other services to us from time to time, for which they may in the future receive customary fees and expenses.

On March 17, 2017, we borrowed $200,000 and $300,000 from each of Michael N. Taglich and Robert F. Taglich, respectively, and issued our promissory notes in the principal amounts of $200,000 and $300,000 to Michael N. Taglich and Robert F. Taglich, respectively, to evidence our obligation to repay that indebtedness. The notes bear interest at the rate of 7% per annum and are payable on September 17, 2017. Michael and Robert Taglich have the option to convert the unpaid principal amount and accrued interest on the promissory notes into shares of common stock or other securities of our company which we may offer and sell in a public or private financing (each a “Financing”), on the same terms and conditions as are offered to purchasers in such Financing, or, if more favorable to us, on such other terms as may be required under the rules of the NYSE MKT, which option they must exercise by notice to us within three business days following the completion of such Financing. Upon completion of a Financing, upon notice to Michael and Robert Taglich, we have the right to convert the unpaid principal amount of those promissory notes and accrued interest thereon into shares of common stock or other of our securities sold in the Financing on the same terms and conditions as are offered to purchasers in the Financing, or if more favorable to us, on such other terms as may be required under the rules of the NYSE MKT, which right we must exercise within three business days following the completion of such Financing.

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

During fiscal year 2016 and fiscal year 2015, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2016	2015

Audit Fees (1)	$550,000	$405,000
Audit Related Fees (2)	208,000	33,370
Tax Fees (3)	92,000	97,670

	$850,000	$536,040

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

Exhibit No.	Description

3.3	Certificate of Amendment filed November 30, 2016 increasing number of authorized shares of preferred stock and Series A Preferred Stock.

10.73	Promissory note dated March 17, 2017 in the principal amount of $200,000 payable to Michael Taglich.

10.74	Promissory note dated March 17, 2017 in the principal amount of $300,000 payable to Robert Taglich

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2017

AIR INDUSTRIES GROUP

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

18