Form 10-Q
period 2017-03-31
AIR INDUSTRIES GROUP
filed 2017-05-30
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2017, the registrant had outstanding 7,651,945 shares of common stock.

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

Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$1,043,000	$1,304,000
Accounts Receivable, Net of Allowance for Doubtful
Accounts of $672,000 and $756,000, respectively	7,486,000	8,050,000
Inventory	38,132,000	39,851,000
Prepaid Expenses and Other Current Assets	659,000	557,000
Prepaid Taxes	231,000	409,000
Assets Held for Sale, Net	—	6,050,000
Total Current Assets	47,551,000	56,221,000

Property and Equipment, Net	11,580,000	12,219,000
Capitalized Engineering Costs - Net of Accumulated
Amortization of $5,038,000 and $4,957,000, respectively	1,791,000	1,627,000
Deferred Financing Costs, Net, Deposits	1,372,000	1,096,000
Intangible Assets, Net	1,450,000	1,754,000
Goodwill	9,883,000	9,883,000

TOTAL ASSETS	$73,627,000	$82,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$26,496,000	$32,913,000
Notes Payable - Related Party - Current Portion	1,846,000	1,086,000
Accounts Payable and Accrued Expenses	15,333,000	16,160,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	722,000	946,000
Liabilities Directly Associated with Assets Held for Sale	—	2,155,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	44,455,000	53,318,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations -
Net of Current Portion	2,644,000	2,971,000
Deferred Gain on Sale - Net of Current Portion	323,000	333,000
Deferred Rent	1,294,000	1,288,000
TOTAL LIABILITIES	$48,716,000	$57,910,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - Par Value $.001 - Authorized 3,000,000 shares:
Shares Designated as Series A Convertible Preferred Stock, Par Value $.001, Authorized 2,000,000 shares, 1,247,668 shares and 1,202,548 shares Issued and Outstanding at March 31, 2017 and December 31, 2016, respectively, Aggregate liquidation preference $12,476,680 and $12,025,480, respectively	1,000	1,000

Common Stock - Par Value $. 001 - Authorized
25,000,000 Shares, 7,626,945 and
7,651,945 Shares Issued and Outstanding as of
March 31, 2017 and December 31, 2016, respectively	7,000	7,000
Additional Paid-In Capital	57,038,000	55,862,000
Accumulated Deficit	(32,135,000)	(30,980,000)
TOTAL STOCKHOLDERS' EQUITY	24,911,000	24,890,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,627,000	$82,800,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations for the Three Months Ended March 31,

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net Sales	$16,153,000	$15,184,000

Cost of Sales	13,451,000	12,363,000

Gross Profit	2,702,000	2,821,000

Operating Expenses	3,221,00	4,412,000

Loss from Operations	(519,000)	(1,591,000)

Interest and Financing Costs	(893,000)	(505,000)

Gain on Sale of Subsidiary	451,000	—

Other (Expense) Income, Net	(193,000)	10,000

Loss before Income Taxes	(1,154,000)	(2,086,000)

Benefit from Income Taxes	—	656,000

Net Loss	$(1,154,000)	$(1,430,000)

Loss per share - basic	$(0.15)	$(0.19)

Loss per share - diluted	$(0.15)	$(0.19)

Weighted average shares outstanding - basic	7,650,165	7,584,765

Weighted average shares outstanding - diluted	7,650,165	7,584,765

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,154,000)	$(1,430,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation of property and equipment	728,000	904,000
Amortization of intangible assets	304,000	320,000
Amortization of capitalized engineering costs	81,000	105,000
Bad debt recoveries	(14,000)	—
Non-cash compensation expense/(forfeiture of unamortized stock compensation)	(73,000)	27,000
Amortization of deferred financing costs	55,000	170,000
Deferred gain on sale of real estate	(10,000)	(10,000)
Gain on sale of subsidiary	(451,000)	—
Deferred income taxes	—	(691,000)
Amortization of convertible notes payable	176,000	—

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	578,000	3,850,000
Inventory	1,719,000	(3,826,000)
Prepaid expenses and other current assets	(102,000)	139,000
Prepaid taxes	178,000	—
Deposits and other assets	(276,000)	35,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(621,000)	941,000
Deferred rent	6,000	3,000
Deferred revenue	(224,000)	352,000
Income taxes payable	—	11,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	900,000	900,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(245,000)	(212,000)
Purchase of property and equipment	(89,000)	(355,000)
Proceeds from sale of subsidiary	4,260,000	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,926,000	(567,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(5,545,000)	458,000
Payments of note payable - term loans	(2,069,000)	(563,000)
Capital lease obligations	(173,000)	(313,000)
Proceeds from notes payable issuances - related party	850,000	—
Proceeds from notes payable issuances	1,850,000	—
Deferred financing costs	—	(75,000)
NET NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,087,000)	(493,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(261,000)	(160,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,304,000	529,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,043,000	$369,000

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31 (Continued)

(Unaudited)

	2017	2016

Supplemental cash flow information
Cash paid during the period for interest	$643,000	$505,000
Cash paid during the period for income taxes	$—	$13,000

Supplemental disclosure of non-cash transactions

Issuance of Convertible notes payable - related party	$382,000	$—

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. ("Decimal"), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), until sold in January 2017, Air Realty Group, LLC ("Air Realty"), The Sterling Engineering Corporation ("Sterling"), and Compac Development Corporation (“Compac”), (together, the “Company”).

Going Concern

The Company suffered net losses from operations of $519,000 and $10,789,000 and a net loss of $1,154,000 and $15,623,000, respectively, for the three months ended March 31, 2017, and the year ended December 31, 2016. The Company also had negative cash flows from operations for the year ended December 31, 2016. In addition, in 2015 the Company ceased paying dividends on its common stock and in 2016 it disposed of the real estate on which one of its operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of its operating subsidiaries to raise funds for operations. During the year ended December 31, 2016, and subsequent thereto, the Company has had to sell its debt and equity securities to secure funds to operate its business. Since September 2016 the Company has been issuing additional shares of its Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on its outstanding shares of Series A Convertible Preferred Stock and since February 2017 it has issued additional convertible notes in lieu of cash payment of accrued interest on its outstanding convertible notes. Furthermore, as of March 31, 2017, the Company was not in compliance with its debt covenants under the Company's loan facility with PNC Bank.

The continuation of the Company's business is dependent upon future issuances of equity or other financing to fund ongoing operations. Management of the Company plans to obtain additional financing during the second quarter and the remainder of 2017 through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in dilution to the Company's existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

Reclassifications

Certain account balances in 2016 have been reclassified to conform to the current period presentation.

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers and upon the merger of Miller-Stuart into Welding, is a manufacturer of aerospace components specializing in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Decimal is a manufacturer of aerospace components specializing in welded and brazed chassis structures housing electronics in aircraft whose customers include major aircraft component suppliers. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. Sterling manufactures components for aircraft and ground turbine engines. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components. The Company’s customers are primarily publicly traded companies in the aerospace and other industries.

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 85% of the inventory value at March 31, 2017 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at March 31, 2017 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company valued inventory at December 31, 2016 at the lower of cost on a first-in-first-out basis or market.

	March 31, 2017	December 31, 2016
	(Unaudited)
Raw Materials	$7,358,000	$7,031,000
Work in Process	20,939,000	25,635,000
Finished Goods	14,454,000	11,751,000
Inventory Reserve	(4,619,000)	(4,566,000)
Total Inventory	$38,132,000	$39,851,000

Credit and Concentration Risks

There were four customers that represented 60.5% and 58.4% of total sales for the three months ended March 31, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2017	2016
	(Unaudited)	(Unaudited)
1	16.6	23.2
2	17.1	12.7
3	14.1	11.9
4	12.7	10.6

There were three customers that represented 41.8% of gross accounts receivable and one customer that represented 19.9% of gross accounts receivable at March 31, 2017 and December 31, 2016, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March	December
	2017	2016
	(Unaudited)
1	19.1	19.9
2	12.1	*
3	10.6	*
4	*	*

* Customer was less than 10% of Gross Accounts Receivable at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017 and 2016, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Weighted average shares outstanding used
to compute basic earnings per share	7,650,165	7,584,765
Effect of dilutive stock options and
warrants	—	—
Weighted average shares outstanding and
dilutive securities used to compute dilutive
earnings per share	7,650,165	7,584,765

The following table sets forth shares issuable upon conversion or exercise of Convertible Preferred Stock, options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Stock Options	513,000	252,000
Warrants	520,000	56,800
	1,033,000	308,800

The following table sets forth options and warrants which were excluded from the diluted per share calculation for the three months ended March 31, 2017 even though the exercise price was less than the average market price of the common shares and unvested restricted stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	2,517,013	—
Stock Options	3,000	312,342
Warrants	321,000	107,785
Unvested Restricted Stock	—	27,000
	2,841,033	447,127

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $(73,000) and $27,000 for the three months ended March 31, 2017 and 2016, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $9,883,000 at March 31, 2017 and December 31, 2016 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-Pac ($1,656,000), ECC ($109,000), Sterling ($4,540,000) and Compac ($560,000). Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2017.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”).The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-02 to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment” (“ASU 2016-09”). ASU 2016-09 is part of the FASB Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU during the first quarter of 2017, and the adoption did not materially impact its consolidated financial statements.

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

On May 2, and May 10, 2017, we borrowed an aggregate of $750,000 from each of Michael Taglich and Robert Taglich. The two loans totaled $1,500,000.

On May 12, 2017, we issued and sold to seven accredited investors, including Michael Taglich and Robert Taglich, an aggregate of $3,089,186 principal amount of our Subordinated Convertible Notes due May 12, 2018 (the “Bridge Notes”), together with warrants to purchase a total of 372,191 shares of common stock, for a total purchase price of $2,999,198, resulting in gross proceeds of $1,495,870, net of the cancellation of $1,503,328 of indebtedness we owed to Michael Taglich and Robert Taglich for working capital advances made on May 2 and 10, 2017 together with accrued interest.

On May 19, 2017 we issued and sold to ten accredited investors, including a partnership in which Michael Taglich and Robert Taglich are partners, an aggregate of $1,069,438 principal amount of Bridge Notes, together with warrants to purchase a total of 128,848 shares of common stock, for a total purchase price of $1,038,286. The Bridge Notes and warrants are substantially identical to those sold by the Company on May 12, 2017.

The Bridge Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the Bridge Notes purchased. The principal amount of each Bridge Note will be increased by 2% for each 30 days it remains outstanding commencing August 1, 2017. Upon the occurrence of, and during the continuance of an Event of Default (as defined in the Bridge Notes), the Bridge Notes will accrue late interest at the rate of 10% per annum. Payment of the principal and accrued interest, if any, on the Bridge Notes is junior and subordinate in right of payment to the Company’s indebtedness under the Loan Agreement.

The principal amount, together with accrued interest, if any (together, the “Conversion Amount”), of the Bridge Notes are convertible into shares of common stock until November 12, 2017 at an initial conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the Bridge Notes) of the common stock during the five consecutive trading day period ending on the trading immediately preceding the day of a request by the holder for conversion of the Bridge Note. The Company has the right to redeem all, or a portion of (on a pro rata basis), the Bridge Notes upon three trading days to the holders. Subject to the subordination provisions of the Bridge Notes, holders of the Bridge Notes have the right to request the redemption of their Notes at any time, and following an Event of Default or in advance of a Change of Control (as defined in the Bridge Notes).

The warrants are exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In addition, the exercise price of the warrants will be reset, if a lower exercise price would result, (x) to the public offering price of the shares of common stock sold in this offering or (y) the Weighted Average Price (as defined) of the common stock on the first date on which none of the Notes are outstanding, whichever event first occurs.

Taglich Brothers, Inc. and another third party entity acted as placement agents in connection with the sale of the Bridge Notes and warrants for which they are to be paid a fee of $191,155.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,672,000	1,650,000	31.5 years
Machinery and Equipment	14,062,000	14,032,000	5 - 8 years
Capital Lease Machinery and Equipment	5,573,000	5,573,000	3 - 5 years
Tools and Instruments	7,554,000	7,520,000	1.5 - 7 years
Automotive Equipment	195,000	195,000	5 years
Furniture and Fixtures	438,000	438,000	5 - 8 years
Leasehold Improvements	969,000	966,000	Term of Lease
Computers and Software	519,000	519,000	4 - 6 years
Total Property and Equipment	31,282,000	31,193,000
Less: Accumulated Depreciation	(19,702,000)	(18,974,000)
Property and Equipment, net	$11,580,000	$12,219,000

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $768,000 and $904,000, respectively.

Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2017 and 2016. Accumulated depreciation on these assets was approximately $2,630,000 and $2,320,000 as of March 31, 2017 and December 31, 2016, respectively.

Note 4. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Customer Relationships	6,115,000	$6,115,000	5 to 14 years
Trade Names	970,000	970,000	15 to 20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	150,000	5 years
Professional Certifications	15,000	15,000	.25 to2 years
Total Intangible Assets	7,910,000	7,910,000
Less: Accumulated Amortization	(6,460,000)	(6,156,000)
Intangible Assets, net	$1,450,000	$1,754,000

Amortization expense for the three months ended March 31, 2017 and 2016 was approximately $304,000 and $320,000, respectively.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$18,847,000	$24,393,000
Term loans, PNC	4,580,000	6,649,000
Capital lease obligations	3,902,000	4,215,000
Related party note payable, net of debt discount	1,846,000	1,086,000
Notes Payable (private placement), net of debt discount	1,811,000	627,000
Subtotal	30,986,000	36,970,000
Less: Current portion of notes and capital obligations	(28,342,000)	(33,999,000)
	$2,644,000	$2,971,000

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

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three- quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan, exclusive of the excess advance, was $18,847,000 and $24,393,000, as of March 31, 2017 and December 31, 2016, respectively.

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

The terms of the Loan Facility require that among other things, the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay its shareholders as defined in the Loan Facility. As of March 31, 2017 , the Company was not in compliance with the Fixed Charge Coverage Ratio covenant. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to the Company that all amounts under the Loan Facility are immediately due and payable consequently , all amounts due under the Term Loans are also classified as current. As of March 31, 2017, the Company was not in compliance with the minimum EBITDA requirement. The Company has requested a waiver from PNC for the failure to meet the minimum EBITDA covenant. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

As of March 31, 2017, our debt to PNC in the amount of $23,427,000 consisted of the revolving credit note due to PNC in the amount of $18,847,000 and the term loans due to PNC in the amount of $ 4,580,000. And as of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loans due to PNC in the amount of $ 6,649,000.

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

As of March 31, 2017, the scheduled future minimum principal payments for the term loans are as follows, however as discussed above, the balance of the term loans have been classified as current:

For the twelve months ending	Amount
March 31, 2018	$1,478,000
March 31, 2019	1,478,000
March 31, 2020	1,478,000
March 31, 2021	146,000
March 31, 2022	4,580,000
Thereafter	(4,580,000)
Long-term portion	$—

Interest expense related to these credit facilities amounted to approximately $720,000 and $435,000 for the three months ended March 31, 2017 and 2016, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $3,902,000 and $4,215,000 as of March 31, 2017 and December 31, 2016, respectively, with various interest rates ranging from approximately 4% to 14%.

As of March 31, 2017, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
March 31, 2018	$1,442,000
March 31, 2019	1,359,000
March 31, 2020	1,160,000
March 31, 2021	282,000
March 31, 2022	—
Thereafter	—
Total future minimum lease payments	4,243,000
Less: imputed interest	(337,000)
Less: current portion	(1,262,000)
Total Long Term Portion	$2,644,000

Related Party Notes Payable

On March 17, 2017, the Company borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, directors and principal stockholders of our company, and issued promissory notes in the principal amounts of $200,000 and $300,000 to Michael N. Taglich and Robert F. Taglich, respectively, to evidence our obligation to repay that indebtedness. The notes bear interest at the rate of 7% per annum and are payable on September 17, 2017. Michael and Robert Taglich have the option to convert the unpaid principal amount and accrued interest on the promissory notes into shares of common stock or other securities of the company which the Company may offer and sell in any public or private financing (each a “Financing”), on the same terms and conditions as are offered to purchasers in such Financing, or, if more favorable to us, on such other terms as may be required under the rules of the NYSE MKT, which option they must exercise by notice to the Company within three business days following the completion of such Financing. Upon completion of any Financing, upon notice to Michael and Robert Taglich, the Company has the right to convert the unpaid principal amount of those promissory notes and accrued interest thereon into shares of common stock or other of our securities sold in the Financing on the same terms and conditions as are offered to purchasers in the Financing, or if more favorable to the Company, on such other terms as may be required under the rules of the NYSE MKT, which right the Company must exercise within three business days following the completion of such Financing.

Related Party Notes Payable – Subsequent Events

On May 2, and May 10, 2017, the Company borrowed an aggregate of $750,000 from each of Michael Taglich and Robert Taglich. This indebtedness, together with accrued interest, were converted into Bridge Notes on May 12, 2017.

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $4,775,000 from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the 8% Notes”), together with warrants to purchase a total of 383,032 shares of our common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the offering of the 8% Notes, the Company issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, Inc., placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our common stock. Of the $5,147,000 principal amount of 8% Notes issued in connection with the Note Offerings, $2,781,000 principal amount is due November 30, 2018 (the “2018 Notes”) and $2,366,000 principal amount is due January 31, 2019 (the “2019 Notes”). Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the Loan Facility.

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

On February 28, 2017, the Company issued an additional $61,596 principal amount of 2018 Notes in payment of accrued interest. As of March 1, 2017, the Company had $5,262,596 principal amount of 8% Notes outstanding, consisting of $2,842,596 principal amount of 2018 Notes and $2,420,000 principal amount of 2019 Notes.

The outstanding principal amount plus accrued interest on the 8% Notes is convertible at the option of the holder into shares of common stock conversion prices ranging from $2.25 to $4.45 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

An event of default under the 8% Notes will occur (i) if the Company fail to make any payment under the 8% Notes within ten (10) days after the date first due, or (ii) if the Company file a petition in bankruptcy or under any similar insolvency law, make an assignment for the benefit of its creditors, or if any voluntary petition in bankruptcy or under any similar insolvency law is filed against the Company and such petition is not dismissed within sixty (60) days after the filing thereof. Upon the occurrence and continuation of an event of default, holders of a majority of the outstanding principal amount of the 8% Notes then outstanding, upon notice to the Company and the holders of the Senior Indebtedness (as defined in the 8% Notes), may demand immediate payment of the unpaid principal amount of the 8% Notes, together with accrued interest thereon and all other amounts payable under the 8% Notes, subject to the subordination provisions of the 8% Notes.

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

Note 6. STOCKHOLDERS' EQUITY

Issuance of Series A Preferred Stock and Related Financings

On May 25, 2016, and June 1, 2016, the Company completed a private placement of 700,000 shares of our Series A Preferred Stock for $10.00 per share and received gross cash proceeds of $5,250,000, net of $1,750,000 principal amount of our promissory notes exchanged by Michael Taglich and Robert Taglich, two of our principal stockholders, for shares of Series A Preferred Stock. The Company had issued the promissory notes to Michael Taglich and Robert Taglich for amounts borrowed from September 2015 through May 2016. The September 2015 loan bore interest at the rate of 4% per annum and was to be paid on September 7, 2016. The other loans bore interest at the rate of 7% per annum and were to be repaid on June 30, 2016, or, if earlier, upon the sale of the Company’s equity from which it derived proceeds of $1,800,000 or $2,000,000 depending upon the promissory notes issued.

Preferred Stock

The shares of Series A Preferred Stock have a stated value of $10.00 per share and are initially convertible into shares of common stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events).  The dividend rate on the Series A Preferred Stock is 12% per annum, payable quarterly. The dividend rate increases to 15% per annum if we issue PIK Shares in lieu of payment of cash dividends payable until June 15, 2018. The number of outstanding shares of Series A Preferred Stock as of June 15, 2018 would increase from 700,000 shares to approximately 1,500,000 shares if we elected to pay all dividends due on the Series A Preferred Stock by issuing PIK Shares.  The dividend rate on the Series A Preferred Stock increases to 16% per annum after June 2018, 19% per annum to the extent dividends are paid in PIK Shares.

Dividends payable in respect of the Series A Preferred Stock will reduce the amount of net income, if any, or increase the amount of net loss attributable to holders of common stock. While the issuance of PIK Shares in payment of all or a portion of the dividends payable in respect of any dividend period preserves our cash, the increase in the rate of dividend which must be paid when we choose to issue PIK Shares in lieu of cash dividends further reduces the amount of net income, if any, or increases the amount of net loss attributable to holders of common stock. In addition, the issuance of PIK Shares will dilute the interests of our common stockholders.  Although holders of Series A Preferred Stock may convert their shares into common stock they are unlikely to convert if the Company are unable to pay cash dividends and the price of the common stock does not increase significantly above $4.92 per share, the conversion price, for a sustained period. The Company has the right to redeem the Series A Preferred Stock after May 26, 2018 for a redemption price of $10.00, plus accrued and unpaid dividends; however, the Company may not have sufficient cash available to effect such redemption.

In connection with the placement we incurred approximately $606,000 of direct offering costs and $57,000 in legal expenses and granted to the placement agents warrants to purchase 8% of the number of shares of our common stock (113,820 shares) issuable upon conversion of the Series A Preferred Stock sold in the offering. The warrants are exercisable in whole or in part, at an initial exercise price per share of $6.15, and are exercisable for cash or on a cashless basis commencing on November 26, 2016 and expiring on May 26, 2021.  The exercise price and number of shares of common stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations and similar events.

Of the proceeds generated by the sale of our shares of Series A Preferred Stock, $1,500,000 was paid to PNC to reduce the amount outstanding under our Loan Facility.

In August 2016, the Company completed the private placement of $2,720,000 principal amount of our 12% Subordinated Convertible Notes due December 31, 2017 (the “12% Notes”), together with warrants to purchase an aggregate of 110,658 shares of common stock, for a total purchase price of $2,720,000, from which we derived net proceeds of approximately $2,319,800, which was used to pay down the Company’s indebtedness under the Loan Facility and for working capital. The Company also issued to Michael Taglich a 12% Note in the principal amount of $1,520,713, together with warrants to purchase 61,817 shares of common stock, upon surrender for cancellation of promissory notes in the aggregate principal amount of $1,500,000, together with accrued interest thereon and on notes previously exchanged for Series A Preferred Stock of $20,713.   The Company had issued the promissory notes to Michael Taglich for amounts borrowed in August 2016. The promissory notes bore interest at the rate of 7% per annum and were to be repaid on December 31, 2016, or, if earlier, upon the sale of our equity securities from which we derived proceeds of $2,000,000. In addition, the Company issued to Robert Taglich a 12% Note in the principal amount of $4,373, together with warrants to purchase 177 shares of common stock, in consideration of the forgiveness of interest of $4,373 accrued on notes previously exchanged for Series A Preferred Stock.

The 12% Notes provided for the automatic conversion of the principal and accrued interest of the 12% Notes into shares of Series A Preferred Stock at a price of $10.00 per share, the stated value of the Series A Preferred Stock, upon the filing of an amendment to the Company’s Articles of Incorporation increasing the number of shares of preferred stock we are authorized to issue from 1,000,000 shares to 3,000,000 shares, including 2,000,000 shares of Series A Preferred Stock (the “Charter Amendment”). The Company issued 438,770 shares of Series A Preferred Stock to the holders of the 12% Notes on November 30, 2016, the date the Company’s stockholders approved the Charter Amendment and the Company filed the certificate of amendment effecting the Charter Amendment with the Office of the Secretary of State of Nevada. As a result of the automatic conversion of the 12% Notes into shares of Series A Preferred Stock, no 12% Notes are outstanding.

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

As of December 31, 2016, the Company had outstanding 1,202,548 shares of Series A Preferred Stock, including 62,684 shares issued in lieu of payment of cash dividends on December 15, 2016. We issued an additional 46,010 shares of Series A Preferred Stock on March 15, 2017 in lieu of payment of cash dividends.

Note 7. INCOME TAXES

The Company recorded no income tax for the three months ended March 31, 2017 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, their ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of March 31, 2017 and December 31, 2016, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for income taxes for the three months ended March 31, 2016 is set forth below:

2016
(Unaudited)
Current
Federal	$—
State	22,000
Prior Year Under Accrual
Federal	13,000
Total Current Expense	35,000
Deferred Tax (Benefit)	(691,000)
Net (Benefit from) Provision for Income Taxes	$(656,000)

Note 8. SALE OF AMK

On January 27, 2017, the Company sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017 for a purchase price of $4,500,000, subject to a working capital adjustment, plus additional quarterly payments, not to exceed $ 1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. The Company recorded a $451,000 gain on the sale of AMK.

Note 9 LOSS CONTINGENCIES

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, Miller Stuart (until merged into WMI in May 2017), Eur-Pac, ECC and Compac; and Turbine Engine Components which consists of Sterling and for the period January 1, 2016, to January 27, 2017, AMK.

The accounting policies of each segment are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s operating segments for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
COMPLEX MACHINING
Net Sales	$9,891,000	$7,467,000
Gross Profit	2,901,000	1,858,000
Pre Tax (Loss) Income	1,085,000	(400,000)
Assets	41,940,000	51,076,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,320,000	5,160,000
Gross Profit	26,000	948,000
Pre Tax (Loss) Income	(1,279,000)	(772,000)
Assets	19,669,000	19,263,000

TURBINE ENGINE COMPONENTS
Net Sales	1,942,000	2,557,000
Gross Profit	(224,000)	15,000
Pre Tax (Loss) Income	(827,000)	(914,000)
Assets	11,233,000	17,247,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax (Loss) Income	(133,000)	—
Assets	785,000	534,000

CONSOLIDATED
Net Sales	16,153,000	15,184,000
Gross Profit	2,703,000	2,821,000
Pre Tax (Loss) Income	(1,154,,000)	(2,086,000)
Benefit from Income Taxes	—	656,000
Net (Loss) Income	(1,154,000)	(1,430,000)
Assets	$73,627,000	$88,120,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2016 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense aerospace and recently commercial aerospace businesses which have enabled us to broaden the range of products and services beyond those which were provided by AIM. For example, where AIM was primarily a machining shop, as a result of acquisitions, Air Industries Group now has capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components, and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. In addition, the market for the skilled labor we require to operate our plants is highly competitive. The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice. Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold factory overhead expense of many of our facilities is a large percentage of cost of sales. These expenses are largely fixed, especially over short periods of time. As a result our profit margins are also highly variable with sales volumes as under-absorption of factory overhead can decrease profits.

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

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

	Three Months Ended March 31, 2017 and 2016:
	2017	2016
	(Unaudited)	(Unaudited)
Net sales	$16,153,000	$15,184,000
Cost of sales	13,451,000	12,363,000
Gross profit	2,702,000	2,821,000
Operating expenses and interest costs	(4,114,000)	(4,917,000)
Other income, net	(193,000)	10,000
Gain on Sale of Subsidiary	451,000	—
Benefit from income taxes	—	656,000
Net Loss	$(1,154,000)	$(1,430,000)

Balance Sheet Data:	March 31, 2017 (Unaudited)	December 31, 2016
Cash and cash equivalents	$1,043,000	$1,304,000
Working capital	3,096,000	2,903,000
Total assets	73,627,000	82,800,000
Total stockholders' equity	$24,911,000	$24,890,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
COMPLEX MACHINING
Net Sales	$9,891,000	$7,467,000

Gross Profit	2,901,000	1,858,000
Pre Tax (Loss) Income	1,085,000	(400,000)
Assets	41,940,000	51,076,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,320,000	5,160,000
Gross Profit	26,000	948,000
Pre Tax (Loss) Income	(1,279,000)	(772,000)
Assets	19,669,000	19,263,000

TURBINE ENGINE COMPONENTS
Net Sales	1,942,000	2,557,000
Gross Profit	(224,000)	15,000
Pre Tax (Loss) Income	(827,000)	(914,000)
Assets	11,233,000	17,247,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax (Loss) Income	(133,000)	—
Assets	785,000	534,000

CONSOLIDATED
Net Sales	16,153,000	15,184,000
Gross Profit	2,703,000	2,821,000
Pre Tax (Loss) Income	(1,154,000)	(2,086,000)
Benefit from Income Taxes	—	656,000
Net (Loss) Income	(1,154,000)	(1,430,000)
Assets	$73,627,000	$88,120,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2017 were approximately $16,153,000, an increase of $969,000, or 6.4% compared with $15,184,000 for the three months ended March 31, 2016. The increase in sales resulted from an increase in our Complex Machining segment of approximately $2,424,000 or 32.5%. This increase in sales was partially offset by decreases in our Turbine Engine Components and Aerostructure & Electronics segments of approximately $615,000 and $840,000, respectively. The decrease in our Turbine Engine Segment in 2017 largely result from the inclusion of AMK for three months in 2016 and only one month in 2017. AMK was sold on January 27, 2017. Without AMK revenues of this segment were essentially flat, declining just $38,000 for the quarter.

As indicated in the table below, four customers represented 60.5% and 58.4% of total sales for the three months ended March 31, 2017 and 2016, respectively.

Customer	Percentage of Sales
	2017	2016
	(unaudited)	(unaudited)
Sikorsky Aircraft	16.6	23.2
United States Department of Defense	17.1	12.7
Goodrich Landing Gear Systems	14.1	11.9
Northrop Grumman Corporation	12.7	10.6

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2017 was $ 2,702,000, a decrease of approximately $119,000, or 4.2%, as compared to gross profit of $2,821,000 for the three months ended March 31, 2016. Consolidated gross profit as a percentage of sales was 16.7 % and 18.6 % for the three months ended March 31, 2017 and 2016, respectively. Gross profit from operations increased by approximately $1,043,000 in our Complex Machining segment. This increase was offset by declines in gross profit in our Turbine & Engine and Aerostructures & Engineering segments of approximately $239,000 and $922,000, respectively.

Operating Expenses:

Consolidated Operating Expenses for the three months ended March 31, 2017 were $3,221,000 and decreased by $1,191,000, or 27.0%, compared to $4,412,000 for the three months ended March 31, 2016. The decrease resulted primarily from a reduction in corporate expense and to a lesser degree the elimination of operating costs for AMK for two months of 2017.

Interest and financing costs for the three months ended March 31, 2017 were approximately $893,000, an increase of approximately $388,000, or 76.8%, compared to $505,000 for the three months ended March 31, 2016. The increase results from increases in debt in the form of subordinated notes bearing interest at higher rates than debt under the PNC Loan Facility and to a lesser degree higher interest rates on the PNC loan facility, offset in part by less principal outstanding on the PNC loans.

Loss before income taxes for the three months ended March 31, 2017 was $(1,154,000), a decrease in the loss of $932,000, or a 44.7% improvement, compared to the loss before income taxes of $(2,086,000) for the three months ended March 31, 2016. Our Complex Machining segment had a pre-tax profit of approximately $1,085,000. Our Aerostructures & Electronics segment experienced a pre-tax loss of approximately $(1,279,000). Our Turbine & Engine segment experienced a pre tax loss of approximately $(827,000) consolidated pre tax loss.

Net loss for the three months ended March 31, 2017 was $(1,154,000), an increase of $276,000, or 19.3%, compared to net loss of $(1,430,000) for the three months ended March 31, 2016 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Loan Facility has been amended many times during its term. The Loan Facility was amended in June 2016 (the “Twelfth Amendment”) and September 2016 (the “Thirteenth Amendment”).    In connection with the Twelfth Amendment, we paid a fee of $100,000 and reimbursed PNC for the fees and expenses of its counsel. The Twelfth Amendment provides for  a $33,000,000 revolving loan.  In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment we acknowledged that there were then outstanding excess advances under the revolver in the amount of $12,500,000. At the closing of the Twelfth Amendment we paid $1,500,000 to reduce the outstanding excess under the revolving loan. We also agreed to reduce the excess advances by $100,000 each week commencing the second week after the closing of the Twelfth Amendment.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans.  The amount outstanding under the revolving loan (including excess advances) was $24,393,000 and $29,604,000, as of December 31, 2016 and December 31, 2015, respectively.

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

The repayment terms of the Term Loan provided for in the Twelfth Amendment consist of sixty (60) consecutive monthly principal installments, the first fifty-nine (59) of which are in the amount of $123,133 commencing on the first business day of July, 2016, and continuing on the first business day of each month thereafter, with a sixtieth (60th) and final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, we are limited in the amount of Capital Expenditures we can make. We are also limited to the amount of dividends we can pay our shareholders as defined in the Loan Facility. As of December 31, 2016 and March 31, 2017, we were not in compliance with the Fixed Charge Coverage Ratio covenant. The failure to maintain the requisite Fixed Charge Coverage Ratio constitutes a default under the Loan Facility and PNC at its option may give notice to us that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the Term Loans are also classified as current. We have requested a waiver from PNC for the failure to satisfy the Fixed Charge Coverage Ratio covenant. As of December 31, 2016 and March 31, 2017, we were not in compliance with the minimum EBITDA requirement. We have requested a waiver from PNC for the failure to meet the minimum EBITDA covenant.

In connection with the sale of AMK to Meyer Tool, Inc., on January 27, 2017 we, together with our wholly-owned subsidiaries, entered into the Fourteenth Amendment to the Loan Facility which amends certain terms and conditions of the Loan facility and releases AMK from its obligations under the Loan Facility.

The proceeds of the sale of AMK were applied as follows: $1,700,000 to the payment of the Term Loan (as defined in the Loan Facility), $1,800,000 to the payment of outstanding Revolving Advances (as defined in the Loan Facility), and $500,000 to the payment of existing accounts payable. The remaining $500,000 will be applied to outstanding accounts payable on a future date to be determined by PNC or used to reduce the amount of the Revolving Advance. The amendment also waives the non-compliance at September 30, 2016 with the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants for the period then ended, and requires that we maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, tested quarterly on a consolidated rolling twelve (12) month basis; however, for the quarter ending June 30, 2017, which will be tested based upon the prior six (6) months, the Fixed Charge Coverage Ratio shall not be less than 1.00 to 1.00 and for the quarter ending September 30, 2017, which will be tested based upon the prior nine (9) months, the Fixed Charge Coverage Ratio shall not be less than 1.10 to 1.00. The amendment also reduces the amount to be paid weekly in repayment of excess advances in the amount of $5,294,071 under the revolving credit facility from $100,000 to $50,000 for each Monday during the months of January, February and March of 2017. Thereafter, the weekly payments will return to $100,000 until such excess advances have been repaid in full.

As of March 31, 2017, our debt to PNC in the amount of $23,947,469 consisted of the revolving credit note due to PNC in the amount of $18,367,814 (including excess advances) and the term loans due to PNC in the amount of $4,579,655, as compared to as of December 31, 2016, when our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 (including excess advances) and the term loans due to PNC in the amount of $6,649,000. In addition, as of March 31, 2017 we had capitalized lease obligations to third parties of $3,902,017, as compared to capitalized lease obligations of $4,215,000 as of December 31, 2016.

Significant Transactions Since January 1, 2016 Which Have Impacted Our Liquidity

Dispositions

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

Recent Loans from Principal Stockholders

On March 17, 2017, we borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, directors and principal stockholders of our company, and issued our promissory notes in the principal amounts of $200,000 and $300,000 to Michael N. Taglich and Robert F. Taglich, respectively, to evidence our obligation to repay that indebtedness. The notes bear interest at the rate of 7% per annum and are payable on September 17, 2017. Michael and Robert Taglich have the option to convert the unpaid principal amount and accrued interest on the promissory notes into shares of common stock or other securities of our company which we may offer and sell in any public or private financing (each a “Financing”), on the same terms and conditions as are offered to purchasers in such Financing, or, if more favorable to us, on such other terms as may be required under the rules of the NYSE MKT, which option they must exercise by notice to us within three business days following the completion of such Financing. Upon completion of any Financing, upon notice to Michael and Robert Taglich, we have the right to convert the unpaid principal amount of those promissory notes and accrued interest thereon into shares of common stock or other of our securities sold in the Financing on the same terms and conditions as are offered to purchasers in the Financing, or if more favorable to us, on such other terms as may be required under the rules of the NYSE MKT, which right we must exercise within three business days following the completion of such Financing.

On May 2 and 10, 2017, we borrowed an aggregate of $750,000 from each of Michael Taglich and Robert Taglich.

Public Offering and Bridge Financing

We have filed a registration statement with the Securities and Exchange Commission for a firm commitment underwritten public offering of shares of our common stock to increase our equity base and provide financing to grow our sales and reduce our backlog. The offering is subject to a capital restructuring which will require an amendment to the terms of our Series A Preferred Stock, as well as waivers from PNC Bank with respect to the covenant defaults referred to above, an amendment to the Loan Facility acceptable to the underwriters of the offering and the consent of PNC Bank to the capital restructuring as part of the offering. We intend to solicit the consent of holders of the Series A Preferred Stock to an amendment to the terms of the Series A Preferred Stock. We cannot assure you that the offering will be consummated, or that if consummated, that the net proceeds of the offering will be sufficient to satisfy our needs.

In anticipation of the public offering, on May 12 and May 19, 2017, we issued and sold to a total of 17 accredited investors (including Michael Taglich and Robert Taglich individually and a partnership of which they are partners), our Subordinated Convertible Notes due May 12, 2018 (the “Bridge Notes”) in the aggregate principal amount of $4,158,624, together with warrants to purchase an aggregate of 501,039 shares of common stock, for gross proceeds (net of cancellation of indebtedness totaling $1,503,288 due Michael and Robert Taglich for working capital advances made on May 2 and 10, 2017) of $2,534,196. Roth Capital LLC and Taglich Brothers, Inc. acted as Placement Agent in connection with the sale of the Bridge Notes and warrants for which they are to be paid commissions in the aggregate amount of $191,155.

The Bridge Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the Bridge Notes purchased. The principal amount of each Bridge Note will be increased by 2% for each 30 days it remains outstanding commencing August 1, 2017. Upon the occurrence of, and during the continuance of an Event of Default (as defined in the Bridge Notes), the Bridge Notes will accrue late interest at the rate of 10% per annum. Payment of the principal and accrued interest, if any, on the Bridge Notes is junior and subordinate in right of payment to the Company’s indebtedness under the Loan Agreement.

The principal amount, together with accrued interest, if any (together, the “Conversion Amount”), of the Bridge Notes are convertible into shares of common stock until November 12, 2017 at an initial conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the Bridge Notes) of the common stock during the five consecutive trading day period ending on the trading immediately preceding the day of a request by the holder for conversion of the Bridge Note. The Company has the right to redeem all, or a portion of (on a pro rata basis), the Bridge Notes upon three trading days to the holders. Subject to the subordination provisions of the Bridge Notes, holders of the Bridge Notes have the right to request the redemption of their Notes at any time, and following an Event of Default or in advance of a Change of Control (as defined in the Bridge Notes).

The warrants are exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In addition, the exercise price of the warrants will be reset, if a lower exercise price would result, (x) to the public offering price of the shares of common stock sold in this offering or (y) the Weighted Average Price (as defined) of the common stock on the first date on which none of the Notes are outstanding, whichever event first occurs.

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Three Months Ended March 31,2017	Three Months Ended March 31,2016
	(Unaudited)	(Unaudited)
Cash provided by (used in)
Operating activities	$900,000	$900,000
Investing activities	3,926,000	(567,000)
Financing activities	(5,087,000)	(493,000)
Net (decrease) increase in cash and cash equivalents	$(261,000)	$(160,000)

Cash Provided By Operating Activities

Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and changes to working capital.

For the three months ended March 31, 2017, our net cash provided by operating activities of $900,000 was comprised of a net loss of $1,154,000 offset by $1,258,000 of cash provided by changes in operating assets and liabilities, plus adjustments for non-cash items of $796,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $728,000, amortization of capitalized engineering costs, intangibles and other items of $616,000. These non-cash items were offset by $10,000 of deferred gain on the sale of real estate, forfeiture of non-cash compensation of $73,000, bad debt recovery of $14,000 and $451,000 from gain on sale of our AMK subsidiary. The net decrease in operating assets and liabilities consisted of a net decrease in operating assets of $2,097,000 and a net decrease in operating liabilities of $839,000. The net decrease in operating assets was comprised of a decrease in accounts receivable of $578,000 due to the timing of shipments to and cash receipts from customers, an increase in prepaid expenses and other assets of $102,000, an increase in deposits and other assets of $276,000, a decrease in prepaid taxes of 178,000 and an decrease in inventory of $1,719,000. The net decrease in operating liabilities was comprised of decreases in accounts payable and accrued expenses of $621,000 due to the timing of the receipt and payment of invoices, and increases in deferred rent of $6,000 and a decrease of deferred revenue of $224,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash received from the businesses we sold. A description of capitalized engineering costs can be found below and in Note 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2016.

For the three months ended March 31, 2017, cash provided by investing activities was $3,926,000. This was comprised of the proceeds from the sale of the AMK subsidiary of $4,260,000 offset by $245,000 for capitalized engineering costs and $89,000 for the purchase of property and equipment.

Cash Provided By (Used In) Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable..

For the three months ended March 31, 2017, cash used by financing activities was $5,087,000. This was comprised of repayments of $2,069,000 on our term loans, $5,545,000 on our revolver loans, $173,000 on our capital lease obligations, offset by proceeds from notes payable issuances of $850,000 and $1,850,000.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2017.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 85% of the inventory value at March 31, 2017 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period. The remainder of the inventory value at March 31, 2017 is estimated based on the Company's standard cost perpetual inventory system. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company valued inventory at December 31, 2016 at the lower of cost on a first-in-first-out basis or market.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of March 31, 2017 and December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment” (“ASU 2016-09”). ASU 2016-09 is part of the FASB Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU during the first quarter of 2017, and the adoption did not materially impact its consolidated financial statements.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including our Acting Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this Report. Based on that evaluation, our Acting Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting, described below. In particular, certain portions of our inventory control system have not been integrated into the system used by the balance of our company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand and the enterprise reporting system used to track employee hours and, hence, costs to be included in work in process, is not sufficiently automated to ensure compliance at all times, In addition, our Acting Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and non-standard transactions.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2016 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Sales of Unregistered Equity Securities.

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any unregistered equity securities during the period covered by this Report.

Item 6. Exhibits

No. Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock ((incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 filed on May 1, 2017).

3.4	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

4.12	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the 2019 Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.13	Form of 8% Subordinated Convertible Note due January 31, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.14	Form of Warrant issued to purchasers of 2019 Notes in connection with the 8% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.15

Form of Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the 2019 Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

4.16	Form of warrant issued to purchasers of the Company’s Subordinated Convertible Notes due May 12, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.65	Form of Subscription Agreement for the 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.66	Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2019 Notes issued in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.67	Form of Subscription Agreement for the 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.68	Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2019 Notes issued in March 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2017).

10.69	Securities Purchase Agreement dated May 12, 2017 for the offering of the Company’s Subordinated Convertible Notes due May 10, 2017 and warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.70	Form of Subordinated Convertible Note due May 12, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

  ___

*To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 2017

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (Principal Financial Officer)

37