Form 10-Q/A
period 2017-03-31
AIR INDUSTRIES GROUP
filed 2017-06-02
CIK 1009891

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

(631) 881-4920

(Issuer's telephone number)

Explanatory Note

This amendment is being filed to provide the XBRL presentation and to file an amendment to our by-laws.

PART II

OTHER INFORMATION

Item 5. Other Information

On May 30, 2017, our Board of Directors adopted an amendment to our By-laws permitting stockholders to take action by written consent in lieu of a meeting.

On May 30, 2017, Air Industries Group (the “Company”) issued a press release announcing its operating results for the first quarter of 2017 and that it intended to hold an investor conference call the afternoon of May 30, 2017.

The information in Exhibit 99.1 attached hereto, shall not be deemed as “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of such Section, nor shall it be deemed incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing, unless expressly incorporated by specific reference in such filing.

Item 6. Exhibits

No. Description

3.4	Amended and Restated By-Laws.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Text of press release dated May 30, 2017 issued by Air Industries Group.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 2, 2017

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer