Form 10-Q/A
period 2017-03-31
AIR INDUSTRIES GROUP
filed 2017-06-08
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

(631) 881-4920

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2017, the registrant had outstanding 7,650,165 shares of common stock.

Explanatory Note

We are filing this amendment to make certain corrections to disclosures in our condensed consolidated financial statements for the quarter ended March 31, 2017 in Item 1 of Part I of this report.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$1,043,000	$1,304,000
Accounts Receivable, Net of Allowance for Doubtful
Accounts of $672,000 and $756,000, respectively	7,486,000	8,050,000
Inventory	38,132,000	39,851,000
Prepaid Expenses and Other Current Assets	659,000	557,000
Prepaid Taxes	231,000	409,000
Assets Held for Sale, Net	—	6,050,000
Total Current Assets	47,551,000	56,221,000

Property and Equipment, Net	11,580,000	12,219,000
Capitalized Engineering Costs - Net of Accumulated
Amortization of $5,038,000 and $4,957,000, respectively	1,791,000	1,627,000
Deferred Financing Costs, Net, Deposits	1,372,000	1,096,000
Intangible Assets, Net	1,450,000	1,754,000
Goodwill	9,883,000	9,883,000

TOTAL ASSETS	$73,627,000	$82,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$26,496,000	$32,913,000
Notes Payable - Related Party - Current Portion	1,846,000	1,086,000
Accounts Payable and Accrued Expenses	15,333,000	16,160,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	722,000	946,000
Liabilities Directly Associated with Assets Held for Sale	—	2,155,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	44,455,000	53,318,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations -
Net of Current Portion	2,644,000	2,971,000
Deferred Gain on Sale - Net of Current Portion	323,000	333,000
Deferred Rent	1,294,000	1,288,000
TOTAL LIABILITIES	$48,716,000	$57,910,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - Par Value $.001 - Authorized 3,000,000 shares:
Shares Designated as Series A Convertible Preferred Stock, Par Value $.001, Authorized 2,000,000 shares, 1,247,654 shares and 1,202,548 shares Issued and Outstanding at March 31, 2017 and December 31, 2016, respectively, Aggregate liquidation preference $12,476,680 and $12,025,480, respectively	1,000	1,000

Common Stock - Par Value $. 001 - Authorized
25,000,000 Shares, 7,650,165 and
7,626,945 Shares Issued and Outstanding as of
March 31, 2017 and December 31, 2016, respectively	7,000	7,000
Additional Paid-In Capital	57,038,000	55,862,000
Accumulated Deficit	(32,135,000)	(30,980,000)
TOTAL STOCKHOLDERS' EQUITY	24,911,000	24,890,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,627,000	$82,800,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations for the Three Months Ended March 31,

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net Sales	$16,153,000	$15,184,000

Cost of Sales	13,451,000	12,363,000

Gross Profit	2,702,000	2,821,000

Operating Expenses	3,221,000	4,412,000

Loss from Operations	(519,000)	(1,591,000)

Interest and Financing Costs	(893,000)	(505,000)

Gain on Sale of Subsidiary	451,000	—

Other (Expense) Income, Net	(193,000)	10,000

Loss before Income Taxes	(1,154,000)	(2,086,000)

Benefit from Income Taxes	—	656,000

Net Loss	$(1,154,000)	$(1,430,000)

Loss per share - basic	$(0.15)	$(0.19)

Loss per share - diluted	$(0.15)	$(0.19)

Weighted average shares outstanding - basic	7,650,165	7,584,765

Weighted average shares outstanding - diluted	7,650,165	7,584,765

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,154,000)	$(1,430,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation of property and equipment	728,000	904,000
Amortization of intangible assets	304,000	320,000
Amortization of capitalized engineering costs	81,000	105,000
Bad debt recoveries	(14,000)	—
Non-cash compensation expense/(forfeiture of unamortized stock compensation)	(73,000)	27,000
Amortization of deferred financing costs	55,000	170,000
Deferred gain on sale of real estate	(10,000)	(10,000)
Gain on sale of subsidiary	(451,000)	—
Deferred income taxes	—	(691,000)
Amortization of convertible notes payable	176,000	—

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	578,000	3,850,000
Inventory	1,719,000	(3,826,000)
Prepaid expenses and other current assets	(102,000)	139,000
Prepaid taxes	178,000	—
Deposits and other assets	(276,000)	35,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(621,000)	941,000
Deferred rent	6,000	3,000
Deferred revenue	(224,000)	352,000
Income taxes payable	—	11,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	900,000	900,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(245,000)	(212,000)
Purchase of property and equipment	(89,000)	(355,000)
Proceeds from sale of subsidiary, net	4,260,000	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,926,000	(567,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(5,545,000)	458,000
Payments of note payable - term loans	(2,069,000)	(563,000)
Capital lease obligations	(173,000)	(313,000)
Proceeds from notes payable issuances - related party	850,000	—
Proceeds from notes payable issuances	1,850,000	—
Deferred financing costs	—	(75,000)
NET CASH USED IN FINANCING ACTIVITIES	(5,087,000)	(493,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(261,000)	(160,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,304,000	529,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,043,000	$369,000

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31 (Continued)

(Unaudited)

	2017	2016

Supplemental cash flow information
Cash paid during the period for interest	$643,000	$505,000
Cash paid during the period for income taxes	$—	$13,000

Supplemental disclosure of non-cash transactions

Issuance of Convertible notes payable - related party	$382,000	$—

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

Going Concern

The Company suffered net losses from operations of $519,000 and $10,789,000 and a net loss of $1,154,000 and $15,623,000, respectively, for the three months ended March 31, 2017, and the year ended December 31, 2016. The Company also had negative cash flows from operations for the year ended December 31, 2016. In addition, in 2015 the Company ceased paying dividends on its common stock and in 2016 it disposed of the real estate on which one of its operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of its operating subsidiaries to raise funds for operations. During the year ended December 31, 2016, and subsequent thereto, the Company has had to sell its debt and equity securities to secure funds to operate its business. Since September 2016 the Company has been issuing additional shares of its Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on its outstanding shares of Series A Convertible Preferred Stock and since February 2017 it has issued additional convertible notes in lieu of cash payment of accrued interest on its outstanding convertible notes. Furthermore, as of March 31, 2017, the Company was not in compliance with two financial covenants under the Company's loan facility with PNC Bank (the “Loan Facility”).

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

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

The following table sets forth securities which were excluded from the diluted per share calculation because the conversion price or the exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	2,517,013	—
Stock Options	513,342	252,000
Warrants	653,540	56,800
	3,683,895	308,800

The following table sets forth securities which were excluded from the diluted per share calculation for the three months ended March 31, 2017 even though the exercise price was less than the average market price of the common shares and unvested restricted stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Stock Options	3,000	312,342
Warrants	432,917	107,785
Unvested Restricted Stock	—	27,000
	435,917	447,127

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

On May 12, 2017, we issued and sold to seven accredited investors, including Michael Taglich and Robert Taglich, an aggregate of $3,089,186 principal amount of our Subordinated Convertible Notes due May 12, 2018, together with warrants to purchase a total of 372,191 shares of common stock, for a total purchase price of $2,999,198, resulting in gross proceeds of $1,495,870, net of the cancellation of $1,503,328 of indebtedness we owed to Michael Taglich and Robert Taglich for working capital advances made on May 2 and 10, 2017 together with accrued interest.

On May 19, 2017 we issued and sold to ten accredited investors, including a partnership in which Michael Taglich and Robert Taglich are partners, an aggregate of $1,069,438 principal amount of our Subordinated Convertible Notes due May 12, 2018, together with warrants to purchase a total of 128,848 shares of common stock, for a total purchase price of $1,038,286. The Subordinated Convertible Notes due May 12, 2018 sold on May 19 2017 and warrants are identical to those sold by the Company on May 12, 2017, except for the date of issuance.

Our Subordinated Convertible Notes due May 12, 2018 (the “May 2018 Notes”) and related warrants were issued for a purchase price equal to 97% of the principal amount of the May 2018 Notes purchased. The principal amount of each May 2018 Note will be increased by 2% for each 30 days it remains outstanding commencing August 1, 2017. Upon the occurrence of, and during the continuance of an Event of Default (as defined in the May 2018 Notes), the May 2018 Notes will accrue late interest at the rate of 10% per annum. Payment of the principal and accrued interest, if any, on the May 2018 Notes is junior and subordinate in right of payment to the Company’s indebtedness under the Loan Facility.

The principal amount, together with accrued interest, if any (together, the “Conversion Amount”), of the May 2018 Notes are convertible into shares of common stock until November 12, 2017 at an initial conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the May 2018 Notes) of the common stock during the five consecutive trading day period ending on the trading immediately preceding the day of a request by the holder for conversion of the May 2018 Notes. The Company has the right to redeem all, or a portion of (on a pro rata basis), the May 2018 Notes upon written notice to the holders not less than three trading days prior to the applicable redemption date. Subject to the subordination provisions of the May 2018 Notes, holders of the May 2018 Notes have the right to request the redemption of their Notes at any time, and following an Event of Default or in advance of a Change of Control (as defined in the May 2018 Notes).

The warrants are exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In addition, the exercise price of the warrants will be reset, (x) to the public offering price of the shares of common stock sold in a public offering of the Company’s common stock, if lower than the exercise price then in effect, provided the Company receives gross process of at least $3,000,000 from the sale of the shares of common stock sold in that offering, or (y) the Weighted Average Price (as defined in the 2018 Notes) of the common stock on the first date on which none of the 2018 Notes are outstanding, if lower than the exercise price then in effect, whichever event first occurs.

The Company has paid or agreed to pay a fee of $191,155 to Taglich Brothers, Inc. and another third party entity for acting as placement agents for with the sale of the May 2018 Notes and warrants.

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

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $728,000 and $904,000, respectively.

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

PNC Bank N.A. ("PNC")

The Company has a Loan Facility with PNC secured by substantially all of its assets. The Loan Facility has been amended many times during its term. The Loan Facility was amended in June 2016 (the “Twelfth Amendment”) and September 2016 (the “Thirteenth Amendment”). In connection with the Twelfth Amendment, the Company paid PNC a fee of $100,000 and reimbursed it for the fees and expenses of its counsel. The Twelfth Amendment provides for a $33,000,000 revolving loan. In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment the Company acknowledged that there were then outstanding excess advances under the revolving loan in the amount of $12,500,000.

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

At the closing of the Twelfth Amendment, the Company paid $1,500,000 to reduce the outstanding excess under the revolving loan from $12,500,000 to $11,000,000. It also agreed that the excess advances will be paid down by $100,000 each week commencing the second week after the closing of the Twelfth Amendment.

To the extent that the Company disposes of collateral used to secure the Loan Facility, other than inventory, the Company must promptly repay the draws on the credit facility in the amount equal to the net proceeds of such sale.

The terms of the Loan Facility require that among other things, the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA. In addition, the Company is limited in the amount of capital expenditures it can make. The Company also is limited as to the amount of dividends it can pay its shareholders, as defined in the Loan Facility. As of March 31, 2017, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant or minimum EBITDA covenant. The failure to maintain the requisite Fixed Charge Coverage Ratio and minimum EBITDA constitutes a default under the Loan Facility and PNC at its option may give notice to the Company that all amounts under the Loan Facility are immediately due and payable. Consequently, all amounts due under the term loan are also classified as current. The Company has requested a waiver from PNC for the failure to meet the specified Fixed Charge Coverage Ratio and minimum EBITDA covenant. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

As of March 31, 2017, our debt to PNC in the amount of $23,427,000 consisted of the revolving credit loan in the amount of $18,847,000 and the term loan in the amount of $4,580,000. As of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loan due to PNC in the amount of $6,649,000.

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

As of March 31, 2017, the scheduled future minimum principal payments for the term loan are as follows, however as discussed above, the balance of the term loan has been classified as current:

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

Related Party Notes Payable

On March 17, 2017, the Company borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, directors and principal stockholders of our company, and issued promissory notes in the principal amounts of $200,000 and $300,000 to Michael Taglich and Robert Taglich, respectively, to evidence our obligation to repay that indebtedness. The notes bear interest at the rate of 7% per annum and are payable on September 17, 2017. Michael and Robert Taglich have the option to convert the unpaid principal amount and accrued interest on the promissory notes into shares of common stock or other securities of the company which the Company may offer and sell in any public or private financing (each a “Financing”), on the same terms and conditions as are offered to purchasers in such Financing, or, if more favorable to us, on such other terms as may be required under the rules of the NYSE MKT, which option they must exercise by notice to the Company within three business days following the completion of such Financing. Upon completion of any Financing, upon notice to Michael and Robert Taglich, the Company has the right to convert the unpaid principal amount of those promissory notes and accrued interest thereon into shares of common stock or other of our securities sold in the Financing on the same terms and conditions as are offered to purchasers in the Financing, or if more favorable to the Company, on such other terms as may be required under the rules of the NYSE MKT, which right the Company must exercise within three business days following the completion of such Financing.

Related Party Notes Payable – Subsequent Events

On May 2, and May 10, 2017, the Company borrowed an aggregate of $750,000 from each of Michael Taglich and Robert Taglich. This indebtedness, together with accrued interest, were converted into May 2018 Notes on May 12, 2017.

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $4,775,000 from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the 8% Notes”), together with warrants to purchase a total of 383,032 shares of our common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the offering of the 8% Notes, the Company issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, Inc., placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our common stock. Of the $5,147,000 principal amount of 8% Notes issued in connection with the offerings of the 8% Notes, $2,781,000 principal amount is due November 30, 2018 (the “2018 Notes”) and $2,366,000 principal amount is due January 31, 2019 (the “2019 Notes”). Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the Loan Facility.

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

An event of default under the 8% Notes will occur (i) if the Company fails to make any payment under the 8% Notes within ten (10) days after the date first due, or (ii) if the Company files a petition in bankruptcy or under any similar insolvency law, makes an assignment for the benefit of its creditors, or if any voluntary petition in bankruptcy or under any similar insolvency law is filed against the Company and such petition is not dismissed within sixty (60) days after the filing thereof. Upon the occurrence and continuation of an event of default, holders of a majority of the outstanding principal amount of the 8% Notes then outstanding, upon notice to the Company and the holders of the Senior Indebtedness (as defined in the 8% Notes), may demand immediate payment of the unpaid principal amount of the 8% Notes, together with accrued interest thereon and all other amounts payable under the 8% Notes, subject to the subordination provisions of the 8% Notes.

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

Dividends payable in respect of the Series A Preferred Stock will reduce the amount of net income, if any, or increase the amount of net loss attributable to holders of common stock. While the issuance of PIK Shares in payment of all or a portion of the dividends payable in respect of any dividend period preserves our cash, the increase in the rate of dividend which must be paid when we choose to issue PIK Shares in lieu of cash dividends further reduces the amount of net income, if any, or increases the amount of net loss attributable to holders of common stock. In addition, the issuance of PIK Shares will dilute the interests of our common stockholders.  Although holders of Series A Preferred Stock may convert their shares into common stock they are unlikely to convert if the Company is unable to pay cash dividends and the price of the common stock does not increase significantly above $4.92 per share, the conversion price, for a sustained period. The Company has the right to redeem the Series A Preferred Stock after May 26, 2018 for a redemption price of $10.00, plus accrued and unpaid dividends; however, the Company may not have sufficient cash available to effect such redemption.

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

As of December 31, 2016, the Company had outstanding 1,202,548 shares of Series A Preferred Stock, including 62,684 shares issued in lieu of payment of cash dividends on December 15, 2016. We issued an additional 45,106 shares of Series A Preferred Stock on March 15, 2017 in lieu of payment of cash dividends.

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

The benefit from income taxes for the three months ended March 31, 2016 is set forth below:

2016
(Unaudited)
Current
Federal	$—
State	22,000
Prior Year Under Accrual
Federal	13,000
Total Current Expense	35,000
Deferred Tax (Benefit)	(691,000)
Net (Benefit from) Provision for Income Taxes	$(656,000)

Note 8. SALE OF AMK

On January 27, 2017, the Company sold all of the outstanding shares of AMK to Meyer Tool, Inc. pursuant to a Stock Purchase Agreement dated January 27, 2017 for a purchase price of $4,500,000, net of a working capital adjustment of $(240,000), plus additional quarterly payments, not to exceed $ 1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. The Company recorded a $451,000 gain on the sale of AMK.

Note 9. LOSS CONTINGENCIES

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

Financial information about the Company’s operating segments for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
COMPLEX MACHINING
Net Sales	$9,891,000	$7,467,000
Gross Profit	2,901,000	1,858,000
Pre Tax (Loss) Income	1,085,000	(400,000)
Assets	41,940,000	51,076,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,320,000	5,160,000
Gross Profit	26,000	948,000
Pre Tax (Loss) Income	(1,279,000)	(772,000)
Assets	19,669,000	19,263,000

TURBINE ENGINE COMPONENTS
Net Sales	1,942,000	2,557,000
Gross Profit	(225,000)	15,000
Pre Tax (Loss) Income	(827,000)	(914,000)
Assets	11,233,000	17,247,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax (Loss) Income	(133,000)	—
Assets	785,000	534,000

CONSOLIDATED
Net Sales	16,153,000	15,184,000
Gross Profit	2,702,000	2,821,000
Pre Tax (Loss) Income	(1,154,000)	(2,086,000)
Benefit from Income Taxes	—	656,000
Net (Loss) Income	(1,154,000)	(1,430,000)
Assets	$73,627,000	$88,120,000

Item 6. Exhibits

No. Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2017

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (Principal Financial Officer)

23