Form 10-Q
period 2017-06-30
AIR INDUSTRIES GROUP
filed 2017-08-18
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of August 10, 2017, the registrant had outstanding 14,252,820 shares of common stock.

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

Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC, including our Registration Statement on Form S-1 (Registration No. 333-219490) declared effective August 4, 2017.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and 2016 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$426,000	$1,304,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $660,000 and $756,000, respectively	9,906,000	8,050,000
Inventory	39,589,000	39,851,000
Prepaid Expenses and Other Current Assets	431,000	557,000
Prepaid Taxes	49,000	409,000
Assets Held for Sale, Net	—	6,050,000
Total Current Assets	50,401,000	56,221,000

Property and Equipment, Net	11,112,000	12,219,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $4,793,000 and $4,957,000, respectively	1,942,000	1,627,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,355,000	1,096,000
Intangible Assets, Net	1,173,000	1,754,000
Goodwill	9,883,000	9,883,000

TOTAL ASSETS	$75,866,000	$82,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$28,374,000	$32,913,000
Notes Payable – Related Party – Current Portion	3,576,000	1,086,000

Accounts Payable and Accrued Expenses	15,017,000	16,160,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	703,000	946,000
Liabilities Directly Associated with Assets Held for Sale	—	2,155,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	47,728,000	53,318,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations -
Net of Current Portion	2,332,000	2,971,000
Deferred Gain on Sale - Net of Current Portion	314,000	333,000
Deferred Rent	1,305,000	1,288,000
TOTAL LIABILITIES	$51,679,000	$57,910,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - Par Value $.001 - Authorized 3,000,000 shares:
Shares Designated as Series A Convertible Preferred Stock, Par Value $.001, Authorized 2,000,000 shares, 1,294,441 shares and 1,202,548 shares Issued and Outstanding at June 30 , 2017 and December 31, 2016, respectively, Aggregate liquidation preference $12,944,410 and $12,025,480, respectively	1,000	1,000

Common Stock - Par Value $. 001 - Authorized 25,000,000 Shares, 7,650,165 and 7,650,165 Shares Issued and Outstanding as of June 30, 2017 and December 31, 2016, respectively	7,000	7,000
Additional Paid-In Capital	58,286,000	55,862,000
Accumulated Deficit	(34,107,000)	(30,980,000)
TOTAL STOCKHOLDERS' EQUITY	24,187,000	24,890,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,866,000	$82,800,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$17,084,000	$19,363,000	$33,237,000	$34,547,000

Cost of Sales	14,165,000	15,208,000	27,616,000	27,571,000

Gross Profit	2,919,000	4,155,000	5,621,000	6,976,000

Operating Expenses	4,117,000	4,182,000	7,338,000	8,594,000

Loss from Operations	(1,198,000)	(27,000)	(1,717,000)	(1,618,000)

Interest and Financing Costs	(875,000)	(372,000)	(1,768,000)	(877,000)

Gain (loss) on Sale of Subsidiary	(163,000)	—	288,000	—

Other Income (Expense), Net	65,000	21,000	(128,000)	31,000

Loss before Income Taxes	(2,171,000)	(378,000)	(3,325,000)	(2,464,000)

Benefit from Income Taxes	199,000	126,000	199,000	782,000

Net Loss	(1,972,000)	(252,000)	(3,126,000)	(1,682,000)

Less: Cumulative preferred stock dividends	(764,000)	(82,000)	(764,000)	(82,000)

Net Loss attributable to common stockholders	$(2,736,000)	$(334,000)	$(3,890,000)	$(1,764,000)

Loss per share - basic	$(0.36)	$(0.04)	$(0.51)	$(0.23)
Loss per share - diluted	$(0.36)	$(0.04)	$(0.51)	$(0.23)

Weighted average shares outstanding - basic	7,650,165	7,587,763	7,650,165	7,586,264
Weighted average shares outstanding - diluted	7,650,165	7,587,763	7,650,165	7,586,264

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,126,000)	$(1,682,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,442,000	1,851,000
Amortization of intangible assets	581,000	640,000
Amortization of capitalized engineering costs	168,000	198,000
Bad debt expense (Recovery)	(10,000)	29,000
Non-cash compensation expense/(forfeiture of unamortized stock compensation)	(73,000)	83,000
Amortization of deferred financing costs	114,000	285,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Gain on sale of subsidiary	(288,000)	5,000
Deferred income taxes	—	(818,000)
Amortization of debt discount on convertible notes payable	603,000	—

Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,846,000)	2,300,000
Inventory	262,000	(3,840,000)
Prepaid expenses and other current assets	126,000	178,000
Prepaid Taxes	360,000	(151,000)
Deposits and other assets	(323,000)	—
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(1,141,000)	754,000
Deferred rent	17,000	6,000
Deferred revenue	(243,000)	287,000
Income taxes payable	—	5,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,396,000)	111,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(483,000)	(394,000)
Purchase of property and equipment	(298,000)	(1,229,000)
Proceeds from sale of fixed assets	—	1,671,000
Proceeds from sale of subsidiary	4,260,000	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,479,000	48,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net	(4,589,000)	(2,668,000)
Payments of note payable - term loans	(2,439,000)	(2,445,000)
Capital lease obligations	(620,000)	(604,000)
Proceeds from notes payable issuances - related party	2,553,000	1,400,000
Proceeds from notes payable issuances	4,184,000	—
Deferred financing costs	(50,000)	(199,000)
Expense for issuance of preferred stock	—	(663,000)
Proceeds from the issuance of preferred stock	—	5,250,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(961,000)	71,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(878,000)	230,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,304,000	529,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$426,000	$759,000

Supplemental cash flow information
Cash paid during the period for interest	$992,000	$916,000
Cash paid during the period for income taxes	$—	$13,000
Preferred stock issued for notes payable-related party	$—	1,750,000
Acquisition of property and equipment financed by capital lease	$—	2,096,000
Supplemental disclosure of non-cash transactions
Issuance of Convertible notes payable - related party	$1,885,000	$—
Placement agent warrants issued	$—	26,000

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. (“WMI” or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), until sold in January 2017, Air Realty Group, LLC (“Air Realty”), The Sterling Engineering Corporation (“Sterling”), and Compac Development Corporation (“Compac”), (together, the “Company”).

Going Concern

The Company suffered net losses from operations of $1,717,000 and $10,789,000 and net losses of $3,126,000 and $15,623,000, respectively, for the six months ended June 30, 2017, and the year ended December 31, 2016. The Company also had negative cash flows from operations for the six months ended June 30, 2017. In addition, in 2015 the Company ceased paying dividends on its common stock and in 2016 it disposed of the real estate on which one of its operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of its operating subsidiaries to raise funds for operations. During the year ended December 31, 2016, and subsequent thereto, the Company has had to sell its debt and equity securities to secure funds to operate its business. Since September 2016 the Company has been issuing additional shares of its Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on its outstanding shares of Series A Convertible Preferred Stock and since February 2017 it has issued additional convertible notes in lieu of cash payment of accrued interest on its outstanding convertible notes.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. Although no assurances can be given, management believes that the net proceeds derived from the public offering of 5,175,000 shares of our common stock completed in July 2017, together with borrowings under the Loan Facility and anticipated cash flow, should provide the necessary funding for us to continue as a going concern for the foreseeable future. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 50% of the inventory value at June 30, 2017 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at June 30, 2017 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company valued inventory at December 31, 2016 at the lower of cost on a first-in-first-out basis or market.

	June 30, 2017	December 31, 2016
	(Unaudited)
Raw Materials	$7,134,000	$7,031,000
Work in Process	25,344,000	25,635,000
Finished Goods	12,112,000	11,751,000
Inventory Reserve	(5,001,000)	(4,566,000)
Total Inventory	$39,589,000	$39,851,000

Credit and Concentration Risks

There were three customers that represented 57.2% and three customers that represented 42.4% of total sales for the three months ended June 30, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2017	2016
	(Unaudited)	(Unaudited)
1	16.7	11.8
2	17.0	11.6
3	23.5	19.0

There were three customers that represented 53.5% and four customers that represented 54.0% of total sales for the six months ended June 30, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2017	2016
	(Unaudited)	(Unaudited)
1	16.7	20.8
2	19.4	11.8
3	17.4	11.2
4	*	10.2

* Customer was less than 10% of sales for the six months ended June 30, 2017

There were two customers that represented 51.2% of gross accounts receivable and one customer that represented 19.9% of gross accounts receivable at June 30, 2017 and December 31, 2016, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June	December
	2017	2016
	(Unaudited)
1	34.2	19.9
2	17.0	*

* Customer was less than 10% of Gross Accounts Receivable at December 31, 2016

During the six months ended June 30, 2017 and 2016, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	7,650,165	7,587,763	7,650,165	7,586,264
Effect of dilutive stock options and warrants			—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,650,165	7,587,763	7,650,165	7,586,264

The following table sets forth securities which were excluded from the diluted per share calculation because the conversion price or the exercise price was greater than the average market price of the common shares:

	Three and Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	2,630,953	1,422,750
Stock Options	516,342	202,964
Warrants	978,673	—
	4,125,968	1,625,444

The following table sets forth securities which were excluded from the diluted per share calculation for the six months ended June 30, 2017 and 2016 even though the exercise price was less than the average market price of the common shares and unvested restricted stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Stock Options	—	484,648
Warrants	85,175	278,405
Unvested Restricted Stock	—	27,000
	85,175	790,053

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $0 and $56,000 for the three months ended June 30, 2017 and 2016, respectively and $(73,000) and $83,000 for the six months ended June 30, 2017 and 2016, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $9,883,000 at June 30, 2017 and December 31, 2016 relates to the acquisitions of Welding ($291,000), NTW ($162,000), Woodbine ($2,565,000), Eur-Pac ($1,656,000), ECC ($109,000), Sterling ($4,540,000) and Compac ($560,000). Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2017.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract.  Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period.  Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted this guidance in the current quarter, effective April 1, 2017.  As a result, the warrants issued on May 12, 2017, in connection with the bridge financing, were equity-classified.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

On July 12, 2017, the Company sold 5,175,000 shares of common stock at a price of $1.50 per for gross proceeds of $7,762,500 in an underwritten public offering (“Public Offering”) from which it derived net proceeds of $6,819,125, of which approximately $4,000,000 was used to pay outstanding trade payables, $463,501 was used to redeem an equal principal amount of the $4,158,624 principal amount of the Notes (the “May 2018 Notes”) sold together with warrants to purchase an aggregate of 501,039 shares of common stock, in May 2017 to 17 accredited investors (including Michael N. Taglich and Robert F. Taglich individually and a partnership of which they are partners) and $2,355,624 was added to the Company’s working capital.

In connection with the Public Offering, $1,860,908 aggregate principal amount of the May 2018 Notes were converted into an aggregate of 1,240,605 shares of the Company’s common stock at a conversion price of $1.50 per share, the public offering price of the shares sold in the Public Offering.

In addition, the restructuring transactions described below, contemplated by the Public Offering, are to be effected at a conversion price of $1.50 per share following a stockholder vote thereon at the Company’s 2017 Annual Meeting of Stockholders, which it expects to hold in October 2017:

•	An additional $1,834,214 aggregate principal amount of May 2018 Notes will be converted into additional 1,222,809 shares of the Company’s common stock.

•	The entirety of our outstanding 1,294,441 shares of Series A Preferred Stock will automatically be converted into 8,629,606 shares of common stock.

•	Notes in the original principal amount of $200,000 and $300,000 due to Michael N. Taglich and Robert F. Taglich, respectively, together with accrued interest thereon, will automatically be converted into approximately 346,944 shares of common stock.

The Company issued warrants to purchase 501,039 shares of common stock as part of the private placement of the May 2018 Notes. The warrants, when issued, were exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In accordance with the terms of the warrants, the exercise price was reduced to $1.50 per share, the public offering price of the shares of common stock sold in the Public Offering.

In July 2017, the Company amended the Certificate of Designation authorizing the issuance of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into common stock at a conversion price of $1.50, the offering price of the shares of common stock in the Public Offering, subject to stockholder approval in accordance with the applicable rules of the NYSE MKT. In addition, the amendment to the Certificate of Designation eliminated the liquidation preference and quarterly dividend payable to holders of the Series A Preferred Stock. Holders of the Series A Preferred Stock now share ratably with the holders of the common stock on an as-converted basis (2.0325 shares of common stock for each share of Series A Preferred Stock held of record) with respect to dividends declared, paid or set aside for payment, assets available for distribution to stockholders upon the liquidation, dissolution or winding up of our affairs, in addition to voting upon the election of directors and other matters submitted to stockholders for approval, except for matters requiring a class vote of the holders of the Series A Preferred Stock specified in the Certificate of Designation or under applicable law. At a meeting on July 24, 2017, our Board of Directors adopted a further amendment to the Certificate of Designation, subject to approval by holders of a majority of the outstanding shares of Series A Preferred Stock, to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into shares of common stock at a conversion price of $1.50 per share if stockholders do not approve the Restructuring Transactions at the Company’s 2017 Annual Meeting of Stockholders.

Note 3.   PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016	Depreciable Lives
	(Unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.5 years
Machinery and Equipment	13,428,000	13,340,000	5 - 8 years
Capital Lease Machinery and Equipment	6,265,000	6,265,000	3 - 5 years
Tools and Instruments	7,700,000	7,520,000	1.5 - 7 years
Automotive Equipment	195,000	195,000	5 years
Furniture and Fixtures	438,000	438,000	5 - 8 years
Leasehold Improvements	997,000	966,000	Term of Lease
Computers and Software	519,000	519,000	4 - 6 years
Total Property and Equipment	31,492,000	31,193,000
Less: Accumulated Depreciation	(20,380,000)	(18,974,000)
Property and Equipment, net	$11,112,000	$12,219,000

Depreciation expense for the three months ended June 30, 2017 and 2016 was approximately $714,000 and $947,000, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 were approximately $1,442,000 and $1,851,000, respectively. Assets held under capitalized lease obligations are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2017 and 2016. Accumulated depreciation on these assets was approximately $2,944,000 and $2,320,000 as of June 30, 2017 and December 31, 2016, respectively.

Note 4. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	June 30, 2017	December 31, 2016	Amortization Period
	(Unaudited)
Customer Relationships	6,115,000	$6,115,000	5 to 14 years
Trade Names	970,000	970,000	15 to 20 years
Technical Know-how	660,000	660,000	10 years
Non-Compete	150,000	150,000	5 years
Professional Certifications	15,000	15,000	.25 to 2 years
Total Intangible Assets	7,910,000	7,910,000
Less: Accumulated Amortization	(6,737,000)	(6,156,000)
Intangible Assets, net	$1,173,000	$1,754,000

Amortization expense for the three months ended June 30, 2017 and 2016 was approximately $277,000 and $320,000, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was approximately $581,000 and $640,000, respectively.

Note 5.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. (“PNC”)	$19,804,000	$24,393,000
Term loans, PNC	4,210,000	6,649,000
Capital lease obligations	3,595,000	4,215,000
Related party note payable, net of debt discount	3,576,000	1,086,000
Notes Payable (private placement), net of debt discount	3,097,000	627,000
Subtotal	34,282,000	36,970,000
Less: Current portion of notes and capital lease obligations	(31,950,000)	(33,999,000)
	$2,332,000	$2,971,000

PNC Bank N.A. (“PNC”)

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

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three- quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan, inclusive of the excess advance, was $19,804,000 and $24,393,000, as of June 30, 2017 and December 31, 2016, respectively. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

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

As of June 30, 2017, our debt to PNC in the amount of $24,014,000 consisted of the revolving credit loan in the amount of $19,804,000 (inclusive of the excess advance) and the term loan in the amount of $4,210,000. As of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loan due to PNC in the amount of $6,649,000.

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine (9) months and that we maintain EBITDA of not less than $345,000 for the period ending June 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. The failure to satisfy the foregoing covenants would constitute a default under the Loan Facility and PNC at its option could give notice to the Company that all amounts under the Loan Facility are immediately due and payable. In addition, the amendment reduces the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

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

As of June 30, 2017, the scheduled future minimum principal payments for the term loan are as follows, however as discussed above, the balance of the term loan has been classified as current:

For the twelve months ending	Amount
June 30, 2018	$1,478,000
June 30, 2019	1,478,000
June 30, 2020	1,254,000
June 30, 2021	112,000
PNC Term Loans Payable	4,210,000
Short term portion	(4,210,000)
Long-term portion	$—

Interest expense related to these credit facilities amounted to approximately $986,000 and $945,000 for the six months ended June 30, 2017 and 2016, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $3,595,000 and $4,215,000 as of June 30, 2017 and December 31, 2016, respectively, with various interest rates ranging from approximately 4% to 14%.

As of June 30, 2017, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
June 30, 2018	$1,441,000
June 30, 2019	1,311,000
June 30, 2020	1,017,000
June 30, 2021	112,000
Total future minimum lease payments	3,881,000
Less: imputed interest	(286,000)
Less: current portion	(1,263,000)
Total Long Term portion	$2,322,000

Related Party Transactions and Notes Payable

Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $3,576,000 and $1,086,000, as of June 30, 2017 and December 31, 2017, respectively.

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

Taglich Brothers acted as a placement agent in connection with the sale of the May 2018 Notes and warrants discussed below for which they are to be paid commissions in the aggregate amount of $176,000.

As compensation for its services as placement agent for the offering of the 12% Notes discussed below, the Company paid Taglich Brothers a fee of $295,400 and issued to Taglich Brothers five-year warrants to purchase 68,617 shares of common stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments.

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

On February 28, 2017, the Company issued an additional $61,596 principal amount of 2018 Notes in lieu of cash payment of accrued interest for the interest period then ended, and on May 31, 2017 the Company issued 2018 Notes and 2019 Notes in the aggregate principal amounts of $68,872 and $72,285, respectively, in lieu of cash payment of accrued interest for the interest period then ended. As of June 30, 2017, the Company had outstanding $5,359,420 principal amount of 8% Notes, including $2,911,135 principal amount of 2018 Notes and $2,448,285 principal amount of 2019 Notes.

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

May Note Financing

On May 12 and May 19, 2017, the Company issued and sold to 17 accredited investors (including Michael N. Taglich and Robert F. Taglich individually and a partnership of which they are partners), its “May 2018 Notes” in the aggregate principal amount of $4,158,624, together with warrants to purchase an aggregate of 501,039 shares of common stock, for gross proceeds (net of the exchange of indebtedness totaling $1,503,288 due to Michael N. Taglich and Robert F. Taglich for working capital advances made on May 2 and 10, 2017) of $2,534,196. Roth Capital LLC and Taglich Brothers acted as placement agents in connection with the sale of the May 2018 Notes and warrants for which they are to be paid commissions in the aggregate amount of $191,155.

The May 2018 Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the May 2018 Notes purchased. The principal amount of each May 2018 Note will be increased by 2% for each 30 days it remains outstanding commencing August 1, 2017. Upon the occurrence of, and during the continuance of an Event of Default (as defined in the May 2018 Notes), the May 2018 Notes will accrue late interest at the rate of 10% per annum. Payment of the principal and accrued interest, if any, on the May 2018 Notes is junior and subordinate in right of payment to the Company’s indebtedness under the Loan Facility.

The principal amount, together with accrued interest, if any, of the May 2018 Notes, when issued, were convertible into shares of common stock until November 12, 2017 at a conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the May 2018 Notes) of the common stock during the five consecutive trading day period ending on the trading day immediately preceding the day of a request by the holder for conversion of the May 2018 Note. The Company has the right to redeem all, or a portion of (on a pro rata basis), of the May 2018 Notes upon written notice to the holders not less than three trading days prior to the applicable redemption date.

The Company issued warrants to purchase 501,039 shares of common stock as part of the private placement of the May 2018 Notes. The warrants, when issued, were exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In accordance with the terms of the warrants, the exercise price was reduced to $1.50 per share, the public offering price of the shares of common stock sold in the Public Offering.

The Company early adopted the provisions of ASU 2017-11 in recognizing the warrants. As a result, the exercise price reset provisions were excluded from the assessment of whether the warrants are considered indexed to the Company’s own stock. The warrants otherwise meet the requirements for equity classification, as such were initially classified in Stockholders’ Equity. The Company will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common shareholders in computing basic earnings per share.

The proceeds received upon issuing the May 2018 Notes and warrants was allocated to each instrument on a relative fair value basis. The allocation resulted in an effective conversion price for the May 2018 Notes that was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on each issuance date, resulting in an additional discount to the initial carrying value of the May 2018 Notes with a corresponding credit to additional paid-in capital.

The Company recognized an aggregate debt discount on the May 2018 Notes of approximately $2.5 million, comprised of the allocation of proceeds to the warrants and recognition of the beneficial conversion feature. The debt discount is presented net of the May 2018 Note balance in the Condensed Consolidated Balance Sheets and is amortized to interest expense over the term of the May 2018 Notes using the effective interest method. The Company amortized approximately $220,000 to interest expense in the three months ended June 30, 2017.

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

Preferred Stock

The shares of Series A Preferred Stock have a stated value of $10.00 per share and are initially convertible into shares of common stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events). When issued, the dividend rate on the Series A Preferred Stock was 12% per annum, payable quarterly and was to increase to 15% per annum if we were to issue PIK Shares in lieu of payment of cash dividends payable until June 15, 2018. The dividend rate on the Series A Preferred Stock was originally to increase to 16% per annum after June 2018, 19% per annum to the extent dividends were paid in PIK Shares. In July 2017, the Company amended the Certificate of Designation authorizing the issuance of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into common stock at a conversion price of $1.50, the offering price of the shares of common stock in the Public Offering, subject to stockholder approval in accordance with the applicable rules of the NYSE MKT. In addition, the amendment to the Certificate of Designation eliminated the liquidation preference and quarterly dividend payable to holders of the Series A Preferred Stock. Holders of the Series A Preferred Stock now share ratably with the holders of the common stock on an as-converted basis (2.0325 shares of common stock for each share of Series A Preferred Stock held of record) with respect to dividends declared, paid or set aside for payment, assets available for distribution to stockholders upon the liquidation, dissolution or winding up of the Company’s affairs, in addition to voting upon the election of directors and other matters submitted to stockholders for approval, except for matters requiring a class vote of the holders of the Series A Preferred Stock specified in the Certificate of Designation or under applicable law. At a meeting on July 24, 2017, the Company’s Board of Directors adopted a further amendment to the Certificate of Designation, subject to approval by holders of a majority of the outstanding shares of Series A Preferred Stock, to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into shares of common stock at a conversion price of $1.50 per share if stockholders do not approve the Restructuring Transactions at the Company’s 2017 Annual Meeting of Stockholders.

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

As of December 31, 2016, the Company had outstanding 1,202,548 shares of Series A Preferred Stock. As of June 30, 2017, we had outstanding 1,294,441 shares of Series A Preferred Stock, including 45,106 shares issued as pay-in-kind dividends (“PIK Shares”) on March 15, 2017 and 46,787 PIK Shares issued on June 15, 2017.

Note 7.   INCOME TAXES

The Company recorded no income tax expense for the six months ended June 30, 2017 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, their ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of June 30, 2017 and December 31, 2016, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The benefit from income taxes for the six months ended June 30, 2017 and 2016 is set forth below:

	2017	2016
	(Unaudited)	(Unaudited)
Current
Federal	$—
State	(21,000)	23,000
Prior Year (over)/under Accrual
Federal	(178,000)	13,000
Total Current Expense	(199,000)	36,000
Deferred Tax Benefit	—	(818,000)
Net Benefit from Income Taxes	$(199,000)	(782,000)

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

In June 2017, the Company agreed to a final working capital adjustment with the buyer reducing the gain on sale from $ 451,000 to $288,000 for the six months ended June 30, 2017.

Note 9.   LOSS CONTINGENCIES

During 2016, a number of actions were commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under a commercial lease through the end of its term, plus attorney’s fees. The additional rent due through the end of the term is approximately $105,000. The litigation is in the discovery stage and the Company believes there is a meritorious defense to the claim or that the landlord can and will mitigate its future damages by finding a new tenant.

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

Note 10.   SEGMENT REPORTING

In accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Financial information about the Company’s operating segments for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$10,473,000	$10,301,000	$20,364,000	$17,768,000
Gross Profit	939,000	2,564,000	3,840,000	4,422,000
Pre Tax Income	(1,378,000)	507,000	(293,000)	107,000
Assets	44,222,000	52,689,000	44,222,000	52,689,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,733,000	6,041,000	9,053,000	11,201,000
Gross Profit	1,934,000	1,446,000	1,960,000	2,394,000
Pre Tax Income (Loss)	348,000	(167,000)	(931,000)	(939,000)
Assets	19,458,000	19,268,000	19,458,000	19,268,000

TURBINE ENGINE COMPONENTS
Net Sales	1,878,000	3,021,000	3,820,000	5,578,000
Gross Profit	46,000	145,000	(179,000)	160,000
Pre Tax Loss	(669,000)	(738,000)	(1,496,000)	(1,652,000)
Assets	11,541,000	17,441,000	11,451,000	17,441,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pre Tax Income	(472,000)	20,000	(605,000)	20,000
Assets	645,000	653,000	645,000	653,000

CONSOLIDATED
Net Sales	17,084,000	19,363,000	33,237,000	34,547,000
Gross Profit	2,919,000	4,155,000	5,621,000	6,976,000
Pre Tax Loss	(2,171,000)	(378,000)	(3,325,000)	(2,464,000)
Benefit from Income Taxes	199,000	126,000	199,000	782,000
Net Loss	(1,972,000)	(252,000)	(3,126,000)	(1,682,000)
Assets	$75,866,000	$90,051,000	$75,866,000	$90,051,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on April 19, 2017, and our Registration Statement on Form S-1 (Registration No. 333- 219490) filed on July 26, 2017 and declared effective on August 4, 2017, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. In addition, the market for the skilled labor we require to operate our plants is highly competitive. The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice. Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold. Many of our operations have a large percentage of fixed factory overhead. As a result our profit margins are also highly variable with sales volumes as under-absorption of factory overhead can decrease profits.

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

Public Offering

On July 12, 2017, we sold 5,175,000 shares of common stock at a price of $1.50 per for gross proceeds of $7,762,500 in a firm commitment underwritten public offering (the “Public Offering”). We received net proceeds of approximately $6,819,125 from the sale of our shares in the Public Offering. For additional information concerning the Public Offering and the related restructuring transactions (the “Restructuring Transactions”), see the discussion under the caption “Liquidity,” below.

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

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

	Three Months Ended June 30,:		Six Months Ended June 30,:
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$17,084,000	$19,363,000	$33,237,000	$34,547,000
Cost of sales	14,165,000	15,208,000	27,616,000	27,571,000
Gross profit	2,919,000	4,155,000	5,621,000	6,976,000
Operating expenses and interest costs	4,992,000	4,554,000	9,106,000	9,471000
Other income, net	65,000	21,000	(128,000)	31,000
Gain (loss) on Sale of Subsidiary	(163,000)	—	288,000	—
Benefit from income taxes	199,000	126,000	199,000	782,000
Net Loss	$(1,972,000)	$(252,000)	$(3,126,000)	$(1,682,000)

Balance Sheet Data:

	June 30, 2017	December 31, 2016
	(Unaudited)
Cash and cash equivalents	$426,000	$1,304,000
Working capital	2,673,000	2,903,000
Total assets	75,866,000	82,800,000
Total stockholders’ equity	$24,187,000	$24,890,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$10,473,000	$10,301,000	$20,364,000	$17,768,000
Gross Profit	939,000	2,564,000	3,840,000	4,422,000
Pre Tax Income (Loss)	(1,378,000)	507,000	(293,000)	107,000
Assets	44,222,000	52,689,000	44,222,000	52,689,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,733,000	6,041,000	9,053,000	11,201,000
Gross Profit	1,934,000	1,446,000	1,960,000	2,394,000
Pre Tax Income (Loss)	348,000	(167,000)	(931,000)	(939,000)
Assets	19,458,000	19,268,000	19,458,000	19,268,000

TURBINE ENGINE COMPONENTS
Net Sales	1,878,000	3,021,000	3,820,000	5,578,000
Gross Profit	46,000	145,000	(179,000)	160,000
Pre Tax Income (Loss)	(669,000)	(738,000)	(1,496,000)	(1,652,000)
Assets	11,541,000	17,441,000	11,541,000	17,441,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pre Tax Income (Loss)	(472,000)	20,000	(605,000)	20,000
Assets	645,000	653,000	645,000	653,000

CONSOLIDATED
Net Sales	17,084,000	19,363,000	33,237,000	34,547,000
Gross Profit	2,919,000	4,155,000	5,621,000	6,976,000
Pre Tax Income (Loss)	(2,171,000)	(378,000)	(3,325,000)	(2,464,000)
Benefit from Income Taxes	199,000	126,000	199,000	782,000
Net Loss	(1,972,000)	(252,000)	(3,126,000)	(1,682,000)
Assets	$75,866,000	$90,051,000	$75,866,000	$90,051,000

Results of Operations for the three months ended June 30, 2017

Net Sales:

Consolidated net sales for the three months ended June 30, 2017 were approximately $17,084,000, a decrease of $2,279,000, or 11.8%, compared with $19,363,000 for the three months ended June 30, 2016. The three months ended June 30, 2016 included approximately $1,314,000 of revenue of AMK which was sold in January 2017. Without AMK the decline in revenue was $965,000 or 5.3%.

As indicated in the table below, three customers represented 57.2% and 42.4% of total sales for the three months ended June 30, 2017 and 2016, respectively.

Customer	Percentage of Sales
	2017	2016
	(unaudited)	(unaudited)
Goodrich Landing Gear	16.7	11.8
United States Department of Defense	17.0	11.6
Sikorsky Aircraft	23.5	19.0

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2017 was $2,919,000 a decrease of approximately $1,236,000, or 29.7%, as compared to gross profit of $4,155,000 for the three months ended June 30, 2016. Consolidated gross profit as a percentage of sales was 17.1% and 21.5% for the three months ended June 30, 2017 and 2016, respectively. All segments reported declines in gross profit. The decline in gross profit as a percentage of sales was caused by inventory adjustments during the quarter.

Operating Expenses:

Consolidated operating expenses for the three months ended June 30, 2017 were $4,117,000 and decreased by $65,000, or 1.6%, compared to $4,182,000 for the three months ended June 30, 2016. The modest decrease in operating costs reflected an increase in professional fees, offsetting cost reduction programs undertaken during 2017. Interest and financing costs for the three months ended June 30, 2017 were approximately $875,000, an increase of approximately $503,000, or 135.2%, compared to $372,000 for the three months ended June 30, 2016. The increase resulted from increases in debt in the form of subordinated notes bearing interest at higher rates than debt under the PNC Loan Facility and to a lesser degree higher interest rates on the PNC loan facility, offset in part by lower principal balances outstanding on the PNC loans.

Loss before income taxes for the three months ended June 30, 2017 was $2,171,000, an increase in the loss of $1,793,000, or 474.3% compared to the loss before income taxes of $378,000 for the three months ended June 30, 2016

Net Loss:

Net loss for the three months ended June 30, 2017 was $1,972,000, an increase in the loss of $1,720,000, or 682.5%, compared to net loss of $252,000 for the three months ended June 30, 2016 for the reasons discussed above.

Results of Operations for the six months ended June 30, 2017

Net Sales:

Consolidated net sales for the six months ended June 30, 2017 were approximately $33,237,000, a decrease of $1,310,000, or 3.8%, compared with $34,547,000 for the six months ended June 30, 2016. The decrease resulted from an increase at our Complex Machining segment of $ 2,596,000 or 14.6% offset by decreases at Aerostructures and Electronics, and Turbine and Engine of $ 2,148,000 or 19.2% and $ 1,758,000 or 31.5% respectively. Excluding AMK which was sold in January 2017, consolidated net sales for the six months ended June 30, 2017 were approximately $32,820,000, an increase of $571,000, or 1.8%, compared with $32,249,000 for the six months ended June 30, 2016, with revenue in the Turbine & Engine segment essentially flat year-over-year.

As indicated in the table below, three customers represented 53.5% and four customers represented 54.0% of total sales for the six months ended June 30, 2017 and 2016, respectively.

Customer	Percentage of Sales
	2017	2016
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	16.7	20.8
Goodrich Landing Gear	19.4	11.8
Northrop Grumman Corporation	*	11.2
United States Department of Defense	17.4	*
GKN Aerospace	*	10.2

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2017 was $5,621,000 a decrease of approximately $1,355,000, or 19.4%, as compared to gross profit of $6,976,000 for the six months ended June 30, 2016. Consolidated gross profit as a percentage of sales was 16.9% and 20.2% for the six months ended June 30, 2017 and 2016, respectively.

•	Gross profit at our Complex Machining decreased by 582,000 for the six months ended June 30, 2017. The decline in gross profit results from a decline of gross profit percentage resulting from inventory adjustments and changes in product mix.
•	Gross Profit at our Aerostructures & Electronics segment decreased by $434,000 for the six months ended June 30, 2017. The reduction was roughly equal to and caused by the decline in sales.
•	Gross profit at our Turbine Engine Component segment declined by $339,000 for the six months ended June 30, 2017 due the sale of AMK in January 2017 and the loss of its gross profit in 2017. Sterling Engineering, the sole operating company in the Turbine & Engine segment, operated at a negative gross profit for the period due to the under absorption of factory overhead due to low sales volume.

Operating Expenses:

Consolidated Operating Expenses for the six months ended June 30, 2017 totaled approximately $7,338,000 and decreased by $1,256,000, or 14.6%, compared to $8,594,000 for the six months ended June 30, 2016. Operating costs decreased due to cost control measures undertaken by management offset by higher professional fees in the last three months of the half.

Interest and financing costs for the six months ended June 30, 2017 were approximately $1,768,000 an increase of approximately $891,000, or 101.6%, compared to $877,000 for the six months ended June 30, 2016. The increase in interest expense resulted from increases in debt in the form of subordinated notes bearing interest at higher rates than debt under the PNC Loan Facility and to a lesser degree higher interest rates on the PNC loan facility, offset in part by lower principal balances outstanding on the PNC loans.

Loss before income taxes for the six months ended June 30, 2017 was $3,325,000, increase of $861,000, or 34.9%, compared to net loss before taxes of $2,464,000 for the six months ended June 30, 2016.

The Company recognized a benefit for income taxes of approximately $199,000 for six months ended June 30, 2017 compared to a provision for taxes of approximately $782,000 for six months ended June 30, 2016, a change of $583,000.

Net loss for the six months ended June 30, 2017 was $3,126,000, a decrease in performance of $1,444,000, or 85.9%, compared to net loss of $1,682,000 for the six months ended June 30, 2016.  The decrease in net income results primarily from the impact of the loss incurred at our Turbine Engine Components segment and the tax effects discussed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from third parties to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past twelve months we have also relied upon our ability to borrow money from certain stockholders and raise debt and equity capital to support our operations. Should we continue to need to borrow funds from our principal stockholders or raise debt or equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing shareholders.

The Loan Facility has been amended many times during its term. The Loan Facility was amended in June 2016 (the “Twelfth Amendment”), September 2016 (the “Thirteenth Amendment”), January 2017 (the “Fourteenth Amendment”) and June 2017 (the “Fifteenth Amendment”).

The Twelfth Amendment provides for a $33,000,000 revolving loan. In addition, in the Twelfth Amendment the four term loans (Term Loan A, Term Loan B, Term Loan C and Term Loan D) then outstanding were consolidated into a single term loan with the initial principal amount of $7,387,854. Further, in the Twelfth Amendment we acknowledged that there were then outstanding excess advances under the revolver in the amount of $12,500,000. At the closing of the Twelfth Amendment we paid $1,500,000 to reduce the outstanding excess under the revolving loan. We also agreed to reduce the excess advances by $100,000 each week commencing the second week after the closing of the Twelfth Amendment. In connection with the Twelfth Amendment, we paid PNC a fee of $100,000 and reimbursed PNC for the fees and expenses of its counsel.

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan (including excess advances) was $19,804,000 and $24,393,000, as of June 30, 2017 and December 31, 2016, respectively.

The Loan Facility was further amended pursuant to the Thirteenth Amendment, to modify the advance rate with respect to our inventory to be the lesser of (i) 75% of the eligible inventory, an increase from 50%, and (ii) 90% of the liquidation value of the eligible inventory, an increase from 85%, subject to the inventory sublimit of $12,500,000 and such reserves as PNC may deem proper. In addition, in the Thirteenth Amendment the lender waived any default resulting from our failure to comply with the minimum EBITDA covenant for the period ended June 30, 2016, consented to the issuance of our 12% Subordinated Convertible Notes and the amendment to our Articles of Incorporation to increase the authorized number of shares of Preferred Stock and Series A Preferred Stock.

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

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA for specified periods. In addition, we are limited in the amount of Capital Expenditures we can make. We are also limited to the amount of dividends we can pay our shareholders as defined in the Loan Facility. As of December 31, 2016, we were not in compliance with the minimum EBITDA covenant, the Fixed Charge Coverage Ratio and the Capital Expenditures covenant.

In connection with the sale of AMK to Meyer Tool, Inc., on January 27, 2017 we, together with our wholly-owned subsidiaries, entered into the Fourteenth Amendment to the Loan Facility which amended certain terms and conditions of the Loan Facility and released AMK from its obligations under the Loan Facility.

The proceeds of the sale of AMK, net of a working adjustment in the amount of ($240,000), were applied as follows: $1,700,000 to the payment of the Term Loan, $1,800,000 to the payment of outstanding revolving loans, and $500,000 to the payment of existing accounts payable. The remaining $260,000 will be applied to outstanding accounts payable on a future date to be determined by PNC or used to reduce the revolving loans. The Fourteenth Amendment to the Loan Facility also waived the noncompliance at September 30, 2016 with the Fixed Charge Coverage Ratio and the minimum EBITDA covenants for the period then ended, and required that we maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, tested quarterly on a consolidated rolling twelve (12) month basis; however, for the quarter ending June 30, 2017, which was to be tested based upon the prior six (6) months, we were required to maintain a Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 and for the quarter ending September 30, 2017, which was to be tested based upon the prior nine (9) months, we were required to maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00. The amendment also reduced the amount to be paid weekly in repayment of excess advances under the revolving credit facility from $100,000 to $50,000 for each Monday during the months of January, February and March of 2017. Thereafter, the weekly payments were to return to $100,000 until such excess advances were repaid in full.

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine (9) months and that we maintain EBITDA of not less than $345,000 for the period ending June 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and March 31, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. In addition, the amendment reduces the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of June 30, 2017, our outstanding indebtedness to PNC was $24,014,000 and consisted of revolving loans in the amount of $19,804,000 and the term loan of $4,210,000, as compared to December 31, 2016, when our debt to PNC was $31,042,000 and consisted of revolving loans of $24,393,000 and the term loan of $6,649,000. In addition, as of June 30, 2017 we had capitalized lease obligations to third parties of $3,595,000, as compared to capitalized lease obligations of $4,215,000 as of December 31, 2016.

Significant Transactions Since January 1, 2017 Which Have Impacted Our Liquidity

Dispositions

On January 27, 2017, we sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017, for a purchase price of $4,500,000, net of a working capital adjustment of $(240,000), plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. In June 2017, we agreed to a final working capital adjustment with the buyer reducing the gain on sale from $451,000 to $288,000. The proceeds of the sale were applied in accordance with the terms of the Fourteenth Amendment to the Loan Facility, as discussed above.

AMK, based in South Windsor, Connecticut, is a provider of sophisticated welding and machining services for diversified aerospace and industrial customers which we acquired in October 2014.

Series A Preferred Stock

As of June 30, 2017, we had outstanding 1,294,441 shares of Series A Preferred Stock, including 45,106 shares issued as pay-in-kind dividends (“PIK Shares”) on March 15, 2017 and 46,787 PIK Shares issued on June 15, 2017.

In July 2017, we amended the Certificate of Designation authorizing the issuance of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into common stock at a conversion price of $1.50, the offering price of the shares of common stock in the public offering of our shares of common stock consummated on July 12, 2017, subject to stockholder approval in accordance with the applicable rules of the NYSE MKT. In addition, the amendment to the Certificate of Designation eliminated the liquidation preference and quarterly dividend payable to holders of the Series A Preferred Stock. Holders of the Series A Preferred Stock now share ratably with the holders of the common stock on an as-converted basis (2.0325 shares of common stock for each share of Series A Preferred Stock held of record) with respect to dividends declared, paid or set aside for payment, assets available for distribution to stockholders upon the liquidation, dissolution or winding up of our affairs, in addition to voting upon the election of directors and other matters submitted to stockholders for approval, except for matters requiring a class vote of the holders of the Series A Preferred Stock specified in the Certificate of Designation or under applicable law. At a meeting on July 24, 2017, our Board of Directors adopted a further amendment to the Certificate of Designation, subject to approval by holders of a majority of the outstanding shares of Series A Preferred Stock, to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into shares of common stock at a conversion price of $1.50 per share if stockholders do not approve the Restructuring Transactions at our 2017 Annual Meeting of Stockholders.

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, we received gross proceeds of $4,775,000 from the sale of our 8% Notes, together with warrants to purchase a total of 383,032 shares of our common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the 8% Notes offerings, we issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our common stock. Of the $5,147,000 principal amount of 8% Notes issued in connection with the Note Offerings, $2,781,000 principal amount is due November 30, 2018 (the “2018 Notes”) and $2,366,000 principal amount is due January 31, 2019 (the “2019 Notes”). Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the Loan Facility.

Interest on the outstanding principal of the 2018 Notes is payable quarterly commencing February 28, 2017 at the annual rate of 8%, in cash, or if we are prohibited by applicable law or PNC, our principal lender under our Loan Facility, from paying interest in cash, or we otherwise elect to do so, we may pay accrued interest, in additional 2018 Notes (“PIK Notes”), provided that if accrued interest with respect to the 2018 Notes issued in December 2018 (which represented approximately$1,269,000 in principal amount when issued in December 2016, and as of May 31, 2017, represented approximately $1,336,770 in principal amount after giving effect to the issuance of PIK Notes ) is paid in additional 2018 Notes, interest for that quarterly interest payment will be calculated at the rate of 12% per annum. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing May 31, 2017, in cash, or if we are prohibited by applicable law or PNC, our principal lender under our Loan Facility, from paying interest in cash, or we otherwise elect to do so, we may pay accrued interest, in additional 2019 Notes. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

Since covenant defaults under our Loan Facility have prohibited us from paying accrued interest in cash on our 8% Notes, we have paid accrued interest on the 8% Notes through the issuance of additional Notes.

On February 28, 2017, we issued an additional $61,596 principal amount of 2018 Notes in lieu of cash payment of accrued interest for the period then ended and on May 31, 2017 we issued 2018 Notes and 2019 Notes in the aggregate principal amounts of $68,871 and $72,285, respectively, in lieu of cash payment of accrued interest for the period then ended. As of June 30, 2017, we had outstanding $5,359,420 principal amount of our 8% Notes, including $2,911,135 principal amount of 2018 Notes and $2,448,285 principal amount of 2019 Notes.

The outstanding principal amount plus accrued interest on the 8% Notes is convertible at the option of the holder into shares of common stock at conversion prices ranging from $2.25 to $4.00 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

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

Loans from Principal Stockholders

Recent Loans from Principal Stockholders

On March 17, 2017, we borrowed $200,000 and $300,000 from each of Michael N. Taglich and Robert F. Taglich, respectively, directors and principal stockholders of our company, and issued our promissory notes in the principal amounts of $200,000 and $300,000, respectively, to evidence our obligation to repay that indebtedness (the “Taglich Notes”). The Taglich Notes bear interest at the rate of 7% per annum and are payable on March 17, 2017. The Taglich Notes have been amended to provide for the automatic conversion of the indebtedness evidenced thereby into shares of common stock at a conversion price of $1.50 per share, the public offering price of the shares of our common stock sold in the Public Offering, following the stockholder vote on the Restructuring Transactions at our 2017 Annual Meeting of Stockholders, even if the Restructuring Transactions are not approved by stockholders in accordance with applicable rules of the NYSE MKT.

On May 2 and May 10, 2017, we borrowed an aggregate of $1,500,000 from Michael N. Taglich and Robert F. Taglich, each of whom loaned us $750,000. The demand loans were exchanged for May 2018 Notes in the same principal amount of indebtedness.

May Note Financing

On May 12 and May 19, 2017, we issued and sold to a total of 17 accredited investors (including Michael N. Taglich and Robert F. Taglich individually and a partnership of which they are partners), our May 2018 Notes in the aggregate principal amount of $4,158,624, together with warrants to purchase an aggregate of 501,039 shares of common stock, for gross proceeds (net of the exchange of indebtedness totaling $1,503,288 due to Michael N. Taglich and Robert F. Taglich for working capital advances made on May 2 and 10, 2017) of $2,534,196. Roth Capital LLC and Taglich Brothers acted as placement agents in connection with the sale of the May 2018 Notes and warrants for which they are to be paid commissions in the aggregate amount of $191,155.

The May 2018 Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the May 2018 Notes purchased. The principal amount of each May 2018 Note will be increased by 2% for each 30 days it remains outstanding commencing August 1, 2017. Upon the occurrence of, and during the continuance of an Event of Default (as defined in the May 2018 Notes), the May 2018 Notes will accrue late interest at the rate of 10% per annum. Payment of the principal and accrued interest, if any, on the May 2018 Notes is junior and subordinate in right of payment to our indebtedness under the Loan Facility.

The principal amount, together with accrued interest, if any, of the May 2018 Notes, when issued, were convertible into shares of common stock until November 12, 2017 at a conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the May 2018 Notes) of the common stock during the five consecutive trading day period ending on the trading day immediately preceding the day of a request by the holder for conversion of the May 2018 Note. We have the right to redeem all, or a portion of (on a pro rata basis), the May 2018 Notes upon written notice to the holders not less than three trading days prior to the applicable redemption date.

We issued warrants to purchase 501,039 shares of common stock as part of the private placement of the May 2018 Notes. The warrants, when issued, were exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In accordance with the terms of the warrants, the exercise price was reduced to $1.50 per share, the public offering price of the shares of common stock sold in the Public Offering.

Effect of Public Offering and Restructuring Transactions on our Capitalization

On July 12, 2017, we sold 5,175,000 shares of common stock at a price of $1.50 per for gross proceeds of $7,762,500 in the Public Offering. We received net proceeds of approximately $6,819,125 from the sale of our shares in the Public Offering, of which approximately $4,000,000 was used to pay outstanding trade payable, $463,501 was used to redeem an equal principal amount of May 2018 Notes at a redemption price of 100% of the principal amount thereof and approximately $2,355,624 was added to our working capital.

In connection with the Public Offering, approximately $1,860,908 aggregate principal amount of the May 2018 Notes were converted into an aggregate of 1,240,605 shares of our common stock at a conversion price of $1.50 per share, the public offering price of the shares sold in the Public Offering.

In addition, the Restructuring Transactions, described below, contemplated by the Public Offering, are to be effected at a conversion price of $1.50 per share, the public offering price of the shares sold in the Public Offering, following a stockholder vote thereon at our 2017 Annual Meeting of Stockholders, which we expect to hold in October 2017:

•	Holders of an additional $1,834,214 aggregate principal amount of May 2018 Notes have agreed to convert their 2018 Notes into additional 1,222,809 shares of common stock.

•	Holders of our outstanding 1,294,441 shares of Series A Preferred Stock will be automatically converted into 8,629,606 shares of common stock.

•	The Taglich Notes in the principal amount of $500,000, together with accrued interest thereon, will automatically be converted into approximately 346,944 shares of common stock.

Upon consummation of the Restructuring Transactions, we will have outstanding approximately 24,452,179 shares of common stock and no shares of preferred stock. In addition, other than the indebtedness under our Loan Facility, which as of June 30 2017, was approximately $24,014,000, our only other indebtedness for money borrowed is the indebtedness for our 8% Notes, which as of June 30, 2017 was $5,359,420.

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(Unaudited)
Cash provided by (used in)
Operating activities	$(3,396)	$(692)
Investing activities	3,479	(924)
Financing activities	(961)	2,391
Net (decrease) increase in cash and cash equivalents	$(878)	$775

Cash Provided By (Used In) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2017, our net cash used by operating activities of $3,396,000 was comprised of a net loss of $3,126,000 offset by a negative adjustment of $2,788,000 provided by changes in operating assets and liabilities, plus a net positive adjustment for non-cash items of 2,518,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $1,442,000, amortization of capitalized engineering costs, intangibles and other items of $1,466,000. These non-cash items were offset by $19,000 of deferred gain on the sale of real estate, forfeiture of non-cash compensation of $73,000, bad debt recovery of $10,000. The net decrease in operating assets and liabilities consisted of a net increase in operating assets of $1,421,000 and a net decrease in operating liabilities of $1,367,000. The net increase in operating assets was comprised of an increase in accounts receivable of $1,846,000 due to the timing of shipments to and cash receipts from customers, an decrease in prepaid expenses and other assets of $126,000, an increase in deposits and other assets of $323,000, a decrease in prepaid taxes of 360,000 and decrease in inventory of $262,000. The net decrease in operating liabilities was comprised of decreases in accounts payable and accrued expenses of $1,141,000 due to the timing of the receipt and payment of invoices, and increases in deferred rent of $17,000 and a decrease of deferred revenue of $243,000.

For the year ended December 31, 2016, our net cash used in operating activities of $692,000 was comprised of a net loss of $15,623,000 offset by a $6,712,000 positive adjustment provided by changes in operating assets and liabilities plus a net positive adjustment for non-cash items of $8,219,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $3,347,000, amortization of capitalized engineering costs, intangibles and other items of $2,229,000, bad debt expense of $274,000, representing amounts reserved for as potentially uncollectible, and non-cash compensation of $167,000, deferred income taxes of $2,063,000, loss on sale of fixed assets held for sale of $5,000, loss on extinguishment of debt of $172,000, and prepaid taxes of $126,000. These non-cash items were offset by $38,000 of deferred gain on the sale of real estate. The increase in operating assets and liabilities consisted of a net decrease in operating assets of $2,045,000 and a net increase in operating liabilities of $4,667,000. The increase in operating assets was comprised of an increase in inventory of $2,902,000, and a net decrease in prepaid expenses and other current assets, and deposits and other assets of $394,000, partially offset by a decrease in accounts receivable of $4,616,000. The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $4,495,000 due to the timing of the receipt and payment of invoices, an increase in deferred rent of $82,000, and an increase in deferred revenue of $84,000, partially offset by, an increase in income taxes payable of $6,000.

Cash Provided By (Used in) Investing Activities

Cash provided by investing activities consists of capital expenditures for property and equipment, capitalized engineering costs and the cash received from the businesses we sold. A description of capitalized engineering costs can be found below and in Note 2 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2016.

For the six months ended June 30, 2017, cash provided by investing activities was $3,479,000. This was comprised of the proceeds from the sale of the AMK subsidiary of $4,260,000 offset by $483,000 for capitalized engineering costs and $298,000 for the purchase of property and equipment.

For the year ended December 31, 2016 net cash used in investing activities was $924,000. This was comprised of $963,000 for capitalized engineering costs, $1,632,000 for the purchase of property and equipment, partially offset by $1,671,000 in proceeds from the sale of fixed assets.

Cash Provided By (Used In) Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable.

For the six months ended June 30, 2017, cash used by financing activities was $961,000. This was comprised of repayments of $2,439,000 on our term loan, $4,589,000 on our revolving loans, $620,000 on our capital lease obligations, as well as the PNC Amendment fee of $50,000, offset by proceeds from notes payable issuances of $2,553,000 and $4,184,000.

For the year ended December 31, 2016, net cash provided by financing activities was $2,391,000. This was comprised of proceeds of $4,500,000 and $3,695,000 from the issuance of notes, proceeds from the issuance of Series A Preferred Stock of $5,250,000, reduced by repayments of $5,211,000 under our revolving credit facility, repayments on our term loans of $3,184,000, repayments under our capital leases of $1,226,000, expense for issuance of preferred stock of $663,000, expense for issuance of debt offering of $547,000 and deferred financing costs of $223,000.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

Going Concern

We suffered net losses from operations of $1,717,000 and $10,789,000 and net losses of $3,126,000 and $15,623,000, respectively, for the six months ended June 30, 2017 and the year ended December 31, 2016. We also had negative cash flows from operations for the six months ended June 30, 2017. In addition, in 2015 we ceased paying dividends on our common stock and in 2016 disposed of the real estate on which one of our operating subsidiaries was located through a sale leaseback transaction, and in January 2017 sold this operating subsidiary. During the year ended December 31, 2016 and subsequent thereto, we sold debt and equity securities to secure funds to operate. Since September 2016, we have been issuing additional shares of Series A Preferred Stock in lieu of cash payment of accrued dividends on outstanding shares of Series A Preferred Stock and since February 2017 have issued additional convertible notes in lieu of cash payment of accrued interest on outstanding convertible notes.

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine (9) months and that we maintain EBITDA of not less than $345,000 for the period ending June 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and March 31, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017.

The continuation of our business is dependent upon our ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. Although no assurances can be given, management believes that the net proceeds derived from the public offering of 5,175,000 shares of our common stock completed in July 2017, together with borrowings under the Loan Facility and anticipated cash flow, should provide the necessary funding for us to continue as a going concern for the foreseeable future. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 50% of the inventory value at June 30, 2017 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period. The remainder of the inventory value at June 30, 2017 is estimated based on the Company’s standard cost perpetual inventory system. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company valued inventory at December 31, 2016 at the lower of cost on a first-in-first-out basis or market.

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of June 30, 2017 and December 31, 2016.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and in the section entitled “Risk Factors” in our Registration Statement on Form S-1 (Registration No. 333- 219490) filed on July 26, 2017 and declared effective on August 4, 2017 (the “Resale registration Statement”), which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2016 Form 10-K and the Resale Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Sales of Unregistered Equity Securities.

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any unregistered equity securities during the period covered by this Report.

On August 9, 2017, we issued 67,000 shares of common stock to Eaton & Van Winkle LLP, our attorneys, having a value of $93,800 based upon the closing price of our common stock on August 8, 2017, $1.40, the trading date immediately preceding the date the shares were issued in satisfaction of a portion of our indebtedness to Eaton & Van Winkle LLP. The shares were issued pursuant to an exemption from registration afforded by Section 4(a) (2) of the Securities Act and were endorsed with a customary Securities Act legend.

On August 3, 2017, we issued 6,000 shares of our common stock to an employee pursuant to an agreement entered into concurrent with the acquisition of Sterling Engineering. The shares had a value of $8,400 based upon a closing price of $1.40 on the day immediately preceding their issuance. The shares were issued pursuant to an exemption from registration afforded by Section 4(a) (2) of the Securities Act and were endorsed with a customary Securities Act legend

 Item 6. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement dated July 7, 2017 with Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed on July 26, 2017 and declared effective on August 4, 2017).

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment to Certificate of Designation increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2016 filed on May 1, 2017).

3.4	Certificate of Amendment to Certificate of Designation providing for the automatic conversion of the outstanding shares of Series A Preferred Stock upon completion of Public Offering, subject to stockholder approval in accordance with the applicable rule of the NYSE MKT, and eliminating liquidation preference and preferential dividend payable to holders of the Series A Stock filed with the Secretary of state of Nevada on July 12, 2017 (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed July 13, 2017).

3.5	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2017 filed on June 2, 2017).

4.16	Form of warrant issued to purchasers of the Company’s Subordinated Convertible Notes due May 12, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.20	Fifteenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-217582) filed on June 19, 2017).

Agreements With Officers, Directors and Related Persons

10.54	Amended promissory note in the principal amount of $200,000 payable to Michael N. Taglich (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed on July 26, 2017 and declared effective on August 4, 2017).

10.55	Amended promissory note in the principal amount of $300,000 payable to Robert Taglich (incorporated herein by reference to Exhibit 10.55 to the Company’s to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed on July 26, 2017 and declared effective on August 4, 2017).

Agreements Relating to Issuance of Securities

10.73	Securities Purchase Agreement dated May 12, 2017 by and among the Company and the Buyers of the Company’s Subordinated Convertible Notes due May 10, 2017 and Warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

10.74	Form of Subordinated Convertible Note due May 12, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2017).

Equity Incentive Plans

10.79	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed on July 26, 2017 and declared effective on August 4, 2017).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Exchange Act.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

 ______________

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2017

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (Principal Financial Officer)

44