Form 10-Q
period 2017-09-30
AIR INDUSTRIES GROUP
filed 2017-11-14
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission file number 001-35927

Air Industries Group

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0948413 (IRS Employer Identification No.)

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

As of November 13, 2017, the registrant had outstanding 23,282,831 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements	Page No.

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and 2016 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

AIR INDUSTRIES GROUP
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$408,000	$1,304,000
Accounts receivable, net of allowance for doubtful accounts of $671,000 and $756,000, respectively	10,039,000	8,050,000
Inventory	39,242,000	39,851,000
Prepaid expenses and other current assets	550,000	557,000
Prepaid taxes	21,000	409,000
Assets held for sale, net	—	6,050,000
Total current assets	50,260,000	56,221,000

Property and equipment, net	10,773,000	12,219,000
Capitalized engineering costs - net of accumulated amortization of $5,236,000 and $4,957,000, respectively	2,073,000	1,627,000
Deferred financing costs, net, deposits and other assets	2,152,000	1,096,000
Intangible assets, net	1,124,000	1,754,000
Goodwill	9,883,000	9,883,000

Total Assets	$76,265,000	$82,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and capitalized lease obligations - current portion	$23,190,000	$32,913,000
Notes payable – related party – current portion	500,000	1,086,000
Accounts payable and accrued expenses	12,212,000	16,160,000
Deferred gain on gale - current portion	38,000	38,000
Deferred revenue	1,226,000	946,000
Liabilities directly associated with assets held for sale	—	2,155,000
Income Taxes Payable	20,000	20,000
Total current liabilities	37,186,000	53,318,000

Notes payable and capitalized lease obligations - net of current portion	5,270,000	2,971,000
Notes payable - related party - net of current portion	1,763,000	—
Deferred gain on sale - net of current portion	304,000	333,000
Deferred rent	1,316,000	1,288,000
Total Liabilities	45,839,000	57,910,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock - par value $.001 - authorized 3,000,000 shares:
Shares designated as Series A convertible preferred stock, par value $.001, authorized 2,000,000 shares, 1,294,441 shares and 1,202,548 shares issued and outstanding at September 30 , 2017 and December 31, 2016, respectively, aggregate liquidation preference $12,944,410 and $12,025,480, respectively	1,000	1,000

Common stock - par value $. 001 - authorized 25,000,000 shares, 14,252,820 and 7,650,165 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	14,000	7,000
Additional paid-in capital	67,397,000	55,862,000
Accumulated deficit	(36,986,000)	(30,980,000)
Total Stockholders' Equity	30,426,000	24,890,000

Total Liabilities and Stockholders' Equity	$76,265,000	$82,800,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$17,278,000	$15,710,000	$50,515,000	$50,257,000

Cost of sales	15,121,000	13,713,000	42,737,000	41,284,000

Gross profit	2,157,000	1,997,000	7,778,000	8,973,000

Operating expenses	3,038,000	4,302,000	10,376,000	12,896,000

Loss from operations	(881,000)	(2,305,000)	(2,598,000)	(3,923,000)

Interest and financing costs	(1,877,000)	(894,000)	(3,645,000)	(1,771,000)

Loss on extinguishment of debt	(150,000)	(172,000)	(150,000)	(172,000)

Gain on sale of subsidiary	50,000	—	338,000	—

Other income (expense), net	7,000	4,000	(121,000)	35,000

Loss before income taxes	(2,851,000)	(3,367,000)	(6,176,000)	(5,831,000)

(Benefit) expense from income taxes	(29,000)	1,320,000	170,000	2,102,000

Net loss	(2,880,000)	(2,047,000)	(6,006,000)	(3,729,000)

Less: cumulative preferred stock dividends	—	(252,000)	(913,000)	(334,000)

Net loss attributable to common stockholders	$(2,880,000)	$(2,299,000)	$(6,919,000)	$(4,063,000)

Loss per share - basic	$(0.21)	$(0.30)	$(0.51)	$(0.54)
Loss per share - diluted	$(0.21)	$(0.30)	$(0.51)	$(0.54)

Weighted average shares outstanding - basic	13,463,372	7,610,220	13,463,372	7,594,215
Weighted average shares outstanding - diluted	13,463,372	7,610,220	13,463,372	7,594,215

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(6,006,000)	$(3,729,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	2,026,000	2,808,000
Amortization of intangible assets	630,000	960,000
Amortization of capitalized engineering costs	278,000	280,000
Bad debt expense (recovery)	(10,000)	(3,000)
Non-cash compensation expense/(forfeiture of unamortized stock compensation)	9,000	126,000
Amortization of deferred financing costs	179,000	356,000
Deferred gain on sale of real estate	(29,000)	(29,000)
(Gain) loss on sale of subsidiary	(338,000)	5,000
Deferred income taxes	—	(2,145,000)
Loss on extinguishment of debt	150,000	172,000
Amortization of debt discount on convertible notes payable	1,544,000	184,000

Changes in Assets and Liabilities
(Increase) decrease in operating assets:
Accounts receivable	(1,979,000)	3,730,000
Inventory	609,000	(6,389,000)
Prepaid expenses and other current assets	7,000	285,000
Prepaid Taxes	388,000	—
Deposits and other assets	(1,185,000)	(199,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,335,000)	2,356,000
Deferred rent	28,000	10,000
Deferred revenue	280,000	112,000
Income taxes payable	—	(14,000)
Net cash used in operating activities	(7,754,000)	(1,124,000)

Cash flows from investing activities:
Capitalized engineering costs	(724,000)	(644,000)
Purchase of property and equipment	(607,000)	(1,341,000)
Proceeds from sale of fixed assets	—	1,671,000
Proceeds from sale of subsidiary	4,260,000	—
Net cash provided by (used in) investing activities	2,929,000	(314,000)

Cash flows from financing activities:
Note payable - revolver, net	(6,316,000)	(3,782,000)
Payments of note payable - term loans	(2,808,000)	(2,814,000)
Capital lease obligations	(933,000)	(908,000)
Proceeds from notes payable issuances - related party	2,553,000	2,900,000
Proceeds from notes payable issuances	4,184,000	2,720,000
Payments of notes payable issuances	(463,000)	—
Deferred financing costs	(50,000)	(199,000)
Expense for issuance of preferred stock	—	(663,000)
Expense for issuance of convertible debt	—	(298,000)
Proceeds from the issuance of common stock	7,762,000	—
Proceeds from the issuance of preferred stock	—	5,250,000
Net cash provided by financing activities	3,929,000	2,206,000

Net increase (decrease) in cash and cash equivalents	(896,000)	768,000
Cash and cash equivalents at beginning of year	1,304,000	529,000
Cash and cash equivalents at end of period	$408,000	$1,297,000

Supplemental cash flow information:
Cash paid during the period for interest	$1,684,000	$1,678,000
Cash paid during the period for income taxes	$—	$13,000
Supplemental disclosure of non-cash transactions:
Common stock issued for notes payable-related party	$1,754,000	$—
Preferred stock issued for notes payable-related party	$—	$1,750,000
Preferred shares issued for PIK dividends	$913,000	$334,000
Acquisition of property and equipment financed by capital lease	$—	$2,096,000
Issuance of Convertible notes payable - related party	$1,885,000	$—
Placement agent warrants issued	$85,000	$26,000

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. (“WMI” or “Welding”), Miller Stuart, Inc. (“Miller Stuart”) until its merger into WPI, Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”) until its merger into WPI, Decimal Industries, Inc. (“Decimal”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), until sold in January 2017, Air Realty Group, LLC (“Air Realty”), The Sterling Engineering Corporation (“Sterling”), and Compac Development Corporation (“Compac”), (together, the “Company ”).

Going Concern

The Company suffered losses from operations of $2,598,000 and $10,789,000 and net losses of $6,006,000   and $15,623,000, respectively, for the nine months ended September 30, 2017, and the year ended December 31, 2016. The Company also had negative cash flows  from operations for the nine months ended September 30, 2017. In addition, in 2015 the Company ceased paying dividends on its common stock and in 2016 it disposed of the real estate on which one of its operating subsidiaries is located through a sale leaseback transaction, and in January 2017 sold of one of its operating subsidiaries to raise funds for operations. The Company has had to sell its debt and equity securities to secure funds to operate its business and may have to continue to do so. From September 2016 through June 2017, the Company issued additional shares of its Series A Convertible Preferred Stock in lieu of cash payment of accrued dividends on its outstanding shares of Series A Convertible Preferred Stock and in February 2017, May 2017 and August 2017, it issued additional convertible notes in lieu of cash payment of accrued interest on its outstanding convertible notes.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

Reclassifications

Certain account balances in 2016 have been reclassified to conform to the current period presentation.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Upon the merger of Miller-Stuart into Welding, Welding became a manufacturer of aerospace components specializing in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Upon the merger of Woodbine into Welding, Welding became a manufacturer of aerospace components whose customers include major aircraft component suppliers. Decimal is a manufacturer of aerospace components specializing in welded and brazed chassis structures housing electronics in aircraft whose customers include major aircraft component suppliers. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. Sterling manufactures components for aircraft and ground turbine engines. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference – Electro-Magnetic Interference) shielded enclosures for electronic components. The Company’s customers are primarily publicly traded companies in the aerospace and other industries.

Inventory Valuation

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 50% of the inventory value at September 30, 2017 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at September 30, 2017 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company valued inventory at December 31, 2016 at the lower of cost on a first-in-first-out basis or market.

	September 30, 2017	December 31, 2016
	(Unaudited)
Raw Materials	$7,388,000	$7,031,000
Work in Process	24,981,000	25,635,000
Finished Goods	12,177,000	11,751,000
Inventory Reserve	(5,304,000)	(4,566,000)
Total Inventory	$39,242,000	$39,851,000

Credit and Concentration Risks

There were four customers that represented 67.9% and one customer that represented 14.2% of total net sales for the three months ended September 30, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Net Sales
	2017	2016
	(Unaudited)	(Unaudited)
1	19.4	14.2
2	21.8	*
3	16.6	*
4	10.1	*

* Customer was less than 10% of net sales for the three months ended September 30, 2016

There were three customers that represented 55.4% and four customers that represented 53.3% of total net sales for the nine months ended September 30, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Net Sales
	2017	2016
	(Unaudited)	(Unaudited)
1	20.2	11.9
2	18.1	19.8
3	17.1	10.7
4	*	10.9

* Customer was less then 10% of net sales for the nine months ended September 30, 2017

There were three customers that represented 60.7% of gross accounts receivable and one customer that represented 19.9% of gross accounts receivable at September 30, 2017 and December 31, 2016, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June	December
	2017	2016
	(Unaudited)
1	25.3	19.9
2	23.8	*
3	11.6	*

* Customer was less than 10% of Gross Accounts Receivable at December 31, 2016

During the nine months ended September 30, 2017 and 2016, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	13,463,372	7,610,220	13,463,372	7,594,215
Effect of dilutive stock options and warrants	—	—	—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	13,463,372	7,610,220	13,463,372	7,594,215

The following table sets forth securities which were excluded from the diluted per share calculation because the conversion price or the exercise price was greater than the average market price of the common shares:

	Three and Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Convertible preferred stock	2,630,953	1,488,396
Stock options	516,342	443,648
Warrants	1,479,212	519,573
Unvested restricted stock	—	52,000
	4,626,507	2,503,617

The following table sets forth securities which were excluded from the diluted per share calculation for the nine months ended September 30, 2017 and 2016 even though the exercise price was less than the average market price of the common shares and unvested restricted stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Convertible preferred stock	—	—
Stock options	—	202,694
Warrants	—	—
Unvested restricted stock	—	—
	—	202,694

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $82,000 and $43,000 for the three months ended September 30, 2017 and 2016, respectively and $9,000 and $126,000 for the nine months ended September 30, 2017 and 2016, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $9,883,000 at September 30, 2017 and December 31, 2016 relates to the acquisitions of Welding $291,000, NTW $162,000, Woodbine $2,565,000, Eur-Pac $1,656,000, ECC $109,000, Sterling $4,540,000 and Compac $560,000. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The  Company has determined that there has been no impairment  of goodwill at September 30, 2017; however, based on year-to-date performance, goodwill is at risk of impairment. During the three months ended December 2017, the Company will conduct its annual goodwill impairment testing.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. We intend to adopt the New Revenue Standard effective January 1, 2018.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2018 (also known as the modified retrospective approach). The Company intends to adopt the standard using the modified retrospective approach, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

The Company currently recognizes the majority of its revenues based on shipment of products (at a point in time). Currently, some contracts the Company enters into with customers are accounted for on a percentage of completion basis. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit are recognized using the percentage-of-completion cost-to-cost method to measure progress. For contracts that require the Company to produce a substantial number of similar items without a significant level of development, the Company currently records revenue and profit using the percentage-of-completion units-of-delivery method as the basis for measuring progress on the contract.

Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). We may also have more performance obligations in our contracts under ASC 606, which may impact the timing of recording sales and operating profit, including those where sales recognition is deferred pending the incurrence of costs.

The Company has not completed its assessment of the effects of the new revenue standard, and has not determined whether adopting ASU 2014-09 will have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842) . The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, the lease is treated as operating. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases and lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect that upon adoption we will recognize ROU assets and lease liabilities and will be assessing the impact on our financial position and results of operations. We do not expect the ASU to have a material impact on our cash flows or results of operations.

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

At the Company’s Annual Meeting of Stockholders on October 3, 2017 (the “Annual Meeting”), stockholders approved the following stock issuances of common stock upon the conversion of outstanding securities at a conversion price of $1.50 per share, the public offering price of the shares of the Company’s common stock in the public offering completed on July 12, 2017 (the “Public Offering”), which issuances were contemplated as part of a restructuring of the Company’s capitalization:

•	1,222,809 shares upon conversion of $1,834,214 principal amount of May 2018 Notes.

•	8,629,606 shares upon conversion of the outstanding 1,294,441 shares of Series A Preferred Stock.

•	346,992 shares upon the conversion of the Company’s 7% subordinated convertible notes in the original principal amount of $200,000 and $300,000 payable to Michael N. Taglich and Robert F. Taglich, respectively, together with accrued interest thereon.

At the Annual Meeting, stockholders also approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares and approved the Company’s 2017 Equity Incentive Plan authorizing the issuance of up to 1,200,000 shares pursuant to the Plan.

Note 3.   PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016	Depreciable Lives
	(Unaudited)
Land	$300,000	$300,000
Buildings and improvements	1,650,000	1,650,000	31.5 years
Machinery and equipment	13,428,000	13,340,000	5 - 8 years
Capital lease machinery and equipment	6,265,000	6,265,000	3 - 5 years
Tools and instruments	7,985,000	7,520,000	1.5 - 7 years
Automotive equipment	195,000	195,000	5 years
Furniture and fixtures	438,000	438,000	5 - 8 years
Leasehold improvements	997,000	966,000	Term of Lease
Computers and software	519,000	519,000	4 - 6 years
Total property and equipment	31,777,000	31,193,000
Less: accumulated depreciation	(21,004,000)	(18,974,000)
Property and equipment, net	$10,773,000	$12,219,000

Depreciation expense for the three months ended September 30, 2017 and 2016 was approximately $584,000 and $957,000, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 were approximately $2,026,000 and $2,808,000, respectively. Assets held under capitalized lease obligations are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2017 and 2016. Accumulated depreciation on these assets was approximately $3,261,000 and $2,320,000 as of September 30, 2017 and December 31, 2016, respectively.

Note 4. INTANGIBLE ASSETS

The components of intangibles assets consisted of the following:

	September 30, 2017	December 31, 2016	Amortization Period
	(Unaudited)
Customer relationships	6,115,000	$6,115,000	5 to 14 years
Trade names	970,000	970,000	15 to 20 years
Technical know-how	660,000	660,000	10 years
Non-compete	150,000	150,000	5 years
Professional certifications	15,000	15,000	.25 to 2 years
Total intangible assets	7,910,000	7,910,000
Less: accumulated amortization	(6,786,000)	(6,156,000)
Intangible assets, net	$1,124,000	$1,754,000

Amortization expense for the three months ended September 30, 2017 and 2016 was approximately $49,000 and $320,000, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was approximately $630,000 and $960,000, respectively.

Note 5.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Revolving credit note payable to PNC Bank N.A. (“PNC”)	$18,077,000	$24,393,000
Term loans, PNC	3,841,000	6,649,000
Capital lease obligations	3,281,000	4,215,000
Related party note payable, net of debt discount	2,263,000	1,086,000
Notes payable (private placement), net of debt discount	3,261,000	627,000
Subtotal	30,723,000	36,970,000
Less: current portion of notes and capital lease obligations	(23,690,000)	(33,999,000)
	$7,033,000	$2,971,000

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

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three- quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan, inclusive of the excess advance, was $18,077,000 and $24,393,000, as of September 30, 2017 and December 31, 2016, respectively. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

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

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine (9) months and that we maintain EBITDA of not less than $345,000 for the period ending September 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. As of September 30, 2017, the Company was not in compliance with our Fixed Charge Coverage Ratio covenant. The failure to satisfy the foregoing covenants would constitute a default under the Loan Facility and PNC at its option could give notice to the Company that all amounts under the Loan Facility are immediately due and payable, and accordingly all amounts due under the loan facility have been classified as current, as of September 30, 2017. In addition, the amendment reduces the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of September 30, 2017, our debt to PNC in the amount of $21,918,000 consisted of the revolving credit loan in the amount of $18,077,000 (inclusive of the excess advance) and the term loan in the amount of $3,841,000. As of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loan due to PNC in the amount of $6,649,000.

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

As of September 30, 2017, the scheduled future minimum principal payments for the term loan are as follows, however as discussed above, the balance of the term loan has been classified as current:

For the twelve months ending	Amount
September 30, 2018	$1,478,000
September 30, 2019	1,478,000
September 30, 2020	885,000
PNC Term Loans Payable	3,841,000
Short term portion	(3,841,000)
Long-term portion	$—

Interest expense related to these credit facilities amounted to approximately $1,660,000 and $1,365,000  for the nine months ended September 30, 2017 and 2016, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $3,282,000 and $4,215,000 as of September 30, 2017 and December 31, 2016, respectively, with various interest rates ranging from approximately 4% to 14%.

As of September 30, 2017, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
September 30, 2018	$1,441,000
September 30, 2019	1,264,000
September 30, 2020	780,000
September 30, 2021	41,000
September 30, 2022	2,000
Total future minimum lease payments	3,528,000
Less: imputed interest	(239,000)
Less: current portion	(1,280,000)
Total Long Term portion	$2,009,000

Related Party Transactions and Notes Payable

Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $2,263,000 and  $1,086,000, as of September 30, 2017 and December 31, 2016, respectively.

On March 17, 2017, the Company borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, directors and principal stockholders of our company, and issued promissory notes in the principal amounts of $200,000 and $300,000 to Michael Taglich and Robert Taglich, respectively, to evidence our obligation to repay that indebtedness. The notes bore interest at the rate of 7% per annum. The notes have been converted into 346,992 shares of common stock.

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

On February 28, 2017, the Company issued an additional $61,596 principal amount of 2018 Notes in lieu of cash payment of accrued interest for the interest period then ended, on May 31, 2017 the Company issued 2018 Notes and 2019 Notes in the aggregate principal amounts of $68,872 and $72,285, respectively, in lieu of cash payment of accrued interest for the interest period then ended, and on August 31, 2017, the Company issued 2018 Notes and 2019 Notes in the aggregate principal amounts of $58,224 and $48,966, respectively, in lieu of cash payment of accrued interest for the interest period then ended. As of September 30, 2017, the Company had outstanding $5,466,600 principal amount of 8% Notes, including $2,969,359 principal amount of 2018 Notes and $2,497,251 principal amount of 2019 Notes.

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

The principal amount, together with accrued interest, if any, of the May 2018 Notes, when issued, were convertible into shares of common stock until November 12, 2017 at a conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the May 2018 Notes) of the common stock during the five consecutive trading day period ending on the trading day immediately preceding the day of a request by the holder for conversion of the May 2018 Note. The Company has the right to redeem all, or a portion of (on a pro rata basis), of the May 2018 Notes upon written notice to the holders not less than three trading days prior to the applicable redemption date. In connection with the Company’s July 2017 public offering of its common stock, approximately $1,754,215 principal amount of the May 2018 Notes were converted into 1,240,605 shares of common stock and $463,501 principal amount of May 2018 Notes were redeemed. The balance of the May 2018 Notes were converted into 1,222,809 shares of common stock pursuant to the restructuring approved by the Company’s stockholders at the Company’s Annual Meeting on October 3, 2017. Consequently no May 2018 Notes remain outstanding.

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

The Company recognized an aggregate debt discount on the May 2018 Notes of approximately $2.5 million, comprised of the allocation of proceeds to the warrants and recognition of the beneficial conversion feature. The debt discount is presented net of the May 2018 Note balance in the Condensed Consolidated Balance Sheets and is amortized to interest expense over the term of the May 2018 Notes using the effective interest method. The Company amortized approximately $179,000  to interest expense in the three months ended September 30, 2017.

Note 6.   STOCKHOLDERS' EQUITY

Issuance of Series A Preferred Stock and Related Financings

On  May 25, 2016, and June 1, 2016, the Company completed a private placement of 700,000 shares of our Series A Preferred Stock for $10.00 per share and received gross cash proceeds of $5,250,000, net of $1,750,000 principal amount of our promissory notes exchanged by Michael Taglich and Robert Taglich, two of our principal stockholders, for shares of Series A Preferred Stock. The Company had issued the promissory notes to Michael Taglich and Robert Taglich for amounts borrowed from September 2015 through May 2016. The September 2015 loan bore interest at the rate of 4% per annum and was to be paid on September 7, 2016. The other loans bore interest at the rate of 7% per annum and were to be repaid on June 30, 2016 , or, if earlier, upon the sale of the Company’s equity from which it derived proceeds of $1,800,000 or $2,000,000 depending upon the promissory notes issued.

Preferred Stock

The shares of Series A Preferred Stock have a stated value of $10.00 per share and are initially convertible into shares of common stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events). When issued, the dividend rate on the Series A Preferred Stock was 12% per annum, payable quarterly and was to increase to 15% per annum if we were to issue PIK Shares in lieu of payment of cash dividends payable until June 15, 2018. The dividend rate on the Series A Preferred Stock was originally to increase to 16% per annum after June 2018, 19% per annum to the extent dividends were paid in PIK Shares. In July 2017, the Company amended the Certificate of Designation authorizing the issuance of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into common stock at a conversion price of $1.50 per share, the offering price of the shares of common stock in the Public Offering, subject to stockholder approval in accordance with the applicable rules of the NYSE MKT. In addition, the amendment to the Certificate of Designation eliminated the liquidation preference and quarterly dividend payable to holders of the Series A Preferred Stock. Under the terms of the amendment, holders of the Series A Preferred Stock were to share ratably with the holders of the common stock on an as-converted basis (2.0325 shares of common stock for each share of Series A Preferred Stock held of record) with respect to dividends declared, paid or set aside for payment, assets available for distribution to stockholders upon the liquidation, dissolution or winding up of the Company’s affairs, in addition to voting upon the election of directors and other matters submitted to stockholders for approval, except for matters requiring a class vote of the holders of the Series A Preferred Stock specified in the Certificate of Designation or under applicable law.

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

As  of December 31, 2016, the Company had outstanding 1,202,548 shares of Series A Preferred Stock. As of September 30, 2017, we had outstanding 1,294,441 shares of Series A Preferred Stock, including 45,106 shares issued as pay-in-kind dividends (“PIK Shares”) on March 15, 2017 and 46,787 PIK Shares issued on June 15, 2017.

Common Stock

On July 12, 2017, the Company sold 5,175,000 shares of common stock at a price of $1.50 per for gross proceeds of $7,762,500 in an underwritten public offering (“Public Offering”) from which it derived net proceeds of $6,819,125, of which approximately $4,000,000 was used to pay outstanding trade payables, $463,501 was used to redeem an equal principal amount of the $4,158,624 principal amount of the May 2018 Notes and $2,355,624 was added to the Company’s working capital.

Note 7.   INCOME TAXES

The Company recorded no Federal income tax benefit for the nine months ended September 30, 2017 because there is a full valuation allowance on the incremental deferred tax assets created during the period. A tax benefit of approximately $1.6 million would have been recorded for the nine months ended September 30, 2017, had there not been a full valuation allowance. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, their ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of September 30, 2017 and December 31, 2016, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The benefit from income taxes for the nine months ended September 30, 2017 and 2016 is set forth below:

	2017	2016
	(Unaudited)	(Unaudited)
Current
Federal	$—	—
State	8,000	13,000
Prior Year (over)/under Accrual
Federal income tax refund	(178,000)	30,000
Total Current Expense	(170,000)	43,000
Deferred Tax Benefit	—	(2,145,000)
Net Benefit from Income Taxes	$(170,000)	(2,102,000)

Note 8.   SALE OF AMK

On January 27, 2017, the Company sold all of the outstanding shares of AMK to Meyer Tool, Inc. pursuant to a Stock Purchase Agreement dated January 27, 2017 for a purchase price of $4,500,000, net of a working capital adjustment of $(240,000), plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. The Company recorded a $338,000 gain on the sale of AMK. The gain on sale was the difference between the non-contingent payments and the carrying value of the disposed business. The Company has made an accounting policy decision to record the contingent consideration as it is determined to be realizable.

In  June 2017, the Company agreed to a final working capital adjustment with the buyer reducing the gain on sale from $ 451,000 to $338,000  for the six months ended June 30, 2017.

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

Oxford Tech. has sued Welding Metallurgy in the Connecticut Superior Court seeking $226,603 for commissions allegedly due for services rendered. In its complaint Oxford alleges breach of contract, unjust enrichment, and under certain Connecticut statutes. Those Connecticut statutes purportedly entitle it to double damages and attorneys' fees. It has also sued Air Industries Group under a veil piercing theory. The Company has filed a notice of appearance, and our answer is due at the end of November, with a statutory right to a 45 day extension beyond the current answer deadline. The litigation is in the preliminary stages and the Company intends to vigorously contest the claim.

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

Financial information about the Company’s operating segments for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$10,198,000	$9,254,000	$30,562,000	$27,022,000
Gross Profit	1,449,000	1,476,000	5,289,000	5,898,000
Pre Tax Loss	(90,000)	(963,000)	(383,000)	(856,000)
Assets	44,362,000	54,159,000	44,362,000	54,159,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	5,431,000	3,738,000	14,484,000	14,939,000
Gross Profit	775,000	674,000	2,735,000	3,068,000
Pre Tax Loss	(539,000)	(893,000)	(1,470,000)	(1,832,000)
Assets	19,722,000	19,562,000	19,722,000	19,562,000

TURBINE ENGINE COMPONENTS
Net Sales	1,649,000	2,718,000	5,469,000	8,296,000
Gross Profit	(67,000)	(153,000)	(246,000)	7,000
Pre Tax Loss	(614,000)	(1,248,000)	(2,110,000)	(2,900,000)
Assets	11,220,000	17,645,000	11,220,000	17,645,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pre Tax Income (Loss)	(1,608,000)	(263,000)	(2,213,000)	(243,000)
Assets	961,000	574,000	961,000	574,000

CONSOLIDATED
Net Sales	17,278,000	15,710,000	50,515,000	50,257,000
Gross Profit	2,157,000	1,997,000	7,778,000	8,973,000
Pre Tax Loss	(2,851,000)	(3,367,000)	(6,176,000)	(5,831,000)
Benefit from (Provision for) Income Taxes	(29,000)	1,320,000	170,000	2,102,000
Net Loss	(2,880,000)	(2,047,000)	(6,006,000)	(3,729,000)
Assets	$76,265,000	$91,940,000	$76,265,000	$91,940,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016, and our Registration Statement on Form S-1 (Registration No. 333-219490) declared effective on August 4, 2017, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The results of operations of the businesses we have acquired are included in our financial results from their respective dates of acquisition.

Selected Financial Information:

	Three Months Ended September 30,:		Nine Months Ended September 30,:
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$17,278,000	$15,710,000	$50,515,000	$50,257,000
Cost of sales	15,121,000	13,713,000	42,737,000	41,284,000
Gross profit	2,157,000	1,997,000	7,778,000	8,973,000
Operating expenses and interest costs	4,915,000	5,196,000	14,021,000	14,667,000
Other income (expense), net	7,000	4,000	(121,000)	35,000
Gain (loss) on sale of subsidiary	50,000	—	338,000	—
Benefit from (provision for) income taxes	(29,000)	1,320,000	170,000	2,102,000
Net Loss	$(2,880,000)	$(2,047,000)	$(6,006,000)	$(3,729,000)

Balance Sheet Data:

	September 30, 2017	December 31, 2016
	(Unaudited)
Cash and cash equivalents	$408,000	$1,304,000
Working capital	8,050,000	2,903,000
Total assets	76,265,000	82,800,000
Total stockholders’ equity	$30,426,000	$24,890,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net sales	$10,198,000	$9,254,000	$30,562,000	$27,022,000
Gross profit	1,449,000	1,476,000	5,289,000	5,898,000
Pre tax loss	(90,000)	(963,000)	(383,000)	(856,000)
Assets	44,362,000	54,159,000	44,362,000	54,159,000

AEROSTRUCTURES & ELECTRONICS
Net sales	5,431,000	3,738,000	14,484,000	14,939,000
Gross profit	775,000	674,000	2,735,000	3,068,000
Pre tax loss	(539,000)	(893,000)	(1,470,000)	(1,832,000)
Assets	19,722,000	19,562,000	19,722,000	19,562,000

TURBINE ENGINE COMPONENTS
Net sales	1,649,000	2,718,000	5,469,000	8,296,000
Gross profit	(67,000)	(153,000)	(246,000)	7,000
Pre tax loss	(614,000)	(1,248,000)	(2,110,000)	(2,900,000)
Assets	11,220,000	17,645,000	11,220,000	17,645,000

CORPORATE
Net sales	—	—	—	—
Gross profit	—	—	—	—
Pre tax income (loss)	(1,608,000)	(263,000)	(2,213,000)	(243,000)
Assets	961,000	574,000	961,000	574,000

CONSOLIDATED
Net sales	17,278,000	15,710,000	50,515,000	50,257,000
Gross profit	2,157,000	1,997,000	7,778,000	8,973,000
Pre tax income (loss)	(2,851,000)	(3,367,000)	(6,176,000)	(5,831,000)
Benefit from (Provision for) income taxes	(29,000)	1,320,000	170,000	2,102,000
Net loss	(2,880,000)	(2,047,000)	(6,006,000)	(3,729,000)
Assets	$76,265,000	$91,940,000	$76,265,000	$91,940,000

Results of Operations for the three months ended September 30, 2017

Net Sales:

Consolidated net sales for the three months ended September 30, 2017 were approximately $17,278,000, an increase of $1,568,000, or 10.0%, compared with $15,710,000 for the three months ended September 30, 2016. The three months ended September 30, 2016 included approximately $1,276,000 of revenue of AMK which was sold in January 2017. Without AMK the increase in revenue was $2,844,000 or 19.7%.

As indicated in the table below, four customers represented 67.9% and 14.2% of total net sales for the three months ended September 30, 2017 and 2016, respectively.

Customer	Percentage of Net Sales
	2017	2016
	(unaudited)	(unaudited)
GKN Aerospace	10.1	*
United States Department of Defense	16.6	*
Sikorsky Aircraft	19.4	14.2
Goodrich Landing Gear	21.8	*

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2017 was $2,157,000 an increase of approximately $160,000, or 8.0%, as compared to gross profit of $1,997,000 for the three months ended September 30, 2016. Consolidated gross profit as a percentage of sales was 12.5% and 12.7% for the three months ended September 30, 2017 and 2016, respectively. Gross profit from operations for AMK which was sold in January 2017 for the three months ended September 30, 2016 was approximately $ 64,000. Excluding AMK gross profit for the three months ended September 30, 2016 was 13.4%.

Operating Expenses:

Consolidated operating expenses for the three months ended September 30, 2017 were $3,038,000 and decreased by $1,264,000, or 29.4%, compared to $4,302,000 for the three months ended September 30, 2016. Operating expenses for AMK which was sold in January 2017 for the three months ended September 30, 2016 were approximately $ 267,000. Excluding AMK’s operating costs the decrease in operating costs were approximately $997,000 or 24.7%. The decrease in operating costs resulted from cost reduction programs instituted during the year.

Interest and financing costs for the three months ended September 30, 2017 were approximately $1,877,000, an increase of approximately $983,000, or 110.0%, compared to $894,000 for the three months ended September 30, 2016.

Loss before income taxes for the three months ended September 30, 2017 was $2,851,000, a decrease in the loss of $516,000, or 15.3% compared to the loss before income taxes of $3,367,000 for the three months ended September 30, 2016.

Net Loss:

Net loss for the three months ended September 30, 2017 was $2,880,000, an increase in the loss of $833,000, or 40.7%, compared to net loss of $2,047,000 for the three months ended September 30, 2016 for the reasons discussed above.

Results of Operations for the nine months ended September 30, 2017

Net Sales:

Consolidated net sales for the nine months ended September 30, 2017 were approximately $50,515,000, an increase of $258,000, or 0.5%, compared with $50,257,000 for the nine months ended September 30, 2016. Excluding AMK which was sold in January 2017, consolidated net sales were $50,098,000 and $46,683,000 for nine months ended September 30, 2017 and 2016, respectively, an increase of $3,415,000 or 7.3%.

As indicated in the table below, three customers represented 55.4% and four customers represented 53.3% of total net sales for the nine months ended September 30, 2017 and 2016, respectively.

Customer	Percentage of Net Sales
	2017	2016
	(Unaudited)	(Unaudited)
Sikorsky Aircraft	18.1	19.8
Goodrich Landing Gear	20.2	11.9
Northrop Grumman Corporation	*	10.9
United States Department of Defense	17.1	10.7

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2017 was $7,778,000 a decrease of approximately $1,195,000, or 13.3%, as compared to gross profit of $8,973,000 for the nine months ended September 30, 2016. Consolidated gross profit as a percentage of sales was 15.4% and 17.9% for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses:

Consolidated operating expenses for the nine months ended September 30, 2017 totaled approximately $10,376,000 and decreased by $2,520,000, or 19.5%, compared to $12,896,000 for the nine months ended September 30, 2016. Operating expenses for AMK which was sold in January 2017 for the nine months ended September 30, 2016 were approximately $611,000. Excluding AMK’s operating costs the decrease in operating costs was approximately $1,909,000 or 15.5%. The decrease in operating costs resulted from cost reduction programs instituted during the year.

Interest and financing costs for the nine months ended September 30, 2017 were approximately $3,645,000 an increase of approximately $1,874,000, or 105.8%, compared to $1,771,000 for the nine months ended September 30, 2016.

Loss before income taxes for the nine months ended September 30, 2017 was $6,176,000, an increase of $345,000, or 5.9%, compared to net loss before taxes of $5,831,000 for the nine months ended September 30, 2016.

The Company recognized a benefit for income taxes of approximately $170,000 for nine months ended September 30, 2017 compared to a benefit of approximately $2,102,000 for nine months ended September 30, 2016, a change of $1,932,000.

Net loss for the nine months ended September 30, 2017 was $6,006,000, a decrease in performance of $2,277,000, or 61.1%, compared to net loss of $3,729,000 for the nine months ended September 30, 2016.  The decrease in net income results primarily from the impact of the loss incurred at our Turbine Engine Components segment and the tax effects discussed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from third parties to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past eighteen months we have also relied upon our ability to borrow money from certain stockholders and raise debt and equity capital to support our operations. Should we continue to need to borrow funds from our principal stockholders or raise debt or equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing shareholders.

The Loan Facility has been amended many times during its term, most recently in January 2017 (the “Fourteenth Amendment”) and June 2017 (the “Fifteenth Amendment”).

The Loan Facility provides for a $33,000,000 revolving loan and a term loan with the initial principal amount of $7,387,854. As of December 31, 2016 there were outstanding excess advances under the revolver in the amount of $12,500,000, which we had agreed to reduce by $100,000 each week.

Under the terms of the Loan Facility, as amended, the revolving loan bears interest at (a) the sum of the Alternate Base Rate plus one and three-quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The advance rate with respect to our inventory is an amount equal to the lesser of (i) 75% of the eligible inventory, an increase from 50%, and (ii) 90% of the liquidation value of the eligible inventory, subject to the inventory sublimit of $12,500,000 and such reserves as PNC may deem proper.

The amount outstanding under the revolving loan (including excess advances) was $18,077,000 and $24,393,000, as of September 30, 2017 and December 31, 2016, respectively.

The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133 payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021.

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

The proceeds of the sale of AMK, net of a working adjustment in the amount of ($240,000), were applied as follows: $1,700,000 to the payment of the Term Loan, $1,800,000 to the payment of outstanding revolving loans, and $500,000 to the payment of existing accounts payable. The remaining $260,000 will be applied to outstanding accounts payable on a future date to be determined by PNC or used to reduce the revolving loans. The Fourteenth Amendment to the Loan Facility required that we maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, tested quarterly on a consolidated rolling twelve (12) month basis; however, for the quarter ending June 30, 2017, which was to be tested based upon the prior six (6) months, we were required to maintain a Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 and for the quarter ending September 30, 2017, which was to be tested based upon the prior nine (9) months, we were required to maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00. The amendment also reduced the amount to be paid weekly in repayment of excess advances under the revolving credit facility from $100,000 to $50,000 for each Monday during the months of January, February and March of 2017. Thereafter, the weekly payments were to return to $100,000 until such excess advances were repaid in full.

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine (9) months and that we maintain EBITDA of not less than $345,000 for the period ending June 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and March 31, 2017 and that we were not required to maintain a Fixed Charge Coverage Ratio and no testing was required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. In addition, the amendment reduces the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of September 30, 2017, we were not in compliance with our Fixed Charge Coverage Ratio covenant.

As of September 30, 2017, our outstanding indebtedness to PNC was $21,918,000 and consisted of revolving loans in the amount of $18,077,000 and the term loan of $3,841,000, as compared to December 31, 2016, when our debt to PNC was $31,042,000 and consisted of revolving loans of $24,393,000 and the term loan of $6,649,000. In addition, as of September 30, 2017 we had capitalized lease obligations to third parties of $3,282,000, as compared to capitalized lease obligations of $4,215,000 as of December 31, 2016.

Significant Transactions Since January 1, 2017 Which Have Impacted Our Liquidity

Dispositions

On January 27, 2017, we sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017, for a purchase price of $4,500,000, net of a working capital adjustment of $(240,000), plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. In June 2017, we agreed to a final working capital adjustment with the buyer reducing the gain on sale from $451,000 to $338,000. The Company recorded a $338,000 gain on the sale of AMK. The gain on sale was the difference between the non-contingent payments and the carrying value of the disposed business. The Company has made an accounting policy decision to record the contingent consideration as it is determined to be realizable. The proceeds of the sale were applied in accordance with the terms of the Fourteenth Amendment to the Loan Facility, as discussed above.

Series A Preferred Stock

As of September 30, 2017, we had outstanding 1,294,441 shares of Series A Preferred Stock, including 45,106 shares issued as pay-in-kind dividends (“PIK Shares”) on March 15, 2017 and 46,787 PIK Shares issued on June 15, 2017. Pursuant to the restructuring completed in connection with our July 2017 public offering, all outstanding shares of Series A Preferred Stock were converted into 8,629,606 shares of our common stock.

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

Interest on the outstanding principal of the 8% Notes is payable quarterly at the annual rate of 8%, in cash, or if we are prohibited by applicable law or PNC, our principal lender under our Loan Facility, from paying interest in cash, or we otherwise elect to do so, we may pay accrued interest, in additional 8% Notes (“PIK Notes”), provided that if accrued interest with respect to the 8% Notes is paid in additional 8% Notes, interest for that quarterly interest payment will be calculated at the rate of 12% per annum. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

On February 28, 2017, we issued $61,596 principal amount of 8% Notes in lieu of cash payment of accrued interest for the period then ended, on May 31, 2017 we issued 8% Notes in the aggregate principal amounts of $141,156 in lieu of cash payment of accrued interest for the period then ended and on August 31, 2017, we issued $107,190 principal amount of 8% Notes in lieu of cash payment of accrued interest for the period then ended.

As of September 30, 2017, we had outstanding $5,466,000 principal amount of 8% Notes, of which $2,969,359 principal amount is due on November 30, 2018 and $2,497,251  principal amount is due on February 28, 2019.

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

Loans from Principal Stockholders

Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $2,263,000 and $1,086,000, as of September 30, 2017 and December 31, 2016, respectively.

On March 17, 2017, we borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, and issued promissory notes in the principal amounts of $200,000 and $300,000 to Michael Taglich and Robert Taglich, respectively (the “Taglich Notes”). The Taglich Notes bore interest at the rate of 7% per annum. Pursuant to the restructuring completed in connection with out, July 2017 public offering, the Taglich Notes have been converted into 346,992 shares of common stock

On May 2, and May 10, 2017, we borrowed an aggregate of $750,000 from each of Michael Taglich and Robert Taglich. This indebtedness, together with accrued interest, were converted into May 2018 Notes on May 12, 2017.

Taglich Brothers acted as a placement agent in connection with the sale of the May 2018 Notes and warrants discussed below for which they are to be paid commissions in the aggregate amount of $176,000.

As compensation for its services as placement agent for the offering of the 12% Notes discussed below, the Companypaid Taglich Brothers a fee of $295,400 and issued to Taglich Brothers five-year warrants to purchase 68,617 sharesof common stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments.

May Note Financing

On May 12 and May 19, 2017, we issued and sold to 17 accredited investors (including Michael N. Taglich and Robert F. Taglich individually and a partnership of which they are partners), our “May 2018 Notes” in the aggregate principal amount of $4,158,624, together with warrants to purchase an aggregate of 501,039 shares of common stock, for gross proceeds (net of the exchange of indebtedness totaling $1,503,288 due to Michael N. Taglich and Robert F. Taglich of $2,534,196, Roth Capital LLC and Taglich Brothers acted as placement agents in connection with the sale of the May 2018 Notes and warrants for which they are to be paid commissions in the aggregate amount of $191,155.

The May 2018 Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the May 2018 Notes purchased. In connection with our July public offering, approximately $1,754,215 principal amount of the May 2018 Notes were converted into 1,240,605 shares of common stock and $463,501 principal amount of May 2018 Notes were redeemed. The balance of the May 2018 Notes were converted into 1,222,809 shares of common stock pursuant to the restructuring approved by our stockholders at our October 3rd Annual Meeting. Consequently no May 2018 Notes remain outstanding.

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

We early adopted the provisions of ASU 2017-11 in recognizing the warrants. As a result, the exercise price reset provisions were excluded from the assessment of whether the warrants are considered indexed to our own stock. The warrants otherwise meet the requirements for equity classification, as such were initially classified in Stockholders’ Equity. We will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common shareholders in computing basic earnings per share.

The proceeds received upon issuing the May 2018 Notes and warrants was allocated to each instrument on a relative fair value basis. The allocation resulted in an effective conversion price for the May 2018 Notes that was below the quoted market price of our common stock. As such, we recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on each issuance date, resulting in an additional discount to the initial carrying value of the May 2018 Notes with a corresponding credit to additional paid-in capital.

        We recognized an aggregate debt discount on the May 2018 Notes of approximately $2.5 million, comprised of the allocation of proceeds to the warrants and recognition of the beneficial conversion feature. The debt discount is presented net of the May 2018 Note balance in the Condensed Consolidated Balance Sheets and is amortized to interest expense over the term of the May 2018 Notes using the effective interest method. We amortized approximately $179,000  to interest expense in the three months ended September 30, 2017.

Public Offering and Restructuring

On July 12, 2017, we sold 5,175,000 shares of common stock at a price of $1.50 per for gross proceeds of $7,762,500 in the Public Offering. We received net proceeds of approximately $6,819,125 of which approximately $4,000,000 was used to pay outstanding trade payable, $463,501 was used to redeem an equal principal amount of May 2018 Notes at a redemption price of 100% of the principal amount thereof and approximately $2,355,624 was added to our working capital.

In connection with the Public Offering, approximately $1,754,215 aggregate principal amount of the May 2018 Notes were converted into an aggregate of 1,240,605 shares of our common stock at a conversion price of $1.50 per share, the public offering price of the shares sold in the Public Offering.

In addition, the Restructuring Transactions, described below, contemplated by the Public Offering, were effected at a conversion price of $1.50 per share subject to stockholder approval, which was obtained at our Annual Meeting of Stockholders on October 3, 2017:

•	May 2018 Notes in the aggregate principal amount of $1,834,214 were converted into 1,222,809 shares of common stock.

•	All of the outstanding 1,294,441 shares of Series A Preferred Stock were converted into 8,629,606 shares of common stock.

•	The Taglich Notes in the principal amount of $500,000, together with accrued interest thereon, were converted into 346,992 shares of common stock.

Consequently, we now have outstanding 23,282,831 shares of common stock and no shares of preferred stock. In addition, other than the indebtedness under our Loan Facility, which as of September 30 2017, was approximately $21,918,000, our only other indebtedness for money borrowed is the indebtedness for our 8% Notes, which as of September 30, 2017 was $4,781,000.

Anticipated Uses of Cash

As a requirement of our Loan Facility substantially all of our cash receipts from operations are deposited into our lockbox account at PNC. These cash receipts are used to reduce our indebtedness under our revolving credit note and are then borrowed according to a borrowing base to support our operations.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Cash provided by (used in)
Operating activities	$(7,754,000)	$(1,124,000)
Investing activities	2,929,000	(314,000)
Financing activities	3,929,000	2,206,000
Net (decrease) increase in cash and cash equivalents	$(896,000)	$768,000

Cash Provided By (Used In) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2017, net cash used in operating activities of $7,754,000 was comprised of a net loss of $6,006,000, offset by a net negative adjustment of $6,187,000 used in changes in operating assets and liabilities, plus a net positive adjustment for non-cash items of $4,439,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $2,026,000, amortization of capitalized engineering costs, intangibles and other items of $908,000, non-cash compensation expense of $9,000, amortization of deferred financing costs of $179,000, and amortization of debt discount on convertible notes payable of $1,544,000. These non-cash items were offset by $29,000 of deferred gain on the sale of real estate, bad debt recovery of $10,000, and loss on extinguishment of debt of $150,000. The net decrease in operating assets and liabilities consisted of a net increase in operating assets of $2,160,000 and a net decrease in operating liabilities of $4,027,000. The net increase in operating assets was comprised of an increase in accounts receivable of $1,979,000 due to the timing of shipments and cash receipts from customers, a decrease in prepaid expenses and other assets of $7,000, an increase in deposits and other assets of $1,185,000, a decrease in prepaid taxes of $388,000, and a decrease in inventory of $609,000. The net decrease in operating liabilities was comprised of decreases in accounts payable and accrued expenses of $4,335,000 due to the timing of the receipt and payment of invoices, an increase in deferred rent of $28,000 and an increase of deferred revenue of $280,000.

For the nine months ended September 30, 2016, net cash used in operating activities of $1,124,000 was comprised of a net loss of $3,729,000 offset by a net negative adjustment of $109,000 used in changes in operating assets and liabilities, plus a net positive adjustment for non-cash items of $2,714,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $2,808,000, amortization of capitalized engineering costs, intangibles and other items of $1,240,000, a reduction of deferred income taxes of $2,145,000, non-cash compensation expense of $126,000, amortization of deferred financing costs of $356,000, amortization of debt discount on convertible notes payable of $184,000, and loss on sale of subsidiary of $5,000. These non-cash items were offset by $29,000 of deferred gain on the sale of real estate, bad debt recovery of $3,000, and loss on extinguishment of debt of $172,000. The net decrease in operating assets and liabilities consisted of a net increase in operating assets of $2,573,000 and a net increase in operating liabilities of $2,464,000. The net increase in operating assets was comprised of a decrease in accounts receivable of $3,730,000 due to the timing of shipments and cash receipts from customers, a decrease in prepaid expenses and other assets of $285,000, an increase in deposits and other assets of $199,000, and an increase in inventory of $6,389,000. The net increase in operating liabilities was comprised of increases in accounts payable and accrued expenses of $2,356,000 due to the timing of the receipt and payment of invoices, and increases in deferred rent of $10,000, an increase of deferred revenue of $112,000, and a decrease in income taxes payable of $14,000.

Cash Provided By (Used in) Investing Activities

Cash provided by investing activities consists of the cash received from the businesses we sold, reduced by capital expenditures for property and equipment and capitalized engineering costs. A description of capitalized engineering costs can be found below and in Note 2 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2016.

For the nine months ended September 30, 2017, cash provided by investing activities was $2,929,000. This was comprised of the proceeds from the sale of the AMK subsidiary of $4,260,000, offset by $724,000 for capitalized engineering costs and $607,000 for the purchase of property and equipment.

For the nine months ended September 30, 2016, cash used in investing activities was ($314,000). This was comprised of ($644,000) of capitalized engineering costs, ($1,341,000) used for the purchase of property and equipment, offset by the proceeds of the sale of fixed assets of $1,671,000.

Cash Provided By Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the nine months ended September 30, 2017, cash provided by financing activities was $3,929,000. This was comprised of repayments of $2,808,000 on our term loan, $6,316,000 on our revolving loans, $933,000 on our capital lease obligations, payments of notes payable issuances of $463,000, and deferred financing costs of $50,000, offset by proceeds from notes payable issuances of $2,553,000 to related parties and $4,184,000 to third parties and proceeds from the issuance of common stock of $7,762,000.

For the nine months ended September 30, 2016, cash provided by financing activities was $2,206,000. This was comprised of the net proceeds from the issuance of notes payable of $5,620,000 and the net proceeds from the issuance of preferred stock of $5,250,000, offset in part by repayments of ($6,596,000) on our revolving line of credit and term loans and (908,000) on our capital lease obligations, ($199,000) of deferred financing costs, and expenses of ($663,000) related to the issuances of preferred stock and ($298,000) for the issuance of convertible debt.

OFF-BALANCE SHEET ARRANGEMENTS

We  did not have any off-balance sheet arrangements  as of September 30, 2017 and December 31, 2016.

Going Concern

We suffered losses from operations of $2,598,000 and $10,789,000 and net losses of $6,006,000 and $15,623,000, respectively, for the nine months ended September 30, 2017 and the year ended December 31, 2016. We also had negative cash flows from operations for the nine months ended September 30, 2017. In addition, in 2015 we ceased paying dividends on our common stock and in 2016 disposed of the real estate on which one of our operating subsidiaries was located through a sale leaseback transaction, and in January 2017 sold this operating subsidiary. We have had to sell debt and equity securities to secure funds to operate our business and may have to continue to do so. From September 2016 through June 2017, we issued additional shares of Series A Preferred Stock in lieu of cash payment of accrued dividends on outstanding shares of Series A Preferred Stock and in February 2017, May 2017 and August 2017, we issued additional convertible notes in lieu of cash payment of accrued interest on outstanding convertible notes .

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine (9) months and that we maintain EBITDA of not less than $345,000 for the period ending June 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and March 31, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for  the period ending September 30, 2017.

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

The Company does not take physical inventories at interim quarterly reporting periods. Approximately 47% of the inventory value at September 30, 2017 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period. The remainder of the inventory value at September 30, 2017 is estimated based on the Company’s standard cost perpetual inventory system.  Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. The Company valued inventory at December 31, 2016 at the lower of cost on a first-in-first-out basis or market.

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

The Company has determined that there has been on impairment of goodwill at September 30, 2017; however, based on year-to-date performance, goodwill is at risk of impairment. During the three months ended December 2017, the Company will conduct its annual goodwill impairment testing.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset  to fair value. There has been no impairment  as of September 30, 2017 and December 31, 2016.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. We intend to adopt the New Revenue Standard effective January 1, 2018.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2018 (also known as the modified retrospective approach). The Company intends to adopt the standard using the modified retrospective approach, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

The Company currently recognizes the majority of its revenues based on shipment of products (at a point in time). Currently, some contracts the Company enters into with customers are accounted for on a percentage of completion basis. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit are recognized using the percentage-of-completion cost-to-cost method to measure progress. For contracts that require the Company to produce a substantial number of similar items without a significant level of development, the Company currently records revenue and profit using the percentage-of-completion units-of-delivery method as the basis for measuring progress on the contract.

Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). We may also have more performance obligations in our contracts under ASC 606, which may impact the timing of recording sales and operating profit, including those where sales recognition is deferred pending the incurrence of costs.

The Company has not completed its assessment of the effects of the new revenue standard, and has not determined whether adopting ASU 2014-09 will have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842) . The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor doesn't convey risks and rewards or control, the lease is treated as operating. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases and lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect that upon adoption we will recognize ROU assets and lease liabilities and will be assessing the impact on our financial position and results of operations. We do not expect the ASU to have a material impact on our cash flows or results of operations.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and in the section entitled “Risk Factors” in our Registration Statement on Form S-1 (Registration No. 333- 219490) declared effective on August 4, 2017 (the “Resale Registration Statement”), which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2016 Form 10-K and the Resale Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Dated: November 14, 2017

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (Principal Financial Officer)

46