Form 10-K
period 2017-12-31
AIR INDUSTRIES GROUP
filed 2018-04-18
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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
(Address of Principal Executive Offices

(631) 881-4920
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on which Registered

NYSE AMERICAN

Title of Each Class

Common Stock, par value $0.001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of June 30, 2017, the aggregate market value of our common stock held by non-affiliates was $ 11,879,537, based on 6,636,613 shares of outstanding common stock held by non-affiliates, and a price of $1.79 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were a total of 25,213,805 shares of the registrant’s common stock outstanding as of March 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

We are an aerospace and defense company. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, jet engines and other components. We also provide sheet metal fabrication of aerostructures, tube bending and welding services. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky’s UH-60 Black Hawk and CH-47 Chinook helicopters, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2 Hawkeye, Boeing’s 777, Airbus’ 380 commercial airliners and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine sector makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

We became a public company in 2005 when our net sales were approximately $30 million. At that time we had been manufacturing components and subassemblies for the defense and commercial aerospace industry for over 45 years and had established long term relationships with leading defense and aerospace manufacturers. We have capabilities and expertise in metal fabrication, welding and tube bending; the production of electromechanical systems, harness and cable assemblies; the fabrication of electronic equipment and printed circuit boards; the machining of turbine engine components; and the assembly of packages or “kits” containing supplies for all branches of the United States Defense Department, including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies.

As of December 31, 2017, our three operating segments consisted of:

Complex Machining: comprised of Air Industries Machining (“AIM”) and Nassau Tool Works (“NTW”). Since the lease for the premises occupied by NTW expires in October 2018, we are relocating and consolidating the operations of NTW into the facilities of AIM in Bay Shore, New York, approximately six miles from the premises presently occupied by NTW on Long Island.

Aerostructures & Electronics: comprised of Welding Metallurgy (“WMI”), Eur-Pac, Electronic Connections (“ECC”) and Compac Development (“Compac”). We previously relocated the operations of Miller Stuart, and Compac from their locations on Long Island to Welding Metallurgy’s facility in Hauppauge, Long Island NY, and merged Woodbine Products and Miller Stuart into WMI.

On March 21, 2018, we entered into a Stock Purchase Agreement (“SPA”) with CPI Aerostructures, Inc. (“CPI”) for the sale of Welding Metallurgy and related assets of our Aerostructures & Electronics segment, for a purchase price of $9,000,000, subject to a working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction by $100,000 for each calendar month after the Specified Dates which passes before WMI enters into the specified agreements. The sale is subject to certain conditions, including CPI obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. It is anticipated that the sale will close in May or June of 2018.

Turbine Engine Components: comprised of The Sterling Engineering Corporation and, until its sale in January 2017, included AMK Welding.

Given the pending sale of WMI and our repositioning to achieve profitability and growth, in the future we may reallocate our business into different operating and reporting segments.

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

Our products are incorporated into many aircraft platforms, the majority of which remain in production, and of which there are a substantial number of operating aircraft in the fleets maintained by the military and commercial airlines. We believe that we are the largest supplier of flight critical parts to Sikorsky’s Black Hawk helicopter. We have made, or currently make, or have been awarded, products for the CH-47 Chinook helicopter, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2 Hawkeye, Boeing’s 777, Airbus’ 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine Components segment makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of non-military ground turbine applications.

Many of our products are “flight critical,” essential to aircraft performance and safety on takeoff, during flight and when landing. These products require advanced certifications as a condition to being a supplier. For many of our products we are the sole or one of a limited number of sources of supply. Many of the parts we supply are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time of service or flight cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which is usually many years after production has stopped.

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

During our sales and marketing efforts we let customers know that we have employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle, and customers have now engaged us for these services.

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

Our Backlog

Within our Complex Machining and Turbine Engine Components segments, the production cycle of products can extend from several months to a year or longer. This gives rise to significant backlogs as customers must order product with sufficient lead time to ensure timely delivery.

We have a number of long-term multi-year General Purchase Agreements or GPA’s with several of our customers. These agreements specify part numbers, specifications and prices of the covered products for a specified period, but do not authorize immediate production and shipment. Shipments are authorized periodically by the customer to fit their production schedule. We recently received a renewal of our multi-year contract with Sikorsky, MY9, for the years 2018 to 2023. This contract is for $47 million worth of product during this period. This is the third multi-year contract award we have received from Sikorsky.

Our “firm backlog” includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 28, 2018, our 18-month “firm funded backlog” was approximately $106 million.

Competition

Winning a new contract is highly competitive. For the most part we manufacture to customer design specifications, and we compete against companies that have similar manufacturing capabilities in a global marketplace. Consequently, the ability to obtain contracts requires providing quality products at competitive prices. To accomplish this requires that we strive for continuous improvement in our capabilities to assure our competitiveness and provide value to our customers. Our marketing strategy involves developing long-term ongoing working relationships with customers. These relationships enable us to develop entry barriers to would-be competitors by establishing and maintaining advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate. Many of our competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers. Among our competitors are: Monitor Aerospace, a division of Stellex Aerospace; Hydromil, a division of Triumph Aerospace Group; Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation.

Many of our competitors are larger enterprises or divisions of significantly larger companies having greater financial, physical and technical resources, and the capabilities to timelier respond under much larger contracts.

Raw Materials and Replacement Parts

The manufacturing process for certain products, particularly those for which we serve as product integrator, requires significant purchases of raw materials, hardware and subcontracted details. As a result, much of our success in profitably meeting customer demand for these products requires efficient and effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets and political conditions. Most suppliers of raw materials are unwilling to commit to long-term contracts at fixed prices. This is a substantial risk as our strategy often involves long term fixed price commitments to our customers. Recently, we have had difficulties in securing timely shipments of raw materials from certain vendors due to our liquidity problems. Once the sale of WMI is closed, we are optimistic that our supply chain difficulties will alleviate.

Employees

As of March 31, 2018 we employed approximately 275 people. Of these, approximately 45 were in administration, 20 were in sales and procurement, and 211 were in manufacturing. We estimate that if the sale of WMI is completed, we will employ approximately 208 people, 25 in administration, 18 in sales and procurement and 165 in manufacturing.

Air Industries Machining, one of the components of our Complex Machining segment, is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the “Union”) with which we believe we maintain good relations. The Agreement, dated January 1, 2016, expires December 31, 2018 and covers all of AIM’s production personnel, of which there are approximately 104 people. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

All of our employees are covered under a co-employment agreement with Extensis, Inc., a professional employer organization that provides out-sourced human resource services.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. New York and Connecticut, the states where all of our production facilities are located, also have stringent laws and regulations governing the handling, storage and disposal of hazardous substances, counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

Federal Aviation Administration

We are subject to regulation by the Federal Aviation Administration (“FAA”) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations. We have never been subject to such fines or disqualifications.

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

The risks below can be characterized into three groups:

1)	Risks related to our business, including risks specific to the defense and aerospace industry:
2)	Risks arising from our indebtedness; and
3)	Risks related to our common stock.

Risks Related to Our Business

We incurred substantial net losses in 2017 and 2016 and may not be able to continue to operate as a going concern.

We suffered net losses from operations of $12,758,000 and $10,135,000 and net losses of $ 22,551,000 and $15,623,000 for the years ended December 31, 2017 and 2016, respectively. We also had negative cash flows from operations for the years ended December 31, 2017 and 2016. In 2015 we ceased paying dividends on our common stock and in 2016 we disposed of the real estate on which one of our operating subsidiaries is located through a sale leaseback transaction. In January 2017, we sold one of our operating subsidiaries. Recently we have entered in a Stock Purchase Agreement to sell our operating subsidiaries constituting our Aerostructures & Electronics segment. During the year ended December 31, 2016 and subsequent thereto, we sold in excess of $ 29,856,000 in debt and equity securities to secure funds to operate our business. Since February 2017 we have issued additional convertible notes in lieu of cash payment of accrued interest on our outstanding convertible notes. Furthermore, as of December 31, 2017, we were not in compliance with financial covenants under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank (the “Loan Facility”). The report of our independent registered public accountants on our financial statements for the year ended December 31, 2017 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. In November 2017 through January 2018, we issued 1,577,390 shares of common stock and warrants to purchase an additional 480,000 shares of common stock in a private placement for gross proceeds of $2,000,000. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

In late fiscal 2017, we initiated a repositioning of our business to obtain profitability and improve our liquidity. We named a new CEO and on March 21, 2018, we entered into an SPA for the sale of WMI and related operations for a purchase price of $9,000,000, subject to a working capital adjustment. Although we believe the proceeds of this disposition will improve our liquidity, we still may need to depend on further issuances of debt or equity to fund ongoing operations until we achieve sustainable profitability and positive cash flow.

Risk that sale of WMI may not close.

We are depending upon the sale of WMI to improve our cash position. The sale is anticipated to close in May or June 2018, although it is possible the disposition may be delayed. The sale is subject to certain conditions and both parties have limited termination provisions. Nevertheless management expects that the sale will be consummated, though there is no guarantee it will occur.

We may need additional financing.

In the past, we have funded a portion of our operating losses through borrowings from two of our principal shareholders who are also directors. As of December 31, 2017, related party notes payable to Michael and Robert Taglich (and their affiliated entities), totaled $2,388,000. In the future, we may need additional cash to fund operational losses and bridge financing until the sale of WMI closes. Additional funding may not be available to us on reasonable terms, if at all, from third parties or our two principal shareholders. If we are unable to fund such losses from third parties or our principal shareholders, we may become insolvent.

We may need to raise additional capital in the future. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

We have identified deficiencies and material weaknesses in our internal controls and we may not be successful in remediating these deficiencies and weakness in the near future.

In connection with our review of our disclosure controls and internal controls over financial reporting for the fiscal year ended December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and internal controls over financial reporting were not effective as of such dates. In particular, certain portions of our inventory control system have not been integrated into the system used by the balance of our company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand, and the enterprise reporting system used to track employee hours. Accordingly, costs to be included in work in process, may not be sufficiently automated to ensure compliance at all times. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and nonstandard transactions. We intend to remediate these conditions. In the event we do not remediate these deficiencies and material weaknesses in our internal controls, our operations may be adversely affected and the market price of our common stock could decline. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to maintain our listing on the NYSE American.

A reduction in government spending on defense could materially adversely impact our revenues, results of operations and financial condition.

A large percentage of our revenue is derived from products for US military aviation. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding. Reductions in United States Government spending on defense or future changes in the mix of defense products required by United States Government agencies could limit demand for our products, and may have a materially adverse effect on our operating results and financial condition. For the past several years, our operations have been impacted by volatility in government procurement cycles and spending patterns. There can be no assurance that our financial condition and results of operations will not be materially adversely impacted by future volatility in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries, or the perception on the part of our customers that such changes are about to occur.

We depend on revenues from a few significant relationships. Any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We derive most of our revenues from a small number of customers. Three customers represented approximately 62% and 52.3% of total sales for the years ended December 31, 2017 and 2016, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

The defense and aerospace component manufacturing market is highly competitive and we expect that competition will increase and perhaps intensify. Many competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business, our operating results and financial condition.

We may lose sales if our suppliers fail to meet our needs or shipments of raw materials are not timely made.

Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from a sole or limited number or sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition. Recently, we have had difficulties in securing timely shipments of raw materials from certain vendors due to our liquidity problems. Our results of operations for the past few years have been negatively impacted by disruptions in receipt of materials and such disruptions may continue. Any delays in the shipment of raw materials could significantly harm our business, our operating results and our financial condition.

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

The prices of raw materials used in our manufacturing processes are volatile. If the prices of raw materials rise we may not be able to pass along such increases to our customers and this could have an adverse impact on our consolidated financial position and results of operations. It is possible that some of the raw materials we use might become subject to new or increased tariffs. Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our consolidated financial position and results of operations.

Some of the products we produce have long lead times.

Some of the products we produce, particularly those of our Complex Machining segment, require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 51% of our assets as of December 31, 2017. Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position, results of operations and could result in a breach of the financial covenants in our Loan Facility.

We do not own the intellectual property rights to products we produce.

Nearly all the parts and subassemblies we produce are built to customer specifications and the customer owns the intellectual property, if any, related to the product. Consequently, if a customer desires to use another manufacturer to fabricate its part or subassembly, it would be free to do so, which could have a material adverse effect on our business, our operating results and financial condition.

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

To perform on new programs we may be required to incur material up-front costs which may not have been separately negotiated and may not be recoverable. Such charges and the loss of up-front costs could have a material impact on our liquidity.

The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

Attracting and retaining executive talent and other key personnel is an essential element of our future success.

Our future success depends to a significant extent upon our ability to attract executive talent, as well as the continued service of our existing executive officers and other key management and technical personnel. Experienced management and technical, marketing and support personnel in the defense and aerospace industries are in demand and competition for their talents is intense. Our failure to attract executive talent, or retain our existing executive officers and key personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to strict governmental regulations relating to the environment, which could result in fines and remediation expense in the event of non-compliance.

We are required to comply with extensive and frequently changing environmental regulations at the federal, state and local levels. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous substances into the environment. This extensive regulatory framework imposes significant compliance burdens and risks on us. In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances. Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. Our operations require the use of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances. If we are found to be in violation of any of these rules, regulations or permits, we may be subject to fines, remediation expenses and the obligation to change our business practice, any of which could result in substantial costs that would adversely impact our business operations and financial condition.

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

United States and global responses to actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical threats and other global political crises increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical threats, and other global political crises and responses thereto, may adversely affect the mix of products purchased by defense departments in the United States or other countries to platforms not serviced by us. A shift in defense budgets to product lines we do not produce could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our indebtedness may have a material adverse effect on our operations.

We have substantial indebtedness under our Loan Facility. As of December 31, 2017, we had approximately $19,926,000 of indebtedness outstanding under the Loan Facility. All of our indebtedness under the Loan Facility is secured by substantially all of our assets.

We also have outstanding a significant amount of indebtedness in the form of 8% Notes. To the extent we are not able to pay accrued interest on the 8% Notes in cash due to restrictions set forth in the Loan Facility or otherwise, we may issue additional 8% Notes in payment of such accrued interest in lieu of cash (“PIK Notes”). If we are unable to pay the outstanding principal and accrued interest on the 8% Notes when due, our operations may be materially and adversely affected.

Our leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Our indebtedness may limit our ability to pay dividends in the future.

We currently do not pay dividends and the terms of our Loan Facility require that we maintain certain financial covenants. Unless we are in compliance with our Loan Facility in the future, we would need to seek covenant changes under our Loan Facility to pay dividends in the future. There can be no assurance our lenders would agree to covenant changes acceptable to us or at all. In addition, we may in the future incur indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends in the future.

Risks Related to our common stock

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates beneficially own approximately 24.70% of our outstanding common stock. Accordingly, these directors have significant influence over the outcome of corporate actions requiring stockholder approval. Accordingly, these directors have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these directors may be different from the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

A large number of shares may be sold in the market as a result of the Public Offering and the resale of the Shares offered in our public offering and resale Prospectus of July and August 2017, respectively. This may depress the market price of our common stock.

A substantial number of our shares of common stock, including 5,175,000 shares sold in a public offering in July 2017 and 1,293,938 shares issued upon conversion of our bridge notes issued in May 2018, are freely tradable without restriction or further registration under the Securities Act. In addition, 8,629,606 shares issued in October 2017 upon the automatic conversion of our Series A Preferred Stock held by non-affiliates, are eligible for sale in accordance with Rule 144, without restriction. As a result, a substantial number of shares of our common stock may be sold in the public market, which may cause the market price of our common stock to decline.

We can provide no assurance that our common stock will continue to meet NYSE American listing requirements. If we fail to comply with the continuing listing standards of the NYSE American, our common stock could be delisted.

However, we may fail to timely file a periodic report or other required SEC filing in the future and as a result may fail to be in compliance in the future. If we fail to satisfy the continued listing requirements of the NYSE American, the NYSE American may take steps to delist our common stock. The delisting of our common stock would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase common stock when you wish to do so.

There is only a limited public market for our common stock.

Our common stock is listed on the NYSE American. However, trading volume has been limited and a more active public market for our common stock may not develop or be sustained over time. The lack of a robust market may impair a stockholder’s ability to sell shares of our common stock. In the absence of a more active trading market, any attempt to sell a substantial number of our shares could result in a decrease in the price of our stock. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

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

We are currently unable to pay cash dividends on our common stock and are not likely to do so for the foreseeable future

Our ability to pay cash dividends on our common stock is limited by the terms of our Loan Facility (and the terms of any future indebtedness or other agreements), under applicable law, and our status as a holding company. Given our current cash needs, it is not likely we will pay cash dividends in the foreseeable future.

Future financings or acquisitions may adversely affect the market price of our common stock.

Future sales or issuances of our common stock, including upon conversion of the 8% Notes, upon exercise of our outstanding warrants or as part of future financings or acquisitions, would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of common stock.

Future issuances of additional 8% Notes in lieu of cash interest payments on our 8% Notes will dilute existing holders of our common stock and may adversely affect the market price of our common stock.

We are obligated to pay accrued interest quarterly to holders of our 8% Notes. To date, we have issued additional 8% Notes in lieu of cash payments of accrued interest (“PIK Notes”). If for any future interest periods we are unable to pay accrued interest on the 8% Notes in cash due to restrictions in our Loan Facility or liquidity constraints, we may issue additional PIK Notes to holders of our 8% Notes. The conversion of PIK Notes into common stock will dilute the interests of our common stockholders and may adversely affect the market price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we also are excluded from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as described in the following risk factor, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an “emerging growth company” we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for further discussion of the extended transition period for complying with new or revised accounting standards.

At such time as we cease to qualify as an “emerging growth company” under the JOBS Act, the costs and demands placed upon management will increase.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 360 Motor Parkway, Suite 100, Hauppauge, New York 11788. We occupy our executive offices under a lease with term which ends January 2022. The annual rent was $103,000 for the lease year which began in January 2016, and increases by approximately 3% per annum each year thereafter until the seventh year of the lease.

The operations of a portion of our Complex Machining segment are conducted on a 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet. On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2017 was approximately $305,111 and increases by 3% each subsequent year. The lease grants us an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

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

The operations WMI, a component of our Aerostructures & Electronics segment are principally conducted in an 81,035 square foot facility located in Hauppauge, New York. This space is occupied under a lease which provides for an annual base rent of approximately $ 650,000 per year through December 31, 2025. The operations at this location are under contract to be sold to CPI. As part of the sale, CPI will sublet the space for three months, with up to three one-month extensions. We will remain obligated under this lease following the closing of WMI, while we will be seeking a sub-tenant for the space, there can be no assurance that we will be successful.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results. We, however, have had claims brought against us by a number of vendors due to our liquidity constraints.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is listed on the NYSE American under the symbol “AIRI.” The prices set forth below reflect the quarterly high and low prices of a share of our common stock for the periods indicated as reported by Yahoo Finance.

2016:
Quarter Ended March 31, 2016	$8.27	$5.90
Quarter Ended June 30, 2016	$6.18	$4.12
Quarter Ended September 30, 2016	$5.08	$3.85
Quarter Ended December 31, 2016	$4.49	$2.21

2017:
Quarter Ended March 31, 2017	$4.60	$2.75
Quarter Ended June 30, 2017	$3.60	$1.79
Quarter Ended September 30, 2017	$1.75	$1.20
Quarter Ended December 31, 2017	$1.69	$1.30

Dividend Policy

The declaration and payment of dividends on our common stock is subject to the discretion of our Board of Directors and depends on a number of factors, including future earnings, capital requirements, restrictions under our Loan Facility, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

Holders

On March 28, 2018 there were 279 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,048,627	3.20	818,658
Equity compensation plans not approved by security holders	1,704,102	3.62	None

Total	2,752,730		818,658

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2017.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2017 and 2016 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 45 years and has established long-term relationships with leading defense and aerospace manufacturers. Since becoming public, we have completed a series of acquisitions of defense aerospace and commercial aerospace businesses which have enabled us to broaden the range of products and services beyond those which were provided by AIM.

In response to recent operating losses and lack of adequate working capital, we have and continue to reposition our business including:

1)	In January 2017 we sold AMK Welding, Inc., for $4.5 million, net of a working capital adjustment of ($163,000) plus additional payments based on net revenue not to exceed $1.5 million.

2)	In November 2017 we hired a new CEO, Lou Melluzzo, and increased our focus on reducing costs and achieving profitability.

3)	On March 21, 2018, we entered into an SPA for the sale of WMI and related operations for a purchase price of $9,000,000, subject to a working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction by $100,000 for each calendar month after the Specified Dates which passes before WMI enters into the specified agreements. It is anticipated that the sale will occur in May or June of 2018. Once the sale of WMI is complete, we will be more focused on the production of complex, machined products for aircraft landing gear and jet engines.

In addition to repositioning our business to obtain profitability and positive cash flow, we remain resolute on meeting customers’ needs and have and continue to align production schedules to meet the needs of customers. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion and take on additional commitments. We are pleased with our progress and the positive responses received from our customers.

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

Segment Data

We follow Financial Accounting Standards Board ("FASB”) ASC 280, “Segment Reporting” (“ASC 280”), which establishes standards for reporting information about operating segments in annual and interim financial statements, ASC 280 requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

We currently divide our operations into three operating segments: Complex Machining; Aerostructures and Electronics; and Turbine Engine Components. We separately report our corporate overhead (which was comprised of certain operating costs that were not directly attributable to a particular segment). Effective January 1, 2015, all operating costs are allocated to the Company’s three operating segments. In light of the pending sale of WMI and our focus on complex, machined parts to achieve profitability and growth, in the future we may change our reportable operating segments.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

Years ended December 31, 2017 and 2016:

In March 2018, we announced our intention to divest WMI and related operations. These operations are part of our Aerostructures & Electronics operating segment. Once the sale is completed, our Company will be more focused on complex, machined products for aircraft landing gear and jet turbine applications. Although WMI and the related operations have been classified as a discontinued operation, we will continue to operate these businesses until the sale is closed which is anticipated to occur in May or June 2018. We anticipate that from January 2018 through the closing date, these operations will generate a net loss. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	2017	2016
Net sales	$49,869,000	$51,321,000
Cost of sales	45,002,000	47,052,000
Gross profit	4,867,000	4,269,000
Operating expenses and interest and financing costs	14,808,000	16,904,000
Other income (expense) net	(22,000)	(131,000)
(Benefit from) provision for income taxes	(197,000)	2,101,000
Net loss from continuing operations	$(15,873,000)	$(14,867,000)

Balance Sheet Data:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$630,000	$1,304,000
Working capital	9,531,000	8,562,000
Total assets	60,755,000	82,800,000
Total stockholders’ equity	$17,766,000	$24,890,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2017	2016
COMPLEX MACHINING
Net Sales	$38,489,000	$37,124,000
Gross Profit	4,906,000	4,382,000
Pre Tax Loss	(2,839,000)	(5,432,000)
Assets	43,207,000	45,073,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,574,000	3,224000
Gross Profit	507,000	38,000
Pre Tax Loss	(4,233,000)	(3,240,000)
Assets	1,021,000	4,596,000

TURBINE ENGINE COMPONENTS
Net Sales	6,806,000	10,973,000
Gross Profit	(546,000)	(151,000)
Pre Tax Loss	(7,599,000)	(4,084,000)
Assets	6,157,000	17,235,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax Loss	(1,399,000)	(10,000)
Assets	288,000	649,000

CONSOLIDATED
Net Sales	49,869,000	51,321,000
Gross Profit	4,867,000	4,269,000
Pre Tax Loss	(16,070,000)	(12,766,000)
(Benefit from) provision for Income Taxes	(197,000)	2,101,000
Loss from Discontinued Operations	(6,678,000)	(756,000)
Assets Held for Sale	10,082,000	15,247,000
Net Loss	(22,551,000)	(15,623,000)
Assets	$60,755,000	$82,800,000

Net Sales:

Consolidated net sales for the year ended December 31, 2017 were $49,869,000, a decrease of $1,452,000, or 2.8%, compared with $51,321,000 for the year ended December 31, 2016. Net sales of our Complex Machining segment were $38,489,000, an increase of $1,365,000, or 3.7%, from $37,124,000 in the prior year. Net sales of our Aerostructures & Electronics segment, after elimination of discontinued operations, were $4,574,000, an increase of $1,350,000, or 41.9%, from $3,224,000 in the prior year. This increase can be attributed to increased volume at EUR-PAC. Net sales in our Turbine Engine Components segment were $6,806,000, a decrease of $4,167,000, compared with $10,973,000 for the year ended December 31, 2016. This decrease was due almost entirely to the sale of AMK in January 2017 which had sales of $4,511,000 in 2016 and $417,000 in 2017. Excluding the results of AMK in both annual periods, consolidated net sales would have been $49,452,000 in 2017 or an increase of 5.6% as compared to $46,810,000 in 2016.

As indicated in the table below, three customers represented 62.0% and three customers represented 52.3% of total sales for the years ended December 31, 2017 and 2016, respectively.

Customer	Percentage of Sales
	2017	2016
Sikorsky Aircraft	25.5%	21.3%
Goodrich Landing Gear Systems	20.5%	14.6%
United States Department of Defense	16.0%	16.4%

As indicated in the table below, three customers represented 68.7% and two customers represented 35.3% of gross accounts receivable at December 31, 2017 and 2016, respectively.

Customer	Percentage of Receivables
	2017	2016
Goodrich Landing Gear Systems	41.9%	24.1%
Rohr	14.6%	11.2	*
Sikorsky Aircraft	12.2%		*

*	Customer was less than 10% of Gross Accounts Receivable at December 31, 2016.

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2017 was $4,867,000, an increase of $598,000, or 14.0%, as compared to gross profit of $4,269,000 for the year ended December 31, 2016. Consolidated gross profit as a percentage of sales was 9.8% and 8.3% for the years ended December 31, 2017 and 2016, respectively. Gross profit from operations for AMK, which was sold in January 2017, for the year ended December 31, 2016 was approximately $169,000. Excluding AMK from the Company’s 2016 results would result in gross profit of $4,100,000 or 8.8% of sales of $46,810,000. The increase in gross profit from 8.8% to 9.8% after removing results of AMK was due to the implementation of cost reduction and productivity improvement initiatives.

Interest and Financing Costs

Our interest and financing costs increased from $2,500,000 in 2016 to $3,378,000 in 2017.

Impairment Charges

In fiscal 2017, we recorded a goodwill impairment charge of $6,195,000 and a loss on assets held for sale of $1,563,000, each of which amounts are included in the loss from continuing operations. In addition, in connection with the sale of WMI, we recorded a goodwill impairment charge of $3,417,000 and an impairment of intangible asset write-down of $1,085,000, both of these amounts are included in the loss from discontinued operations.

Operating Expense

Consolidated operating expenses for the year ended December 31, 2017 totaled $11,430,000 and decreased by $2,974,000 or 20.6% compared to $14,404,000 for the year ended December 31, 2016. The decrease in operating expenses is primarily due to staff reduction measures and cost reduction initiatives.

Net Loss

Net loss for the year ended December 31, 2017 was $22,551,000, an increase of $6,928,000, compared to a net loss $15,623,000 for the year ended December 31, 2016, for the reasons discussed above. Our net loss in 2017 and 2016 includes a net loss from the discontinued operations of WMI and related operations of $6,678,000 and $756,000, respectively. In addition, our net loss for 2017 includes an impairment charge related to ongoing operations of approximately $6,195,000. Excluding such amounts, our net loss in 2017 would have been $9,678,000 and in 2016 would have been $14,867,000.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from our principal stockholders and third parties to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past eighteen months we have also relied upon our ability to borrow money from certain stockholders and raise debt and equity capital to support our operations. Should we continue to need to borrow funds from our principal stockholders or raise debt or equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing shareholders.

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

The amount outstanding under the revolving loan was $16,455,000 and $24,393,000, as of December 31, 2017 and 2016 (including excess advances at December 31, 2016), respectively.

The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133 payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the last business day of June, 2021.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, we are limited in the amount of Capital Expenditures we can make. We are also limited to the amount of dividends we can pay our shareholders as defined in the Loan Facility.

In connection with the sale of AMK to Meyer Tool, Inc., on January 27, 2017 we, together with our wholly-owned subsidiaries, entered into the Fourteenth Amendment to the Loan Facility which amended certain terms and conditions of the Loan Facility and released AMK from its obligations under the Loan Facility.

The proceeds of the sale of AMK, net of a working adjustment in the amount of ($163,000), were applied as follows: $1,700,000 to the payment of the Term Loan, $1,800,000 to the payment of outstanding revolving loans, and $500,000 to the payment of existing accounts payable. The remaining $500,000 will be applied to outstanding accounts payable on a future date to be determined by PNC or used to reduce the revolving loans. The Fourteenth Amendment to the Loan Facility required that we maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, tested quarterly on a consolidated rolling twelve (12) month basis; however, for the quarter ending June 30, 2017, which was to be tested based upon the prior six (6) months, we were required to maintain a Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 and for the quarter ending September 30, 2017, which was to be tested based upon the prior nine (9) months, we were required to maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00. The amendment also reduced the amount to be paid weekly in repayment of excess advances under the revolving credit facility from $100,000 to $50,000 for each Monday during the months of January, February and March of 2017. Thereafter, the weekly payments were to return to $100,000 until such excess advances were repaid in full.

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

As of December 31, 2017, we were not in compliance with our Fixed Charge Coverage Ratio  covenant.

As of December 31, 2017, our outstanding indebtedness to PNC was $19,926,000 and consisted of revolving loans in the amount of $16,455,000 and the term loan of $3,471,000, as compared to December 31, 2016, when our debt to PNC was $31,042,000 and consisted of revolving loans of $24,393,000 and the term loan of $6,649,000. In addition, as of December 31, 2017 we had capitalized lease obligations to third parties of $3,073,000, as compared to capitalized lease obligations of $4,215,000 as of December 31, 2016.

Significant Transactions Since January 1, 2017 Which Have Impacted Our Liquidity

Dispositions

On January 27, 2017, we sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017, for a purchase price of $4,500,000, net of a working capital adjustment of $(163,000), plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. In June 2017, we agreed to a final working capital adjustment with the buyer reducing the gain on sale from $451,000 to $200,000. The gain on sale was the difference between the non-contingent payments and the carrying value of the disposed business. The Company has made an accounting policy decision to record the contingent consideration as it is determined to be realizable. The proceeds of the sale were applied in accordance with the terms of the Fourteenth Amendment to the Loan Facility, as discussed above.

On March 21, 2018, we entered into a Stock Purchase Agreement (“SPA”) for the sale of WMI and related operations, for a purchase price of $9,000,000, subject to a working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction by $100,000 for each calendar month after the Specified Dates which passes before WMI enters into the specified agreements. The sale is subject to certain conditions, including the buyer obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify the buyer against damages arising out of the breach of our representations and warranties and obligations under the SPA. It is anticipated that the sale will occur in May or June of 2018.

Series A Preferred Stock

Pursuant to the restructuring completed in connection with our July 2017 public offering, all outstanding shares of Series A Preferred Stock were converted into 8,629,606 shares of our common stock.

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, we received gross proceeds of $4,775,000 from the sale of our 8% Notes, together with warrants to purchase a total of 383,080 shares of our common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the 8% Notes offerings, we issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our common stock. Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the Loan Facility.

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

During the year ended December 31, 2017, we issued $354,238 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of December 31, 2017, we had outstanding $5,525,000 principal amount of 8% Notes, of which $3,003,000 principal amount is due on November 30, 2018 and $2,522,000 principal amount is due on February 28, 2019.

The outstanding principal amount plus accrued interest on the 8% Notes is convertible at the option of the holder into shares of common stock at conversion prices ranging from $2.25 to $4.00 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

The exercise price of the warrants issued in connection with the 8% Note Offerings ranges from $3.00 to $4.45 per share, subject to certain anti-dilution and other adjustments, including stock splits, distributions in respect of the common stock and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise. Of these warrants, 320,702 warrants may be exercised until November 30, 2021 and 246,182 warrants may be exercised until January 31, 2022.

Loans from Principal Stockholders

Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $2,126,000 and $1,086,000, as of December 31, 2017 and December 31, 2016, respectively.

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

In April 2018, Michael and Robert Taglich advanced an aggregate of $1,150,000 which funds are to be applied to a private placement on terms yet to be determined.

Taglich Brothers acted as a placement agent in connection with the sale of the May 2018 Notes and warrants discussed below for which they are to be paid commissions in the aggregate amount of $176,000.

As compensation for its services as placement agent for the offering of the 12% Notes discussed below, we paid Taglich Brothers a fee of $295,400 and issued to Taglich Brothers five-year warrants to purchase 68,617 shares of common stock at an initial exercise price of $6.15, subject to certain anti-dilution and other adjustments.

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

The May 2018 Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the May 2018 Notes purchased. In connection with our July public offering, approximately $1,754,215 principal amount of the May 2018 Notes were converted into 1,240,605 shares of common stock and $463,501 principal amount of May 2018 Notes were redeemed. The balance of the May 2018 Notes were converted into 1,222,809 shares of common stock pursuant to the restructuring approved by our stockholders at our October 3rd Annual Meeting. Consequently, no May 2018 Notes remain outstanding.

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

  We recognized an aggregate debt discount on the May 2018 Notes of approximately $2.5 million, comprised of the allocation of proceeds to the warrants and recognition of the beneficial conversion feature. The debt discount is presented net of the May 2018 Note balance in the Condensed Consolidated Balance Sheets and is amortized to interest expense over the term of the May 2018 Notes using the effective interest method. We amortized approximately $739,000 to interest expense in the year ended December 31, 2017.

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

In addition, we issued shares of common stock in connection with the Restructuring Transactions, described below, contemplated by the Public Offering, at a conversion price of $1.50 per share, upon obtaining stockholder approval at our Annual Meeting of Stockholders on October 3, 2017:

•	May 2018 Notes in the aggregate principal amount of $1,834,214 were converted into 1,222,809 shares.

•	All of the outstanding 1,294,441 shares of Series A Preferred Stock were converted into 8,629,606 shares.

•	The Taglich Notes in the principal amount of $500,000, together with accrued interest thereon, were converted into 346,992 shares.

Equity Private Placement

On November 29, 2017, December 5, 2017, December 29, 2017 and January 9, 2018, we issued and sold to 44 accredited investors, including Michael Taglich and Robert Taglich, an aggregate of 1,577,390 shares of common stock and warrants to purchase an additional 480,000 shares of common stock, for gross proceeds of $2,000,000, in a private placement exempt from the registration requirements of the Securities Act. Michael Taglich and Robert Taglich purchased 144,927 shares and 72,463 shares, respectively, together with warrants to purchase an additional 48,000 shares and 24,000 shares, respectively, of common stock, for a purchase price of $200,000 and $100,000, respectively. The purchase price for the shares and warrants was $1.25 per share, except that the purchase price paid by Michael Taglich and Robert Taglich was $1.38 per share, the closing price of a share of common stock immediately prior to the purchase. The warrants have an exercise price of $1.50 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise. The warrants may be exercised until November 30, 2022.

If prior to July 1, 2018, we complete a placement of shares of our common stock or securities convertible into or exercisable for shares of our common stock at an effective price or conversion rate (the “Subsequent Price”) less than $1.25 per share of common stock, we have agreed to issue to the purchasers of the shares and warrants (other than Michael Taglich and Robert Taglich), such additional number of shares of common stock as would have been received had the purchase price been equal to the greater of the Subsequent Price and $1.00 per share. If we complete more than one placement of shares of common stock or securities convertible into or exercisable for shares of common stock prior to July 1, 2018, the Subsequent Price will be the lowest of the prices at which such offerings are completed.

Taglich Brothers, Inc., of which Michael Taglich and Robert Taglich are principals, acted as placement agent for the sale of the shares and warrants received a placement agent fee equal to $56,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering.

After giving effect to the foregoing transactions, we had outstanding approximately 25,034,084 shares of common stock and no shares of preferred stock. In addition, other than the indebtedness under our Loan Facility and the indebtedness represented by our 8% Notes, our only other indebtedness for money borrowed was the $1,150,000 advanced by Michael and Robert Taglich on terms to be determined.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Year Ended December 31,
	2017	2016
Cash provided by (used in)
Operating activities	$(3,986)	(692)
Investing activities	1,761	(924)
Financing activities	1,551	2,391
Net (decrease) increase in cash and cash equivalents	$(674)	775

Cash Provided By (Used In) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2017, net cash was impacted by a net loss of $22,551,000, offset by $19,172,000 of non-cash items consisting primarily of goodwill impairment of $9,612,000, depreciation of property and equipment of $2,723,000, amortization of debt discount on convertible notes payable of $2,301,000, amortization of capitalized engineering costs and intangibles of $1,096,000. Operating assets and liabilities further used cash in the net amount of $607,000 consisting primarily of the net decrease of accounts payable and accrued expenses in the amount $3,527,000 and a decrease in accounts receivable of $1,004,000, partially offset primarily by decreases in inventory of $905,000 prepaid taxes of $360,000 and an increase in deferred revenue of $410,000.

For the year ended December 31, 2016, our net cash used in operating activities of $692,000 was comprised of a net loss of $15,623,000 plus $6,712,000 of cash provided by changes in operating assets and liabilities plus adjustments for non-cash items of $8,219,000. Adjustments for non-cash items consisted primarily of depreciation of property and equipment of $3,347,000, amortization of capitalized engineering costs, intangibles and other items of $2,229,000, bad debt expense of $274,000, representing amounts reserved for as potentially uncollectible, and non-cash compensation of $167,000, deferred income taxes of $2,063,000, loss on sale of fixed assets held for sale of $5,000, loss on extinguishment of debt of $172,000, and prepaid taxes of $126,000. These non-cash items were offset by $38,000 of deferred gain on the sale of real estate. The increase in operating assets and liabilities consisted of a net decrease in Operating Assets of $2,045,000 and a net increase in Operating Liabilities of $4,667,000. The increase in Operating Assets was comprised of an increase in inventory of $2,902,000, and a net decrease in prepaid expenses and other current assets, and deposits and other assets of $394,000, partially offset by a decrease in accounts receivable of $4,616,000. The net increase in Operating Liabilities was comprised of increases in accounts payable and accrued expenses of $4,495,000 due to the timing of the receipt and payment of invoices, an increase in deferred rent of $82,000, and an increase in deferred revenue of $84,000, partially offset by an increase in income taxes payable of $6,000.

Cash Provided By (Used in) Investing Activities

Cash provided by investing activities consists of the cash received from the businesses we sold, reduced by capital expenditures for property and equipment and capitalized engineering costs. A description of capitalized engineering costs can be found below and in Note 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2017.

For the year ended December 31, 2017, cash provided by investing activities was $1,761,000. This was comprised of the proceeds from the sale of the AMK subsidiary of $4,260,000, offset by $985,000 for capitalized engineering costs and $1,514,000 for the purchase of property and equipment.

For the year December 31, 2016, cash used in investing activities was $924,000. This was comprised of $963,000 of capitalized engineering costs, $1,632,000 used for the purchase of property and equipment, offset by the proceeds of the sale of fixed assets of $1,671,000.

Cash Provided By Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the year ended December 31, 2017, cash provided by financing activities was $1,551,000. This was comprised of repayments of $3,178,000 on our term loan, $7,938,000 on our revolving loans, $1,397,000 on our capital lease obligations, payments of notes payable issuances of $463,000, and deferred financing costs of $50,000, offset by proceeds from notes payable issuances of $2,660,000 to related parties and $4,184,000 to third parties and proceeds from the issuance of common stock of $7,733,000.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2017:

	Payment due by period (in thousands)
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Debt and capital leases	$30,458	28,699	1,739	20	—
Operating leases	8,492	1,294	1,886	1,811	3,501
Total	$38,950	29,993	3,625	1,831	3,501

*	The revolving loans and term loans with our senior lender are classified as due in less than 1 year, see Note 11 to our Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2017.

Going Concern

We suffered losses from operations of $12,758,000 and $10,135,000 and net losses of $22,551,0000 and $15,623,000, respectively, for the years ended December 31, 2017 and 2016. We also had negative cash flows from operations for the year ended December 31, 2017. In addition, in 2016 we disposed of the real estate on which one of our operating subsidiaries was located through a sale leaseback transaction, and in January 2017 we sold that operating subsidiary. We have had to sell debt and equity securities to secure funds to operate our business and may have to continue to do so. From September 2016 through June 2017, we issued additional shares of Series A Preferred Stock in lieu of cash payment of accrued dividends on outstanding shares of Series A Preferred Stock and in February 2017, May 2017 and August 2017, we issued additional convertible notes in lieu of cash payment of accrued interest on outstanding convertible notes.

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

In late fiscal 2017, we initiated a repositioning of our business to obtain profitability and improve our liquidity position. We named a new CEO and on March 21, 2018, we entered into a Stock Purchase Agreement for the sale of WMI, for a purchase price of $9,000,000, subject to a working capital adjustment. The sale is subject to certain conditions, including the buyer obtaining financing and is anticipated to close in May or June 2018 although it is possible that that closing may be delayed. In addition, although management believes such event is unlikely, the SPA does provide for certain limited termination rights by either party. Although we believe the proceeds of this acquisition will improve our liquidity position, we still may need further issuances of debt, equity or financing to fund ongoing operations until we achieve sustainable profitability.

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

Revenue Recognition

During fiscal 2017 and 2016, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. The Company utilizes a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Freight out is included in operating expenses.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. As of December 31, 2017, the intangible assets have been fully amortized and there has been no impairment.

Recently Issued Accounting Pronouncements

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2017. Based on that evaluation, the CEO and CFO concluded that for the reasons discussed below our disclosure controls and procedures were not effective as of December 31, 2017.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2017. In particular, certain portions of our inventory control system have not been integrated into the system used by the balance of the Company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand and the enterprise reporting system used to track employee hours and, hence, costs to be included in work in process, is not sufficiently automated to ensure compliance at all times. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and non-standard transactions and were deficient in supervision and internal control monitoring.

To remedy these weaknesses, when financially able, we plan to supplement our accounting staff with additional experienced financial professionals, redefining and realigning responsibilities and by defining additional controls, reporting processes and procedures to address the accounting requirements and disclosures for non-standard and unusual transactions. In addition, until we locate and engage appropriate accounting personnel, we will engage third party consultants to assist in accounting for non-recurring complex transactions.

The material weaknesses discussed above will not be considered remediated until the necessary personnel have been engaged and the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

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

3.3

Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

4.1

Form of specimen common stock certificate (incorporated herein by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-191748) filed on August 26, 2014 and declared effective on August 26, 2014).

4.2	Form of Placement Agent’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

4.3

Form of Warrant issued to Taglich Brothers, Inc. in connection with Capital Market Advisory Agreement dated as of January 1, 2014 (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

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

4.9

Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with 12% Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

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

4.12

Form of Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the 2019 Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.13	Form of 8% Subordinated Convertible Note due January 31, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.14

Form of Warrant issued to purchasers of 2019 Notes in connection with the 8% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.15	The Company’s 8% Subordinated Convertible Note due November 30, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

Agreements Relating to PNC Loan Facility

10.1

Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “PNC Loan Agreement”) dated June 27, 2013 by and among PNC Bank, National Association, as Lender and Agent, and Air Industries Machining, Corp., Welding Metallurgy, Inc., Nassau Tool Works, Inc. and Air Industries Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.2	Guarantor’s Ratification by Air Industries Group, Inc. under PNC Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.3

First Amendment to PNC Loan Agreement (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 25, 2014 (the “2013 Form 10-K”).

10.4	Second Amendment To PNC Loan Agreement (incorporated herein by reference from Exhibit 10.23 to the Company’s 2013 Form 10-K).

10.5	Amended and Restated Revolving Credit Note issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.24 to the Company’s 2013 Form 10-K).

10.6	Amended and Restated Term Note in the principal amount of $1,947,603.50 issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.25 to the Company’s 2013 Form 10-K).

10.7	Third Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014).

10.8	Sixth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.9	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.10	Eighth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.11	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.12	Tenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2015).

10.13	Fifth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 23, 2015).

10.14	Eleventh Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2016).

10.15	Sixth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 12, 2016).

10.16	Twelfth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.17	Term Loan in the principal amount of $7,388,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.18	Thirteenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

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

10.21

Stock Purchase Agreement dated as of June 4, 2014, by and among the Registrant and the shareholders of Eur-Pac Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2014).

10.22

Stock Purchase Agreement dated as of October 1, 2014, among the Company, AMK Welding, Inc. and Dynamic Materials Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (October 2, 2014).

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

10.33	Real Estate Purchase and Sale Agreement for the sale of 283 Sullivan Avenue, South Windsor, CT (“South Windsor Contract”), dated as of December 7, 2015 (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.34	First Amendment to South Windsor Contract dated as of January 26, 2016 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.35	Second Amendment to South Windsor Contract dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 4, 2016).

10.436	Third Amendment to South Windsor Contract dated as of April 6, 2016 (incorporated herein by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 14, 2016).

10.37	Lease dated April 11, 2016 for the premises located at 283 Sullivan Avenue, South Windsor, CT (incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on April 14, 2016).

Agreements With Officers, Directors and Related Persons

10.38

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

10.41

Promissory note dated April 8, 2016 in the principal amount of $350,000 payable to Michael N. Taglich (incorporated herein by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on April 14, 2016).

10.42

Promissory note dated April 8, 2016 in the principal amount of $350,000 payable to Robert F. Taglich (incorporated herein by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on April 14, 2016).

10.43	Promissory note in the principal amount of $400,000 payable to Michael N. Taglich (incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.44	Promissory note in the principal amount of $300,000 payable to Robert F. Taglich (incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on May 10, 2016).

10.45	Promissory note in the principal amount of $500,000 payable to Michael Taglich (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.46	Promissory note in the principal amount of $1,000,000 payable to Michael Taglich (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

Agreements Relating to Issuance of Securities

10.47	Form of Subscription Agreement, dated as of May 28, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

10.48

Placement Agent Agreement, dated as of May 28, 2014, between the Company and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 29, 2014).

10.49

Placement Agency Agreement dated May 25, 2016 between the Company, Craig-Hallum Capital Group LLC and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.50

Securities Purchase Agreement dated as of May 25, 2016 by and among Air Industries Group and the purchasers named therein (incorporated herein by reference to Exhibit A included in Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.51	Registration Rights Agreement (incorporated herein by reference to Exhibit B included in Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.52

Placement Agency Agreement dated August 19, 2016 between the Company and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.53

Securities Purchase Agreement by and among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.54	The Company’s 12% Subordinated Convertible Note due December 31, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.55	Joinder Agreement among the purchasers of the Notes and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.56	Amendment to Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

10.57

Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2018 Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

10.58	Form of Subscription Agreement for the 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

10.59

Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2019 Notes issued in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

10.60

Placement Agency Agreement with Taglich Brothers, Inc. for the offering of the 2019 Notes issued in March 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2017).

10.61

Placement Agency Agreement with Taglich Brothers, Inc. dated November 29, 2017 for the offering of shares of common stock and warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2017).

10.62	Subscription Agreement for the offering of shares of common stock and warrants (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2017).

10.63	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form 10 filed on October 2, 2012).

10.64	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.65	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.66

2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.67

2017 Equity Incentive Plan incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017.

14.1

Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003 filed on April 14, 2004 (the Company was then known as Health & Nutrition Systems International).

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

_______________

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2018

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 17, 2018 in the capacities indicated.

Signature	Capacity

/s/ Luciano Melluzzo
Luciano Melluzzo	President and CEO
(principal executive officer)
/s/ Michael E. Recca
Michael E. Recca	Chief Financial Officer
(principal financial and accounting officer)
/s/ Michael N. Taglich
Michael N. Taglich	Chairman of the Board

/s/ Peter D. Rettaliata
Peter D. Rettaliata	Director

/s/ Robert F. Taglich
Robert F. Taglich	Director

/s/ David J. Buonanno
David J. Buonanno	Director

/s/ Robert Schroeder
Robert Schroeder	Director

/s/ Michael Brand
Michael Brand	Director

/s/ Michael Porcelain	Director
Michael Porcelain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, among other going concern matters discussed, the Company has suffered a net loss in 2017 and has had negative cash flows from operating activities, and is dependent upon future issuances of equity or other financing to fund ongoing operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditors since 2008.

Saddle Brook, NJ

April 17, 2018

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$630,000	$1,304,000
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $494,000 and $403,000, respectively	5,464,000	6,073,000
Inventory	31,141,000	32,568,000
Prepaid Expenses and Other Current Assets	214,000	299,000
Prepaid Taxes	49,000	409,000
Assets Held for Sale	10,082,000	21,297,000
Total Current Assets	47,580,000	61,950,000

Property and Equipment, Net	10,050,000	11,197,000
Capitalized Engineering Costs - Net of Accumulated Amortization
of $5,380,000 and $4,957,000, respectively	2,188,000	1,627,000
Deferred Financing Costs, Net, Deposits and Other Assets	665,000	1,088,000
Intangible Assets, Net	—	471,000
Goodwill	272,000	6,467,000

TOTAL ASSETS	$60,755,000	$82,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$23,131,000	$32,913,000
Notes Payable – Related Party – Current Portion	262,000	1,086,000
Accounts Payable and Accrued Expenses	10,872,000	14,150,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	931,000	946,000
Liabilities Directly Associated with Assets Held for Sale	2,795,000	4,235,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	38,049,000	53,388,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	1,798,000	2,971,000
Notes Payable – Related Party – Net of Current Portion	1,650,000	—
Deferred Gain on Sale - Net of Current Portion	295,000	333,000
Deferred Rent	1,197,000	1,218,000
TOTAL LIABILITIES	42,989,000	57,910,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, Designated as Series A Convertible Preferred Stock – par value $0.001, Authorized 0 at December 31, 2017 and 2,000,000 shares at December 31, 2016; 0 and 1,202,548 outstanding at December 31, 2017 and 2016	—	1,000
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 25,213,805 and 7,650,165 Shares Issued and Outstanding as of December 31, 2017 and December 31, 2016, respectively	25,000	7,000
Additional Paid-In Capital	71,272,000	55,862,000
Accumulated Deficit	(53,531,000)	(30,980,000)
TOTAL STOCKHOLDERS' EQUITY	17,766,000	24,890,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,755,000	$82,800,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Operations For the Years Ended December 31,

	2017	2016

Net Sales	$49,869,000	$51,321,000

Cost of Sales	45,002,000	47,052,000

Gross Profit	4,867,000	4,269,000

Operating Expenses	11,430,000	14,404,000

Impairment of goodwill	(6,195,000)

Loss from Operations	(12,758,000)	(10,135,000)

Interest and Financing Costs	(3,378,000)	(2,500,000)

Loss on Extinguishment of Debt	(112,000)	—
Gain on Sale of Subsidiary	200,000	—
Other Expenses, Net	(22,000)	(131,000)

Loss before Provision for Income Taxes	(16,070,000)	(12,766,000)

(Benefit from) Provision for Income Taxes	(197,000)	2,101,000
Loss from Continuing Operations	(15,873,000)	(14,867,000)
Loss from Discontinued Operations, net of tax	(6,678,000)	(756,000)
Net Loss	$(22,551,000)	$(15,623,000)
Net Loss per share - basic
Continuing operations	(1.20)	$(1.96)
Discontinued operations	$(0.50)	$(0.10)
Net Loss per share – diluted
Continuing operations	(1.20)	(1.96)
Discontinued operations	$(0.50)	$(0.10)

Weighted average shares outstanding – basic	13,230,775	7,579,419
Weighted average shares outstanding – diluted	13,230,775	7,579,419

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2016	—	—	7,560,040	$7,000	$44,155,000	$(15,357,000)	$28,805,000
Issuance of Preferred Stock	1,202,548	$1,000	—	—	10,304,000	—	10,305,000
Fair Value Allocation of Warrants	—	—	—	—	1,236,000	—	1,236,000
Issuance of Restricted Stock	—	—	42,000	—	—	—	—
Exercise of Options and Warrants	—	—	24,905	—		—	—

Stock Compensation Expense	—	—	—	—	167,000	—	167,000
Net Loss	—	—	—	—	—	(15,623,000)	(15,623,000)
Balance, December 31, 2016	1,202,548	$1,000	7,626,945	$7,000	$55,862,000	$(30,980,000)	$24,890,000
Issuance of Preferred stock	91,893	—	—	—	—	—	—
Fair Value Allocation of Warrants	—	—	—	—	2,500,000	—	2,500,000
Issuance of Common stock	—	—	5,900,390	6,000	7,621,000	—	7,627,000
Common stock issued for directors fees	—	—	154,463	—	232,000	—	232,000
Common stock issued for legal fees	—	—	92,000	—	200,000	—	200,000
Conversion of preferred to common	(1,294,441)	(1,000	8,629,606	9,000	—	—	8,000
Common stock issued for convertible notes	—	—	2,810,401	3,000	4,525,000	—	4,528,000
Stock Compensation Expense	—	—	—	—	332,000	—	332,000
Net Loss	—	—	—	—	—	(22,551,000)	(22,551,000)
Balance, December 31, 2017	—	—	25,213,805	$25,000	$71,272,000	(53,531,000)	$17,766,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,551,000)	$(15,623,000)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation of property and equipment	2,723,000	3,347,000
Amortization of intangible assets	673,000	1,279,000
Amortization of capitalized engineering costs	423,000	362,000
Loss on Impairment of goodwill – continuing operations	6,195,000	—
Loss on Impairment of goodwill – discontinued operations	3,417,000	—
Bad debt expense (recovery)	87,000	274,000
Non-cash employee compensation expense	332,000	167,000
Non-cash directors compensation expense	232,000	—
Amortization of deferred financing costs	267,000	371,000
Deferred gain on sale of real estate	(38,000)	(38,000)
Loss on sale of fixed assets held for sale	—	5,000
(Gain) loss on sale of subsidiary	(200,000)	—
Deferred income taxes	—	2,063,000
Loss on impairment of intangible assets – discontinued operations	1,085,000	—
Loss on Assets Held for Sale	1,563,000	—
Loss on extinguishment of debt	112,000	172,000
Amortization of convertible notes payable	2,301,000	217,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Assets held for sale - AMK Cash	39,000	(39,000)
Accounts receivable	1,004,000	4,616,000
Inventory	905,000	(2,902,000)
Prepaid expenses and other current assets	281,000	394,000
Prepaid taxes	360,000	126,000
Deposits and other assets	(113,000)	(150,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(3,527,000)	4,495,000
Deferred rent	34,000)	82,000
Deferred revenue	410,000)	84,000
Income taxes payable	—	6,000
NET CASH USED IN OPERATING ACTIVITIES	(3,986,000))	(692,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(985,000)	(963,000)
Purchase of property and equipment	(1,514,000)	(1,632,000)
Proceeds from the sale of fixed assets	—	1,671,000
Proceeds from sale of subsidiary	4,260,000	—
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	1,761,000	(924,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	(7,938,000)	(5,211,000)
Payments of note payable – term notes	(3,178,000)	(3,184,000)
Capital lease obligations	(1,397,000)	(1,226,000)
Proceeds from note payable – related party	2,660,000	4,500,000
Proceeds from notes payable – third parties	4,184,000	3,695,000
Payments of notes payable – third parties	(463,000)	—
Deferred financing costs	(50,000)	(223,000)
Expense for issuance of preferred stock	—	(663,000)
Expenses for issuance of debt offering	—	(547,000)
Proceeds from issuance of common stock	7,733,000	—
Proceeds from the issuance of preferred stock	—	5,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,551,000	2,391,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT	(674,000)	775,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,304,000	529,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$630,000	$1,304,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2017	2016

Supplemental cash flow information
Cash paid during the period for interest	$2,035,000	$1494,000
Cash paid during the period for income taxes	$8,000	$13,000

Supplemental schedule of non-cash investing and financing activities
Common Stock issued for notes payable - related party	2,254,000	—
Common Stock issued for notes payable - third parties	1,941,000	—
Placement agent warrants issued	85,000	—

Preferred stock issued for notes payable – related party	$—	$3,250,000

Preferred stock issued for notes payable – other	$—	$2,745,000

Preferred stock issued for PIK dividends	$913,000	$502,000

Acquisition of property and equipment financed by capital lease	$225,000	$2,096,000

Classification of assets held for sale	$10,082,000	$21,297,000

Liabilities directly associated with assets held for sale	$(2,795,000)	$(4,235,000)

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. ("Decimal"), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC ("Air Realty") The Sterling Engineering Corporation ("Sterling"), and Compac Development Corporation (“Compac”), (together, the “Company”).

Going Concern

The Company suffered a net loss from operations of $12,758,000 for the year ended December 31, 2017, and net losses of $22,551,000 and and $15,623,000 for the years ended December 31, 2017 and 2016, respectively. The Company also had negative cash flows from operations for the years ended December 31, 2017 and 2016. In 2015 the Company ceased paying dividends on its common stock and in 2016 disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. In January 2017, the Company sold one of its operating subsidiaries. The Company has entered in a Stock Purchase Agreement to sell a majority of its Aerostructures & Electronics segment. During the year ended December 31, 2016 and subsequent thereto, the Company sold in excess of $29,856,000 in debt and equity securities to secure funds to operate its business. Furthermore, as of December 31, 2017, the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank (the “Loan Facility”).

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sale of AMK

On January 27, 2017, the Company sold all of the outstanding shares of AMK to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017 for a purchase price of $4,500,000, net of a working capital adjustment of ($163,000), plus additional quarterly payments, not to exceed $ 1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. The Company recorded a $200,000 gain on the sale of AMK. The gain on sale was the difference between the non-contingent payments and the carrying value of the disposed business. The Company has made an accounting policy decision to record the contingent consideration as it is determined to be realizable.

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

Sale of Welding Metallurgy Inc.

On March 21, 2018, the Company signed an agreement to sell all of the outstanding shares of WMI including its wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp to CPI Aerostructures, Inc., pursuant to a Stock Purchase Agreement (SPA) for a purchase price of $9,000,000, subject to a customary working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements, long-term agreements with certain customers, by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction if subsequent to the Specified Dates WMI enters into those specified agreements by $100,000 for each calendar month after the Specified Date. The sale is subject to certain conditions, including CPI obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. It is anticipated that the sale will occur in May or June of 2018.

Sale of Unregistered Equity Securities

On January 9, 2018 the Company issued and sold to 35 accredited investors an aggregate of 852,000 shares of its common stock (the “Shares”) and warrants to purchase an additional 255,600 shares of common stock (the “Warrants”), for gross proceeds of $1,065,000 pursuant to a private placement (the “Offering”). The purchase price for the Shares and Warrants was $1.25 per Share. The Company had previously sold a total of 725,390 shares of common stock and warrants to purchase an additional 224,400 shares of common stock for gross proceeds of $935,000 on November 29, 2017, December 5, 2017 and December 29, 2017 pursuant to the Offering.

The Warrants have an exercise price of $1.50 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise. The Warrants may be exercised until November 30, 2022.

If prior to July 1, 2018, the Company should complete a placement of shares of its common stock or securities convertible into or exercisable for shares of its common stock at an effective price or conversion rate (the “Subsequent Price”) less than $1.25 per share of common stock, there shall be issued to the purchasers in the Offering, such additional number of shares of common stock as would have been received had the Purchase Price thereunder been equal to the greater of the Subsequent Price and $1.00 per share, provided further that no adjustment shall be made for those subscribers who are officers, directors or otherwise deemed to be affiliates of the Company under the rules of the NYSE American. If the Company shall complete more than one placements of shares of its common stock or securities convertible into or exercisable for shares of its common stock prior to July 1, 2018, the Subsequent Price will be the lowest of the prices at which such offerings are completed.

Taglich Brothers, Inc., a related party (see related party footnote for definition), which acted as placement agent for the sale of the Shares and Warrants, is entitled to a placement agent fee equal to $85,200 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants.  Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc.

Related Party Transactions

In April 2018, Michael and Robert Taglich advanced an aggregate of $1,150,000 to be applied to a private placement on terms to be determined.

Note 2. — DISCONTINUED OPERATIONS

In March 2018, the Company entered into an agreement to sell WMI and related operations to CPI Aerostructures, Inc. pursuant to a Stock Purchase Agreement (SPA) for a purchase price of $9,000,000, subject to a working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction by $100,000 for each calendar month which pause often after the Specified Date WMI enters into the specified agreements. The sale is subject to certain conditions, including CPI obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. It is anticipated that the sale will occur in May or June of 2018. At December 31, 2017, the Company has included a loss on impairment on the assets held for sale of $2,648,000.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations:

	December 31,
	2017	2016
Net revenue	$13,129,000	$15,954,000
Cost of goods sold	11,245,000	13,143,000
Gross profit	1,884,000	2,451,000
Operating expenses:
Selling, general and administrative	2,488,000	3,105,000
Loss on assets held for sale	2,648,000	—
Impairment of Goodwill	3,417,000	—
Total operating expenses	8,553,000	3,105,000
Interest expense	12,000	96,000
Other income (expense)	3,000	5,000
Loss from discontinued operations before income taxes	(6,631,000)	(745,000)

Provision for income taxes	—	11,000
Net income (loss) from discontinued operations	$(6,631,000)	$(756,000)

The following table presents a reconciliation of the WMI and subsidiaries net cash flow from operating, investing and financing activities for the periods indicated below:

	2017	2016
Net cash used in operating activities - discontinued operation	$(2,765,055)	$(749,757)
Net cash used in investing activities - discontinued operation	$(33,244)	$(172,906)
Net cash provided by financing activities - discontinued operations	$2,664,689	$859,856

Depreciation and amortization	$374,871	$448,215
Capital expenditures	$(33,244)	$(172,906)

See Note 8 for a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding Metallurgy is a specialty welding and products provider whose significant customers include the world's largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Eur-Pac specializes in military packaging and supplies. Eur- Pac s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference Electro-Magnetic Interference) shielded enclosures for electronic components. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

If the sale of WMI closes, the Company will be more focused on complex machined products for aircraft landing gear and jet turbines.

Principles of Consolidation

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

In March 2018, the Company entered into an agreement to sell WMI. WMI is classified as a discontinued operation (see "Note 2 - Discontinued Operations"). As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

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

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. Even though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre- production engineering and programming of the Company’s machines. The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs are amortized on a straight-line basis over the estimated length of the contract, or if shorter, three years.

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2017 and 2016.

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

Revenue Recognition

For 2017 and 2016 the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

The Company had approximately $619,000 and $2,914,000 of net sales that were billed but not shipped under such bill and hold arrangements as of December 31, 2017 and 2016, respectively.

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

Credit and Concentration Risks

There were three customers that represented 62.0% of total sales, and three customers that represented 52.3% of total sales for the years ended December 31, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2017	2016

1	25.5	21.3
2	20.5	14.6
3	16.0	16.4

There were three customers that represented 68.7% of gross accounts receivable and two customers that represented 35.3% of gross accounts receivable at December 31, 2017 and 2016, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	December	December
	2017	2016
1	41.9	24.1
2	14.6	11.2
3	12.2	*

*Customer was less than 10% of gross accounts receivable at December 31, 2017.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2017	2016

Weighted average shares outstanding used to compute basic earnings per share	13,230,775	7,579,419
Effect of dilutive stock options and warrants	—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	13,230,775	7,579,419

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2017	2016
Stock Options	354,000	633,000
Warrants	1,480,000	520,000
	1,834,000	1,153,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the years:

	December 31,	December 31,
	2017	2016
Stock Options	146,000	3,000
Warrants	41,000	321,000
	187,000	324,000

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $272,000 at December 31, 2017 relates to the acquisitions of NTW $163,000 and ECC $109,000. The goodwill amount of $9,884,000 at December 31, 2016 relates to the acquisitions of Welding $292,000, NTW $163,000, Woodbine $2,565,000, Eur-Pac $1,655,000, ECC $109,000, Sterling $4,540,000 and Compac $560,000.

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

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist. As discussed above, the Company adopted ASU 2011-08 and performs a qualitative assessment in the fourth quarter of each year to determine whether it was more likely than not that the fair value of each of Welding, including Woodbine, NTW, Eur-Pac, ECC, AMK, Sterling, Eur-Pac and Compac was less than its carrying amount.

During 2017 the Company determined that goodwill for Welding, Woodbine, Compac, Eur-Pac and Sterling in the amounts of $291,000, $2,565,000, $560,000, $1,656,000 and $4,540,000, respectively, had been impaired. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

During 2017, the Company determined that goodwill for Eur-Pac and Sterling in the amounts of $1,655,000 and $4,540,000, respectively, had been impaired. The total of $6,195,000 is included loss from continuing operations.

During 2017, the Company determined that goodwill for Welding, Woodbine and Compac in the amounts of $292,000, $2,565,000, $560,000, respectively, had been impaired. The total of $3,417,000 is included in loss from discontinued operations.

Freight Out

Freight out is included in operating expenses and amounted to $196,000 and $180,000 for the years ended December 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) (“ASU 2016-01”). The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

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

Reclassifications

Reclassifications occurred to certain 2016 amounts to conform to the 2017 classification.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2017	2016

Accounts Receivable Gross	$5,958,000	$6,476,000
Allowance for Doubtful Accounts	(494,000)	(403,000)
Accounts Receivable Net	$5,464,000	$6,073,000

The allowance for doubtful accounts for the years ended December 31, 2017 and 2016 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2017
Allowance for Doubtful Accounts	$403,000	$91,000	$—	$494,000
Year ended December 31, 2016
Allowance for Doubtful Accounts	$196,000	$274,000	$67,000	$403,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2017	2016

Raw Materials	$5,346,000	$5,513,000
Work In Progress	19,947,000	21,903,000
Finished Goods	10,122,000	8,928,000
Inventory Reserve	(4,274,000)	(3,776,000)
Total Inventory	$31,141,000	$32,568,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value.

	Balance at Beginning of Year	Additions to Reserve	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2017
Reserve for Inventory	$(3,776,000)	$(503,000)	$5,000	$(4,274,000)
Year ended December 31, 2016
Reserve for Inventory	$(3,181,000)	$(681,000)	$86,000	$(3,776,000)

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2017	2016

Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.5 years
Machinery and Equipment	11,554,000	12,172,000	5 - 8 years
Capital Lease Machinery and Equipment	6,534,000	5,573,000	5 - 8 years
Tools and Instruments	8,538,000	7,520,000	1.5 - 7 years
Automotive Equipment	172,000	195,000	5 years
Furniture and Fixtures	311,000	312,000	5 - 8 years
Leasehold Improvements	528,000	525,000	Term of Lease
Computers and Software	406,000	406,000	4 - 6 years
Total Property and Equipment	29,993,000	28,653,000
Less: Accumulated Depreciation	(19,943,000)	(17,456,000)
Property and Equipment, net	$10,050,000	$11,197,000

Depreciation expense for the years ended December 31, 2017 and 2016 was approximately $1,868,000 and $3,175,000, respectively. Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2017 and 2016. Accumulated depreciation on these assets was approximately $3,595,000 and $2,320,000 as of December 31, 2017 and 2016, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	December 31,	December 31,
	2017	2016

Customer Relationships	$4,925,000	$4,925,000	5 to 14 years
Trade Names	—	—	15-20 years
Technical Know-how	—	—	10 years
Non-Compete	50,000	50,000	5 years
Professional Certifications	—	—	.25 to 2 years
Total Intangible Assets	4,975,000	4,975,000
Less: Accumulated Amortization	(4,975,000)	(4,504,000)
Intangible Assets, net	$—	$471,000

The expense for amortization of the intangibles for the years ended December 31, 2017 and 2016 was approximately $471,000 and $995,000, respectively. As of December 31, 2017 Intangible Assets have been fully amortized.

Note 8. ASSETS HELD FOR SALE AND LIABILITES DIRECTLY ASSOCIATED

AMK

As discussed in Note 1, on January 27, 2017, the Company sold all of the outstanding shares of AMK Welding, Inc. (“AMK”) to Meyer Tool, Inc., pursuant to a Stock Purchase Agreement dated January 27, 2017 (“the Stock Purchase Agreement”) for a purchase price of $4,500,000, subject to a working capital adjustment, plus additional quarterly payments, not to exceed $1,500,000, equal to five percent (5%) of Net Revenues of AMK commencing April 1, 2017. At December 31, 2016, the Company had reclassified its assets held for sale and the liabilities directly associated to these assets. The components of these assets and liabilities are as follows:

Components of Assets Held for Sale and Liabilities Directly Associated

Assets Held for Sale	December 31, 2016
Cash	$40,000
Accounts Receivable, net of allowance for doubtful accounts	722,000
Inventory, net of reserves	260,000
Prepaid and other assets	96,000
Property and equipment, net of accumulated depreciation	3,478,000
Intangible Assets, net of accumulated amortization	819,000
Goodwill	635,000

Assets Held for Sale	$6,050,000

Accounts payable and accrued expenses	379,000
Capital lease obligations	1,680,000
Deferred revenues	96,000

Liabilities directly associated to Assets Held for Sale	$2,155,000

Additionally, AMK's operations were previously reported in the Company's Turbine Engine Components segment. The amounts below represent AMK's operations that have been excluded from this segment for the year ended December 31, 2016:

Segment Data
Turbine Engine Components	2016
Net Sales	$4,511,000
Gross Profit	169,000
Pre Tax (Loss) Income	(1,595,000)
Assets	6,050,000

WMI

As discussed in Note 1, on March 21, 2018, the Company signed a Stock Purchase Agreement to sell all of the outstanding shares of WMI to CPI for a purchase price of $9,000,000, subject to a working capital adjustment, and a contingent payment of $1,000,000. At December 31, 2017 and 2016, the Company reclassified its assets held for sale and the liabilities directly associated to these assets. The components of these assets and liabilities are as follows:

Components of Assets Held for Sale and Liabilities Directly Associated

Assets Held for Sale	December 31, 2017	December 31, 2016
Accounts Receivable, net of allowance for doubtful accounts	$2,217,000	$1,976,000
Inventory, net of reserves	8,065,000	7,283,000
Prepaid and other assets	485,000	266,000
Property and equipment, net of accumulated depreciation	878,000	1,022,000
Intangible Assets, net of accumulated amortization	—	1,283,000
Impairment of Assets Held for Sale	(1,563,000)	—
Goodwill	—	3,417,000

Assets Held for Sale	$10,082,000	$15,247,000

Accounts payable and accrued expenses	2,138,000	2,010,000
Deferred Revenue	521,000	—
Notes Payable & Capital lease obligations	11,000	—
Deferred rent	125,000	70,000

Liabilities directly associated to Assets Held for Sale	$2,795,000	$2,080,000

Additionally, WMI's operations were previously reported in the Company's Aerostructures & Electronics segment. The amounts below represent WMI's operations that have been excluded from this segment for the years ended December 31, 2017 and 2016, respectively:

Segment Data
Aerostructures & Electronics	2017	2016
Net Sales	$13,129,000	$15,594,000
Gross Profit	1,884,000	2,451,000
Pre Tax (Loss) Income	(6,678,000)	(756,000)
Assets	10,082,000	15,247,000

Note 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2017	2016

Accounts Payable	$8,634,000	$11,994,000
Accrued Expenses	2,238,000	2,156,000
	$10,872,000	$14,150,000

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

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $333,000 and $371,000 as of December 31, 2017 and 2016, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

Simultaneous with the closing of the sale of the Bay Shore Property, the Company entered into a 20-year triple- net lease (the “Lease”) with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the purchaser $89,000 as security for the performance of its obligations under the Lease. In addition, the Company has on deposit $150,000 with the landlord as security for the completion of certain repairs and upgrades to the Bay Shore Property. This amount is included in the caption Deferred Finance costs, Net, Deposit and Other Assets in the accompanying Consolidated Balance Sheets. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 14 Commitments and Contingencies.

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

Note 11. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2017	2016

Revolving credit note payable to PNC Bank N.A. ("PNC")	$16,455,000	$24,393,000
Term loans, PNC	3,471,000	6,649,000
Capital lease obligations	3,073,000	4,215,000
Related party notes payable, net of debt discount	1,912,000	1,086,000
Other note payable	1,930,000	627,000
Subtotal	26,841,000	36,970,000
Less: Current portion of notes and capital obligations	(23,393,000)	(33,999,000)
Notes payable and capital lease obligations, net of current portion	$3,448,000	$2,971,000

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

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three- quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan, inclusive of the excess advance, was $16,455,000 and $24,393,000, as of December 31, 2017 and December 31, 2016, respectively. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

The Loan Facility was further amended pursuant to the Thirteenth Amendment, to modify the advance rate with respect to our inventory to be the lesser of (i) 75% of the eligible inventory, an increase from 50%, and (ii) 90% of the liquidation value of the eligible inventory, an increase from 85%, subject to the inventory sublimit of $12,500,000 and such reserves as PNC may deem proper. In addition, in the Thirteenth Amendment the lender waived any default resulting from the Company’s obligation to comply with the minimum EBITDA (as defined in the Loan Facility) covenant for the period ended June 30, 2016, consented to the issuance of the Company’s 12% Subordinated Convertible Notes and the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Preferred Stock and Series A Preferred Stock.

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

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine months and that we maintain EBITDA of not less than $345,000 for the period ending September 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. As of December 31, 2017, the Company was not in compliance with our Fixed Charge Coverage Ratio covenant. The failure to satisfy the foregoing covenants would constitute a default under the Loan Facility and PNC at its option could give notice to the Company that all amounts under the Loan Facility are immediately due and payable, and accordingly all amounts due under the loan facility have been classified as current, as of December 31, 2017. In addition, the amendment reduced the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. At December 31, 2017, the over-advance had been paid in full. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit loan in the amount of $16,455,000 and the term loan in the amount of $3,471,000. As of December 31, 2016, our debt to PNC in the amount of $31,042,000 consisted of the revolving credit note due to PNC in the amount of $24,393,000 and the term loan due to PNC in the amount of $6,649,000.

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

As of December 31, 2017 the future minimum principal payments for the term loans are as follows:

For the year ending	Amount
December 31, 2018	$1,478,000
December 31, 2019	1,478,000
December 31, 2020	515,000
December 31, 2021	—
December 31, 2022	—
Thereafter	—

PNC Term Loans payable	3,471,000
Less: Current portion	3,471,000
Long-term portion	$—

Interest expense related to these credit facilities amounted to approximately $2,122,000 and $1,908,000 for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company discovered that PNC Bank had been improperly calculating interest expense on a monthly basis since 2007. The result was a net overcharge of approximately $1,500,000 through December 31, 2017. On a monthly basis, PNC Bank had allocated the Company’s line of credit balances between each of the Company’s subsidiaries, based on their individual entity balance. Some of these accounts held debit balances, while others carried credit balances. PNC charged interest to the Company for its entities with debit balances without offsetting credit balances. This method of segregating the Company’s debt balances by entity by PNC Bank has ceased. As of the date of this filing, the Company has recovered all of its identified overcharged interest and has not noted any further discrepancies.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $3,073,000 and $4,215,000 as of December 31, 2017 and 2016, respectively, with various interest rates ranging from approximately 4% to 14%.

As of December 31, 2017, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2018	$1,428,000
December 31, 2019	1,264,000
December 31, 2020	542,000
December 31, 2021	52,000
December 31, 2022	15,000
Thereafter	—
Total future minimum lease payments	3,301,000
Less: imputed interest	(228,000)
Less: current portion	(1,293,000)
Total Long Term Portion	$1,780,000

Related Party Notes Payable

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich. In addition, a third director of the Company is a vice president of Taglich Brothers, Inc.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services. In addition, Michael and Robert Taglich have also invested in the Company through various debt and equity financings.

Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $2,126,000 and $1,086,000, as of December 31, 2017 and December 31, 2016, respectively.

On April 8, 2016, the Company issued a promissory note (“the Taglich Note B”) to Michael Taglich in the principal amount of $350,000. The Taglich Note B bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note B was subordinated to its indebtedness to PNC. This note has been repaid in full.

On April 8, 2016, the Company issued a promissory note (“the Taglich Note C”) to Robert Taglich in the principal amount of $350,000. The Taglich Note C bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note C was subordinated to its indebtedness to PNC. This note has been repaid in full.

On May 6, 2016, the Company issued a promissory note (“the Taglich Note D”) to Michael Taglich in the principal amount of $400,000. The Taglich Note D bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note D was subordinated to its indebtedness to PNC. This note has been repaid in full.

On May 6, 2016, the Company issued a promissory note (“the Taglich Note E”) to Robert Taglich in the principal amount of $300,000. The Taglich Note E bore interest at the rate of 7% per annum. The Company’s obligation under the Taglich Note E was subordinated to its indebtedness to PNC. This note has been repaid in full.

On May 25, 2016, the Company issued 110,000 and 65,000 shares of Series A Preferred Stock to Michael Taglich and Robert Taglich, respectively upon surrender of Taglich Notes D and E, in the aggregate principal of $1,100,000 and $650,000, respectively.

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

On March 17, 2017, the Company borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, directors and principal stockholders of our company, and issued promissory notes in the principal amounts of $200,000 and $300,000 to Michael Taglich and Robert Taglich, respectively, to evidence our obligation to repay that indebtedness. The notes bore interest at the rate of 7% per annum. The notes have been converted into 346,992 shares of common stock as of December 31, 2017.

On May 2, and May 10, 2017, the Company borrowed an aggregate of $750,000 from each of Michael Taglich and Robert Taglich. This indebtedness, together with accrued interest, were converted into May 2018 Notes on May 12, 2017.

In April 2018, Michael and Robert Taglich advanced an aggregate of $1,150,000 to be applied to a private placement on terms yet to be determined.

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

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $4,775,000, of which $1,950,000 were received from Robert and Michael Taglich, from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the “8% Notes”), together with warrants to purchase a total of 383,080 shares of our common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the offering of the 8% Notes, the Company issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, Inc., placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our common stock. Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the Loan Facility.

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

During the year ended December 31, 2017, we issued $354,238 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of December 31, 2017, we had outstanding $5,525,000 principal amount of 8% Notes, of which $3,003,000 principal amount is due on November 30, 2018 and $2,522,000 principal amount is due on February 28, 2019.

The outstanding principal amount plus accrued interest on the 8% Notes is convertible at the option of the holder into shares of common stock conversion prices ranging from $2.25 to $4.45 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations.

An event of default under the 8% Notes will occur (i) if the Company fails to make any payment under the 8% Notes within ten days after the date first due, or (ii) if the Company files a petition in bankruptcy or under any similar insolvency law, makes an assignment for the benefit of its creditors, or if any voluntary petition in bankruptcy or under any similar insolvency law is filed against the Company and such petition is not dismissed within sixty (60) days after the filing thereof. Upon the occurrence and continuation of an event of default, holders of a majority of the outstanding principal amount of the 8% Notes then outstanding, upon notice to the Company and the holders of the Senior Indebtedness (as defined in the 8% Notes), may demand immediate payment of the unpaid principal amount of the 8% Notes, together with accrued interest thereon and all other amounts payable under the 8% Notes, subject to the subordination provisions of the 8% Notes.

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

The principal amount, together with accrued interest, if any, of the May 2018 Notes, when issued, were convertible into shares of common stock until November 12, 2017 at a conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the May 2018 Notes) of the common stock during the five consecutive trading day period ending on the trading day immediately preceding the day of a request by the holder for conversion of the May 2018 Note. The Company has the right to redeem all, or a portion of (on a pro rata basis), of the May 2018 Notes upon written notice to the holders not less than three trading days prior to the applicable redemption date. In connection with the Company’s July 2017 public offering of its common stock, approximately $1,754,215 principal amount of the May 2018 Notes were converted into 1,240,605 shares of common stock and $463,501 principal amount of May 2018 Notes were redeemed. The balance of the May 2018 Notes were converted into 1,222,809 shares of common stock pursuant to the restructuring approved by the Company’s stockholders at the Company’s Annual Meeting on October 3, 2017. Consequently, no May 2018 Notes remain outstanding.

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

On October 3, 2017, holders  of $1,834,214 aggregate principal amount of the Company’s May 2018 Notes agreed to convert their 2018 Notes into 1,222,809 shares of common stock. The May 2018 Notes were convertible at a fixed conversion price per share of $2,49, through November 12, 2017. The conversion that occurred on October 3, 2017 was at a lower conversion price of $1.50 per share (the offering price of the shares of common stock in the Public Offering).

Note 12. STOCKHOLDERS' EQUITY

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

On July 12, 2017, the Company filed an amendment to the certificate of designation authorizing the issuance of its Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Amendment provides for the automatic conversion of shares of Series A Preferred Stock into shares of common stock upon the consummation of the Offering at a conversion price of $1.50 per share, subject to receiving stockholder approval of such conversion in accordance with the applicable rules of the NYSE MKT. In addition, the amendment changes the liquidation preference and dividend rights of the holders of Series A Preferred Stock to be on a pari passu basis with the Company’s common stock on an as converted basis based upon a conversion price of $4.92 per share. As a result of the consummation of the Offering, once stockholder approval has been obtained, the conversion price of the Series A Preferred Stock will automatically be reduced from $4.92 per share to $1.50 per share, which was the offering price of the shares of common stock in the Offering, and the conversion rate for each share of Series A Preferred Stock converted will be increased from 2.0325 shares of common stock to 6.6667 share of common stock. On October 3, 2017, holders of 1,294,441 outstanding shares of the Company’s Series A Preferred Stock automatically converted into 8,629,606 shares of common stock.

As of December 31, 2017 and 2016, the Company had outstanding 0 and 1,202,548 shares of Series A Preferred Stock outstanding.

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

On November 29, 2017, Air Industries Group (the “Company”) entered into a Placement Agency Agreement with Taglich Brothers, Inc. as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of common stock for each $100,000 of shares purchased (the Warrants”), in a private placement exempt from the registration requirements of the Securities Act. The Offering commenced November 29, 2017 and was completed in four closings for gross proceeds of $2,000,000 as follows:

		Shares		Warrants
Date	Total Investment	# of shares	Price	# of warrants	Ex Price
11/29/2017	$300,000	217,390	$1.38	72,000	$1.50
12/5/2017	400,000	320,000	$1.25	96,000	$1.50
12/29/2017	235,000	188,000	$1.25	56,400	$1.50
Subtotal- 2017	935,000	725,390		224,400
1/9/2018	1,065,000	852,000	$1.25	255,600	$1.50
Total Offering	$2,000,000	1,577,390		480,000

During the year ended December 31, 2017, the Company issued 246,463 shares of common stock in lieu of cash payment for various services provided to the Company.

Note 13. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the "Union"). The contract expires on December 31, 2018.

Medical benefits for union employees are provided through a policy with Extensis, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $136,000 and $263,000 for the years ended December 31, 2017 and 2016, respectively.

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

Others

All other Company employees, are covered under a co-employment agreement with Extensis.

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the "Plans"). Pursuant to the Plans, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plans.

Note 14. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $1,305,000 and $2,429,000 for the years ended December 31, 2017 and 2016, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2017, the aggregate future minimum lease payments are as follows:

	Fifth Avenue	Lamar Street	Motor Parkway	Porter Street
For the year ending	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Total Rents
December 31, 2018	$769,000	$300,000	$110,000	$115,000	$1,294,000
December 31, 2019	792,000	—	113,000	48,000	953,000
December 31, 2020	817,000	—	116,000	—	933,000
December 31, 2021	842,000	—	103,000	—	945,000
December 31, 2022	866,000	—	—	—	866,000
Thereafter	3,501,000	—	—	—	3,501,000
Total Rents	$7,587,000	$300,000	$442,000	$163,000	$8,492,000

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

On March 21, 2018, the Company entered into an agreement to sell the stock of WMI. Included in this agreement, the operating lease obligation for the Plant Ave. facility would transfer to the purchaser of WMI upon the sale of WMI. See Note 1 Subsequent Events for additional discussion regarding the sale of WMI. At December 31, 2017, the Company has excluded this lease commitment from the table above.

Loss Contingencies

During 2016, a number of actions were commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under an alleged commercial lease through the end of its term, plus attorney’s fees. The Company believes that it has a meritorious defense, and there was no lease on the property and that its subsidiary Compac Development Corp was a hold-over tenant occupying the space on month-to-month tenancy.

On January 18, 2018, REP B-2, LLC filed a petition for a warrant of eviction and a money judgement of approximately $56,000 against Air Industries Group arising from rent arrears on commercial space. On January 18, 2018, 360 Motor Parkway, LLC filed a petition for a warrant of eviction and a money judgement of approximately $12,000 against Air Industries Group arising from rent arrears on commercial space. Each proceeding has resulted in a stipulation of settlement providing monthly repayment schedules to bring those rent arrears current, the last of which are due on May 1, 2018, at which time the proceedings may be dismissed.

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

An employee of the Company commenced an action against, among others, Sterling Engineering and Air Industries Group, in Connecticut Commission on Human Rights and Opportunities, seeking lost wages in an undetermined amount for the employee’s termination. The action remains in the early pleading stage. The Company believes it is not liable to the employee and any amount it might have to pay would be covered by insurance.

Note 15. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2017	2016

Current
Federal tax refund	$(178,000)	$—
State	8,000	38,000
Prior Year overaccruals
Federal	—	—
State	(27,000)	—

Total (Benefit) Expense	(197,000)	38,000
Deferred Tax Benefit	—	(4,962,000)
Valuation Allowance	—	7,025,000
Net Provision for (Benefit from) Income Taxes	$(197,000)	$2,101,000

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2017	2016
U.S. statutory income tax rate	34.00%	34.00%
State taxes	0.09%	1.50%
Permanent differences, overaccruals and non-deductible items	-0.22%	0.08%
Rate change and provision to return true-up	-22.60%	0.85%
Expired stock options	-0.19%	-0.15%
Deferred tax valuation allowance	-10.09%	-51.64%
Total	0.99%	-15.36%

The components of net deferred tax assets at December 31, 2017 and December 31, 2016 are set forth below:

	December 31,	December 31,
	2017	2016
Deferred tax assets
Current:
Net operating losses	$7,730,000	$4,754,000
Bad debts	135,000	413,000
Inventory - 263A adjustment	591,000	—
Accounts payable, accrued expenses and reserves	—	930,000
Total current deferred tax assets before valuation allowance	8,456,000	6,097,000
Valuation allowance	(8,456,000)	(6,097,000)
Total current deferred tax assets after valuation allowance	—	—

Non-current:
Section 1231 loss carry forward	—	4,000
Stock based compensation - options and restricted stock	124,000	164,000
Capitalized engineering costs	281,000	431,000
Deferred rent	299,000	468,000
Amortization - NTW Transaction	519,000	1,324,000
Inventory reserves	960,000	1,157,000
Deferred gain on sale of real estate	80,000	121,000
Other	114,000	160,000
Total non-current deferred tax assets before valuation allowance	2,377,000	3,829,000
Valuation allowance	(758,000)	(928,000)
Total non-current deferred tax assets after valuation allowance	1,619,000	2,901,000

Deferred tax liabilities:
Property and equipment	(1,619,000)	(2,595,000)
Amortization – NTW Goodwill	—	(33,000)
Amortization – Welding Transaction	—	(273,000)
Total non-current deferred tax liabilities	(1,619,000)	(2,901,000)

Net non-current deferred tax asset	$—	$—

During the years ended December 31, 2017 and December 31, 2016, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2017 and 2016, the Company provided a valuation allowance on its deferred tax assets of $9,214,000 and $7,025,000, respectively.

At December 31, 2017 and 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2017 and 2016, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal and state tax authorities.

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

In July 2017, the Board of Directors adopted the Company’s 2017 Equity Incentive Plan (“2017 Plan”) which authorized the grant of rights with respect to up to 1,200,000 shares. The 2017 Plan was approved by affirmative vote of the Company’s stockholders on October 3, 2017.

During the year ended December 31, 2017, the Company granted options to purchase 695,000 shares of common stock to certain of its employees and directors. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.72% to 1.81%; expected volatility factors of 82% to 85%; expected dividend yield of 0%; and estimated option term of 5 years.

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

During the year ended December 31, 2016, the Board of Directors approved the issuance of 18,000 options, to non-employee members of the Company’s Board of Directors. These options vested quarterly as to 25% of the shares subject to the options, commencing June 2, 2016.

The Company recorded stock based compensation expense of $323,000 and $167,000 in its consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2017	2016
Risk-free interest rates	1.72 – 1.81%	0.73% - 2.04%
Expected life (in years)	4.9	5.0
Expected volatility	82%-85%	31%-59%
Dividend yield	0.0%	0.0%

Weighted-average grant date fair value per share	$0.90	$1.88

The expected life is the number of years that the Company estimates, based upon history, that the options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. In addition to the inputs referenced above regarding the option pricing model, the Company adjusts the stock-based compensation expense for estimated forfeiture rates that are revised prospectively according to forfeiture experience. The stock volatility factor is based on the Company’s experience.

A summary of the status of the Company's stock options as of December 31, 2017 and 2016, and changes during the two years then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, December 31, 2015	564,342	$7.35
Granted during the period	128,000	5.28
Exercised during the period	(24,905)	2.95
Terminated/Expired during the period	(31,095)	8.47
Balance, December 31, 2016	636,342	7.01
Granted during the period	695,000	1.45
Exercised during the period	(0)	—
Terminated/Expired during the period	(282,715)	7.66
Balance, December 31, 2017	1,048,627	$3.20

Exercisable at December 31, 2017	416,125	$5.43

The following table summarizes information about stock options at December 31, 2017:

Range of Exercise Prices	Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - $5.00	842,978	5.6 years	$1.99
$5.01 - $20.00	205,655	2.7 years	8.14
$0.00 - $20.00	1,048,633	5.1 years	$3.20

As of December 31, 2017, there was $470,233 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of three years.

The aggregate intrinsic value at December 31, 2017 was based on the Company's closing stock price of $1.69 was $166,050. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the-money options exercisable as of December 31, 2017 was 695,000.

The weighted average fair value of options granted during the years ended December 31, 2017 and 2016 was $0.90 and $1.88 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0 and $34,050, respectively. The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $235,550 and $63,830, respectively.

Warrants

During the year ended December 31, 2017 and 2016, the Company issued 971,611 and 571,871 warrants, respectively, in connection with convertible notes payable and common stock issuances.

The following tables summarize the Company's outstanding warrants as of December 31, 2017 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price	Wtd. Ave. Remaining Contractual Life (years)
Balance, December 31, 2015	164,585	$7.85	1.15
Issued	675,691	1.07	2.36
Exercised during the period	—	—	—
Terminated/Expired during the period	—	—	—
Balance, December 31, 2016	840,276	5.13	4.01
Granted during the period	971,611	2.61	4.42
Terminated/Expired during the period	(107,785)	3.62	—
Balance, December 31, 2017	1,704,102	$2.66	4.04

Exercisable at December 31, 2017	1,704,102	$3.62	4.04

The fair values of warrants granted were estimated using the Black-Sholes option-pricing model with the following assumption for the years ended December 31:

	2017	2016
Risk-free interest rates	1.85%-2.20%	1.40% - 2.04%
Expected life (in years)	5	5
Expected volatility	63%-115%	33%-59%
Dividend yield	0	0
Weighted-average grant date fair value per share	$1.10-$2.89	$0.81-$1.40

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

The Company currently divides its operations into three operating segments: Complex Machining which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI, WPI, MSI, Eur-Pac, ECC, and Compac; and Turbine Engine Components which consists of AMK and Sterling. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

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

Given the pending sale of WMI, in the future, the Company may change its reportable operating segments.

Financial information about the Company’s reporting segments for the years ended December 30, 2017 and December 31, 2016 are as follows:

	Year Ended December 31,
	2017	2016

COMPLEX MACHINING
Net Sales	$38,489,000	$37,124,000
Gross Profit	4,906,000	4,382,000
Pre Tax Loss	(2,839,000)	(5,432,000)
Assets	43,207,000	45,073,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,574,000	3,224,000
Gross Profit	507,000	38,000
Pre Tax Loss	(4,233,000)	(3,240,000)
Assets	1,021,000	4,596,000

TURBINE ENGINE COMPONENTS
Net Sales	6,806,000	10,973,000
Gross Loss	(546,000)	(151,000)
Pre Tax Loss	(7,599,000)	(4,084,000)
Assets	6,157,000	17,235,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax Loss	(1,399,000)	(10,000)
Assets	288,000	649,000

CONSOLIDATED
Net Sales	49,869,000	51,321,000
Gross Profit	4,867,000	4,269,000
Pre Tax Loss	(16,070,000)	(12,766,000)
(Benefit from) provision for Income Taxes	(197,000)	2,101,000
Loss from Discontinued Operations	(6,678,000)	(756,000)
Assets Held for Sale	10,082,000	15,247,000
Net (Loss) Income	(22,551,000)	(15,623,000)
Assets	$60,755,000	$82,800,000