Form 10-K/A
period 2017-12-31
AIR INDUSTRIES GROUP
filed 2018-04-19
CIK 1009891

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

Explanatory Note

This amendment is being filed to include the XBRL presentation and to correct certain numbers in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain Notes to the Consolidated Financial Statements, specifically, Note 2. – Discontinued Operations, and Note 3. Summary of Significant Accounting Policies – Credit and Concentration Risks.

Except for the corrections to the foregoing items, amendment speaks as of the original date of the original filing, does not reflect events that may have occurred subsequent to the date of the original filing and does not modify or update in any way any other disclosures made in the original filing.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,048,627	3.20	818,658
Equity compensation plans not approved by security holders	1,704,102	3.62	None

Total	2,752,729		818,658

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

On March 17, 2017, we borrowed $200,000 and $300,000 from each of Michael Taglich and Robert Taglich, respectively, and issued promissory notes in the principal amounts of $200,000 and $300,000 to Michael Taglich and Robert Taglich, respectively (the “Taglich Notes”). The Taglich Notes bore interest at the rate of 7% per annum. Pursuant to the restructuring completed in connection with out, July 2017 public offering, the Taglich Notes have been converted into 346,992 shares of common stock.

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

The May 2018 Notes and warrants were issued for a purchase price equal to 97% of the principal amount of the May 2018 Notes purchased. The conversion price of the May 2018 Notes was originally $2.49 per share. In connection with our July public offering, approximately $1,754,215 principal amount of the May 2018 Notes were converted into 1,240,605 shares of common stock at a conversion price of $1.50 per share, the public offering price of the shares sold in the Public Offering, and $463,501 principal amount of May 2018 Notes were redeemed. The balance of the May 2018 Notes were converted into 1,222,809 shares of common stock at $1.50 per share, the public offering price of the shares sold in the Public Offering, pursuant to the restructuring approved by our stockholders at our Annual Meeting on October 3, 2017. Consequently, no May 2018 Notes remain outstanding.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2017:

	Payment due by period (in thousands)
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Debt and capital leases	$27,069	25,169	1,806	67	—
Operating leases	8,492	1,294	1,886	1,811	3,501
Total	$35,561	26,490	3,692	1,878	3,501

*	The revolving loans and term loans with our senior lender are classified as due in less than 1 year, see Note 11 to our Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2017.

Going Concern

We suffered losses from operations of $12,758,000 and $10,135,000 and net losses of $22,551,000 and $15,623,000, respectively, for the years ended December 31, 2017 and 2016. We also had negative cash flows from operations for the year ended December 31, 2017. In addition, in 2016 we disposed of the real estate on which one of our operating subsidiaries was located through a sale leaseback transaction, and in January 2017 we sold that operating subsidiary. We have had to sell debt and equity securities to secure funds to operate our business and may have to continue to do so. From September 2016 through June 2017, we issued additional shares of Series A Preferred Stock in lieu of cash payment of accrued dividends on outstanding shares of Series A Preferred Stock and in February 2017, May 2017 and August 2017, we issued additional convertible notes in lieu of cash payment of accrued interest on outstanding convertible notes.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this amendment to this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada corporation.

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

Dated: April 19, 2018

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

Saddle Brook, NJ

April 17, 2018

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$630,000	$1,304,000
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $494,000 and $403,000, respectively	5,464,000	6,073,000
Inventory	31,141,000	32,568,000
Prepaid Expenses and Other Current Assets	214,000	299,000
Prepaid Taxes	49,000	409,000
Assets Held for Sale	10,082,000	21,297,000
Total Current Assets	47,580,000	61,950,000

Property and Equipment, Net	10,050,000	11,197,000
Capitalized Engineering Costs - Net of Accumulated Amortization
of $5,380,000 and $4,957,000, respectively	2,188,000	1,627,000
Deferred Financing Costs, Net, Deposits and Other Assets	665,000	1,088,000
Intangible Assets, Net	—	471,000
Goodwill	272,000	6,467,000

TOTAL ASSETS	$60,755,000	$82,800,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$23,131,000	$32,913,000
Notes Payable – Related Party – Current Portion	262,000	1,086,000
Accounts Payable and Accrued Expenses	10,872,000	14,150,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	931,000	946,000
Liabilities Directly Associated with Assets Held for Sale	2,795,000	4,235,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	38,049,000	53,388,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	1,798,000	2,971,000
Notes Payable – Related Party – Net of Current Portion	1,650,000	—
Deferred Gain on Sale - Net of Current Portion	295,000	333,000
Deferred Rent	1,197,000	1,218,000
TOTAL LIABILITIES	42,989,000	57,910,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, Designated as Series A Convertible Preferred Stock – par value $0.001, Authorized 0 at December 31, 2017 and 2,000,000 shares at December 31, 2016; 0 and 1,202,548 outstanding at December 31, 2017 and 2016	—	1,000
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 25,213,805 and 7,626,945 Shares Issued and Outstanding as of December 31, 2017 and December 31, 2016, respectively	25,000	7,000
Additional Paid-In Capital	71,272,000	55,862,000
Accumulated Deficit	(53,531,000)	(30,980,000)
TOTAL STOCKHOLDERS' EQUITY	17,766,000	24,890,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,755,000	$82,800,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Operations For the Years Ended December 31,

	2017	2016

Net Sales	$49,869,000	$51,321,000

Cost of Sales	45,002,000	47,052,000

Gross Profit	4,867,000	4,269,000

Operating Expenses	(11,430,000)	(14,404,000)

Impairment of goodwill	(6,195,000)	—

Loss from Operations	(12,758,000)	(10,135,000)

Interest and Financing Costs	(3,378,000)	(2,500,000)

Loss on Extinguishment of Debt	(112,000)	—
Gain on Sale of Subsidiary	200,000	—
Other Expenses, Net	(22,000)	(131,000)

Loss before Provision for Income Taxes	(16,070,000)	(12,766,000)

(Benefit from) Provision for Income Taxes	(197,000)	2,101,000
Loss from Continuing Operations	(15,873,000)	(14,867,000)
Loss from Discontinued Operations, net of tax	(6,678,000)	(756,000)
Net Loss	$(22,551,000)	$(15,623,000)
Net Loss per share - basic
Continuing operations	(1.20)	$(1.96)
Discontinued operations	$(0.50)	$(0.10)
Net Loss per share – diluted
Continuing operations	(1.20)	(1.96)
Discontinued operations	$(0.50)	$(0.10)

Weighted average shares outstanding – basic	13,230,775	7,579,419
Weighted average shares outstanding – diluted	13,230,775	7,579,419

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2016	—	—	7,560,040	$7,000	$44,155,000	$(15,357,000)	$28,805,000
Issuance of Preferred Stock	1,202,548	$1,000	—	—	10,304,000	—	10,305,000
Fair Value Allocation of Warrants	—	—	—	—	1,236,000	—	1,236,000
Issuance of Restricted Stock	—	—	42,000	—	—	—	—
Exercise of Options and Warrants	—	—	24,905	—		—	—

Stock Compensation Expense	—	—	—	—	167,000	—	167,000
Net Loss	—	—	—	—	—	(15,623,000)	(15,623,000)
Balance, December 31, 2016	1,202,548	$1,000	7,626,945	$7,000	$55,862,000	$(30,980,000)	$24,890,000
Issuance of Preferred stock	91,893	—	—	—	—	—	—
Fair Value Allocation of Warrants	—	—	—	—	2,500,000	—	2,500,000
Issuance of Common stock	—	—	5,900,390	6,000	7,621,000	—	7,627,000
Common stock issued for directors fees	—	—	154,463	—	232,000	—	232,000
Common stock issued for legal fees	—	—	92,000	—	200,000	—	200,000
Conversion of preferred to common	(1,294,441)	(1,000	8,629,606	9,000	—	—	8,000
Common stock issued for convertible notes	—	—	2,810,401	3,000	4,525,000	—	4,528,000
Stock Compensation Expense	—	—	—	—	332,000	—	332,000
Net Loss	—	—	—	—	—	(22,551,000)	(22,551,000)
Balance, December 31, 2017	—	—	25,213,805	$25,000	$71,272,000	(53,531,000)	$17,766,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,551,000)	$(15,623,000)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation of property and equipment	2,723,000	3,347,000
Amortization of intangible assets	673,000	1,279,000
Amortization of capitalized engineering costs	423,000	362,000
Loss on Impairment of goodwill – continuing operations	6,195,000	—
Loss on Impairment of goodwill – discontinued operations	3,417,000	—
Bad debt expense (recovery)	87,000	274,000
Non-cash employee compensation expense	332,000	167,000
Non-cash directors compensation expense	232,000	—
Amortization of deferred financing costs	267,000	371,000
Deferred gain on sale of real estate	(38,000)	(38,000)
Loss on sale of fixed assets held for sale	—	5,000
(Gain) loss on sale of subsidiary	(200,000)	—
Deferred income taxes	—	2,063,000
Loss on impairment of intangible assets – discontinued operations	1,085,000	—
Loss on Assets Held for Sale	1,563,000	—
Loss on extinguishment of debt	112,000	172,000
Amortization of convertible notes payable	2,301,000	217,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Assets held for sale - AMK Cash	39,000	(39,000)
Accounts receivable	1,004,000	4,616,000
Inventory	905,000	(2,902,000)
Prepaid expenses and other current assets	281,000	394,000
Prepaid taxes	360,000	126,000
Deposits and other assets	(113,000)	(150,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(3,527,000)	4,495,000
Deferred rent	34,000	82,000
Deferred revenue	410,000	84,000
Income taxes payable	—	6,000
NET CASH USED IN OPERATING ACTIVITIES	(3,986,000)	(692,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(985,000)	(963,000)
Purchase of property and equipment	(1,514,000)	(1,632,000)
Proceeds from the sale of fixed assets	—	1,671,000
Proceeds from sale of subsidiary	4,260,000	—
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	1,761,000	(924,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	(7,938,000)	(5,211,000)
Payments of note payable – term notes	(3,178,000)	(3,184,000)
Capital lease obligations	(1,397,000)	(1,226,000)
Proceeds from note payable – related party	2,660,000	4,500,000
Proceeds from notes payable – third parties	4,184,000	3,695,000
Payments of notes payable – third parties	(463,000)	—
Deferred financing costs	(50,000)	(223,000)
Expense for issuance of preferred stock	—	(663,000)
Expenses for issuance of debt offering	—	(547,000)
Proceeds from issuance of common stock	7,733,000	—
Proceeds from the issuance of preferred stock	—	5,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,551,000	2,391,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT	(674,000)	775,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,304,000	529,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$630,000	$1,304,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP
Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2017	2016

Supplemental cash flow information
Cash paid during the period for interest	$2,035,000	$1494,000
Cash paid during the period for income taxes	$8,000	$13,000

Supplemental schedule of non-cash investing and financing activities
Common Stock issued for notes payable - related party	2,254,000	—
Common Stock issued for notes payable - third parties	1,941,000	—
Placement agent warrants issued	85,000	—

Preferred stock issued for notes payable – related party	$—	$3,250,000

Preferred stock issued for notes payable – other	$—	$2,745,000

Preferred stock issued for PIK dividends	$913,000	$502,000

Acquisition of property and equipment financed by capital lease	$225,000	$2,096,000

Classification of assets held for sale	$10,082,000	$21,297,000

Liabilities directly associated with assets held for sale	$(2,795,000)	$(4,235,000)

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

Note 2. — DISCONTINUED OPERATIONS

In March 2018, the Company entered into an agreement to sell WMI and related operations to CPI Aerostructures, Inc. pursuant to a Stock Purchase Agreement (SPA) for a purchase price of $9,000,000, subject to a working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction by $100,000 for each calendar month which pause often after the Specified Date WMI enters into the specified agreements. The sale is subject to certain conditions, including CPI obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. It is anticipated that the sale will occur in May or June of 2018. At December 31, 2017, the Company has recorded a loss on impairment on intangible assets of $1,085,000 and a loss on assets held for sale of $1,563,000.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations:

	December 31,
	2017	2016
Net revenue	$13,129,000	$15,954,000
Cost of goods sold	11,245,000	13,143,000
Gross profit	1,884,000	2,451,000
Operating expenses:
Selling, general and administrative	2,488,000	3,105,000
Loss on impairment of assets	1,085,000	---
Loss on assets held for sale	1,053,000	—
Impairment of Goodwill	3,417,000	—
Total operating expenses	8,553,000	3,105,000
Interest expense	12,000	96,000
Other income (expense)	3,000	5,000
Loss from discontinued operations before income taxes	(6,678,000)	(745,000)

Provision for income taxes	—	11,000
Net income (loss) from discontinued operations	$(6,678,000)	$(756,000)

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

*Customer was less than 10% of gross accounts receivable at December 31, 2016.

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

The principal amount, together with accrued interest, if any, of the May 2018 Notes, when issued, were convertible into shares of common stock at a conversion price of $2.49 per share, subject to anti-dilution and other adjustments for stock splits and certain fundamental transactions, including recapitalizations, mergers and other business combination transactions (the “Fixed Conversion Price”), and thereafter at the lower of the Fixed Conversion Price and 75% of the five (5) Weighted Average Prices (as defined in the May 2018 Notes) of the common stock during the five consecutive trading day period ending on the trading day immediately preceding the day of a request by the holder for conversion of the May 2018 Note. The Company has the right to redeem all, or a portion of (on a pro rata basis), of the May 2018 Notes upon written notice to the holders not less than three trading days prior to the applicable redemption date. In connection with the Company’s July 2017 public offering of its common stock, approximately $1,754,215 principal amount of the May 2018 Notes were converted into 1,240,605 shares of common stock at $1.50 per share, the public offering price of the shares sold in the Public Offering, and $463,501 principal amount of May 2018 Notes were redeemed. The balance of the May 2018 Notes were converted into 1,222,809 shares of common stock at $1.50 per share, the public offering price of the shares sold in the Public Offering, pursuant to the restructuring approved by the Company’s stockholders at the Company’s Annual Meeting on October 3, 2017. Consequently, no May 2018 Notes remain outstanding.

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

On October 3, 2017, holders of $1,834,214 aggregate principal amount of the Company’s May 2018 Notes agreed to convert their 2018 Notes into 1,222,809 shares of common stock. The May 2018 Notes, when issued, were convertible at a conversion price per share of $2.49. The conversion that occurred on October 3, 2017 was at a lower conversion price of $1.50 per share (the offering price of the shares of common stock in the Public Offering).

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

The following tables summarize the Company's outstanding warrants as of December 31, 2017 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price	Wtd. Ave. Remaining Contractual Life (years)
Balance, December 31, 2015	164,585	$7.85	1.15
Issued	675,691	1.07	2.36
Exercised during the period	—	—	—
Terminated/Expired during the period	—	—	—
Balance, December 31, 2016	840,276	5.13	4.01
Granted during the period	971,611	2.61	4.42
Terminated/Expired during the period	(107,785)	6.30	—
Balance, December 31, 2017	1,704,102	$3.62	4.04

Exercisable at December 31, 2017	1,704,102	$3.62	4.04

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