Form 10-K/A
period 2017-12-31
AIR INDUSTRIES GROUP
filed 2018-04-30
CIK 1009891

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

Explanatory Note

This amendment is being filed to include the information required by Part III of Form 10-K previously omitted pursuant to General Instruction G(3) to Form 10-K and certain exhibits

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2017

(i)

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	53	President and Chief Executive Officer
Michael E. Recca	67	Chief Financial Officer
Michael N. Taglich	52	Chairman of the Board
Robert F. Taglich	51	Director
David J. Buonnano	62	Director
Peter D. Rettaliata	67	Director
Robert C. Schroeder	51	Director
Michael Brand	60	Director
Michael D. Porcelain	49	Director

Luciano (Lou) Melluzzo has been our President and Chief Executive Officer since November 15, 2017. He joined our company on September 11, 2017 as Chief Operating Officer. From November 2003 to September 2011, Mr. Melluzzo was employed in various capacities by EDAC Technologies Corporation (“EDAC”), a designer, manufacturer and distributor of precision aerospace components and assemblies, precision spindles and complex fixturing, tooling and gauging with design and build capabilities, whose shares were then listed on the Nasdaq Capital Market. He served as EDAC’s Vice President and Chief Operating Officer from November 2005 until February 2010. From September 2011 to November 2015, Mr. Melluzzo was self-employed in the residential real estate redevelopment industry. From November 2015 to January 2017, he was general manager of Polar Corporation, a privately-held company specializing in computer numeric controlled milling and turning of small hardware components for the aerospace industry.

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

Michael N. Taglich has been Chairman of our Board of Directors since September 22, 2008. He is Chairman and President of Taglich Brothers, a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro-cap companies.  Mr. Taglich is currently Chairman of the Board of Mare Island Dry Dock LLC, a company engaged in ship repair services, and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a Director of Bridgeline Digital Inc., a publicly traded company, Icagen Inc., a reporting but not trading company engaged in early stage pharmaceutical research, Decision Point Systems Inc., a private company engaged in Field service automation, Dilon Technologies, a private medical device company and Autonet Mobile Inc., a private company focused on connecting automobiles to the internet.   Mr. Taglich’s extensive experience in the capital markets and his knowledge of the general industry qualify him to serve as a Director.

Robert F. Taglich has been a director of our company since 2008. He is a Managing Director of Taglich Brothers, which he co-founded in 1992. Prior to founding Taglich Brothers, Mr. Taglich was a Vice President at Weatherly Securities. Mr. Taglich has served in various positions in the brokerage securities industry for the past 25 years. Mr. Taglich serves on the board of privately held BioVentrix, Inc., a medical device company whose products are directed at heart failure. Mr. Taglich holds a Bachelor’s degree from New York University. Mr. Taglich’s extensive experience in the capital markets and his knowledge of the aerospace industry qualify him to serve as a Director.

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

Peter D. Rettaliata has been a director of our company since 2005. He served as our Acting President and Chief Executive Officer from March 2, 2017 to November 15, 2017, and served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years, where he attained the position of Senior Procurement Officer. Professionally, Mr. Rettaliata has served as the Chairman of “ADDAPT”, an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and Harvard Business School where he completed the PMD Program. Mr. Rettaliata’s extensive experience in the aerospace industry and his knowledge of our operations qualify him to serve as a Director.

Robert C. Schroeder has been a director of our company since 2008. He is Vice President - Investment Banking of Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Mr. Schroeder joined Taglich Brothers in April 1993 as an Equity Analyst publishing sell-side research. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder also serves as a director of the following publicly traded companies: Intellinetics, Inc., a provider of cloud-based enterprise content management solutions, of which he is Chairman of the Board, and DecisionPoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts. Mr. Schroeder’s extensive experience in the capital markets qualify him to serve as a Director.

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

Michael Porcelain has been a director of our company since October 23, 2017. Mr. Porcelain has been Senior Vice President and Chief Financial Officer of Comtech Telecommunications Corp., a publicly traded company and leading provider of advanced communication solutions for both commercial and government customers worldwide, since March 2006, and from 2002 to March 2006, he served as Vice President of Finance and Internal Audit of Comtech. From 1998 to 2002, Mr. Porcelain was Director of Corporate Profit and Business Planning for Symbol Technologies, a mobile wireless information solutions company. Previously, he spent five years in public accounting holding various positions, including Manager in the Transaction Advisory Services Group of PricewaterhouseCoopers. Since 1998, he has owned and operated The Independent Adviser Corporation, a privately held company which holds the rights to use certain intellectual properties and trademarks (including various Internet websites) related to the financial planning and advisory industry. Mr. Porcelain is an Adjunct Professor at St. John’s University located in New York where he teaches graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University. Mr. Porcelain’s knowledge and experience in accounting matters qualify him to serve as a Director.

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

Information Concerning the Board of Directors

Board Leadership Structure and Risk Oversight

The Board does not have a policy requiring separation of the roles of Chief Executive Officer and Chairman of the Board. Nevertheless, Michael N. Taglich is Chairman of the Board and Lou Melluzzo is Chief Executive Officer of the Company.

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

Board Independence

Our Board of Directors has determined that Robert Schroeder, David Buonanno, Peter Rettaliata , Michael Brand and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

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

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2017.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael N. Taglich	$1,021	56,479	$—	—	—	—		$57,500
Robert F. Taglich	$1,021	56,479	$—	—	—	—		$57,500
Robert Schroeder	$15,447	14,053	$—	—	—	—		$29,500
David Buonanno	$29,500	—	$—	—	—	43,105	(3)	$72,605
Seymour G. Siegel(2)	$38,330	—	$—	—	—	—		$38,330
Michael Brand	$5,896	28,104	$48,100	—	—	$164,200	(3)	$246,300
Michael Porcelain(4)	$6,166	—	$—	—	—	—		$6,166

__________

(1) Director fees paid in shares.

(2) Mr. Siegel resigned on October 23, 2017.

(3) Consulting fees.

(4) Mr. Porcelain was appointed a director on October 23, 2017.

Board Meetings; Committees and Membership

The Board of Directors held six meetings during the fiscal year ended December 31, 2017 (“fiscal 2017”). During fiscal 2017, each of the directors then in office attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NYSE American Rule 803A(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at airindustriesgroup.com under the heading “Investor Relations.”

Audit Committee. Messrs. Porcelain, Schroeder and Buonanno are members of the Audit Committee. Mr. Porcelain serves as Chairman of the Audit Committee and also qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under NYSE American Rule 803A(2).

Our Audit Committee is responsible for preparing reports, statements and charters of audit committees required by the federal securities laws, as well as:

•	overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;

•	overseeing and monitoring our independent registered public accounting firm’s qualifications, independence and performance;

•	providing the Board with the results of its monitoring and its recommendations ; and

•

providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

The Audit Committee held six meetings during fiscal 2017.

Compensation Committee. Our Compensation Committee is composed of Messrs. Buonanno, Brand and Porcelain. The Compensation Committee is responsible for:

•	establishing the Company’s general compensation policy, in consultation with the Company’s senior management, and overseeing the development and implementation of compensation programs;

•	reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and determining the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate;

•	reviewing and approving the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company;

•	overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans;

•	approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options;

•	in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives;

•	reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of the Company; and

•

preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

The Compensation Committee held two meetings during fiscal 2017.

Nominating Committee. Our Nominating Committee is composed of Messrs. Schroeder, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held two meetings during fiscal 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2017, except that Form 4s reporting the grant of stock options to Messrs. Rettaliata, Recca and Brand on July 24, 2017 and the receipt by Michael N. Taglich and Robert F. Taglich of pay-in-kind securities in lieu of accrued interest or dividends with respect to our securities issued in private placements and the indirect beneficial ownership by Michael N. Taglich and Robert F. Taglich of subordinated convertible promissory notes issued to Taglich Brothers, Inc., of which they are the principals, in lieu of payment of sales commissions for acting as placement agent for certain private placements of our securities and the receipt by Taglich Brothers, Inc. of pay-in-kind securities in lieu of accrued interest or dividends with respect to our securities issued in private placements was not timely filed.

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

Item 11.  Executive Compensation

 The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2017 (the “2017 fiscal year”) and each other executive officer whose compensation for the 2017 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Daniel R. Godin(1)	2017	77,037	—	—	—	—	—	3,200	(5)	80,327
President and CEO	2016	244,995	—	—	—	—	—	9,600	(5)	254,595

Luciano Melluzzo(2)	2017	80,769	—	—	218,700	—	—	2,475	(5)	301,944
President and CEO

Peter D. Rettaliata(3)	2017	33,336	—	—	48,100	—	—	50,004	(6)	131,440
Acting President and CEO

Michael Recca(4)	2017	200,000	—	—	48,100	—	—	5,400	(5)	253,500
CFO	2016	0	—	—	—	—	—	—		0

(1)	Mr. Godin resigned as our President and CEO effective as of March 24, 2017.
(2)	Mr. Melluzzo was appointed President and CEO on November 15, 2017.
(3)	Mr. Rettaliata served as Acting President and CEO from March 24, 2017 until November 15, 2017.

(4)	Mr. Recca was appointed Chief Financial Officer on October 1, 2016.

(5)	Represents car allowance.
(6)	Director’s fees.

None of our executive officers or key employees named in the above table has an employment agreement providing for a fixed term of employment. All are employees at will terminable at any time without any severance, other than that payable to employees generally.

Peter D. Rettaliata receives $50,000 per annum for serving as a director of, and consultant to, our company.

Lou Melluzzo receives an annual base salary of $280,000 and is entitled to a bonus based upon performance criteria to be determined. In addition, we have agreed to pay Mr. Melluzzo a car allowance of $900 per month and he will be eligible to participate in such health and welfare plans as are made available to our executives generally. We also have granted Mr. Melluzzo options to purchase 270,000 shares at an exercise price of $1.50 per share. Options to purchase 90,000 shares vested upon commencement of employment, and options to purchase an additional 90,000 shares vest on each of October 1, 2018 and October 1, 2019. The options expire on September 30, 2024. We also have granted Mr. Melluzzo a relocation allowance of $50,000, subject to recoupment if he terminates his employment prior to October 1, 2019. Although we have the right to terminate Mr. Melluzzo’s employment at any time upon thirty days’ prior written notice, we have agreed to pay him a severance benefit in an amount equal to his base salary for a period of three months following the termination of his employment.

Michael E. Recca receives a salary of $200,000 per annum for serving as our Chief Financial Officer.

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

During the years ended December 31, 2017 and 2016, less than 1% of the total compensation paid to employees was paid in performance-based compensation, including commissions and bonuses.

Equity Awards – 2017

The following table shows the grant of equity awards to the Named Executive Officers during 2017. We did not grant any equity awards in the form of shares to any of the Named Executive Officers during 2017 and consequently have omitted those columns from the table which would have described such awards.

GRANT OF PLAN-BASED AWARDS

		All Other Option
		Awards: Number of	Grant Date Fair Value
		Securities Underlying	of Stock and Option
Name	Grant Date	Options (#)	Awards ($)
Luciano Melluzzo	09/11/2017	270,000	$218,700
Michael Recca	07/24/2017	50,000	$48,100
Peter Rettaliata	07/24/2017	50,000	$48,100

Outstanding Equity Awards at 2017 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Luciano Melluzzo	90,000	180,000	$1.50	09/30/2024	—	—
Michael Recca	—	50,000	1.42	7/24/2024	—	—
	25,000	25,000	10.31	5/1/2021	—	—
	23,026	—	4.50	7/29/2018	—	—
	56,250		6.60	8/31/2020
Peter Rettaliata	—	50,000	1.42	7/24/2024	—	—
	18,750	—	6.60	8/31/2020	—	—
	51,716	—	4.50	7/29/2018	—	—

Equity Incentive Plans

We have four equity incentive plans, the 2017 Equity Incentive Plan (the “2017 Plan”), which our Board of Directors adopted on July 24, 2017, and our stockholders approved on October 3, 2017, the 2016 Equity Incentive Plan (“the “2016 Plan”), which our Board of Directors adopted in June 2016 and our stockholders approved on November 30, 2016, the 2015 Equity Incentive Plan (the “2015 Plan”), which our Board of Directors adopted in March 2015 and our stockholders approved in June 2015, and the 2013 Equity Incentive Plan (the “2013 Plan”), which our Board of Directors adopted in May 2013 and our stockholders approved in July 2013. The Plans are virtually identical, except that the 2017 Plan authorizes the issuance of 1,200,000 shares of common stock, the 2016 Plan and the 2015 Plan authorizes the issuance of 350,000 shares of common stock and the 2013 Plan authorizes the issuance of 600,000 shares.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2018 by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our chief executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March 31, 2018, we had outstanding 26,189,261 shares of our common stock. Except as stated in the table, the address of the holder is c/o our company, 360 Motor Parkway, Suite 100, Hauppauge, New York 11788.

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent

Michael N. Taglich	4,449,551	(1)	16.30%
Robert F. Taglich	2,794,954	(2)	10.40%
Peter D. Rettaliata	123,418	(3)	*
David Buonanno	41,766	(4)	*
Robert Schroeder	134,790	(5)	*
Michael Brand	35,165	(6)	*
Michael Porcelain	13,000	(7)	*
Luciano Melluzzo, President and CEO	90,000	(7)	*
Daniel Godin, former President and CEO	0	(8)	—
Michael Recca, CFO	104,276	(7)	*
All Directors and Executive Officers as a group (9 persons owning shares)	7,587,347	(9)	26.92%

*	Less than 1%

(1)	Includes 167,923 shares owned by Taglich Brothers and other entities controlled by Mr. Taglich, 727,340 shares he may acquire upon conversion of 8% Notes (including 144,281 shares that may be acquired by Taglich Brothers upon conversion of 8% Notes), 364,928 shares he may acquire upon exercise of warrants (including 17,385 shares which may be acquired by Taglich Brothers and 24,792 shares which may be acquired by a partnership of which he is a partner) and 17,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes 167,923 shares owned by Taglich Brothers and other entities controlled by Mr. Taglich, 43,187 shares owned by custodial accounts for the benefit of his children under the NY UGMA, 371,698 shares he may acquire upon conversion of 8% Notes (including 144,281 shares that may be acquired by Taglich Brothers upon conversion of 8% Notes), 295,397 shares he may acquire upon exercise of warrants (including 17,385 shares which may be acquired by Taglich Brothers, 24,792 shares which may be acquired by a partnership of which he is a partner and 2,436 shares which may be acquired as custodian for his children) and 17,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 70,466 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 1,016 shares he may acquire upon exercise of warrants and 17,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(5)	Includes 55,278 shares he may acquire upon exercise of warrants and 17,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(6) (7)	Includes 14,500 shares he may acquire upon exercise of options exercisable within 60 days. Represents shares he may acquire upon exercise of options exercisable within 60 days.

(8)	Mr. Godin resigned as President and CEO effective March 24, 2017. Options to purchase 100,000 shares of common Stock expired unexercised as of that date.

(9)	Includes 954,757 shares that may be acquired upon conversion of 8% Notes, 674,442 shares that may be acquired upon exercise of warrants and 362,242 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

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

Transactions

The following includes a summary of transactions since January 1, 2017, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

From time to time when needed, we have borrowed funds from Michael Taglich and Robert F. Taglich, as discussed below. In addition, as discussed below, Taglich Brothers, of which Michael Taglich and Robert F. Taglich are principals, has acted as placement agent for offerings of our securities and provided us with other investment banking and advisory services.

On February 7, 2017, we sold to Robert F. Taglich our 8% Subordinated Convertible Note due January 31, 2019 in the principal amount of $250,000 (one of a series of our 8% Subordinated Convertible Notes due January 31, 2019, hereinafter referred to as the “2019 Notes”), together with a five year warrant to purchase 19,230 shares of common stock for a purchase price of $250,000. The 2019 Note issued to Robert F. Taglich has a conversion price of $3.71 per share, and the warrant issued to Robert F. Taglich has an exercise price of $3.71 per share. The conversion price of the 2019 Notes and the exercise price of the warrants, as well as the number of shares issuable upon conversion of the 2019 Notes and the exercise of the warrants, are subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants may be exercised until January 31, 2022 and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

As compensation for its services as placement agent for the private placement in February 2017 of the 2019 Notes, we issued to Taglich Brothers, in lieu of cash payment of sales commissions, 2019 Notes in the principal amount of $80,000 (of which a 2019 Note in the principal amount of $20,000 has a conversion price of $3.71 per share and a 2019 Note in the principal amount of $60,000 has a conversion price of $4.45 per share). We also issued to Taglich Brothers five-year placement agent warrants to purchase 29,816 shares of common stock at an exercise price of $4.45 per share having the same terms as the warrants issued to purchasers of the 2019 Notes in the February 2019 private placement.

On March 8, 2017, we sold to Robert F. Taglich a 2019 Note in the principal amount of $100,000, together with a five year warrant to purchase 7,692 shares of common stock for a purchase price $100,000. The 2019 Note issued to Robert F. Taglich has a conversion price of $3.30 per share, and the warrant issued to Robert F. Taglich has an exercise price of $3.30 per share. The conversion price of the 2019 Notes and the exercise price of the warrants, as well as the number of shares issuable upon conversion of the 2019 Notes and the exercise of the warrants, are subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations. The warrants may be exercised until January 31, 2022 and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise.

As compensation for its services as placement agent for the private placement in March 2017 of the 2019 Notes, we issued to Taglich Brothers, in lieu of cash payment of sales commissions, 2019 Notes in the principal amount of $96,000 (of which a 2019 Note in the principal amount of $44,400 has a conversion price of $3.30 per share, a 2019 Note in the principal amount of $43,600 has a conversion price of $3.78 per share and a 2019 Note in the principal amount of $8,000 has a conversion price of $3.25 per share) and five-year warrants to purchase a total of 7,386 shares of common stock (of which warrants to purchase 3,416 shares have an exercise price of $3.30 per share, warrants to purchase 3,354 shares have an exercise price of $3.78 and warrants to purchase 616 shares have an exercise price of $4.00). We also issued to Taglich Brothers placement agent warrants to purchase a total of 36,877 shares of common stock, of which warrants to purchase 17,030 shares have an exercise price of $3.30 per share, warrants to purchase 16,770 shares have an exercise price of $3.78 and warrants to purchase 3,077 shares have an exercise price of $4.00, and having the same terms as the warrants issued to purchasers of the 2019 Notes in the March 2019 private placement.

On March 17, 2017, we borrowed $200,000 and $300,000 from each of Michael N. Taglich and Robert F. Taglich, respectively, and issued our promissory notes in the principal amounts of $200,000 and $300,000 to evidence our obligation to repay that indebtedness (the “Taglich Notes”). The Taglich Notes bear interest at the rate of 7% per annum and are payable on March 17, 2018. The Taglich Notes were subsequently amended to provide for the automatic conversion of the indebtedness evidenced thereby into shares of common stock at a conversion price of $1.50 per share, the public offering price of the shares of our common stock sold in the public offering completed in July 2017 (the “Public Offering”), and upon stockholder approval of the Restructuring Transactions on October 3, 2017 were converted into a total of 346,992 shares of common stock, of which 138,797 were issued to Michael Taglich and 208,195 were issued to Robert Taglich.

On May 2, 2017, we borrowed $500,000 from each of Michael N. Taglich and Robert F. Taglich, and on May 10, 2017 we borrowed an additional $250,000 from each of Michael N. Taglich and Robert F. Taglich (collectively, the “Taglich Loans”). The Taglich Loans were exchanged for an equal principal amount of our Subordinated Convertible Notes due May 2019 (the “May 2018 Notes”).

On May 12, 2017 each of Michael N. Taglich and Robert F. Taglich acquired $774,217 principal amount of our May 2018 Notes, together with warrants to purchase 93,279 shares of our common stock, in consideration for the cancellation of the indebtedness related to the Taglich Loans. On May 19, 2017, a partnership of which Michael N. Taglich and Robert F. Taglich are partners (the “Taglich Partnership”), acquired $205,780 principal amount of May 2018 Notes and warrants to purchase 24,792 shares of our common stock for a purchase price of $199,786. The warrants, when issued, were exercisable at an initial exercise price of $2.49 per share until May 12, 2022, and may be exercised on a cashless basis for a lesser number of shares based upon prevailing market prices when exercised. The exercise price of the warrants is subject to anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as recapitalizations, mergers and other business combination transactions. In accordance with the terms of the warrants, the exercise price has been reduced to $1.50 per share, the public offering price of the shares of common stock sold in the Public Offering. We have agreed to pay Taglich Brothers $176,155 in sales commissions in connection with the May 2018 Note financing.

The May 2018 Notes owned by Michael N. Taglich, Robert F. Taglich and the Taglich Partnership were subsequently amended to require stockholder approval for the conversion thereof to comply with applicable rules of the NYSE MKT, and upon stockholder approval of the Restructuring Transactions on October 3, 2017, were converted into a total of 1,169,475 shares of common stock, of which 516,144 shares were issued to each of Michael Taglich and Robert Taglich, with the remaining 137,187 shares issued to the Taglich Partnership.

In connection with the Public Offering, on July 12, 2017, we amended the Certificate of Designation authorizing the issuance of the Series A Preferred Stock, to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into shares of common stock at a conversion price of $1.50 per shares, the public offering price of the shares sold in the Public Offering, subject to stockholder approval in accordance with the applicable rules of the NYSE MKT, including the automatic conversion of 298,968 shares of Series A Preferred Stock beneficially owned by Michael N. Taglich and 105,696 shares of Series A Preferred Stock beneficially owned by Robert F. Taglich, into 1,993,120 shares and 704,640 shares, respectively, of common stock. Upon stockholder approval of the Restructuring Transactions on October 3, 2017, the outstanding shares of Series A Preferred Stock were converted into shares of common stock.

On November 29, 2017 we entered into a Placement Agency Agreement with Taglich Brothers, Inc., as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of  common stock for each $100,000 of Shares purchased (the “Warrants”), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Offering commenced November 29, 2017, and terminated on January 9, 2018.

Under the terms of the Placement Agency Agreement, the Placement Agent is entitled to a placement agent fee equal to 8% of the gross proceeds of the Offering, payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants.

 On November 29, 2017 Michael Taglich and Robert Taglich purchased 144,927 shares and 72,463 shares, respectively, of our common stock, together with warrants to purchase an additional 48,000 shares and 24,000 shares, respectively, of common stock, for a purchase price of $200,000 and $100,000, respectively, as part of a private placement of our equity securities exempt from the registration requirements of the Securities Act. The purchase price for the shares and warrants purchased by Michael Taglich and Robert Taglich was $1.38 per share, the closing price of a share of common stock immediately prior to the purchase. The warrants have an exercise price of $1.50 per share, subject to certain anti-dilution and other adjustments, including stock splits, and in the event of certain fundamental transactions such as mergers and other business combinations, and may be exercised on a cashless basis for a lesser number of shares depending upon prevailing market prices at the time of exercise. The warrants may be exercised until November 30, 2022.

Taglich Brothers, Inc., which acted as placement agent for the sale of the shares and warrants, received a placement agent fee equal to $56,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering.

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

During fiscal year 2017 and fiscal year 2016, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2017	2016
Audit Fees(1)	$832,000	$721,000
Audit Related Fees(2)	—	4,000
Tax Fees(3)	72,000	92,000

	$904,000	$817,000

(1) Fees for services to perform our annual audit of financial statements, review of financial statements included in our quarterly filings included in Form 10-Q, and fees for services that are normally provided by the accountant for statutory and regulatory filings. This category includes fees for services rendered that only the auditor reasonably can provide, including comfort letters, consents, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations billed as audit services. The annual audit fee included in this category was $500,000 and $516,000 for 2017 and 2016, respectively. Registration statements, consents and comfort letter fees were $93,000 and $47,000 for 2017 and 2016, respectively. The balance of the fees in this category were for the reviews of our quarterly financial statements.

(2) Fees for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as due diligence services related to mergers and acquisitions, accounting consultation and audits in connections with acquisitions, consultation concerning financial accounting and reporting standards not classified as audit fees and attest services not required by statute or regulation.

(3) Fees for tax compliance, tax advice and planning. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this amendment to this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada corporation.

Exhibit No.	Description

14.1	Code of Conduct

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2018

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca
Chief Financial Officer
(principal financial and accounting officer)