Form 10-Q
period 2018-03-31
AIR INDUSTRIES GROUP
filed 2018-05-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

or

☐ Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

There were a total of 26,205,341 shares of the registrant’s common stock outstanding as of May 10, 2018.

INDEX

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

PART I

FINANCIAL INFORMATION

Page No.
Item 1. Financial statements

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$1,415,000	$630,000
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $763,000 and $494,000, respectively	6,749,000	5,464,000
Inventory	30,887,000	31,141,000
Prepaid Expenses and Other Current Assets	349,000	214,000
Prepaid Taxes	49,000	49,000
Assets Held for Sale	10,412,000	10,082,000
Total Current Assets	49,861,000	47,580,000

Property and Equipment, Net	9,529,000	10,050,000
Capitalized Engineering Costs - Net of Accumulated Amortization
of $5,525,000 and $5,380,000, respectively	2,207,000	2,188,000
Deferred Financing Costs, Net, Deposits and Other Assets	737,000	665,000
Goodwill	272,000	272,000

TOTAL ASSETS	$62,606,000	$60,755,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$24,339,000	$23,131,000
Notes Payable – Related Party – Current Portion	1,542,000	262,000
Accounts Payable and Accrued Expenses	10,750,000	10,872,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	938,000	931,000
Liabilities Directly Associated with Assets Held for Sale	2,797,000	2,795,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	40,424,000	38,049,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	1,533,000	1,798,000
Notes Payable – Related Party – Net of Current Portion	1,616,000	1,650,000
Deferred Gain on Sale - Net of Current Portion	285,000	295,000
Deferred Rent	1,189,000	1,197,000
TOTAL LIABILITIES	45,047,000	42,989,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, Designated as Series A Convertible Preferred Stock – par value $0.001, Authorized and outstanding: 0 at March 31, 2018 and December 31, 2017.	—	—
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 26,205,341 and 25,213,805 Shares Issued and Outstanding as of March 31, 2018 and December 31, 2017, respectively	26,000	25,000
Additional Paid-In Capital	72,534,000	71,272,000
Accumulated Deficit	(55,001,000)	(53,531,000)
TOTAL STOCKHOLDERS' EQUITY	17,559,000	17,766,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,606,000	$60,755,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, (Unaudited)

	Three Months Ended March 31,
	2018	2017

Net Sales	$12,242,000	$12,674,000

Cost of Sales	10,239,000	9,962,000

Gross Profit	2,003,000	2,712,000

Operating Expenses	(2,616,000)	(2,541,000)

(Loss) Income from Operations	(613,000)	171,000

Interest and Financing Costs	(777,000)	(893,000)

Gain on Sale of Subsidiary	-	451,000
Other Income (Expense), Net	16,000	(183,000)

Loss before Provision for Income Taxes	(1,374,000)	(454,000)

Provision for Income Taxes	2,000	-
Loss from Continuing Operations	(1,376,000)	(454,000)
Loss from Discontinued Operations, net of tax	(92,000)	(700,000)
Net Loss	$(1,468,000)	$(1,154,000)
Net Loss per share – Basic
Continuing Operations	$0.05	$0.06
Discontinued Operations	$(0.00)	$0.09
Net Loss per share – Diluted
Continuing Operations	0.05	0.06
Discontinued Operations	$(0.00)	$0.09

Weighted Average Shares Outstanding – Basic	26,116,262	7,650,165
Weighted Average Shares Outstanding – Diluted	26,116,262	7,650,165

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, (Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,468,000)	$(1,154,000)
Adjustments to reconcile net loss to net
cash provided by (used in) in operating activities
Depreciation of property and equipment	722,000	728,000
Amortization of intangible assets	38,000	304,000
Amortization of capitalized engineering costs	145,000	81,000
Bad debt expense (recovery)	270,000	(14,000)
Non-cash employee compensation expense/(forfeiture of unamortized stock compensation)	83,000	(73,000)
Amortization of deferred financing costs	69,000	55,000
Deferred gain on sale of real estate	(10,000)	(10,000)
(Gain) loss on sale of subsidiary	—	(451,000)
Amortization of debt discount on convertible notes payable	275,000	176,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,025,000)	578,000
Inventory	(733,000)	1,719,000
Prepaid expenses and other current assets	(103,000)	(102,000)
Prepaid taxes	—	178,000
Deposits and other assets	(124,000)	(276,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(97,000)	(621,000)
Deferred rent	1,000	6,000
Deferred revenue	175,000	(224,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,782,000)	900,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(164,000)	(245,000)
Purchase of property and equipment	(144,000)	(89,000)
Proceeds from sale of subsidiary	—	4,260,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(308,000)	3,926,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	1,489,000	(5,545,000)
Payments of note payable – term notes	(369,000)	(2,069,000)
Proceeds from issuance of common stock	1,065,000	—
Payments of capital lease obligations	(310,000)	(173,000)
Proceeds from notes payable issuances– related party	1,000,000	850,000
Proceeds from notes payable issuances - third party	—	1,850,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,875,000	(5,087,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	785,000	(261,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	630,000	1,304,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,415,000	$1,043,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, (Continued) (Unaudited)

	2018	2017

Supplemental cash flow information
Cash paid during the period for interest	$390,000	$643,000
Cash paid during the period for income taxes	$2,000	$—

Supplemental schedule of non-cash investing and financing activities
Common Stock issued for notes payable - related party	—	—

Issuance of Convertible notes payable – related party	$—	$382,000

Classification of assets held for sale	$2,000	$—

Liabilities directly associated with assets held for sale	$330,000	$—

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

Going Concern

The Company suffered losses from operations of $613,000 and $12,758,000 and net losses of $1,468,000 and $22,551,000 for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The Company also had negative cash flows from operations for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016. In 2015, the Company ceased paying dividends on its common stock and in 2016 disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. Since January 1, 2016, the Company has sold in excess of $31,000,000 in debt and equity securities to fund its operations. In January 2017, the Company sold one of its operating subsidiaries, AMK Welding Inc. On March 21, 2018, the Company entered into a Stock Purchase Agreement to sell a majority of its Aerostructures & Electronics segment. Furthermore, as of March 31, 2018 and December 31, 2017, the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank (the “Loan Facility”).

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Reclassifications

Certain account balances in 2017 have been reclassified to conform to the current period presentation.

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

The proceeds of the sale of AMK were applied as follows: $1,700,000 to the payment of the Term Loan (as defined in the PNC Loan Agreement), $1,800,000 to the payment of outstanding Revolving Advances (as defined in the PNC Loan Agreement), and $500,000 to the payment of existing accounts payable. The remaining $500,000 was applied to outstanding accounts payable and reduced the amount of the Revolving Advance.

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

Note 2. — DISCONTINUED OPERATIONS

As discussed above, in March 2018, the Company entered into an agreement to sell WMI, Miller Stuart, WPI and Compac. As such, these businesses are reported as discontinued operations for the three months ended March 31, 2018 and 2017. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

At December 31, 2017, the Company has recorded a loss on impairment on intangible assets of $1,085,000 and a loss on assets held for sale of $1,563,000.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the consolidated statement of operations for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net revenue	$2,543,000	$3,479,000
Cost of goods sold	2,151,000	3,489,000
Gross profit	392,000	(10,000)
Operating expenses:
Selling, general and administrative	485,000	680,000
Total operating expenses	(93,000)	(690,000)
Interest expense	—	(10,000)
Other income (expense)	1,000	—
Loss from discontinued operations before income taxes	(92,000)	(700,000)

Provision for income taxes	—	—
Net loss from discontinued operations	$(92,000)	$(700,000)

Non-cash operating amounts for discontinued operations for the three months ended March 31, 2018 include depreciation of $42,000 and amortization of $38,000. Capital expenditures were $1,000. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Non-cash operating amounts for discontinued operations for the three months ended March 31, 2017 include depreciation of $45,000 and amortization of $55,000. Capital expenditures were $-0-. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

See Note 6 for a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets.

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

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first out basis or market. The Company does not take physical inventories at interim quarterly reporting periods. As such, approximately 50% of the inventory value at March 31, 2018 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at March 31, 2018 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. Inventories consist of the following at:

	March 31,	December 31,
	2018	2017
	(unaudited)
Raw Materials	$5,290,000	$5,346,000
Work In Progress	19,065,000	19,947,000
Finished Goods	10,930,000	10,122,000
Inventory Reserve	(4,398,000)	(4,274,000)
Total Inventory	$30,887,000	$31,141,000

Credit and Concentration Risks

There were three customers that represented 73.1% of total sales, and three customers that represented 60.3% of total sales for the three months ended March 31, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	March 2018	March 2017
	(Unaudited)	(Unaudited)
1	34.5	18.9
2	28.6	21.5
3	10.0	*
4	**	19.9

* Customer was less than 10% of sales at March 31, 2017.

** Customer was less than 10% of sales at March 31, 2018.

There were three customers that represented 71.9% of gross accounts receivable and three customers that represented 68.7% of gross accounts receivable at March 31, 2018 and December 31, 2017, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March 2018	December 2017
	(Unaudited)
1	43.2	41.9
2	16.3	14.6
3	12.4	*
4	**	12.2

* Customer was less than 10% of gross accounts receivable at December 31, 2017.

** Customer was less than 10% of gross accounts receivable at March 31, 2018.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended
	March 31, 2018 (Unaudited)	March 31, 2017 (Unaudited)

Weighted average shares outstanding used to compute basic earnings per share	26,116,262	7,650,165
Effect of dilutive stock options and warrants	—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	26,116,262	7,650,165

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Stock Options	354,000	513,000
Warrants	1,480,000	520,000
	1,834,000	1,033,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	—	2,517,000
Stock Options	695,000	3,000
Warrants	480,000	321,000
	1,175,000	2,841,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $83,000 and $73,000 for the three months ended March 31, 2018 and 2017, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $272,000 at March 31, 2018 and December 31, 2017 relates to the acquisitions of NTW $163,000 and ECC $109,000.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2018.

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

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2018 (also known as the modified retrospective approach). The Company is still assessing which transition method to adopt. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the financial impact to the consolidated financial statements.

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

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The revenue standard is effective for annual periods beginning after December 15, 2017. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2018. See Note 10, Income Taxes, for disclosures related to this amended guidance.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017

Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.5 years
Machinery and Equipment	11,570,000	11,554,000	5 - 8 years
Capital Lease Machinery and Equipment	6,534,000	6,534,000	5 - 8 years
Tools and Instruments	8,677,000	8,538,000	1.5 - 7 years
Automotive Equipment	172,000	172,000	5 years
Furniture and Fixtures	316,000	311,000	5 - 8 years
Leasehold Improvements	528,000	528,000	Term of Lease
Computers and Software	406,000	406,000	4 - 6 years
Total Property and Equipment	30,153,000	29,993,000
Less: Accumulated Depreciation	(20,624,000)	(19,943,000)
Property and Equipment, net	$9,529,000	$10,050,000

Depreciation expense for the three months ended March 31, 2018 and 2017 was approximately $681,000 and $722,000, respectively.

Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2018 and 2017. Accumulated depreciation on these assets was approximately $3,919,000 and $3,595,000 as of March 31, 2018 and December 31, 2017, respectively.

Note 5. INTANGIBLE ASSETS

The expense for amortization of the intangibles for the three months ended March 31, 2017 was approximately $254,000. As of December 31, 2017 Intangible Assets had been fully amortized.

Note 6. ASSETS HELD FOR SALE AND LIABILITES DIRECTLY ASSOCIATED

WMI

As discussed in Note 1, on March 21, 2018, the Company signed a Stock Purchase Agreement to sell all of the outstanding shares of WMI to CPI for a purchase price of $9,000,000, subject to a working capital adjustment, and a contingent payment of $1,000,000. At March 31, 2018 and December 31, 2017, the Company reclassified its assets held for sale and the liabilities directly associated to these assets. The components of these assets and liabilities are as follows:

Components of Assets Held for Sale and Liabilities Directly Associated

Assets Held for Sale	March 31, 2018	December 31, 2017
Accounts Receivable, net of allowance for doubtful accounts	$1,687,000	$2,217,000
Inventory, net of reserves	9,052,000	8,065,000
Prepaid and other assets	436,000	485,000
Property and equipment, net of accumulated depreciation	837,000	878,000
Impairment of Assets Held for Sale	(1,600,000)	(1,563,000)

Assets Held for Sale	$10,412,000	$10,082,000

Accounts payable and accrued expenses	1,966,000	2,138,000
Deferred Revenue	689,000	521,000
Notes Payable & Capital lease obligations	8,000	11,000
Deferred rent	134,000	125,000

Liabilities directly associated to Assets Held for Sale	$2,797,000	$2,795,000

Additionally, WMI's operations were previously reported in the Company's Aerostructures & Electronics segment. The amounts below represent WMI's operations that have been excluded from this segment for the three months ended March 31, 2018 and 2017, respectively:

Segment Data
Aerostructures & Electronics	2018	2017
Net Sales	$2,543,000	$3,479,000
Gross Profit (Loss)	392,000	(10,000)
Pre Tax (Loss) Income	(92,000)	(700,000)
Assets	10,412,000	15,409,000

Note 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31,	December 31,
	2018	2017
	(unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$17,944,000	$16,455,000
Term loans, PNC	3,102,000	3,471,000
Capital lease obligations	2,763,000	3,073,000
Related party notes payable, net of debt discount	3,158,000	1,912,000
Convertible notes payable-third parties, net of debt discount	2,063,000	1,930,000
Subtotal	29,030,000	26,841,000
Less: Current portion of notes and capital obligations	(25,881,000)	(23,393,000)
Notes payable and capital lease obligations, net of current portion	$3,149,000	$3,448,000

PNC Bank N.A. ("PNC")

The Company has a Loan Facility with PNC secured by substantially all of its assets. The Loan Facility, which was to have expired on April 30, 2018, has been extended until May 31, 2018, and the Company is in negotiations with PNC for a further extension which the Company expects will include certain modifications to the terms of the Loan Facility.

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

Under the terms of the Loan Facility, as amended, the revolving loan now bears interest at (a) the sum of the Alternate Base Rate plus one and three- quarters of one percent (1.75%) with respect to Domestic Rate Loans; and (b) the sum of the LIBOR Rate plus four and one-half of one percent (4.50%) with respect to LIBOR Rate Loans. The amount outstanding under the revolving loan, inclusive of the excess advance, was $17,944,000 and $16,455,000, as of March 31, 2018 and December 31, 2017, respectively. Because the revolving loans contain a subjective acceleration clause which could permit PNC to require repayment prior to maturity, all of the loans outstanding with PNC are classified with the current portion of notes and capital lease obligations.

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

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine months and that we maintain EBITDA of not less than $345,000 for the period ending September 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. On March 31, 2018 and December 31, 2017, the Company was not in compliance with our Fixed Charge Coverage Ratio covenant. The failure to satisfy the foregoing covenants would constitute a default under the Loan Facility and PNC at its option could give notice to the Company that all amounts under the Loan Facility are immediately due and payable, and accordingly all amounts due under the loan facility have been classified as current, as of March 31, 2018 and December 31, 2017. In addition, the amendment reduced the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. At December 31, 2017, the over-advance had been paid in full. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of March 31, 2018, our debt to PNC in the amount of $21,046,000 consisted of the revolving credit loan in the amount of $17,944,000 and the term loan in the amount of $3,102,000. As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000.

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

As of March 31, 2018 the future minimum principal payments for the term loans are as follows:

For the twelve months ending	Amount
March 31, 2019	$1,478,000
March 31, 2020	1,478,000
March 31, 2021	146,000
March 31, 2022	—
March 31, 2023	—
Thereafter	—

PNC Term Loans payable	3,102,000
Less: Current portion	(3,102,000)
Long-term portion	$—

Interest expense related to these credit facilities amounted to approximately $342,000 and $720,000 for the three months ended March 31, 2018 and 2017, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $2,763,000 and $3,073,000 as of March 31, 2018 and December 31, 2017, respectively, with various interest rates ranging from approximately 4% to 14%.

As of March 31, 2018, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
March 31, 2019	$1,392,000
March 31, 2020	1,193,000
March 31, 2021	316,000
March 31, 2022	36,000
March 31, 2023	1,000
Thereafter	—
Total future minimum lease payments	2,938,000
Less: imputed interest	(175,000)
Less: current portion	(1,274,000)
Total Long Term Portion	$1,489,000

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

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $1,950,000 from Robert and Michael Taglich, from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the “8% Notes”). See “Private Placements of 8% Subordinated Convertible Notes” below.

In November 2017, Michael Taglich and Robert Taglich purchased 144,927 shares and 72,463 shares, respectively, of common stock, together with warrants to purchase an additional 48,000 shares and 24,000 shares, respectively, of common stock, for a purchase price of $200,000 and $100,000, respectively, in a private placement of the Company’s equity securities completed in January 2018 from which the Company received gross proceeds of $2,000,000. Taglich Brothers, Inc., which as placement agent for the sale of the shares and warrants, received a placement agent fee equal to $160,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering. See Note 8 below.

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to the Company. The terms of such advances require approval of PNC. Subject to the consent of PNC and completion of documentation, the Company agreed with Michael and Robert Taglich that each of them will receive a promissory note with a principal amount equal to the amount advanced to the Company (a “Note”) bearing interest, payable monthly, at the rate of 1% per month, except that interest accrued prior to the sale of WMI may be paid in kind. The Note and all interest accrued will be payable on June 1, 2019. The Company will exercise reasonable efforts to cause the Notes to be secured by a lien on its assets and, in all events, repayment of the Notes will be subordinate to our obligations to PNC. In addition to his Note, each of Michael and Robert Taglich will receive a number of shares equal to the result obtained by dividing .3 times the amount advanced by the closing price of the Company’s common stock immediately prior to the documentation of this transaction. Taglich Brothers has acted as placement agent in connection with the investment of $1,100,000 by Michael and Robert Taglich and may seek additional investors for up to $150,000 on the terms set forth above. For such services they are to be paid a commission in the aggregate amount of 3% of the amount invested which may be paid in kind.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $3,158,000 and $1,912,000, as of March 31, 2018 and December 31, 2017, respectively.

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

During the three months ended March 31, 2018, we issued $97,920 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of March 31, 2018, we had outstanding $5,254,000 principal amount of 8% Notes, of which $2,847,000 principal amount is due on November 30, 2018 and $2,407,000 principal amount is due on February 28, 2019.

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

Note 8. STOCKHOLDERS' EQUITY

Common Stock -- Sale of Unregistered Equity Securities

On November 29, 2017, Air Industries Group (the “Company”) entered into a Placement Agency Agreement with Taglich Brothers, Inc. as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of common stock (the “Warrants”) for each $100,000 of shares purchased, in a private placement exempt from the registration requirements of the Securities Act.

On January 9, 2018 the Company issued and sold to 35 accredited investors an aggregate of 852,000 Shares and Warrants to purchase an additional 255,600 shares of common stock, for gross proceeds of $1,065,000 pursuant to the Offering. The purchase price for the Shares and Warrants was $1.25 per Share. The Company had previously sold a total of 725,390 Shares and Warrants to purchase an additional 224,400 shares of common stock for gross proceeds of $935,000 on November 29, 2017, December 5, 2017 and December 29, 2017 pursuant to the Offering.

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

In connection with the Offering, Taglich Brothers, Inc., a related party, which acted as placement agent for the sale of the Shares and Warrants, is entitled to a placement agent fee equal to $104,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants. Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc. The placement agent fee was $85,200 and $0 for the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018, the Company issued 123,456 shares of common stock in lieu of cash payment for various services provided to the Company.

Note 9. COMMITMENTS AND CONTINGENCIES

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

Note 10. INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate rate from 35% to 21%, effective January 1, 2018.

SAB No. 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of March 31, 2018, the Company has not completed it accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period.

The Company recorded no Federal income tax benefit for the three months ended March 31, 2018. A tax benefit of approximately $407,000 would have been recorded for the three months ended March 31, 2018, had there not been a full valuation allowance recorded against incremental deferred tax assets created during the period. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, their ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of March 31, 2018 and December 31, 2017, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for (benefit from) income taxes as of March 31, is set forth below:

	2018	2017
	(unaudited)	(unaudited)
Current
Federal	$—	$—
State	2,000	—
Prior Year Under accrual
Federal	—	—
State	—	—

Total Current Expense	2,000	—
Deferred Tax Benefit	—	—
Valuation Allowance	—	—
Net Provision for (Benefit from) Income Taxes	$2,000	$—

Note 11. SEGMENT REPORTING

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

Given the pending sale of WMI, in the future, the Company may change its reportable operating segments.

Financial information about the Company’s reporting segments for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017

COMPLEX MACHINING
Net Sales	$10,627,000	$9,891,000
Gross Profit	2,023,000	2,900,000
Pre Tax Income	116,000	1,085,000
Assets	45,014,000	41,940,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	333,000	841,000
Gross Profit	28,000	36,000
Pre Tax Loss	(472,000)	(579,000)
Assets	930,000	4,260,000

TURBINE ENGINE COMPONENTS
Net Sales	1,282,000	1,942,000
Gross Loss	(48,000)	(224,000)
Pre Tax Loss	(457,000)	(827,000)
Assets	6,009,000	11,233,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax Loss	(561,000)	(133,000)
Assets	241,000	785,000

CONSOLIDATED
Net Sales	12,242,000	12,674,000
Gross Profit	2,003,000	2,712,000
Pre Tax Loss	(1,374,000)	(454,000)
Provision for Income Taxes	2,000	—
Loss from Discontinued Operations	(92,000)	(700,000)
Assets Held for Sale	10,412,000	15,409,000
Net Loss	(1,468,000)	(1,154,000)
Assets	$62,606,000	$73,627,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in the is Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

In response to recent operating losses and lack of adequate working capital, we have and continue to reposition our business including:

1)	In January 2017 we sold AMK Welding, Inc., for $4.5 million, net of a working capital adjustment of ($163,000) plus additional payments based on net revenue not to exceed $1.5 million.

2)	In November 2017 we hired a new CEO, Lou Melluzzo, and increased our focus on reducing costs and achieving profitability.

3)	On March 21, 2018, we entered into an SPA for the sale of WMI and related operations for a purchase price of $9,000,000, subject to a working capital adjustment. The SPA also provides for contingent payments of up to an aggregate of $1,000,000 if WMI enters into specified agreements by May 31, 2018 and July 31, 2018, respectively (the “Specified Dates”), which contingent payments are subject to reduction by $100,000 for each calendar month after the Specified Dates which passes before WMI enters into the specified agreements. It is anticipated that the sale will occur in May or June of 2018. Once the sale of WMI is complete, we will be more focused on the production of complex, machined products for aircraft landing gear and jet engines.

4)	During the three months ended March 31, 2018, we issued and sold to 35 accredited investors an aggregate of 852,000 shares of its common stock and warrants to purchase an additional 255,600 shares of common stock, for gross proceeds of $1,065,000 pursuant to a private placement offering. In addition, we borrowed an aggregate of $1,100,000 from Michael Taglich and Robert Taglich, directors of the Company and principals of Taglich Brothers, Inc. who assisted us with the private placement offering.

In addition to repositioning our business to obtain profitability and positive cash flow, we remain resolute on meeting customers’ needs and have and continue to align production schedules to meet the needs of customers in our Complex Machining and Turbine Engine segments. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion and take on additional commitments. We are pleased with our progress and the positive responses received from our customers. As we focused on and devoted our finances to our customers in our Complex Machining and Turbine Engine segments, we inadvertently failed to timely perform under various contracts undertaken by our Eur-Pac subsidiary. As a result, we recently received a Notice of Proposed Debarment which, if granted, would prevent Eur-Pac from bidding on Federal Government contracts. We have a period of time in which to contest the proposed debarment and will likely do so unless we determine that it would be more in our interests to devote our funds to our larger business segments.

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

Selected Financial Information:

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net sales	$12,242,000	$12,674,000
Cost of sales	10,239,000	9,962,000
Gross profit	2,003,000	2,712,000
Operating expenses and interest and financing costs	3,393,000	3,434,000
Other income (expense) net	16,000	(183,000)
Provision for income taxes	2,000	-
Net loss from continuing operations	$(1,376,000)	$(454,000)

Balance Sheet Data:

	March 31, 2018	December 31, 2017
	(unaudited)
Cash and cash equivalents	$1,415,000	$630,000
Working capital	9,437,000	9,531,000
Total assets	62,606,000	60,755,000
Total stockholders’ equity	$17,559,000	$17,766,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$10,627,000	$9,891,000
Gross Profit	2,023,000	2,900,000
Pre Tax Loss	116,000	1,085,000
Assets	45,014,000	41,940,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	333,000	841,000
Gross Profit	28,000	36,000
Pre Tax Loss	(472,000)	(579,000)
Assets	930,000	4,260,000

TURBINE ENGINE COMPONENTS
Net Sales	1,282,000	1,942,000
Gross Profit	(48,000)	(224,000)
Pre Tax Loss	(457,000)	(827,000)
Assets	6,009,000	11,233,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax Loss	(561,000)	(133,000)
Assets	241,000	785,000

CONSOLIDATED
Net Sales	12,242,000	12,674,000
Gross Profit	2,003,000	2,712,000
Pre Tax Loss	(1,374,000)	(454,000)
Provision for Income Taxes	2,000	—
Loss from Discontinued Operations	(92,000)	(700,000)
Assets Held for Sale	10,412,000	15,409,000
Net Loss	(1,468,000)	(1,154,000)
Assets	$62,606,000	$73,627,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2018 were $12,242,000, a decrease of $432,000, or 3.4%, compared with $12,674,000 for the three months ended March 31, 2017. Net sales of our Complex Machining segment were $10,627,000, an increase of $736,000, or 7.4%, from $9,891,000 in the prior year. Net sales of our Aerostructures & Electronics segment were $333,000, a decrease of $508,000, or 60.4%, from $841,000 in the prior year. This decrease can be attributed to decreased volume at EUR-PAC. Net sales in our Turbine Engine Components segment were $1,282,000, a decrease of $660,000, compared with $1,942,000 for the three months ended March 31, 2017. This decrease was primarily due to the sale of AMK in January 2017, which had sales of $417,000 in 2017. Excluding the results of AMK in both periods, comparative consolidated net sales would have been similar.

As indicated in the table below, three customers represented 73.1% and three customers represented 60.3% of total sales for the three months ended March 31, 2018 and March 31, 2017, respectively.

Customer	Percentage of Sales
	2018	2017
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	34.5%	18.9%
Sikorsky Aircraft	28.6%	21.5%
Rohr Inc.	10.0%	*
United States Department of Defense	**	19.9%

  * Customer was less than 10% of sales at March 31, 2017.

** Customer was less than 10% of sales at March 31, 2018.

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2018 was $2,003,000, a decrease of $709,000, or 26.1%, as compared to gross profit of $2,712,000 for the three months ended March 31, 2017. Consolidated gross profit as a percentage of sales was 16.4% and 21.4% for the three months ended March 31, 2018 and 2017, respectively. Our gross profit percentage during the three months ended was most notably impacted by lower gross margins in our Complex Machine segment due to different product mix. We believe in future periods, we can improve our gross margins as compared to our most recent period.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2018 were $777,000 a decrease of $116,000 or 13.0% compared to $893,000 for the three months ended March 31, 2017.

Operating Expense

Consolidated operating expenses for the three months ended March 31, 2018 totaled $2,616,000 and increased by $75,000 or 3.0% compared to $2,541,000 for the three months ended March 31, 2017. The increase in operating expenses is primarily due to professional and insurance expenses.

Net Loss

Net loss for the three months ended March 31, 2018 was $1,468,000, a loss increase of $314,000, compared to a net loss $1,154,000 for the three months ended March 31, 2017, for the reasons discussed above. Our net loss in 2018 and 2017 includes a net loss from the discontinued operations of WMI and related operations of $92,000 and $700,000, respectively. Excluding such amounts, our net loss in 2018 would have been $1,376,000 and in 2017 would have been $454,000.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from our principal stockholders and third parties to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our Loan Facility. The Loan Facility, which was to have expired on April 30, 2018, has been extended until May 31, 2018, and we are in negotiations with PNC for a further extension which we expect will include certain modifications to the terms of the Loan Facility.

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

The amount outstanding under the revolving loan was $17,944,000 and $16,455,000, as of March 31, 2018 and December 31, 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, we were not in compliance with our Fixed Charge Coverage Ratio covenant. The failure to satisfy the foregoing covenants would constitute a default under the Loan Facility and PNC at its option could give us notice that all amounts under the Loan Facility are immediately due and payable, and accordingly all amounts due under the loan facility have been classified as current, as of March 31, 2018 and December 31, 2017.

As of March 21, 2018, our outstanding indebtedness to PNC was $21,046,000 and consisted of revolving loans in the amount of $17,944,000 and the term loan of $3,102,000, as compared to December 31, 2017, when our debt to PNC was $19,926,000 and consisted of revolving loans of $16,455,000 and the term loan of $3,471,000. In addition, as of March 31, 2018 we had capitalized lease obligations to third parties of $2,763,000, as compared to capitalized lease obligations to third parties of $3,073,000 as of December 31, 2017.

Significant Transactions Since January 1, 2018 Which Have Impacted Our Liquidity

Dispositions

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

During the three months ended March 31, 2018, we issued $97,920 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of March 31, 2018, we had outstanding $5,254,000 principal amount of 8% Notes, of which $2,847,000 principal amount is due on November 30, 2018 and $2,407,000 principal amount is due on February 28, 2019.

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

Loans from Principal Stockholders

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to the Company. The terms of such advances require approval of PNC. Subject to the consent of PNC and completion of documentation, we agreed with Michael and Robert Taglich that each of them will receive a promissory note with a principal amount equal to the amount advanced to us (a “Note”) bearing interest, payable monthly, at the rate of 1% per month, except that interest accrued prior to the sale of WMI may be paid in kind. The Note and all interest accrued will be payable on June 1, 2019. We will exercise reasonable efforts to cause the Notes to be secured by a lien on our assets and, in all events, repayment of the Notes will be subordinate to our obligations to PNC. In addition to his Note, each of Michael and Robert Taglich will receive a number of shares equal to the result obtained by dividing .3 times the amount advanced by the closing price of our common stock immediately prior to the documentation of this transaction.

Taglich Brothers has acted as placement agent in connection with the investment of $1,100,000 by Michael and Robert Taglich and may seek additional investors for up to $150,000 on the terms set forth above. For such services they are to be paid a commission in the aggregate amount of 3% of the amount invested which may be paid in kind.

Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $3,158,000 and $1,912,000, as of March 31, 2018 and December 31, 2017, respectively.

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

Taglich Brothers, Inc., of which Michael Taglich and Robert Taglich are principals, acted as placement agent for the sale of the shares and warrants received a placement agent fee equal to $160,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(1,782,000)	900,000
Investing activities	(308,000)	3,926,000
Financing activities	2,875,000	(5,087,000)
Net increase (decrease) in cash and cash equivalents	$785,000	(261,000)

Cash Provided By (Used in) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the three months ended March 31, 2018, net cash was impacted by a net loss of $1,468,000, offset by $1,592,000 of non-cash items consisting of depreciation of property and equipment of $722,000, amortization of convertible notes payable of $275,000, amortization of capitalized engineering costs of $145,000, compensation expense of $83,000 and other non-cash items totaling $367,000.

Operating assets and liabilities further used cash in the net amount of $1,906,000 consisting primarily of the net increases in accounts receivable, inventory and deposits and other assets in the amounts of $1,025,000, $733,000 and $227,000 respectively, partially offset by decreases in accounts payable and accrued expenses in the amount $97,000 and an increase in deferred revenue and rent in the amount of $176,000.

Cash Provided By (Used in) Investing Activities

For the three months ended March 31, 2018, cash used in investing activities was $308,000. This was comprised of $164,000 for capitalized engineering costs and $144,000 for the purchase of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2017 consists of the cash received from the sale of one of our businesses in the amount of $4,260,000, reduced by capitalized engineering costs and by capital expenditures for property and equipment in the amounts of $245,000 and $89,000, respectively. A description of capitalized engineering costs can be found below and in Note 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2017.

Cash Provided By (Used in) Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the three months ended March 31, 2018, cash provided by financing activities was $2,875,000. This was comprised of proceeds from the issuance of common stock of $1,065,000, note payable of $1,000,000, and by proceeds from our revolving loans in the amount of $1,489,000, partially offset by repayments of $369,000 on our term loan and $310,000 on our capital lease obligations,

Going Concern

The Company suffered losses from operations of $613,000 and $12,758,000 and net losses of $1,468,000 and $22,551,000 for the three months ended March 31, 2018 and the year ended December 31, 2017. The Company also had negative cash flows from operations for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016. In 2015, the Company ceased paying dividends on its common stock and in 2016 disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. Since January 1, 2016, the Company has sold in excess of $31,000,000 in debt and equity securities to fund its operations. In January 2017, the Company sold one of its operating subsidiaries, AMK Welding Inc. On March 21, 2018, the Company entered into a Stock Purchase Agreement to sell a majority of its Aerostructures & Electronics segment. Furthermore, as of March 31, 2018 and December 31, 2017, the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2018 (also known as the modified retrospective approach). The Company is still assessing which transition method to adopt. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the financial impact to the consolidated financial statements.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The revenue standard is effective for annual periods beginning after December 15, 2017. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2018. See Note 10, Income Taxes, for disclosures related to this amended guidance.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting, described below. In particular, certain portions of our inventory control system have not been integrated into the system used by the balance of the Company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand and the enterprise reporting system used to track employee hours and, hence, costs to be included in work in process, is not sufficiently automated to ensure compliance at all times. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and non-standard transactions and were deficient in supervision and internal control monitoring.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which section is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2017 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Sales of Unregistered Equity Securities

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any unregistered equity securities during the period covered by this Report.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.32	Stock Purchase Agreement dated March 21, 2018 with CPI Aerostructures, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No.2) for the year ended December 31, 2017 filed on April 30, 2018).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)