Form 10-Q/A
period 2018-03-31
AIR INDUSTRIES GROUP
filed 2018-05-17
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment is being filed to correct errors in the XBRL presentation included in the original filing of this report.

PART II

OTHER INFORMATION

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

Dated: May 17, 2018

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)