Form 10-Q
period 2018-06-30
AIR INDUSTRIES GROUP
filed 2018-08-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of July 31, 2018, there were a total of 26,427,594 shares of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

Page No.
Item 1. Financial statements

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	4

Notes to Condensed Consolidated Financial Statements	6

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$405,000	$630,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $656,000 and $560,000, respectively	9,863,000	7,681,000
Inventory	39,045,000	39,205,000
Prepaid Expenses and Other Current Assets	414,000	332,000
Prepaid Taxes	49,000	49,000
Total Current Assets	49,776,000	47,897,000

Property and Equipment, Net	9,996,000	10,928,000

Capitalized Engineering Costs - Net of Accumulated Amortization of $5,692,000 and $5,380,000, respectively	2,193,000	2,188,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,165,000	1,032,000
Intangible Assets, Net	-	-
Goodwill	272,000	272,000

TOTAL ASSETS	$63,402,000	$62,317,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$25,432,000	$23,143,000
Notes Payable – Related Party – Current Portion	1,242,000	262,000
Accounts Payable and Accrued Expenses	12,858,000	14,571,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	929,000	1,452,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	40,519,000	39,486,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	1,237,000	1,798,000
Notes Payable – Related Party – Net of Current Portion	1,783,000	1,650,000
Deferred Gain on Sale - Net of Current Portion	276,000	295,000
Deferred Rent	1,325,000	1,322,000
TOTAL LIABILITIES	45,140,000	44,551,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, outstanding: 0 at June 30, 2018 and December 31, 2017.	—	—
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 26,427,594 and 25,213,805 Shares Issued and Outstanding as of June 30, 2018 and December 31, 2017, respectively	26,000	25,000
Additional Paid-In Capital	73,050,000	71,272,000
Accumulated Deficit	(54,814,000)	(53,531,000)
TOTAL STOCKHOLDERS' EQUITY	18,262,000	17,766,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,402,000	$62,317,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$15,817,000	$17,084,000	$30,602,000	$33,237,000

Cost of Sales	13,506,000	14,165,000	25,900,000	27,616,000

Gross Profit	2,311,000	2,919,000	4,702,000	5,621,000

Operating expenses	(2,901,000)	(4,117,000)	(5,998,000)	(7,338,000)

Gain on Change to Plan to Assets Held for Sale	1,563,000	-	1,563,000	-

Income (loss) from Operations	973,000	(1,198,000)	267,000	(1,717,000)

Interest and Financing Costs	(861,000)	(875,000)	(1,638,000)	(1,768,000)

Gain (loss) on Sale of Subsidiary	-	(163,000)	-	288,000

Other Income (Expense), Net	73,000	65,000	90,000	(128,000)

Income (loss) before Income Taxes	185,000	(2,171,000)	(1,281,000)	(3,325,000)

(Benefit from) Provision for Income Taxes	-	(199,000)	2,000	(199,000)
Net Income (loss)	185,000	(1,972,000)	(1,283,000)	(3,126,000)

Less: Cumulative preferred stock dividends	-	(764,000)	-	(764,000)

Net Income (loss) attributable to common stockholders	$185,000	$(2,736,000)	$(1,283,000)	$(3,890,000)

Net Income (loss) per Share - Basic	$0.01	$(0.36)	$(0.05)	$(0.51)
Net Income (loss) per Share	$0.01	$(0.36)	$(0.05)	$(0.51)

Weighted average shares outstanding - Basic	26,013,426	7,650,165	26,057,062	7,650,165
Weighted average shares outstanding- Diluted	26,079,377	7,650,165	26,057,062	7,650,165

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,283,000)	$(3,126,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	1,444,000	1,442,000
Amortization of intangible assets	-	581,000
Amortization of capitalized engineering costs	312,000	168,000
Bad debt expense (recovery)	137,000	(10,000)
Non-cash employee compensation expense/(forfeiture of unamortized stock compensation)	225,000	(73,000)
Amortization of deferred financing costs	69,000	114,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Gain on sale of subsidiary	—	(288,000)
Gain on change to plan of assets held for sale	(1,563,000)	—
Amortization of debt discount on convertible notes payable	588,000	603,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(2,319,000)	(1,846,000)
Inventory	160,000	262,000
Prepaid expenses and other current assets	(82,000)	126,000
Prepaid taxes	—	360,000
Deposits and other assets	(202,000)	(323,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(21,000)	(1,141,000)
Deferred rent	3,000	17,000
Deferred revenue	(523,000)	(243,000)
NET CASH USED IN OPERATING ACTIVITIES	(3,074,000)	(3,396,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(317,000)	(483,000)
Purchase of property and equipment	(512,000)	(298,000)
Proceeds from sale of subsidiary	—	4,260,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(829,000)	3,479,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	2,798,000	(4,589,000)
Payments of note payable – term notes	(739,000)	(2,439,000)
Proceeds from issuance of common stock	1,425,000	—
Payments of capital lease obligations	(646,000)	(620,000)
Proceeds from notes payable issuances– related party	770,000	2,553,000
Deferred financing costs	—	(50,000)
Proceeds from notes payable issuances - third party	70,000	4,184,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,678,000	(961,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(225,000)	(878,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	630,000	1,304,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$405,000	$426,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued) (Unaudited)

	2018	2017

Supplemental cash flow information
Cash paid during the period for interest	$840,000	$992,000
Cash paid during the period for income taxes	$2,000	$—

Supplemental schedule of non-cash investing and financing activities
Issuance of notes payable – related party	$34,000	$—

Issuance of Convertible notes payable – related party	$—	$1,885,000

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; (collectively, “the Company”) Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. ("WMI" or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. ("Decimal"), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC ("Air Realty") The Sterling Engineering Corporation ("Sterling"), and Compac Development Corporation (“Compac”).

Going Concern

The Company incurred income (loss) from operations of $1,274,000 and ($12,758,000) and net (losses) of ($276,000) and ($22,551,000) for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The Company also had negative cash flows from operations for the six months ended June 30, 2018 and for the years ended December 31, 2017 and 2016. In 2016, the Company disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. Since January 1, 2016, the Company has sold in excess of $31,000,000 in debt and equity securities to fund its operations. In January 2017, the Company sold one of its operating subsidiaries, AMK Welding Inc. Furthermore, at December 31, 2017, the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank (the “Loan Facility”). On May 30, 2018 the Company entered into a Sixteenth Amendment of its Loan Agreement with PNC Bank which provided for an extension of the Loan Facility to December 31, 2018 and that, among other things, waived the covenant violation at December 31, 2017 and March 31, 2018 and instituted new Covenants. The Company is in compliance with these covenants at March 31, 2018 and June 30, 2018.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

Terminated Sale of Welding Metallurgy Inc.

In June 2018, the Company terminated its previously announced sale of WMI and its wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp (“WMI Group”) to CPI Aerostructures Inc (“CPI”). The Company has also determined that WMI Group will not be held for sale, but rather held as a continuing operation. The Company has reclassified WMI Group operations from discontinued operations to continuing operations for the three and six months ended June 30, 2018.

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

Assets Held for Sale

The Company classifies assets as held for sale and suspends depreciation and amortization when approval at the appropriate level has been provided, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously recorded is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, the Company will record a loss for the amount of the excess.

If the Company decides not to sell previously classified assets held for sale, the asset is reclassified back to their original asset group in the period that it’s determined to no longer be held for sale. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell.

As of December 31, 2017 the Company held for sale WMI Group. In June 2018, upon the termination of its agreement to sell the WMI Group to CPI Aerostructures, Inc., management of the Company decided not to hold for sale the WMI Group. Upon the change in plan of sale, the Company reclassified the assets held for sale at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell and liabilities held for sale were also reclassified to their liability group. For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2017 were reclassified in the December 31, 2017 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this reclassification, the Company recorded a gain of $1,563,000 during the quarter ended June 30, 2018 and for the six months then ended, relating to the reversal of the reserve that was recorded as of December 31, 2017 for the excess of the carrying value of assets held for sale over the disposal group’s fair value, less costs to sell. For presentation purposes in the December 31, 2017 balance sheet in the accompanying financial statements, the $1,563,000 reserve has been included in Accounts Payable and Accrued Expenses.

Based on the Company's change in plan to sell WMI Group, the Company's December 31, 2017 balance sheet was adjusted to reflect a reduction in assets held for sale of $10,082,000 and a reduction of liabilities directly associated to assets held for sale of $2,795,000, with an increase in the following asset groups: Accounts Receivable, net of allowance for doubtful accounts $ $2,217,000; Inventory, net of reserves $8,065,000; Prepaid and other assets $485,000; Property and equipment, net of accumulated depreciation $878,000; and an increase in the following liability groups: Accounts payable and accrued expenses $3,701,000; Deferred Revenue $521,000; Notes Payable & Capital lease obligations $11,000; Deferred rent $125,000.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first out basis or net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, approximately 50% of the inventory value at June 30, 2018 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at June 30, 2018 is estimated based on the Company's standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. Inventories consist of the following at:

	June 30,	December 31,
	2018	2017
	(unaudited)
Raw Materials	$14,383,000	$13,936,000
Work In Progress	19,715,000	20,504,000
Finished Goods	10,963,000	10,636,000
Inventory Reserve	(6,016,000)	(5,871,000)
Total Inventory	$39,045,000	$39,205,000

Credit and Concentration Risks

There were two customers that represented 45.7% and three customers represented 57.2% of total net sales for the three months ended June 30, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	June 2018	June 2017
	(Unaudited)	(Unaudited)
1	26.1	16.7
2	19.6	23.5
3	*	17.0

* Customer was less than 10% of sales at June 30, 2018.

There were two customers that represented 49.2% of total sales, and three customers that represented 53.5% of total sales for the six months ended June 30, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	June 2018	June 2017
	(Unaudited)	(Unaudited)
1	26.6	19.4
2	22.6	16.7
3	*	17.4

* Customer was less than 10% of sales at June 30, 2018.

There were two customers that represented 49.8% of gross accounts receivable and three customers that represented 55.5% of gross accounts receivable at June 30, 2018 and December 31, 2017, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June 2018	December 2017
	(Unaudited)
1	38.5	30.3
2	11.3	10.5
3	*	14.7

* Customer was less than 10% of gross accounts receivable at June 30, 2018.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	26,013,426	7,650,165	26,057,062	7,650,165
Effect of dilutive stock options and warrants	65,951	-	—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	26,079,377	7,650,165	26,057,062	7,650,165

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Stock Options	695,000	-
Warrants	480,000	85,000
	1,175,000	85,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	—	2,631,000
Stock Options	349,000	516,000
Warrants	1,480,000	979,000
	1,829,000	4,126,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $225,000 and ($73,000) for the six months ended June 30, 2018 and 2017, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $272,000 at June 30, 2018 and December 31, 2017 relates to the acquisitions of NTW $163,000 and ECC $109,000.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2018.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. The Company will adopt the New Revenue Standard effective January 1, 2019, as allowed under the Company’s Emerging Growth Status designation.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2019 (also known as the modified retrospective approach). The Company is still assessing which transition method to adopt. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

The Company currently recognizes the majority of its revenues based on shipment of products (at a point in time). Currently, some contracts the Company enters into with customers are accounted for on a percentage of completion or milestone basis. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit are recognized using the percentage-of-completion cost-to-cost method or a milestone to measure progress. For contracts that require the Company to produce a substantial number of similar items without a significant level of development, the Company currently records revenue and profit using the units-of-delivery method as the basis for measuring progress on the contract.

Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The Company may also have more performance obligations in our contracts under ASC 606, which may impact the timing of recording sales and operating profit, including those where sales recognition is deferred pending the incurrence of costs.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company's current lease arrangements expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on the Company’s consolidated financial statements as of and for the six months ended June 30, 2018. See Note 8, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company's total expenses as of June 30, 2018.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.5 years
Machinery and Equipment	13,430,000	13,414,000	5 - 8 years
Capital Lease Machinery and Equipment	6,534,000	6,534,000	5 - 8 years
Tools and Instruments	9,029,000	8,538,000	1.5 - 7 years
Automotive Equipment	172,000	172,000	5 years
Furniture and Fixtures	443,000	438,000	5 - 8 years
Leasehold Improvements	997,000	997,000	Term of Lease
Computers and Software	519,000	519,000	4 - 6 years
Total Property and Equipment	33,074,000	32,562,000
Less: Accumulated Depreciation	(23,078,000)	(21,634,000)
Property and Equipment, net	$9,996,000	$10,928,000

Depreciation expense for the three months ended June 30, 2018 and 2017 was $722,000 and $714,000, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $1,444,000 and $1,442,000, respectively.

Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2018 and 2017. Accumulated depreciation on these assets was approximately $4,246,000 and $3,595,000 as of June 30, 2018 and December 31, 2017, respectively.

Note 4. INTANGIBLE ASSETS

The components of intangible assets consisted of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
Customer Relationships	$4,925,000	$4,925,000	5 to 14 years
Non-Compete	50,000	50,000	5 years
Total Intangible Assets	4,975,000	4,975,000
Less: Accumulated Amortization	(4,975,000)	(4,975,000)
Intangible Assets, net	$-	$-

The expense for amortization of the intangibles for the six months ended June 30, 2018 and 2017 was approximately $457,000 and $581,000, respectively.

Note 5. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
Revolving credit note payable to PNC Bank N.A. ("PNC")	$19,253,000	$16,455,000
Term loans, PNC	2,733,000	3,471,000
Capital lease obligations	2,439,000	3,085,000
Related party notes payable, net of debt discount	3,025,000	1,912,000
Convertible notes payable-third parties, net of debt discount	2,244,000	1,930,000
Subtotal	29,694,000	26,853,000
Less: Current portion of notes and capital obligations	(26,674,000)	(23,405,000)
Notes payable and capital lease obligations, net of current portion	$3,020,000	$3,448,000

PNC Bank N.A. ("PNC")

The Company has a Loan Facility with PNC secured by substantially all of its assets which has been amended many times since 2013.

The Loan Facility was amended on May 30, 2018 (the “Sixteenth Amendment”) In connection with the Sixteenth Amendment; the Company paid PNC a fee of $125,000 in two instalments and reimbursed it for the fees and expenses of its counsel. The Sixteenth Amendment provides for a $20,000,000 revolving loan and a Term Loan with a balance at May 31, 2018 of $2,856,000.

Under the terms of the Loan Facility, as amended, the revolving loan and the term loan now bear interest at (a) the sum of the Alternate Base Rate plus three percent (3%) with respect to Domestic Rate Loans, and (b) the sum of the Eurodollar rate plus four and one-half percent (4.5%) with respect to Eurodollar Rate Loans. Both the revolving loan and the term loan mature on December 31, 2018 and are classified with the current portion of notes and capital lease obligations.

The Sixteenth Amendment waived the Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017, December 31, 2017 and March 31, 2018. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. The Company complied with these new covenants for the three-months ended March 31, 2018 and six-month period ending June 30, 2018. In addition, the Company is prohibited from paying dividends to its shareholders and limits capital expenditures.

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine months and that we maintain EBITDA of not less than $345,000 for the period ending September 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. In addition, the Fifteenth Amendment reduced the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. At December 31, 2017, the over-advance had been paid in full. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of June 30, 2018, our debt to PNC in the amount of $21,986,000 consisted of the revolving credit loan in the amount of $19,253,000 and the term loan in the amount of $2,733,000. As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000.

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

As of June 30, 2018 the future minimum principal payments for the term loans are as follows:

For the twelve months ending	Amount
June 30, 2019	$1,478,000
June 30, 2020	1,255,000

PNC Term Loans payable	2,733,000
Less: Current portion	(2,733,000)
Long-term portion	$—

Interest expense related to these credit facilities amounted to $693,000 and $986,000 for the six months ended June 30, 2018 and 2017, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $2,439,000 and $3,073,000 as of June 30, 2018 and December 31, 2017, respectively, with various interest rates ranging from approximately 4% to 14%.

As of June 30, 2018, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
June 30, 2019	$1,344,000
June 30, 2020	1,050,000
June 30, 2021	151,000
June 30, 2022	39,000
June 30, 2023	—
Thereafter	—
Total future minimum lease payments	2,584,000
Less: imputed interest	(145,000)
Less: current portion	(1,244,000)
Total Long Term Portion	$1,195,000

Related Party Notes Payable

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich. In addition, a third director of the Company is a vice president of Taglich Brothers, Inc.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services. In addition, Michael and Robert Taglich have also invested as individuals in the Company a total of $ 8,860,000 through various debt and equity financings.

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $1,950,000 from Robert and Michael Taglich, from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the “8% Notes”). See “Private Placements of 8% Subordinated Convertible Notes” below.

In November 2017, Michael Taglich and Robert Taglich purchased 144,927 shares and 72,463 shares, respectively, of common stock, together with warrants to purchase an additional 48,000 shares and 24,000 shares, respectively, of common stock, for a purchase price of $200,000 and $100,000, respectively, in a private placement of the Company’s equity securities completed in January 2018 from which the Company received gross proceeds of $2,000,000. Taglich Brothers, Inc., which as placement agent for the sale of the shares and warrants, received a placement agent fee equal to $160,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering. See Note 6 below.

Private Placement of Subordinated Notes due May 31, 2018, together with Shares of Common Stock

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to the Company for use as working capital. The Company subsequently issued its Subordinated Notes due May 31, 2019 to Michael Taglich and Robert Taglich, together with shares of common stock, in the financing described below, to evidence its obligation to repay the foregoing advances.

In May 2018, the Company issued $1,200,000 of Subordinated Notes due May 31, 2019 (the “2019 Notes”), together with a total of 215,062 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, the Company issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and the Company issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. The Company issued and sold a 2019 Note in the principal amount of $100,000, plus 18,634 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the rate of one percent (1%) per month, payable monthly commencing June 30, 2018. Upon the occurrence and continuation of a failure to pay accrued interest, interest shall accrue and be payable on such amount at the rate of 1.25% per month; provided that upon the occurrence and continuation of a failure to timely pay the principal amount of the 2019 Note, interest shall accrue and be payable on such principal amount at the rate of 1.25% per month and shall no longer be payable on interest accrued but unpaid. The 2019 Notes are subordinate to the Company’s obligations to PNC.

Taglich Brothers acted as placement agent for the offering and received a commission in the aggregate amount of 4% of the amount invested which was paid in kind.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $3,025,000 and $1,912,000, as of June 30, 2018 and December 31, 2017, respectively.

The gross proceeds of $1,200,000 was completed in the following closings:

Date	Gross Proceeds	Promissory Note	$	Common Stock Price	Shares
3/29/2108	1,000,000	700,000	300,000	1.68	178,571
4/4/2018	100,000	70,000	30,000	1.68	17,857
5/21/2018	100,000	70,000	30,000	1.64	18,334
5/21/2018	48,000	48,000	14,400	1.68	8,571

Total	1,248,000	888,000	374,400		223,333

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

During the six months ended June 30, 2018, we issued $196,940 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of June 30, 2018, we had outstanding $4,775,000 principal amount of 8% Notes, of which $2,575,000 principal amount is due on November 30, 2018 and $2,200,000 principal amount is due on February 28, 2019.

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

During the six months ended June 30, 2018, the Company issued 123,456 shares of common stock in lieu of cash payment for various services provided to the Company.

On July 19, 2018, the Company issued and sold a total of 322,000 shares of common stock for gross proceeds of $460,460, or a $1.43 per share, to four accredited investors pursuant to subscription agreements.

For acting as placement agent of the offering, Taglich Brothers, Inc. is entitled to a placement agent fee equal to $27,627.60 (6% of the gross proceeds of the offering), payable at the Company’s option, in cash or shares of Common Stock on the terms sold to the purchasers.

Note 7. COMMITMENTS AND CONTINGENCIES

Loss Contingencies

On July 5, 2018, CPI Aerostructures, Inc. (the “CPI”) filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company relating to the previously announced Stock Purchase Agreement dated as of March 21, 2018 (the “Agreement”) between the Company and CPI, pursuant to which the Company agreed to sell to CPI all of the shares of capital stock of its subsidiary, WMI. On July 2, 2018, the Company notified CPI that it was terminating the Agreement due to CPI’s failure to close on a timely basis.

The complaint alleges that the Company willfully breached its contractual obligation to provide financial information required to fulfill key conditions for closing under the Agreement. CPI is seeking, among other things, an order of specific performance requiring the Company to comply with its obligations under the Agreement, monetary damages, and attorneys’ fees and costs.

On July 30, 2018, the Company filed its answer and asserted counterclaims against CPI. The Company denied the allegations made by CPI in the complaint and alleged that CPI breached the Agreement and the covenant of good faith and fair dealing. The Company is seeking a declaration that the Agreement has terminated, along with monetary damages, attorneys’ fees, and costs.

On July 31, 2018, CPI filed a motion for a preliminary injunction against the Company. The motion argued that the Company’s failure to provide financial data and other information necessary to close the transaction contemplated by the Agreement will cause irreparable injury to CPI. CPI is seeking an order directing the Company to furnish CPI with all previously requested financial, operating, and other data and information relating to WMI.

The Company disputes the validity and applicability of the claims asserted by CPI and believes that it has meritorious defenses to those claims and intends to contest the action vigorously.

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

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

Note 8. INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate rate from 35% to 21%, effective January 1, 2018.

SAB No. 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of June 30, 2018, the Company has not completed it accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period.

The Company recorded no Federal income tax benefit for the six months ended June 30, 2018. A tax benefit of approximately $690,000 would have been recorded for the six months ended June 30, 2018, had there not been a full valuation allowance recorded against incremental deferred tax assets created during the period. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, their ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of June 30, 2018 and December 31, 2017, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for (benefit from) income taxes as of June 30, is set forth below:

	2018	2017
	(unaudited)	(unaudited)
Current
Federal	$—	$—
State	2,000	(21,000)
Prior Year Under accrual
Federal	—	(178,000)
State	—	—

Total Current Expense	2,000	(199,000)
Deferred Tax Benefit	—	---
Valuation Allowance	—	—
Net Provision for (Benefit from) Income Taxes	$2,000	$(199,000)

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

The Company currently divides its operations into three operating segments: Complex Machining, which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI (including WPI, MSI and Compac), Eur-Pac, with ECC; and Turbine Engine Components which consists of Sterling and AMK, for the period January 1, 2017 until it was disposed of on January 27, 2017. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

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

Financial information about the Company’s operating segments for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,705,000	$10,473,000	$20,332,000	$20,364,000
Gross Profit	1,469,000	939,000	3,492,000	3,840,000
Pre Tax Income (Loss)	657,000	(1,378,000)	773,000	(293,000)
Assets	44,077,000	44,222,000	44,077,000	44,222,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,844,000	4,733,000	7,720,000	9,053,000
Gross Profit	787,000	1,934,000	1,203,000	1,960,000
Pre Tax Income (Loss)	417,000	348,000	(147,000)	(931,000)
Assets	13,276,000	19,458,000	13,276,000	19,458,000

TURBINE ENGINE COMPONENTS
Net Sales	1,268,000	1,878,000	2,550,000	3,820,000
Gross Profit	55,000	46,000	7,000	(179,000)
Pre Tax Loss	(115,000)	(669,000)	(572,000)	(1,496,000)
Assets	5,761,000	11,541,000	5,761,000	11,541,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pre Tax Loss	(2,337,000)	(472,000)	(2,898,000)	(605,000)
Assets	288,000	645,000	288,000	645,000

CONSOLIDATED
Net Sales	15,817,000	17,084,000	30,602,000	33,237,000
Gross Profit	2,311,000	2,919,000	4,702,000	5,621,000
Gain on Change to Plan of Assets Held for Sale	1,563,000	-	1,563,000	-
Pre Tax Income (Loss)	185,000	(2,171,000)	(1,281,000)	(3,325,000)
Provision for (Benefit from) Income Taxes	-	(199,000)	2,000	(199,000)
Net Income (Loss)	185,000	(1,972,000)	(1,283,000)	(3,126,000)
Assets	$63,402,000	$75,866,000	$63,402,000	$75,866,000

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

Since January 1, 2018, we have received gross proceeds of $2,725,460 from the issuance and sale of our debt and equity securities in the following private placements:

a)	In January 2018, we issued and sold 852,000 shares of common stock and warrants to purchase an additional 255,600 shares of common stock, for gross proceeds of $1,065,000;

b)	In May 2018, we issued and sold $1,200,000 of Subordinated Notes due May 31, 2019, together with a total of 215,062 shares of Common Stock for gross proceeds of $1,200,000; and

c)	In July 2018, we issued and sold 322,000 shares of common stock for gross proceeds of $460,460.

In addition to repositioning our business to obtain profitability and positive cash flow, we remain resolute on meeting customers’ needs and have and continue to align production schedules to meet the needs of customers in our Complex Machining and Turbine Engine segments. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion and take on additional commitments. We are pleased with our progress and the positive responses received from our customers. As we focused on and devoted our finances to our customers in our Complex Machining and Turbine Engine segments, we inadvertently failed to timely perform under various contracts undertaken by our Eur-Pac subsidiary. As a result, we recently received a Notice of Proposed Debarment which, if granted, would prevent Eur-Pac from bidding on Federal Government contracts. We have appealed the Debarment and are awaiting the Government’s response.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. In addition, the market for the skilled labor we require to operate our plants is highly competitive. The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice. Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold. Many of our operations have a large percentage of fixed factory overhead. As a result our profit margins are also highly variable with sales volumes as low sales volumes can result in the under-absorption of factory overhead which can decrease profits.

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft have reduced the demand for both new production and replacement spares. This has reduced our sales, particularly in our complex machining segment. In response to the reduction in military sales, we are focusing greater efforts on the civilian aircraft market though we remain dependent upon the military for an overwhelming portion of our revenues.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$15,817,000	$17,084,000	$30,602,000	$33,237,000
Cost of sales	13,506,000	14,165,000	25,900,000	27,616,000
Gross profit	2,311,000	2,919,000	4,702,000	5,621,000
Operating expenses and interest and financing costs	3,762,000	4,992,000	7,636,000	9,106,000
Gain on Change to Plan of Asset Held for Sale	1,563,000	-	1,563,000	-
Other income, net	73,000	65,000	90,000	(128,000)
Gain (loss) on Sale of Subsidiary	-	(163,000)	-	288,000
Provision for (benefit from) income taxes	-	(199,000)	2,000	(199,000)
Net income (loss)	$185,000	$(1,972,000)	$(1,283,000)	$(3,126,000)

Balance Sheet Data:

	June 30, 2018	December 31, 2017
	(unaudited)
Cash and cash equivalents	$405,000	$630,000
Working capital	9,257,000	8,411,000
Total assets	63,402,000	62,317,000
Total stockholders’ equity	$18,282,000	$17,766,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,705,000	$10,473,000	$20,332,000	$20,364,000
Gross Profit	1,469,000	939,000	3,492,000	3,840,000
Pre Tax Income (Loss)	657,000	(1,378,000)	773,000	(293,000)
Assets	44,077,000	44,222,000	44,077,000	44,222,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	4,844,000	4,733,000	7,720,000	9,053,000
Gross Profit	787,000	1,934,000	1,203,000	1,960,000
Pre Tax Income (Loss)	417,000	348,000	(147,000)	(931,000)
Assets	13,276,000	19,458,000	13,276,000	19,458,000

TURBINE ENGINE COMPONENTS
Net Sales	1,268,000	1,878,000	2,550,000	3,820,000
Gross Profit	55,000	46,000	7,000	(179,000)
Pre Tax Loss	(115,000)	(669,000)	(572,000)	(1,496,000)
Assets	5,761,000	11,541,000	5,761,000	11,541,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pre Tax Loss	(2,337,000)	(472,000)	(2,898,000)	(605,000)
Assets	288,000	645,000	288,000	645,000

CONSOLIDATED
Net Sales	15,817,000	17,084,000	30,602,000	33,237,000
Gross Profit	2,311,000	2,919,000	4,702,000	5,621,000
Gain on Change to Plan of Assets Held for Sale	1,563,000	-	1,563,000	-
Pre Tax Income (Loss)	185,000	(2,171,000)	(1,281,000)	(3,325,000)
Provision for (Benefit from) Income Taxes	-	(199,000)	2,000	(199,000)
Net Income (Loss)	185,000	(1,972,000)	(1,283,000)	(3,126,000)
Assets	$63,402,000	$75,866,000	$63,402,000	$75,866,000

Results of Operations for the three months ended June 30, 2018

Net Sales:

Consolidated net sales for the three months ended June 30, 2018 were $15,817,000, a decrease of $1,267,000, or 7.4%, compared with $17,084,000 for the three months ended June 30, 2017. Net sales of our Complex Machining segment were $9,705,000, a decrease of $768,000, or 7.3%, from $10,473,000 in the prior year. Net sales of our Aerostructures & Electronics segment were $4,844,000, an increase of $111,000, or 2.3%, from $4,733,000 in the prior year. Net sales in our Turbine Engine Components segment were $1,268,000, a decrease of $610,000, compared with $1,878,000 for the three months ended June 30, 2017. This decrease at Complex Machining resulted from production disruptions from the ongoing consolidation of NTW and AIM. The increase at Aerostructures and Electronics resulted from increases at WMI offsetting a decline at EPC. The increase at WMI resulted from increased bookings and improvements in production. The decrease in net sales at Turbine Engine Components resulted from a lack of new bookings. As a result, the General Manager at Sterling Engineering was replaced in February 2018.

As indicated in the table below, two customers represented 45.7% and three customers represented 57.2% of total sales for the three months ended June 30, 2018 and June 30, 2017, respectively.

Customer	Percentage of Sales
	2018	2017
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	26.1%	16.7%
Sikorsky Aircraft	19.6%	23.5%
United States Department of Defense	*	17.0%

* Customer was less than 10% of sales at June 30, 2018.

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2018 was $2,311,000, a decrease of $608,000, or 20.8%, as compared to gross profit of $2,919,000 for the three months ended June 30, 2017. Consolidated gross profit as a percentage of sales was 14.6% and 17.1% for the three months ended June 30, 2018 and 2017, respectively. Our gross profit percentage during the three months ended June 30, 2018, was most notably impacted by lower gross margins in our Complex Machine and Aerostructures segments due to different product mix. We believe in future periods, we can improve our gross margins as compared to our most recent period.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2018 were $861,000 a decrease of $14,000 or 1.6% compared to $875,000 for the three months ended June 30, 2017.

Operating Expense

Consolidated operating expenses for the three months ended June 30, 2018 totaled $2,901,000 and decreased by $1,216,000 or 29.5% compared to $4,117,000 for the three months ended June 30, 2017. The decrease in operating expenses is primarily due to reduced salary and amortization expenses.

Net Income (Loss)

Net income for the three months ended June 30, 2018 was $185,000, an improvement of $2,157,000 compared to a net loss $1,972,000 for the three months ended June 30, 2017. The improvement in net income is due primarily to the gain resulting from the Company’s decision to not to sell WMI and to not hold the WMI assets for sale (“Gain on Change to Plan to Assets Held for Sale” – reference Note 2 to the Condensed Consolidated Financial Statements). For the year ended December 31, 2017, approximately $1,563,000 had been recorded as an impairment loss from discontinued operations. This amount reflected the deficit of the net assets of WMI compared to the expected net proceeds of sales.

Results of Operations for the six months ended June 30, 2018

Net Sales:

Consolidated net sales for the six months ended June 30, 2018 were $30,602,000, a decrease of $2,635,000, or 7.9%, compared with $33,237,000 for the six months ended June 30, 2017. Net sales of our Complex Machining segment were $20,332,000, a decrease of $32,000, or 0.2%, from $20,364,000 in the prior year. Net sales of our Aerostructures & Electronics segment were $7,720,000, a decrease of $1,133,000, or 14.7%, from $9,053,000 in the prior year. The decrease results primarily from reduced sales at EPC. In 2017 EPC delivered the preponderance of a single $3,000,000 order. Net sales in our Turbine Engine Components segment were $2,550,000, a decrease of $1,270,000, compared with $3,820,000 for the six months ended June 30, 2017. This decrease was partially due to the sale of AMK in January 2017, which had sales of $417,000 in 2017. The balance of the decrease resulted from a lack of new billings at Sterling Engineering.

As indicated in the table below, two customers represented 49.2% and three customers represented 53.5% of total sales for the six months ended June 30, 2018 and June 30, 2017, respectively.

Customer	Percentage of Sales
	2018	2017
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	26.6%	19.4%
Sikorsky Aircraft	22.6%	16.7%
United States Department of Defense	*	17.4%

* Customer was less than 10% of sales at June 30, 2018.

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2018 was $4,702,000, a decrease of $919,000, or 16.3%, as compared to gross profit of $5,621,000 for the six months ended June 30, 2017. Consolidated gross profit as a percentage of sales was 15.4% and 16.9% for the six months ended June 30, 2018 and 2017, respectively. Our gross profit percentage during the six months ended was most notably impacted by lower gross margins in our Complex Machine segment due to different product mix. We believe in future periods, we can improve our gross margins as compared to our most recent period.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2018 were $1,638,000 a decrease of $130,000 or 7.4% compared to $1,768,000 for the six months ended June 30, 2017.

Operating Expense

Consolidated operating expenses for the six months ended June 30, 2018 totaled $5,998,000 and decreased by $1,340,000 or 18.3% compared to $7,338,000 for the six months ended June 30, 2017. The decrease in operating expenses is primarily due to reduced salary and amortization expenses.

Net Loss

Net loss for the six months ended June 30, 2018 was $1,283,000, compared to a net loss $3,126,000 for the six months ended June 30, 2017. The improvement is due primarily to the gain resulting from the Company’s decision to not to sell WMI and to not hold the WMI assets for sale (“Gain on Change to Plan to Assets Held for Sale” – reference Note 2 to the Condensed Consolidated Financial Statements). For the year ended December 31, 2017, approximately $1,563,000 had been recorded as an impairment loss from discontinued operations. This amount reflected the deficit of the net assets of WMI compared to the expected net proceeds of sales.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from our principal stockholders and third parties to support operations and acquisitions. Substantially all of our assets are pledged as collateral under our Loan Facility. The Loan Facility was amended on May 30, 2018 with a new expiration date of December 31, 2018.

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

The Loan Facility was amended on May 30, 2018 (the “Sixteenth Amendment”) In connection with the Sixteenth Amendment; the Company paid PNC a fee of $125,000 in two instalments and reimbursed it for the fees and expenses of its counsel. The Sixteenth Amendment provides for a $20,000,000 revolving loan and a Term Loan with a balance at May 31, 2018 of $2,856,000.

Under the terms of the Loan Facility, as amended, the revolving loan and the term loan now bear interest at (a) the sum of the Alternate Base Rate plus three percent (3%) with respect to Domestic Rate Loans, and (b) the sum of the Eurodollar rate plus four and one-half percent (4.5%) with respect to Eurodollar Rate Loans. Both the revolving loan and the term loan mature on December 31, 2018 and are classified with the current portion of notes and capital lease obligations.

The Sixteenth Amendment waived the Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017 and December 31, 2017. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. The Company complied with these covenants for the three-months ended March 31, 2018 and six-month period ending June 30, 2018. In addition, the Company is prohibited from paying dividends to its shareholders and limits capital expenditures.

On June 19, 2017, we entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that we maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine months and that we maintain EBITDA of not less than $345,000 for the period ending September 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that we are not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. In addition, the Fifteenth Amendment reduced the weekly payments we are required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. At December 31, 2017, the over-advance had been paid in full. We paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of June 30, 2018, our debt to PNC in the amount of $21,986,000 consisted of the revolving credit loan in the amount of $19,253,000 and the term loan in the amount of $2,733,000. As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000.

As of June 30, 2018, our outstanding indebtedness to PNC was $21,986,000 and consisted of revolving loans in the amount of $19,253,000 and the term loan of $2,733,000, as compared to December 31, 2017, when our debt to PNC was $19,926,000 and consisted of revolving loans of $16,455,000 and the term loan of $3,471,000. In addition, as of June 30, 2018 we had capitalized lease obligations to third parties of $2,439,000, as compared to capitalized lease obligations to third parties of $3,073,000 as of December 31, 2017.

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

During the six months ended June 30, 2018, we issued $196,940 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of June 30, 2018, we had outstanding $4,775,000 principal amount of 8% Notes, of which $2,575,000 principal amount is due on November 30, 2018 and $2,200,000 principal amount is due on February 28, 2019.

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

Private Placement of Subordinated Notes due May 31, 2018, together with Shares of Common Stock

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to our company for use as working capital. We subsequently issued our Subordinated Notes due May 31, 2019 to Michael Taglich and Robert Taglich, together with shares of our common stock, in the financing described below, to evidence our obligation to repay the foregoing advances.

In May 2018, we issued $1,200,000 of Subordinated Notes due May 31, 2019 (the “2019 Notes”), together with a total of 215,062 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, we issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and we issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. We issued and sold a 2019 Note in the principal amount of $100,000, plus 18,634 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the rate of one percent (1%) per month, payable monthly commencing June 30, 2018. Upon the occurrence and continuation of a failure to pay accrued interest, interest shall accrue and be payable on such amount at the rate of 1.25% per month; provided that upon the occurrence and continuation of a failure to timely pay the principal amount of the 2019 Note, interest shall accrue and be payable on such principal amount at the rate of 1.25% per month and shall no longer be payable on interest accrued but unpaid. The 2019 Notes are subordinate to our obligations to PNC.

Taglich Brothers acted as placement agent for the offering and received a commission in the aggregate amount of 4% of the amount invested which was paid in kind.

 Related party notes payable to Michael and Robert Taglich, and their affiliated entities, totaled $3,025,000 and $1,912,000, as of June 30, 2018 and December 31, 2017, respectively.

Equity Private Placements

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

On July 19, 2018, we issued and sold a total of 322,000 shares of our common stock for gross proceeds of $460,460, or a $1.43 per share, to four accredited investors pursuant to subscription agreements.

For acting as placement agent of the offering, Taglich Brothers, Inc. is entitled to a placement agent fee equal to $27,627.60 (6% of the gross proceeds of the offering), payable at our option, in cash or shares of Common Stock on the terms sold to the purchasers.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(3,074,000)	(3,396,000)
Investing activities	(829,000)	3,479,000
Financing activities	3,678,000	(961,000)
Net decrease in cash and cash equivalents	$(225,000)	(878,000)

Cash Used in Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2018, net cash was impacted by a net loss of $1,283,000, offset by $1,193,000 of non-cash items consisting of a gain on change to plan of assets held for sale $1,563,000, depreciation of property and equipment of $1,444,000, amortization of convertible notes payable of $558,000, amortization of capitalized engineering costs of $312,000, compensation expense of $225,000 and other non-cash items totaling $187,000.

Operating assets and liabilities further used cash in the net amount of $2,984,000 consisting primarily of the net increases in accounts receivable, deferred revenue and deposits and other assets in the amounts of $2,319,000, $523,000 and $202,000 respectively, partially offset by a decrease in inventory of $160,000 and increases in prepaid and other current assets in the amount $82,000.

Cash Used in Investing Activities

For the six months ended June 30, 2018, cash used in investing activities was $829,000. This was comprised of $512,000 for the purchase of property and equipment and $317,000 for capitalized engineering costs.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the six months ended June 30, 2018, cash provided by financing activities was $3,678,000. This was comprised of proceeds from the issuance of common stock of $1,425,000, note payable related party of $770,000, note payable from third party of $70,000 and by proceeds from our revolving loans in the amount of $2,798,000, partially offset by repayments of $739,000 on our term loan and $646,000 on our capital lease obligations,

Going Concern

The Company incurred income (loss) from operations of $267,000 and ($12,758,000) and net losses of ($1,283,000) and ($22,551,000) for the six months ended June 30, 2018 and for the year ended December 31, 2017. The Company also had negative cash flows from operations for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016. In 2015, the Company ceased paying dividends on its common stock and in 2016 disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. Since January 1, 2016, the Company has sold in excess of $31,000,000 in debt and equity securities to fund its operations. In January 2017, the Company sold one of its operating subsidiaries, AMK Welding Inc. Furthermore, at December 31, 2017 the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank. On May 30, 2018 the Company entered into the Sixteenth Amendment of it Loan Agreement with PNC Bank which provided for an extension of the Loan Facility to December 31, 2018, and that, among other things, waived the Covenant violation at December 31, 2017 and March 31, 2018 and instituted new Covenants. The Company is in compliance with these covenants at March 31, 2018 and June 30, 2018.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2018.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Assets Held for Sale

The Company classifies assets as held for sale and suspends depreciation and amortization when approval at the appropriate level has been provided, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously recorded is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, the Company will record a loss for the amount of the excess.

If the Company decides not to sell previously classified assets held for sale, the asset is reclassified back to their original asset group in the period that it’s determined to no longer be held for sale. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell.

As of December 31, 2017 the Company held for sale WMI Group. In June 2018, upon the termination of its agreement to sell the WMI Group to CPI Aerostructures, Inc., management of the Company decided not to hold for sale the WMI Group. Upon the change in plan of sale, the Company reclassified the assets held for sale at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell and liabilities held for sale were also reclassified to their liability group. For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2017 were reclassified in the December 31, 2017 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this reclassification, the Company recorded a gain of $1,563,000 during the quarter ended June 30, 2018 and for the six months then ended, relating to the reversal of the reserve that was recorded as of December 31, 2017 for the excess of the carrying value of assets held for sale over the disposal group’s fair value, less costs to sell. For presentation purposes in the December 31, 2017 balance sheet in the accompanying financial statements, the $1,563,000 reserve has been included in Accounts Payable and Accrued Expenses.

Based on the Company's change in plan to sell WMI Group, the Company's December 31, 2017 balance sheet was adjusted to reflect a reduction in assets held for sale of $10,082,000 and a reduction of liabilities directly associated to assets held for sale of $2,795,000, with an increase in the following asset groups: Accounts Receivable, net of allowance for doubtful accounts $ $2,217,000; Inventory, net of reserves $8,065,000; Prepaid and other assets $485,000; Property and equipment, net of accumulated depreciation $878,000; and an increase in the following liability groups: Accounts payable and accrued expenses $3,701,000; Deferred Revenue $521,000; Notes Payable & Capital lease obligations $11,000; Deferred rent $125,000.

Inventory Valuation

We do not take physical inventories at interim quarterly reporting periods. The majority of the inventory been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period.

The remainder of the inventory value is estimated based on our standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory.

For annual reporting, we value inventory at the lower of cost on a first-in-first-out basis or net realizable value.

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

If we are reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized. We may also progress bill customers for certain engineering costs being incurred. Such billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Payments received in advance from customers for products delivered are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. We utilize a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Freight out is included in operating expenses.

We recognize certain revenues under a bill and hold arrangement with two of its large customers. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. The customer must initiate the request for the bill and hold arrangement. The customer must have made this request in writing in addition to their fixed commitment to purchase the item. The risk of ownership has passed to the customer, payment terms are not modified and payment will be made as if the goods had shipped.

Income Taxes

We account for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Stock-Based Compensation

We account for stock-based compensation expense in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. We record an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. As of December 31, 2017, there has been no impairment.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. We will adopt the New Revenue Standard effective January 1, 2019, as allowed under our Emerging Growth Status designation.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2019 (also known as the modified retrospective approach). We are still assessing which transition method to adopt. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

We currently recognize the majority of our revenues based on shipment of products (at a point in time). Currently, some contracts the Company enters into with customers are accounted for on a percentage of completion or milestone basis. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit are recognized using the percentage-of-completion cost-to-cost method or a milestone to measure progress. For contracts that require us to produce a substantial number of similar items without a significant level of development, we record revenue and profit using units-of-delivery method as the basis for measuring progress on the contract.

Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). We may also have more performance obligations in our contracts under ASC 606, which may impact the timing of recording sales and operating profit, including those where sales recognition is deferred pending the incurrence of costs.

We have not completed an assessment of the effects of the new revenue standard, and has not determined whether adopting ASU 2014-09 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. We are gathering the lease agreement data and has begun to analyze the financial impact to the consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for our fiscal year beginning April 1, 2019 and subsequent interim periods. Our current lease arrangements expire through 2021 and we are currently evaluating the impact the adoption of these ASUs will have on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements of ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. They are effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. We are currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow -Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. We are currently assessing the impact of the adoption of the amendments to Topic 606 and these amendments on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The revenue standard is effective for annual periods beginning after December 15, 2017. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018. We are currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on our consolidated financial statements as of and for the three months ended March 31, 2018. Does this need to refer to 6 months? See Note 10, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for our fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on our consolidated financial statements, as non-employee stock compensation is nominal relative to our total expenses as of June 30, 2018.

We believe that no other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On July 5, 2018, CPI Aerostructures, Inc. (the “CPI”) filed a complaint in the Supreme Court of the State of New York, County of New York, against us relating to the previously announced Stock Purchase Agreement dated as of March 21, 2018 (the “Agreement”) with CPI, pursuant to which we agreed to sell to CPI all of the shares of capital stock of our subsidiary, WMI. On July 2, 2018, the Company notified CPI that we were terminating the Agreement due to CPI’s failure to close on a timely basis.

The complaint alleges that we willfully breached our contractual obligation to provide financial information required to fulfill key conditions for closing under the Agreement. CPI is seeking, among other things, an order of specific performance requiring us to comply with our obligations under the Agreement, monetary damages, and attorneys’ fees and costs.

On July 30, 2018, we filed our answer and asserted counterclaims against CPI. We denied the allegations made by CPI in the complaint and alleged that CPI breached the Agreement and the covenant of good faith and fair dealing. We are seeking a declaration that the Agreement has terminated, along with monetary damages, attorneys’ fees, and costs.

On July 31, 2018, CPI filed a motion for a preliminary injunction against us. The motion argued that our failure to provide financial data and other information necessary to close the transaction contemplated by the Agreement will cause irreparable injury to CPI. CPI is seeking an order directing us to furnish CPI with all previously requested financial, operating, and other data and information relating to WMI.

The Company disputes the validity and applicability of the claims asserted by CPI and believes that we have meritorious defenses to those claims and intends to contest the action vigorously.

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

Item 2. Sales of Unregistered Equity Securities

On July 19, 2018, we issued and sold a total of 322,000 shares of our common stock for gross proceeds of $460,460, or a $1.43 per share, to four accredited investors pursuant to subscription agreements.

For acting as placement agent of the offering, Taglich Brothers, Inc. is entitled to a placement agent fee equal to $27,627.60 (6% of the gross proceeds of the Offering), payable at our option, in cash or shares of Common Stock on the terms sold to the purchasers.

The shares of Common Stock issued to the purchasers were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and were endorsed with the customary Securities Act legend.

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any other unregistered equity securities during the period covered by this Report.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.32	Stock Purchase Agreement dated March 21, 2018 with CPI Aerostructures, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018).

10.33	Form of Subscription Agreement for offering of Subordinated Notes due May 31, 2019 and shares of common stock, together with form of Subordinated Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2018).

10.34	Placement Agency Agreement for offering of Subordinated Notes due May 31, 2019 and shares of common stock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018)

10.35	Subordinated Note due May 31, 2019 payable to Michael Taglich in the principal amount of $1,000,000.

10.36	Subordinated Note due May 31, 2019 payable to Robert Taglich in the principal amount of $100,000.

10.37	Sixteenth Amendment to Loan Facility with PNC Bank, N.A.

10.38	Form of Subscription Agreement for July 2018 offering of sale of shares of common stock.

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2018

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)

