Form 10-Q
period 2018-09-30
AIR INDUSTRIES GROUP
filed 2018-11-19
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

or

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

As of November 16, 2018, there were a total of 27,743,867 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$917,000	$630,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $610,000 and $494,000, respectively	6,713,000	5,464,000
Inventory	30,949,000	31,141,000
Prepaid Expenses and Other Current Assets	190,000	214,000
Prepaid Taxes	49,000	49,000
Assets Held for Sale, net	12,341,000	10,082,000
Total Current Assets	51,159,000	47,580,000

Property and Equipment, Net	8,638,000	10,050,000

Capitalized Engineering Costs - Net of Accumulated Amortization of $5,874,000 and $5,380,000, respectively	2,095,000	2,188,000
Deferred Financing Costs, Net, Deposits and Other Assets	848,000	665,000
Goodwill	272,000	272,000

TOTAL ASSETS	$63,012,000	$60,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$23,575,000	$23,131,000
Notes Payable – Related Party – Current Portion	472,000	262,000
Accounts Payable and Accrued Expenses	10,070,000	10,872,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	865,000	931,000
Liabilities Directly Associated with Assets Held for Sale	3,327,000	2,795,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	38,367,000	38,049,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	3,579,000	1,798,000
Notes Payable – Related Party – Net of Current Portion	2,388,000	1,650,000
Deferred Gain on Sale - Net of Current Portion	266,000	295,000
Deferred Rent	1,173,000	1,197,000
TOTAL LIABILITIES	45,773,000	42,989,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, outstanding: 0 at September 30, 2018 and December 31, 2017.	-	-
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 26,768,914 and 25,219,805 Shares Issued and Outstanding as of September 30, 2018 and December 31, 2017, respectively	26,000	25,000
Additional Paid-In Capital	73,594,000	71,272,000
Accumulated Deficit	(56,381,000)	(53,531,000)
TOTAL STOCKHOLDERS’ EQUITY	17,239,000	17,766,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,012,000	$60,755,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$11,043,000	$13,690,000	$35,200,000	$40,235,000

Cost of Sales	9,683,000	12,133,000	30,249,000	34,704,000

Gross Profit	1,360,000	1,557,000	4,951,000	5,531,000

Operating expenses	(1,975,000)	(2,507,000)	(7,238,000)	(8,419,000)

Loss from Operations	(615,000)	(950,000)	(2,287,000)	(2,888,000)

Interest and Financing Costs	(833,000)	(1,865,000)	(2,471,000)	(3,633,000)
Loss on extinguishment of debt	-	(150,000)	-	(150,000)
Gain on Sale of Subsidiary	-	50,000	-	338,000
Other Income (Expense), Net	88,000	2,000	175,000	(123,000)

Loss before Income Taxes	(1,360,000)	(2,913,000)	(4,583,000)	(6,456,000)

Provision for (Benefit from) Income Taxes	-	29,000	2,000	(170,000)
Loss from Continuing Operations	(1,360,000)	(2,942,000)	(4,585,000)	(6,286,000)
(Loss) gain from Discontinued Operations, net of tax	(1,770,000)	62,000	172,000	280,000
Net Loss	(3,130,000)	(2,880,000)	(4,413,000)	(6,006,000)

Less: Cumulative preferred stock dividends	-	-	-	(913,000)

Net Loss attributable to common stockholders	$(3,130,000)	$(2,880,000)	$(4,413,000)	$(6,919,000)
Net loss per share - Basic
Continuing Operations	$(0.05)	$(0.22)	$(0.17)	$(0.47)
Discontinued Operations	$(0.07)	$-	$0.01	$0.02
Net loss per share – Diluted
Continuing Operations	$(0.05)	$(0.22)	$(0.17)	$(0.47)
Discontinued Operations	$(0.07)	$-	$0.01	$0.02

Weighted average shares outstanding – Basic	26,768,914	13,463,372	26,295,703	13,463,372
Weighted average shares outstanding- Diluted	26,805,672	13,463,372	26,345,919	13,463,372

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,413,000)	$(6,006,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,165,000	2,026,000
Amortization of intangible assets	-	630,000
Amortization of capitalized engineering costs	493,000	278,000
Bad debt expense (recovery)	190,000	(10,000)
Non-cash employee compensation expense	308,000	9,000
Amortization of deferred financing costs	158,000	179,000
Deferred gain on sale of real estate	(29,000)	(29,000)

Gain on sale of subsidiary	-	(338,000)
Loss on assets held for sale	930,000	-
Loss on extinguishment of debt	-	150,000
Amortization of debt discount on convertible notes payable	740,000	1,544,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,167,000)	(1,979,000)
Inventory	(836,000)	609,000
Prepaid expenses and other current assets	89,000	7,000
Prepaid taxes	-	388,000
Deposits and other assets	(1,275,000)	(1,185,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(1,736,000)	(4,335,000)
Deferred rent	4,000	28,000
Deferred revenue	1,513,000	280,000
NET CASH USED IN OPERATING ACTIVITIES	(2,866,000)	(7,754,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(400,000)	(724,000)
Purchase of property and equipment	(629,000)	(607,000)
Proceeds from sale of subsidiary	-	4,260,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,029,000)	2,929,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	3,615,000	(6,316,000)
Payments of note payable – term notes	(1,108,000)	(2,808,000)
Payments of capital lease obligations	(958,000)	(933,000)
Proceeds from notes payable issuances– related party	803,000	2,553,000
Proceeds from notes payable issuances	70,000	4,184,000
Deferred financing costs	(125,000)	(50,000)
Proceeds from the issuance of common stock	1,885,000	7,762,000
Payment of notes payable issuances	-	(463,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,182,000	3,929,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	287,000	(896,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	630,000	1,304,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$917,000	$408,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued) (Unaudited)

	2018	2017

Supplemental cash flow information
Cash paid during the period for interest	$1,053,000	$1,684,000
Cash paid during the period for income taxes	$2,000	$-

Supplemental schedule of non-cash investing and financing activities
Common stock issued for notes payable – related party	$330,000	$1,754,000
Common stock issued for notes payable	30,000	-
Issuance of notes payable-related party	34,000	-
Preferred shares issued for PIK dividends	$-	$913,000
Issuance of Convertible notes payable – related party	$-	$1,885,000
Placement agent warrants issued	$-	$85,000

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; (collectively, “the Company”) Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. (“WMI” or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC (“Air Realty”) The Sterling Engineering Corporation (“Sterling”), and Compac Development Corporation (“Compac”). Miller Stuart and Woodbine were merged into Welding during 2017.

Going Concern

The Company incurred losses from operations of $2,287,000 and $12,758,000 and net losses of $4,413,000 and $22,551,000 for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company also had negative cash flows from operations for the nine months ended September 30, 2018 and for the years ended December 31, 2017 and 2016. In 2016, the Company disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. Since January 1, 2016, the Company has sold in excess of $32,500,000 in debt and equity securities to fund its operations. In January 2017, the Company sold one of its operating subsidiaries, AMK Welding Inc. Furthermore, at December 31, 2017, the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank (the “Loan Facility”). On May 30, 2018 the Company entered into a Sixteenth Amendment of its Loan Facility with PNC Bank which provided for an extension of the Loan Facility to December 31, 2018 and that, among other things, waived the covenant violation at December 31, 2017 and March 31, 2018 and instituted new covenants. The Company was in compliance with these covenants at March 31, 2018, June 30, 2018 and September 30, 2018.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

Pending Sale of Welding Metallurgy Inc.

On March 21, 2018, the Company signed an agreement to sell all of the outstanding shares of WMI including its wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp (“WMI Group”), to CPI Aerostructures, Inc. (“CPI”), pursuant to a Stock Purchase Agreement (“SPA”) for a purchase price of $9,000,000, subject to a customary working capital adjustment. In June 2018, the Company terminated the sale to CPI.

On October 3, 2018, the Company entered into a stipulation with CPI pursuant to which it agreed to deliver to CPI no later than November 16, 2018, audited financial statements of WMI Group. CPI will have three weeks after receipt of the audited financial statements to close the transaction in accordance with the terms of the SPA. The stipulation contemplates that the parties will enter into an amendment to the SPA incorporating the terms of the Stipulation into the SPA. On November 9, 2018, the Court issued an Order directing that the Company and CPI enter into an amendment to the SPA which, among other things, confirms the parties’ obligations with respect to the delivery of the audited financial statements of WMI Group and obligation to close the transaction within 21 days thereafter. As of the date of this report, the audit of WMI Group has not been completed nor have the parties entered into an amendment to the SPA.

The sale is subject to certain conditions, including CPI obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and the Company’s obligation to indemnify CPI against damages arising out of the breach of the Company’s representations and warranties and obligations under the SPA.

Note 2. DISCONTINUED OPERATIONS

As discussed above, in March 2018, the Company entered into an agreement to sell WMI Group. As such, these businesses are reported as discontinued operations for the three and nine months ended September 30, 2018 and 2017. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

At September 30, 2018, the Company has recorded a liability for loss on assets held for sale of $930,000.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the consolidated statement of operations for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$4,951,000	$3,588,000	$11,396,000	$10,280,000
Cost of sales	3,935,000	2,988,000	9,269,000	8,033,000
Gross profit	1,016,000	600,000	2,127,000	2,247,000
Operating expenses:
Selling, general and administrative	(298,000)	(531,000)	(1,033,000)	(1,957,000)
Loss on assets held for sale	(2,493,000)	-	(930,000)	-
Total Operating expenses	(2,791,000)	(531,000)	(1,963,000)	(1,957,000)
Interest income (expense) and financing costs	1,000	(12,000)	1,000	(12,000)
Other Income, net	4,000	5,000	7,000	2,000
Gain (loss)	-	-	-	-
Loss from discontinued operations before income taxes	(1,770,000)	62,000	172,000	280,000
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(1,770,000)	$62,000	$172,000	$280,000

Non-cash operating amounts for discontinued operations for the three and nine month periods ended September 30, 2018 include depreciation of $41,000 and $124,000, respectively. Capital expenditures were $0. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the periods.

Non-cash operating amounts for discontinued operations for the three and nine month periods ended September 30, 2017 include depreciation of $41,000 and $131,000, respectively, and amortization of $49,000 and $159,000, respectively. Capital expenditures were $29,000. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the periods.

See Note 6 for a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets.

Subsequent Events

On April 30, 2018 Eur Pac Corporation (EPC) received a “Notice of Proposed Debarment” from the Department of the Navy – its principal customer. The proposed debarment would prohibit EPC from bidding on and executing on future contracts with the Federal Government. Despite this action, EPC would be entitled to complete existing contracts that had already been awarded. Immediately after receiving this notice, EPC and Air Industries retained counsel to appeal the proposed debarment, and submitted information in opposition to the proposed debarment, and EPC representatives met with the Navy to discuss the matter.

On November 8, 2018 EPC received formal notice from the Department of the Navy that EPC’s opposition to debarment was rejected and that the EPC was debarred from future government contracts until October 29, 2020. Management is considering completing existing contracts that had already been awarded, and management’s plan is to eventually close EPC in the first or second quarter of 2019. Management has determined that the impact of the eventual closing of Eur Pac is immaterial to the September 30, 2018 financial position of the Company. EPC’s net sales for the three and nine months ended September 30, 2018 were $310,000 and $1,554,000, respectively. Also refer to Notes 7 and 8 that discuss subsequent events.

Management has evaluated subsequent events through the date of this filing.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company, through its AIM subsidiary, is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Welding Metallurgy is a specialty welding and products provider whose significant customers include the world’s largest aircraft manufacturers, subcontractors, and original equipment manufacturers. Miller Stuart is a manufacturer of aerospace components whose customers include major aircraft manufacturers and the US Military. Miller Stuart specializes in electromechanical systems, harness and cable assemblies, electronic equipment and printed circuit boards. Woodbine is a manufacturer of aerospace components whose customers include major aircraft component suppliers. Eur-Pac specializes in military packaging and supplies. Eur-Pac’s primary business is “kitting” of supplies for all branches of the United States Defense Department including ordnance parts, hose assemblies, hydraulic, mechanical and electrical assemblies. Compac specializes in the manufacture of RFI/EMI (Radio Frequency Interference Electro-Magnetic Interference) shielded enclosures for electronic components. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

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

If the Company decides not to sell previously classified assets held for sale, the assets are reclassified back to their original asset group in the period that the assets are determined to no longer be held for sale. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell.

As of December 31, 2017 the Company held for sale WMI Group. In June 2018, upon the termination of its agreement to sell the WMI Group to CPI, management of the Company decided not to hold for sale the WMI Group. Upon the change in plan of sale, the Company reclassified the assets held for sale at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell and liabilities held for sale were also reclassified to their liability group. For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2017 were reclassified in the December 31, 2017 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this reclassification, the Company recorded a gain of $1,563,000 during the quarter ended June 30, 2018 that was reversed in the quarter ended September 30, 2018 that resulted in no gain or loss on change in assets held for sale.

As of September 30, 2018 the Company again held for sale WMI Group. On September 30, 2018 the Company recorded a loss on assets held for sale of $930,000 during the nine months ended September 30, 2018. On October 3, 2018, the Company entered into a stipulation with CPI pursuant to which it agreed to deliver to CPI no later than November 16, 2018, audited financial statements of WMI Group. CPI will have three weeks after receipt of the audited financial statements to close the transaction in accordance with the terms of the SPA. The stipulation contemplates that the parties will enter into an Amendment to the SPA incorporating the terms of the Stipulation into the SPA. On November 9, 2018, the Court issued an Order directing that the Company and CPI enter into an Amendment to the SPA which, among other things, confirms the parties’ obligations with respect to the delivery of the audited financial statements of WMI Group and obligation to close the transaction within 21 days thereafter.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first out basis or an estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, approximately 50% of the inventory value at September 30, 2018 has been estimated using a gross profit percentage based on sales of previous periods to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at September 30, 2018 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter. Inventories consist of the following at:

	September 30,	December 31,
	2018	2017
	(unaudited)
Raw Materials	$4,912,000	$5,346,000
Work In Progress	19,787,000	19,947,000
Finished Goods	10,783,000	10,122,000
Inventory Reserve	(4,533,000)	(4,274,000)
Total Inventory	$30,949,000	$31,141,000

Credit and Concentration Risks

There were three customers that represented 67.4% and 72.1% of total net sales for the three months ended September 30, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 2018	September 2017
	(Unaudited)	(Unaudited)
1	27.7	27.5
2	26.4	23.7
3	13.3	*
4	**	20.9

*	Customer was less than 10% of sales at September 30, 2017.
**	Customer was less than 10% of sales at September 30, 2018.

There were three customers that represented 69.1% and 68.8% of total sales for the nine months ended September 30, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 2018	September 2017
	(Unaudited)	(Unaudited)
1	31.8	25.4
2	26.3	22.0
3	11.0	*
4	**	21.4

*	Customer was less than 10% of sales at September 30, 2017.
**	Customer was less than 10% of sales at September 30, 2018.

There were three customers that represented 67.9% and 68.7% of gross accounts receivable at September 30, 2018 and December 31, 2017, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September 2018	December 2017
	(Unaudited)
1	37.8	41.9
2	19.9	14.6
3	10.2	*
4	**	12.2

*	Customer was less than 10% of gross accounts receivable at December 31, 2017.
**	Customer was less than 10% of gross accounts receivable at September 30, 2018.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	26,768,914	13,463,372	26,295,703	13,463,372
Effect of dilutive stock options and warrants	36,758	-	50,216	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	26,805,672	13,463,372	26,345,919	13,463,372

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	-	2,631,000
Stock Options	215,000	516,000
Warrants	1,480,000	1,479,000
	1,695,000	4,626,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Stock Options	695,000	22,000
Warrants	480,000	-
	1,175,000	22,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation amounted to $308,000 and $9,000 for the nine months ended September 30, 2018 and 2017, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $272,000 at September 30, 2018 and December 31, 2017 relates to the acquisitions of NTW $163,000 and ECC $109,000.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at September 30, 2018.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. The Company will adopt the New Revenue Standard effective December 31, 2018, as allowed under the Company’s Emerging Growth Status designation.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on December 31, 2018 (also known as the modified retrospective approach). The Company is still assessing which transition method to adopt. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

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

The Company plans to adopt the New Revenue Standard on December 31, 2018 as allowed under their Emerging Growth Status designation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the financial impact to the consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company’s current lease arrangements expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018. See Note 10, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company’s total expenses as of September 30, 2018.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2018- 17 will have on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.5 years
Machinery and Equipment	11,590,000	11,554,000	5 - 8 years
Capital Lease Machinery and Equipment	6,534,000	6,534,000	5 - 8 years
Tools and Instruments	9,124,000	8,538,000	1.5 - 7 years
Automotive Equipment	172,000	172,000	5 years
Furniture and Fixtures	316,000	311,000	5 - 8 years
Leasehold Improvements	528,000	528,000	Term of Lease
Computers and Software	409,000	406,000	4 - 6 years
Total Property and Equipment	30,623,000	29,993,000
Less: Accumulated Depreciation	(21,985,000)	(19,943,000)
Property and Equipment, net	$8,638,000	$10,050,000

Depreciation expense for the three months ended September 30, 2018 and 2017 was $681,000 and $575,000, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $2,042,000 and $1,938,000, respectively.

Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2018 and 2017. Accumulated depreciation on these assets was approximately $4,576,000 and $3,595,000 as of September 30, 2018 and December 31, 2017, respectively.

Note 5. ASSETS HELD FOR SALE AND LIABILITES DIRECTLY ASSOCIATED

WMI Group

As discussed in Note 1, on March 21, 2018, the Company signed a SPA to sell all of the outstanding shares of WMI Group to CPI for a purchase price of $9,000,000, subject to a working capital adjustment, and a contingent payment of $1,000,000. At September 30, 2018 and December 31, 2017, the Company reclassified its assets held for sale and the liabilities directly associated to these assets. The components of these assets and liabilities are as follows:

Components of Assets Held for Sale and Liabilities Directly Associated

	September 30, 2018	December 31, 2017
Assets Held for Sale
Accounts Receivable, net of allowance for doubtful accounts	$1,945,000	$2,217,000
Inventory, net of reserves	9,093,000	8,065,000
Prepaid and other assets	1,479,000	485,000
Property and equipment, net of accumulated depreciation	754,000	878,000
Impairment of Assets Held for Sale	(930,000)	(1,563,000)

Assets Held for Sale, net	$12,341,000	$10,082,000

Accounts payable and accrued expenses	1,074,000	2,138,000
Deferred Revenue	2,100,000	521,000
Notes Payable & Capital lease obligations	-	11,000
Deferred rent	153,000	125,000

Liabilities directly associated to Assets Held for Sale	$3,327,000	$2,795,000

Additionally, WMI Group’s operations were previously reported in the Company’s Aerostructures & Electronics segment. The amounts below represent WMI Group’s operations that have been excluded from this segment for the three month and nine month periods ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Segment Data
Aerostructures and Electronics
Net Sales	$4,951,000	$3,588,000	$11,396,000	$10,280,000
Gross Profit	1,016,000	600,000	2,127,000	2,247,000
Pre Tax (Loss) Income	(1,770,000)	62,000	172,000	280,000
Assets	12,341,000	16,959,000	12,341,000	16,959,000

Note 6. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)
Revolving credit note payable to PNC Bank N.A. (“PNC”)	$20,070,000	$16,455,000
Term loans, PNC	2,363,000	3,471,000
Capital lease obligations	2,115,000	3,073,000
Related party notes payable, net of debt discount	2,860,000	1,912,000
Convertible notes payable-third parties, net of debt discount	2,606,000	1,930,000
Subtotal	30,014,000	26,841,000
Less: Current portion of notes and capital obligations	(24,047,000)	(23,393,000)
Notes payable and capital lease obligations, net of current portion	$5,967,000	$3,448,000

PNC Bank N.A. (“PNC”)

The Company has a Loan Facility with PNC secured by substantially all of its assets which has been amended many times since 2013.

The Loan Facility was amended on May 30, 2018 (the “Sixteenth Amendment”). The Sixteenth Amendment provides for a $20,000,000 revolving loan and a Term Loan with a balance of $2,363,000 at September 30, 2018.

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

The Sixteenth Amendment waived the Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017, December 31, 2017 and March 31, 2018. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. The Company complied with these new covenants for the three-months ended March 31, 2018, the six-month period ended June 30, 2018 and the nine-month period ended September 30, 2018. In addition, the Company is prohibited from paying dividends to its stockholders and limits capital expenditures. In connection with the Sixteenth Amendment; the Company paid PNC a fee of $125,000 in two installments and reimbursed it for the fees and expenses of its counsel.

On June 19, 2017, the Company entered into the Fifteenth Amendment to the Loan Facility, which waived the failure to comply with the minimum EBITDA covenant for the periods ended December 31, 2016 and March 31, 2017 and the Capital Expenditures covenant for the period ended December 31, 2016. The amendment also requires that the Company maintain at all times a Fixed Charge Coverage Ratio, tested quarterly on a consolidated basis beginning September 30, 2017, as follows: (i) 1.00 to 1.00 for the quarter ending September 30, 2017, tested based upon the prior three (3) months, (ii) 1.05 to 1.00 for the quarter ending December 31, 2017, tested based upon the prior six (6) months and (iii) 1.05 to 1.00 for the quarter ending March 31, 2018, tested based upon the prior nine months and that we maintain EBITDA of not less than $345,000 for the period ending September 30, 2017. The amendment also provided that we were not required to maintain a Fixed Charge Coverage Ratio and that no testing was required to the Fixed Charge Coverage Ratio for the periods ending December 31, 2016 and June 30, 2017 and that the Company is not required to maintain a Fixed Charge Coverage Ratio and that no testing will be required of the Fixed Charge Coverage Ratio for the period ending June 30, 2017. In addition, the Fifteenth Amendment reduced the weekly payments the Company is required to make to reduce our $2,244,071 over-advance under the revolving credit facility as of June 19, 2017 from $100,000 to $25,000 per week during the period commencing May 22, 2017 through and including July 10, 2017. At December 31, 2017, the over-advance had been paid in full. The Company paid $50,000 to PNC in connection with the amendment and reimbursed PNC’s counsel fees.

As of September 30, 2018, the Company’s debt to PNC in the amount of $22,433,000 consisted of the revolving credit loan in the amount of $20,070,000 and the term loan in the amount of $2,363,000. The revolver balance presented was increased to include the Company’s negative general ledger balances of its controlled disbursement cash accounts. As of December 31, 2017, the Company’s debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000.

Each day, the Company’s cash collections are swept directly by the bank to reduce the revolving loans and the Company then borrows according to a borrowing base formula. The Company’s receivables are payable directly into a lockbox controlled by PNC (subject to the terms of the Loan Facility). PNC may use some elements of subjective business judgment in determining whether a material adverse change has occurred in the Company’s condition, results of operations, assets, business, properties or prospects allowing it to demand repayment of the Loan Facility.

As of September 30, 2018 the future minimum principal payments for the term loan is as follows:

For the twelve months ending	Amount
September 30, 2019	$1,477,000
September 30, 2020	886,000

PNC Term Loans payable	2,363,000
Less: Current portion	(2,363,000)
Long-term portion	$-

Interest expense related to these credit facilities amounted to $981,000 and $1,660,000 for the nine months ended September 30, 2018 and 2017, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $2,115,000 and $3,073,000 as of September 30, 2018 and December 31, 2017, respectively, with various interest rates ranging from approximately 4% to 14%.

As of September 30, 2018, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
September 30, 2019	$1,297,000
September 30, 2020	813,000
September 30, 2021	84,000
September 30, 2022	34,000
Thereafter	-
Total future minimum lease payments	2,228,000
Less: imputed interest	(113,000)
Less: current portion	(1,213,000)
Total Long Term Portion	$902,000

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

In November 2017, Michael Taglich and Robert Taglich purchased 144,927 shares and 72,463 shares, respectively, of common stock, together with warrants to purchase an additional 48,000 shares and 24,000 shares, respectively, of common stock, for a purchase price of $200,000 and $100,000, respectively, in a private placement of the Company’s equity securities completed in January 2018 from which the Company received gross proceeds of $2,000,000. Taglich Brothers, Inc., which as placement agent for the sale of the shares and warrants, received a placement agent fee equal to $160,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering. See Note 7 below.

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

In May 2018, the Company issued $1,200,000 of Subordinated Notes due May 31, 2019 (the “2019 Notes”), together with a total of 214,762 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, the Company issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and the Company issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. The Company issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

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

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $2,860,000 and $1,912,000, as of September 30, 2018 and December 31, 2017, respectively.

The gross proceeds of $1,200,000 was completed in the following closings:

Date	Gross Proceeds	Promissory Note	$	Common Stock Price	Shares
3/29/2018	1,000,000	700,000	300,000	1.68	178,571
4/4/2018	100,000	70,000	30,000	1.68	17,857
5/21/2018	100,000	70,000	30,000	1.64	18,334

Total	1,200,000	840,000	360,000		214,762

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

During the nine months ended September 30, 2018, we issued $297,000 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of September 30, 2018, we had outstanding $4,775,000 principal amount of 8% Notes, of which $2,575,000 principal amount is due on November 30, 2018 and $2,200,000 principal amount is due on February 28, 2019.

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

Amendments to 8% Notes

In September 2018, holders of a majority of the outstanding principal amount of the 8% Notes consented to an amendment to the terms of the 8% Notes to extend the maturity date to December 31, 2020 and to provide that interest on the 8% Notes, as amended (the “Amended Notes”), shall accrue and be paid on the due date of the Amended Notes or, if earlier, upon conversion of the Amended Notes into shares of common stock. From and after September 30, 2018, interest on the unpaid principal amount of the Amended Notes shall accrue and be paid at the rate of six (6%) percent per annum, if paid in cash, or at the rate of eight (8%) percent per annum if converted into common stock.

At September 30, 2018, Michael Taglich, Robert Taglich and Taglich Brothers (collectively, the “Taglich Parties”) owned $1,300,000, $650,000 and $382,000, respectively, principal amount of 8% Notes, with accrued interest thereon from the date of issuance through September 30, 2018 of $203,613, $120,097 and $68,294, respectively. In consideration for waiving all defaults in payment of principal and accrued interest on the 8% Notes through the date of the amendment, the conversion price of the Amended Notes owned by the Taglich Parties and the other holders of the Amended Notes has been reduced to $1.50 per share, subject to the anti-dilution adjustments set forth in the Amended Notes and the 8% Notes, and the Company issued to the Taglich Parties and the other holders of the 8% Notes such number of shares of common stock calculated based upon a value of $1.39 per share, the closing market price of common stock on the NYSE American on September 28, 2018, the date immediately prior to the date the holders of a majority of the outstanding principal amount of the 8% Notes approved the amendment as is equal to the interest accrued on their 8% Notes from the date of issuance through September 30, 2018. As a result, the Company issued to Michael Taglich, Robert Taglich and Taglich Brothers 146,484 shares, 86,401 shares and 49,132 shares, respectively, of common Stock.

For soliciting noteholders in connection with the adoption of the amendments, the Company agreed to pay Taglich Brothers $95,550, representing a fee equal to 2% of the outstanding principal amount of Notes whose registered holders (other than Taglich Brothers) received shares of common stock in lieu of cash payment of accrued interest on the 8% Notes as of September 30, 2018.

Note 7. STOCKHOLDERS’ EQUITY

Common Stock -- Sale of Unregistered Equity Securities

On November 29, 2017, the Company entered into a Placement Agency Agreement with Taglich Brothers, Inc. as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of common stock (the “Warrants”) for each $100,000 of shares purchased, in a private placement exempt from the registration requirements of the Securities Act.

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

In connection with the Offering, Taglich Brothers, Inc., a related party, which acted as placement agent for the sale of the Shares and Warrants, is entitled to a placement agent fee equal to $104,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants. Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc. The placement agent fee was $85,200 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

The Offering commenced November 29, 2017 and was completed in four closings for gross proceeds of $2,000,000 as follows:

		Shares		Warrants
Date	Total Investment	# of shares	Price	# of warrants	Ex Price
11/29/2017	$300,000	217,390	$1.38	72,000	$1.50
12/5/2017	400,000	320,000	$1.25	96,000	$1.50
12/29/2017	235,000	188,000	$1.25	56,400	$1.50
Subtotal - 2017	935,000	725,390		224,400
1/9/2018	1,065,000	852,000	$1.25	255,600	$1.50
Total Offering	$2,000,000	1,577,390		480,000

During the nine months ended September 30, 2018, the Company issued 123,456 shares of common stock in lieu of cash payment for various services provided to the Company.

On July 19, 2018, the Company issued and sold a total of 322,000 shares of common stock for gross proceeds of $460,460, or a $1.43 per share, to four accredited investors pursuant to subscription agreements.

For acting as placement agent of the offering, Taglich Brothers, Inc. is entitled to a placement agent fee equal to $27,627 (6% of the gross proceeds of the offering), payable at the Company’s option, in cash or shares of Common Stock on the terms sold to the purchasers.

On October 1, 2018, the Company sold 800,000 shares of common stock and warrants to purchase 280,000 additional shares of common stock for gross proceeds of $1,000,000 to an accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act (“Regulation D”), in a private offering exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The Company agreed to pay Taglich Brothers $70,000 (7% of the gross proceeds of the offering) for acting as placement agent for the offering.

Note 8. COMMITMENTS AND CONTINGENCIES

Contingencies

On July 5, 2018, CPI filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company relating to the previously announced SPA dated as of March 21, 2018 between the Company and CPI, pursuant to which the Company agreed to sell to CPI all of the shares of capital stock of WMI Group. On July 2, 2018, the Company notified CPI that it was terminating the SPA due to CPI’s failure to close on a timely basis.

The complaint alleges that the Company willfully breached its contractual obligation to provide financial information required to fulfill key conditions for closing under the SPA. CPI is seeking, among other things, an order of specific performance requiring the Company to comply with its obligations under the SPA, monetary damages, and attorneys’ fees and costs.

On July 30, 2018, the Company filed its answer and asserted counterclaims against CPI. The Company denied the allegations made by CPI in the complaint and alleged that CPI breached the Agreement and the covenant of good faith and fair dealing. The Company is seeking a declaration that the SPA has terminated, along with monetary damages, attorneys’ fees, and costs.

On July 31, 2018, CPI filed a motion for a preliminary injunction against the Company. The motion argued that the Company’s failure to provide financial data and other information necessary to close the transaction contemplated by the SPA will cause irreparable injury to CPI. CPI is seeking an order directing the Company to furnish CPI with all previously requested financial, operating, and other data and information relating to WMI Group.

The Company disputes the validity and applicability of the claims asserted by CPI and believes that it has meritorious defenses to those claims and intends to contest the action vigorously.

On October 3, 2018, the Company entered into a stipulation with CPI pursuant to which it agreed to deliver to CPI no later than November 16, 2018, audited financial statements of WMI Group. The audit of WMI Group was not completed as of that date, and is still in process as of the date of the Company’s third quarter 2018 Form 10-Q. CPI will have three weeks after receipt of the audited financial statements to close the transaction in accordance with the terms of the SPA. The stipulation contemplates that the parties will enter into an Amendment to the SPA incorporating the terms of the Stipulation into the SPA. On November 9, 2018, the Court issued an Order directing that the Company and CPI enter into an Amendment to the SPA which, among other things, confirms the parties’ obligations with respect to the delivery of the audited financial statements of WMI Group and obligation to close the transaction within 21 days thereafter.

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

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property occupied by WMI at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages and an order directing that the Company make all of the space referenced in the Sublease available to Contract Pharmacal. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes that it has meritorious defenses to those claims and intends to contest the action vigorously.

On October 15, 2018, a class action complaint was filed in the United States District Court for the Eastern District of New York (Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming the Company and certain of its directors and a former director. The Complaint alleges that the proxy statement for the Company’s 2017 Annual Meeting of Stockholders contained false and misleading misstatements relating to whether brokers had discretionary authority to vote the shares of their customers in connection with the proposal to increase the number of shares the Company is authorized to issue. In the Complaint the plaintiff seeks to void the amendment and rescind any shares issued using the shares authorized by the amendment. The Company has contacted its insurers and is in the early stages of determining the merits of the claim and available defenses. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

Note 9. INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate rate from 35% to 21%, effective January 1, 2018.

SAB No. 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of September 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period.

The Company recorded no Federal income tax benefit for the nine months ended September 30, 2018. A tax benefit of approximately $1,075,000 would have been recorded for the nine months ended September 30, 2018, had there not been a full valuation allowance recorded against incremental deferred tax assets created during the period. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, their ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of September 30, 2018 and December 31, 2017, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for (benefit from) income taxes as of September 30, is set forth below:

	2018	2017
	(unaudited)	(unaudited)
Current
Federal	$-	$-
State	2,000	8,000
Prior year over accrual
Federal	-	(178,000)
State	-	-

Total current expense (benefit)	2,000	(170,000)
Deferred Tax Benefit	-	-
Valuation Allowance	-	-
Net Provision for (Benefit from) Income Taxes	$2,000	$(170,000)

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

The Company currently divides its operations into three operating segments: Complex Machining, which consists of AIM and NTW; Aerostructures and Electronics which consists of WMI (including WPI, MSI and Compac), Eur-Pac, and ECC; and Turbine Engine Components which consists of Sterling and AMK, for the period January 1, 2017 until it was disposed of on January 27, 2017. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

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

Given the pending sale of WMI Group, in the future, the Company may change its reportable operating segments.

Financial information about the Company’s operating segments for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,690,000	$10,198,000	$30,022,000	$30,562,000
Gross Profit	1,433,000	1,450,000	4,925,000	5,289,000
Pre Tax Income (Loss)	530,000	(90,000)	1,303,000	(383,000)
Assets	43,418,000	44,362,000	43,418,000	44,362,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	310,000	1,843,000	1,585,000	4,204,000
Gross (Loss) Profit	(6,000)	174,000	86,000	488,000
Pre Tax Income Loss	(125,000)	(602,000)	(652,000)	(1,750,000)
Assets	1,320,000	2,763,000	1,320,000	2,763,000

TURBINE ENGINE COMPONENTS
Net Sales	1,043,000	1,649,000	3,593,000	5,469,000
Gross Loss	(67,000)	(67,000)	(60,000)	(246,000)
Pre Tax Loss	(246,000)	(613,000)	(817,000)	(2,110,000)
Assets	5,661,000	11,220,000	5,661,000	11,220,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Loss	(1,519,000)	(1,608,000)	(4,417,000)	(2,213,000)
Assets	272,000	961,000	272,000	961,000

CONSOLIDATED
Net Sales	11,043,000	13,690,000	35,200,000	40,235,000
Gross Profit	1,360,000	1,557,000	4,951,000	5,531,000
Pre Tax Loss	(1,360,000)	(2,913,000)	(4,583,000)	(6,456,000)
Provision for (Benefit from) Income Taxes	-	29,000	2,000	(170,000)
(Loss) Income from Discontinued Operations	(1,770,000)	62,000	172,000	280,000
Net Loss	(3,130,000)	(2,880,000)	(4,413,000)	(6,006,000)
Assets Held for Sale	12,341,000	16,959,000	12,341,000	16,959,000
Assets	$63,012,000	$76,265,000	$63,012,000	$76,265,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial and industrial sector is increasing. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky’s UH-60 Blackhawk and CH-47 Chinook helicopters, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing’s 777 and Airbus’ 380 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground-power turbine applications.

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

Since January 1, 2018, we have received gross proceeds of $3,725,460 from the issuance and sale of our debt and equity securities in the following private placements:

a)	In January 2018, we issued and sold 852,000 shares of common stock and warrants to purchase an additional 255,600 shares of common stock, for gross proceeds of $1,065,000;

b)	In May 2018, we issued and sold $1,200,000 of Subordinated Notes due May 31, 2019, together with a total of 214,762 shares of Common Stock for gross proceeds of $1,200,000; and

c)	In July 2018, we issued and sold 322,000 shares of common stock for gross proceeds of $460,460.

d)	In October 2018, we issued and sold 800,000 shares of common stock and warrants to purchase 280,000 additional shares of common stock for gross proceeds of $1,000,000.

In addition to repositioning our business to obtain profitability and positive cash flow, we remain resolute on meeting customers’ needs and continue to align production schedules to meet the needs of customers in our Complex Machining and Turbine Engine segments. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion and take on additional commitments. We are pleased with our progress and the positive responses received from our customers. As we focused on and devoted our finances to our customers in our Complex Machining and Turbine Engine segments, we inadvertently failed to timely perform under various contracts undertaken by our Eur-Pac subsidiary. On November 8, 2018 EPC received formal notice from the Department of the Navy that EPC’s opposition to debarment was rejected and that the EPC was debarred from future government contracts until October 29, 2020. Management is considering completing existing contracts that had already been awarded, and management’s plan is to eventually close EPC in the first or second quarter of 2019.

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

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

In March 2018, we announced our intention to divest WMI and related operations. These operations are part of our Aerostructures & Electronics operating segment. Once the sale is completed, our Company will be more focused on complex, machined products for aircraft landing gear and jet turbine applications. Although WMI and the related operations have been classified as a discontinued operation, we will continue to operate these businesses until the sale is closed which is anticipated to occur in December 2018. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$11,043,000	$13,690,000	$35,200,000	$40,235,000
Cost of sales	9,683,000	12,133,000	30,249,000	34,704,000
Gross profit	1,360,000	1,557,000	4,951,000	5,531,000
Operating expenses and interest costs	2,808,000	4,372,000	9,709,000	12,052,000
Other income (expense), net	88,000	2,000	175,000	(123,000)
Loss on extinguishment of debt	-	(150,000)	-	(150,000)
Gain on sale of subsidiary	-	50,000	-	338,000
Provision for (benefit from) income taxes	-	29,000	2,000	(170,000)
Net loss from continuing operations	$(1,360,000)	$(2,942,000)	$(4,585,000)	$(6,286,000)

Balance Sheet Data:

	September 30, 2018	December 31, 2017
	(unaudited)
Cash and cash equivalents	$917,000	$630,000
Working capital	12,792,000	9,531,000
Total assets	63,012,000	60,755,000
Total stockholders’ equity	$17,239,000	$17,766,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$9,690,000	$10,198,000	$30,022,000	$30,562,000
Gross Profit	1,433,000	1,450,000	4,925,000	5,289,000
Pre Tax Income (Loss)	530,000	(90,000)	1,303,000	(383,000)
Assets	43,418,000	44,362,000	43,418,000	44,362,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	310,000	1,843,000	1,585,000	4,204,000
Gross (Loss) Profit	(6,000)	174,000	86,000	488,000
Pre Tax Income Loss	(125,000)	(602,000)	(652,000)	(1,750,000)
Assets	1,320,000	2,763,000	1,320,000	2,763,000

TURBINE ENGINE COMPONENTS
Net Sales	1,043,000	1,649,000	3,593,000	5,469,000
Gross Loss	(67,000)	(67,000)	(60,000)	(246,000)
Pre Tax Loss	(246,000)	(613,000)	(817,000)	(2,110,000)
Assets	5,661,000	11,220,000	5,661,000	11,220,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Loss	(1,519,000)	(1,608,000)	(4,417,000)	(2,213,000)
Assets	272,000	961,000	272,000	961,000

CONSOLIDATED
Net Sales	11,043,000	13,690,000	35,200,000	40,235,000
Gross Profit	1,360,000	1,557,000	4,951,000	5,531,000
Pre Tax Loss	(1,360,000)	(2,913,000)	(4,583,000)	(6,456,000)
Provision for (Benefit from) Income Taxes	-	29,000	2,000	(170,000)
(Loss) Income from Discontinued Operations	(1,770,000)	62,000	172,000	280,000
Net Loss	(3,130,000)	(2,880,000)	(4,413,000)	(6,006,000)
Assets Held for Sale	12,341,000	16,959,000	12,341,000	16,959,000
Assets	$63,012,000	$76,265,000	$63,012,000	$76,265,000

Results of Operations for the three months ended September 30, 2018

Net Sales:

Consolidated net sales for the three months ended September 30, 2018 were $11,043,000, a decrease of $2,647,000, or 19.3%, compared with $13,690,000 for the three months ended September 30, 2017. Net sales of our Complex Machining segment were $9,690,000, a decrease of $508,000, or 5.0%, from $10,198,000 in the prior year. Net sales of our Aerostructures & Electronics segment were $310,000, a decrease of $1,533,000, or 83.2%, from $1,843,000 in the prior year. Net sales in our Turbine Engine Components segment were $1,043,000, a decrease of $606,000, or 36.7% compared with $1,649,000 for the three months ended September 30, 2017. This decrease at Complex Machining resulted from production disruptions from the ongoing consolidation of NTW and AIM. The decrease at Aerostructures and Electronics resulted from a decline at EPC. The decrease in net sales at Turbine Engine Components resulted from a lack of new bookings. As a result, the General Manager at Sterling Engineering was replaced in February 2018.

As indicated in the table below, three customers represented 67.4% and 72.1% of total sales for the three months ended September 30, 2018 and September 30, 2017, respectively.

Customer	Percentage of Sales
	2018	2017
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	27.7%	27.5%
Sikorsky Aircraft	26.4%	23.7%
Rohr	13.3%	*
United States Department of Defense	**	20.9%

*	Customer was less than 10% of sales at September 30, 2017.
**	Customer was less than 10% of sales at September 30, 2018.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2018 was $1,360,000, a decrease of $197,000, or 12.7%, as compared to gross profit of $1,557,000 for the three months ended September 30, 2017. Consolidated gross profit as a percentage of sales was 12.3% and 11.4% for the three months ended September 30, 2018 and 2017, respectively. Our gross profit percentage during the three months ended September 30, 2018, was most notably impacted by lower gross margins in our Complex Machine segments due to a different product mix. We believe in future periods, we can improve our gross margins as compared to our most recent period.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2018 were $833,000, a decrease of $1,032,000 or 55.3% compared to $1,865,000 for the three months ended September 30, 2017.

Operating Expense

Consolidated operating expenses for the three months ended September 30, 2018 totaled $1,975,000, a decrease of $532,000 or 21.2% compared to $2,507,000 for the three months ended September 30, 2017. The decrease in operating expenses is primarily due to reduced salary, professional and amortization expenses.

Net Loss

Net loss for the three months ended September 30, 2018 was $3,130,000, an increase of $250,000 compared to a net loss of $2,880,000 for the three months ended September 30, 2017. The increase is due to the loss from discontinued operations.

Results of Operations for the nine months ended September 30, 2018

Net Sales:

Consolidated net sales for the nine months ended September 30, 2018 were $35,200,000, a decrease of $5,035,000, or 12.5%, compared with $40,235,000 for the nine months ended September 30, 2017. Net sales of our Complex Machining segment were $30,022,000, a decrease of $540,000, or 1.8%, from $30,562,000 in the prior year. Net sales of our Aerostructures & Electronics segment were $1,585,000, a decrease of $2,619,000, or 62.3%, from $4,204,000 in the prior year. The decrease resulted from reduced sales at Eur-Pac. In 2017 Eur-Pac delivered the preponderance of a single $3,000,000 order. Net sales in our Turbine Engine Components segment were $3,593,000, a decrease of $1,876,000, compared with $5,469,000 for the nine months ended September 30, 2017. The decrease was partially due to the sale of AMK in January 2017, which had sales of $417,000 in 2017. The balance of the decrease resulted from a lack of new billings at Sterling Engineering.

As indicated in the table below, three customers represented 69.1% and 68.8% of total sales for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Customer	Percentage of Sales
	2018	2017
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	31.8%	25.4%
Sikorsky Aircraft	26.3%	22.0%
Rohr	11.0%	*
United States Department of Defense	**	21.4%

*	Customer was less than 10% of sales at September 30, 2017.
**	Customer was less than 10% of sales at September 30, 2018.

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2018 was $4,951,000, a decrease of $580,000, or 10.5%, as compared to gross profit of $5,531,000 for the nine months ended September 30, 2017. Consolidated gross profit as a percentage of sales was 14.1% and 13.7% for the nine months ended September 30, 2018 and 2017, respectively. Our gross profit percentage during the nine months ended was most notably impacted by lower gross margins in our Complex Machine segment due to different product mix. We believe in future periods, we can improve our gross margins as compared to our most recent period.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2018 were $2,471,000 a decrease of $1,162,000 or 32.0% compared to $3,633,000 for the nine months ended September 30, 2017.

Operating Expense

Consolidated operating expenses for the nine months ended September 30, 2018 totaled $7,238,000 and decreased by $1,181,000 or 14.0% compared to $8,419,000 for the nine months ended September 30, 2017. The decrease in operating expenses is primarily due to reduced salary, professional and amortization expenses.

Net Loss

Net loss for the nine months ended September 30, 2018 was $4,413,000, compared to a net loss of $6,006,000 for the nine months ended September 30, 2017. The improvement is primarily due to lower interest expense and operating expenses.

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

The Loan Facility was amended on May 30, 2018 (the “Sixteenth Amendment”). The Sixteenth Amendment provides for a $20,000,000 revolving loan and a Term Loan with a balance at September 30, 2018 of $2,363,000.

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

The Sixteenth Amendment waived the Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017 and December 31, 2017. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. The Company complied with these covenants for the three-months ended March 31, 2018, the six-month period ending June 30, 2018 and the nine-month period ending September 30, 2018. In addition, the Company is prohibited from paying dividends to its stockholders and limits capital expenditures. In connection with the Sixteenth Amendment, the Company paid PNC a fee of $125,000 in two instalments and reimbursed it for the fees and expenses of its counsel.

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

As of September 30, 2018, our debt to PNC in the amount of $22,433,000 consisted of the revolving credit loan in the amount of $20,070,000 and the term loan in the amount of $2,363,000. As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000. In addition, as of September 30, 2018 we had capitalized lease obligations to third parties of $2,115,000, as compared to capitalized lease obligations to third parties of $3,073,000 as of December 31, 2017.

Significant Transactions Since January 1, 2018 Which Have Impacted Our Liquidity

On March 21, 2018, we signed an agreement to sell all of the outstanding shares of WMI, including our wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp, to CPI Aerostructures, Inc., pursuant to a Stock Purchase Agreement (SPA) for a purchase price of $9,000,000, subject to a customary working capital adjustment. In June 2018, we terminated our previously announced sale of WMI and our wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp (“WMI Group”) to CPI Aerostructures Inc (“CPI”).

On October 3, 2018, we entered into a stipulation with CPI pursuant to which we agreed to deliver to CPI no later than November 16, 2018, audited financial statements of WMI Group. CPI will have three weeks after receipt of the audited financial statements to close the transaction in accordance with the terms of the Stock Purchase Agreement. The stipulation contemplates that the parties will enter into an amendment to the Stock Purchase Agreement incorporating the terms of the Stipulation into the Agreement. On November 9, 2018, the Court issued an Order directing that we and CPI enter into an amendment to the Agreement which, among other things, confirms the parties’ obligations with respect to the delivery of the audited financial statements of WMI and obligation to close the transaction within 21 days thereafter.

The sale is subject to certain conditions, including CPI obtaining financing for the amount of the purchase price, and requires an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. It is anticipated that the sale will occur in December 2018, in accordance with the Stipulation.

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

During the nine months ended September 30, 2018, we issued $297,000 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of September 30, 2018, we had outstanding $4,775,000 principal amount of 8% Notes, of which $2,575,000 principal amount is due on November 30, 2018 and $2,200,000 principal amount is due on February 28, 2019.

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

Amendments to 8% Notes

In September 2018, we solicited consents from the holders of our outstanding 8% Notes to amend the 8% Notes to, among other things, postpone the due date thereof to December 31, 2020, decrease the interest payable thereon from 8% to 6%, if paid in cash, or at the rate of eight (8%) percent per annum if converted into common stock, decrease the conversion price to $1.50 per share and pay the interest accrued thereon through September 30, 2018, in shares of common stock valued at the market price thereof (the “6% Notes”).

As a result of the amendments, we have outstanding $5,157,000 principal amount of 6% Notes. We have issued to holders of the 6% Notes 663,286 shares of common stock valued at $1.39 per share, the closing market price of a share of common stock on the NYSE American on September 28, 2018, the trading date immediately preceding the receipt of consents from holders of a majority of the outstanding principal amount of the 8% Notes, in lieu of cash payment of accrued interest of $921,968 on the 8% Notes through and including September 30, 2018.

We will pay Taglich Brothers a solicitation fee equal to two percent (2%) of the principal amount of the 8% Notes of registered holders (other than Taglich Brothers) whose accrued interest through September 30, 2018 is paid for in shares of common stock, which fee is payable, at our option, in cash or 6% Notes in the principal amount equal to the solicitation fee due Taglich Brothers.

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

In May 2018, we issued $1,200,000 of Subordinated Notes due May 31, 2019 (the “2019 Notes”), together with a total of 214,762 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, we issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and we issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. We issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

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

Related party notes payable, net of debt discount to Michael and Robert Taglich, and their affiliated entities, totaled $2,860,000 and $1,912,000, as of September 30, 2018 and December 31, 2017, respectively.

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

On October 1, 2018, we sold 800,000 shares of common stock and warrants to purchase 280,000 additional shares of common stock for gross proceeds of $1,000,000 to RBI Private Investment III, LLC, an accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act (“Regulation D”), in a private offering exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. We agreed to pay Taglich Brothers $70,000 (7% of the gross proceeds of the offering) for acting as placement agent for the offering.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(2,866,000)	(7,754,000)
Investing activities	(1,029,000)	2,929,000
Financing activities	4,182,000	3,929,000
Net increase (decrease) in cash and cash equivalents	$287,000	(896,000)

Cash Used in Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2018, net cash was impacted by a net loss of $4,413,000, offset by $4,955,000 of non-cash items consisting of a loss on assets held for sale $930,000, depreciation of property and equipment of $2,165,000, amortization of convertible notes payable of $740,000, amortization of capitalized engineering costs of $493,000, compensation expense of $308,000 and other non-cash items totaling $319,000.

Operating assets and liabilities further used cash in the net amount of $3,408,000 consisting primarily of the net increases in accounts receivable, inventory and deposits and other assets in the amounts of $1,167,000, $836,000 and $1,275,000, respectively, offset by decreases in prepaid expenses and other current assets of $89,000 and a decrease in accounts payable in the amount of $1,736,000 partially offset by increases in deferred revenue of $1,513,000 and deferred rent in the amount $4,000.

Cash Used in Investing Activities

For the nine months ended September 30, 2018, cash used in investing activities was $1,029,000. This was comprised of $629,000 for the purchase of property and equipment and $400,000 for capitalized engineering costs.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of capital lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the nine months ended September 30, 2018, cash provided by financing activities was $4,182,000. This was comprised of proceeds from the issuance of common stock of $1,885,000, note payable related party of $803,000, note payable from third party of $70,000 and by proceeds from our revolving loans in the amount of $3,615,000, partially offset by repayments of $1,108,000 on our term loan, $958,000 on our capital lease obligations, and $125,000 on our deferred financing costs.

Going Concern

The Company incurred losses from operations of $2,287,000 and $12,758,000 and net losses of $4,413,000 and $22,551,000 for the nine months ended September 30, 2018 and for the year ended December 31, 2017. The Company also had negative cash flows from operations for the nine months ended September 30, 2018 and the years ended December 31, 2017. In 2016, the Company disposed of the real estate on which an operating subsidiary was located through a sale leaseback transaction. Since January 1, 2016, the Company has sold in excess of $32,500,000 in debt and equity securities to fund its operations. In January 2017, the Company sold one of its operating subsidiaries, AMK Welding Inc. On March 21, 2018, the Company entered into a Stock Purchase Agreement to sell a majority of its Aerostructures & Electronics segment. Furthermore, at December 31, 2017 the Company was not in compliance with financial covenants under its Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank. On May 30, 2018 the Company entered into the Sixteenth Amendment of it Loan Agreement with PNC Bank which provided for an extension of the Loan Facility to December 31, 2018, and that, among other things, waived the Covenant violation at December 31, 2017 and March 31, 2018 and instituted new Covenants. The Company is in compliance with these covenants at March 31, 2018, June 30, 2018 and September 30, 2018.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

As of December 31, 2017 the Company held for sale WMI Group. In June 2018, upon the termination of its agreement to sell the WMI Group to CPI Aerostructures, Inc., management of the Company decided not to hold for sale the WMI Group. Upon the change in plan of sale, the Company reclassified the assets held for sale at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date the Company decided not to sell and liabilities held for sale were also reclassified to their liability group. For presentation purposes, the assets and liabilities previously held for sale as of December 31, 2017 were reclassified in the December 31, 2017 balance sheet in the accompanying financial statements back to their original asset and liability groups at their previous carrying values. In connection with this reclassification, the Company recorded a gain of $1,563,000 during the quarter ended June 30, 2018 that was reversed in the quarter ended September 30, 2018 that resulted in no gain or loss on change in assets held for sale.

On October 3, 2018, the Company entered into a stipulation with CPI pursuant to which it agreed to deliver to CPI no later than November 16, 2018, audited financial statements of WMI. CPI will have three weeks after receipt of the audited financial statements to close the transaction in accordance with the terms of the Stock Purchase Agreement. The stipulation contemplates that the parties will enter into an amendment to the Stock Purchase Agreement incorporating the terms of the Stipulation into the Agreement. On November 9, 2018, the Court issued an Order directing that the Company and CPI enter into an amendment to the Agreement which, among other things, confirms the parties’ obligations with respect to the delivery of the audited financial statements of WMI and obligation to close the transaction within 21 days thereafter. As of the date of this report, the audit of WMI Group has not been completed nor have the parties entered into an amendment to the Agreement.

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

For annual reporting, we value inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value.

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

We perform impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a three-step approach. Step “zero” is a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Step “one” compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value. Step “two” is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition guidance, including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, it requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. We will adopt the New Revenue Standard effective December 31, 2018, as allowed under our Emerging Growth Status designation.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on December 31, 2018 (also known as the modified retrospective approach). We are still assessing which transition method to adopt. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

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

The Company plans to adopt the New Revenue Standard on December 31, 2018 as allowed under their Emerging Growth Status designation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. We are gathering the lease agreement data and has begun to analyze the financial impact to the consolidated financial statements.

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on our consolidated financial statements as of and for the three and nine months ended September 30, 2018. See Note 10, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for our fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on our consolidated financial statements, as non-employee stock compensation is nominal relative to our total expenses as of September 30, 2018.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2018- 17 will have on the Company’s condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”) designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On July 5, 2018, CPI Aerostructures, Inc. (the “CPI”) filed a complaint in the Supreme Court of the State of New York, County of New York, against us relating to the previously announced Stock Purchase Agreement dated as of March 21, 2018 (the “Agreement”) with CPI, pursuant to which we agreed to sell to CPI all of the shares of capital stock of WMI and its wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp (“WMI Group”). On July 2, 2018, we notified CPI that we were terminating the Agreement due to CPI’s failure to close on a timely basis.

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

On July 31, 2018, CPI filed a motion for a preliminary injunction against us. The motion argued that our failure to provide financial data and other information necessary to close the transaction contemplated by the Agreement will cause irreparable injury to CPI. CPI is seeking an order directing us to furnish CPI with all previously requested financial, operating, and other data and information relating to WMI Group.

On October 3, 2018, we entered into a stipulation with CPI pursuant to which it agreed to deliver to CPI no later than November 16, 2018, audited financial statements of WMI Group. CPI will have three weeks after receipt of the audited financial statements to close the transaction in accordance with the terms of the Stock Purchase Agreement. The stipulation contemplates that the parties will enter into an amendment to the Stock Purchase Agreement incorporating the terms of the Stipulation into the Agreement. On November 9, 2018, the Court issued an Order directing that we and CPI enter into an amendment to the Agreement which, among other things, confirms the parties’ obligations with respect to the delivery of the audited financial statements of WMI Group and obligation to close the transaction within 21 days thereafter. As of the date of this report, the audit of WMI Group has not been completed nor have the parties entered into an amendment to the Agreement.

We disputed the validity and applicability of the claims asserted by CPI and believe that we have meritorious defenses to those claims and intends to contest the action vigorously.

A number of actions have been commenced against us by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under an alleged commercial lease through the end of its term, plus attorney’s fees. We believes that we have a meritorious defense, and there was no lease on the property and that our subsidiary Compac Development Corp was a hold-over tenant occupying the space on month-to-month tenancy. The litigation remains in the early discovery stage.

An employee of our company commenced an action against, among others, Rechler Equity B-2, LLC and Air Industries Group, in the Supreme Court State of New York, Suffolk County, seeking compensation in an undetermined amount for injuries suffered while leaving the premises occupied by Welding Metallurgy, Inc. Rechler Equity B-2, LLC, has served a Third Party Complaint in this action against Air Industries Group, Inc. and Welding Metallurgy, Inc. The action remains in the early pleading stage. We believes we are not liable to the employee and any amount we might have to pay would be covered by insurance.

An employee of our company commenced an action against, among others, Sterling Engineering and Air Industries Group, in Connecticut Commission on Human Rights and Opportunities, seeking lost wages in an undetermined amount for the employee’s termination. The action remains in the early pleading stage. We believe we are not liable to the employee and any amount we might have to pay would be covered by insurance.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property occupied by WMI at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages and an order directing that we make all of the space referenced in the Sublease available to Contract Pharmacal. We dispute the validity of the claims asserted by Contract Pharmacal and believe we have has meritorious defenses to those claims and intend to contest the action vigorously.

On October 15, 2018, a class action complaint was filed in the United States District Court for the Eastern District of New York (Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming the Company and certain of its directors and a former director. The Complaint alleges that the proxy statement for our 2017 Annual Meeting contained false and misleading misstatements relating to whether brokers had discretionary authority to vote the shares of their customers in connection with the proposal to increase the number of shares we are authorized to issue. In the Complaint the plaintiff seeks to void the amendment and rescind any shares issued using the shares authorized by the amendment. We believes we have a meritorious defense to the claim and intend to contest it vigorously. The Company has contacted its insurers and is in the early stages of determining the merits of the claim and available defenses. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

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

For acting as placement agent of the offering, Taglich Brothers, Inc. is entitled to a placement agent fee equal to $27,628 (6% of the gross proceeds of the Offering), payable at our option, in cash or shares of Common Stock on the terms sold to the purchasers.

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

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

4.1	Warrant issued to RBI Private Investment III, LLC (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018.

10.39	Placement Agency Agreement with Taglich Brothers, Inc. dated September 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.40	Subscription Agreement with RBI Private Investment III, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.41	Form of 6% Subordinated Convertible Note Due December 31, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2018

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)