Form 10-K
period 2018-12-31
AIR INDUSTRIES GROUP
filed 2019-04-01
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission File No. 001-35927

AIR INDUSTRIES GROUP

(Name of small business issuer in its charter)

Nevada	80-0948413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 Fifth Avenue, Bay Shore, New York 11706
(Address of Principal Executive Offices

(631) 968-5000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Non-Accelerated Filer  ☐   Accelerated Filer  ☐  Smaller Reporting Company ☒ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

As of June 30, 2018, the aggregate market value of our common stock held by non-affiliates was $30,045,613, based on 16,692,007 shares of outstanding common stock held by non-affiliates, and a price of $1.80 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were a total of 28,655,572 shares of the registrant’s common stock outstanding as of March 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2018

i

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

ii

PART I

ITEM 1.  BUSINESS

Introduction

As used in this report, unless otherwise stated or the context requires otherwise, the “Company” and terms such as “we,” “us” “our,” and “AIRI” refer to Air Industries Group, a Nevada corporation, and its directly and indirectly wholly-owned subsidiaries.

We are an aerospace and defense company. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, components for jet engines and other components. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky’s UH-60 Black Hawk, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2 Hawkeye, Boeing’s 777, Airbus’ 380 commercial airliners, the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine sector makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

We became a public company in 2005 when our net sales were approximately $30 million.  Air Industries Machining, Corp. (“AIM”), our principal subsidiary, has manufactured components and subassemblies for the defense and commercial aerospace industry for over 50 years and has established long-term relationships with leading defense and aerospace manufacturers

In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain businesses we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, Air Industries Machining and Nassau Tool Works, at our corporate campus in Bay Shore, New York, allowing us to re-focus our operations on our core competencies.

On December 20, 2018, we completed the sale of all of the outstanding shares of our subsidiary, Welding Metallurgy, Inc., which included our subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp. (collectively, the “WMI Group”), to CPI Aerostructures, Inc. (“CPI”) for a purchase price of $9,000,000, net of a working capital adjustment of $(1,093,000), pursuant to a Stock Purchase Agreement dated as of March 21, 2018. On March 19, 2019, we received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated which we intend to contest.

We now conduct our operations through the following wholly-owned subsidiaries: Air Industries Machining (“AIM”); Nassau Tool Works (“NTW”); and The Sterling Engineering Corporation (“Sterling”). AIM and NTW comprise our Complex Machining segment and Sterling represents our Turbine Engine Components segment.

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

Our products are incorporated into many aircraft platforms, the majority of which remain in production, and of which there are a substantial number of operating aircraft in fleets maintained by the military and commercial airlines. We believe that we are the largest supplier of flight critical parts to Sikorsky’s Black Hawk helicopter. We have made, or currently make, or have been awarded, products for Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2 Hawkeye, Boeing’s 777, Airbus’ 380 commercial airliners, and the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine Components segment makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of non-military ground turbine applications.

Many of our products are “flight critical,” essential to aircraft performance and safety on takeoff, during flight and when landing. These products require advanced certifications as a condition to being a supplier. For many of our products we are the sole or one of a limited number of sources of supply. Many of the parts we supply are subject to wear and tear or fatigue and are routinely replaced on aircraft on a time in service or flight cycle basis. Replacement demand for these products will continue, albeit at perhaps a lower rate, so long as an aircraft remains in service, which is usually many years after production has stopped.

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

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. Our long term business generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase. We endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations.

Our Backlog

The production cycle of products we manufacture can extend from several months to a year or longer. This gives rise to significant backlogs as customers must order product with sufficient lead time to ensure timely delivery.

We have a number of long-term multi-year General Purchase Agreements or GPA’s with several of our customers. These agreements specify part numbers, specifications and prices of the covered products for an agreed upon period, but do not authorize immediate production and shipment. Shipments are authorized periodically by the customer to fit its production schedule. In late 2017, we received a renewal of our multi-year contract with Sikorsky, MY9, for the years 2018 to 2023. This contract is for $47 million worth of product during this period. This is the third multi-year contract award we have received from Sikorsky.

Our “firm backlog” includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 28, 2019, our 18-month “firm funded backlog” was approximately $92.4 million.

Competition

Winning a new contract is highly competitive. We manufacture to customer design specifications, and we compete against companies that have similar manufacturing capabilities in a global marketplace. Consequently, the ability to obtain contracts requires providing quality products at competitive prices. To accomplish this requires that we strive for continuous improvement in our capabilities to assure our competitiveness and provide value to our customers. Our marketing strategy involves developing long-term ongoing working relationships with customers. These relationships enable us to develop entry barriers to would-be competitors by establishing and maintaining advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate. Many of our competitors are well-established subcontractors engaged in the supply of aircraft parts and components to prime military contractors and commercial aviation manufacturers. Among our competitors are: Monitor Aerospace, a division of Stellex Aerospace; Hydromil, a division of Triumph Aerospace Group; Heroux Aerospace and Ellanef Manufacturing, a division of Magellan Corporation.

Many of our competitors are larger enterprises or divisions of significantly larger companies having greater financial, physical and technical resources, and the capabilities to timelier respond under much larger contracts.

Raw Materials and Replacement Parts

The manufacturing process for certain products, particularly those for which we serve as product integrator, requires significant purchases of raw materials, hardware and subcontracted details. As a result, much of our success in profitably meeting customer demand for these products requires efficient and effective subcontract management. Price and availability of many raw materials utilized in the aerospace industry are subject to volatile global markets and political conditions. Most suppliers of raw materials are unwilling to commit to long-term contracts at fixed prices. This is a substantial risk as our strategy often involves long term fixed price commitments to our customers. Recently, we have had difficulties in securing timely shipments of raw materials and components from certain vendors due to our liquidity problems.

Employees

As of March 22, 2019 we employed approximately 209 people. Of these, approximately 32 were in administration, 3 were in sales and procurement, and 174 were in manufacturing.

Air Industries Machining is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the “Union”) with which we believe we maintain good relations. The Agreement was renewed as of December 31, 2018 and expires on December 31, 2021 and covers all of AIM’s production personnel, of which there are approximately 107 people. In light of the continuing consolidation and integration of NTW business with AIM, we intend to add more employees to the Union during 2019. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. New York and Connecticut, the states where our production facilities are located, also have stringent laws and regulations governing the handling, storage and disposal of hazardous substances, counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

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

In evaluating our common stock and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein.  If any of the events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

The risks below can be characterized into three groups:

1)	Risks related to our business, including risks specific to the defense and aerospace industry:

2)	Risks arising from our indebtedness; and

3)	Risks related to our common stock.

Risks Related to Our Business

We incurred substantial net losses in 2018 and 2017 and may not be able to continue to operate as a going concern.

We suffered net losses from operations of $5,963,000 and $12,758,000 and net losses of $10,992,000 and $22,551,000 for the years ended December 31, 2018 and 2017, respectively. We also had negative cash flows from operations for the year ended December 31, 2017. In 2018 we sold our subsidiary WMI for $9,000,000, net of a working capital adjustment of $(1,093,000). Of the net purchase price for WMI, $2,000,000 is held in escrow to secure any obligation we may have under the Purchase Agreement as a result of the working capital adjustment and as a result of our breach of the representations and warranties we made in the Purchase Agreement. During the years ended December 31, 2017 and 2018, and subsequent thereto, we sold in excess of $29,000,000 in debt and equity securities to fund our business. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2018 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We may need additional financing.

In the past, we have funded a portion of our operating losses through borrowings from two of our principal stockholders who are also directors. As of December 31, 2018, related party notes payable to Michael and Robert Taglich (and their affiliated entities), totaled $4,835,000. Additional funding may not be available to us on reasonable terms, if at all, from third parties or our two principal stockholders. If we are unable to fund such losses from third parties or our principal stockholders, we may become insolvent.

The Seventeenth Amendment to our Amended and Restated Loan Agreement (the “Loan Facility”) with PNC Bank, our principal lender, increased the interest rate we pay for amounts borrowed thereunder to an Alternative Base Rate plus 4% per annum. The Seventeenth Amendment extended the Termination Date of the Loan Facility to December 31, 2019, provided that we pay an extension fee of (i) $250,000 on the earlier of (a) the date that all obligations under the loan agreement (“Obligations”) are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date that the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date that the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amounts is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019, and (iv) $500,000 on December 31, 2019, which amounts is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019.

There can be no assurance that PNC will renew the Loan Facility on December 31, 2019, or that the terms of any renewal will be acceptable to us.

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

Sales and liquidations of our subsidiaries completed during 2017 and 2018 likely will lead to reduced revenues.

During 2017 and 2018 we sold or otherwise liquidated certain of our subsidiaries to enable us to focus on our capabilities in our Complex Machining (AIM and NTW), and Turbine Engine Components (Sterling) segments. The absence of the subsidiaries we sold or liquidated may reduce the range of services we can provide to our customers and likely will lead to a reduction in our revenues for the immediate future.

We have identified deficiencies and material weaknesses in our internal controls and we may not be successful in remediating these deficiencies and weakness in the near future.

In connection with our review of our disclosure controls and internal controls over financial reporting for the fiscal year ended December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and internal controls over financial reporting were not effective as of such dates. In particular, certain portions of our inventory control system and the enterprise reporting system used to track employee hours have not been integrated into the system used by the balance of our company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand. Accordingly, costs to be included in work in process, may not be sufficiently automated to ensure compliance at all times. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and nonstandard transactions. We intend to remediate these conditions. In the event we do not remediate these deficiencies and material weaknesses in our internal controls, our operations may be adversely affected and the market price of our common stock could decline. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to maintain our listing on the NYSE American.

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

We derive most of our revenues from a small number of customers. Three customers represented approximately 70% and 62% of total sales for the years ended December 31, 2018 and 2017, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

We derive a significant portion of our revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft, the McDonnell Douglas (Boeing) C-17 Globemaster, the F-16 Falcon and the F-18 Hornet. Boeing closed its C-17 production line in 2015. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

Although we procure most of our parts and components from multiple sources or believe that these components are readily available from numerous sources, certain components are available only from a sole or limited number of sources. While we believe that substitute components or assemblies could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition. Recently, due to our liquidity problems, we have had difficulties in securing timely shipments of raw materials from certain vendors which has negatively impacted our results of operations. Any delays in the shipment of raw materials could significantly harm our business, our operating results and our financial condition.

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

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 61% of our assets as of December 31, 2018. Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position, results of operations and could result in a breach of the financial covenants in our Loan Facility.

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

We are subject to regulation by the FAA under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations. We have never been subject to such fines or disqualification.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or require us to pay to ransom to a hacker which takes over our systems, or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

We have substantial indebtedness under our Loan Facility. As of December 31, 2018, we had approximately $15,615,000 of indebtedness outstanding under the Loan Facility. All of our indebtedness under the Loan Facility is secured by substantially all of our assets.

We also have outstanding a significant amount of indebtedness in the form of subordinated convertible notes which are payable on December 31, 2020. If we are unable to pay the outstanding principal and accrued interest on these notes when due, our operations may be materially and adversely affected.

Our leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Our principal commercial lender recently increased the interest rate and fees we pay under our Loan Facility.

We recently amended our Loan Facility with PNC Bank, our principal lender. In the amendment, the termination date of the Loan Facility was extended until December 31, 2019, In addition, the interest rate we pay for amounts borrowed thereunder was increased and are required to we pay periodic fixed fees so long as we remain indebted under the Loan Facility.

There can be no assurance that PNC will renew the Loan Facility when it matures on December 31, 2019, or that the terms of any renewal will be acceptable to us. Further, there can be no assurance that we will be able to find a lender to succeed to the position of PNC or that the terms of any loan we may be offered will be acceptable to us.

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

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant number of shares of our outstanding common stock, which together with their position as directors of our company, give them significant influence over the outcome of corporate actions requiring stockholder approval and the terms on which we complete transactions with their affiliates. The interests of these directors may be different from the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Our quarterly and annual operating results are likely to fluctuate significantly due to a variety of factors, some of which are outside our control. Accordingly, we believe period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

Fluctuations in quarterly results or announcements of extraordinary events such as acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock, as well as our overall operating results. Consequently, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.

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

Future sales or issuances of our common stock, including upon conversion of the 6% Notes, upon exercise of our outstanding warrants or as part of future financings or acquisitions, would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of common stock.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act, among other things, requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

ITEM 2.  PROPERTIES

As part of the effort to focus on our core businesses, our executive offices have been moved to our 5.4 acre corporate campus in Bay Shore, New York. We remain liable under the lease for our previous office in Hauppauge, New York. This lease has a term which ends January 2022. The annual rent was approximately $113,000 for the lease year which began in January 2019, and increases by approximately 3% per annum each year thereafter.

The operations of AIM and NTW are conducted on our 5.4-acre corporate campus in Bay Shore, New York. We occupy three buildings on the campus, consisting of 76,000 square feet. On October 24, 2006, we entered into a “sale/leaseback” transaction whereby we sold the buildings and real property located at the corporate campus and entered into a 20-year triple-net lease for the property. Base annual rent for 2018 was approximately $621,000 and increases by 3% each subsequent year. The lease grants us an option to renew the lease for an additional five years. Under the terms of the lease, we are required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance.

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

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under an alleged commercial lease through the end of its term, which we estimate to be $104,584, plus attorney’s fees. We believe that we have a meritorious defense, and there was no lease on the property and that our subsidiary Compac Development Corp was a hold-over tenant occupying the space on month-to-month tenancy. We recently submitted our response to plaintiff’s motion for summary judgement.

An employee of our company commenced an action against, among others, Rechler Equity B-2, LLC and Air Industries Group, in the Supreme Court State of New York, Suffolk County, seeking compensation in an undetermined amount for injuries suffered while leaving the premises occupied by Welding Metallurgy, Inc. Rechler Equity B-2, LLC, has served a Third Party Complaint in this action against Air Industries Group, Inc. and Welding Metallurgy, Inc. We believe we are not liable to the employee and any amount we might have to pay in excess of our deductible would be covered by insurance.

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

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by Welding Metallury, Inc., at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. We dispute the validity of the claims asserted by Contract Pharmacal and believe we have meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement.

On October 15, 2018, a complaint was filed by a stockholder of our company in the United States District Court for the Eastern District of New York (Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming our company and certain of our directors and a former director. The Complaint alleges that the proxy statement for our 2017 Annual Meeting contained false and misleading misstatements relating to whether brokers had discretionary authority to vote the shares of their customers in connection with the proposal to increase the number of shares we are authorized to issue (the “2017 Charter Amendment”). In the Complaint the plaintiff seeks to void the amendment and rescind any shares issued using the shares authorized by the amendment. Our Board of Directors has adopted an amendment to further increase the number of shares of Common Stock we are authorized to issue (the “2019 Charter Amendment”), subject to stockholder approval at our 2019 Annual Meeting of Stockholders, which we anticipate will be held in May or June of 2019. Counsel to our insurance carrier has advised counsel to the plaintiff of the proposed amendment. We believe that approval of the 2019 Charter Amendment will remove any issues concerning our ability to issue shares of Common Stock, or the validity of shares issued in excess of the 25,000,000 authorized pursuant to the adoption of the 2017 Charter Amendment and that any amount we may pay to resolve this action will not be material.

From time to time we also may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results. We, however, have had claims brought against us by a number of vendors due to our liquidity constraints.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is listed on the NYSE American under the symbol “AIRI.”

Holders

On March 27, 2019 there were 257 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	838,149	3.08	730,658
Equity compensation plans not approved by security holders	2,239,702	3.10	None

Total	3,077,851		730,658

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2018.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2018 and 2017 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry, though the proportion of our business represented by the commercial and industrial sector is increasing. We manufacture structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky’s UH-60 Blackhawk, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing’s 777 and Airbus’ 380 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground-power turbine applications.

AIM became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 50 years and has established long-term relationships with leading defense and aerospace manufacturers. In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain businesses we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, AIM and NTW, at our corporate campus in Bay Shore, New York, allowing us to re-focus our operations on our core competencies. In addition:

1)	In January 2017 we sold AMK Welding, Inc., for $4,500,000, net of a working capital adjustment of ($163,000) plus additional payments based on net revenue not to exceed $1,500,000 million (the “AMK Revenue Stream Payments”). In January 2019 we assigned our right to $1,136,710 of these payments to a group of accredited investors for gross proceeds of $800,000.

2)	On December 20, 2018, we completed the sale of all of the outstanding shares of our WMI Group to CPI for a purchase price of $9,000,000, net of a working capital adjustment of $(1,093,000), pursuant to a Stock Purchase Agreement dated as of March 21, 2018.The amount of the working capital deficit has been contested by CPI and the discrepancy will likely be resolved through arbitration in accordance with the terms of the Stock Purchase Agreement.

In addition to repositioning our business to obtain profitability and positive cash flow, we remain resolute on meeting customers’ needs and continue to align production schedules to meet the needs of customers. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion and take on additional commitments. We are pleased with our progress and the positive responses received from our customers.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft in recent years have reduced the demand for both new production and replacement spares. This has reduced our sales, particularly in our complex machining segment. Recent increases in Defense Department spending has increased orders for our products. We are focusing greater efforts on the civilian aircraft market though we still remain dependent upon the military for an overwhelming portion of our revenues.

Segment Data

We follow Financial Accounting Standards Board (“FASB”) ASC 280, “Segment Reporting” (“ASC 280”), which establishes standards for reporting information about operating segments in annual and interim financial statements, ASC 280 requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

We currently divide our operations into three into three operating segments: Complex Machining; Aerostructures and Electronics; and Turbine Engine Components. We separately report our corporate overhead, (which was comprised of certain operating costs that were not directly attributable to a particular segment). All operating costs are allocated to the Company’s three segments.

In  March 2018, we announced our intention to divest WMI and related operation which divestiture was completed in December 2018. These operations are part of our Aerostructures & Electronics operating segment. Although WMI and the related operations have been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. In November 2018, our Eur-Pac (“EPC”) subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The existing contracts that had already been awarded have been completed and the operations of the entity were effectively closed on March 31, 2019.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

Years ended December 31, 2018 and 2017:

In March 2018, we announced our intent to divest WMI and related operations which divestiture was completed in December 2018 enabling us to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI and the related operations had been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. In November 2018 our Eur-Pac subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The operations of EPC and our subsidiary Electronic Connections (“ECC”) were effectively closed on March 31, 2019. From January 2018 through the closing date of the sale of WMI and the completion of the wind down of Eur-Pac, respectively, both operations generated a net loss. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	2018	2017
Net sales	$46,309,000	$49,869,000
Cost of sales	40,895,000	45,002,000
Gross profit	5,414,000	4,867,000
Operating expenses and interest and financing costs	12,760,000	14,808,000
Other income (expense) net	(278,000)	(22,000)
Provision for (Benefit from) income taxes	3,000	(197,000)
Net loss from continuing operations	$(9,609,000)	$(16,073,000)

Balance Sheet Data:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$2,012,000	$630,000
Working capital	6,008,000	9,531,000
Total assets	47,756,000	60,755,000
Total stockholders’ equity	$11,606,000	$17,766,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2018	2017

COMPLEX MACHINING
Net Sales	$39,745,000	$38,489,000
Gross Profit	5,871,000	4,906,000
Pre Tax Loss	(75,000)	(2,839,000)
Assets	41,947,000	43,207,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	1,779,000	4,574,000
Gross (Loss) Profit	(31,000)	507,000
Pre Tax Loss	(1,380,000)	(4,233,000)
Assets	110,000	1,021,000

TURBINE ENGINE COMPONENTS
Net Sales	4,785,000	6,806,000
Gross Loss	(426,000)	(546,000)
Pre Tax Loss	(1,385,000)	(7,599,000)
Assets	5,243,000	6,157,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(6,766,000)	(1,599,000)
Assets	456,000	288,000

CONSOLIDATED
Net Sales	46,309,000	49,869,000
Gross Profit	5,414,000	4,867,000
Pre Tax Loss	(9,606,000)	(16,270,000)
(Benefit from) provision for Income Taxes	(3,000)	197,000
Loss from Discontinued Operations	(1,383,000)	(6,478,000)
Assets Held for Sale	-	10,082,000
Net Loss	(10,992,000)	(22,551,000)
Assets	$47,756,000	$50,673,000

Net Sales:

Consolidated net sales for the year ended December 31, 2018 were $46,309,000, a decrease of $3,560,000, or 7.1%, compared with $49,869,000 for the year ended December 31, 2017. Net sales of our Complex Machining segment were $39,745,000, an increase of $1,256,000, or 3.3%, from $38,489,000 in the prior year. Net sales in our Turbine Engine Components segment were $4,785,000, a decrease of $2,021,000 or 29.7%, compared with $6,806,000 for the year ended December 31, 2017. This decrease was due primarily to a change in product mix and poor decisions by prior management that was replaced in early 2018. We believe that under new management this segment of our operations will realize sales in 2019 over those of 2018. The decrease was also due to the sale of AMK in January 2017 which had sales of $417,000 in 2017. Net sales in our Aerostructures segment were $1,779,000, a decrease of $2,795,000 or 61.1%, compared with $4,574,000 for the year ended December 31, 2017. Our Aerostructures segment consists solely of EPC which has been closed effective March 31, 2019.

As indicated in the table below, three customers represented 70.0% and three customers represented 62.0% of total sales for the years ended December 31, 2018 and 2017, respectively.

Customer	Percentage of Sales
	2018	2017
Goodrich Landing Gear Systems	30.7%	20.5%
Sikorsky Aircraft	27.4%	25.5%
Rohr	11.9%	*
United States Department of Defense	*	16.0%

*	Customer was less than 10% of sales at December 31, 2018 and 2017, respectively.

As indicated in the table below, two customers represented 64.5% and three customers represented 68.7% of gross accounts receivable at December 31, 2018 and 2017, respectively.

Customer	Percentage of Receivables
	2018	2017
Goodrich Landing Gear Systems	38.3%	41.9%
Rohr	26.2%	14.6%
Sikorsky Aircraft	*	12.2%

*	Customer was less than 10% of Gross Accounts Receivable at December 31, 2018.

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2018 was $5,414,000, an increase of $547,000, or 11.2%, as compared to gross profit of $4,867,000 for the year ended December 31, 2017. Consolidated gross profit as a percentage of sales was 11.7% and 9.8% for the years ended December 31, 2018 and 2017, respectively. The increase in gross profit was due primarily to the implementation of cost reduction and productivity improvement initiatives.

Interest and Financing Costs

Our interest and financing costs increased from $3,378,000 in 2017 to $3,921,000 in 2018.

Impairment Charges

In connection with the closing of Eur-Pac we recorded impairment charges to goodwill and to assets in the amounts of $109,000 and $386,000, respectively, in fiscal year 2018. In fiscal 2017, we recorded a goodwill impairment charge of $6,195,000 and a loss on assets held for sale of $1,563,000, which amounts are included in the loss from continuing operations. In addition, in connection with the sale of WMI, we recorded a goodwill impairment charge of $3,417,000 and an impairment of intangible asset write-down of $1,085,000, which amounts are included in the loss from discontinued operations.

Operating Expense

Consolidated operating expenses for the year ended December 31, 2018 totaled $8,839,000 and decreased by $2,591,000 or 22.7% compared to $11,430,000 for the year ended December 31, 2017. The decrease in operating expenses is primarily due to staff reduction measures and cost reduction initiatives.

Net Loss

Net loss for the year ended December 31, 2018 was $10,992,000, an improvement of $11,559,000, compared to a net loss $22,551,000 for the year ended December 31, 2017, for the reasons discussed above. Our net losses for 2018 and 2017 included net losses from the discontinued operations of WMI of $1,042,000 and $6,678,000, respectively. In addition, our net losses for 2018 and 2017 included impairment charge related to ongoing operations of approximately $495,000 and $6,195,000, respectively.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from our principal stockholders and third parties to support operations. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past two years we have also relied upon our ability to borrow money from certain stockholders and raise debt and equity capital to support our operations. Should we continue to need to borrow funds from our principal stockholders or raise debt or equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing stockholders.

The Loan Facility provides for a $15,000,000 revolving loan and a term loan with a balance of $1,572,000 at December 31, 2018 (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, we are limited in the amount of Capital Expenditures we can make. The Loan Facility also restricts the amount of dividends we may pay to our stockholders.

The Loan Facility has been amended many times during its term, most recently on May 30, 2018 (the “Sixteenth Amendment”), January 2, 2019 (the “Seventeenth Amendment”), and February 8, 2019 (the “Eighteenth Amendment”).

The Sixteenth Amendment waived Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017, December 31, 2017 and March 31, 2018. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. We were in compliance with these new covenants for the three-months ended March 31, 2018, the six-month period ended June 30, 2018 and the nine-month period ended September 30, 2018. In addition, the amendment prohibits us from paying dividends to our stockholders and limits capital expenditures.

Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC has agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that we reduce the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes and capital lease obligations.

Both the revolving loan, inclusive of the Out-of Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to its agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”), we are obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of our Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of the AMK Revenue Stream Payments resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires us to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At December 31, 2018 we were in compliance with the minimum EBIDA covenant.

As of December 31, 2018, our debt to PNC in the amount of $15,615,000 consisted of the revolving credit loan in the amount of $14,043,000 and the term loan in the amount of $1,572,000. The revolver balance included the Company’s negative general ledger balances in its controlled disbursement cash accounts. As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000. In addition, as of December 31, 2018 we had capitalized lease obligations to third parties of $1,787,000, as compared to capitalized lease obligations to third parties of $3,073,000 as of December 31, 2017.

Significant Transactions Since January 1, 2018 Which Have Impacted Our Liquidity

Dispositions

On December 20, 2018, we completed the sale of our WMI Group to CPI for a purchase price of $9,000,000, net of a working capital adjustment of $(1,093,000), pursuant to a Stock Purchase Agreement dated as of March 21, 2018. Of the net purchase price for WMI, $2,000,000 is held in escrow to secure any obligation we may have under the Purchase Agreement as a result of the working capital adjustment and as a result of our breach of the representations and warranties we made in the Purchase Agreement. The amount of the working capital deficit has been contested by CPI and the discrepancy will likely be resolved through arbitration in accordance with the terms of the Stock Purchase Agreement.

Financings – Related Parties

Due to net losses and negative cash flow in recent years, we have financed our operations in part through private placements of our debt and equity securities. Each of Michael and Robert Taglich, two of our directors, have invested substantial amounts in our company in various debt and equity financings, including the financings in 2018 described below and in other financings discussed in Note 11 to our consolidated financial statements for the years ended December 31, 2018 and 2017 appearing elsewhere in this report.

Taglich Brothers, Inc. (“Taglich Brothers”), a corporation founded by Michael and Robert Taglich, and in which a third director of our company is a vice president of Investment Banking, has acted as placement agent for our debt and equity financing transactions and has received cash and equity compensation for its services. For additional information, see Note 11 to our consolidated financial statements for the years ended December 31, 2018 and 2017 appearing elsewhere in this report.

Debt Financings

On March 29, 2018 and April 4, 2018 Michael Taglich and Robert Taglich, advanced $1,000,000 and $100,000, respectively, to our company for use as working capital. We subsequently issued our Subordinated Notes due May 31, 2019 to Michael and Robert Taglich, together with shares of our common stock, in the financing described below, to evidence our obligation to repay the foregoing advances.

In May 2018, we issued $1,200,000 principal amount of subordinated notes due May 31, 2019 (the “2019 Notes”), together with a total of 214,762 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, we issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and we issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. We issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 18, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the rate of one percent (1%) per month, payable monthly commencing June 30, 2018. Upon the occurrence and continuation of a failure to pay accrued interest, interest shall accrue and be payable on such amount at the rate of 1.25% per month; provided that upon the occurrence and continuation of a failure to timely pay the principal amount of the 2019 Note, interest shall accrue and be payable on such principal amount at the rate of 1.25% per month and shall no longer be payable on interest accrued but unpaid. The 2019 Notes are subordinate to our obligations to PNC under the Loan Facility.

Taglich Brothers acted as placement agent for the offering and received a commission in the aggregate amount of 4% of the amount invested which was paid in kind.

Related party notes payable, net of debt discount to Michael and Robert Taglich, and their affiliated entities, totaled $4,835,000 and $1,912,000, as of December 31, 2018 and December 31, 2017, respectively.

On January 15, 2019, we issued our 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes” and each a “7% Note”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. Each 7% Note bears interest at the rate of 7% per annum, is convertible into shares of our common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Note, is subordinated to our indebtedness under the Credit Facility, and matures at December 31, 2020, or earlier upon an Event of Default (as defined in the7% Note).

We paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), in the form of a promissory note having terms similar to the 7% Notes, in connection with the purchase of the 7% Notes.

Amendments to 8% Notes

In September 2018, holders of a majority of the outstanding principal amount of our 8% subordinated convertible notes (the “8% Notes) consented to an amendment to the terms of the 8% Notes to extend the maturity date to December 31, 2020 and to reduce the interest rate from and after September 30, 2018, to 6% per annum, if paid in cash, or at the rate of 8% per annum if converted into common stock. In addition, accrued interest on the 8% Notes, as so amended (the “6% Notes”), was payable at maturity, rather than quarterly.

At September 30, 2018, Michael Taglich, Robert Taglich and Taglich Brothers (collectively, the “Taglich Parties”) owned $1,300,000, $650,000 and $382,000, respectively, principal amount of 8% Notes, with accrued interest thereon from the date of issuance through September 30, 2018 of $203,613, $120,097 and $68,294, respectively. In consideration for waiving all defaults in payment of principal and accrued interest on the 8% Notes through the date of the amendment, the conversion price of the 6% Notes was reduced to $1.50 per share, subject to the anti-dilution adjustments set forth in the 6% Notes, and we issued to the holders of the 8% Notes such number of shares of common stock calculated based upon a value of $1.39 per share, the closing market price of common stock on the NYSE American on September 28, 2018, the date immediately prior to the date the holders of a majority of the outstanding principal amount of the 8% Notes approved the amendment as is equal to the interest accrued on their 8% Notes from the date of issuance through September 30, 2018. As a result, we issued to Michael Taglich, Robert Taglich and Taglich Brothers 146,484 shares, 86,401 shares and 49,132 shares, respectively, of common Stock. From and after September 30, 2018, interest on the unpaid principal amount of the Amended Notes shall accrue and be paid at the rate of six (6%) percent per annum, if paid in cash or at the rate of eight (8%) percent if converted into common stock.

For soliciting noteholders in connection with the adoption of the amendments, we agreed to pay Taglich Brothers $95,550, representing a fee equal to 2% of the outstanding principal amount of 8% Notes whose registered holders (other than Taglich Brothers) received shares of common stock in lieu of cash payment of accrued interest on the 8% Notes as of September 30, 2018.

Equity Financings

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

AMK Revenue Stream Payments Financing

On January 15, 2019, we entered into a Purchase Agreement with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which we assigned to the Purchasers all of our right, title and interest to the remaining $1,136,710 of the $1,500,000 in payments due from Meyer Tool, Inc. for the sale of AMK Welding, Inc. (the “Remaining Amount”) for an aggregate purchase price of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The timing of the payments is based upon the net sales of AMK Welding, Inc., which we sold to Meyer Tool in January 2017. If the Purchasers have not received the entire Remaining Amount by March 31, 2023, they have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from us (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be made to us.

The Purchasers agreed to pay Taglich Brothers a fee equal to 2% per annum of the purchase price paid by such Purchasers, payable quarterly, to be deducted from the payments of the Remaining Amount, for acting as paying agent in connection with the assignment of our rights to the payments from Meyer Tool.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Year Ended December 31,
	2018	2017
Cash provided by (used in)
Operating activities	$(2,336)	(3,986)
Investing activities	3,685	1,761
Financing activities	33	1,551
Net increase (decrease) in cash and cash equivalents	$1,382	(674)

Cash Provided By (Used In) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2018, net cash was impacted by a net loss of $10,992,000, offset by $7,943,000 of non-cash items, consisting primarily of goodwill impairment of $109,000, depreciation of property and equipment of $2,877,000, amortization of debt discount on convertible notes payable of $941,000, amortization and change in useful life of capitalized engineering costs of $2,711,000. Operating assets and liabilities further used cash in the net amount of $713,000, consisting primarily of the net increases in deposits and other long term assets and accounts receivable amounts of $1,112,000 and $561,000, and a decrease in inventory and accounts payable and accrued expenses in the amounts of $1,395,000 and $1,127,000, partially offset primarily by an increase in deferred revenue of $2,076,000.

For the year ended December 31, 2017, net cash was impacted by a net loss of $22,551,000, offset by $19,172,000 of non-cash items consisting primarily of goodwill impairment of $9,612,000, depreciation of property and equipment of $2,723,000, amortization of debt discount on convertible notes payable of $2,301,000, amortization of capitalized engineering costs and intangibles of $1,096,000. Operating assets and liabilities further used cash in the net amount of $607,000, consisting primarily of the net decrease of accounts payable and accrued expenses in the amount $3,527,000 and decreases in accounts receivable, prepaid taxes and inventory of $1,004,000, $360,000 and $905,000, respectively, partially offset primarily by an increase in deferred revenue and deposits and other assets of $410,000 and $113,000, respectively.

Cash Provided By (Used in) Investing Activities

Cash provided by investing activities consists of the cash received from the businesses we sold, reduced by capital expenditures for property and equipment and capitalized engineering costs. A description of capitalized engineering costs can be found below and in Note 3 Summary of Significant Accounting Policies in our Consolidated Financial Statements for the year ended December 31, 2018.

For the year ended December 31, 2018, cash provided by investing activities was $3,685,000. This was comprised of the net proceeds from the sale of WMI of $5,452,000, offset by $523,000 for capitalized engineering costs and $1,264,000 for the purchase of property and equipment.

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

For the year ended December 31, 2018, cash provided by financing activities was $33,000. This was comprised of repayments of $1,899,000 on our term loan, $2,412,000 on our revolving loans, $1,286,000 on our capital lease obligations, $125,000 on our deferred financing costs, offset by proceeds from notes payable issuances of $2,803,000 to related parties and $70,000 to third parties and proceeds from the issuance of common stock of $2,885,000.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2018:

	Payment due by period (in thousands)
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Debt and capital leases	$25,153	24,544	594	15	-
Operating leases	7,550	1,149	2,034	1,763	2,604
Total	$32,703	25,693	2,628	1,778	2,604

*	The revolving loans and term loans with our senior lender are classified as due in less than 1 year, see Note 11 to our Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2018.

Going Concern

We suffered losses from operations of $5,963,000 and $12,758,000 and net losses of $10,992,000 and $22,551,000, respectively, for the years ended December 31, 2018 and 2017, respectively. We also had negative cash flows from operations for the year ended December 31, 2017. In addition, in each of January 2017 and December 2018 we sold an operating subsidiary. We also have had to sell debt and equity securities to secure funds to operate our business and may have to continue to do so until we are able to achieve profitability and positive cash flow.

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

Assets Held for Sale

We classify assets as held for sale and suspend depreciation and amortization when approval at the appropriate level has been provided, the assets can be immediately removed from operations, an active program has begun to locate a buyer, the assets are being actively marketed for sale at or near their current fair value, significant changes to the plan of sale are not likely and the sale is probable within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and an assessment of impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Subsequent changes to the estimated fair value less costs to sell will impact the measurement of assets held for sale. To the extent fair value increases, any impairment previously recorded is reversed. If the carrying value of the assets held for sale exceeds the fair value less costs to sell, we will record a loss for the amount of the excess.

If we decide not to sell previously classified assets held for sale, the assets are reclassified back to their original asset group in the period that it’s determined to no longer be held for sale. The assets are recorded at the lower of the carrying value before being classified as held for sale adjusted for depreciation that would have been recognized during the time they were classified as held for sale or fair value at the date we decided not to sell.

As of December 31, 2018, we sold WMI Group.

Inventory Valuation

We do not take physical inventories at interim quarterly reporting periods. The value of the majority of the items in inventory has been estimated using a gross profit percentage based on sales of previous periods as compared to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period.

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

Capitalized Engineering Costs

We have contractual agreements with customers to produce parts, which the customers design. Though have not designed and thus have no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of our machines. The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs were amortized on a straight line basis over the shorter of the estimated length of the contract, or three years.

If we were reimbursed for all or a portion of the pre-production expenses associated with a particular contract, only the unreimbursed portion would be capitalized. We also may progress bill customers for certain engineering costs being incurred. Such billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The Terms and Conditions contained in customer purchase orders may provide for liquidated damages in the event that a stop-work order is issued prior to the final delivery of the product.

Based on various technological advances by our customer’s and the rapid pace of innovation including change in future production methodologies and systems, it has become more complicated to estimate the future life and recoverability of the assets we are currently capitalizing. It is the belief of the Company that it would be preferable and therefore justifiable to expense these costs as incurred through cost of goods sold, rather than continue to capitalize these costs and amortize them through operating expense.

As of December 31, 2018 we changed our policy to no longer capitalize engineering costs and to write-off the capitalized engineering balance of $2,043,000.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers”, as amended regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with Customers. Under the new standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

There was no cumulative financial statement effect of initially applying the new revenue standard because an analysis of our contracts supported the recognition of revenue consistent with our historical approach. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact on the Company’s revenues or net income on an ongoing basis.

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

Our rights to payments for goods transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 75 days.

Payments received in advance from customers are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery. We utilize a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less returns and allowances. Freight out is included in operating expenses.

Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). In evaluating our contracts with our customers under ASC 606, we have determined that there is no future performance obligation once delivery has occurred. Accordingly, we have determined that there is no impact on the timing of recording sales and operating profit.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. We record an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. As of December 31, 2018, the intangible assets have been fully amortized and there has been no impairment.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements. We have been gathering the lease agreement data and has begun to analyze the financial impact to our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for our fiscal year beginning April 1, 2019 and subsequent interim periods. Our current lease arrangements expire through 2021 and we are currently evaluating the impact the adoption of these ASUs will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (“ASU 2017-01”), Business Combinations, which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The first part of the guidance provides a screen to determine when a set is not a business; the second part of the guidance provides a framework to evaluate whether both an input and a substantive process are present. The guidance will be effective after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for transactions that have not been reported in issued financial statements. We do not believe that the adoption of this pronouncement has an impact on the presentation of its financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, Step 2 of the goodwill impairment test, which requires determining the implied fair value of goodwill and comparing it with its carrying amount has been eliminated. Thus, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (i.e., what was previously referred to as Step 1). In addition, ASU No. 2017-04 requires entities having one or more reporting units with zero or negative carrying amounts to disclose (1) the identity of such reporting units, (2) the amount of goodwill allocated to each, and (3) in which reportable segment the reporting unit is included. ASU No. 2017-04 is effective as follows: (1) for a public business entity that is an SEC filer for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of this standard on our financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We adopted this guidance in the current quarter, effective April 1, 2017. As a result, the warrants issued on May 12, 2017, in connection with the bridge financing, were equity-classified.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018. We do not believe that the adoption of this pronouncement has an impact on the presentation of its financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on our consolidated financial statements as of and for the year ending December 31, 2018. See Note 10, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for our fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on our consolidated financial statements, as non-employee stock compensation is nominal relative to our total expenses as of December 31, 2018.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently assessing the impact the adoption of ASU 2018- 17 will have on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. Our current lease arrangements expire through 2021 and we are currently evaluating the impact the adoption of these ASUs will have on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2018. Based on that evaluation, the CEO and CFO concluded that, for the reasons discussed below, our disclosure controls and procedures were not effective as of December 31, 2018. This was due to certain deficiencies in our controls over financial reporting, described below.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2018. In particular, certain portions of our inventory control system have not been integrated into the management system used by the balance of the Company which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand, and the enterprise reporting system used to track employee hours and, hence, costs to be included in work in process, is not sufficiently automated to ensure compliance at all times. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and non-standard transactions and were deficient in supervision and internal control monitoring. While we have taken remedial action both prior to and subsequent to the year ended December 31, 2018, by adding to our accounting staff, continuing to implement our ERP system throughout our operations and reducing the complexity of our operations as a result of the sale or wind down of various businesses we do not feel that enough time has passed to allow us to determine whether these remedial efforts have been effective and eliminated all of our deficiencies.

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

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	54	President and Chief Executive Officer
Michael E. Recca	68	Chief Financial Officer
Michael N. Taglich	53	Chairman of the Board
Robert F. Taglich	52	Director
David J. Buonnano	63	Director
Peter D. Rettaliata	68	Director
Robert C. Schroeder	52	Director
Michael Brand	61	Director
Michael D. Porcelain	50	Director

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

Michael E. Recca has been our Chief Financial Officer since October 1, 2016. Mr. Recca has been engaged by us since September 2008 in a variety of positions related to our capital finance and acquisition programs. Most recently he served as Chief of Corporate Development& Capital Markets, a position in which he directed our acquisition program and coordinated with our lenders. Mr. Recca received a Bachelor of Arts degree from the SUNY Stony Brook and an MBA from Columbia University.

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

Robert F. Taglich has been a director of our company since 2008. He is a Managing Director of Taglich Brothers, which he co-founded in 1992. Prior to founding Taglich Brothers, Mr. Taglich was a Vice President at Weatherly Securities. Mr. Taglich has served in various positions in the securities brokerage industry for the past 25 years. Mr. Taglich serves on the board of privately held BioVentrix, Inc., a medical device company whose products are directed at heart failure. Mr. Taglich holds a Bachelor’s degree from New York University.

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

Michael Brand has been a director of our company since 2012, and from March 2017 to November 2017 served as a consultant to our company focused on day to day production issues, scheduling of the products to be manufactured and related operational issues such as the maintenance of appropriate inventory levels. He was the President of Goodrich Landing Gear, a unit of Goodrich Corporation, from July 2005 to June 2012. Prior to joining Goodrich for over 25 years he held senior management positions in the Aerospace industry. He began his career at General Electric Corporation and rose to senior management in its jet engine manufacturing operations. Mr. Brand is a graduate of Clarkson University, with advanced degrees and certificates from Xavier University and the Wharton School.

Michael Porcelain has a director of our company since October 23, 2017. Mr. Porcelain has been Senior Vice President and Chief Financial Officer of Comtech Telecommunications Corp., a publicly traded company and leading provider of advanced communication solutions for both commercial and government customers worldwide, since March 2006, and from 2002 to March 2006, he served as Vice President of Finance and Internal Audit of Comtech. From 1998 to 2002, Mr. Porcelain was Director of Corporate Profit and Business Planning for Symbol Technologies, a mobile wireless information solutions company. Previously, he spent five years in public accounting holding various positions, including Manager in the Transaction Advisory Services Group of PricewaterhouseCoopers. Since 1998, he has owned and operated The Independent Adviser Corporation, a privately held company which holds the rights to use certain intellectual properties and trademarks (including various Internet websites) related to the financial planning and advisory industry. Mr. Porcelain is an Adjunct Professor at St. John’s University located in New York where he teaches graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University.

Michael N. Taglich and Robert F. Taglich are brothers.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada corporation.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

4.1	Form of specimen common stock certificate (incorporated herein by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-191748) filed on August 26, 2014 and declared effective on August 26, 2014).

4.2	Form of Placement Agent’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2014).

4.3	Form of Warrant issued to Taglich Brothers, Inc. in connection with Capital Market Advisory Agreement dated as of January 1, 2014 (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

4.4	Placement Agent Warrant issued to Craig-Hallum Capital Group LLC in connection with first closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.5	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with first closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.6	Placement Agent Warrant issued to Craig-Hallum Capital Group LLC in connection with second closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

4.7	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with second closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

4.8	Form of Warrant issued to purchasers of 12% Notes in connection with 12% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

4.9	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with 12% Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

4.10	Form of 8% Subordinated Convertible Note due November 30, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

4.11	Form of Warrant issued to purchasers of the 8% subordinated convertible notes (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

4.12	Form of Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the offering of 8% subordinated convertible notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.13	Form of 8% Subordinated Convertible Note due January 31, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.14	Form of Warrant issued to purchasers of 8% subordinated convertible notes (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.15	8% Subordinated Convertible Note due November 30, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

4.16	Warrant issued to RBI Private Investment III, LLC (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

4.17	Form of 6% Subordinated Convertible Note Due December 31, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

Agreements Relating to PNC Loan Facility

10.1	Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “PNC Loan Agreement”) dated June 27, 2013 by and among PNC Bank, National Association, as Lender and Agent, and Air Industries Machining, Corp., Welding Metallurgy, Inc., Nassau Tool Works, Inc. and Air Industries Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.2	Guarantor’s Ratification by Air Industries Group, Inc. under PNC Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 3, 2013).

10.3	First Amendment to PNC Loan Agreement (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 25, 2014 (the “2013 Form 10-K”).

10.4	Second Amendment to PNC Loan Agreement (incorporated herein by reference from Exhibit 10.23 to the Company’s 2013 Form 10-K).

10.5	Amended and Restated Revolving Credit Note issued under the PNC to Loan Agreement (incorporated herein by reference from Exhibit 10.24 to the Company’s 2013 Form 10-K).

10.6	Amended and Restated Term Note in the principal amount of $1,947,603.50 issued under the PNC Loan Agreement (incorporated herein by reference from Exhibit 10.25 to the Company’s 2013 Form 10-K).

10.7	Third Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2014).

10.8	Sixth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.9	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2014).

10.10	Eighth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.11	Term Note in the principal amount of $3,500,000 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.12	Tenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2015).

10.13	Fifth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 23, 2015).

10.14	Eleventh Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2016).

10.15	Sixth Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 12, 2016).

10.16	Twelfth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.17	Term Loan in the principal amount of $7,388,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

10.18	Thirteenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.19	Fourteenth Amendment to PNC Loan Agreement. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.20	Sixteenth Amendment to Loan Facility with PNC Bank, N.A. (incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed August 18, 2018).

10.21	Seventeenth Amendment to PNC Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2019).

10.22	Eighteenth Amendment to PNC Loan Agreement

Agreements Relating to Acquisitions/Dispositions

10.23	Agreement and Plan of Merger dated as of February 27, 2015, by and among the Registrant, SEC Acquisition Corp., The Sterling Engineering Corporation (“Old Sterling”) and the shareholders of Old Sterling (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2015).

10.24	Stock Purchase Agreement dated as of January 27, 2017, between Air Industries Group, AMK Welding, Inc., Air Industries Group Poland, LLC and Meyer Tool, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017).

10.25	Stock Purchase Agreement dated March 21, 2018 with CPI Aerostructures, Inc. (“CPI SPA”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2018).

10.26	Second Amendment dated as of December 20, 2018 to CPI SPA.

Agreements Relating to Real Property

10.27	Contract of Sale, dated as of November 7, 2005, by and between KPK Realty Corp. and Gales Industries Incorporated for the purchase of the property known as 1460 North Fifth Avenue and 1479 North Clinton Avenue, Bay Shore, NY (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 6, 2005).

10.28	Open End Mortgage Deed and Security Agreement with respect to Barkhamsted, Connecticut premises (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 10, 2015).

10.29	Collateral Assignment of Rents, Leases and Profits with respect to Barkhamsted, Connecticut premises (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 10, 2015).

Agreements With Officers, Directors and Related Persons

10.30	Capital Market Advisory Agreement dated as of January 1, 2014 between the Registrant and Taglich Brothers, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.31	Subordinated Note due May 31, 2019 payable to Michael Taglich in the principal amount of $1,000,000 (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed August 18, 2018).

10.32	Subordinated Note due May 31, 2019 payable to Robert Taglich in the principal amount of $100,000. (incorporated herein by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed August 18, 2018).

10.33	7% Senior Secured Convertible Promissory Note due December 31, 2020 in the principal amount of $1,000,000 registered in the name of Michael Taglich (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.34	7% Senior Secured Convertible Promissory Note due December 31, 2020 in the principal amount of $1,000,000 registered in the name of Robert Taglich (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.35	7% Senior Secured Convertible Promissory Note due December 31, 2020 in the principal amount of $80,000 registered in the name of Taglich Brothers, Inc..(incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

Agreements Relating to Issuance of Securities

10.36	Form of Subscription Agreement for the 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

10.37	Placement Agency Agreement with Taglich Brothers, Inc. for the offering of 8% Subordinated Convertible Notes issued in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

10.38	Placement Agency Agreement with Taglich Brothers, Inc. for the offering of 8% Subordinated Convertible Notes issued in March 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2017).

10.39	Placement Agency Agreement with Taglich Brothers, Inc. dated November 29, 2017 for the offering of shares of common stock and warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2017).

10.40	Subscription Agreement for the offering of shares of common stock and warrants (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2017).

10.41	Placement Agency Agreement with Taglich Brothers, Inc. dated September 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.42	Subscription Agreement with RBI Private Investment III, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.43	Form of Subscription Agreement for offering of Subordinated Notes due May 31, 2019 and shares of common stock, together with form of Subordinated Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2018).

10.44	Placement Agency Agreement for offering of Subordinated Notes due May 31, 2019 and shares of common stock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018)

10.45	Form of Subscription Agreement for July 2018 offering of sale of shares of common stock.(incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018 filed August 15, 2018).

10.46	Placement Agency Agreement with Taglich Brothers, Inc. dated September 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.47	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.48	Placement Agency Agreement with Taglich Brothers, Inc. dated May 17, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018).

10.49	Form of Subordinated Note due May 31, 2019 (see Exhibit A to Exhibit 10.2). (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2018).

10.50	Form of Subscription Agreement for Subordinated Notes and shares of Common Stock (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2018).

Other Material Agreements

10.51	Purchase Agreement with the Purchasers dated January 15, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

Equity Incentive Plans

10.52	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.53	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.54	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.55	2017 Equity Incentive Plan incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017.

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended March 31, 2017 filed on April 30, 2018.

21.1	Subsidiaries.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 1, 2019 in the capacities indicated.

Signature	Capacity

/s/ Luciano Melluzzo	President and CEO
Luciano Melluzzo	(principal executive officer)

/s/ Michael E. Recca	Chief Financial Officer
Michael E. Recca	(principal financial and accounting officer)

/s/ Michael N. Taglich	Chairman of the Board
Michael N. Taglich

/s/ Peter D. Rettaliata	Director
Peter D. Rettaliata

/s/ Robert F. Taglich	Director
Robert F. Taglich

/s/ David J. Buonanno	Director
David J. Buonanno

/s/ Robert Schroeder	Director
Robert Schroeder

/s/ Michael Brand	Director
Michael Brand

/s/ Michael Porcelain	Director
Michael Porcelain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, among other going concern matters discussed, the Company has suffered a net loss in 2018 and is dependent upon future issuances of equity or other financing to fund ongoing operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change In Accounting Estimate Effected By A Change in Accounting Principal

As discussed in Note 3 to the financial statements, management has elected to change its method of accounting for pre-production engineering costs in the 2018 financial statements. Our opinion is not modified in respect to that matter.

We have served as the Company’s auditors since 2008.

Saddle Brook, NJ

April 1, 2019

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$2,012,000	$630,000
Escrow Deposits		-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $524,000 and $494,000, respectively	6,522,000	5,464,000
Inventory	29,051,000	31,141,000
Prepaid Expenses and Other Current Assets	414,000	214,000
Prepaid Taxes	49,000	49,000
Assets Held for Sale	-	10,082,000
Total Current Assets	38,048,000	47,580,000

Property and Equipment, Net	8,777,000	10,050,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $0 and $5,380,000, respectively	-	2,188,000
Deferred Financing Costs, Net, Deposits and Other Assets	768,000	665,000
Goodwill	163,000	272,000

TOTAL ASSETS	$47,756,000	$60,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$16,793,000	$23,131,000
Notes Payable – Related Party – Current Portion	2,552,000	262,000
Accounts Payable and Accrued Expenses	8,723,000	10,872,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	881,000	931,000
Liabilities Directly Associated with Assets Held for Sale	-	2,795,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	29,007,000	38,049,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	3,438,000	1,798,000
Notes Payable – Related Party – Net of Current Portion	2,283,000	1,650,000
Deferred Gain on Sale - Net of Current Portion	257,000	295,000
Deferred Rent	1,165,000	1,197,000
TOTAL LIABILITIES	36,150,000	42,989,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 outstanding at December 31, 2018 and 2017	-	-
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 28,392,070 and 25,213,805 Shares Issued and Outstanding as of December 31, 2018 and December 31, 2017, respectively	28,000	25,000
Additional Paid-In Capital	76,101,000	71,272,000
Accumulated Deficit	(64,523,000)	(53,531,000)
TOTAL STOCKHOLDERS’ EQUITY	11,606,000	17,766,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,756,000	$60,755,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations For the Years Ended December 31,

	2018	2017

Net Sales	$46,309,000	$49,869,000

Cost of Sales	40,895,000	45,002,000

Gross Profit	5,414,000	4,867,000

Operating Expenses	8,839,000	11,430,000

Impairment of goodwill	(109,000)	(6,195,000)

Impairment on abandonment of assets	(386,000)	-

Capitalized engineering costs writeoff	(2,043,000)	-

Loss from Operations	(5,963,000)	(12,758,000)

Interest and Financing Costs	(3,921,000)	(3,378,000)

Loss on Extinguishment of Debt	-	(112,000)

Other Income (Expense), Net	278,000	(22,000)

Loss before Provision for Income Taxes	(9,606,000)	(16,270,000)

(Benefit from) Provision for Income Taxes	3,000	(197,000)

Loss from Continuing Operations, net of taxes	(9,609,000)	(16,073,000)

Loss from Discontinued Operations, net of taxes
Losses from discontinued operating activities	(1,042,000)	(6,678,000)

Loss (Gain) on Sale of Subsidiary	(341,000)	200,000

Total Loss from Discontinued Operations, net of tax	(1,383,000)	(6,478,000)
Net Loss	$(10,992,000)	$(22,551,000)
Net Loss per share – basic
Continuing operations	(0.36)	$(1.21)
Discontinued operations	$(0.05)	$(0.49)
Net Loss per share – diluted
Continuing operations	(0.36)	(1.21)
Discontinued operations	$(0.05)	$(0.49)

Weighted average shares outstanding – basic	26,897,639	13,230,775
Weighted average shares outstanding – diluted	26,900,952	13,230,775

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	1,202,548	$1,000	7,626,945	$7,000	$55,862,000	$(30,980,000)	$24,890,000
Issuance of Preferred Stock	91,893	-	-	-	-	-	-
Fair Value Allocation of Warrants	-	-	-	-	2,500,000	-	2,500,000
Issuance of Common stock	-	-	5,900,390	6,000	7,621,000	-	7,627,000
Common stock issued for directors fees	-	-	154,463	-	232,000	-	232,000
Common stock issued for legal fees	-	-	92,000	-	200,000	-	200,000
Conversion of preferred to common	(1,294,441)	(1,000)	8,629,606	9,000	-	-	8,000
Common stock issued for convertible notes	-	-	2,810,401	3,000	4,525,000		4,528,000
Stock Compensation Expense	-	-	-	-	332,000	-	332,000
Net Loss	-	-	-	-	-	(22,551,000)	(22,551,000)
Balance, December 31, 2017	-	-	25,213,805	$25,000	$71,272,000	$(53,531,000)	$17,766,000

Fair Value Allocation of Warrants	-	-	-	-	193,000	-	193,000
Issuance of Common stock	-	-	2,139,235	2,000	2,812,000	-	2,812,000
Common stock issued for directors fees	-	-	253,071	-	305,000	-	305,000
Common stock issued for legal fees	-	-	123,456	-	200,000	-	200,000
Common stock issued for convertible notes accrued interest payment	-	-	663,286	1,000	1,026,000	-	1,027,000
Stock Compensation Expense	-	-	-	-	293,000	-	293,000
Net Loss	-	-	-	-	-	(10,992,000)	(10,992,000)
Balance, December 31, 2018	-	-	28,392,853	$28,000	$76,101,000	(64,523,000)	$11,606,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,992,000)	$(22,551,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	2,877,000	2,723,000
Amortization of intangible assets	-	673,000
Amortization of capitalized engineering costs	668,000	423,000
Loss on impairment of goodwill – continuing operations	109,000	6,195,000
Loss on impairment of goodwill – discontinued operations	-	3417,000
Bad debt expense	49,000	87,000
Non-cash employee compensation expense	292,000	332,000
Non-cash directors compensation expense	64,000	232,000
Amortization of deferred financing costs	212,000	267,000
Deferred gain on sale of real estate	(38,000)	(38,000)
(Gain) on sales of subsidiaries	340,000	(200,000)
Change in useful life of capitalized engineering costs	2,043,000	-
Loss on impairment of intangible assets – discontinued operations	-	1,085,000
Loss on Assets Held for Sale	386,000	1,563,000
Loss on extinguishment of debt	-	112,000
Amortization of convertible notes payable	941,000	2,301,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Assets held for sale - AMK Cash	-	39,000
Accounts receivable	(561,000)	1,004,000
Inventory	1,395,000	905,000
Prepaid expenses and other current assets	39,000	281,000
Prepaid taxes	-	360,000
Deposits and other assets	(1,112,000)	(113,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(1,127,000)	(3,527,000)
Deferred rent	3,000	34,000
Deferred revenue	2,076,000	410,000
NET CASH USED IN OPERATING ACTIVITIES	(2,336,000)	(3,986,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(523,000)	(985,000)
Purchase of property and equipment	(1,264,000)	(1,514,000)
Proceeds from sale of subsidiary	5,472,000	4,260,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,685,000	1,761,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	(2,415,000)	(7,938,000)
Payments of note payable – term notes	(1,899,000)	(3,178,000)
Capital lease obligations	(1,286,000)	(1,397,000)
Proceeds from note payable – related party	2,803,000	2,660,000
Proceeds from notes payable – third parties	70,000	4,184,000
Payments of notes payable – third parties	-	(463,000)
Deferred financing costs	(125,000)	(50,000)
Proceeds from issuance of common stock	2,885,000	7,733,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,000	1,551,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	1,382,000	(674,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	630,000	1,304,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,012,000	$630,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2018	2017

Supplemental cash flow information
Cash paid during the period for interest	$1,509,000	$2,035,000
Cash paid during the period for income taxes	$2,000	$8,000

Supplemental schedule of non-cash investing and financing activities
Common Stock issued for notes payable - related party	330,000	2,254,000
Common Stock issued for notes payable - third parties	30,000	1,941,000
Common Stock issued in lieu of accrued interest	1,027,000	-
Placement agent warrants issued	-	85,000

Preferred stock issued for PIK dividends	$-	$913,000

Acquisition of property and equipment financed by capital lease	$-	$225,000

Classification of assets held for sale	$-	$10,082,000

Liabilities directly associated with assets held for sale	$-	$(2,795,000)

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

The accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Welding Metallurgy, Inc. (“WMI” or “Welding”), Miller Stuart, Inc. (“Miller Stuart”), Nassau Tool Works, Inc. (“NTW”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), AMK Welding, Inc. (“AMK”), Air Realty Group, LLC (“Air Realty”)  Sterling Engineering Corporation (“Sterling”), and Compac Development Corporation (“Compac”), together, the (“Company”).

Going Concern

The Company suffered losses from operations of $5,963,000 and $12,758,000 for the years ended December 31, 2018 and 2017, and net losses of $10,992,000 and $22,551,000 for the years ended December 31, 2018 and 2017, respectively. The Company also had negative cash flows from operations for the year ended December 31, 2017. In January 2017, the Company sold one of its operating subsidiaries. In December 2018, the Company sold a majority of its Aerostructures & Electronics segment. During the year ended December 31, 2016 and subsequent thereto, the Company sold in excess of $29,856,000 in debt and equity securities to secure funds to operate its business.

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

The proceeds of the sale of AMK were applied as follows: $1,700,000 to the payment of the Term Loan (as defined in the PNC Loan Agreement), $1,800,000 to the payment of outstanding Revolving Advances (as defined in the PNC Loan Agreement), and $500,000 to the payment of existing accounts payable. The remaining $500,000 later was applied to the payment of the Revolving Advance.

Sale of Welding Metallurgy Inc.

On December 20, 2018, the Company sold all of the outstanding shares of WMI including its wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp to CPI Aerostructures, Inc., pursuant to a Stock Purchase Agreement (SPA) for a purchase price of $9,000,000, reduced by a working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. The amount of the working capital deficit has been contested by CPI and the discrepancy will likely be resolved through arbitration in accordance with the terms of the Stock Purchase Agreement.

At December 31, 2017, WMI’s assets and liabilities had been reclassified as Assets Held for Sale and Liabilities Directly Associated with Assets Held for Sale, respectively.

Closing EPC and ECC

On April 30, 2018 Eur Pac Corporation (EPC) received a “Notice of Proposed Debarment” from the Department of the Navy – its principal customer. Immediately after receiving this notice, EPC and AIRI retained counsel to appeal the proposed debarment, and submitted information in opposition to the proposed debarment, and EPC representatives met with the Navy to discuss the matter.

On November 8, 2018 EPC received formal notice from the Department of the Navy that EPC’s opposition to debarment was rejected and that EPC was debarred from future government contracts until October 29, 2020. Management implemented its plan to complete existing contracts that had already been awarded and closed EPC by March 31, 2019.

The Company recognized a loss on abandoned assets of $386,000 in connection with the shutdown of EPC. Additionally, the Company determined that goodwill for ECC in the amount of $109,000 had been impaired and is included in the loss from continuing operations.

Subsequent Events

On January 15, 2019, the Company entered into a Purchase Agreement with 15 accredited investors (the “Purchasers”), pursuant to which the Company assigned to the Purchasers all of its right, title and interest to the remaining $1,136,710 of the $1,500,000 in payments due from Meyer Tool, Inc. for the sale of AMK Welding, Inc. (the “Remaining Amount”) for an aggregate purchase price of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The payments are based upon the net sales of AMK Welding, Inc., which the Company sold to Meyer Tool in January 2017. The Purchasers have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from us commencing March 31, 2023 (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be made to the Company.

The Purchasers have agreed to pay Taglich Brothers, Inc. a fee equal to 2% per annum of the purchase price paid by such Purchasers, payable quarterly, to be deducted from the payments of the Remaining Amount, for acting as paying agent in connection with the assignment of the Company’s rights to the payments from Meyer Tool. Michael and Robert Taglich, directors of the Company, are the principals of Taglich Brothers, Inc.

On January 15, 2019, the Company issued its 7% senior subordinate convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together the “Notes” and each a “Note”), to Michael Taglich and Robert Taglich, each for a purchase of $1,000,000. Each Note bears interest at the rate of 7% per annum, is convertible to shares of the Company’s common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Note, is subordinated to the Company’s indebtedness under its credit facility with PNC Bank, National Association, and matures at December 31, 2020, or earlier upon an Event of Default (as defined in the Note).

The Company will pay Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the Notes), payable in the form of a promissory note having terms similar to the Notes, in connection with the purchase of the Notes.

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold WMI in December 2018. As such, this business is reported as discontinued operations for the years ended December 31, 2018 and 2017. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The Company has not segregated the cash flows of this business in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations:

	December 31,
	2018	2017
Net revenue	$13,852,000	$13,129,000
Cost of goods sold	13,596,000	11,245,000
Gross profit	256,000	1,884,000
Operating expenses:
Selling, general and administrative	1,306,000	2,488,000
Loss on assets held for sale	-	2,648,000
Impairment of Goodwill	-	3,417,000
Total operating expenses	1,306,000	8,553,000
Interest expense	1,000	(12,000)
Other income	7,000	3,000
Loss from discontinued operations before income taxes	(1,042,000)	(6,678,000)

Provision for income taxes	-	-
Net loss from discontinued operations	$(1,042,000)	$(6,678,000)

The following table presents a reconciliation of WMI net cash flow from operating, investing and financing activities for the periods indicated below:

	2018		2017
Net cash used in operating activities - discontinued operation	$	(439,000)	$(2,765,000)
Net cash used in investing activities - discontinued operation		$49,000	$(33,000)
Net cash provided by financing activities - discontinued operations		$475,000	$2,665,000

Depreciation and amortization		$156,000	$375,000
Capital expenditures		$-	$(33,000)

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

Discontinued Operations

Prior to its sale, WMI was classified as a discontinued operation (see “Note 2 - Discontinued Operations”). As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or an estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. The value of the majority of the items in inventory has been estimated using a gross profit percentage based on sales of previous periods compared to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value is based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory.

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

 Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include purchase deposits, miscellaneous prepaid expenses and cash in escrow less a reserve. The changes in the reserve are shown below.

Description	Balance at Beginning of Year	Charges to Loss on Sale of Subsidiary	Deductions	Balance at end of year
Valuation reserve deducted from Prepaid Expenses and Other Current Assets:
Year ended December 31, 2018	$-	$1,770,000	$-	$1,770,000
Year ended December 31, 2017	$-	$-	$-	$-

Assets Held for Sale and Liabilities Directly Associated

Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and included in current assets. Liabilities associated to business units held for sale are classified as a current liability.

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. Even though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of the Company’s machines. The pre-production costs associated with a particular contract are capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs were amortized on a straight-line basis over the estimated length of the contract, or if shorter, three years.

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

Based on various technological advances by our customer’s and the rapid pace of innovation including change in future production methodologies and systems, it has become more complicated to estimate the future life and recoverability of the assets we are currently capitalizing. It is the belief of the Company that it would be preferable and therefore justifiable to expense these costs as incurred through cost of goods sold, rather than continue to capitalize these costs and amortize them through operating expense.

As of December 31, 2018, the Company has written off all capitalized engineering costs.

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation and amortization. Repair and maintenance charges are expensed as incurred. Property, equipment, and improvements are depreciated using the straight-line method over the estimated useful lives of the assets or the particular improvements. Expenditures for repairs and improvements in excess of $10,000 that add to the productive capacity or extend the useful life of an asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit.

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. There has been no impairment as of December 31, 2018 and 2017.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers”, as amended regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with Customers. Under the new standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

There was no cumulative financial statement effect of initially applying the new revenue standard because an analysis of our contracts supported the recognition of revenue consistent with our historical approach. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact on the Company’s revenues or net income on an ongoing basis.

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

Our rights to payments for goods transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 75 days.

For 2017 the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when products are shipped and/or the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

For 2018 and 2017, the Company recognized certain revenues under a bill and hold arrangement with two of its large customers. For any requested bill and hold arrangement, the Company made an evaluation as to whether the bill and hold arrangement qualified for revenue recognition. The customer would initiate the request for the bill and hold arrangement. The customer must have made its request in writing in addition to their fixed commitment to purchase the item. The risk of ownership has passed to the customer, payment terms were not modified and payment would be made if the goods had shipped.

The Company had approximately $89,000 and $619,000 of net sales that were billed but not shipped under such bill and hold arrangements as of December 31, 2018 and 2017, respectively.

Payments received in advance from customers are recorded as deferred revenue until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work order is issued prior to the final delivery.

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

Credit and Concentration Risks

There were three customers that represented 70.0% of total sales, and three customers that represented 62.0% of total sales for the years ended December 31, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2018	2017

1	30.7	20.5
2	27.4	25.5
3	11.9	*
4	*	16.0

*	Customer was less than 10% of sales at December 31, 2018 and 2017, respectively.

There were two customers that represented 64.5% of gross accounts receivable and three customers that represented 68.7% of gross accounts receivable at December 31, 2018 and 2017, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	December	December
	2018	2017
1	38.3	41.9
2	26.2	14.6
3	*	12.2

*	Customer was less than 10% of gross accounts receivable at December 31, 2018.

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

The Company adopted FASB Accounting Standards Update 2015 - 17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company has applied this guidance prospectively and has not restated prior period balances.

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2018	2017

Weighted average shares outstanding used to compute basic earnings per share	26,897,639	13,230,775
Effect of dilutive stock options and warrants	3,313	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	26,900,952	13,230,775

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2018	2017
Stock Options	568,000	354,000
Warrants	1,960,000	1,480,000
	2,528,000	1,834,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the years:

	December 31,	December 31,
	2018	2017
Stock Options	3,000	146,000
Warrants	7,000	41,000
	10,000	187,000

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at December 31, 2018 relates to the acquisition of NTW. The goodwill amount of $272,000 at December 31, 2017 relates to the acquisitions of NTW $163,000 and ECC $109,000.

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

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist. As discussed above, the Company adopted ASU 2011-08 and performs a qualitative assessment in the fourth quarter of each year to determine whether it was more likely than not that the fair value of a reporting unit is less than its carting amount.

During 2018 the company determined that goodwill for ECC in the amount of $109,000 had been impaired and is included in the loss from continuing operations.

During 2017, the Company determined that goodwill for Eur-Pac and Sterling in the amounts of $1,655,000 and $4,540,000, respectively, had been impaired. The total of $6,195,000 was included in the loss from continuing operations.

Also, during 2017, the Company determined that goodwill for Welding, Woodbine and Compac in the amounts of $292,000, $2,565,000, $560,000, respectively, had been impaired. The total of $3,417,000 was included in loss from discontinued operations.

Freight Out

Freight out is included in operating expenses and amounted to $151,000 and $196,000 for the years ended December 31, 2018 and 2017, respectively.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. An “emerging growth company,” may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.0 billion in annual sales, that has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1.0 billion of non-convertible debt over a three year period. A company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. The Company has elected to take advantage of the benefits of this extended transition period until December 31, 2018, the date that it was no longer an “emerging growth company”.

Recently Issued Accounting Pronouncements

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company’s current lease arrangements expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 (“ASU 2017-01”), Business Combinations, which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The first part of the guidance provides a screen to determine when a set is not a business; the second part of the guidance provides a framework to evaluate whether both an input and a substantive process are present. The guidance will be effective after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for transactions that have not been reported in issued financial statements. The Company does not believe that the adoption of this pronouncement has an impact on the the presentation of its financial statements.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018. The Company does not believe that the adoption of these amendments have an impact on its consolidated financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on the Company’s consolidated financial statements as of and for the year ending December 31, 2018. See Note 15, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements, as non-employee stock compensation is nominal relative to the Company’s total expenses as of December 31, 2018.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2018- 17 will have on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning April 1, 2019 and subsequent interim periods. The Company’s current lease arrangements expire through 2021 and the Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Reclassifications occurred to certain 2017 amounts to conform to the 2018 classification.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2018	2017

Accounts Receivable Gross	$7,046,000	$5,958,000
Allowance for Doubtful Accounts	(524,000)	(494,000)
Accounts Receivable Net	$6,522,000	$5,464,000

The allowance for doubtful accounts for the years ended December 31, 2018 and 2017 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2018
Allowance for Doubtful Accounts	$494,000	$30,000	$-	$524,000
Year ended December 31, 2017
Allowance for Doubtful Accounts	$403,000	$91,000	$-	$494,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2018	2017

Raw Materials	$4,622,000	$5,346,000
Work In Progress	17,530,000	19,947,000
Finished Goods	10,915,000	10,122,000
Inventory Reserve	(4,016,000)	(4,274,000)
Total Inventory	$29,051,000	$31,141,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value.

	Balance at Beginning of Year	Additions to Reserve	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2018
Reserve for Inventory	$(4,274,000)	$(163,000)	$421,000	$(4,016,000)
Year ended December 31, 2017
Reserve for Inventory	$(3,776,000)	$(503,000)	$5,000	$(4,274,000)

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2018	2017

Land	$300,000	$300,000
Buildings and Improvements	1,708,000	1,650,000	31.5 years
Machinery and Equipment	11,579,000	11,554,000	5 - 8 years
Capital Lease Machinery and Equipment	6,495,000	6,534,000	5 - 8 years
Tools and Instruments	9,882,000	8,538,000	1.5 - 7 years
Automotive Equipment	177,000	172,000	5 years
Furniture and Fixtures	303,000	311,000	5 - 8 years
Leasehold Improvements	520,000	528,000	Term of Lease
Computers and Software	425,000	406,000	4 - 6 years
Total Property and Equipment	31,389,000	29,993,000
Less: Accumulated Depreciation	(22,612,000)	(19,943,000)
Property and Equipment, net	$8,777,000	$10,050,000

Depreciation expense for the years ended December 31, 2018 and 2017 was approximately $2,720,000 and $2,548,000, respectively. Assets held under capitalized lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2018 and 2017. Accumulated depreciation on these assets was approximately $4,827,000 and $3,595,000 as of December 31, 2018 and 2017, respectively.

Note 7. INTANGIBLE ASSETS

The components of the intangibles assets at December 31, consisted of the following:

	December 31,	December 31,
	2018	2017

Customer Relationships	$4,925,000	$4,925,000	5 to 14 years
Non-Compete	50,000	50,000	5 years
Total Intangible Assets	4,975,000	4,975,000
Less: Accumulated Amortization	(4,975,000)	(4,975,000)
Intangible Assets, net	$-	$-

The expense for amortization of the intangibles for the years ended December 31, 2018 and 2017 was approximately $0 and $471,000, respectively. As of December 31, 2017 intangible assets had been fully amortized.

Note 8. ASSETS HELD FOR SALE AND LIABILITES DIRECTLY ASSOCIATED

WMI

As discussed in Note 1, on December 20, 2018, the Company sold all of its outstanding shares of WMI and its subsidiaries to CPI for a purchase price of $9,000,000, reduced by a working capital adjustment of ($1,093,000). At December 31, 2017, the Company reclassified its assets held for sale and the liabilities directly associated to these assets. The components of these assets and liabilities are as follows:

Components of Assets Held for Sale and Liabilities Directly Associated

December 31, 2017
Assets Held for Sale
Accounts Receivable, net of allowance for doubtful accounts	$2,217,000
Inventory, net of reserves	8,065,000
Prepaid and other assets	485,000
Property and equipment, net of accumulated depreciation	878,000
Impairment of Assets Held for Sale	(1,563,000)

Assets Held for Sale	$10,082,000

Accounts payable and accrued expenses	2,138,000
Deferred Revenue	521,000
Notes Payable & Capital lease obligations	11,000
Deferred rent	125,000

Liabilities directly associated to Assets Held for Sale	$2,795,000

Additionally, WMI’s operations were previously reported in the Company’s Aerostructures & Electronics segment. The amounts below represent WMI’s operations that have been excluded from this segment for the years ended December 31, 2018 and 2017, respectively:

Segment Data	2018	2017
Aerostructures & Electronics
Net Sales	$13,853,000	$13,129,000
Gross Profit	256,000	1,884,000
Pre Tax (Loss) Income	(1,042,000)	(6,678,000)
Assets	-	10,082,000

Note 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2018	2017

Accounts Payable	$6,782,000	$8,634,000
Accrued Expenses	1,941,000	2,238,000
	$8,723,000	$10,872,000

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

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $295,000 and $333,000 as of December 31, 2018 and 2017, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

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

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions”.

Note 11. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2018	2017

Revolving credit note payable to PNC Bank N.A. (“PNC”)	$14,043,000	$16,455,000
Term loans, PNC	1,572,000	3,471,000
Capital lease obligations	1,786,000	3,073,000
Related party notes payable, net of debt discount	4,835,000	1,912,000
Other note payable	2,830,000	1,930,000
Subtotal	25,066,000	26,841,000
Less: Current portion of notes and capital obligations	(19,345,000)	(23,393,000)
Notes payable and capital lease obligations, net of current portion	$5,721,000	$3,448,000

PNC Bank N.A. (“PNC”)

The Company has a Loan Facility with PNC that has been amended many times during its term. Substantially all of its assets are pledged as collateral under the Loan Facility. The Company is required to maintain a lockbox account with PNC, into which substantially all of its cash receipts are paid. The Loan Facility provides for a $15,000,000 revolving loan and a term loan with a balance of $1,572,000 at December 31, 2018 (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the Loan Facility require, among other things, that the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, we are limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay as defined in the Loan Facility.

The Loan Facility has been amended many times during its term, most recently on May 30, 2018 (the “Sixteenth Amendment”), January 2, 2019 (the “Seventeenth Amendment”) and February 8, 2019 (the “Eighteenth Amendment”).

The Sixteenth Amendment waived Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017, December 31, 2017 and March 31, 2018. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. The Company complied with these new covenants for the three-months ended March 31, 2018, the six-month period ended June 30, 2018 and the nine-month period ended September 30, 2018. In addition, the Company is prohibited from paying dividends to its stockholders and limits capital expenditures.

Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC has agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that we reduce the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes and capital lease obligations.

Both the revolving loan, inclusive of the Out-of Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to its agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”), we are obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of our Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of the AMK Revenue Stream Payments resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires us to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At December 31, 2018 we were in compliance with the minimum EBIDA covenant.

As of December 31, 2018, our debt to PNC in the amount of $15,615,000 consisted of the revolving credit loan in the amount of $14,043,000 and the term loan in the amount of $1,572,000. The revolver balance was increased to include the Company’s negative general ledger balances of its controlled disbursement cash accounts. As of December 31, 2017, our debt to PNC in the amount of $19,926,000 consisted of the revolving credit note due to PNC in the amount of $16,455,000 and the term loan due to PNC in the amount of $3,471,000. In addition, as of December 31, 2018 we had capitalized lease obligations to third parties of $1,786,000, as compared to capitalized lease obligations to third parties of $3,073,000 as of December 31, 2017.

As of December 31, 2018 the future minimum principal payments for the term loans are as follows:

For the year ending	Amount
December 31, 2019	$1,478,000
December 31, 2020	94,000

PNC Term Loans payable	1,572,000
Less: Current portion	1,572,000
Long-term portion	$-

Interest expense related to these credit facilities amounted to approximately $1,775,000 and $2,122,000 for the years ended December 31, 2018 and 2017, respectively.

Capital Leases Payable – Equipment

The Company is committed under several capital leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Capital lease obligations totaled $1,786,000 and $3,073,000 as of December 31, 2018 and 2017, respectively, with various interest rates ranging from approximately 4% to 14%.

As of December 31, 2018, the aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2019	$1,264,000
December 31, 2020	542,000
December 31, 2021	52,000
December 31, 2022	15,000
Thereafter	-
Total future minimum lease payments	1,873,000
Less: imputed interest	(87,000)
Less: current portion	(1,196,000)
Total Long Term Portion	$590,000

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

In November 2017, Michael Taglich and Robert Taglich purchased 144,927 shares and 72,463 shares, respectively, of common stock, together with warrants to purchase an additional 48,000 shares and 24,000 shares, respectively, of common stock, for a purchase price of $200,000 and $100,000, respectively, in a private placement of the Company’s equity securities completed in January 2018 from which the Company received gross proceeds of $2,000,000. Taglich Brothers, Inc., which as placement agent for the sale of the shares and warrants, received a placement agent fee equal to $160,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the shares and warrants issued in the offering. See Note 12 below.

Private Placement of Subordinated Notes due May 31, 2019, together with Shares of Common Stock

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

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $4,835,000 and $1,912,000, as of December 31, 2018 and December 31, 2017, respectively.

The gross proceeds of $1,200,000 was completed in the following closings:

Date	Gross Proceeds	Promissory Note	$	Common Stock Price	Shares
3/29/2018	1,000,000	700,000	300,000	1.68	178,571
4/4/2018	100,000	70,000	30,000	1.68	17,857
5/21/2018	100,000	70,000	30,000	1.64	18,334

Total	1,200,000	840,000	360,000		214,762

Private Placements of 8% Subordinated Convertible Notes and Amendments Thereto

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

During the year ended December 31 2018, we issued $297,000 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of September 30, 2018, we had outstanding $4,775,000 principal amount of 8% Notes, of which $2,575,000 principal amount was due on November 30, 2018 and $2,200,000 principal amount was due on February 28, 2019.

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

Note 12. STOCKHOLDERS’ EQUITY

Issuance of Series A Preferred Stock and Related Financings

Preferred Stock

During 2016 we issued shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) in a series of private financings. The shares were converted into shares of our common stock in connection with the public offering of our common stock in July 2017 (the “Public Offering”).

The shares of Series A Preferred Stock had a stated value of $10.00 per share and are were initially convertible into shares of common stock at a price of $4.92 per share (subject to adjustment upon the occurrence of certain events). When issued, the dividend rate on the Series A Preferred Stock was 12% per annum, payable quarterly and was to increase to 15% per annum if we were to issue additional shares of Series A Preferred Stock (“PIK Shares”) in lieu of payment of cash dividends payable until June 15, 2018, and to 16% per annum after June 2018, 19% per annum to the extent dividends were paid in additional shares of Series A Preferred Stock (“PIK Shares”). In July 2017, the Company amended the Certificate of Designation authorizing the issuance of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into common stock at a conversion price of $1.50 per share (a conversion rate of 6.6667 shares of common stock per share of Series A Preferred Stock), the offering price of the shares of common stock in the Public Offering, subject to stockholder approval in accordance with the applicable rules of the NYSE MKT, which was subsequently obtained on October 3, 2017 at the Company’s 2017 Annual Meeting of Stockholders., In addition, the amendment to the Certificate of Designation eliminated the liquidation preference and quarterly dividend payable to holders of the Series A Preferred Stock. Under the terms of the amendment, holders of the Series A Preferred Stock were to share ratably with the holders of the common stock on an as-converted basis (2.0325 shares of common stock for each share of Series A Preferred Stock held of record) with respect to dividends declared, paid or set aside for payment, assets available for distribution to stockholders upon the liquidation, dissolution or winding up of the Company’s affairs, in addition to voting upon the election of directors and other matters submitted to stockholders for approval, except for matters requiring a class vote of the holders of the Series A Preferred Stock specified in the Certificate of Designation or under applicable law.

On October 3, 2017, holders of 1,294,551 outstanding shares of the Company’s Series A Preferred Stock automatically converted into 8,629,606 shares of common stock.

As of December 31, 2018 and 2017, the Company had no outstanding shares of Series A Preferred Stock.

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

On November 29, 2017, Company entered into a Placement Agency Agreement with Taglich Brothers, Inc. as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of common stock for each $100,000 of shares purchased (the Warrants”), in a private placement exempt from the registration requirements of the Securities Act. The Offering was completed in four closings for gross proceeds of $2,000,000 as follows:

	Total	Shares		Warrants
Date	Investment	# of shares	Price	# of warrants	Ex Price
11/29/2017	$300,000	217,390	$1.38	72,000	$1.50
12/5/2017	400,000	320,000	$1.25	96,000	$1.50
12/29/2017	235,000	188,000	$1.25	56,400	$1.50
Subtotal- 2017	935,000	725,390		224,400
1/9/2018	1,065,000	852,000	$1.25	255,600	$1.50
Total Offering	$2,000,000	1,577,390		480,000

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

In connection with the Offering completed from November 2017 through January 2018, Taglich Brothers, Inc., a related party, which acted as placement agent for the sale of the Shares and Warrants, is entitled to a placement agent fee equal to $104,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants. Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc.

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

During year ended December 31, 2018, the Company issued 123,456 shares of common stock in lieu of cash payment for various services provided to the Company and 253,071 shares of common stock in payment of directors’ fees.

Note 13. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the “Union”). The Agreement was renewed as of December 31, 2018 and expires on December 31, 2021 and covers all of AIM’s production personnel, of which there are approximately 104 people. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees. Medical benefits for union employees are provided through a policy with Extensis, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $172,000 and 136,000 for the years ended December 31, 2018 and 2017, respectively.

The Company adopted ASU No. 2011-09, “Compensation - Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan and no further disclosures are required.

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

Note 14. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its facilities under various operating lease agreements, which contain renewal options and escalation provisions. Rent expense was $1,668,000 and $1,544,000 for the years ended December 31, 2018 and 2017, respectively. The Company is responsible for paying all operating costs under the terms of the leases. As of December 31, 2018, the aggregate future minimum lease payments are as follows:

	Fifth Avenue	Lamar Street	Motor Parkway	Porter Street
For the year ending	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Total Rents
December 31, 2019	$792,000	$196,000	$113,000	$48,000	$1,149,000
December 31, 2020	817,000	202,000	-	-	1,019,000
December 31, 2021	842,000	173,000	-	-	1,015,000
December 31, 2022	868,000	-	-	-	868,000
December 31, 2023	895,000	-	-	-	895,000
Thereafter	2,604,000	-	-	-	2,604,000
Total Rents	$6,818,000	$571,000	$113,000	$48,000	$7,550,000

The leases provide for scheduled increases in base rent. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess is shown as deferred rent in the accompanying consolidated balance sheets.

On December 20, 2018, the Company sold all of the stock of WMI and WMI has relocated from this facility. The facility has been sublet and payments are to be made by the new tenant directly to the landlord.

Loss Contingencies

A number of actions have been commenced against us by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under an alleged commercial lease through the end of its term, plus attorney’s fees. We believes that we have a meritorious defense, and there was no lease on the property and that our subsidiary Compac Development Corp was a hold-over tenant occupying the space on month-to-month tenancy. We recently submitted our response to plaintiff’s motion for summary judgement.

An employee of our company commenced an action against, among others, Rechler Equity B-2, LLC and Air Industries Group, in the Supreme Court State of New York, Suffolk County, seeking compensation in an undetermined amount for injuries suffered while leaving the premises occupied by Welding Metallurgy, Inc. Rechler Equity B-2, LLC, has served a Third Party Complaint in this action against Air Industries Group, Inc. and Welding Metallurgy, Inc. We believe we are not liable to the employee and any amount we might have to pay in excess of our deductible would be covered by insurance.

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

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property we at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. We dispute the validity of the claims asserted by Contract Pharmacal and believe we have has meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement.

On October 15, 2018, a complaint was filed by a stockholder of our company in the United States District Court for the Eastern District of New York (Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming the Company and certain of its directors and a former director. The Complaint alleges that the proxy statement for our 2017 Annual Meeting contained false and misleading misstatements relating to whether brokers had discretionary authority to vote the shares of their customers in connection with the proposal to increase the number of shares we are authorized to issue (the “2017 Charter Amendment”). In the Complaint the plaintiff seeks to void the amendment and rescind any shares issued using the shares authorized by the amendment. Our Board of Directors has adopted an amendment to further increase the number of shares of Common Stock we are authorized to issue (the “2019 Charter Amendment”), subject to stockholder approval at our 2019 Annual Meeting of Stockholders, which we anticipate will be held in May or June of 2019. Counsel to our insurance carrier has advised counsel to the plaintiff of the proposed amendment. We believe that approval of the 2019 Charter Amendment will remove any issues concerning our ability to issue shares of Common Stock, or the validity of shares issued in excess of the 25,000,000 authorized pursuant to the adoption of the 2017 Charter Amendment and that any amount we may pay to resolve this action will not be material.

From time to time we also may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results. We, however, have had claims brought against us by a number of vendors due to our liquidity constraints.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest adverse to our interest.

Note 15. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2018	2017

Current
Federal tax refund	$-	$(178,000)
State	3,000	8,000
Prior Year overaccruals
Federal	-	-
State	-	(27,000)

Total (Benefit) Expense	3,000	(197,000)
Deferred Tax Benefit	(921,000)	(2,025,000)
Valuation Allowance	921,000	(2,025,000)
Net Provision for (Benefit from) Income Taxes	$3,000	$(197,000)

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2018	2017
U.S. statutory income tax rate	21.00%	34.00%
State taxes	-0.12%	0.09%
Permanent differences, overaccruals and non-deductible items	5.71%	-0.22%
Rate change and provision to return true-up	-18.36%	-22.60%
Expired stock options	0.00%	-0.19%
Deferred tax valuation allowance	-8.38%	-10.09%
Total	-0.15%	0.99%

The components of net deferred tax assets at December 31, 2018 and December 31, 2017 are set forth below:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Current:
Net operating losses	$6,811,000	$7,730,000
Bad debts	124,000	135,000
Inventory - 263A adjustment	248,000	591,000
Accounts payable, accrued expenses and reserves	-	-
Total current deferred tax assets before valuation allowance	7,183,000	8,456,000
Valuation allowance	(7,183,000)	(8,456,000)
Total current deferred tax assets after valuation allowance	-	-

Non-current:
Stock based compensation - options and restricted stock	161,000	124,000
Capitalized engineering costs	809,000	281,000
Deferred rent	248,000	299,000
Amortization - NTW Transaction	810,000	519,000
Inventory reserves	942,000	960,000
Deferred gain on sale of real estate	80,000	80,000
Accrued Expenses	49,000	-
Disallowed interest	918,000	-
Other	314,000	114,000
Total non-current deferred tax assets before valuation allowance	4,331,000	2,377,000
Valuation allowance	(2,952,000)	(758,000)
Total non-current deferred tax assets after valuation allowance	1,379,000	1,619,000

Deferred tax liabilities:
Property and equipment	(1,379,000)	(1,619,000)
Amortization – NTW Goodwill	-	-
Amortization – Welding Transaction	-	-
Total non-current deferred tax liabilities	(1,379,000)	(1,619,000)

Net non-current deferred tax asset	$-	$-

During the years ended December 31, 2018 and December 31, 2017, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2018 and 2017, the Company provided a valuation allowance on its deferred tax assets of $10,135,000 and $9,214,000, respectively.

At December 31, 2018 and 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2018 and 2017, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal and state tax authorities.

Note 16. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

Stock Options

In July 2017, the Board of Directors adopted the Company’s 2017 Equity Incentive Plan (“2017 Plan”) which authorized the grant of rights with respect to up to 1,200,000 shares. The 2017 Plan was approved by affirmative vote of the Company’s stockholders on October 3, 2017.

During the year ended December 31, 2018, the Company granted options to purchase 88,000 shares of common stock to certain of its employees and directors. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.69%; expected volatility factor of 66%; expected dividend yield of 0%; and estimated option term of 5 years.

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

The Company recorded stock based compensation expense of $293,000 and $323,000 in its consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2018	2017
Risk-free interest rates	2.69%	1.72% - 1.81%
Expected life (in years)	4.9	4.9
Expected volatility	66%	82% - 85%
Dividend yield	0.0%	0.0%

Weighted-average grant date fair value per share	$0.72	$0.90

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

A summary of the status of the Company’s stock options as of December 31, 2018 and 2017, and changes during the two years then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, January 1, 2017	636,342	$7.01
Granted during the period	695,000	1.45
Exercised during the period	-	-
Terminated/Expired during the period	(285,715)	7.66
Balance, December 31, 2017	1,048,627	3.20
Granted during the period	88,000	1.56
Exercised during the period	-	-
Terminated/Expired during the period	(298,478)	3.04
Balance, December 31, 2018	838,149	$3.08

Exercisable at December 31, 2018	598,149	$3.73

The following table summarizes information about stock options at December 31, 2018:

Range of Exercise Prices	Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - $5.00	646,000	5.2 years	$8.18
$5.01 - $20.00	192,149	1.6 years	1.56
$0.00 - $20.00	838,149	4.4 years	$3.08

As of December 31, 2018, there was $98,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 1.3 years.

The aggregate intrinsic value at December 31, 2018 was based on the Company’s closing stock price of $0.72 was $0. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the-money options exercisable as of December 31, 2018 was 0.

The weighted average fair value of options granted during the years ended December 31, 2018 and 2017 was $0.72 and $0.90 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0 and $0, respectively. The total fair value of shares vested during the years ended December 31, 2018 and 2017 was $224,718 and $235,550, respectively.

Warrants

During the year ended December 31, 2018 and 2017, the Company issued 535,600 and 971,611 warrants, respectively, in connection with convertible notes payable and common stock issuances.

The following tables summarize the Company’s outstanding warrants as of December 31, 2018 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price	Wtd. Ave. Remaining Contractual Life (years)
Balance, January 1, 2017	840,276	$5.13	4.01
Granted during the period	971,611	2.61	4.42
Exercised during the period	-	-	-
Terminated/Expired during the period	(107,785)	3.62	-
Balance, December 31, 2017	1,704,102	2.66	4.04
Granted during the period	535,600	1.45	4.35
Terminated/Expired during the period	-	-	-
Balance, December 31, 2018	2,239,702	$3.10	3.35

Exercisable at December 31, 2018	2,239,702	$3.10	3.35

The fair values of warrants granted were estimated using the Black-Sholes option-pricing model with the following assumption for the years ended December 31:

	2018	2017
Risk-free interest rates	2.33%	1.85% - 2.20%
Expected life (in years)	4.9	5
Expected volatility	116%	63%-115%
Dividend yield	0	0
Weighted-average grant date fair value per share	$1.24	$1.10-$2.89

Note 17. SEGMENT REPORTING

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

The Company currently divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists of Sterling and AMK for the period January 1, 2017 until AMK was disposed of on January 27, 2017. We also separately report our corporate segment (which was comprised of certain operating costs that were not directly attributable to a particular segment).

Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross profit contribution and assets employed. Corporate level operating costs were allocated to segments through March 31, 2018. These costs include corporate costs such as legal, audit, tax and other professional fees including those related to being a public company.

Financial information about the Company’s reporting segments for the years ended December 31, 2018 and December 31, 2017 are as follows:

	Year Ended December 31,
	2018	2017

COMPLEX MACHINING
Net Sales	$39,745,000	$38,489,000
Gross Profit	5,871,000	4,906,000
Pre Tax Loss	(75,000)	(2,839,000)
Assets	41,947,000	43,207,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	1,779,000	4,574,000
Gross (Loss) Profit	(31,000)	507,000
Pre Tax Loss	(1,380,000)	(4,233,000)
Assets	110,000	1,021,000

TURBINE ENGINE COMPONENTS
Net Sales	4,785,000	6,806,000
Gross Loss	(426,000)	(546,000)
Pre Tax Loss	(1,385,000)	(7,599,000)
Assets	5,243,000	6,157,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(6,766,000)	(1,599,000)
Assets	456,000	288,000

CONSOLIDATED
Net Sales	46,309,000	49,869,000
Gross Profit	5,414,000	4,867,000
Pre Tax Loss	(9,606,000)	(16,270,000)
(Benefit from) provision for Income Taxes	(3,000)	197,000
Loss from Discontinued Operations	(1,383,000)	(6,478,000)
Assets Held for Sale	-	10,082,000
Net Loss	(10,992,000)	(22,551,000)
Assets	$47,756,000	$50,673,000