Form 10-K/A
period 2018-12-31
AIR INDUSTRIES GROUP
filed 2019-04-08
CIK 1009891

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed to include the information required by Part III of Form 10-K previously omitted pursuant to General Instruction G(3) to Form 10-K and to correct typographical errors in the original filing of this Form 10-K filed on April 1, 2019.

AIR INDUSTRIES GROUP

FORM 10-K/A

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

On November 8, 2018 EPC received formal notice from the Department of the Navy that EPC was barred from future government contracts until October 29, 2020. Management chose to implement its plan to complete existing contracts that had already been awarded and closed EPC by March 31, 2019.

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

The large prime contractors are increasingly seeking subcontractors who can supply and are qualified to integrate the fabrication of larger, more complex and more complete subassemblies. We seek to position ourselves within the supply chain of these contractors and manufacturers to be selected for subcontracted projects. Successful positioning requires that we qualify to be a preferred supplier by achieving and maintaining independent third-party quality approval certifications, specific customer quality system approvals and top supplier ratings through strong performance on existing contracts.

During our sales and marketing efforts we let customers know that we have employees with the talent and experience to manage the manufacture of sections of aircraft structures to be delivered to the final assembly phase of the aircraft manufacturing cycle, and customers have now engaged us for these services.

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. Our long-term business generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase. We endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations.

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

Employees

As of March 22, 2019, we employed approximately 209 people. Of these, approximately 32 were in administration, 3 were in sales and procurement, and 174 were in manufacturing.

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

ITEM 2.  PROPERTIES

As part of the effort to focus on our core businesses, our executive offices have been moved to our 5.4 acre corporate campus in Bay Shore, New York. We remain liable under the lease for our previous office in Hauppauge, New York. This lease has a term which ends January 2022. The annual rent was approximately $113,000 for the lease year which began in January 2019 and increases by approximately 3% per annum each year thereafter.

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

In March 2018, we announced our intention to divest WMI Group and related operation which divestiture was completed in December 2018. These operations are part of our Aerostructures & Electronics operating segment. Although WMI Group and the related operations have been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. In November 2018, our Eur-Pac (“EPC”) subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The existing contracts that had already been awarded have been completed and the operations of the entity were effectively closed on March 31, 2019.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

Years ended December 31, 2018 and 2017:

In March 2018, we announced our intent to divest WMI Group and related operations which divestiture was completed in December 2018 enabling us to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI Group and the related operations had been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. In November 2018 our Eur-Pac subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The operations of EPC and our subsidiary Electronic Connections (“ECC”) were effectively closed on March 31, 2019. From January 2018 through the closing date of the sale of WMI Group and the completion of the wind down of Eur-Pac, respectively, both operations generated a net loss. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	2018	2017
Net sales	$46,309,000	$49,869,000
Cost of sales	40,895,000	45,002,000
Gross profit	5,414,000	4,867,000
Operating expenses and interest and financing costs	12,760,000	14,808,000
Other income (expense) net	278,000	(22,000)
Provision for (Benefit from) income taxes	3,000	(197,000)
Net loss from continuing operations	$(9,609,000)	$(16,073,000)

Balance Sheet Data:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$2,012,000	$630,000
Working capital	9,041,000	9,531,000
Total assets	47,756,000	60,755,000
Total stockholders’ equity	$11,606,000	$17,766,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2018	2017

COMPLEX MACHINING
Net Sales	$39,745,000	$38,489,000
Gross Profit	5,871,000	4,906,000
Pre Tax Loss	(75,000)	(2,839,000)
Assets	41,947,000	43,207,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	1,779,000	4,574,000
Gross (Loss) Profit	(31,000)	507,000
Pre Tax Loss	(1,380,000)	(4,233,000)
Assets	110,000	1,021,000

TURBINE ENGINE COMPONENTS
Net Sales	4,785,000	6,806,000
Gross Loss	(426,000)	(546,000)
Pre Tax Loss	(1,385,000)	(7,599,000)
Assets	5,243,000	6,157,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(6,766,000)	(1,599,000)
Assets	456,000	288,000

CONSOLIDATED
Net Sales	46,309,000	49,869,000
Gross Profit	5,414,000	4,867,000
Pre Tax Loss	(9,606,000)	(16,270,000)
(Benefit from) provision for Income Taxes	3,000	(197,000)
Loss from Discontinued Operations	(1,383,000)	(6,478,000)
Assets Held for Sale	-	10,082,000
Net Loss	(10,992,000)	(22,551,000)
Assets	$47,756,000	$50,673,000

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

Customer	Percentage of Receivables
	2018	2017
Goodrich Landing Gear Systems	38.3%	41.9%
Rohr	26.2%	14.6%
United State Department of Defense	*	12.2%

*	Customer was less than 10% of Gross Accounts Receivable at December 31, 2018.

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

Net Loss

Net loss for the year ended December 31, 2018 was $10,992,000, an improvement of $11,559,000, compared to a net loss $22,551,000 for the year ended December 31, 2017, for the reasons discussed above. Our net losses for 2018 and 2017 included net losses from the discontinued operations of WMI Group of $1,042,000 and $6,678,000, respectively. In addition, our net losses for 2018 and 2017 included impairment charge related to ongoing operations of approximately $495,000 and $6,195,000, respectively.

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

For the year ended December 31, 2018, net cash was impacted by a net loss of $10,992,000, offset by $7,943,000 of non-cash items, consisting primarily of goodwill impairment of $109,000, depreciation of property and equipment of $2,877,000, amortization of debt discount on convertible notes payable of $941,000, and amortization and change in useful life of capitalized engineering costs of $2,711,000. Operating assets and liabilities further provided cash in the net amount of $713,000, consisting primarily of the net increases in deposits and other long term assets and accounts receivable amounts of $1,112,000 and $561,000, and a decrease in inventory and accounts payable and accrued expenses in the amounts of $1,395,000 and $1,127,000, partially offset primarily by an increase in deferred revenue of $2,076,000.

For the year ended December 31, 2017, net cash was impacted by a net loss of $22,551,000, offset by $19,172,000 of non-cash items consisting primarily of goodwill impairment of $9,612,000, depreciation of property and equipment of $2,723,000, amortization of debt discount on convertible notes payable of $2,301,000, and amortization of capitalized engineering costs and intangibles of $1,096,000. Operating assets and liabilities further used cash in the net amount of $607,000, consisting primarily of the net decrease of accounts payable and accrued expenses in the amount $3,527,000 and decreases in accounts receivable, prepaid taxes and inventory of $1,004,000, $360,000 and $905,000, respectively, partially offset primarily by an increase in deferred revenue and deposits and other assets of $410,000 and $113,000, respectively.

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

For the year ended December 31, 2018, cash provided by investing activities was $3,685,000. This was comprised of the net proceeds from the sale of WMI of $5,472,000, offset by $523,000 for capitalized engineering costs and $1,264,000 for the purchase of property and equipment.

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

For the year ended December 31, 2018, cash provided by financing activities was $33,000. This was comprised of repayments of $1,899,000 on our term loan, $2,415,000 on our revolving loans, $1,286,000 on our capital lease obligations, $125,000 on our deferred financing costs, offset by proceeds from notes payable issuances of $2,803,000 to related parties and $70,000 to third parties and proceeds from the issuance of common stock of $2,885,000.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2018:

	Payment due by period (in thousands)
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Debt and capital leases	$25,153	24,544	594	15	-
Operating leases	7,769	1,149	2,253	1,763	2,604
Total	$32,922	25,693	2,847	1,778	2,604

*	The revolving loans and term loans with our senior lender are classified as due in less than 1 year, see Note 11 to our Consolidated Financial Statements.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	54	President and Chief Executive Officer
Michael E. Recca	68	Chief Financial Officer
Michael N. Taglich	53	Chairman of the Board
Robert F. Taglich	52	Director
David J. Buonanno	63	Director
Peter D. Rettaliata	68	Director
Robert C. Schroeder	52	Director
Michael Brand	61	Director
Michael D. Porcelain	50	Director

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

Board Independence

Our Board of Directors has determined that Robert Schroeder, David Buonanno, Peter Rettaliata and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

Director Compensation

Non-employee Directors are entitled to receive compensation for serving as directors and may receive option grants from our company. Each Director also is entitled to be repaid or prepaid all traveling, hotel and incidental expenses reasonably incurred or expected to be incurred in attending meetings of our Board of Directors or committees of our Board of Directors or stockholder meetings or otherwise in connection with the discharge of his duties as a Director. The compensation committee will assist the directors in reviewing and approving the compensation structure for our directors.

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Taglich		57,500	14,475	—	—	—	71,975
Robert Taglich		57,500	14,475	—	—	—	71,975
Robert Schroeder		31,000	14,475	—	—	—	45,475
David Buonanno		29,500	14,475	—	—	---	43,975
Michael Brand		31,000	14,475	—	—	---	45,475
Michael Porcelain		43,000	14,475	—	—	—	57,475
Peter Rettaliata		56,000	14,475	---	---	---	70,475

(1)	Director fees paid in shares.

Board Meetings; Committees and Membership

The Board of Directors held four meetings during the fiscal year ended December 31, 2018 (“fiscal 2018”). During fiscal 2018, each of the directors then in office attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

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

Our Audit Committee is responsible for preparing reports, statements and charters of audit committees required by the federal securities laws, as well as:

●	overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, and our internal accounting and financial controls;

●	preparing the report that SEC rules require be included in our annual proxy statement;

●	overseeing and monitoring our independent registered public accounting firm’s qualifications, independence and performance;

●	providing the Board with the results of its monitoring and its recommendations; and

●

providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

The Audit Committee held four meetings during fiscal 2018.

Compensation Committee. Our Compensation Committee is composed of Messrs. Buonanno, Brand and Porcelain. The Compensation Committee is responsible for:

●	establishing the Company’s general compensation policy, in consultation with the Company’s senior management, and overseeing the development and implementation of compensation programs;

●	reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and determining the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate;

●	reviewing and approving the compensation of all other executive officers of the Company, such other managers as may be directed by the Board, and the directors of the Company;

●	overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans;

●	approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of the Company, as an inducement material to the individual’s entering into employment with the Company, will acquire stock or options;

●	in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the Company’s policies on structuring compensation programs to preserve related tax objectives;

●	reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of the Company; and

●

preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

The Compensation Committee held one meeting during fiscal 2018.

Nominating Committee. Our Nominating Committee is composed of Messrs. Schroeder, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held one meeting during fiscal 2018.

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

Stockholder Communications

Any stockholder who desires to contact any of our Directors can write to Air Industries Group, 1460 Fifth Avenue, Bay Shore, New York 11706, Attention: Stockholder Relations. Your letter should indicate that you are an Air Industries Group stockholder. Depending on the subject matter, our stockholder relations personnel will:

●	forward the communication to the Director(s) to whom it is addressed;

●	forward the communication to the appropriate management personnel;

●	attempt to handle the inquiry directly, for example where it is a request for information about the Company, or it is a stock-related matter; or

●	not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2018, except that Form 4s reporting the grant of stock awards to directors in lieu of cash payment of directors’ fees and the receipt by Michael Taglich and Robert Taglich of shares of Common Stock in lieu of accrued interest on our 8% Subordinated Notes and the indirect beneficial ownership by Michael Taglich and Robert Taglich of pay-in-kind securities issued to Taglich Brothers, Inc., of which they are the principals, in lieu of payment of sales commissions for acting as placement agent for certain private placements of our securities were not timely filed.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

Item 11.  Executive Compensation

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2018 (the “2018 fiscal year”) and each other executive officer whose compensation for the 2018 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Luciano Melluzzo(1) President and CEO	2018 2017	280,000 80,769	— ---	— ---	--- 218,700	— ---	— ---	10,800 2,475	(2) (2)	290,800 301,944

Michael Recca	2018	203,846	—	—		—	—	5,400	(2)	209,246
CFO	2017	200,000	--	--	48,100	--	--	5,400	(2)	253,500

(1)	Mr. Melluzzo was appointed President and CEO on November 15, 2017.

(2)	Represents car allowance.

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

During the years ended December 31, 2018 and 2017, less than 1% of the total compensation paid to employees was paid in performance-based compensation, including commissions and bonuses.

Equity Awards – 2018

We did not grant any equity awards in the form of shares or options to any of the Named Executive Officers during 2018.

Outstanding Equity Awards at 2018 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Luciano Melluzzo	90,000	180,000	$1.50	09/30/2024	—	—
Michael Recca	—	50,000	1.42	7/24/2024	—	—
	25,000	25,000	10.31	5/1/2021	—	—
	56,250		6.60	8/31/2020

Equity Incentive Plans

We have four equity incentive plans, the 2017 Equity Incentive Plan (the “2017 Plan”), which our Board of Directors adopted on July 24, 2017 and our stockholders approved on October 3, 2017, the 2016 Equity Incentive Plan (“the “2016 Plan”), which our Board of Directors adopted in June 2016 and our stockholders approved on November 30, 2016, the 2015 Equity Incentive Plan (the “2015 Plan”), which our Board of Directors adopted in March 2015 and our stockholders approved in June 2015, and the 2013 Equity Incentive Plan (the “2013 Plan”), which our Board of Directors adopted in May 2013 and our stockholders approved in July 2013. The Plans are virtually identical, except that the 2017 Plan authorizes the issuance of 1,200,000 shares of Common Stock, the 2016 Plan and the 2015 Plan authorize the issuance of 350,000 shares of Common Stock and the 2013 Plan authorizes the issuance of 600,000 shares of Common Stock.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 27, 2019 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March 27, 2019, we had outstanding 28,655,572 shares of Common Stock. Except as stated in the table, the address of the holder is c/o our company, 1460 Fifth Avenue, Bay Shore, New York 11706

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent
Michael N. Taglich	6,352,951	(1)	20.23%
Robert F. Taglich	4,318,976	(2)	14.01%
Peter D. Rettaliata	140,879	(3)	*
David Buonanno	75,540	(4)	*
Robert Schroeder	171,629	(5)	*
Michael Brand	125,004	(6)	*
Michael Porcelain	64,341	(7)	*
Luciano Melluzzo, President and CEO	450,000	(8)	1.55%
Michael Recca, CFO	206,250	(9)	*
All Directors and Executive Officers as a group (9 persons owning shares)	11,505,523	(10)	33.80%

Beneficial Ownership of More Than 5% of Shares:
Richmond Brothers, Inc. et al.(11)		(11)	(11)

*	Less than 1%

(1)	Includes 3,576,090 shares owned by Mr. Taglich, 27,891 shares owned by Taglich Brothers, 2,282,621 shares he may acquire upon conversion of convertible notes (including 340,687 shares which may be acquired by Taglich Brothers), but excluding shares for accrued interest thereon, 437,849 shares he may acquire upon exercise of warrants (including 31,469 shares which may be acquired by Taglich Brothers) and 28,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes 2,082,681 shares owned by Mr. Taglich, 27,891 shares owned by Taglich Brothers, 44,760 shares owned by custodial accounts for the benefit of his children under the NY UGMA, 1,849,288 shares he may acquire upon conversion of convertible notes (including 340,687 shares that may be acquired by Taglich Brothers) , but excluding shares for accrued interest thereon, 285,856 shares he may acquire upon exercise of warrants (including 31,469 shares which may be acquired by Taglich Brothers, and 3,416 shares which may be acquired as custodian for his children) and 28,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 41,250 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 1,016 shares he may acquire upon exercise of warrants and 28,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(5)	Includes 55,278 shares he may acquire upon exercise of warrants and 28,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(6) (7)	Includes 78,500 shares he may acquire upon exercise of options exercisable within 60 days. Includes 28,500 shares he may acquire upon exercise of options exercisable within 60 days.

(8)	Includes 380,000 shares he may acquire upon exercise of options exercisable within 60 days.

(9)	Represents shares he may acquire upon exercise of options exercisable within 60 days.

(10)	Includes 3,791,222 shares that may be acquired upon conversion of convertible notes, 748,530 shares that may be acquired upon exercise of warrants and 848,500 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

(11)	The information set forth below is based on the amended Schedule 13D filed with the SEC and the Company on October 9, 2018 reflecting ownership as of that date. By virtue of their Joint Filing Agreement, dated October 9, 2018, the persons and entities affirm their membership in a group under SEC Rule 13d-5(b) and the group is deemed to beneficially own all of the shares beneficially owned by the group members. The beneficial ownership of each of the group members was disclosed as follows, based upon 27,388,914 shares outstanding:

	Sole Voting Power		Shared Voting Power	Sole Dispositive Power		Shared Dispositive Power		Total		Percent
Richmond Brothers, Inc.(a)	--		--	--		4,289,219	#	4,289,219	#	15.5%

RBI Private Investment II, LLC	15,333		--	15,333		--		15,333		*

RBI Private Investment III, LLC	1,080,000	+	--	1,080,000	+	--		1,080,000	+	3.9%

RBI PI Manager, LLC(b)	1,095,333	+	--	1,095,333	+	--		1,095,333	+	4.0%

Richmond Brothers 401(k) Profit Sharing Plan	67,006		--	67,006		--		67,006		*

David S. Richmond(c)	1,095,333	+	67,006	1,095,333	+	4,356,225	#	5,451,558	#+	19.5%

Matthew J. Curfman(d)	--		67,006	--		4,356,225	#	4,356,225	#	15.7%

(a)	Held as investment advisor to certain separately managed accounts.

(b)	Includes the shares owned by RBI Private Investment II, LLC and RBI Private Investment III, LLC.

(c)	Sole voting and dispositive power includes shares owned by Mr. Richmond directly and by RBI Private Investment II, LLC and RBI Private Investment III, LLC. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

(d)	Sole voting and dispositive power includes shares owned by Mr. Curfman. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

# Includes 312,000 shares which may be acquired upon exercise of warrants.

+ Includes 280,000 shares which may be acquired upon exercise of warrant.

* Less than 1 percent

The address for Richmond Brothers, Inc., RBI Private Investment I, LLC, RBI Private Investment II, LLC, RBI PI Manager, LLC, Richmond Brothers 401(k) Profit Sharing Plan, David S. Richmond and Matthew J. Curfman is 3568 Wildwood Avenue, Jackson, Michigan 49202.

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

Transactions

The following includes a summary of transactions since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

From time to time when needed, we have borrowed funds from Michael Taglich and Robert Taglich, as discussed below. In addition, as discussed below, Taglich Brothers, of which Michael Taglich and Robert Taglich are principals, has acted as placement agent for offerings of our securities and provided us with other investment banking and advisory services.

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to our company for use as working capital. In May 2018, these advances were applied against the purchase price of our Subordinated Notes due May 31, 2019 (the “Notes”), which we issued together with shares of Common Stock (the “Shares”), as part of a private placement (the “Note Offering”). We issued to Michael Taglich a Note in the principal amount of $1,000,000, together with 178,571 shares of Common Stock, for a purchase price of $1,000,000 and we issued to Robert Taglich a Note in the principal amount of $100,000, together with 17,857 shares of Common Stock. Seventy percent (70%) of the total purchase price for the Notes and Shares purchased by each investor was allocated to the Notes, with the remaining thirty percent (30%) allocated to the Shares. The number of Shares issued to Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the Common Stock on the trading day immediately preceding the date they purchased the Notes and shares of Common Stock in the Note Offering.  In addition, we issued to Taglich Brothers, which acted as placement agent for the Note Financing, a Note in the principal amount of $48,000 and 8,571 shares of Common Stock in lieu of cash payment for the sales commissions with respect to the Note Financing.

In September 2018, holders of a majority of the outstanding principal amount of our 8% Notes consented to an amendment to the terms of the 8% Notes to extend the maturity date to December 31, 2020 and to provide that interest on the 8% Notes, as amended (the “Amended Notes”), shall accrue and be paid on the due date of the Amended Notes or, if earlier, upon conversion of the Amended Notes into shares of our Common Stock. From and after September 30, 2018, interest on the unpaid principal amount of the Amended Notes shall accrue and be paid at the rate of six (6%) percent per annum, if paid in cash, or at the rate of eight (8%) percent per annum if converted into Common Stock.

At September 30, 2018, Michael Taglich, Robert Taglich and Taglich Brothers (collectively, the “Taglich Parties”) owned $1,300,000, $650,000 and $382,000, respectively, principal amount of 8% Notes, with accrued interest thereon from the date of issuance through September 30, 2018 of $203,613, $120,097 and $68,294, respectively. In consideration for waiving all defaults in payment of principal and accrued interest on the 8% Notes through the date of the amendment, the conversion price of the Amended Notes owned by the Taglich Parties and the other holders of the Amended Notes has been reduced to $1.50 per share, subject to the anti-dilution adjustments set forth in the Amended Notes and the 8% Notes, and we issued to the Taglich Parties and the other holders of the 8% Notes such number of shares of our common stock calculated based upon a value of $1.39 per share, the closing market price of our Common Stock on the NYSE American on September 28, 2018, the date immediately prior to the date the holders of a majority of the outstanding principal amount of the 8% Notes approved the amendment as is equal to the interest accrued on their 8% Notes from the date of issuance through September 30, 2018. As a result, we issued to Michael Taglich, Robert Taglich and Taglich Brothers 146,484 shares, 86,401 shares and 49,132 shares, respectively, of our Common Stock.

For soliciting noteholders in connection with the adoption of the amendments, we have agreed to pay Taglich Brothers $95,550, representing a fee equal to 2% of the outstanding principal amount of Notes whose registered holders (other than Taglich Brothers) received shares of our Common Stock in lieu of cash payment of accrued interest on the 8% Notes as of September 30, 2018.

On October 1, 2018, we sold 800,000 shares of our Common Stock and warrants to purchase 280,000 additional shares of our Common Stock for gross proceeds of $1,000,000 to RBI Private Investment III, LLC, an accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act (“Regulation D”), in a private offering exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. We have agreed to pay Taglich Brothers $70,000 (7% of the gross proceeds of the offering) for acting as placement agent for the offering.

On January 15, 2019, we issued our 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes” and each a “7% Note”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. Each 7% Note bears interest at the rate of 7% per annum, is convertible into shares of our Common Stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Note, is subordinated to our indebtedness under our credit facility with PNC Bank, National Association, and matures at December 31, 2020, or earlier upon an Event of Default (as defined in the 7% Notes).

We paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), in the form of a promissory note having terms similar to the 7% Notes, in connection with the purchase of the 7% Notes.

On January 15, 2019, we entered into a Purchase Agreement with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which we assigned to the Purchasers all of our right, title and interest to $1,136,710 in payments due from Meyer Tool, Inc. (the “Remaining Amount”) for an aggregate purchase price of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The payments are based upon the net sales of AMK Welding, Inc., which we sold to Meyer Tool in January 2017. The Purchasers have the right to demand payment from us of their pro rata portion of the unpaid Remaining Amount commencing March 31, 2023 (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be made to us.

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

Board Independence

Our Board of Directors has determined that Robert Schroeder, David Buonanno, Peter Rettaliata and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

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

During fiscal year 2018 and fiscal year 2017, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2018	2017
Audit Fees(1)	$612,372	$832,000
Audit Related Fees(2)	94,236	--
Tax Fees(3)	65,000	72,000

	$771,608	$904,000

(1)	Fees for services to perform our annual audit of financial statements, review of financial statements included in our quarterly filings included in Form 10-Q, and fees for services that are normally provided by the accountant for statutory and regulatory filings. This category includes fees for services rendered that only the auditor reasonably can provide, including comfort letters, consents, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations billed as audit services. The annual audit fee included in this category was $367,482 and $500,000 for 2018 and 2017, respectively. Registration statements, consents and comfort letter fees were $0 and $93,000 for 2018 and 2017, respectively. The balance of the fees in this category were for the reviews of our quarterly financial statements.

(2)	Fees for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as due diligence services related to mergers and acquisitions, accounting consultation and audits in connections with acquisitions, consultation concerning financial accounting and reporting standards not classified as audit fees and attest services not required by statute or regulation.

(3)	Fees for tax compliance, tax advice and planning. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

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

Dated: April 8, 2019

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

Saddle Brook, NJ

April 1, 2019

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$2,012,000	$630,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $524,000 and $494,000, respectively	6,522,000	5,464,000
Inventory	29,051,000	31,141,000
Prepaid Expenses and Other Current Assets	414,000	214,000
Prepaid Taxes	49,000	49,000
Assets Held for Sale	-	10,082,000
Total Current Assets	38,048,000	47,580,000

Property and Equipment, Net	8,777,000	10,050,000
Capitalized Engineering Costs - Net of Accumulated Amortization of $0 and $5,380,000, respectively	-	2,188,000
Deferred Financing Costs, Net, Deposits and Other Assets	768,000	665,000
Goodwill	163,000	272,000

TOTAL ASSETS	$47,756,000	$60,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Capitalized Lease Obligations - Current Portion	$16,793,000	$23,131,000
Notes Payable – Related Party – Current Portion	2,552,000	262,000
Accounts Payable and Accrued Expenses	8,723,000	10,872,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	881,000	931,000
Liabilities Directly Associated with Assets Held for Sale	-	2,795,000
Income Taxes Payable	20,000	20,000
Total Current Liabilities	29,007,000	38,049,000

Long Term Liabilities
Notes Payable and Capitalized Lease Obligations - Net of Current Portion	3,438,000	1,798,000
Notes Payable – Related Party – Net of Current Portion	2,283,000	1,650,000
Deferred Gain on Sale - Net of Current Portion	257,000	295,000
Deferred Rent	1,165,000	1,197,000
TOTAL LIABILITIES	36,150,000	42,989,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 outstanding at December 31, 2018 and 2017	-	-
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 28,392,070 and 25,213,805 Shares Issued and Outstanding as of December 31, 2018 and December 31, 2017, respectively	28,000	25,000
Additional Paid-In Capital	76,101,000	71,272,000
Accumulated Deficit	(64,523,000)	(53,531,000)
TOTAL STOCKHOLDERS’ EQUITY	11,606,000	17,766,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,756,000	$60,755,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations For the Years Ended December 31,

	2018	2017

Net Sales	$46,309,000	$49,869,000

Cost of Sales	40,895,000	45,002,000

Gross Profit	5,414,000	4,867,000

Operating Expenses	8,839,000	11,430,000

Impairment of goodwill	(109,000)	(6,195,000)

Impairment on abandonment of assets	(386,000)	-

Change in useful life of capitalized engineering costs	(2,043,000)	-

Loss from Operations	(5,963,000)	(12,758,000)

Interest and Financing Costs	(3,921,000)	(3,378,000)

Loss on Extinguishment of Debt	-	(112,000)

Other Income (Expense), Net	278,000	(22,000)

Loss before Provision for Income Taxes	(9,606,000)	(16,270,000)

(Benefit from) Provision for Income Taxes	3,000	(197,000)

Loss from Continuing Operations, net of taxes	(9,609,000)	(16,073,000)

Loss from Discontinued Operations, net of taxes
Losses from discontinued operating activities	(1,042,000)	(6,678,000)

Loss (Gain) on Sale of Subsidiary	(341,000)	200,000

Total Loss from Discontinued Operations, net of tax	(1,383,000)	(6,478,000)
Net Loss	$(10,992,000)	$(22,551,000)
Net Loss per share – basic
Continuing operations	(0.36)	$(1.21)
Discontinued operations	$(0.05)	$(0.49)
Net Loss per share – diluted
Continuing operations	(0.36)	(1.21)
Discontinued operations	$(0.05)	$(0.49)

Weighted average shares outstanding – basic	26,897,639	13,230,775
Weighted average shares outstanding – diluted	26,900,952	13,230,775

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2017	1,202,548	$1,000	7,626,945	$7,000	$55,862,000	$(30,980,000)	$24,890,000
Issuance of Preferred Stock	91,893	-	-	-	-	-	-
Fair Value Allocation of Warrants	-	-	-	-	2,500,000	-	2,500,000
Issuance of Common stock	-	-	5,900,390	6,000	7,621,000	-	7,627,000
Common stock issued for directors fees	-	-	154,463	-	232,000	-	232,000
Common stock issued for legal fees	-	-	92,000	-	200,000	-	200,000
Conversion of preferred to common	(1,294,441)	(1,000)	8,629,606	9,000	-	-	8,000
Common stock issued for convertible notes	-	-	2,810,401	3,000	4,525,000		4,528,000
Stock Compensation Expense	-	-	-	-	332,000	-	332,000
Net Loss	-	-	-	-	-	(22,551,000)	(22,551,000)
Balance, December 31, 2017	-	-	25,213,805	$25,000	$71,272,000	$(53,531,000)	$17,766,000

Fair Value Allocation of Warrants	-	-	-	-	193,000	-	193,000
Issuance of Common stock	-	-	2,139,235	2,000	2,812,000	-	2,814,000
Common stock issued for directors fees	-	-	253,071	-	305,000	-	305,000
Common stock issued for legal fees	-	-	123,456	-	200,000	-	200,000
Common stock issued for convertible notes accrued interest payment	-	-	663,286	1,000	1,026,000	-	1,027,000
Stock Compensation Expense	-	-	-	-	293,000	-	293,000
Net Loss	-	-	-	-	-	(10,992,000)	(10,992,000)
Balance, December 31, 2018	-	-	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,992,000)	$(22,551,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	2,877,000	2,723,000
Amortization of intangible assets	-	673,000
Amortization of capitalized engineering costs	668,000	423,000
Loss on impairment of goodwill – continuing operations	109,000	6,195,000
Loss on impairment of goodwill – discontinued operations	-	3,417,000
Bad debt expense	49,000	87,000
Non-cash employee compensation expense	292,000	332,000
Non-cash directors compensation expense	64,000	232,000
Amortization of deferred financing costs	212,000	267,000
Deferred gain on sale of real estate	(38,000)	(38,000)
(Gain) on sales of subsidiaries	340,000	(200,000)
Change in useful life of capitalized engineering costs	2,043,000	-
Loss on impairment of intangible assets – discontinued operations	-	1,085,000
Loss on Assets Held for Sale	386,000	1,563,000
Loss on extinguishment of debt	-	112,000
Amortization of convertible notes payable	941,000	2,301,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Assets held for sale - AMK Cash	-	39,000
Accounts receivable	(561,000)	1,004,000
Inventory	1,395,000	905,000
Prepaid expenses and other current assets	39,000	281,000
Prepaid taxes	-	360,000
Deposits and other assets	(1,112,000)	(113,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(1,127,000)	(3,527,000)
Deferred rent	3,000	34,000
Deferred revenue	2,076,000	410,000
NET CASH USED IN OPERATING ACTIVITIES	(2,336,000)	(3,986,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	(523,000)	(985,000)
Purchase of property and equipment	(1,264,000)	(1,514,000)
Proceeds from sale of subsidiary	5,472,000	4,260,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,685,000	1,761,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	(2,415,000)	(7,938,000)
Payments of note payable – term notes	(1,899,000)	(3,178,000)
Capital lease obligations	(1,286,000)	(1,397,000)
Proceeds from note payable – related party	2,803,000	2,660,000
Proceeds from notes payable – third parties	70,000	4,184,000
Payments of notes payable – third parties	-	(463,000)
Deferred financing costs	(125,000)	(50,000)
Proceeds from issuance of common stock	2,885,000	7,733,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,000	1,551,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,382,000	(674,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	630,000	1,304,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,012,000	$630,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2018	2017

Supplemental cash flow information
Cash paid during the period for interest	$1,509,000	$2,035,000
Cash paid during the period for income taxes	$2,000	$8,000

Supplemental schedule of non-cash investing and financing activities
Common Stock issued for notes payable - related party	330,000	2,254,000
Common Stock issued for notes payable - third parties	30,000	1,941,000
Common Stock issued in lieu of accrued interest	1,027,000	-
Placement agent warrants issued	-	85,000

Preferred stock issued for PIK dividends	$-	$913,000

Acquisition of property and equipment financed by capital leases	$-	$225,000

Classification of assets held for sale	$-	$10,082,000

Liabilities directly associated with assets held for sale	$-	$(2,795,000)

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

At December 31, 2017, WMI Group’s assets and liabilities had been reclassified as Assets Held for Sale and Liabilities Directly Associated with Assets Held for Sale, respectively.

Closing EPC and ECC

On April 30, 2018 Eur Pac Corporation (“EPC”) received a “Notice of Proposed Debarment” from the Department of the Navy – its principal customer. Immediately after receiving this notice, EPC and AIRI retained counsel to appeal the proposed debarment, and submitted information in opposition to the proposed debarment, and EPC representatives met with the Navy to discuss the matter.

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

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold WMI Group in December 2018. As such, this business is reported as discontinued operations for the years ended December 31, 2018 and 2017. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The Company has not segregated the cash flows of this business in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations:

	December 31,
	2018	2017
Net revenue	$13,852,000	$13,129,000
Cost of goods sold	13,596,000	11,245,000
Gross profit	256,000	1,884,000
Operating expenses:
Selling, general and administrative	1,306,000	2,488,000
Loss on assets held for sale	-	2,648,000
Impairment of Goodwill	-	3,417,000
Total operating expenses	1,306,000	8,553,000
Interest income (expense)	1,000	(12,000)
Other income	7,000	3,000
Loss from discontinued operations before income taxes	(1,042,000)	(6,678,000)

Provision for income taxes	-	-
Net loss from discontinued operations	$(1,042,000)	$(6,678,000)

The following table presents a reconciliation of WMI Group net cash flow from operating, investing and financing activities for the periods indicated below:

	2018		2017
Net cash used in operating activities - discontinued operations	$	(439,000)	$(2,765,000)
Net cash used in investing activities - discontinued operations		$49,000	$(33,000)
Net cash provided by financing activities - discontinued operations		$475,000	$2,665,000

Depreciation and amortization		$156,000	$375,000
Capital expenditures		$-	$(33,000)

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

Discontinued Operations

Prior to its sale, WMI Group was classified as a discontinued operation (see “Note 2 - Discontinued Operations”). As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

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

As of December 31, 2018, the Company has changes its policy to no longer capitalize engineering costs and to write off the capitalized engineering balance of $2,043,000.

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

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions”.

Note 11. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	December 31,	December 31,
	2018	2017

Revolving credit note payable to PNC Bank N.A. (“PNC”)	$14,043,000	$16,455,000
Term loans, PNC	1,572,000	3,471,000
Capital lease obligations	1,786,000	3,073,000
Related party notes payable, net of debt discount	4,835,000	1,912,000
Other notes payable	2,830,000	1,930,000
Subtotal	25,066,000	26,841,000
Less: Current portion of notes and capital obligations	(19,345,000)	(23,393,000)
Notes payable and capital lease obligations, net of current portion	$5,721,000	$3,448,000

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

During the year ended December 31, 2018, we issued $297,000 principal amount of 8% Notes in lieu of cash payment of accrued interest. As of September 30, 2018, we had outstanding $4,775,000 principal amount of 8% Notes, of which $2,575,000 principal amount was due on November 30, 2018 and $2,200,000 principal amount was due on February 28, 2019.

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

Note 12. STOCKHOLDERS’ EQUITY

Issuance of Series A Preferred Stock and Related Financings.

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

	Fifth Avenue	Lamar Street	Motor Parkway	Porter Street
For the year ending	Annual Rent	Annual Rent	Annual Rent	Annual Rent	Total Rents
December 31, 2019	$792,000	$196,000	$113,000	$48,000	$1,149,000
December 31, 2020	817,000	202,000	116,000	-	1,135,000
December 31, 2021	842,000	173,000	103,000	-	1,118,000
December 31, 2022	868,000	-	-	-	868,000
December 31, 2023	895,000	-	-	-	895,000
Thereafter	2,604,000	-	-	-	2,604,000
Total Rents	$6,818,000	$571,000	$332,000	$48,000	$7,769,000

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

Note 15. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2018	2017

Current
Federal tax refund	$-	$(178,000)
State	3,000	8,000
Prior Year overaccruals
Federal	-	-
State	-	(27,000)

Total Expense (Benefit)	3,000	(197,000)
Deferred Tax Benefit	(921,000)	(2,025,000)
Valuation Allowance	921,000	2,025,000
Net Provision for (Benefit from) Income Taxes	$3,000	$(197,000)

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2018	2017
U.S. statutory income tax rate	21.00%	34.00%
State taxes	-0.12%	0.09%
Permanent differences, overaccruals and non-deductible items	5.71%	-0.22%
Rate change and provision to return true-up	-18.36%	-22.60%
Expired stock options	0.00%	-0.19%
Deferred tax valuation allowance	-8.38%	-10.09%
Total	-0.15%	0.99%

The components of net deferred tax assets at December 31, 2018 and December 31, 2017 are set forth below:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Current:
Net operating losses	$6,811,000	$7,730,000
Bad debts	124,000	135,000
Inventory - 263A adjustment	248,000	591,000
Accounts payable, accrued expenses and reserves	-	-
Total current deferred tax assets before valuation allowance	7,183,000	8,456,000
Valuation allowance	(7,183,000)	(8,456,000)
Total current deferred tax assets after valuation allowance	-	-

Non-current:
Stock based compensation - options and restricted stock	161,000	124,000
Capitalized engineering costs	809,000	281,000
Deferred rent	248,000	299,000
Amortization - NTW Transaction	810,000	519,000
Inventory reserves	942,000	960,000
Deferred gain on sale of real estate	80,000	80,000
Accrued Expenses	49,000	-
Disallowed interest	918,000	-
Other	314,000	114,000
Total non-current deferred tax assets before valuation allowance	4,331,000	2,377,000
Valuation allowance	(2,952,000)	(758,000)
Total non-current deferred tax assets after valuation allowance	1,379,000	1,619,000

Deferred tax liabilities:
Property and equipment	(1,379,000)	(1,619,000)
Amortization – NTW Goodwill	-	-
Amortization – Welding Transaction	-	-
Total non-current deferred tax liabilities	(1,379,000)	(1,619,000)

Net non-current deferred tax asset	$-	$-

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

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years generally remain subject to examination by federal and state tax authorities.

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

The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31:

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

	Options	Wtd. Avg. Exercise Price
Balance, January 1, 2017	636,342	$7.01
Granted during the period	695,000	1.45
Exercised during the period	-	-
Terminated/Expired during the period	(282,715)	7.66
Balance, December 31, 2017	1,048,627	3.20
Granted during the period	88,000	1.56
Exercised during the period	-	-
Terminated/Expired during the period	(298,478)	3.04
Balance, December 31, 2018	838,149	$3.08

Exercisable at December 31, 2018	598,149	$3.73

The following table summarizes information about stock options at December 31, 2018:

Range of Exercise Prices	Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$0.00 - $5.00	646,000	5.2 years	$8.18
$5.01 - $20.00	192,149	1.6 years	1.56
$0.00 - $20.00	838,149	4.4 years	$3.08

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

The fair values of warrants granted were estimated using the Black-Scholes option-pricing model with the following assumption for the years ended December 31:

	2018	2017
Risk-free interest rates	2.33%	1.85% - 2.20%
Expected life (in years)	4.9	5
Expected volatility	116%	63% - 115%
Dividend yield	-%	-%
Weighted-average grant date fair value per share	$1.24	$1.10 - $2.89

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

Financial information about the Company’s reporting segments for the years ended December 31, 2018 and December 31, 2017 are as follows:

	Year Ended December 31,
	2018	2017

COMPLEX MACHINING
Net Sales	$39,745,000	$38,489,000
Gross Profit	5,871,000	4,906,000
Pre Tax Loss	(75,000)	(2,839,000)
Assets	41,947,000	43,207,000

AEROSTRUCTURES & ELECTRONICS
Net Sales	1,779,000	4,574,000
Gross (Loss) Profit	(31,000)	507,000
Pre Tax Loss	(1,380,000)	(4,233,000)
Assets	110,000	1,021,000

TURBINE ENGINE COMPONENTS
Net Sales	4,785,000	6,806,000
Gross Loss	(426,000)	(546,000)
Pre Tax Loss	(1,385,000)	(7,599,000)
Assets	5,243,000	6,157,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(6,766,000)	(1,599,000)
Assets	456,000	288,000

CONSOLIDATED
Net Sales	46,309,000	49,869,000
Gross Profit	5,414,000	4,867,000
Pre Tax Loss	(9,606,000)	(16,270,000)
(Benefit from) provision for Income Taxes	3,000	(197,000)
Loss from Discontinued Operations	(1,383,000)	(6,478,000)
Assets Held for Sale	-	10,082,000
Net Loss	(10,992,000)	(22,551,000)
Assets	$47,756,000	$50,673,000