Form 10-Q
period 2019-03-31
AIR INDUSTRIES GROUP
filed 2019-05-10
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Title of Each Class
Common Stock, par value $0.001

There were a total of 28,710,983 shares of the registrant’s common stock outstanding as of May 3, 2019.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

i

PART I

FINANCIAL INFORMATION

Page No.
Item 1. Financial statements

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$442,000	$2,012,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $524,000 and $524,000, respectively	8,241,000	6,522,000
Inventory	28,687,000	29,051,000
Prepaid Expenses and Other Current Assets	529,000	414,000
Prepaid Taxes	8,000	49,000
Total Current Assets	37,907,000	38,048,000

Property and Equipment, Net	8,226,000	8,777,000
Operating Lease Right-Of-Use-Asset	3,969,000	—
Deferred Financing Costs, Net, Deposits and Other Assets	1,031,000	768,000
Goodwill	163,000	163,000

TOTAL ASSETS	$51,296,000	$47,756,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$19,341,000	$16,793,000
Notes Payable – Related Party – Current Portion	2,552,000	2,552,000
Operating Lease Liabilities – Current Portion	624,000	—
Accounts Payable and Accrued Expenses	8,553,000	8,723,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	896,000	881,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary – Current Portion	200,000	—
Income Taxes Payable	—	20,000
Total Current Liabilities	32,204,000	29,007,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	318,000	3,438,000
Notes Payable – Related Party – Net of Current Portion	2,430,000	2,283,000
Deferred Gain on Sale - Net of Current Portion	247,000	257,000
Operating Lease Liabilities – Net of Current Portion	4,772,000	—
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary – Net of Current Portion	521,000	—
Deferred Rent	—	1,165,000
TOTAL LIABILITIES	40,492,000	36,150,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2019 and December 31, 2018.	—	—
Common Stock - Par Value $.001 - Authorized 50,000,000 Shares, 28,685,582 and 28,392,070 Shares Issued and Outstanding as of March 31, 2019 and December 31, 2018, respectively	28,000	28,000
Additional Paid-In Capital	76,222,000	76,101,000
Accumulated Deficit	(65,446,000)	(64,523,000)
TOTAL STOCKHOLDERS’ EQUITY	10,804,000	11,606,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,296,000	$47,756,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations For the Three Months Ended March 31,

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net Sales	$13,878,000	$11,909,000

Cost of Sales	11,604,000	9,934,000

Gross Profit	2,274,000	1,975,000

Operating Expenses	2,062,000	2,474,000
Loss on abandonment of Leases	(275,000)	—

Loss from Operations	(63,000)	(499,000)

Interest and Financing Costs	(963,000)	(776,000)

Other Income, Net	31,000	16,000

Loss before Benefit from for Income Taxes	(995,000)	(1,259,000)

Provision for (Benefit from) Income Taxes	—	—
Loss from Continuing Operations	(995,000)	(1,259,000)
Income (Loss) from Discontinued Operations, net of tax	72,000	(209,000)
Net Loss	$(923,000)	$(1,468,000)
Net Income (Loss) per share – Basic
Continuing Operations	$(0.03)	$(0.05)
Discontinued Operations	$0.00	$(0.01)
Net Income (Loss) per share – Diluted
Continuing Operations	$(0.03)	$(0.05)
Discontinued Operations	$0.00	$(0.01)

Weighted Average Shares Outstanding – Basic	28,601,390	26,116,262
Weighted Average Shares Outstanding – Diluted	28,601,390	26,116,262

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000
Common stock issued for directors fees	147,830	—	131,000	—	131,000
Share Issuance Costs	—	—	(58,000)	—	(58,000)
Stock Compensation Expense	—	—	233,000	—	233,000
Other Adjustments – Shares Issued	144,899	—	—	—	—
Other Adjustments – Fair Value allocation	—	—	(185,000)		(185,000)
Net Loss	—	—	—	(923,000)	(923,000)
Balance, March 31, 2019	28,685,582	$28,000	$76,222,000	$(65,446,000)	$10,804,000

Balance, January 1, 2018	25,213,805	$25,000	$71,272,000	$(53,531,000)	$17,766,000
Common stock issued for legal fees	123,456	—	200,000	—	200,000
Issuance of Common Stock	868,080	1,000	979,000	—	980,000
Stock Compensation Expense	—	—	83,000	—	83,000
Other Adjustment – Rounding	—	—	—	(2,000)	(2,000)
Net Loss	—	—	—	(1,468,000)	(1,468,000)
Balance, March 31, 2018	26,205,341	$26,000	$72,534,000	$(55,001,000)	$17,559,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31,

(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(923,000)	$(1,468,000)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities
Depreciation of property and equipment	666,000	722,000
Non-cash employee compensation expense	233,000	83,000
Non-cash directors compensation	39,000	—
Non-cash other income recognized	(109,000)	—
Non-cash interest expense	33,000	—
Abandonment of lease	275,000	—
Amortization of Right-of-Use Asset	124,000	—
Deferred gain on sale of real estate	(10,000)	(10,000)
(Gain) loss on sale of equipment	(42,000)	—
Amortization of debt discount on convertible notes payable	194,000	275,000
Amortization of intangible assets	—	38,000
Amortization of capitalized engineering costs	—	145,000
Bad debt expense	—	270,000
Amortization of deferred financing costs	—	69,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,669,000)	(1,025,000)
Inventory	364,000	(733,000)
Prepaid expenses and other current assets	(115,000)	(103,000)
Prepaid taxes	41,000	—
Deposits and other assets	(263,000)	(124,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(425,000)	(97,000)
Operating lease liabilities	(136,000)	—
Income taxes payable	(20,000)	—
Deferred revenue	15,000	175,000
Deferred rent	—	1,000
NET CASH USED IN OPERATING ACTIVITIES	(1,728,000)	(1,782,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	—	(164,000)
Purchase of property and equipment	(30,000)	(144,000)
Proceeds from sale of equipment	84,000	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	54,000	(308,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	19,000	1,489,000
Payments of note payable – term notes	(370,000)	(369,000)
Proceeds from sale of future proceeds from disposition of subsidiary	800,000	—
Transaction costs from sale of future proceeds from disposition of subsidiary	(3,000)	—
Payments of finance lease obligations	(284,000)	(310,000)
Share issuance costs	(58,000)	—
Proceeds from issuance of common stock	—	1,065,000
Proceeds from notes payable issuances– related party	—	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,000	2,875,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,570,000)	785,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,012,000	630,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442,000	$1,415,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, (Continued)

(Unaudited)

	2019	2018

Supplemental cash flow information
Cash paid during the period for interest	$285,000	$390,000
Cash paid during the period for income taxes	$—	$2,000

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$4,368,000	$—
Operating Lease Liabilities under ASC 842	$5,397,000	$—
Write-off deferred rent under ASC 842	$1,165,000	$—

Supplemental schedule of non-cash investing and financing activities
Common Stock issued in lieu of cash for services	$131,000	$200,000

Classification of assets held for sale	$—	$2,000

Liabilities directly associated with assets held for sale	$—	$330,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”), as of and for the three months ending March 31, 2019, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), Air Realty Group, LLC (“Air Realty”), and The Sterling Engineering Corporation (“Sterling”), (together, the “Company”). As of and for the three months ending March 31, 2018, the accompanying condensed consolidated financial statements presented also include the Company’s former subsidies: Welding Metallurgy, Inc. (“WMI”) including its wholly owned subsidiaries Miller Stuart, Inc. (“Miller Stuart”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”) and Compac Development Corporation (“Compac”).

Going Concern

The Company suffered losses from operations and generated negative cash flows from operations for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017. In the past several years, it has repositioned its business, hired new management and has renewed focus on achieving long-term profitability with a sharp focus on customer satisfaction.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Reclassifications

Certain account balances in 2018 have been reclassified to conform to the current period presentation.

Sale of Welding Metallurgy Inc.

On December 20, 2018, the Company sold all of the outstanding shares of Welding Metallurgy, Inc. (“WMI”) including its wholly owned subsidiaries Miller Stuart, Inc. (“Miller Stuart”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”) and Compac Development Corporation (“Compac”) to CPI Aerostructures, Inc. (“CPI”), pursuant to a Stock Purchase Agreement (“SPA”) for a purchase price of $9,000,000, reduced by an estimated working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the final working capital adjustment and the Company’s obligation to indemnify CPI against damages arising out of the breach of the Company’s representations and warranties and obligations under the SPA. The amount of the working capital deficit has been contested by CPI and the discrepancy will likely be resolved through arbitration in accordance with the terms of the Stock Purchase Agreement.

Closing of EPC and ECC

As previously reported in the Company’s SEC filings, management completed its shut-down plan of EPC and closed related operations during the quarter ending March 31, 2019. In connection with this shut-down, the Company recognized a loss on abandoned assets of $386,000.

Additionally, the Company determined that goodwill for ECC in the amount of $109,000 had been impaired and is included in the loss from continuing operations.

Adoption of ASC 842

On January 1, 2019, the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements for certain leases. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in the condensed consolidated statement of operations for each period presented.

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on the Company’s balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting of finance leases was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $4,368,000 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, the Company elected several practical expedients that permits them to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was:

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Operating Lease Right-Of-Use-Asset	$—	$4,368,000	$4,368,000
Total Assets	47,756,000	4,368,000	52,124,000
Operating Leases Liabilities – Current Portion	—	547,000	547,000
Total Current Liabilities	29,007,000	547,000	29,554,000
Operating Leases Liabilities – Net of Current Portion	—	4,986,000	4,986,000
Deferred Rent	1,165,000	(1,165,000)	—
Total Liabilities	36,150,000	4,368,000	40,518,000
Total Liabilities and Stockholders’ Equity	47,756,000	4,368,000	52,124,000

March 31, 2019
Weighted Average Remaining Lease Term – in years	6.97
Weighted Average discount rate - %	9.5%

The aggregate undiscounted cashflows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
For the twelve months ended December 31,
December 31, 2019 (remaining nine months)	$829,000
December 31, 2020	1,136,000
December 31, 2021	1,118,000
December 31, 2022	868,000
December 31, 2023	895,000
Thereafter	2,604,000
Total future minimum lease payments	7,450,000
Less: discount	(2,054,000)
Total operating lease maturities	5,396,000
Less: current portion of operating lease liabilities	(624,000)
Total long term portion of operating lease maturities	$4,772,000

The Company leases substantially all of its office space, technology equipment and office equipment used to conduct its business. The Company adopted ASC 842 effective January 1, 2019. For contracts entered into on or after the effective date, at the inception of a contract it assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether its obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all the Company’s operating leases are comprised of office space leases and substantially all its finance leases are comprised of office furniture and technology equipment.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. For the Company’s real estate and other operating leases, the Company uses its incremental borrowing rate. For the Company’s finance leases, they use the rate implicit in the lease or their incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Some of the Company’s real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and separated into lease and non-lease components based on the initial amount stated in the lease or standalone selling prices. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in the Company’s portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on its right-of-use asset and lease liability was not material.

As part of the effort to reduce costs, certain corporate executive offices were moved to an existing 5.4 acre corporate campus in Bay Shore, New York. The Company remains liable under the lease for the office in Hauppauge, New York which is now vacant. This lease has a term which ends January 2022. The annual rent was approximately $113,000 for the lease year which began in January 2019 and increases by approximately 3% per annum each year thereafter. Accordingly, the Company recognized an impairment of $275,000 to its Operating Lease Right-of-Use-Asset.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold WMI, Miller Stuart, WPI and Compac to CPI in December 2018. As such, these businesses are reported as discontinued operations for the three months ended March 31, 2018. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

Also discussed in Note 1, the Company disposed of its EPC and ECC subsidiaries in March 2019. As required, the Company has retrospectively recast its consolidated statements of operations for all periods presented. As such, these businesses are reported as discontinued operations for the three months ended March 31, 2019. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

At December 31, 2018, the Company recorded a loss on abandoned assets of $386,000 and a goodwill impairment charge for ECC in the amount of $109,000, as a result of the Companies decision to close its EPC and ECC businesses.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the consolidated statement of operations for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Net revenue	$132,000	$2,876,000
Cost of goods sold	105,000	2,456,000
Gross profit	27,000	420,000
Operating expenses:
Selling, general and administrative	96,000	627,000
Gain on impairment of assets	41,000	—
Total operating loss	(28,000)	(207,000)
Interest expense	(1,000)	(1,000)
Other income	101,000	1,000
Income (loss) from discontinued operations before income taxes	72,000	(207,000)

Provision for income taxes	—	(2,000)
Income (loss) from discontinued operations, net of income tax	$72,000	$(209,000)

Non-cash operating amounts for discontinued operations for the three months ended March 31, 2019 include depreciation and amortization of $6,000. The Company did not incur any capital expenditures for discontinued operations for the three months ended March 31, 2019. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Non-cash operating amounts for discontinued operations for the three months ended March 31, 2018 include depreciation of $49,000 and amortization of $38,000. The Company did not incur any capital expenditures for discontinued operations for the three months ended March 31, 2018. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company through its AIM subsidiary is primarily engaged in manufacturing aircraft structural parts, and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Sterling Engineering manufactures components and provides services for jet engines and ground-power turbines. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at March 31, 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at March 31, 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

Inventories consist of the following at:

	March 31,	December 31,
	2019	2018
	(unaudited)
Raw Materials	$4,445,000	$4,622,000
Work In Progress	18,290,000	17,530,000
Finished Goods	10,095,000	10,915,000
Inventory Reserve	(4,143,000)	(4,016,000)
Total Inventory	$28,687,000	$29,051,000

Credit and Concentration Risks

There were three customers that represented 73.8% and 73.1% of total sales for the three months ended March 31, 2019 and 2018, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	March 2019	March 2018
	(Unaudited)	(Unaudited)
1	31.4	34.5
2	28.8	28.6
3	13.6	10.0

There were two customers that represented 57.0% and 64.5% of gross accounts receivable at March 31, 2019 and December 31, 2018, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March 2019	December 2018
	(Unaudited)
1	35.5	38.3
2	21.5	26.2

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	28,601,390	26,116,262
Effect of dilutive stock options and warrants	—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	28,601,390	26,116,262

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Stock Options	861,000	354,000
Warrants	2,240,000	1,480,000
	3,101,000	1,834,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Convertible Preferred Stock	—	—
Stock Options	500,000	695,000
Warrants	—	480,000
	500,000	1,175,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees and directors amounted to $272,000 and $83,000 for the three months ended March 31, 2019 and 2018, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at March 31, 2019 and December 31, 2018 relates to the acquisitions of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2019.

Recently Issued Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-01 on January 1, 2019. See Note 1, Adoption of ASC 842, for disclosures related to this amended guidance.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2019.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,708,000	1,708,000	31.5 years
Machinery and Equipment	11,538,000	11,579,000	5 - 8 years
Capital Lease Machinery and Equipment	6,495,000	6,495,000	5 - 8 years
Tools and Instruments	10,010,000	9,882,000	1.5 - 7 years
Automotive Equipment	177,000	177,000	5 years
Furniture and Fixtures	290,000	303,000	5 - 8 years
Leasehold Improvements	508,000	520,000	Term of Lease
Computers and Software	425,000	425,000	4 - 6 years
Total Property and Equipment	31,451,000	31,389,000
Less: Accumulated Depreciation	(23,225,000)	(22,612,000)
Property and Equipment, net	$8,226,000	$8,777,000

Depreciation expense for the three months ended March 31, 2019 and 2018 was approximately $660,000 and $700,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2019 and 2018. Accumulated depreciation on these assets was approximately $5,183,000 and $4,827,000 as of March 31, 2019 and December 31, 2018, respectively.

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Revolving credit note payable to PNC Bank N.A. (“PNC”)	$14,062,000	$14,043,000
Term loan, PNC	1,202,000	1,572,000
Finance lease obligations	1,503,000	1,786,000
Related party notes payable, net of debt discount	4,982,000	4,835,000
Convertible notes payable-third parties, net of debt discount	2,892,000	2,830,000
Subtotal	24,641,000	25,066,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(21,893,000)	(19,345,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$2,748,000	$5,721,000

PNC Bank N.A. (“PNC”)

The Company has a Loan Facility with PNC that has been amended many times during its term. Substantially all of its assets are pledged as collateral under the Loan Facility. The Company is required to maintain a lockbox account with PNC, into which substantially all of its cash receipts are paid. The Loan Facility provides for a $15,000,000 revolving loan and a term loan with a balance of $1,202,000 at March 31, 2019 (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the Loan Facility require, among other things, that the Company maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, the Company is limited in the amount of Capital Expenditures it can make. The Company is also limited to the amount of dividends it can pay as defined in the Loan Facility.

The Loan Facility has been amended many times during its term, most recently on May 30, 2018 (the “Sixteenth Amendment”), January 2, 2019 (the “Seventeenth Amendment”) and February 8, 2019 (the “Eighteenth Amendment”).

The Sixteenth Amendment waived Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017, December 31, 2017 and March 31, 2018. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six-month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018. The Company complied with these new covenants for the three-months ended March 31, 2018, the six-month period ended June 30, 2018 and the nine-month period ended September 30, 2018. In addition, the Company is prohibited from paying dividends to its stockholders and making capital expenditures above prescribed amounts.

Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC has agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that the Company reduce the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes and financing lease obligations.

Both the revolving loan, inclusive of the Out-of Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to its agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”) to December 31, 2019, the Company is obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of the Company’s Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of the AMK Revenue Stream Payments resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires the Company to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At March 31, 2019 and December 31, 2018 the Company was in compliance with the minimum EBITDA covenant.

As of March 31, 2019, the Company’s debt to PNC of $15,264,000 consisted of the revolving credit loan in the amount of $14,062,000 and the Term Loan in the amount of $1,202,000. The revolver balance was increased to include the Company’s negative general ledger balances of its controlled disbursement cash accounts. As of December 31, 2018, the Company’s debt to PNC of $15,615,000 consisted of the revolving credit note of $14,043,000 and the Term Loan of $1,572,000.

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

Interest expense related to these credit facilities amounted to approximately $512,000 and $342,000 for the three months ended March 31, 2019 and 2018, respectively.

Finance Leases Payable – Equipment

The Company is committed under several financing leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Financing lease obligations totaled $1,503,000 and $1,786,000 as of March 31, 2019 and December 31, 2018, respectively, with various interest rates ranging from approximately 4% to 14%.

The aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
December 31, 2019 (remainder of the year)	$943,000
December 31, 2020	542,000
December 31, 2021	52,000
December 31, 2022	29,000
December 31, 2023	—
Thereafter	—
Present value of finance lease obligations	1,566,000
Less: imputed interest	(63,000)
Less: current portion	(1,185,000)
Total Long Term Portion	$318,000

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

On January 15, 2019, the Company issued its 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes”, to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. The 7% Notes bear interest at the rate of 7% per annum, are convertible into shares of the Company’s common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Notes, are subordinate to the Company’s indebtedness under its credit facility with PNC Bank, National Association, and mature at December 31, 2020, or earlier upon an Event of Default (as defined in the 7% Notes).

In connection with the 7% Notes, the Company paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), paid in the form of a promissory note having terms similar to the 7% Notes.

Private Placement of Subordinated Notes due May 31, 2019, together with Shares of Common Stock

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to the Company for use as working capital. The Company subsequently issued its Subordinated Notes due May 31, 2019 (the “2019 Notes”) to Michael Taglich and Robert Taglich, to evidence its obligation to repay the foregoing advances, together with shares of common stock.

In May 2018, the Company issued $1,200,000 of Subordinated Notes due May 31, 2019, together with a total of 214,762 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, the Company issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and the Company issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. The Company issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

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

Taglich Brothers, Inc. acted as placement agent for the offering and received a commission in the aggregate amount of 4% of the amount invested which was paid in kind.

The gross proceeds of $1,200,000 was completed in the following closings:

Date	Gross Proceeds	Promissory Note	$	Common Stock Price	Shares Issued
3/29/2018	1,000,000	700,000	300,000	1.68	178,571
4/4/2018	100,000	70,000	30,000	1.68	17,857
5/21/2018	100,000	70,000	30,000	1.64	18,334

Total	1,200,000	840,000	360,000		214,762

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $4,982,000 and $4,835,000, as of March 31, 2019 and December 31, 2018, respectively. Interest incurred on these related party notes amounted to approximately $130,000 and $63,000 for the three months ended March 31, 2019 and 2018, respectively, and is included in interest and financing costs in the statement of operations.

NOTE 6. LIABILITY RELATED TO THE SALE OF FUTURE PROCEEDS FROM DISPOSITION OF SUBSIDIARY

In connection with the sale of the Company’s wholly-owned subsidiary, AMK Welding, Inc. (“AMK”) to Meyer Tool, Inc., (“Meyer”) in 2017, Meyer was obligated to pay the Company within 30 days after the end of each calendar quarter, commencing April 1, 2017, an amount equal to five (5%) percent of the net sales of AMK for that quarter until the aggregate payments made to the Company (the “Meyer Agreement”) equals $1,500,000 (the “Maximum Amount”).

As of December 31, 2018, the Company received an aggregate of $363,000 under the Meyer Agreement.

In order to increase liquidity, on January 15, 2019, the Company entered into a “Purchase Agreement” with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which the Company assigned to the Purchasers all of their rights, title and interest to the remaining $1,137,000 of the $1,500,000 in payments due from Meyer for the sale of AMK (the “Remaining Amount”) for an immediate payment of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The timing of the payments is based upon the net sales of AMK. If the Purchasers have not received the entire Remaining Amount by March 31, 2023, they have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from the Company (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be retained by the Company.

The Purchasers have agreed to pay Taglich Brothers a fee equal to 2% per annum of the purchase price paid by such Purchasers, payable quarterly, to be deducted from the payments of the Remaining Amount, for acting as paying agent in connection with the payments from Meyer.

Although the Company sold all of its rights to retain the Remaining Amount, as a result of its obligation to the Purchasers, the Company is required to account for the Remaining Amount or portion thereof as income when earned. The Company recorded the $800,000 in proceeds as a liability on its condensed consolidated balance sheet, net of transaction costs of $3,000. Transaction costs will be amortized to interest expense over the estimated life of the Purchase Agreement.

As payments are remitted to the Purchasers, the balance of the recorded liability will be effectively repaid over the life of the Purchase Agreement. To determine the amortization of the recorded liability, the Company is required to estimate the total amount of future payment to be received by the Purchasers. The Company estimates that the entire Remaining Amount will be received, and accordingly, the Remaining Amount less the $800,000 purchase price received (the “Discount”) will be amortized into the liability balance and recorded as interest expense. The Discount will be amortized through the earliest date that the purchasers can exercise their Put Right, using the straight line method (which is not materially different than the effective interest method) over the estimated life of the Purchase Agreement with the Purchasers. Periodically the Company will assess the estimated payments to be made to the Purchasers related to the Meyer Agreement, and to the extent the amount or timing of the payments is materially different from their original estimates, the Company will prospectively adjust the amortization of the liability. The amount or timing of the payments from Meyer are not within the Company’s control. Since the inception of the Purchase Agreement, the Company estimates the effective annual interest rate over the life of the agreement to be approximately 18%.

The liability is classified between the current and non-current portion of liability related to sale of future proceeds from disposition of subsidiary based on the estimated recognition of the payments to be received by the purchasers in the next 12 months from the financial statements reporting date.

During the three months ended March 31, 2019, the Company recognized $109,000 of non-cash income reflected in “other income, net” on the consolidated statement of operations and recorded $33,000 of related non-cash interest expense related to the Purchase Agreement.

The table below shows the activity within the liability account for the three months ended March 31, 2019:

Liabilities related to sale of future proceeds from disposition of subsidiaries – beginning balance	$—
Cash received from sale of future proceeds from disposition of subsidiary	800,000
Non-Cash other income recognized	(109,000)
Non-Cash interest expense recognized	33,000
Liabilities related to sale of future proceeds from disposition of subsidiary – ending balance	724,000
Less: unamortized transaction costs	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$721,000

Note 7. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Unregistered Securities

On November 29, 2017, Air Industries Group entered into a Placement Agency Agreement with Taglich Brothers, Inc. as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of common stock (the “Warrants”) for each $100,000 of shares purchased, in a private placement exempt from the registration requirements of the Securities Act.

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

In connection with the Offering completed from November 2017 through January 2018, Taglich Brothers, Inc., a related party, which acted as placement agent for the sale of the Shares and Warrants, is entitled to a placement agent fee equal to $104,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants. Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc. The placement agent fee was $0 and $85,200 for the three months ended March 31, 2019 and 2018, respectively.

The Company issued 147,830 and 123,456 shares of common stock in lieu of cash payment for various services provided to the Company, for the three months ended March 31, 2019 and 2018, respectively.

Note 8. COMMITMENTS AND CONTINGENCIES

Loss Contingencies

A number of actions have been commenced against us by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under an alleged commercial lease through the end of its term, plus attorney’s fees. The Company believes that it has a meritorious defense, as there was no lease on the property and that its subsidiary Compac Development Corp was a hold-over tenant occupying the space on month-to-month tenancy.

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

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into l in May 2018 with respect to the property we at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and recently submitted a motion in opposition to its motion for summary judgement.

On October 15, 2018, a complaint was filed by a stockholder of the Company in the United States District Court for the Eastern District of New York (Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming the Company and certain of its directors and a former director. The Complaint alleges that the proxy statement for the Company’s 2017 Annual Meeting contained false and misleading misstatements relating to whether brokers had discretionary authority to vote the shares of their customers in connection with the proposal to increase the number of shares the Company is authorized to issue (the “2017 Charter Amendment”). In the Complaint the plaintiff seeks to void the amendment and rescind any shares issued using the shares authorized by the amendment. The Company’s Board of Directors has adopted an amendment to further increase the number of shares of Common Stock they are authorized to issue (the “2019 Charter Amendment”), subject to stockholder approval at the Company’s 2019 Annual Meeting of Stockholders, which is scheduled for June 25, 2019. Counsel to the Company’s insurance carrier has advised counsel to the plaintiff of the proposed amendment. The Company believes that approval of the 2019 Charter Amendment will remove any issues concerning its ability to issue shares of Common Stock, or the validity of shares issued in excess of the 25,000,000 authorized pursuant to the adoption of the 2017 Charter Amendment and that any amount the Company may pay to resolve this action will not be material.

From time to time the Company also may be engaged in various lawsuits and legal proceedings in the ordinary course of the Company’s business. The Company is currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results. The Company, however, have had claims brought against them by a number of vendors due to their liquidity constraints.  There are no proceedings in which any of their directors, officers or affiliates, or any registered or beneficial stockholder of the Company’s common stock, is an adverse party or has a material interest adverse to the Company’s interest.

Note 9. INCOME TAXES

The Company recorded no Federal income tax benefit for the three months ended March 31, 2019. A tax benefit of approximately $340,000 and $407,000 would have been recorded for the three months ended March 31, 2019 and 2018, respectively, had there not been a full valuation allowance recorded against incremental deferred tax assets created during those periods. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of March 31, 2019 and December 31, 2018, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for (benefit from) income taxes as of March 31, is set forth below:

	2019	2018
	(unaudited)	(unaudited)
Current
Federal	$—	$—
State	—	—
Prior Year Under accrual
Federal	—	—
State	—	—

Total Current Expense	—	—
Deferred Tax Benefit	(340,000)	(407,000)
Valuation Allowance	340,000	407,000
Net Provision for (Benefit from) Income Taxes	$—	$—

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

The Company currently divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists of Sterling. Along with the Company’s operating subsidiaries, the Company reports the results of their corporate division as an independent segment.

In March 2018, the Company announced its intent to divest WMI Group and related operations which divestiture was completed in December 2018 enabling us to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI Group and the related operations had been classified as a discontinued operation, the Company continued to operate these businesses until the sale closed on December 20, 2018. In November 2018, the Company’s EPC subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The existing contracts that had already been awarded have been completed and the operations of the entity were closed on March 31, 2019. For reporting purposes WMI Group and EPC have been classified as discontinued operations for the three months ending March 31, 2019 and 2018.

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

Financial information about the Company’s reporting segments for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,418,000	$10,627,000
Gross Profit	2,213,000	2,023,000
Pre Tax Income from continuing operations	1,443,000	116,000
Assets	45,554,000	45,014,000

TURBINE ENGINE COMPONENTS
Net Sales	1,460,000	1,282,000
Gross Profit (Loss)	61,000	(48,000)
Pre Tax Loss from continuing operations	(170,000)	(457,000)
Assets	5,235,000	6,009,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax Loss from continuing operations	(2,268,000)	(918,000)
Assets	507,000	1,171,000

CONSOLIDATED
Net Sales	13,878,000	11,909,000
Gross Profit	2,274,000	1,975,000
Pre Tax Loss from continuing operations	(995,000)	(1,259,000)
Provision for (Benefit from) Income Taxes	—	—
Income (Loss) from Discontinued Operations, net of income tax	72,000	(209,000)
Assets Held for Sale	—	10,412,000
Net Loss	(923,000)	(1,468,000)
Assets	$51,296,000	$62,606,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in the is Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2018 (the “2018 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005 when its net sales were approximately $30 million. AIM has manufactured components and subassemblies for the defense and commercial aerospace industry for over 50 years and has established long-term relationships with leading defense and aerospace manufacturers. In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain businesses we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, AIM and NTW, at our corporate campus in Bay Shore, New York, allowing us to re-focus our operations on our core competencies. In December 2018 we sold our subsidiary, Welding Metallurgy, and in March 2019 we closed our subsidiary EPC.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. In addition, the market for the skilled labor we require to operate our plants is highly competitive. The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice. Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold. Many of our operations have a large percentage of fixed factory overhead. As a result, our profit margins are also highly variable with sales volumes as under-absorption of factory overhead can decrease profits.

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

The Company currently divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists Sterling. Along with our operating subsidiaries, we report the results of our corporate division as an independent segment.

For reporting purposes EPC has been classified as discontinued operations for the three months ending March 31, 2019 and 2018.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

In 2017, we announced our intent to divest WMI Group and related operations which divestiture was completed in December 2018 enabling us to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI Group and the related operations had been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. In November 2018 our Eur-Pac subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The operations of EPC and our subsidiary ECC were closed on March 31, 2019. From January 2018 through the closing date of the sale of WMI Group and the completion of the wind down of Eur-Pac, respectively, both operations generated a net loss. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Net sales	$13,878,000	$11,909,000
Cost of sales	11,604,000	9,934,000
Gross profit	2,274,000	1,975,000
Operating expenses and interest and financing costs	3,025,000	3,250,000
Loss on abandonment of leases	(275,000)	—
Other income (expense) net	31,000	16,000
Provision for (Benefit from) income taxes	—	—
Loss from continuing operations	$(995,000)	$(1,259,000)

Balance Sheet Data:

	March 31, 2019	December 31, 2018
	(unaudited)
Cash and cash equivalents	$442,000	$2,012,000
Working capital	5,703,000	9,041,000
Total assets	51,296,000	47,756,000
Total stockholders’ equity	$10,804,000	$11,606,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,418,000	$10,627,000
Gross Profit	2,213,000	2,023,000
Pre Tax Loss from continuing operations	1,443,000	116,000
Assets	45,554,000	45,014,000

TURBINE ENGINE COMPONENTS
Net Sales	1,460,000	1,282,000
Gross Profit (Loss)	61,000	(48,000)
Pre Tax Loss from continuing operations	(170,000)	(457,000)
Assets	5,235,000	6,009,000

CORPORATE
Net Sales	—	—
Gross Profit	—	—
Pre Tax Loss from continuing operations	(2,268,000)	(918,000)
Assets	507,000	1,171,000

CONSOLIDATED
Net Sales	13,878,000	11,909,000
Gross Profit	2,274,000	1,975,000
Pre Tax Loss from continuing operations	(995,000)	(1,259,000)
Provision for (Benefit from) Income Taxes	—	—
Income (Loss) from Discontinued Operations, net of taxes	72,000	(209,000)
Assets Held for Sale	—	10,412,000
Net Loss	(923,000)	(1,468,000)
Assets	$51,296,000	$62,606,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2019 were $13,878,000, an increase of $1,969,000, or 16.5%, compared with $11,909,000 for the three months ended March 31, 2018. Net sales of our Complex Machining segment were $12,418,000, an increase of $1,791,000, or 16.9%, from $10,627,000 in the prior year. Net sales in our Turbine Engine Components segment were $1,460,000, an increase of $178,000, or 13.9% compared with $1,282,000 for the three months ended March 31, 2018.

As indicated in the table below, three customers represented 73.8% and 73.1% of total sales for the three months ended March 31, 2019 and March 31, 2018, respectively.

Customer	Percentage of Sales
	2019	2018
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	31.4%	34.5%
Sikorsky Aircraft	28.8%	28.6%
Rohr Inc.	13.6%	10.0%

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2019 was $2,274,000, an increase of $299,000, or 15.1%, as compared to gross profit of $1,975,000 for the three months ended March 31, 2018. Consolidated gross profit as a percentage of sales was 16.4% and 16.6% for the three months ended March 31, 2019 and 2018, respectively.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2019 were $963,000 an increase of $187,000 or 24.1% compared to $776,000 for the three months ended March 31, 2018. This increase was due to financing costs related to amending our bank debt, additional financing received from related party debt and non-cash interest expense on the sale of future proceeds of our subsidiary.

Operating Expense

Consolidated operating expenses for the three months ended March 31, 2019 totaled $2,062,000 and decreased by $412,000 or 16.7% compared to $2,474,000 for the three months ended March 31, 2018.

Net Loss

Net loss for the three months ended March 31, 2019 was $923,000, an improvement of $545,000, compared to a net loss $1,468,000 for the three months ended March 31, 2018, for the reasons discussed above. Our net loss in 2019 and 2018 includes a net gain from the discontinued operations of Eur-Pac and ECC in the amount of $72,000 and a net loss from the discontinued operations of Eur-Pac, ECC and WMI and related operations in the amount of $209,000, respectively. Excluding such amounts, our net loss in 2019 would have been $995,000 and in 2018 would have been $1,259,000.

LIQUIDITY AND CAPITAL RESOURCES

We are highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from our principal stockholders and third parties to support operations. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past two years we have disposed of certain lines of business and also relied upon our ability to borrow money from our principal stockholders and raise debt and equity capital to from third parties to support our operations. Should we continue to need to raise funds to support our operations, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing stockholders.

The Loan Facility provides for a $15,000,000 revolving loan and a term loan with a balance of $1,202,000 at March 31, 2019 (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the Loan Facility require that, among other things, we maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, we are limited in the amount of Capital Expenditures we can make. The Loan Facility also restricts the amount of dividends we may pay to our stockholders.

The Loan Facility has been amended many times during its term, most recently on May 30, 2018 (the “Sixteenth Amendment”), January 2, 2019 (the “Seventeenth Amendment”), and February 8, 2019 (the “Eighteenth Amendment”).

The Sixteenth Amendment waived Fixed Charge Coverage Ratio covenant violations for the periods ending September 30, 2017, December 31, 2017 and March 31, 2018. The Sixteenth Amendment imposes minimum EBITDA (as defined in the Loan Agreement) covenants of not less than (i) $75,000 for the three-month period ending March 31, 2018, (ii) $485,000 for the six-month period ending June 30, 2018, and (iii) $1,200,000 for the nine-month period ending September 30, 2018, with which we complied. In addition, the amendment prohibits us from paying dividends to our stockholders and limits capital expenditures.

Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC has agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that we reduce the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes and financing lease obligations.

 Both the revolving loan, inclusive of the Out-of-Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to its agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”) to December 31 2019, we are obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of our Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of payments due from AMK resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires us to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At March 31, 2019 and December 31, 2018 we were in compliance with the minimum EBITDA covenant.

As of March 31, 2019, our outstanding indebtedness to PNC was $15,264,000 and consisted of revolving loans of $14,062,000 and the Term Loan of $1,202,000, as compared to December 31, 2018, when our debt to PNC was $15,615,000 and consisted of revolving loans of $14,043,000 and the Term Loan of $1,572,000. In addition, as of March 31, 2019 we had financing lease obligations to third parties of $1,503,000, as compared to financing lease obligations to third parties of $1,786,000 as of December 31, 2018.

Significant Transactions Which Have Impacted Our Liquidity

Financings – Related Parties

Due to net losses and negative cash flow in recent years, we have financed our operations in part through private placements of our debt and equity securities. Each of Michael and Robert Taglich, two of our directors, have invested substantial amounts in our company in various debt and equity financings, including the financings in 2019 described below and in other financings discussed in Note 5 to our condensed consolidated financial statements for the periods ended March 31, 2019 and 2018 appearing elsewhere in this report.

Taglich Brothers, Inc. (“Taglich Brothers”), a corporation founded by Michael and Robert Taglich, and in which a third director of our company is a vice president of Investment Banking, has acted as placement agent for our debt and equity financing transactions and has received cash and equity compensation for its services. For additional information, see Note 5 to our condensed consolidated financial statements for the periods ended March 31, 2019 and 2018 appearing elsewhere in this report.

Debt Financings

On March 29, 2018 and April 4, 2018 Michael Taglich and Robert Taglich, advanced $1,000,000 and $100,000, respectively, to our company for use as working capital. Our obligation to repay these advances is evidenced by our 2019 Notes, as defined below.

In May 2018, we issued $1,200,000 principal amount of subordinated notes due May 31, 2019 (the “2019 Notes”), to evidence the $1,000,000 due to Michael Taglich, $100,000 due to Robert Taglich and $100,000 due to a third investor.

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

Related party notes payable, net of debt discount to Michael and Robert Taglich, and their affiliated entities, totaled $4,982,000 and $4,835,000, as of March 31, 2019 and December 31, 2018, respectively.

Sale of Future Proceeds from Disposition of Subsidiary

In connection with the sale of the Company’s wholly-owned subsidiary, AMK Welding, Inc. (“AMK”) to Meyer Tool, Inc., (“Meyer”) in 2017, Meyer was obligated to pay the Company within 30 days after the end of each calendar quarter, commencing April 1, 2017, an amount equal to five (5%) per cent of the net sales of AMK for that quarter until the aggregate payments made to the Company (the “Meyer Agreement”) equals $1,500,000 (the “Maximum Amount”).

As of December 31, 2018, the Company received an aggregate of $363,290 under the Meyer Agreement.

In order to increase liquidity, on January 15, 2019, the Company entered into a “Purchase Agreement” with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which the Company assigned to the Purchasers all of their rights, title and interest to the remaining $1,136,710 of the $1,500,000 in payments due from Meyer for the sale of AMK (the “Remaining Amount”) for an immediate payment of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The timing of the payments is based upon the net sales of AMK. If the Purchasers have not received the entire Remaining Amount by March 31, 2023, they have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from us (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be retained by the Company.

The Purchasers have agreed to pay Taglich Brothers a fee equal to 2% per annum of the purchase price paid by such Purchasers, payable quarterly, to be deducted from the payments of the Remaining Amount, for acting as paying agent in connection with the payments from Meyer.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(1,728,000)	$(1,782,000)
Investing activities	54,000	(308,000)
Financing activities	104,000	2,875,000
Net increase (decrease) in cash and cash equivalents	$(1,570,000)	$785,000

Cash Provided By (Used in) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the three months ended March 31, 2019, net cash was impacted by a net loss of $923,000, offset by $1,403,000 of non-cash items consisting primarily of depreciation of property and equipment of $666,000, amortization of debt discount of convertible notes payable of $194,000, compensation expense of $272,000 and other non-cash items totaling $271,000.

Operating assets and liabilities further used cash in the net amount of $2,208,000 consisting primarily of the net increases in accounts receivable, prepaid expenses and other current assets and deposits and other assets in the amounts of $1,669,000, $115,000 and $263,000 respectively and an increase in deferred revenue of $15,000, partially offset by decreases in accounts payable and accrued expenses, operating lease liabilities, income taxes payable, inventory and prepaid taxes of $425,000, $136,000, $20,000, $364,000 and $41,000, respectively.

Cash Provided By (Used in) Investing Activities

Cash provided by investing activities consists of the cash received from the businesses we sold, reduced by capital expenditures for property and equipment and capitalized engineering costs.

For the three months ended March 31, 2019, cash provided by investing activities was $54,000. This was comprised of $30,000 for the purchase of property and equipment offset by $84,000 of proceeds from the sale of equipment.

Cash Provided By (Used in) Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of financing lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the three months ended March 31, 2019, net cash provided by financing activities was $104,000. This was primarily comprised of proceeds from our revolving loans and sale of future proceeds from the disposition of AMK in the amount of $19,000 and $800,000, respectively, partially offset by repayments of $370,000 on our term loan and $284,000 on our finance lease obligations.

Going Concern

The Company suffered losses from operations and generated negative cash flows from operations for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017. In the past several years, it has repositioned its business, hired new management and has a renewed focus on achieving long-term profitability with a sharp focus on customer satisfaction.

The continuation of our business is dependent upon our ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2019.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at March 31, 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at March 31, 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

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

Capitalized Engineering Costs

We have contractual agreements with customers to produce customer designed parts which requires certain pre-production engineering and programming of our machines. Prior to fiscal 2019, pre-production costs were capitalized and then amortized beginning with the first shipment of product pursuant to such contract.

Based on various technological advances by our customers and the rapid pace of innovation including change in future production methodologies and systems, and difficulty of estimating future shipments, we believe the future life and recoverability of these pre-production costs were extremely short. As such, the Company wrote-off $2,043,000 of capitalized costs in fiscal 2018 and no longer capitalized and amortizes pre-production costs.

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

Recently Issued Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 824) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-01 on January 1, 2019. See Note 1, Adoption of ASC 842, for disclosures related to this amended guidance.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2019.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2018 (the “2018 Form 10-K”), which section is incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2018 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Dated: May 10, 2019

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)