Form 10-K/A
period 2018-12-31
AIR INDUSTRIES GROUP
filed 2019-06-04
CIK 1009891

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed in response to a letter of comment from the staff of the Division of Corporation Finance and revises the discussion of the going concern issue in Note 1 to the Company’s financial statements.

AIR INDUSTRIES GROUP

FORM 10-K/A (Amendment No. 2)

For the Fiscal Year Ended December 31, 2018

		Page No.
PART II

Item 8.	Financial Statements and Supplementary Data	1
	Consolidated Financial Statements	F-1

PART IV

Item 15	Exhibits and Financial Statement Schedules	2

i

PART I

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

1

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

Going Concern

The Company suffered losses from operations of $5,963,000 and $12,758,000 for the years ended December 31, 2018 and 2017, and net losses of $10,992,000 and $22,551,000 for the years ended December 31, 2018 and 2017, respectively. The Company also had negative cash flows from operations for the year ended December 31, 2017. The foregoing results raise substantial doubt about the Company’s ability to continue as a going concern.   To maintain its operations, in January 2017, the Company sold one of its operating subsidiaries and in December 2018, the Company sold a majority of its Aerostructures & Electronics segment. During the year ended December 31, 2016 and subsequent thereto, the Company sold in excess of $29,856,000 in debt and equity securities to secure funds to operate its business.

In late fiscal 2017, the Company initiated a repositioning of its business to obtain profitability and improve its liquidity position. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations, of which there can be no assurance. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2019

AIR INDUSTRIES GROUP

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

3