Form 10-Q
period 2019-06-30
AIR INDUSTRIES GROUP
filed 2019-08-08
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Title of Each Class
Common Stock, par value $0.001

There were a total of 28,948,416 shares of the registrant’s common stock outstanding as of August 05, 2019.

i

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

ii

PART I

FINANCIAL INFORMATION

Page No.
Item 1. Financial statements

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,357,000	$2,012,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $617,000 and $524,000, respectively	7,805,000	6,522,000
Inventory, net	30,163,000	29,051,000
Prepaid Expenses and Other Current Assets	542,000	414,000
Prepaid Taxes	8,000	49,000
Total Current Assets	39,875,000	38,048,000

Property and Equipment, Net	8,400,000	8,777,000
Operating Lease Right-Of-Use-Asset	3,857,000	-
Deferred Financing Costs, Net, Deposits and Other Assets	1,024,000	768,000
Goodwill	163,000	163,000

TOTAL ASSETS	$53,319,000	$47,756,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$20,200,000	$16,793,000
Notes Payable – Related Party – Current Portion	3,657,000	2,552,000
Operating Lease Liabilities – Current Portion	648,000	-
Accounts Payable and Accrued Expenses	9,527,000	8,723,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	898,000	881,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary – Current Portion	200,000	-
Income Taxes Payable	-	20,000
Total Current Liabilities	35,168,000	29,007,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	423,000	3,438,000
Notes Payable – Related Party – Net of Current Portion	2,080,000	2,283,000
Deferred Gain on Sale - Net of Current Portion	238,000	257,000
Operating Lease Liabilities – Net of Current Portion	4,595,000	-
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary – Net of Current Portion	521,000	-
Deferred Rent	-	1,165,000
TOTAL LIABILITIES	43,025,000	36,150,000

Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both June 30, 2019 and December 31, 2018.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 28,890,983 and 28,392,853 Shares Issued and Outstanding as of June 30, 2019 and December 31, 2018, respectively	29,000	28,000
Additional Paid-In Capital	76,446,000	76,101,000
Accumulated Deficit	(66,181,000)	(64,523,000)
TOTAL STOCKHOLDERS’ EQUITY	10,294,000	11,606,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,319,000	$47,756,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$13,368,000	$10,973,000	$27,246,000	$22,882,000

Cost of Sales	11,177,000	9,449,000	22,781,000	19,383,000

Gross Profit	2,191,000	1,524,000	4,465,000	3,499,000

Operating expenses	1,972,000	2,173,000	4,034,000	4,647,000

Loss on Lease abandonment	-	-	(275,000)	-

Income (loss) from Operations	219,000	(649,000)	156,000	(1,148,000)

Interest and Financing Costs	(992,000)	(860,000)	(1,955,000)	(1,636,000)

Other Income (Expense), Net	38,000	71,000	69,000	87,000

Net Loss from Continuing Operations	(735,000)	(1,438,000)	(1,730,000)	(2,697,000)
Income from Discontinued Operations, net of income tax	-	1,623,000	72,000	1,414,000
Net (Loss) Income	$(735,000)	$185,000	$(1,658,000)	$(1,283,000)
Net (Loss) Income per share – Basic
Continuing Operations	$(0.03)	$(0.06)	$(0.06)	$(0.10)
Discontinued Operations	$-	$0.06	$0.00	$0.05
Net (Loss) Income per share – Diluted
Continuing Operations	$(0.03)	$(0.06)	$(0.06)	$(0.10)
Discontinued Operations	$-	$0.06	$0.00	$0.05

Weighted average shares outstanding – Basic and Diluted – continuing operations	28,770,983	26,013,426	28,686,187	26,057,062
Weighted average shares outstanding – Basic – discontinued operations	28,770,983	26,013,426	28,686,187	26,057,062
Weighted average shares outstanding – Diluted – discontinued operations	28,770,983	26,079,377	28,735,597	26,123,013

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000
Common stock issued for directors fees	147,830	—	131,000	—	131,000
Share Issuance Costs	—	—	(58,000)	—	(58,000)
Stock Compensation Expense	—	—	233,000	—	233,000
Other Adjustments – Shares Issued	144,899	—	—	—	—
Other Adjustments – Fair Value allocation	—	—	(185,000)	—	(185,000)
Net Loss	—	—	—	(923,000)	(923,000)
Balance, March 31, 2019	28,685,582	$28,000	$76,222,000	$(65,446,000)	$10,804,000

Issuance of Common Stock	180,000	$1,000	$186,000	$—	$187,000
Stock Compensation Expense	—	—	93,000	—	93,000
Other Adjustments – Shares Issued	25,401	—	—	—	—
Share Issuance Costs	—	—	(55,000)	—	(55,000)
Net Loss	—	—	—	(735,000)	(735,000)
Balance, June, 30, 2019	28,890,983	$29,000	$76,446,000	$(66,181,000)	$10,294,000

Balance, January 1, 2018	25,213,805	$25,000	$71,272,000	$(53,531,000)	$17,766,000
Common stock issued for legal fees	123,456	—	200,000	—	200,000
Issuance of Common Stock	868,080	1,000	979,000	—	980,000
Stock Compensation Expense	—	—	83,000	—	83,000
Other Adjustment – Rounding	—	—	—	(2,000)	(2,000)
Net Loss	—	—	—	(1,468,000)	(1,468,000)
Balance, March 31, 2018	26,205,341	$26,000	$72,534,000	$(55,001,000)	$17,559,000

Issuance of Common Stock	222,253	$—	$374,000	$—	$374,000
Stock Compensation Expense	—	—	142,000	—	142,000
Other Adjustment – Rounding	—	—	—	2,000	2,000
Net Income	—	—	—	185,000	185,000
Balance, June, 30, 2018	26,427,594	$26,000	$73,050,000	$(54,814,000)	$18,262,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,
(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,658,000)	$(1,283,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	1,455,000	1,444,000
Non-cash employee stock compensation expense	326,000	225,000
Non-cash directors compensation	39,000	—
Non-cash other income recognized	(109,000)	—
Non-cash interest expense	33,000	—
Loss on abandonment of lease	275,000	—
Amortization of Right-of-Use-Asset	236,000	—
Deferred gain on sale of real estate	(19,000)	(19,000)
Loss on sale of equipment	42,000	—
Amortization of debt discount on convertible notes payable	113,000	588,000
Amortization of capitalized engineering costs	—	312,000
Bad debt expense	64,000	137,000
Gain on change to plan of assets held for sale	—	(1,563,000)
Amortization of deferred financing costs	—	69,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,347,000)	(2,319,000)
Inventory	(1,112,000)	160,000
Prepaid expenses and other current assets	(128,000)	(82,000)
Prepaid taxes	41,000	—
Deposits and other assets	(256,000)	(202,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	805,000	(21,000)
Operating lease liabilities	(290,000)	—
Income taxes payable	(20,000)	—
Deferred rent	—	3,000
Deferred revenue	17,000	(523,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,493,000)	(3,074,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	—	(317,000)
Purchase of property and equipment	(79,000)	(512,000)
NET CASH USED IN INVESTING ACTIVITIES	(79,000)	(829,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	1,118,000	2,798,000
Payments of note payable – term notes	(739,000)	(739,000)
Proceeds from sale of future proceeds from disposition of subsidiary	800,000	—
Transaction costs from sale of future proceeds from disposition of subsidiary	(3,000)	—
Proceeds from issuance of common stock	—	1,425,000
Payments of finance lease obligations	(593,000)	(646,000)
Share issuance costs	(113,000)	—
Proceeds from notes payable issuances– related party	500,000	770,000
Payments of notes payable issuances – related party	(4,000)	—
Payments of loan payable – financed assets	(49,000)	—
Proceeds from notes payable issuances - third party	—	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	917,000	3,678,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(655,000)	(225,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,012,000	630,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,357,000	$405,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued)
(Unaudited)

	2019	2018

Supplemental cash flow information
Cash paid during the period for interest	$760,000	$840,000
Cash paid during the period for income taxes	$—	$2,000

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$4,368,000	$—
Operating Lease Liabilities under ASC 842	$5,397,000	$—
Write-off deferred rent under ASC 842	$1,165,000	$—

Supplemental schedule of non-cash investing and financing activities
Common Stock issued in lieu of cash for services	$131,000	$—
Issuance of notes payable – related party	$—	$34,000

Issuance of Convertible notes payable – related party	$—	$—

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three and six months ended June 30, 2019, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), Air Realty Group, LLC (“Air Realty”), and The Sterling Engineering Corporation (“Sterling”), (together, the “Company”). As of and for the three and six months ended June 30, 2018, the accompanying condensed consolidated financial statements include the Company’s former subsidiaries all of which are included in income from discontinued operations: Welding Metallurgy, Inc. (“WMI”) including its wholly owned subsidiaries Miller Stuart, Inc. (“Miller Stuart”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”) and Compac Development Corporation (“Compac”), (collectively “WMI Group”).

Going Concern

Although the Company generated income from operations for the three and six months ended June 30, 2019, the Company incurred negative cash flows from operations for the six months ended June 30, 2019. Additionally, the Company incurred losses from operations, as well as negative cash flows from operations for the years ended December 31, 2018 and 2017. Since 2016, the Company has required significant debt and equity cash infusions from related and third parties, in order to maintain operating activities. The foregoing results raise substantial doubt about the Company’s ability to continue as a going concern. In the past several years, the Company has repositioned its business, hired new management and has renewed focus on achieving long-term profitability with a sharp focus on customer satisfaction.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications

Certain 2018 amounts in the condensed consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

Sale of Welding Metallurgy Inc.

On December 20, 2018, the Company sold all of the outstanding shares of WMI Group to CPI Aerostructures, Inc. (“CPI”), pursuant to a Stock Purchase Agreement (“SPA”) for a purchase price of $9,000,000, reduced by an estimated working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the final working capital adjustment and the Company’s obligation to indemnify CPI against damages arising out of the breach of the Company’s representations and warranties and obligations under the SPA. The amount of the working capital deficit has been contested by CPI and the discrepancy will likely be resolved through arbitration in accordance with the terms of the SPA.

Closing of EPC and ECC

The Company completed its shut-down of EPC and ECC and closed related operations on March 31, 2019. In connection with the shut-down, the Company had recognized a loss on abandoned assets of $386,000 during the fourth quarter of 2018, which was included in loss from continuing operations in the 2018 consolidated financial statements.

Additionally, the Company determined that goodwill for ECC in the amount of $109,000 had been impaired and is included in the loss from continuing operations for the year ended December 31, 2018.

Adoption of ASC 842

On January 1, 2019, the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in the condensed consolidated statement of operations for each period presented.

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on the Company’s balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting of finance leases was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $4,368,000 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, the Company elected several practical expedients that permits it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was:

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Operating Lease Right-Of-Use-Asset	$—	$4,368,000	$4,368,000
Total Assets	47,756,000	4,368,000	52,124,000
Operating Leases Liabilities – Current Portion	—	547,000	547,000
Total Current Liabilities	29,007,000	547,000	29,554,000
Operating Leases Liabilities – Net of Current Portion	—	4,986,000	4,986,000
Deferred Rent	1,165,000	(1,165,000)	—
Total Liabilities	36,150,000	4,368,000	40,518,000
Total Liabilities and Stockholders’ Equity	47,756,000	4,368,000	52,124,000

June 30, 2019
(unaudited)
Weighted Average Remaining Lease Term – in years	6.75
Weighted Average discount rate - %	9.5%

The aggregate undiscounted cashflows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
For the twelve months ended	(unaudited)
December 31, 2019 (remaining six months)	$554,000
December 31, 2020	1,136,000
December 31, 2021	1,118,000
December 31, 2022	868,000
December 31, 2023	895,000
Thereafter	2,604,000
Total future minimum lease payments	7,175,000
Less: discount	(1,932,000)
Total operating lease maturities	5,243,000
Less: current portion of operating lease liabilities	(648,000)
Total long term portion of operating lease maturities	$4,595,000

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

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. For the Company’s real estate and other operating leases, the Company uses its incremental borrowing rate. For the Company’s finance leases, it uses the rate implicit in the lease or its incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Some of the Company’s real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and separated into lease and non-lease components based on the initial amount stated in the lease or standalone selling prices. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in the Company’s portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in re-measurement of the lease liability.

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

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold WMI Group to CPI in December 2018. As such, these businesses are reported as discontinued operations for the three and six months ended June 30, 2018. The Company has not segregated the cash flows of these businesses in the condensed consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

Also discussed in Note 1, the Company disposed of its EPC and ECC subsidiaries on March 31, 2019. As required, the Company has retrospectively recast its condensed consolidated statements of operations for all periods presented. As such, these businesses are reported as discontinued operations for the three and six months ended June 30, 2019 and 2018. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

For the year ended December 31, 2018, the Company recorded a loss on abandoned assets of $386,000, which was included in loss from continuing operations in 2018, and a goodwill impairment charge for ECC in the amount of $109,000, as a result of the Company’s decision to close its EPC and ECC businesses.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the condensed consolidated statement of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$—	$4,844,000	$132,000	$7,720,000
Cost of goods sold	—	4,061,000	105,000	6,517,000
Gross profit	—	783,000	27,000	1,203,000
Operating expenses:
Selling, general and administrative	—	(724,000)	(96,000)	(1,351,000)
Gain on impairment of assets	—	1,563,000	41,000	1,563,000
Total operating income (loss)	—	1,622,000	(28,000)	1,415,000
Interest expense	—	(1,000)	(1,000)	(2,000)
Other income	—	2,000	101,000	3,000
Income from discontinued operations before income taxes	—	1,623,000	72,000	1,416,000

Provision for income taxes	—	—	—	2,000
Income from discontinued operations, net of income tax	$—	$1,623,000	$72,000	$1,414,000

Non-cash operating amounts for discontinued operations for the three and six months ended June 30, 2019 include depreciation of $0 and $6,000, respectively. The Company did not incur any capital expenditures for discontinued operations for the three and six months ended June 30, 2019. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Non-cash operating amounts for discontinued operations for the three and six months ended June 30, 2018 include depreciation of $49,000 and $97,000, respectively. The Company did not incur any capital expenditures for discontinued operations for the three and six months ended June 30, 2018. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company, through its AIM subsidiary, is primarily engaged in manufacturing aircraft structural parts and assemblies for prime defense contractors in the aerospace industry in the United States. NTW is a manufacturer of aerospace components, principally landing gear for F-16 and F-18 fighter aircraft. Sterling manufactures components and provides services for jet engines and ground-power turbines. The Company’s customers consist mainly of publicly traded companies in the aerospace industry.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at June 30, 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at June 30, 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

Inventories consist of the following at:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Raw Materials	$4,218,000	$4,622,000
Work In Progress	19,663,000	17,530,000
Finished Goods	10,374,000	10,915,000
Inventory Reserve	(4,092,000)	(4,016,000)
Total Inventory	$30,163,000	$29,051,000

Credit and Concentration Risks

There were three customers that represented 75.6% and 74.5% of total net sales for the three months ended June 30, 2019 and 2018, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
1	35.1	37.7
2	30.0	26.0
3	10.5	10.8

There were three customers that represented 74.7% and 73.8% of total sales for the six months ended June 30, 2019 and 2018, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
1	33.2	35.6
2	29.4	27.7
3	12.1	10.5

There were two customers that represented 58.9% and 64.5% of gross accounts receivable at June 30, 2019 and December 31, 2018, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June 30, 2019	December 31, 2018
	(Unaudited)
1	30.5	38.3
2	28.4	26.2

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Continuing Operations	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	28,770,983	26,013,426	28,686,187	26,057,062
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	28,770,983	26,013,426	28,686,187	26,057,062

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Discontinued Operations	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	28,770,983	26,013,426	28,686,187	26,057,062
Effect of dilutive stock options and warrants	-	65,951	49,410	65,951
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	28,770,983	26,079,377	28,735,597	26,123,013

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Stock Options	861,000	349,000
Warrants	2,183,000	1,480,000
	3,044,000	1,829,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Stock Options	515,000	695,000
Warrants	—	480,000
	515,000	1,175,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees and directors amounted to $93,000 and $142,000 for the three months ended June 30, 2019 and 2018, respectively, and $326,000 and $225,000 for the six months ended June 30, 2019 and 2018, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at June 30, 2019 and December 31, 2018 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2019.

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

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 has no material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,708,000	31.5 years
Machinery and Equipment	12,201,000	11,579,000	5 - 8 years
Finance Lease Machinery and Equipment	6,495,000	6,495,000	5 - 8 years
Tools and Instruments	10,317,000	9,882,000	1.5 - 7 years
Automotive Equipment	177,000	177,000	5 years
Furniture and Fixtures	290,000	303,000	5 - 8 years
Leasehold Improvements	530,000	520,000	Term of Lease
Computers and Software	425,000	425,000	4 - 6 years
Total Property and Equipment	32,385,000	31,389,000
Less: Accumulated Depreciation	(23,985,000)	(22,612,000)
Property and Equipment, net	$8,400,000	$8,777,000

Depreciation expense for the three months ended June 30, 2019 and 2018 was $760,000 and $722,000, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $1,455,000 and $1,444,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2019 and 2018. Accumulated depreciation on these assets was approximately $5,396,000 and $4,827,000 as of June 30, 2019 and December 31, 2018, respectively.

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable and finance lease obligations consist of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Revolving credit note payable to PNC Bank N.A.	$15,161,000	$14,043,000
Term loans, PNC	833,000	1,572,000
Finance lease obligations	1,193,000	1,786,000
Loan Payable – financed asset	525,000	-
Related party notes payable, net of debt discount	5,737,000	4,835,000
Convertible notes payable-third parties, net of debt discount	2,911,000	2,830,000
Subtotal	26,360,000	25,066,000
Less: Current portion of notes and finance lease obligations	(23,857,000)	(19,345,000)
Notes payable and finance lease obligations, net of current portion	$2,503,000	$5,721,000

PNC Bank N.A. (“PNC”)

The Company has a Loan Facility with PNC that has been amended many times during its term. Substantially all of its assets are pledged as collateral under the Loan Facility. The Company is required to maintain a lockbox account with PNC, into which substantially all of its cash receipts are paid. The Loan Facility provides for a $15,000,000 revolving loan and a term loan (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

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

Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC has agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that the Company reduces the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes and financing lease obligations.

Both the revolving loan, inclusive of the Out-of Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to the agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”) to December 31, 2019, the Company is obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of the Company’s Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of the AMK Revenue Stream Payments (referred to in Note 6) resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires the Company to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At June 30, 2019 and December 31, 2018 the Company was in compliance with the minimum EBITDA covenant.

As of June 30, 2019, the Company’s debt to PNC of $15,994,000 consisted of the revolving credit loan in the amount of $15,161,000 and the Term Loan in the amount of $833,000. The revolver balance was increased to include the Company’s negative general ledger balances of its controlled disbursement cash accounts. As of December 31, 2018, the Company’s debt to PNC of $15,615,000 consisted of the revolving credit note of $14,043,000 and the Term Loan of $1,572,000.

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

Interest expense related to these credit facilities amounted to approximately $333,000 and $351,000 for the three months ended June 30, 2019 and 2018, respectively, and $563,000 and $693,000 for the six months ended June 30, 2019 and 2018, respectively.

Finance Lease Obligations – Equipment

The Company is committed under several financing leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Financing lease obligations totaled $1,193,000 and $1,786,000 as of June 30, 2019 and December 31, 2018, respectively, with various interest rates ranging from approximately 4% to 9%.

The aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
December 31, 2019 (remainder of the year)	$622,000
December 31, 2020	542,000
December 31, 2021	52,000
December 31, 2022	22,000
December 31, 2023	—
Thereafter	—
Present value of finance lease obligations	1,238,000
Less: imputed interest	(45,000)
Less: current portion	(1,012,000)
Total Long Term Portion	$181,000

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

On January 15, 2019, the Company issued its 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. The 7% Notes bear interest at the rate of 7% per annum, are convertible into shares of the Company’s common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Notes, are subordinate to the Company’s indebtedness under its credit facility with PNC Bank, National Association, and mature at December 31, 2020, or earlier upon an Event of Default.

In connection with the 7% Notes, the Company paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), paid in the form of a promissory note having terms similar to the 7% Notes.

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. As of the date of this report, the terms of the advance have not been finalized.

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

The gross proceeds of $1,200,000 was completed in the following closings:

Date	Gross Proceeds	Promissory Note	$	Common Stock Price	Shares Issued
3/29/2018	$1,000,000	$700,000	$300,000	1.68	178,571
4/4/2018	100,000	70,000	30,000	1.68	17,857
5/21/2018	100,000	70,000	30,000	1.64	18,334

Total	$1,200,000	$840,000	$360,000		214,762

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich at $1.01 per share or $182,000. The cost have been recorded as a debt discount, and are being accreted over the revised term.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $5,737,000 and $4,835,000, as of June 30, 2019 and December 31, 2018, respectively. Interest incurred on these related party notes amounted to approximately $280,000 and $373,000 for the three months ended June 30, 2019 and 2018, respectively, and $708,000 and $798,000 for the six months ended June 30, 2019 and 2018, respectively. These costs are included in interest and financing costs in the condensed consolidated statement of operations.

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

Although the Company sold all of its rights to the Remaining Amount, as a result of its obligation to the Purchasers, the Company is required to account for the Remaining Amount or portion thereof as income when earned. The Company recorded the $800,000 in proceeds as a liability on its condensed consolidated balance sheet, net of transaction costs of $3,000. Transaction costs will be amortized to interest expense over the estimated life of the Purchase Agreement.

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

During the three and six months ended June 30, 2019, the Company recognized $0 and $109,000, respectively, of non-cash income reflected in “other income, net” on the condensed consolidated statement of operations and recorded $0 and $33,000, respectively, of related non-cash interest expense related to the Purchase Agreement.

The table below shows the activity within the liability account for the six months ended June 30, 2019:

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

Note 7. STOCKHOLDERS’ EQUITY

Common Stock -- Sale of Unregistered Equity Securities

On November 29, 2017, Air Industries Group entered into a Placement Agency Agreement with Taglich Brothers, Inc., a related party, as placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to offer on behalf of the Company, on a best efforts basis, up to 1,600,000 shares of the Company’s common stock (the “Shares”) to accredited investors (the “Offering”), together with five-year warrants to purchase 24,000 shares of common stock (the “Warrants”) for each $100,000 of shares purchased, in a private placement exempt from the registration requirements of the Securities Act.

	Total	Shares		Warrants
Date	Investment	# of shares	Price	# of warrants	Ex Price
11/29/2017	$300,000	217,390	$1.38	72,000	$1.50
12/5/2017	400,000	320,000	$1.25	96,000	$1.50
12/29/2017	235,000	188,000	$1.25	56,400	$1.50
Subtotal- 2017	935,000	725,390		224,400
1/9/2018	1,065,000	852,000	$1.25	255,600	$1.50
Total Offering	$2,000,000	1,577,390		480,000

On January 9, 2018, the Company issued and sold to 35 accredited investors an aggregate of 852,000 Shares and Warrants to purchase an additional 255,600 shares of common stock, for gross proceeds of $1,065,000 pursuant to the Offering. The purchase price for the Shares and Warrants was $1.25 per Share. The Company had previously sold a total of 725,390 Shares and Warrants to purchase an additional 224,400 shares of common stock for gross proceeds of $935,000 on November 29, 2017, December 5, 2017 and December 29, 2017 pursuant to the Offering.

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

In connection with the Offering completed from November 2017 through January 2018, Taglich Brothers, Inc., a related party, which acted as placement agent for the sale of the Shares and Warrants, is entitled to a placement agent fee equal to $104,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants. Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc. The placement agent fee was $0 and $85,200 for the three and six months ended June 30, 2019 and 2018, respectively.

The Company issued 123,456 shares of common stock in lieu of cash payment for various services provided to the Company, for the six months ended June 30, 2018.

In connection with the extension of the maturity date of the Subordinated Notes due May 31, 2019 to June 30, 2020, the Company issued 180,000 shares of common stock on a pro-rata basis to each of the note holders.

Note 8. CONTINGENCIES

Loss Contingencies

A number of actions have been commenced against us by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of past rent arrears, and for an unspecified sum representing all additional rent due under an alleged commercial lease through the end of its term, plus interest and attorney’s fees. The Plaintiff filed a motion for summary judgment in May of 2019. This Motion has been granted, in part, by the Court, finding that Air Industries Group had a lease and was liable. The Court made no finding as to the amount of the Plaintiff’s damages, and directed the parties to use their best efforts to agree on any amount due to Plaintiff. Through our Counsel we have initiated preliminary negotiations but have not come to an agreement with Plaintiff. The Company believes that any settlement will not be material.

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

An employee of the Company commenced an action against, among others, Sterling Engineering and Air Industries Group, before the Connecticut Commission on Human Rights and Opportunities, seeking lost wages in an undetermined amount for the employee’s termination. The action remains in the early pleading stage. The Company believes it is not liable to the employee and any amount it might have to pay would be covered by insurance.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into in May 2018 with respect to the property we occupied at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and recently submitted a motion in opposition to its motion for summary judgement.

On October 15, 2018, a complaint was filed by a stockholder of the Company in the United States District Court for the Eastern District of New York (Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming the Company and certain of its directors and a former director. The complaint alleges that the proxy statement for the Company’s 2017 Annual Meeting contained false and misleading misstatements relating to whether brokers had discretionary authority to vote the shares of their customers in connection with the proposal to increase the number of shares the Company is authorized to issue (the “2017 Charter Amendment”). In the complaint the plaintiff seeks to void the amendment and rescind any shares issued using the shares authorized by the amendment. The Company’s Board of Directors has adopted an amendment to further increase the number of shares of Common Stock they are authorized to issue (the “2019 Charter Amendment”). At the 2019 Annual Meeting of Stockholders on June 25, 2019 the stockholders approved an amendment to the Company’s Articles of Incorporation further increasing the number of shares of common stock the Company is authorized to issue to 60,000,000 shares, which amendment previously was adopted by the Company’s Board of Directors. Counsel to the Company has initiated settlement negotiations with Plaintiff’s counsel. The Company believes that the outcome will not be material.

From time to time the Company also may be engaged in various lawsuits and legal proceedings in the ordinary course of the Company’s business. The Company is currently not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on its business, financial condition or operating results. The Company, however, has had claims brought against it by a number of vendors due to their liquidity constraints.  There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial stockholder of the Company’s common stock, is an adverse party or has a material interest adverse to the Company’s interest.

Note 9. INCOME TAXES

The Company recorded no Federal income tax expense or benefit for the three and six months ended June 30, 2019. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of June 30, 2019 and December 31, 2018, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for (benefit from) income taxes as of June 30, is set forth below:

	2019	2018
	(unaudited)	(unaudited)
Current
Federal	$—	$—
State	—	—
Prior Year Under accrual
Federal	—	—
State	—	—

Total Current Expense	—	—
Deferred Tax Benefit	(440,000)	(690,000)
Valuation Allowance	440,000	690,000
Net Provision for (Benefit from) Income Taxes	$—	$—

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

The Company currently divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists of Sterling. Along with the Company’s operating subsidiaries, the Company reports the results of their its corporate division as an independent segment.

In March 2018, the Company announced its intent to divest WMI Group and related operations which divestiture was completed in December 2018 enabling us to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI Group and the related operations had been classified as a discontinued operation, the Company continued to operate these businesses until the sale closed on December 20, 2018. In November 2018, the Company’s EPC subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The existing contracts that had already been awarded have been completed and the operations of the entity were closed on March 31, 2019. For reporting purposes, WMI Group and EPC and ECC have been classified as discontinued operations for the three and six months ending June 30, 2019 and 2018.

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

Financial information about the Company’s operating segments for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$11,701,000	$9,705,000	$24,119,000	$20,332,000
Gross Profit	2,095,000	1,469,000	4,308,000	3,492,000
Income from continuing operations	1,351,000	657,000	2,794,000	773,000
Assets	47,176,000	44,077,000	47,176,000	44,077,000

TURBINE ENGINE COMPONENTS
Net Sales	1,667,000	1,268,000	3,127,000	2,550,000
Gross Profit	96,000	55,000	157,000	7,000
Loss from continuing operations	(111,000)	(115,000)	(281,000)	(572,000)
Assets	5,575,000	5,761,000	5,575,000	5,761,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Loss from continuing operations	(1,975,000)	(1,980,000)	(4,243,000)	(2,898,000)
Assets	568,000	288,000	568,000	288,000

CONSOLIDATED
Net Sales	13,368,000	10,973,000	27,246,000	22,882,000
Gross Profit	2,191,000	1,524,000	4,465,000	3,499,000
Net Loss from continuing operations	(735,000)	(1,438,000)	(1,730,000)	(2,697,000)
Income from Discontinued Operations, net of income tax	—	1,623,000	72,000	1,414,000
Net (Loss) Income	(735,000)	185,000	(1,658,000)	(1,283,000)
Assets	$53,319,000	$50,126,000	$53,319,000	$50,126,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We are an aerospace company operating primarily in the defense industry. Our Complex Machining segment manufactures structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high profile military and commercial aircraft including Sikorsky’s UH-60 Blackhawk, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing’s 777 and Airbus’ 380 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground-power turbine applications.

Air Industries Machining, Corp. (“AIM”) became a public company in 2005. In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain businesses we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, AIM and NTW, at our primary location in Bay Shore, New York, allowing us to re-focus our operations on our core competencies. In December 2018 we sold WMI Group, and in March 2019 we closed our subsidiaries EPC and ECC.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. In addition, the market for the skilled labor we require to operate our plants is highly competitive. The profit margin of the various products we sell varies based upon a number of factors, including the complexity of the product, the intensity of the competition for such product and, in some cases, the ability to deliver replacement parts on short notice. Thus, in assessing our performance from one period to another, a reader must understand that changes in profit margin can be the result of shifts in the mix of products sold. Our operations have a large percentage of fixed factory overhead. As a result, our profit margins are also highly variable with sales volumes as under-absorption of factory overhead decreases profits.

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft reduces the demand for both new production and replacement spares. Recent increases in Defense Department spending has increased orders for our products. We are focusing greater efforts on the civilian aircraft market though we still remain dependent upon the military for an overwhelming portion of our revenues.

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

The Company currently divides its operations into two operating segments: Complex Machining, which consists of AIM and NTW and Turbine Engine Components which consists of Sterling. Along with our operating subsidiaries, we report the results of our corporate office as an independent segment.

For reporting purposes, WMI Group and EPC and ECC have been classified as discontinued operations for the three and six months ending June 30, 2019 and 2018.

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

RESULTS OF OPERATIONS

In March 2018, we announced our intent to divest WMI Group and related operations which divestiture was completed in December 2018 enabling us to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI Group and the related operations had been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. In November 2018 our EPC subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The operations of EPC and our subsidiary ECC were closed on March 31, 2019. From January 2018 through the closing date of the sale of WMI Group and the completion of the wind down of EPC, respectively, both operations generated a net loss. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$13,368,000	$10,973,000	$27,246,000	$22,882,000
Cost of sales	11,177,000	9,449,000	22,781,000	19,383,000
Gross profit	2,191,000	1,524,000	4,465,000	3,499,000
Operating expenses and interest and financing costs	2,964,000	3,033,000	5,989,000	6,283,000
Loss on abandonment of leases	—	—	(275,000)	—
Other income, net	38,000	71,000	69,000	87,000
Loss from continuing operations	$(735,000)	$(1,438,000)	$(1,730,000)	$(2,697,000)

Balance Sheet Data:

	June 30, 2019	December 31, 2018
	(unaudited)
Cash and cash equivalents	$1,357,000	$2,012,000
Working capital	4,707,000	9,041,000
Total assets	53,319,000	47,756,000
Total stockholders’ equity	$10,294,000	$11,606,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$11,701,000	$9,705,000	$24,119,000	$20,332,000
Gross Profit	2,095,000	1,469,000	4,308,000	3,492,000
Income from continuing operations	1,351,000	657,000	2,794,000	773,000
Assets	47,176,000	44,077,000	47,176,000	44,077,000

TURBINE ENGINE COMPONENTS
Net Sales	1,667,000	1,268,000	3,127,000	2,550,000
Gross Profit	96,000	55,000	157,000	7,000
Loss from continuing operations	(111,000)	(115,000)	(281,000)	(572,000)
Assets	5,575,000	5,761,000	5,575,000	5,761,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Loss from continuing operations	(1,975,000)	(1,980,000)	(4,243,000)	(2,898,000)
Assets	568,000	288,000	568,000	288,000

CONSOLIDATED
Net Sales	13,368,000	10,973,000	27,246,000	22,882,000
Gross Profit	2,191,000	1,524,000	4,465,000	3,499,000
Net Loss from continuing operations	(735,000)	(1,438,000)	(1,730,000)	(2,697,000)
Income from Discontinued Operations, net of income tax	—	1,623,000	72,000	1,414,000
Net (Loss) Income	(735,000)	185,000	(1,658,000)	(1,283,000)
Assets	$53,319,000	$50,126,000	$53,319,000	$50,126,000

Results of Operations for the three months ended June 30, 2019

Net Sales:

Consolidated net sales for the three months ended June 30, 2019 were $13,368,000, an increase of $2,395,000, or 21.8%, compared with $10,973,000 for the three months ended June 30, 2018. Net sales of our Complex Machining segment were $11,701,000 in the three months ended June 30, 2019, an increase of $1,996,000, or 20.6%, from $9,705,000 in the three months ended June 30, 2018. Net sales in our Turbine Engine Components segment for the three months ended June 30, 2019 were $1,667,000, an increase of $399,000, or 31.5%, compared with $1,268,000 for the three months ended June 30, 2018.

As indicated in the table below, three customers represented 75.6% and 74.5% of total sales for the three months ended June 30, 2019 and June 30, 2018, respectively.

Customer	Percentage of Sales
	2019	2018
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	35.1%	37.7%
Sikorsky Aircraft	30.0%	26.0%
Rohr	10.5%	10.8%

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2019 was $2,191,000, an increase of $667,000, or 43.8%, as compared to gross profit of $1,524,000 for the three months ended June 30, 2018. Consolidated gross profit as a percentage of sales was 16.4% and 13.9% for the three months ended June 30, 2019 and 2018, respectively.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2019 were $992,000 an increase of $132,000 or 15.3% compared to $860,000 for the three months ended June 30, 2018. This increase was due to financing costs related to amending our bank debt and extending the maturity date of our loan facility with PNC, additional financing received from related parties and non-cash interest expense on the sale of future proceeds of our subsidiary.

Operating Expense

Consolidated operating expenses for the three months ended June 30, 2019 totaled $1,972,000 and decreased by $201,000 or 9.2% compared to $2,173,000 for the three months ended June 30, 2018. The decrease in operating expenses is primarily due to our efforts to reduce costs including consolidating the corporate office into our Bay Shore location.

Net Income (Loss)

Net loss for the three months ended June 30, 2019 were $735,000, compared to a net income of $185,000 for the three months ended June 30, 2018, for the reasons discussed above. Losses for three months ended June 30, 2019 from continuing operations was $735,000 compared to losses of $ 1,438,000 from continuing operations for the three months ended June 30, 2018. Our net loss for the three months ended June 30, 2018 includes a loss from the discontinued operations of EPC and ECC in the amount of $87,000 and net gains from the WMI Group and related operations in the amount of $1,710,000.

Results of Operations for the six months ended June 30, 2019

Net Sales:

Consolidated net sales for the six months ended June 30, 2019 were $27,246,000, an increase of $4,364,000, or 19.1%, compared with $22,882,000 for the six months ended June 30, 2018. Net sales of our Complex Machining segment were $24,119,000 in the six months ended June 30, 2019, an increase of $3,787,000, or 18.6%, from $20,332,000 in the six months ended June 30, 2018. Net sales in our Turbine Engine Components segment were $3,127,000 for the six months ended June 30, 2019, an increase of $577,000, or 22.6% compared with $2,550,000 for the six months ended June 30, 2018.

As indicated in the table below, three customers represented 74.7% and 73.8% of total sales for the six months ended June 30, 2019 and June 30, 2018, respectively.

Customer	Percentage of Sales
	2019	2018
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	33.2%	35.6%
Sikorsky Aircraft	29.4%	27.7%
Rohr	12.1%	10.5%

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2019 was $4,465,000, an increase of $966,000, or 27.6%, as compared to gross profit of $3,499,000 for the six months ended June 30, 2018. Consolidated gross profit as a percentage of sales was 16.4% and 15.3% for the six months ended June 30, 2019 and 2018, respectively. Our gross profit percentage during the six months ended was most notably impacted by higher gross margins in our Complex Machine segment due to changes in product mix. We believe in future periods, we can improve our gross margins, particularly if our revenues increase allowing for better absorption of our fixed price factory overhead.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2019 were $1,955,000 an increase of $319,000 or 19.5% compared to $1,636,000 for the six months ended June 30, 2018. This increase was due to financing costs related to amending our bank debt and extending the maturity date of our loan facility with PNC, additional financing received from related party debt and non-cash interest expense on the sale of future proceeds of our subsidiary.

Operating Expense

Consolidated operating expenses for the six months ended June 30, 2019 totaled $4,034,000 and decreased by $613,000 or 13.2% compared to $4,647,000 for the six months ended June 30, 2018. The decrease in operating expenses is primarily due to our efforts to reduce cost including consolidating the corporate office into our Bay Shore location.

Net Loss

Net loss for the six months ended June 30, 2019 was $1,658,000, compared to a net loss of $1,283,000 for the six months ended June 30, 2018, for the reasons discussed above. Losses for the six months ended June 30, 2019 from continuing operations was $1,730,000 compared to losses of $2,697,000 from continuing operations for the six months ended June 30, 2018. Our net loss for the six months ended June 30, 2019 and 2018 includes a net gain from the discontinued operations of EPC and ECC in the amount of $72,000 and a net gain from the discontinued operations of EPC, ECC and the WMI Group and related operations in the amount of $1,414,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

While we have reduced debt significantly, we remain highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with PNC or to raise debt and equity from our principal stockholders and third parties to support operations. Substantially all of our assets are pledged as collateral under our Loan Facility. We are required to maintain a lockbox account with PNC, into which substantially all of our cash receipts are paid. If PNC were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past two years we have disposed of certain lines of business and also relied upon our ability to borrow money from our principal stockholders and raise debt and equity capital from third parties to support our operations. Should we continue to need to raise funds to support our operations, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing stockholders.

The Loan Facility provides for a $15,000,000 revolving loan and a term loan with a balance of $833,000 at June 30, 2019 (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

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

The Eighteenth Amendment requires us to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At March 31, 2019, June 30, 2019 and December 31, 2018, we were in compliance with these covenants.

As of June 30, 2019, our outstanding indebtedness to PNC was $15,994,000 and consisted of revolving loans of $15,161,000 and the Term Loan of $833,000, as compared to December 31, 2018, when our debt to PNC was $15,615,000 and consisted of revolving loans of $14,043,000 and the Term Loan of $1,572,000. In addition, as of June 30, 2019 we had financing lease obligations to third parties of $1,193,000, as compared to financing lease obligations to third parties of $1,786,000 as of December 31, 2018.

Significant Transactions Which Have Impacted Our Liquidity

Financings – Related Parties

Due to net losses and negative cash flow in recent years, we have financed our operations in part through private placements of our debt and equity securities. Each of Michael and Robert Taglich, two of our directors, have invested substantial amounts in our company in various debt and equity financings, including the financings in 2019 described below and in other financings discussed in Note 5 to our condensed consolidated financial statements for the periods ended June 30, 2019 and 2018.

Taglich Brothers, Inc. (“Taglich Brothers”), a corporation founded by Michael and Robert Taglich, and in which a third director of our company is a vice president of Investment Banking, has acted as a placement agent for our debt and equity financing transactions and has received cash and equity compensation for its services. For additional information, see Note 5 to our condensed consolidated financial statements for the periods ended June 30, 2019 and 2018 appearing elsewhere in this report.

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

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich at $1.01 per share or $182,000. The cost have been recorded as a debt discount, and are being accreted over the revised term.

On January 15, 2019, we issued our 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes” and each a “7% Note”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. Each 7% Note bears interest at the rate of 7% per annum, is convertible into shares of our common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Notes, is subordinated to our indebtedness under the Loan Facility, and matures at December 31, 2020, or earlier upon an Event of Default.

We paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), in the form of a promissory note having terms similar to the 7% Notes, in connection with the purchase of the 7% Notes.

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. As of the date of this report, the terms of the advance have not been finalized.

Related party notes payable, net of debt discount to Michael and Robert Taglich, and their affiliated entities, totaled $5,737,000 and $4,835,000, as of June 30, 2019 and December 31, 2018, respectively.

Sale of Future Proceeds from Disposition of Subsidiary

In connection with the sale of the Company’s wholly-owned subsidiary, AMK to Meyer Tool, Inc., (“Meyer”) in 2017, Meyer was obligated to pay the Company within 30 days after the end of each calendar quarter, commencing April 1, 2017, an amount equal to five (5%) percent of the net sales of AMK for that quarter until the aggregate payments made to the Company (the “Meyer Agreement”) equals $1,500,000 (the “Maximum Amount”).

As of December 31, 2018, the Company received an aggregate of $363,000 under the Meyer Agreement.

In order to increase liquidity, on January 15, 2019, the Company entered into a “Purchase Agreement” with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which the Company assigned to the Purchasers all of their rights, title and interest to the remaining $1,137,000 of the $1,500,000 in payments due from Meyer for the sale of AMK (the “Remaining Amount”) for an immediate payment of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The timing of the payments is based upon the net sales of AMK. If the Purchasers have not received the entire Remaining Amount by March 31, 2023, they have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from us (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be retained by us.

The Purchasers have agreed to pay Taglich Brothers a fee equal to 2% per annum of the purchase price paid by such Purchasers, payable quarterly, to be deducted from the payments of the Remaining Amount, for acting as paying agent in connection with the payments from Meyer.

Sale of Welding Metallurgy Inc.

On December 20, 2018, we sold all of the outstanding shares of WMI to CPI Aerostructures, Inc. (“CPI”), pursuant to a Stock Purchase Agreement (“SPA”) for a purchase price of $9,000,000, reduced by an estimated working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the final working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. The amount of the working capital deficit has been contested by CPI and the discrepancy will likely be resolved through arbitration in accordance with the terms of the SPA.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(1,493,000)	$(3,074,000)
Investing activities	(79,000)	(829,000)
Financing activities	917,000	3,678,000
Net decrease in cash and cash equivalents	$(655,000)	$(225,000)

Cash Used in Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2019, net cash was impacted by a net loss of $1,658,000, offset by $2,455,000 of non-cash items consisting of depreciation of property and equipment of $1,455,000, amortization of debt discount on convertible notes payable of $113,000, non-cash employee compensation expense of $326,000, amortization of the right-of-use asset of $236,000, abandonment of lease of $275,000 and other non-cash items totaling $50,000.

Operating assets and liabilities used cash in the net amount of $2,290,000 consisting primarily of the net increases in accounts receivable, inventory, prepaid expenses and other current assets, deposits and other assets, accounts payable, and deferred revenue in the amounts of $1,347,000, $1,112,000, $128,000, $256,000, $805,000 and $17,000, respectively, partially offset by a decrease in operating lease liabilities of $290,000, prepaid taxes of $41,000 and income taxes payable of $20,000.

Cash Used in Investing Activities

For the six months ended June 30, 2019, cash used in investing activities was $79,000. This was comprised of the purchase of equipment.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of finance lease obligations and other notes payable.

For the six months ended June 30, 2019, cash provided by financing activities was $917,000. This was comprised of proceeds from a related party note payable of $500,000, proceeds from our revolving loans in the amount of $1,118,000, and proceeds from the sale of future proceeds from disposition of subsidiary of $800,000, partially offset by repayments of $739,000 on our term loan and $593,000 on our finance lease obligations and changes in other items totaling $169,000,

Going Concern

Although we generated income from operations for the three and six months ended June 30, 2019, we incurred negative cash flows from operations for the six months ended June 30, 2019. Additionally, we incurred losses from operations, as well as negative cash flows from operations for the years ended December 31, 2018 and 2017. Since 2016, we have required significant debt and equity cash infusions from related and third parties, in order to maintain operating activities. The foregoing results raise substantial doubt about our ability to continue as a going concern. In the past several years, we have repositioned our business, hired new management and have renewed our focus on achieving long-term profitability with a sharp focus on customer satisfaction.

The continuation of our business is dependent upon our ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2019.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at June 30, 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at June 30, 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

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

We recognize certain revenues under a bill and hold arrangement with two of its large customers. These arrangements are made for the convenience of the customer and the product is usually shopped within a few days. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. The customer must initiate the request for the bill and hold arrangement. The customer must have made this request in writing in addition to their fixed commitment to purchase the item. The risk of ownership has passed to the customer, payment terms are not modified and payment will be made as if the goods had shipped.

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

The Company performs impairment testing for goodwill annually, or more frequently when indicators of impairment exist, using a three-step approach. Step “zero” is a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Step “one” compares the fair value of the net assets of the relevant reporting unit (calculated using a discounted cash flow method) to its carrying value, and step “two” is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

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

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 has no material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.

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

Item 2. Sales of Unregistered Equity Securities

In May 2019, we issued a total of 180,000 shares of common stock to the holders of our Subordinated Notes in connection with the extension of the maturity of the Subordinated Notes from May 31, 2019 to June 30, 2020, pro rata based upon the principal amount of Subordinated Notes owned by each holder, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich. The issuance of the shares was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D since each of the holders is an accredited investor. The certificates evidencing the shares are imprinted with the customary Securities Act legend.

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any other unregistered equity securities during the period covered by this Report.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares.

3.6	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2019

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)