Form 10-Q
period 2019-09-30
AIR INDUSTRIES GROUP
filed 2019-11-07
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019

or

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

Title of Each Class
Common Stock, par value $0.001

There were a total of 29,003,533 shares of the registrant’s common stock outstanding as of November 04, 2019.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or “Exchange Act.” Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

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

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$333,000	$2,012,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $595,000 and $524,000, respectively	6,427,000	6,522,000
Inventory, Net	30,352,000	29,051,000
Prepaid Expenses and Other Current Assets	568,000	414,000
Prepaid Taxes	6,000	49,000
Total Current Assets	37,686,000	38,048,000

Property and Equipment, Net	8,132,000	8,777,000
Operating Lease Right-Of-Use-Asset	3,741,000	-
Deferred Financing Costs, Net, Deposits and Other Assets	1,029,000	768,000
Goodwill	163,000	163,000

TOTAL ASSETS	$50,751,000	$47,756,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$17,899,000	$16,793,000
Notes Payable – Related Party – Current Portion	3,981,000	2,552,000
Operating Lease Liabilities – Current Portion	672,000	-
Accounts Payable and Accrued Expenses	9,291,000	8,723,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	895,000	881,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary – Current Portion	200,000	-
Income Taxes Payable	20,000	20,000
Total Current Liabilities	32,996,000	29,007,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	267,000	3,438,000
Notes Payable – Related Party – Net of Current Portion	1,817,000	2,283,000
Deferred Gain on Sale - Net of Current Portion	228,000	257,000
Operating Lease Liabilities – Net of Current Portion	4,420,000	-
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary – Net of Current Portion	462,000	-
Deferred Rent	-	1,165,000
TOTAL LIABILITIES	40,190,000	36,150,000

Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2019 and December 31, 2018.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 28,951,194 and 28,392,853 Shares Issued and Outstanding as of September 30, 2019 and December 31, 2018, respectively	28,000	28,000
Additional Paid-In Capital	76,527,000	76,101,000
Accumulated Deficit	(65,994,000)	(64,523,000)
TOTAL STOCKHOLDERS’ EQUITY	10,561,000	11,606,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,751,000	$47,756,000

See Notes to Condensed Consolidated Financial Statements

 AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$13,997,000	$10,733,000	$41,243,000	$33,615,000

Cost of Sales	11,034,000	9,366,000	33,815,000	28,749,000

Gross Profit	2,963,000	1,367,000	7,428,000	4,866,000

Operating Expenses	1,808,000	2,183,000	5,842,000	6,830,000

Loss on Lease Abandonment	-	-	(275,000)	-

Income (loss) from Operations	1,155,000	(816,000)	1,311,000	(1,964,000)

Interest and Financing Costs	(835,000)	(830,000)	(2,790,000)	(2,466,000)

Other Income, Net	100,000	88,000	169,000	175,000

Income (Loss) before Provision for Income Taxes	420,000	(1,558,000)	(1,310,000)	(4,255,000)
Provision for income taxes	22,000	-	22,000	-
Income (Loss) from Continuing Operations	398,000	(1,558,000)	(1,332,000)	(4,255,000)
Loss from Discontinued Operations, net of income tax	(211,000)	(1,572,000)	(139,000)	(158,000)
Net Income (Loss)	$187,000	$(3,130,000)	$(1,471,000)	$(4,413,000)
Net Income (Loss) per share – Basic
Continuing Operations	$0.01	$(0.06)	$(0.05)	$(0.16)
Discontinued Operations	$(0.01)	$(0.06)	$0.00	$(0.01)
Net Income (Loss) per share – Diluted
Continuing Operations	$0.01	$(0.06)	$(0.05)	$(0.16)
Discontinued Operations	$(0.01)	$(0.06)	$0.00	$(0.01)

Weighted average shares outstanding – Basic – continuing operations	28,909,072	26,768,914	28,774,041	26,295,703
Weighted average shares outstanding – Diluted – continuing operations	29,040,530	26,768,914	28,774,041	26,295,703
Weighted average shares outstanding – Basic and Diluted – discontinued operations	28,909,072	26,768,914	28,774,041	26,295,703

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000
Common stock issued for directors fees	147,830	—	131,000	—	131,000
Share Issuance Costs	—	—	(58,000)	—	(58,000)
Stock Compensation Expense	—	—	233,000	—	233,000
Other Adjustments – Shares Issued	144,899	—	—	—	—
Other Adjustments – Fair Value allocation	—	—	(185,000)	—	(185,000)
Net Loss	—	—	—	(923,000)	(923,000)
Balance, March 31, 2019	28,685,582	$28,000	$76,222,000	$(65,446,000)	$10,804,000

Issuance of Common Stock	180,000	$1,000	$186,000	$—	$187,000
Stock Compensation Expense	—	—	93,000	—	93,000
Other Adjustments – Shares Issued	25,401	—	—	—	—
Share Issuance Costs	—	—	(55,000)	—	(55,000)
Net Loss	—	—	—	(735,000)	(735,000)
Balance, June 30, 2019	28,890,983	$29,000	$76,446,000	$(66,181,000)	$10,294,000

Common Stock issued for directors fees	57,433	$—	$56,000	$—	$56,000
Issuance of Common Stock	2,778	—	—	—	—
Stock Compensation Expense	—	—	25,000	—	25,000
Other Adjustments - Rounding	—	(1,000)	—	—	(1,000)
Net Income	—	—	—	187,000	187,000
Balance, September 30, 2019	28,951,194	$28,000	$76,527,000	$(65,994,000)	$10,561,000

Balance, January 1, 2018	25,213,805	$25,000	$71,272,000	$(53,531,000)	$17,766,000
Common stock issued for legal fees	123,456	—	200,000	—	200,000
Issuance of Common Stock	868,080	1,000	979,000	—	980,000
Stock Compensation Expense	—	—	83,000	—	83,000
Other Adjustments – Rounding	—	—	—	(2,000)	(2,000)
Net Loss	—	—	—	(1,468,000)	(1,468,000)
Balance, March 31, 2018	26,205,341	$26,000	$72,534,000	$(55,001,000)	$17,559,000

Issuance of Common Stock	222,253	$—	$374,000	$—	$374,000
Stock Compensation Expense	—	—	142,000	—	142,000
Other Adjustments – Rounding	—	—	—	2,000	2,000
Net Income	—	—	—	185,000	185,000
Balance, June 30, 2018	26,427,594	$26,000	$73,050,000	$(54,814,000)	$18,262,000

Issuance of Common Stock	341,320	—	461,000	—	461,000
Stock Compensation Expense	—	—	83,000	—	83,000
Change in Plan to Assets Held for sale	—	—	—	1,563,000	1,563,000
Net Loss	—	—	—	(3,130,000)	(3,130,000)
Balance, September 30, 2018	26,768,914	$26,000	$73,594,000	$(56,381,000)	$17,239,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30,
(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,471,000)	$(4,413,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,085,000	2,165,000
Non-cash employee stock compensation expense	351,000	308,000
Non-cash directors compensation	95,000	—
Non-cash other income recognized	(198,000)	—
Non-cash interest expense	60,000	—
Loss on abandonment of lease	275,000	—
Amortization of Right-of-Use-Asset	352,000	—
Deferred gain on sale of real estate	(29,000)	(29,000)
Loss on sale of equipment	42,000	—
Amortization of debt discount on convertible notes payable	370,000	740,000
Amortization of capitalized engineering costs	—	493,000
Bad debt expense	46,000	190,000
Gain on assets held for sale	—	930,000
Amortization of deferred financing costs	—	158,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	49,000	(1,167,000)
Inventory	(1,301,000)	(836,000)
Prepaid expenses and other current assets	(154,000)	89,000
Prepaid taxes	43,000	—
Deposits and other assets	(261,000)	(1,275,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	343,000	(1,736,000)
Operating lease liabilities	(441,000)	—
Deferred rent	—	4,000
Deferred revenue	14,000	1,513,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	270,000	(2,866,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	—	(400,000)
Purchase of property and equipment	(397,000)	(629,000)
NET CASH USED IN INVESTING ACTIVITIES	(397,000)	(1,029,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable – revolver – net	(597,000)	3,615,000
Payments of note payable – term notes	(1,108,000)	(1,108,000)
Proceeds from sale of future proceeds from disposition of subsidiary	800,000	—
Transaction costs from sale of future proceeds from disposition of subsidiary	(3,000)	—
Proceeds from issuance of common stock	—	1,885,000
Payments of finance lease obligations	(899,000)	(958,000)
Share issuance costs	(113,000)	—
Proceeds from notes payable issuances– related party	500,000	803,000
Payments of notes payable issuances – related party	(16,000)	—
Payments of loan payable – financed assets	(116,000)	—
Deferred financing costs	—	(125,000)
Proceeds from notes payable issuances - third party	—	70,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,552,000)	4,182,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,679,000)	287,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,012,000	630,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$333,000	$917,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2019	2018

Supplemental cash flow information
Cash paid during the period for interest	$1,260,000	$1,053,000

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$4,368,000	$—
Operating Lease Liabilities under ASC 842	$5,397,000	$—
Write-off deferred rent under ASC 842	$1,165,000	$—

Supplemental schedule of non-cash investing and financing activities
Common Stock issued in lieu of cash for services	$187,000	$—
Common Stock issued for notes payable – related party	$—	$330,000
Common Stock issued for notes payable	$—	$30,000
Issuance of notes payable – related party	$—	$34,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three and nine months ended September 30, 2019, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), Air Realty Group, LLC (“Air Realty”), and The Sterling Engineering Corporation (“Sterling”), (together, the “Company”). As of and for the three and nine months ended September 30, 2018, the accompanying condensed consolidated financial statements also include the Company’s former subsidiaries all of which are included in income from discontinued operations: Welding Metallurgy, Inc. (“WMI”) including its wholly owned subsidiaries Miller Stuart, Inc. (“Miller Stuart”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”) and Compac Development Corporation (“Compac”), (collectively “WMI Group”). See Note 2 for details of discontinued operations.

Going Concern

Although the Company generated income from operations for the three and nine months ended September 30, 2019, the Company has used a substantial amount of cash during the nine months ended September 30, 2019 for debt service and capital expenditures. Additionally, the Company incurred losses from operations, as well as negative cash flows from operations for the years ended December 31, 2018 and 2017. Since 2016, the Company has required significant debt and equity cash infusions from related and third parties, in order to maintain operating activities. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. In the past several years, the Company has repositioned its business, hired new management and has renewed focus on achieving long-term profitability with a sharp focus on customer satisfaction.

The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications

Certain 2018 amounts in the condensed consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

Sale of Welding Metallurgy Inc.

On December 20, 2018, the Company sold all of the outstanding shares of WMI Group to CPI Aerostructures, Inc. (“CPI”), pursuant to a Stock Purchase Agreement (“SPA”) for a purchase price of $9,000,000, reduced by an estimated working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the final working capital adjustment and the Company’s obligation to indemnify CPI against damages arising out of the breach of the Company’s representations and warranties and obligations under the SPA. The amount of the final working capital adjustment, which has been contested by CPI and is currently the subject of litigation between the Company and CPI. See Note 8 for further discussion.

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

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on the Company’s balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting of finance leases was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $4,368,000 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the term. As permitted under ASC 842, the Company elected several practical expedients that permits it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

In Mach 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classifies as a sales-type, direct financing or operating lease. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was:

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Operating Lease Right-Of-Use-Asset	$—	$4,368,000	$4,368,000
Total Assets	$47,756,000	$4,368,000	$52,124,000
Operating Leases Liabilities – Current Portion	$—	$547,000	$547,000
Total Current Liabilities	$29,007,000	$547,000	$29,554,000
Operating Leases Liabilities – Net of Current Portion	$—	$4,986,000	$4,986,000
Deferred Rent	$1,165,000	$(1,165,000)	$—
Total Liabilities	$36,150,000	$4,368,000	$40,518,000
Total Liabilities and Stockholders’ Equity	$47,756,000	$4,368,000	$52,124,000

September 30, 2019
(unaudited)
Weighted Average Remaining Lease Term – in years	6.53
Weighted Average discount rate - %	9.50%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
For the twelve months ended	(unaudited)
December 31, 2019 (remaining three months)	$279,000
December 31, 2020	1,136,000
December 31, 2021	1,118,000
December 31, 2022	868,000
December 31, 2023	895,000
Thereafter	2,604,000
Total future minimum lease payments	6,900,000
Less: discount	(1,808,000)
Total operating lease maturities	5,092,000
Less: current portion of operating lease liabilities	(672,000)
Total long term portion of operating lease maturities	$4,420,000

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

As part of the effort to reduce costs, corporate executive offices were moved to an existing 5.4 acre corporate campus in Bay Shore, New York. The Company remains liable under the lease for the office in Hauppauge, New York which is now vacant. This lease has a term which ends January 2022. The annual rent was approximately $113,000 for the lease year which began in January 2019 and increases by approximately 3% per annum each year thereafter. Accordingly, the Company recognized an impairment of $275,000 to its Operating Lease Right-of-Use-Asset for the nine months ended September 30, 2019.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company sold WMI Group to CPI in December 2018. As such, these businesses are reported as discontinued operations for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, costs related to WMI Group were recorded for the settlement of an action brought by the former landlord of Compac Development Corporation, additionally costs were accrued for legal counsel relating to the lawsuit brought by CPI. The Company has not segregated the cash flows of these businesses in the condensed consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

Also discussed in Note 1, the Company completed its shut-down of its EPC and ECC subsidiaries on March 31, 2019. As required, the Company has retrospectively recast its condensed consolidated statements of operations for all periods presented. As such, these businesses are reported as discontinued operations for the three and nine months ended September 30, 2019 and 2018. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

For the year ended December 31, 2018, the Company recorded a loss on abandoned assets of $386,000, which together with a goodwill impairment charge of ECC in the amount of $109,000 was included in loss from continuing operations in 2018 as a result of the Company’s decision to close its EPC and ECC businesses.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$—	$5,262,000	$132,000	$12,982,000
Cost of goods sold	—	4,252,000	105,000	10,769,000
Gross profit	—	1,010,000	27,000	2,213,000
Operating expenses:
Selling, general and administrative	100,000	91,000	155,000	1,442,000
Loss on assets held for sale	—	(2,493,000)	—	(930,000)
Total operating loss	(100,000)	(1,574,000)	(128,000)	(159,000)
Interest expense	—	(2,000)	(1,000)	(4,000)
Other (expense) income	(111,000)	4,000	(10,000)	7,000
Loss from discontinued operations before income taxes	(211,000)	(1,572,000)	(139,000)	(156,000)

Provision for income taxes	—	—	—	2,000
Loss from discontinued operations, net of income tax	$(211,000)	$(1,572,000)	$(139,000)	$(158,000)

Non-cash operating amounts for discontinued operations for the three and nine months ended September 30, 2019 include depreciation of $0 and $6,000, respectively. The Company did not incur any capital expenditures for discontinued operations for the three and nine months ended September 30, 2019. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Non-cash operating amounts for discontinued operations for the three and nine months ended September 30, 2018 include depreciation of $49,000 and $146,000, respectively. The Company did not incur any capital expenditures for discontinued operations for the three and nine months ended September 30, 2018. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

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

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at September 30, 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at September 30, 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

Inventories consist of the following at:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Raw Materials	$4,369,000	$4,622,000
Work In Progress	20,298,000	17,530,000
Finished Goods	9,966,000	10,915,000
Inventory Reserve	(4,281,000)	(4,016,000)
Total Inventory	$30,352,000	$29,051,000

Credit and Concentration Risks

There were two customers that represented 61.7% and three customers that represented 69.3% of total net sales for the three months ended September 30, 2019 and 2018, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
1	35.0	27.1
2	26.7	28.5
3	*	13.7

* Customer was less than 10% of sales for the three months ended September 30, 2019.

There were three customers that represented 73.4% and 72.3% of total sales for the nine months ended September 30, 2019 and 2018, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
1	31.1	27.5
2	31.0	33.3
3	11.3	11.5

There were three customers that represented 54.6% and two customers that represented 64.9% of gross accounts receivable at September 30, 2019 and December 31, 2018, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September 30, 2019	December 31, 2018
	(Unaudited)
1	24.0	38.5
2	19.5	26.4
3	11.1	*

* Customer was less than 10% of gross receivables at December 31, 2018.

During the year, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

The Company has several key sole-source suppliers of various parts that are important for one or more of its products. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable or unwilling to provide parts for any reason, its business could be severely harmed.

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	28,909,072	26,768,914	28,774,041	26,295,703
Effect of dilutive stock options and warrants	131,458	—	—	—
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	29,040,530	26,768,914	28,774,041	26,295,703

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three and Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Stock Options	852,000	215,000
Warrants	2,183,000	1,480,000
	3,035,000	1,695,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares during the periods set forth below because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	Nine Months Ended	Three and Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Stock Options	500,000	695,000
Warrants	—	480,000
	500,000	1,175,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees and directors amounted to $81,000 and $83,000 for the three months ended September 30, 2019 and 2018, respectively, and $446,000 and $308,000 for the nine months ended September 30, 2019 and 2018, respectively, and was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at September 30, 2019 and December 31, 2018 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at September 30, 2019.

Recently Issued Accounting Pronouncements

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,708,000	31.5 years
Machinery and Equipment	12,309,000	11,579,000	5 - 8 years
Finance Lease Machinery and Equipment	6,495,000	6,495,000	5 - 8 years
Tools and Instruments	10,682,000	9,882,000	1.5 - 7 years
Automotive Equipment	177,000	177,000	5 years
Furniture and Fixtures	290,000	303,000	5 - 8 years
Leasehold Improvements	530,000	520,000	Term of Lease
Computers and Software	425,000	425,000	4 - 6 years
Total Property and Equipment	32,858,000	31,389,000
Less: Accumulated Depreciation	(24,726,000)	(22,612,000)
Property and Equipment, net	$8,132,000	$8,777,000

Depreciation expense for the three months ended September 30, 2019 and 2018 was $712,000 and $681,000, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $2,085,000 and $2,165,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2019 and 2018. Accumulated depreciation on these assets was approximately $5,683,000 and $4,827,000 as of September 30, 2019 and December 31, 2018, respectively.

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable and finance lease obligations at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Revolving credit note payable to PNC Bank N.A.	$13,446,000	$14,043,000
Term loans, PNC	464,000	1,572,000
Finance lease obligations	887,000	1,786,000
Loan Payable – financed asset	455,000	-
Related party notes payable, net of debt discount	5,798,000	4,835,000
Convertible notes payable-third parties, net of debt discount	2,914,000	2,830,000
Subtotal	23,964,000	25,066,000
Less: Current portion of notes and finance lease obligations	(21,880,000)	(19,345,000)
Notes payable and finance lease obligations, net of current portion	$2,084,000	$5,721,000

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

The Loan Facility was amended most recently on May 30, 2018 (the “Sixteenth Amendment”), January 2, 2019 (the “Seventeenth Amendment”) and February 8, 2019 (the “Eighteenth Amendment”).

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

Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC has agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that the Company reduces the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes payable and financing lease obligations.

Both the revolving loan, inclusive of the Out-of-Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to the agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”) to December 31, 2019, the Company is obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As of September 30, 2019, the Company has paid the extension fee of (i) $250,000 and has accrued (ii) $125,000 which is due and payable on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of the Company’s Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of the AMK Revenue Stream Payments (referred to in Note 6) resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires the Company to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018 the Company was in compliance with the minimum EBITDA covenant.

As of September 30, 2019, the Company’s debt to PNC of $13,910,000 consisted of the revolving credit loan in the amount of $13,446,000 and the Term Loan in the amount of $464,000. The revolver balance was increased to include the Company’s negative general ledger balances of its controlled disbursement cash accounts. As of December 31, 2018, the Company’s debt to PNC of $15,615,000 consisted of the revolving credit note of $14,043,000 and the Term Loan of $1,572,000.

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

Interest expense related to these credit facilities amounted to approximately $391,000 and $288,000 for the three months ended September 30, 2019 and 2018, respectively, and $954,000 and $981,000 for the nine months ended September 30, 2019 and 2018, respectively.

Finance Lease Obligations – Equipment

The Company is committed under several financing leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Financing lease obligations totaled $887,000 and $1,786,000 as of September 30, 2019 and December 31, 2018, respectively, with various interest rates ranging from approximately 4% to 9%.

The aggregate future minimum lease payments, including imputed interest, with remaining terms of greater than one year are as follows:

For the twelve months ending	Amount
December 31, 2019 (remainder of the year)	$301,000
December 31, 2020	542,000
December 31, 2021	52,000
December 31, 2022	22,000
December 31, 2023	—
Thereafter	—
Present value of finance lease obligations	917,000
Less: imputed interest	(30,000)
Less: current portion	(783,000)
Total Long Term Portion	$104,000

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

In connection with the 7% Notes, the Company paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), paid in the form of a promissory note having terms substantially identical to the 7% Notes.

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. The maturity date of these notes is June 30, 2020 which correspond with the maturity date of the Subordinated Notes due May 2019, (“The “2019 Notes”), that were extended to June 30, 2020. These notes bear interest at a rate of 12% per annum. In connection with these notes the Company issued 37,500 shares of stock to each of Michael and Robert Taglich.

On October 21, 2019, the Company was advanced $1,000,000 from Michael Taglich. As of the date of this report, the terms of the advance have not been finalized.

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

In May 2018, the Company issued $1,200,000 of Subordinated Notes due May 31, 2019, together with a total of 214,762 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, the Company issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and the Company issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. The Company issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock, to the other accredited investor for a purchase price of $100,000. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

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

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich at $1.01 per share or $182,000. The costs have been recorded as a debt discount, and are being accreted over the revised term.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $5,798,000 and $4,835,000, as of September 30, 2019 and December 31, 2018, respectively. Interest incurred on these related party notes amounted to approximately $265,000 and $526,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,393,000 and $1,324,000 for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in interest and financing costs in the condensed consolidated statement of operations.

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

As payments are remitted to the Purchasers, the balance of the recorded liability will be effectively repaid over the life of the Purchase Agreement. To determine the amortization of the recorded liability, the Company is required to estimate the total amount of future payment to be received by the Purchasers. The Company estimates that the entire Remaining Amount will be received, and accordingly, the Remaining Amount less the $800,000 purchase price received (the “Discount”) will be amortized into the liability balance and recorded as interest expense. The Discount will be amortized through the earliest date that the Purchasers can exercise their Put Right, using the straight line method (which is not materially different than the effective interest method) over the estimated life of the Purchase Agreement with the Purchasers. Periodically, the Company will assess the estimated payments to be made to the Purchasers related to the Meyer Agreement, and to the extent the amount or timing of the payments is materially different from their original estimates, the Company will prospectively adjust the amortization of the liability. The amount or timing of the payments from Meyer are not within the Company’s control. Since the inception of the Purchase Agreement, the Company estimates the effective annual interest rate over the life of the agreement to be approximately 18%.

The liability is classified between the current and non-current portion of liability related to sale of future proceeds from disposition of subsidiary based on the estimated recognition of the payments to be received by the purchasers in the next 12 months from the financial statements reporting date.

During the three and nine months ended September 30, 2019, the Company recognized $89,000 and $198,000, respectively, of non-cash income reflected in “other income, net” on the condensed consolidated statement of operations and recorded $27,000 and $60,000, respectively, of related non-cash interest expense related to the Purchase Agreement.

The table below shows the activity within the liability account for the nine months ended September 30, 2019:

Liabilities related to sale of future proceeds from disposition of subsidiaries – beginning balance	$—
Cash received from sale of future proceeds from disposition of subsidiary	800,000
Non-Cash other income recognized	(198,000)
Non-Cash interest expense recognized	60,000
Liabilities related to sale of future proceeds from disposition of subsidiary – ending balance	662,000
Less: unamortized transaction costs	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$659,000

Note 7. STOCKHOLDERS’ EQUITY

Common Stock - Sale of Unregistered Equity Securities

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

In connection with the Offering completed from November 2017 through January 2018, Taglich Brothers, Inc., is entitled to a placement agent fee equal to $160,000 (8% of the amounts invested), payable at the Company’s option, in cash or additional shares of common stock and warrants having the same terms and conditions as the Shares and Warrants. Michael Taglich and Robert Taglich, directors of the Company, are principals of Taglich Brothers, Inc. The placement agent fee was $0 and $85,200 for the three and nine months ended September 30, 2019 and 2018, respectively.

The Company issued 123,456 shares of common stock in lieu of cash payment for legal fees provided to the Company, for the nine months ended September 30, 2018.

In connection with the extension of the maturity date of the Subordinated Notes due May 31, 2019 to June 30, 2020, the Company issued 180,000 shares of common stock on a pro-rata basis to each of the note holders during the quarter ended June 30, 2019.

Note 8. CONTINGENCIES

Loss Contingencies

A number of legal actions have been commenced against us by vendors, former landlords and others, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable or accrued expenses they are not specifically discussed herein.

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

On October 2, 2018, Contract Pharmacal Corp. commenced an action, relating to a Sublease entered into in May 2018 with respect to the property we occupied at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages of approximately $600,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and recently submitted a motion in opposition to its motion for summary judgement.

On December 20, 2018, pursuant to a Stock Purchase Agreement dated as of March 21, 2018 (“SPA”), the Company completed the sale of all of the outstanding shares of its subsidiary, Welding Metallurgy, Inc. to CPI Aerostructures. On March 19, 2019, in accordance with the procedures set forth in the SPA with CPI Aerostructures, the Company received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated. The issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019 the Company received a demand from CPI for payment of such amount. The Company advised CPI that the determination of BDO is void because, among other things, it believes BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against the Company seeking, among other things, an order of specific performance requiring delivery of the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against the Company in the amount of approximately $4,200,000 of which $2,000,000 would be satisfied by delivery of the funds in escrow. On October 7, 2019, the Company agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. As of December 31, 2018, the Company has placed a reserve against substantially all of the escrowed amount and cannot estimate the amount of loss. Additionally, outside counsel for the Company has advised that they cannot offer an opinion as to the probable outcome at this stage in the proceedings. For, among others, the reasons stated above the Company intends to contest vigorously any claim CPI may make for payment based on the BDO Report.

From time to time, the Company also may be engaged in various lawsuits and legal proceedings in the ordinary course of the Company’s business. The Company is currently not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on its business, financial condition or operating results. The Company, however, has had claims brought against it by a number of vendors due to their liquidity constraints.  There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial stockholder of the Company’s common stock, is an adverse party or has a material interest adverse to the Company’s interest.

Note 9. INCOME TAXES

The Company recorded no Federal income tax expense or benefit for the three and nine months ended September 30, 2019. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives. As of September 30, 2019 and December 31, 2018, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for income taxes as of September 30, is set forth below:

	2019	2018
	(unaudited)	(unaudited)
Current
Federal	$—	$—
State	22,000	—
Prior Year Under accrual
Federal	—	—
State	—	—

Total Current Expense	22,000	—
Deferred Tax Benefit	—	—
Valuation Allowance	—	—
Provision for Income Taxes	$22,000	$—

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

The Company currently divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists of Sterling. Along with the Company’s operating subsidiaries, the Company reports the results of its corporate division as an independent segment.

In March 2018, the Company announced its intent to divest WMI Group and related operations which divestiture was completed in December 2018 enabling it to focus on complex, machined products for aircraft landing gear, flight critical / flight safety equipment and jet turbine applications. Although WMI Group and the related operations had been classified as a discontinued operation, the Company continued to operate these businesses until the sale closed on December 20, 2018. In November 2018, the Company’s EPC subsidiary received a notice of debarment from bidding on or fulfilling future government contracts. The existing contracts that had already been awarded have been completed and the operations of the entity were closed on March 31, 2019. For reporting purposes, WMI Group and EPC and ECC have been classified as discontinued operations for the three and nine months ending September 30, 2019 and 2018.

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

Financial information about the Company’s operating segments for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$12,283,000	$9,690,000	$36,402,000	$30,022,000
Gross Profit	2,762,000	1,434,000	7,070,000	4,926,000
Pretax income from continuing operations	2,003,000	530,000	4,797,000	1,303,000
Assets	45,033,000	43,418,000	45,033,000	43,418,000

TURBINE ENGINE COMPONENTS
Net Sales	1,714,000	1,043,000	4,841,000	3,593,000
Gross Profit	201,000	(67,000)	358,000	(60,000)
Pretax loss from continuing operations	(11,000)	(245,000)	(292,000)	(817,000)
Assets	5,122,000	5,661,000	5,122,000	5,661,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pretax loss from continuing operations	(1,572,000)	(1,843,000)	(5,815,000)	(4,741,000)
Assets	596,000	272,000	596,000	272,000

CONSOLIDATED
Net Sales	13,997,000	10,733,000	41,243,000	33,615,000
Gross Profit	2,963,000	1,367,000	7,428,000	4,866,000
Pretax net income (loss) from continuing operations	420,000	(1,558,000)	(1,310,000)	(4,255,000)
Provision for Income Taxes	22,000	—	22,000	—
Loss from Discontinued Operations, net of income tax	(211,000)	(1,572,000)	(139,000)	(158,000)
Net Income (Loss)	187,000	(3,130,000)	(1,471,000)	(4,413,000)
Assets	$50,751,000	$49,351,000	$50,751,000	$49,351,000

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

Business Overview

We are an aerospace company operating primarily in the defense industry. Our Complex Machining segment manufactures structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high-profile military and commercial aircraft including the Sikorsky UH-60 Blackhawk, Lockheed Martin F-35 Joint Strike Fighter, Northrop Grumman E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing 777 and Airbus 380 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground-power turbine applications.

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

For reporting purposes, WMI Group and EPC and ECC have been classified as discontinued operations for the three and nine months ending September 30, 2019 and 2018.

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

Selected Financial Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$13,997,000	$10,733,000	$41,243,000	$33,615,000
Cost of sales	11,034,000	9,366,000	33,815,000	28,749,000
Gross profit	2,963,000	1,367,000	7,428,000	4,866,000
Operating expenses and interest and financing costs	2,643,000	3,013,000	8,632,000	9,296,000
Loss on lease abandonment	—	—	(275,000)	—
Other income, net	100,000	88,000	169,000	175,000
Provision for Income Taxes	22,000	—	22,000	—
Income (Loss) from continuing operations	$398,000	$(1,558,000)	$(1,332,000)	$(4,255,000)

Balance Sheet Data:

	September 30, 2019	December 31, 2018
	(unaudited)
Cash and cash equivalents	$333,000	$2,012,000
Working capital	4,690,000	9,041,000
Total assets	50,751,000	47,756,000
Total stockholders’ equity	$10,561,000	$11,606,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMPLEX MACHINING
Net Sales	$12,283,000	$9,690,000	$36,402,000	$30,022,000
Gross Profit	2,762,000	1,434,000	7,070,000	4,926,000
Pretax income from continuing operations	2,003,000	530,000	4,797,000	1,303,000
Assets	45,033,000	43,418,000	45,033,000	43,418,000

TURBINE ENGINE COMPONENTS
Net Sales	1,714,000	1,043,000	4,841,000	3,593,000
Gross Profit	201,000	(67,000)	358,000	(60,000)
Pretax loss from continuing operations	(11,000)	(245,000)	(292,000)	(817,000)
Assets	5,122,000	5,661,000	5,122,000	5,661,000

CORPORATE
Net Sales	—	—	—	—
Gross Profit	—	—	—	—
Pretax loss from continuing operations	(1,572,000)	(1,843,000)	(5,815,000)	(4,741,000)
Assets	596,000	272,000	596,000	272,000

CONSOLIDATED
Net Sales	13,997,000	10,733,000	41,243,000	33,615,000
Gross Profit	2,963,000	1,367,000	7,428,000	4,866,000
Pretax Income (Loss) from continuing operations	420,000	(1,558,000)	(1,310,000)	(4,255,000)
Provision for income taxes	22,000	—	22,000	—
Loss from Discontinued Operations, net of income tax	(211,000)	(1,572,000)	(139,000)	(158,000)
Net Income (Loss)	187,000	(3,130,000)	(1,471,000)	(4,413,000)
Assets	$50,751,000	$49,351,000	$50,751,000	$49,351,000

Results of Operations for the three months ended September 30, 2019

Net Sales:

Consolidated net sales for the three months ended September 30, 2019 were $13,997,000, an increase of $3,264,000, or 30.4%, compared with $10,733,000 for the three months ended September 30, 2018. Net sales of our Complex Machining segment were $12,283,000 in the three months ended September 30, 2019, an increase of $2,593,000, or 26.8%, from $9,690,000 in the three months ended September 30, 2018. Net sales in our Turbine Engine Components segment for the three months ended September 30, 2019 were $1,714,000, an increase of $671,000, or 64.3%, compared with $1,043,000 for the three months ended September 30, 2018.

As indicated in the table below, two customers represented 61.7% and three customers represented 69.3% of total sales for the three months ended September 30, 2019 and September 30, 2018, respectively.

Customer	Percentage of Sales
	2019	2018
	(unaudited)	(unaudited)
Sikorsky Aircraft	35.0%	27.1%
Goodrich Landing Systems	26.7%	28.5%
Rohr	*	13.7%

*Customer was less than 10% of sales for the three months ended September 30, 2019.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2019 was $2,963,000, an increase of $1,596,000, or 116.8%, as compared to gross profit of $1,367,000 for the three months ended September 30, 2018. Consolidated gross profit as a percentage of sales was 21.2% and 12.7% for the three months ended September 30, 2019 and 2018, respectively. Our gross profit percentage during the three months ended September 30, 2019, was most notably impacted by higher gross margins in our Complex Machining segment due to changes in product mix and increased sales. We believe in future periods, we can improve our gross margins, particularly if our revenues increase allowing for better absorption of our fixed factory overhead.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2019 were $835,000 an increase of $5,000 or 0.6% compared to $830,000 for the three months ended September 30, 2018. This increase was due to financing costs related to amending our bank debt and extending the maturity date of our loan facility with PNC, additional financing received from related parties and non-cash interest expense on the sale of future proceeds due from Meyer as a result of the sale of our subsidiary.

Operating Expense

Consolidated operating expenses for the three months ended September 30, 2019 totaled $1,808,000 and decreased by $375,000 or 17.2% compared to $2,183,000 for the three months ended September 30, 2018. The decrease in operating expenses is primarily due to our efforts to reduce costs including consolidating the operations of NTW and our corporate office into our Bay Shore location.

Net Income (Loss)

Net income for the three months ended September 30, 2019 was $187,000, compared to a net loss of $3,130,000 for the three months ended September 30, 2018, for the reasons discussed above. Income for three months ended September 30, 2019 from continuing operations was $398,000 compared to losses of $1,558,000 from continuing operations for the three months ended September 30, 2018. Our net loss for the three months ended September 30, 2018 includes income from the discontinued operations of EPC and ECC in the amount of $976,000 and net losses from the WMI Group and related operations in the amount of $2,548,000.

Results of Operations for the nine months ended September 30, 2019

Net Sales:

Consolidated net sales for the nine months ended September 30, 2019 were $41,243,000, an increase of $7,628,000, or 22.7%, compared with $33,615,000 for the nine months ended September 30, 2018. Net sales of our Complex Machining segment were $36,402,000 in the nine months ended September 30, 2019, an increase of $6,380,000, or 21.3%, from $30,022,000 in the nine months ended September 30, 2018. Net sales in our Turbine Engine Components segment were $4,841,000 for the nine months ended September 30, 2019, an increase of $1,248,000, or 34.7% compared with $3,593,000 for the nine months ended September 30, 2018.

As indicated in the table below, three customers represented 73.4% and 72.3% of total sales for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Customer	Percentage of Sales
	2019	2018
	(unaudited)	(unaudited)
Sikorsky Aircraft	31.1%	27.5%
Goodrich Landing Gear Systems	31.0%	33.3%
Rohr	11.3%	11.5%

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2019 was $7,428,000, an increase of $2,562,000, or 52.7%, as compared to gross profit of $4,866,000 for the nine months ended September 30, 2018. Consolidated gross profit as a percentage of sales was 18.0% and 14.5% for the nine months ended September 30, 2019 and 2018, respectively. Our gross profit percentage during the nine months ended September 30, 2019, was most notably impacted by higher gross margins in our Complex Machining segment due to changes in product mix and increased sales. We believe in future periods, we can continue improve our gross margins, particularly if our revenues increase allowing for better absorption of our fixed factory overhead.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2019 were $2,790,000 an increase of $324,000 or 13.1% compared to $2,466,000 for the nine months ended September 30, 2018. This increase was due to financing costs related to amending our bank debt and extending the maturity date of our loan facility with PNC, additional financing received from related party debt and non-cash interest expense on the sale of future proceeds due from Meyer as a result of the sale of our subsidiary.

Operating Expense

Consolidated operating expenses for the nine months ended September 30, 2019 totaled $5,842,000 and decreased by $988,000 or 14.5% compared to $6,830,000 for the nine months ended September 30, 2018. The decrease in operating expenses is primarily due to our efforts to reduce cost including consolidating the operations of NTW and our corporate office into our Bay Shore location.

Net Loss

Net loss for the nine months ended September 30, 2019 was $1,471,000, compared to a net loss of $4,413,000 for the nine months ended September 30, 2018, for the reasons discussed above. Losses for the nine months ended September 30, 2019 from continuing operations were $1,332,000 compared to losses of $4,255,000 from continuing operations for the nine months ended September 30, 2018. Our net loss for the nine months ended September 30, 2019 and 2018 includes a net loss from the discontinued operations of EPC, ECC, and the WMI Group in the amount of $139,000 and a net loss from the discontinued operations of EPC, ECC and the WMI Group and related operations in the amount of $158,000, respectively.

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

 The Loan Facility provides for a $15,000,000 revolving loan and a term loan with a balance of $464,000 at September 30, 2019 (the “Term Loan”). The repayment terms of the Term Loan provide for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the Loan Facility require that, among other things, we maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, we are limited in the amount of capital expenditures we can make. The Loan Facility also restricts the amount of dividends we may pay to our stockholders.

The Loan Facility was amended most recently on May 30, 2018 (the “Sixteenth Amendment”), January 2, 2019 (the “Seventeenth Amendment”), and February 8, 2019 (the “Eighteenth Amendment”).

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

 Both the revolving loan, inclusive of the Out-of-Formula Loan, and the Term Loan mature on December 31, 2019. As a condition to its agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”) to December 31 2019, we are obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations are indefeasibly paid in full or (b) December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of October 1, 2019 and (iv) $500,000 on December 31, 2019, which amount is deemed earned in full if the Obligations have not been satisfied as of December 31, 2019. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of our Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of payments due from Meyer as a result of our sale of AMK resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment requires us to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At September 30, 2019 June 30, 2019, March 31, 2019 and December 31, 2018, we were in compliance with these covenants.

As of September 30, 2019, our outstanding indebtedness to PNC was $13,910,000 and consisted of revolving loans of $13,446,000 and the Term Loan of $464,000, as compared to December 31, 2018, when our debt to PNC was $15,615,000 and consisted of revolving loans of $14,043,000 and the Term Loan of $1,572,000. In addition, as of September 30, 2019 we had financing lease obligations to third parties of $887,000, as compared to financing lease obligations to third parties of $1,786,000 as of December 31, 2018.

Significant Transactions Which Have Impacted Our Liquidity

Financings – Related Parties

Due to net losses and negative cash flow in recent years, we have financed our operations in part through private placements of our debt and equity securities. Each of Michael and Robert Taglich, two of our directors, have invested substantial amounts in our company in various debt and equity financings, including the financings in 2019 described below and in other financings discussed in Note 5 to our condensed consolidated financial statements for the periods ended September 30, 2019 and 2018.

Taglich Brothers, Inc. (“Taglich Brothers”), a corporation founded by Michael and Robert Taglich, and in which a third director of our company is a vice president of Investment Banking, has acted as a placement agent for our debt and equity financing transactions and has received cash and equity compensation for its services. For additional information, see Note 5 to our condensed consolidated financial statements for the periods ended September 30, 2019 and 2018 appearing elsewhere in this report.

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

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich at $1.01 per share or $182,000. The costs have been recorded as a debt discount and are being accreted over the revised term.

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

We paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), in the form of a promissory note having terms substantially identical to the 7% Notes, in connection with the purchase of the 7% Notes.

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. The terms of these notes are identical to the terms of the 2019 Notes that were extended to June 30, 2020. In connection with these notes the Company issued to 37,500 shares to each of Michael and Robert Taglich.

On October 21, 2019, the Company was advanced $1,000,000 from Michael Taglich. As of the date of this report, the terms of the advance have not been finalized.

Related party notes payable, net of debt discount to Michael and Robert Taglich, and their affiliated entities, totaled $5,798,000 and $4,835,000, as of September 30, 2019 and December 31, 2018, respectively.

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

Sale of Welding Metallurgy Inc.

On December 20, 2018, we sold all of the outstanding shares of WMI to CPI Aerostructures, Inc. (“CPI”), pursuant to a Stock Purchase Agreement (“SPA”) for a purchase price of $9,000,000, reduced by an estimated working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the final working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. The amount of the working capital deficit has been contested by CPI. In accordance with the SPA, the issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019, we received a demand from CPI for payment of such amount. We advised CPI that the determination of BDO is void because, among other things, we believe BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against us seeking, among other things, an order of specific performance requiring us to deliver the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against us in the amount of approximately $4,200,000 of which $2,000,000 would be satisfied by delivery of the funds in escrow. On October 7, 2019, we agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. For, among others, the reasons stated above we intend to contest vigorously any claim CPI may make for payment based on the BDO Report.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$270,000	$(2,866,000)
Investing activities	(397,000)	(1,029,000)
Financing activities	(1,552,000)	4,182,000
Net (decrease) increase in cash and cash equivalents	$(1,679,000)	$287,000

Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2019, net cash was impacted by a net loss of $1,471,000, offset by $3,449,000 of non-cash items consisting of depreciation of property and equipment of $2,085,000, amortization of debt discount on convertible notes payable of $370,000, non-cash employee compensation expense of $351,000, amortization of the right-of-use asset of $352,000, loss on abandonment of lease of $275,000 and other non-cash items totaling $16,000.

Operating assets and liabilities used cash in the net amount of $1,708,000 consisting primarily of the net increases in inventory, prepaid expenses and other current assets, deposits and other assets in the amounts of $1,301,000, $154,000 and $261,000, respectively, and a decrease in operating lease liabilities in the amount of $441,000. The above amounts were partially offset by an increase in accounts payable and accrued expenses and deferred revenue of $343,000 and $14,000, respectively, and decreases in accounts receivable of $49,000 and prepaid taxes of $43,000.

Cash Used in Investing Activities

For the nine months ended September 30, 2019, cash used in investing activities was $397,000. This was comprised of the purchase of equipment.

Cash Used in Financing Activities

Cash used in financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of finance lease obligations and other notes payable.

For the nine months ended September 30, 2019, cash used in financing activities was $1,552,000. This was comprised of repayments of $597,000 on our revolving loan, $1,108,000 on our term loan, $899,000 on our finance lease obligations, $116,000 on our loan payable-financed assets and changes in other items totaling $132,000, partially offset by proceeds from a related party note payable of $500,000 and proceeds from the sale of future proceeds from disposition of our subsidiary of $800,000.

Going Concern

 Although we generated income from operations for the three and nine months ended September 30, 2019, we used a substantial amount of cash during the nine months ended September 30, 2019 for debt service and capital expenditures. Additionally, we incurred losses from operations, as well as negative cash flows from operations for the years ended December 31, 2018 and 2017. Since 2016, we have required significant debt and equity cash infusions from related and third parties, in order to maintain operating activities. The foregoing raises substantial doubt about our ability to continue as a going concern. In the past several years, we have repositioned our business, hired new management and have renewed our focus on achieving long-term profitability with a sharp focus on customer satisfaction.

The continuation of our business is dependent upon our ability to achieve profitability and positive cash flow and, pending such achievement, future issuances of equity or other financing to fund ongoing operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2019.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at September 30, 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at September 30, 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

We generally purchase raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. We occasionally produce larger more complex products, such as landing gear, in excess of purchase order quantities in anticipation of future purchase order demand. Historically, this excess has been used in fulfilling future purchase orders. We purchase supplies and materials useful in a variety of products as deemed necessary even though orders have not been received. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairments of value.

We present inventory net of progress billings in accordance with the specified contractual arrangements with the United States Government, which results in the transfer of title of the related inventory from the Company to the United States Government, when such progress payments are received.

Capitalized Engineering Costs

We have contractual agreements with customers to produce customer designed parts which require certain pre-production engineering and programming of our machines. Prior to fiscal 2019, pre-production costs were capitalized and then amortized beginning with the first shipment of product pursuant to such contract.

Based on various technological advances by our customers and the rapid pace of innovation including change in future production methodologies and systems, and difficulty of estimating future shipments, we believe the future life and recoverability of these pre-production costs were extremely short. As such, the Company wrote-off $2,043,000 of capitalized costs in fiscal 2018 and no longer capitalizes nor amortizes pre-production costs.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers”, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. Under the new standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

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

The Company recognizes certain revenues under a bill and hold arrangement with two of its large customers. These arrangements are made for the convenience of the customer and the product is usually shipped within a few days of notice to the customer of its availability. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. For product held pursuant to a bill and hold arrangement to qualify for revenue recognition, the customer must initiate the request for the bill and hold arrangement in writing in addition to their fixed commitment to purchase the item and the risk of ownership must have passed to the customer. In addition, the payment terms cannot have been modified and payment will be made as if the goods had shipped.

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

Long-Lived and Intangible Assets

Identifiable intangible assets are amortized using the straight-line method over the period of expected benefit. Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. As of December 31, 2018, the Company’s intangible assets have been fully amortized and there has been no impairment.

Recently Issued Accounting Pronouncements

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 has no material impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This was due to certain deficiencies in our controls over financial reporting. In particular, certain portions of our inventory control system have not been integrated into the system used by the bulk of our operations, which could result in a failure to properly account for the costs associated with work in process, slow moving inventory and the value of inventory on hand and the enterprise reporting system used to track employee hours and, hence, costs to be included in work in process, is not sufficiently automated to ensure compliance at all times. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our quarterly closing process was deficient at our subsidiaries and that our consolidating process and period end reporting and disclosure procedures were materially weak. They also concluded that our system for administering and disclosing stock compensation was deficient and that we lacked the accounting personnel necessary to account for complex accounting matters and unusual and non-standard transactions and were deficient in supervision and internal control monitoring.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On December 20, 2018, pursuant to a Stock Purchase Agreement dated as of March 21, 2018 (“SPA”), we completed the sale of all of the outstanding shares of our subsidiary, Welding Metallurgy, Inc., which included our subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp. (collectively, the “WMI Group”), to CPI Aerostructures, Inc. (“CPI”) for a purchase price of $9,000,000, reduced by an estimated working capital adjustment as determined by us prior to closing of $1,093,000. The SPA required that we deposit $2,000,000 into escrow as security for any amounts that might be due as a final working capital adjustment and in respect of our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. As of June 30, 2019, we have reserved $1,770,000 against the escrow deposit in respect of the anticipated working capital adjustment.

On March 19, 2019, in accordance with the procedures set forth in the SPA, we received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated. In accordance with the SPA, the issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019 we received a demand from CPI for payment of such amount. We advised CPI that the determination of BDO is void because, among other things, we believe BDO exceeded the scope of its authority as set forth in the SPA and intend to contest vigorously any claim CPI may make for payment based upon such report.

On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against us seeking, among other things, an order of specific performance requiring us to deliver the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against us in the amount of approximately $4,200,000, of which $2,000,000 would be satisfied by delivery of the funds in escrow.

On October 7, 2019, we agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. For, among others, the reasons stated above we intend to contest vigorously any claim CPI may make for payment based on the BDO Report.

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

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated herein by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed August 8,2019).

3.6	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2019

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)