Form 10-K
period 2019-12-31
AIR INDUSTRIES GROUP
filed 2020-03-27
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2019

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
(Address of Principal Executive Offices

(631) 968-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock, par value $0.001	AIRI	NYSE-American

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

As of June 30, 2019, the aggregate market value of our common stock held by non-affiliates was $19,258,643, based on 17,668,480 shares of outstanding common stock held by non-affiliates, and a price of $1.09 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were a total of 30,531,949 shares of the registrant’s common stock outstanding as of March 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

ii

PART I

ITEM 1.  BUSINESS

Introduction

As used in this report, unless otherwise stated or the context requires otherwise, the “Company” and terms such as “we,” “us” “our,” and “AIRI” refer to Air Industries Group, a Nevada corporation, and its wholly-owned subsidiaries.

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

We became a public company in 2005 when our net sales were approximately $30 million.  Air Industries Machining, Corp., our principal subsidiary, has manufactured components and subassemblies for the defense and commercial aerospace industry for over 50 years and has established long-term relationships with leading defense and aerospace manufacturers

In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain businesses we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, Air Industries Machining and Nassau Tool Works, at our corporate campus in Bay Shore, New York, allowing us to re-focus our operations on our core competencies.

We conduct our operations through our wholly-owned subsidiaries: Air Industries Machining (“AIM”); Nassau Tool Works (“NTW”); and The Sterling Engineering Corporation (“Sterling”). AIM and NTW comprise our Complex Machining segment and Sterling represents our Turbine Engine Components segment.

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

We have a number of long-term multi-year purchase agreements or LTA’s with several of our customers. These agreements specify part numbers, specifications and prices of the covered products for an agreed upon period, but do not authorize immediate production and shipment. Production is authorized periodically by the customer through Purchase Orders or Releases by customers.

Our “firm backlog” includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of February 29, 2020, our 18-month “firm funded backlog” was approximately $114.5 million.

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

Employees

As of March 15, 2020, we employed approximately 159 people. Of these, approximately 53 were in administration, 5 were in sales and procurement, and 101 were in manufacturing.

Air Industries Machining is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the “Union”) with which we believe we maintain good relations. The Agreement was renewed as of December 31, 2018 and expires on December 31, 2021 and covers all of AIM’s production personnel, of which there are approximately 101 people. In light of the continuing consolidation and integration of NTW’s business with AIM, we intend to add more employees to the Union during 2020. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

All of our employees were covered under a co-employment agreement with Trinet, a professional employer organization (“PEO”) that provides out-sourced human resource services. As of January 1, 2020, we changed our PEO to Insperity Services, Inc., who now cover our employees in a similar manner.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liabilities on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage and disposal of hazardous waste. New York and Connecticut, the states where our production facilities are located, also have stringent laws and regulations governing the handling, storage and disposal of hazardous substances, counterparts of CERCLA and RCRA. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

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

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the result of operations as of December 31, 2019. On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic, and on March 13, 2020, the U.S. President announced a national Emergency relating to the disease. National, state and local authorities have adopted various regulations and orders, including mandates on the number of people that may gather in one location and closing non-essential businesses. To date, ours has been deemed an essential business and we have not curtailed our operations, though the price of our common stock has declined.

The measures adopted by various governments and agencies, as well as the likelihood that many individuals and businesses will voluntarily shut down or self-quarantine, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts which may be adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the general economy. While we have continued to operate in the normal course, we may be forced to close or reduce operations for reasons such as the health of our employees or because of disruptions in the continued operation of our supply chain and sources of supply. We cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, and whether and to what degree, they will impact our ability, as well as the ability of our customers and suppliers, to operate in the ordinary course. In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by the outbreak of COVID-19.

Risks Related to Our Business

We may need additional financing.

We may need to obtain additional financing to fund acquisitions of capital items necessary for our growth and to upgrade equipment to remain competitive. We may also need to obtain the agreement of holders of portions of our debt to extend or otherwise refinance such debt. We may need to offer these holders increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Future financings or refinancings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. Additional funding may not be available to us on reasonable terms, if at all. If we are able to consummate such financings or re-financings, the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Sales and liquidations of our subsidiaries completed during 2019 and 2018 reduced our revenues.

During 2019 and 2018 we sold or otherwise liquidated some of our subsidiaries to enable us to focus on our capabilities in our Complex Machining (AIM and NTW) and Turbine Engine Components (Sterling) segments. The sale or liquidation of some of our subsidiaries reduced the range of services we can provide to our customers and resulted in a reduction in revenues.

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

We derive most of our revenues from a small number of customers. Three customers represented approximately 76% and 70% of total sales for the years ended December 31, 2019 and 2018, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

We derive a significant portion of our revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft, the F-16 Falcon and the F-18 Hornet. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

The prices of raw materials used in our manufacturing processes are volatile. If the prices of raw materials rise, we may not be able to pass along such increases to our customers and this could have an adverse impact on our consolidated financial position and results of operations. It is possible that some of the raw materials we use might become subject to new or increased tariffs. Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our consolidated financial position and results of operations.

Some of the products we produce have long lead times.

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 56% of our assets as of December 31, 2019. Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position, results of operations and could result in a breach of the financial covenants in our Loan Facility.

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

To perform on new programs, we may be required to incur material up-front costs which may not have been separately negotiated and may not be recoverable. Such charges and the loss of up-front costs could have a material impact on our liquidity.

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

We may be liable to CPI Aerostructures, Inc. (“CPI”), which purchased our Welding Metallurgy, Inc subsidiary from us in December 2018, for up to an additional amount of approximately $3,600,000, in connection with CPI’s claim for a purchase price adjustment, which could materially and adversely impact our business.

On December 20, 2018, we completed the sale of all of the outstanding shares of our subsidiary, Welding Metallurgy, Inc., which included our subsidiaries Miller Stuart, Woodbine, Decimal and Compac Development Corp. (collectively, the “WMI Group”), to CPI Aerostructures, Inc. (“CPI”) for a purchase price of $9,000,000, subject to an estimated closing working capital adjustment as determined by us prior to closing of $1,093,000. The Stock Purchase Agreement (“SPA”) required that we deposit $2,000,000 into escrow as security for any amounts that might be due as a final closing working capital adjustment and in respect of our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. The amount of the closing working capital deficit has been contested by CPI. In accordance with the SPA, the issue of the amount of the closing working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the closing working capital deficit was approximately $4,145,870. On September 9, 2019, we received a demand from CPI for payment of such amount. We advised CPI that the determination of BDO is void because, among other things, we believe BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against us seeking, among other things, an order of specific performance requiring us to deliver the funds deposited in escrow, together with the balance of the closing working capital deficit which it claimed, and a judgment against us in the amount of approximately $4,200,000. On October 7, 2019, we released $619,316 of the $2,000,000 funds held in escrow to CPI in respect of CPI’s claims related to the closing working capital deficit not related to the value of the WMI Group’s inventory.

In the event a final judgement is enforced against us, and such judgement is not stayed pending appeal or otherwise discharged, we may be in default under our loan and security agreement with our senior lender and our business may be materially and adversely harmed. In addition, our cash flows may be negatively affected if we are required to pay any amount exceeding the $1.3 million held in escrow, which may materially and adversely harm our business.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or require us to pay ransom to a hacker which takes over our systems, or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

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

We have substantial indebtedness under our Loan Facility. As of December 31, 2019, we had approximately $16,343,000 of indebtedness outstanding under the Loan Facility. All of our indebtedness under the Loan Facility is secured by substantially all of our assets.

We also have outstanding a significant amount of indebtedness in the form of subordinated convertible notes which are payable on December 31, 2020. If we are unable to pay or refinance the outstanding principal and accrued interest on these notes when due, our operations may be materially and adversely affected. We may need to offer the holders of this debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Future financings or re-financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. If we are able to consummate such financings or re-financings, the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

Risks Related to our common stock

The price of our common stock decreased as a result of the impact of COVID-19.

The financial markets have been adversely impacted by the reactions to the outbreak of the COVID-19 pandemic. The price of our common stock decreased along with those of nearly all companies. We cannot forecast with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue to impact financial markets.

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant number of shares of our outstanding common stock, which together with their position as directors of our company; give them significant influence over the outcome of corporate actions requiring stockholder approval and the terms on which we complete transactions with their affiliates. The interests of these directors may be different from the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Future sales or issuances of our common stock, including upon conversion of our outstanding convertible notes, upon exercise of our outstanding warrants or as part of future financings or acquisitions, would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As part of the effort to focus on our core businesses, our executive offices and the operations of NTW have been moved to our 5.4-acre corporate campus in Bay Shore, New York, where the operations of AIM are located.

We remain liable under the lease for our previous office in Hauppauge, New York. This lease has a term which ends January 2022. The annual rent was approximately $113,000 for the lease year which began in January 2019, and increases by approximately 3% per annum each year thereafter.

The operations of Sterling are conducted in a 74,923 square foot facility in Barkhamsted, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS

A number of actions have been commenced against us by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of all rent due under an alleged commercial lease through the end of its term, plus attorney’s fees. This action was settled by our agreement to pay approximately $111,000, all of which was accrued during 2019.

An employee commenced an action against, among others, Sterling Engineering and Air Industries Group, in Connecticut Commission on Human Rights and Opportunities, seeking lost wages in an undetermined amount for the employee’s termination. The action remains in the early pleading stage. We believe we are not liable to the employee and any amount we might have to pay would be covered by insurance.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by Welding Metallurgy, Inc., at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. We dispute the validity of the claims asserted by Contract Pharmacal and believe we have meritorious defenses to those claims. Recently the Court has ordered limited discovery which is ongoing.

On December 20, 2018, pursuant to a Stock Purchase Agreement dated as of March 21, 2018 (“SPA”), the Company completed the sale of all of the outstanding shares of its subsidiary, Welding Metallurgy, Inc. to CPI Aerostructures. On March 19, 2019, in accordance with the procedures set forth in the SPA with CPI Aerostructures, the Company received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated. The issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019 the Company received a demand from CPI for payment of such amount. The Company advised CPI that the determination of BDO is void because, among other things, it believes BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against the Company seeking, among other things, an order of specific performance requiring delivery of the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against the Company in the amount of approximately $4,200,000 of which $2,000,000 would be satisfied by delivery of the funds in escrow. On October 7, 2019, the Company agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. As of December 31, 2019 and 2018, the Company has placed a reserve against substantially all of the escrowed amount and cannot estimate the amount of loss. Additionally, outside counsel for the Company has advised that they cannot offer an opinion as to the probable outcome at this stage in the proceedings. For, among others, the reasons stated above the Company intends to contest vigorously any claim CPI may make for payment based on the BDO Report.

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

Holders

On March 20, 2020, there were 247 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,369,649	2.01	1,130,649
Equity compensation plans not approved by security holders	2,182,902	2.90	None
Total	3,552,551		1,130,649

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2019.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2019 and 2018 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

The financial statements contained in this Report as well as the discussion below principally reflect the status of our business and the results of our operations as of December 31, 2019. On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. National, state and local authorities have adopted various regulations and orders, including mandates on the number of people that may gather in one location and closing non-essential businesses. To date, ours has been deemed an essential business and we have not curtailed our operations.

While we have continued to operate in the normal course, the likely overall economic impact of the Covid-19 pandemic will be highly negative to the general economy. We may be forced to close or reduce operations for reasons such as the health of our employees or because of disruptions in the continued operation of our supply chain and sources of supply.

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005. In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain businesses we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, AIM and NTW, at our primary location in Bay Shore, New York, allowing us to re-focus our operations on our core competencies. In December 2018 we sold WMI Group, and in March 2019 we closed our subsidiaries Eur-Pac (“EPC”) and Electronic Connection Corporation (“ECC”). As a result of our restructuring, Complex Machining and Turbine Engine Components constitute all of our operations.

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

We currently divide our operations into two operating segments: Complex Machining and Turbine Engine Components. Along with our operating subsidiaries, we report the results of our corporate office as an independent segment.

In March 2018, we announced our intention to divest WMI and related operation which divestiture was completed in December 2018. These operations were part of our Aerostructures & Electronics operating segment.

The accounting policies of our segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

Years ended December 31, 2019 and 2018:

In March 2018, we announced our intent to divest WMI and related operations which divestiture was completed in December 2018. Although WMI and the related operations had been classified as a discontinued operation, we continued to operate these businesses until the sale closed on December 20, 2018. The operations of our subsidiaries EPC and ECC were effectively closed on March 31, 2019. From January 2018 through the closing date of the sale of WMI and the completion of the wind down of EPC, respectively, both operations generated a net loss. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	2019	2018
Net sales	$54,573,000	$44,530,000
Cost of sales	45,431,000	39,085,000
Gross profit	9,142,000	5,445,000
Operating expenses and interest and financing costs	12,100,000	12,231,000
Impairment on abandonment of assets	(275,000)	-
Capitalized engineering costs write-off	-	(2,043,000)
Other income, net	672,000	278,000
Provision from income taxes	37,000	-
Loss from continuing operations, net of taxes	$(2,598,000)	$(8,551,000)

Balance Sheet Data:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$1,294,000	$2,012,000
Working capital	5,623,000	9,041,000
Total assets	51,090,000	47,756,000
Total stockholder’s equity	$10,206,000	$11,606,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2019	2018

COMPLEX MACHINING
Net Sales	$48,226,000	$39,745,000
Gross Profit	8,669,000	5,871,000
Pre Tax Income (Loss)	5,266,000	(75,000)
Assets	45,268,000	41,947,000

TURBINE ENGINE COMPONENTS
Net Sales	6,347,000	4,785,000
Gross Profit (Loss)	473,000	(426,000)
Pre Tax Loss	(500,000)	(1,385,000)
Assets	5,005,000	5,243,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(7,327,000)	(7,091,000)
Assets	817,000	566,000

CONSOLIDATED
Net Sales	54,573,000	44,530,000
Gross Profit	9,142,000	5,445,000
Pre Tax Loss	(2,561,000)	(8,551,000)
Provision for Income Taxes	37,000	-
Loss from Discontinued Operations	(134,000)	(2,441,000)
Net Loss	(2,732,000)	(10,992,000)
Assets	$51,090,000	$47,756,000

Net Sales:

Consolidated net sales for the year ended December 31, 2019 were $54,573,000, an increase of $10,043,000, or 22.6%, compared with $44,530,000 for the year ended December 31, 2018. Net sales of our Complex Machining segment were $48,226,000, an increase of $8,481,000, or 21.3%, from $39,745,000 in the prior year. Net sales in our Turbine Engine Components segment were $6,347,000, an increase of $1,562,000 or 32.6%, compared with $4,785,000 for the year ended December 31, 2018. This increase was primarily due to our emphasis on operational efficiencies.

As indicated in the table below, three customers represented 76.0% and 72.7% of total sales for the years ended December 31, 2019 and 2018, respectively.

	Percentage of Sales
Customer	2019	2018
Goodrich Landing Gear Systems	34.20%	31.90%
Sikorsky Aircraft	30.40%	28.50%
Rohr	11.40%	12.30%

As indicated in the table below, three customers represented 67.8% and two customers represented 64.5% of gross accounts receivable at December 31, 2019 and 2018, respectively.

	Percentage of Receivables
Customer	2019	2018
Goodrich Landing Gear Systems	32.70%	38.30%
Rohr	25.10%	26.20%
United State Department of Defense	10.00%	*

*	Customer was less than 10% of receivables at December 31, 2018.

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2019 was $9,142,000, an increase of $3,697,000, or 67.9%, as compared to gross profit of $5,445,000 for the year ended December 31, 2018. Consolidated gross profit as a percentage of sales was 16.8% and 12.2% for the years ended December 31, 2019 and 2018, respectively. The increase in gross profit was due primarily to the implementation of cost reduction measures coupled with the consolidation of our operations on Long Island positively impacted by the absorption of fixed charges over greater revenues.

Interest and Financing Costs

Our interest and financing costs decreased to $3,561,000 in 2019 from $3,916,000 in 2018.

Impairment Charges

In connection with the consolidation of our corporate offices we incurred a lease impairment charge of $275,000 in 2019.

Operating Expense

Consolidated operating expenses for the year ended December 31, 2019 totaled $8,539,000 and increased marginally by $224,000 or 2.7% compared to $8,315,000 for the year ended December 31, 2018.

Loss from Continuing Operations, Net of Taxes

Loss from continuing operations, net of tax for the year ended December 31, 2019 was $2,598,000, an improvement of $5,953,000 compared to a loss from continuing operations, net of tax of $8,551,000 for the year ended December 31, 2018. The reduction in the loss from continuing operations was due to an increase in sales volume in 2019 versus 2018 and corresponding increase in gross profits. The loss from continuing operations in 2018 was negatively impacted due to a change in our accounting for capitalized engineering costs, which resulted in a write-off of $2,043,000.

Net Loss

Net loss for the year ended December 31, 2019 was $2,732,000, an improvement of $8,260,000, compared to a net loss of $10,992,000 for the year ended December 31, 2018, for the reasons discussed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sterling National Bank (“SNB”)

On December 31, 2019 we entered into a new Loan Facility with Sterling National Bank, (“SNB”) and paid off our outstanding Loan Facility with PNC. We remain highly leveraged and rely upon our ability to continue to borrow under our Loan Facility with SNB or to raise debt and equity from our principal stockholders and third parties to support operations. Substantially all of our assets are pledged as collateral under our Loan Facility. If SNB were to cease providing revolving loans to us under the Loan Facility, we would lack funds to continue our operations. Over the past two years we have also relied upon our ability to borrow money from certain stockholders and raise debt and equity capital to support our operations. Should we continue to need to borrow funds from our principal stockholders or raise debt or equity, there is no assurance that we will be able to do so or that the terms on which we borrow funds or raise equity will be favorable to us or our existing stockholders.

The SNB Loan Facility provides for a $16,000,000 revolving loan and a term loan (the “Term Loan”) of $3,800,000. The Term Loan requires monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the Loan Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. The Loan Facility also restricts dividends we may pay to our stockholders.

Under the terms of the Loan Facility, both the revolving credit line and the term loan will bear an interest rate equal to 30-day LIBOR, plus 2.5% (with a floor of 3.5%).

The use of LIBOR as a reference rate to determine interest rates is expected to phase out at the end of 2021. We have not commenced discussion with SNB as to how the rate of interest under our revolving and term loans will be determined if and when the LIBOR is no longer published or used as a reference rate.

Prior to entering into the new Loan Facility with SNB, our Loan Facility was with PNC Bank. On December 31, 2019, we used a substantial portion of the proceeds of the SNB Loan Facility to pay PNC $15,401,521 in connection with the termination of the credit facility, including $14,908,339 in full payment of amounts due under the revolving credit loan and $94,254 in full payment of tall amounts due under our term loan. For information concerning our loan facility with PNC, see Note 9 to our 2019 consolidated financial statements.

As of December 31, 2019, our debt to SNB in the amount of $16,343,000 consisted of the revolving credit loan in the amount of $12,543,000 and the term loan in the amount of $3,800,000. The revolver balance included the Company’s negative general ledger balances in its controlled disbursement cash accounts. As of December 31, 2018, our debt to PNC in the amount of $15,615,000 consisted of the revolving credit note due to PNC in the amount of $14,043,000 and the term loan due to PNC in the amount of $1,572,000.

As of December 31, 2019, we had capitalized lease obligations to third parties of $22,000 as compared to capitalized lease obligations to third parties of $1,786,000 as of December 31, 2018.

Significant Transactions Since January 1, 2018 Which Have Impacted Our Liquidity

Dispositions

On December 20, 2018, we completed the sale of WMI Group to CPI for a purchase price of $9,000,000, net of a working capital adjustment of $(1,093,000), pursuant to a Stock Purchase Agreement dated as of March 21, 2018. Of the net purchase price for WMI, $2,000,000 is held in escrow to secure any obligation we may have under the Purchase Agreement as a result of the working capital adjustment and as a result of our breach of the representations and warranties we made in the Purchase Agreement. The amount of the working capital deficit has been contested by CPI. See Note 14 to our 2019 consolidated financial statements.

Financings – Related Parties

Due to net losses and negative cash flow in recent years, we have financed our operations in part through private placements of our debt and equity securities. Each of Michael and Robert Taglich, two of our directors, have invested substantial amounts in our company, including the financings described below and in other financings discussed in Note 9 to our consolidated financial statements for the periods ended December 31, 2019 and 2018.

Taglich Brothers, Inc. (“Taglich Brothers”), a corporation founded by Michael and Robert Taglich, and in which a third director of our company is a vice president of Investment Banking, has acted as a placement agent for our debt and equity financing transactions and has received cash and equity compensation for its services. For additional information, see Note 9 to our 2019 consolidated financial statements.

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

On October 21, 2019, the Company was advanced $1,000,000 from Michael Taglich. This was repaid in full on January 2, 2020.

In connection with the consummation of the SNB Loan Facility, the due date of the 2019 Notes and Notes held by Michael and Robert Taglich was extended to December 31, 2020.

Related party notes payable, net of debt discount to Michael and Robert Taglich, and their affiliated entities, totaled $6,862,000 and $4,835,000, as of December 31, 2019 and December 31, 2018, respectively.

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

During January 2020, we issued and sold 419,597 shares of our common stock for gross proceeds of $987,009, in a registered at the market offering.

The significant transactions since January 1, 2018, described above have provided cash used to maintain our operations.   We believe our cash flows from operating activities, in addition to cash on hand and available capacity on the SNB Loan Facility will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 months from the date of this filing. However, no assurance can be given that this will be the case.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	(000’s) Year Ended
	December 31,
	2019	2018
Cash provided by (used in)
Operating activities	$(888)	$(2,336)
Investing activities	(764)	3,685
Financing activities	934	33
Net (decrease) increase in cash and cash equivalents	$(718)	$1,382

The above cash flows includes the cash flows from our continuing and discontinued operations.

Cash Provided By (Used In) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2019, our net loss of $2,732,000 was offset by $5,217,000 of non-cash items, consisting primarily of employees and directors stock based compensation of $622,000, amortization of right-of-use assets of $470,000, depreciation of property and equipment of $3,002,000 and amortization of debt discount on convertible notes payable of $510,000. Operating assets and liabilities used cash in the net amount of $3,373,000, consisting primarily of the net increases in deposits and other assets, accounts receivable and prepaid expenses and other current assets of $713,000, $1,647,000 and $33,000, and net decrease in operating lease liabilities and accounts payable and accrued expenses in the amounts of $601,000 and $970,000, partially offset primarily by an increase in deferred revenue and a decrease in inventory of $130,000 and $405,000.

For the year ended December 31, 2018, our net loss of $10,992,000 was offset by $8,385,000 of non-cash items, consisting primarily of goodwill impairment of $109,000, depreciation of property and equipment of $2,877,000, amortization of debt discount on convertible notes payable of $941,000, amortization and change in useful life of capitalized engineering costs of $2,043,000. Operating assets and liabilities used cash in the net amount of $271,000, consisting primarily of the net increases in deposits and other long term assets and accounts receivable amounts of $1,112,000 and $561,000, and a decrease in inventory and accounts payable and accrued expenses in the amounts of $1,395,000 and $1,569,000, partially offset primarily by an increase in deferred revenue of $2,076,000.

Cash Provided By (Used in) Investing Activities

Cash provided by (used in) investing activities consists of the cash received from the businesses we sold, reduced by capital expenditures for property and equipment and capitalized engineering costs.

For the year ended December 31, 2019, cash used in investing activities was $764,000. This was for the purchase of property and equipment.

For the year ended December 31, 2018, cash provided by investing activities was $3,685,000. This was comprised of the net proceeds from the sale of WMI of $5,472,000, offset by $523,000 for capitalized engineering costs and $1,264,000 for the purchase of property and equipment.

Cash Provided By (Used in) Financing Activities

Cash provided by (used in) financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of finance lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the year ended December 31, 2019, cash provided by financing activities was $934,000. This was comprised primarily of net proceeds from the SNB refinancing of $16,343,000 and proceeds of related party note issuances of $1,500,000 and proceeds from our sale of future proceeds from disposition of a subsidiary of $800,000 offset by repayments of $1,572,000 on our PNC term loan, $14,043,000 on our PNC revolving loan, $1,764,000 on our financed lease obligations, $186,000 on our financed asset note payable, $28,000 on our related party notes payable, and payment of financing and stock issuances costs of $116,000.

For the year ended December 31, 2018, cash provided by financing activities was $33,000. This was comprised of proceeds from notes issued to related parties and third parties of $2,803,000 and $70,000 and proceeds from the issuance of common stock of $2,885,000 offset by repayments of $1,899,000 on our term loan, $2,415,000 on our PNC revolving loan, $1,286,000 on our finance lease obligations and $125,000 on our deferred financing costs.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2019:

		Payment due by period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt and finance leases	$25,950	$22,544	$3,406	$-	$-
Operating leases	6,621	1,136	1,986	1,818	1,681
Total	$32,571	$23,680	$5,392	$1,818	$1,681

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2019.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.

Going Concern

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date our financial statements are issued. We are required to make certain additional disclosures if we conclude that substantial doubt exists and such concerns are not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern. The evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balance and expectations regarding cash to be generated over the following year.  Because we are projecting positive cash flows from operations in 2020 and believe that we will be able to meet our obligations as they come due over the following year, the financial statements included in this Report have been prepared on a going concern basis.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods, however a full physical inventory is taken annually. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

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

Capitalized Engineering Costs

We have contractual agreements with customers to produce parts, which the customers design. Though have not designed and thus have no proprietary ownership of the parts we produce, the manufacturing of these parts requires pre-production engineering and programming of our machines. Prior to January 1, 2019, the pre-production costs associated with a particular contract were capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs were amortized on a straight line basis over the shorter of the estimated length of the contract, or three years.

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

As of December 31, 2018 we changed our policy to no longer capitalize engineering costs and to wroteoff the capitalized engineering balance of $2,043,000 and was included in our results of operations for 2018.

Beginning in 2019, we now expense engineering costs as incurred and such costs are recorded in cost of sales.

Revenue Recognition

The Company accounts for revenue recognition in accordance with the accounting guidance now codified as FASB ASC 606 “Revenue from Contracts with Customers”, as amended regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. Under the new standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

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

We recognize certain revenues under a bill and hold arrangement with two large customers. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. The customer must initiate the request for the bill and hold arrangement. The customer must have made this request in writing in addition to their fixed commitment to purchase the item. The risk of ownership has passed to the customer, payment terms are not modified and payment will be made as if the goods had shipped.

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

We account for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, (the “Subtopic”). The Subtopic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Subtopic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Subtopic provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value.

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

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, “Compensation—Stock Compensation” (Topic 718) and Revenue from Contracts with Customers (Topic 606), which amended Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and ASC 718, Compensation — Stock Compensation. The amendments require entities to measure and classify in accordance with ASC 718 share-based payments that are granted to a customer in a revenue arrangement and are not in exchange for a distinct good or service. ASC 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company is in the process of determining the impact the adoption will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 had no material impact on the Company’s consolidated financial statements as December 31, 2019 and 2018

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARTKET RISK.

No disclosure is required in response to this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2019. Based on that evaluation, the CEO and CFO concluded our disclosure controls and procedures were effective as of December 31, 2019.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2019 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. G.A.A.P.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

During 2019, we took various steps to address deficiencies in our financial reporting system that existed as of December 31, 2018. In particular, we disposed of certain subsidiaries, including those previously acquired that had not adequately installed our inventory control and management system, which substantially reduced the complexity of our operations. In addition, we acquired new consolidation software, which eliminated deficiencies in our quarterly closing and consolidating processes. We also hired a new Chief Accounting Officer familiar with the requirements of US GAAP and the Securities Laws and internal control systems to supplement our staff. Except for the changes described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	55	President and Chief Executive Officer
Michael E. Recca	69	Chief Financial Officer
Michael N. Taglich	54	Chairman of the Board
Robert F. Taglich	53	Director
David J. Buonnano	64	Director
Peter D. Rettaliata	69	Director
Robert C. Schroeder	53	Director
Michael Brand	62	Director
Michael D. Porcelain	51	Director

Luciano (Lou) Melluzzo has been our President and Chief Executive Officer since November 15, 2017. He joined our company on September 11, 2017 as Chief Executive Officer. From November 2003 to September 2011, Mr. Melluzzo was employed in various capacities by EDAC Technologies Corporation (“EDAC”), a designer, manufacturer and distributor of precision aerospace components and assemblies, precision spindles and complex fixturing, tooling and gauging with design and build capabilities, whose shares were then listed on the Nasdaq Capital Market. He served as EDAC’s Vice President and Chief Operating Officer from November 2005 until February 2010. From September 2011 to November 2015, Mr. Melluzzo was self-employed in the residential real estate redevelopment industry. From November 2015 to January 2017, he was general manager of Polar Corporation, a privately-held company specializing in computer numeric controlled milling and turning of small hardware components for the aerospace industry.

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

Michael N. Taglich has been Chairman of our Board of Directors since September 22, 2008. He is Chairman and President of Taglich Brothers, a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro-cap companies.  Mr. Taglich is currently Chairman of the Board of Mare Island Dry Dock LLC, a company engaged in ship repair services, and Vice Chairman of the Board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a Director of Bridgeline Digital Inc., a publicly traded company, Icagen Inc., a reporting but not trading company engaged in early stage pharmaceutical research, Decision Point Systems Inc., a private company engaged in field service automation, Dilon Technologies, a private medical device company and Autonet Mobile Inc., a private company focused on connecting automobiles to the internet.

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

Robert C. Schroeder has been a director of our company since 2008. He is Vice President - Investment Banking of Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Mr. Schroeder joined Taglich Brothers in April 1993 as an Equity Analyst publishing sell-side research. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder also serves as a director of the following publicly traded companies: DecisionPoint Systems, Inc., a private company engaged in field service automation, and Intellinetics, Inc., a provider of cloud-based enterprise content management solutions and Akers Biosciences, Inc., a developer and manufacturer of rapid diagnostic screening and testing products. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts.

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

Michael Porcelain has a director of our company since October 23, 2017. Mr. Porcelain has served as President and Chief Operating Officer of Comtech Telecommunications Corp., a publicly traded company and leading provider of advanced communication solutions for both commercial and government customers worldwide, since 2019, and prior to that served as the Chief Financial Officer from 2006 through 2018, and from 2002 to March 2006, he served as Vice President of Finance and Internal Audit of Comtech. From 1998 to 2002, Mr. Porcelain was Director of Corporate Profit and Business Planning for Symbol Technologies, a mobile wireless information solutions company. Previously, he spent five years in public accounting holding various positions, including Manager in the Transaction Advisory Services Group of PricewaterhouseCoopers. Since 1998, he has owned and operated The Independent Adviser Corporation, a privately held company which holds the rights to use certain intellectual properties and trademarks (including various Internet websites) related to the financial planning and advisory industry. Mr. Porcelain is an Adjunct Professor at St. John’s University located in New York where he teaches graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Designation authorizing the issuance of the Series A Preferred Stock (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

3.3	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.4	Amendment to Certificate of Designation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Amendment No. 2) filed on June 19, 2017 declared effective on July 6, 2017).

3.5	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

3.6	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act

4.2	Placement Agent Warrant issued to Craig-Hallum Capital Group LLC in connection with first closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.3	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with first closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016).

4.4	Placement Agent Warrant issued to Craig-Hallum Capital Group LLC in connection with second closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

4.5	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with second closing of Series A Preferred Stock Offering (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 3, 2016).

4.6	Form of Warrant issued to purchasers of 12% Notes in connection with 12% Note Offering (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016).

Exhibit No.	Description

4.7	Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with 12% Note Offering (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

4.8	Form of Warrant issued to purchasers of the 8% subordinated convertible notes (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

4.9	Form of Placement Agent Warrant issued to Taglich Brothers, Inc. in connection with the offering of 8% subordinated convertible notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.10	Form of Warrant issued to purchasers of 8% subordinated convertible notes (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).

4.11	Warrant issued to RBI Private Investment III, LLC (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

4.12	Form of 6% Subordinated Convertible Note Due December 31, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

Agreements Relating to Sterling Loan Facility

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2020)

Exhibit No.	Description

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 6, 2020)

Agreements Relating to Acquisitions/Dispositions

10.4	Stock Purchase Agreement dated as of January 27, 2017, between Air Industries Group, AMK Welding, Inc., Air Industries Group Poland, LLC and Meyer Tool, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 30, 2017).

10.5	Stock Purchase Agreement dated March 21, 2018 with CPI Aerostructures, Inc. ("CPI SPA") (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 23, 2018).

10.6	Second Amendment dated as of December 20, 2018 to CPI SPA (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed April 1, 2019).

Agreements With Officers, Directors and Related Persons

10.7	7% Senior Secured Convertible Promissory Note due December 31, 2020 in the principal amount of $1,000,000 registered in the name of Michael Taglich (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 17, 2019).

10.8	7% Senior Secured Convertible Promissory Note due December 31, 2020 in the principal amount of $1,000,000 registered in the name of Robert Taglich (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 17, 2019).

Exhibit No.	Description

10.9	7% Senior Secured Convertible Promissory Note due December 31, 2020 in the principal amount of $80,000 registered in the name of Taglich Brothers, Inc..(incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 17, 2019).

Agreements Relating to Issuance of Securities

10.10	Placement Agency Agreement with Taglich Brothers, Inc. dated September 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2018).

10.11	Subscription Agreement with RBI Private Investment III, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 4, 2018).

10.12	Form of Subscription Agreement for offering of Subordinated Notes due May 31, 2019 and shares of common stock, together with form of Subordinated Note (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2018).

10.13	Placement Agency Agreement for offering of Subordinated Notes due May 31, 2019 and shares of common stock (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2018)

10.14	Form of Subscription Agreement for July 2018 offering of sale of shares of common stock.(incorporated herein by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018 filed August 15, 2018).

10.15	Placement Agency Agreement with Taglich Brothers, Inc. dated September 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2018).

10.16	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 4, 2018).

10.17	Placement Agency Agreement with Taglich Brothers, Inc. dated May 17, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2018).

10.18	Form of Subordinated Note due May 31, 2019 (see Exhibit A to Exhibit 10.2). (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2018).

Exhibit No.	Description

10.19	Form of Subscription Agreement for Subordinated Notes and shares of Common Stock (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2018).

10.20	At the Market Offering Agreement dated January 15, 2020 with Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on January 15, 2020).

Other Material Agreements

10.21	Purchase Agreement with the Purchasers dated January 15, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2019).

Equity Incentive Plans

10.22	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.23	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.24	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.25	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company's Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2020

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 27, 2020 in the capacities indicated.

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
Michael Porcelain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

March 27, 2020

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$1,294,000	$2,012,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $859,000 and $524,000, respectively	7,858,000	6,522,000
Inventory	28,646,000	29,051,000
Prepaid Expenses and Other Current Assets	447,000	414,000
Prepaid Taxes	-	49,000
Total Current Assets	38,245,000	38,048,000

Property and Equipment, Net	7,578,000	8,777,000
Operating Lease Right-Of-Use Asset	3,623,000	-
Deferred Financing Costs, Net, Deposits and Other Assets	1,481,000	768,000
Goodwill	163,000	163,000

TOTAL ASSETS	$51,090,000	$47,756,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$15,682,000	$16,793,000
Notes Payable - Related Party - Current Portion	6,862,000	2,552,000
Accounts Payable and Accrued Expenses	8,105,000	8,723,000
Operating Lease Liabilities - Current Portion	697,000	-
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,011,000	881,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	200,000
Income Taxes Payable	27,000	20,000
Total Current Liabilities	32,622,000	29,007,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	3,406,000	3,438,000
Notes Payable - Related Party - Net of Current Portion	-	2,283,000
Operating Lease Liabilities - Net of Current Portion	4,235,000	-
Deferred Gain on Sale - Net of Current Portion	219,000	257,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Net of Current Portion	402,000	-
Deferred Rent	-	1,165,000
TOTAL LIABILITIES	40,884,000	36,150,000

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 outstanding at December 31, 2019 and 2018	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 29,478,338 and 28,392,853 Shares Issued and Outstanding as of December 31, 2019 and December 31, 2018, respectively	29,000	28,000
Additional Paid-In Capital	77,434,000	76,101,000
Accumulated Deficit	(67,257,000)	(64,523,000)
TOTAL STOCKHOLDERS' EQUITY	10,206,000	11,606,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,090,000	$47,756,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations For the Years Ended December 31,

	2019	2018

Net Sales	$54,573,000	$44,530,000

Cost of Sales	45,431,000	39,085,000

Gross Profit	9,142,000	5,445,000

Operating Expenses	8,539,000	8,315,000

Impairment on abandonment of assets	(275,000)	-

Capitalized engineering costs write-off	-	(2,043,000)

Income (Loss) from Operations	328,000	(4,913,000)

Interest and Financing Costs	(3,561,000)	(3,916,000)

Other Income, Net	672,000	278,000

Loss before Provision for Income Taxes	(2,561,000)	(8,551,000)

Provision for Income Taxes	37,000	-

Loss from Continuing Operations, net of taxes	(2,598,000)	(8,551,000)

Loss from Discontinued Operations, net of taxes

Losses from discontinued operating activities	(134,000)	(2,100,000)

Loss on Sale of Subsidiary	-	(341,000)

Total Loss from Discontinued Operations, net of tax	(134,000)	(2,441,000)
Net Loss	$(2,732,000)	$(10,992,000)
Net Loss per share - basic
Continuing operations	$(0.09)	$(0.32)
Discontinued operations	(0.00)	(0.09)
Net Loss per share - diluted
Continuing operations	(0.09)	(0.32)
Discontinued operations	(0.00)	(0.09)

Weighted average shares outstanding - basic	28,851,816	26,897,639
Weighted average shares outstanding - diluted	28,851,816	26,897,639

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	25,213,805	$25,000	$71,272,000	$(53,531,000)	$17,766,000

Fair Value Allocation of Warrants	-	-	193,000	-	193,000
Issuance of Common Stock	2,139,235	2,000	2,812,000	-	2,814,000
Common stock issued for directors fees	253,071	-	305,000	-	305,000
Common stock issued for legal fees	123,456	-	200,000	-	200,000
Common stock issued for convertible notes	663,286	1,000	1,026,000		1,027,000
Stock Compensation Expense	-	-	293,000	-	293,000
Net Loss	-	-	-	(10,992,000)	(10,992,000)
Balance, December 31, 2018	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000

Common stock issued for legal fees	50,000	-	126,000	-	126,000
Issuance of Common Stock	182,778		186,000	-	186,000
Issuance of Common Stock for Note Conversion	424,805	1,000	638,000		639,000
Common stock issued for directors fees	257,602	-	244,000	-	244,000
Share Issuance Costs	-	-	(113,000)	-	(113,000)
Stock Compensation Expense	-	-	378,000	-	378,000
Other Adjustments - Shares Issued	170,300	-	-	-	-
Other Adjustments - FV Allocation	-	-	(126,000)	-	(126,000)
Other Adjustments - Rounding	-	-	-	(2,000)	(2,000)
Net Loss	-	-	-	(2,732,000)	(2,732,000)
Balance, December 31, 2019	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,732,000)	$(10,992,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	3,002,000	2,877,000
Stock based employee compensation expense	378,000	293,000
Stock based directors compensation expense	244,000	305,000
Legal expenses paid by issuance of stock	126,000	200,000
Non-cash other income recognized	(282,000)	-
Non-cash interest expense	85,000	-
Loss on abandonment of lease	275,000	-
Amortization of right-of-use assets	470,000	-
Amortization of deferred gain on sale of real estate	(38,000)	(38,000)
Loss on sale of equipment	136,000	-
Amortization of debt discount on convertible notes payable	510,000	941,000
Amortization of capitalized engineering costs	-	668,000
Bad debt expense	311,000	49,000
Loss on impairment of goodwill - discontinued operations	-	109,000
Amortization of deferred financing costs	-	212,000
Change in useful life of capitalized engineering costs	-	2,043,000
Gain on sales of subsidiaries	-	340,000
Loss on Assets Held for Sale	-	386,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,647,000)	(561,000)
Inventory	405,000	1,395,000
Prepaid expenses and other current assets	(33,000)	39,000
Prepaid taxes	49,000	-
Deposits and other assets	(713,000)	(1,112,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expense	(970,000)	(1,569,000)
Operating Lease Liabilities	(601,000)	-
Deferred rent	-	3,000
Deferred revenue	130,000	2,076,000
Income Taxes Payable	7,000	-
NET CASH USED IN OPERATING ACTIVITIES	(888,000)	(2,336,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized engineering costs	-	(523,000)
Purchase of property and equipment	(764,000)	(1,264,000)
Proceeds from sale of subsidiary	-	5,472,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(764,000)	3,685,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver, net - Sterling National Bank	12,543,000	-
Note payable - revolver, net - PNC	(14,043,000)	(2,415,000)
Proceeds from note payable - term loan - Sterling National Bank	3,800,000	-
Payments of note payable - term loans - PNC	(1,572,000)	(1,899,000)
Proceeds from sale of future proceeds from disposition of subsidiary	800,000	-
Transaction costs from sale of future proceeds from disposition of subsidiary	(3,000)	-
Payment of finance lease obligations	(1,764,000)	(1,286,000)
Share issuance costs	(113,000)	-
Proceeds from note payable - related party	1,500,000	2,803,000
Payments of notes payable - related parties	(28,000)	-
Payments of loan payable - financed assets	(186,000)	-
Proceeds from notes payable - third parties	-	70,000
Deferred financing costs	-	(125,000)
Proceeds from issuance of common stock	-	2,885,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	934,000	33,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(718,000)	1,382,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,012,000	630,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,294,000	$2,012,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2019	2018

Supplemental cash flow information
Cash paid during the period for interest	$2,274,000	$1,509,000
Cash paid during the period for income taxes	$22,000	$2,000

Supplemental schedule of non-cash investing and financing activities
Common Stock issued for notes payable - related party	$-	$330,000
Common Stock issued for notes payable - third parties	$580,000	$30,000
Common Stock issued in lieu of accrued interest	$58,000	$1,027,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the year ended December 31, 2019, the accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), Eur-Pac Corporation (“Eur-Pac” or “EPC”), Electronic Connection Corporation (“ECC”), Air Realty Group, LLC (“Air Realty”), and The Sterling Engineering Corporation (“Sterling”), (together, the “Company”). The results of EPC and ECC are included in loss from discontinued operations, since operations ceased on March 31, 2019. See Note 2 for details of discontinued operations.

As of and for year ended December 31, 2018, the accompanying consolidated financial statements also include the Company’s former subsidiaries all of which are included in loss from discontinued operations: Welding Metallurgy, Inc. (“WMI”) including its wholly owned subsidiaries Miller Stuart, Inc. (“Miller Stuart”), Woodbine Products, Inc. (“Woodbine” or “WPI”), Decimal Industries, Inc. (“Decimal”) and Compac Development Corporation (“Compac”), (collectively “WMI Group”). See Note 2 for details of discontinued operations.

Going Concern - Alleviation of Substantial Doubt

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered net losses from continuing operations, net of taxes of $2,598,000 and $8,551,000 for the years ended December 31, 2019 and 2018, respectively, and had negative cash flows from operations (both continuing and discontinued combined) of $888,000 and $2,336,000 for the years ended December 31, 2019 and 2018, respectively. The Company has been dependent on raising equity or other financing to fund ongoing operations. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

In December 2019 the Company refinanced its PNC Bank revolving debt and term loan with Sterling National Bank on better terms and the combination of the significantly lower interest rates and extended amortization of the new credit facility is estimated to reduce the Company’s cash interest and cash principal amortization significantly. The Company’s revenues from sales and its gross profit from its continuing operations increased in 2019 by $10,043,000 and $3,697,000, respectively, from the previous year. The Company is projecting positive cash flows from operations in 2020 and management believes the Company will be able to meet its obligations as they come due for the year from the date of issuance of these financial statements.

Accordingly, the above factors have alleviated substantial doubt about the entity’s ability to continue as a going concern.

Sale of Welding Metallurgy Inc.

On December 20, 2018, the Company sold all of the outstanding shares of WMI including its wholly owned subsidiaries Miller Stuart, Woodbine, Decimal and Compac to CPI Aerostructures, Inc., pursuant to a Stock Purchase Agreement (SPA) for a purchase price of $9,000,000, reduced by a working capital adjustment of ($1,093,000). The sale required an escrow deposit of $2,000,000 to cover the working capital adjustment and our obligation to indemnify CPI against damages arising out of the breach of our representations and warranties and obligations under the SPA. The amount of the final working capital adjustment has been contested by CPI and is currently the subject of litigation between the Company and CPI (See Note 14-Contingencies).

Closing EPC and ECC

The Company completed its shut-down of EPC and ECC and closed related operations on March 31, 2019. In connection with the shut-down, the Company recognized a loss on abandoned assets of $386,000 during the fourth quarter of 2018, which is included in loss from discontinued operations for the year ended December 31, 2018.

Additionally, the Company determined that goodwill for ECC in the amount of $109,000 had been impaired and is included in the loss from discontinued operations for the year ended December 31, 2018.

Adoption of ASC 842

On January 1, 2019, the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in the consolidated statement of operations for each period presented.

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on the Company’s consolidated balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting of finance leases was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $4,368,000 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the term. As permitted under ASC 842, the Company elected several practical expedients that permits it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

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

Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancellable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating lease. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was:

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Operating Lease Right-Of-Use-Asset	$-	$4,368,000	$4,368,000
Total Assets	$47,756,000	$4,368,000	$52,124,000
Operating Leases Liabilities - Current Portion	$-	$547,000	$547,000
Total Current Liabilities	$29,007,000	$547,000	$29,554,000
Operating Leases Liabilities - Net of Current Portion	$-	$4,986,000	$4,986,000
Deferred Rent	$1,165,000	$(1,165,000)	$-
Total Liabilities	$36,150,000	$4,368,000	$40,518,000
Total Liabilities and Stockholders' Equity	$47,756,000	$4,368,000	$52,124,000

December 31,
2019
Weighted Average Remaining Lease Term - in years	6.32
Weighted Average discount rate - %	9.50%

Subsequent Events

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic, and on March 13, 2020, the U.S. President announced a national Emergency relating to the disease. National, state and local authorities have adopted various regulations and orders, including mandates on the number of people that may gather in one location and closing non-essential businesses. To date, the Company has been deemed an essential business and has not curtailed its operations.

The measures adopted by various governments and agencies, as well as the likelihood that many individuals and businesses will voluntarily shut down or self-quarantine, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts which may be adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the general economy. While the Company continues to operate in the normal course, they may be forced to close or reduce operations for reasons such as the health of its employees or because of disruptions in the continued operation of its supply chain and sources of supply. At this time, the Company cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact its consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company closed EPC and ECC as of March 31, 2019. Also, as discussed in Note 1, the Company sold WMI in December 2018. As such, these subsidiaries are reported as discontinued operations for the years ended December 31, 2019 and 2018. As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented. The Company has not segregated the cash flows of these subsidiaries in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations only.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the consolidated statement of operations:

	December 31,
	2019	2018
Net revenue	132,000	15,631,000
Cost of goods sold	105,000	15,406,000
Gross profit	27,000	225,000
Operating expenses:
Selling, general and administrative	155,000	1,830,000
Impairment of Goodwill	-	(109,000)
Impairment on abandonment of assets	-	(386,000)
Total operating expenses	(128,000)	(2,100,000)
Interest expense	(3,000)	(4,000)
Other income (expense), net	(3,000)	7,000
Loss from discontinued operations before income taxes	(134,000)	(2,097,000)

Provision for income taxes	-	(3,000)
Loss from discontinued operations, net of taxes	(134,000)	(2,100,000)

The following table presents a reconciliation of WMI’s net cash flow from operating, investing and financing activities for the periods indicated below:

	2019	2018
Net cash used in operating activities - discontinued operations	$(149,000)	$(439,000)
Net cash used in investing activities - discontinued operations	$-	$49,000
Net cash provided by financing activities - discontinued operations	$-	$475,000

Depreciation and amortization	$(6,000)	$156,000

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

Discontinued Operations

Prior to the closure of EPC and ECC, the results of operations were included in continuing operations, once it was determined to close both subsidiaries, the results were reclassified to discontinued operations (see “Note 2 – Discontinued Operations”). Prior to its sale, WMI was classified as a discontinued operation (see “Note 2 - Discontinued Operations”). As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented to reflect these subsidiaries as discontinued operations. The Company has not segregated the cash flows of these subsidiaries in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

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

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. We are required to make certain additional disclosures if we conclude that substantial doubt exists and such concerns are not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern. The evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balance and expectations regarding cash to be generated over the following year.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or an estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods, however a full physical inventory is taken annually. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

The Company generally purchases raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. It occasionally produces larger more complex products, such as landing gear, in excess of purchase order quantities in anticipation of future purchase order demand. Historically this excess has been used in fulfilling future purchase orders. The Company purchases supplies and materials useful in a variety of products as deemed necessary even though orders have not been received. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes write-downs to estimated net realizable value for obsolescence accordingly. The Company also writes-down inventory to estimated net realizable value for excess quantities, slow-moving goods, and for other impairments of value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include purchase deposits, miscellaneous prepaid expenses and cash in escrow less a reserve. The changes in the reserve are shown below.

	Balance at Beginning of	Charges to Loss on Sale		Balance at
Description	Year	of Subsidiary	Deductions	end of year
Valuation reserve deducted from Prepaid
Expenses and Other Current Assets:
Year ended December 31, 2019	$1,770,000	$-	$-	$1,770,000
Year ended December 31, 2018	$-	$1,770,000	$-	$1,770,000

Capitalized Engineering Costs

The Company has contractual agreements with customers to produce parts, which the customers design. Even though the Company has not designed and thus has no proprietary ownership of the parts, the manufacturing of these parts requires pre-production engineering and programming of the Company’s machines. Prior to January 1, 2019, the pre-production costs associated with a particular contract were capitalized and then amortized beginning with the first shipment of product pursuant to such contract. These costs were amortized on a straight-line basis over the estimated length of the contract, or if shorter, three years.

As of December 31, 2018, the Company, changed its policy to no longer capitalize pre-production engineering expenses and instead expenses those costs as incurred, and accordingly wrote off all capitalized engineering costs as of December 31, 2018.

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. For the year ended December 31, 2019 the Company recorded an impairment charge of $275,000 included in continuing operations and for the year ended December 31, 2018 the Company recorded an impairment charge of $495,000 that was included in discontinued operations.

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and recorded in current assets and amortized using the effective interest method over the term of the related debt. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt and also amortized using the effective interest method over the term of the related debt. The amortization of financing costs are included in interest and financing costs in the statement of operations.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with accounting guidance codified as FASB ASC 606 “Revenue from Contracts with Customers”, as amended regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with Customers. Under the new standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). In evaluating our contracts with our customers under ASC 606, we have determined that there is no future performance obligation once delivery has occurred.

There was no cumulative financial statement effect of initially adopting and applying the new revenue standard in 2018 because an analysis of our contracts supported the recognition of revenue consistent with our historical approach. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

For 2018, the Company recognized certain revenues under a bill and hold arrangement with two of its large customers. For any requested bill and hold arrangement, the Company made an evaluation as to whether the bill and hold arrangement qualified for revenue recognition. The customer would initiate the request for the bill and hold arrangement. The customer must have made its request in writing in addition to their fixed commitment to purchase the item. The risk of ownership has passed to the customer, payment terms were not modified and payment would be made if the goods had shipped.

The Company had approximately $0 and $89,000 of net sales that were billed but not shipped under such bill and hold arrangements as of December 31, 2019 and 2018, respectively.

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

Credit and Concentration Risks

There were three customers that represented 76.0% of total sales, and three customers that represented 72.7% of total sales for the years ended December 31, 2019 and 2018, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	2019	2018

1	34.20	31.90
2	30.40	28.50
3	11.40	12.30

There were three customers that represented 67.8% of gross accounts receivable and two customers that represented 64.5% of gross accounts receivable at December 31, 2019 and 2018, respectively. This is set forth in the table below.

	Percentage of Receivables
	December	December
Customer	2019	2018
1	32.70	38.30
2	25.10	26.20
3	10.00	*

*Customer was less than 10% of gross accounts receivable at December 31, 2018

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05 (the “Subtopic”). The Subtopic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Subtopic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Subtopic provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2019	2018

Weighted average shares outstanding used to compute basic earnings per share	28,851,816	26,897,639
Effect of dilutive stock options and warrants	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	28,851,816	26,897,639

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2019	2018
Stock Options	800,000	568,000
Warrants	1,903,000	1,960,000
	2,703,000	2,528,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the years:

	December 31,	December 31,
	2019	2018
Stock Options	570,000	3,000
Warrants	500	7,000
	570,500	10,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $378,000 and $293,000 for the years ended December 31, 2019 and 2018, respectively. Stock compensation expense for directors amounted to $244,000 and $305,000 for the years ended December 31, 2019 and 2018, respectively. Stock compensation expenses for employees and directors were included in operating expenses on the accompanying Consolidated Statement of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at December 31, 2019 and 2018 relates to the acquisition of NTW.

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

The Company determined that there has been no impairment of goodwill at December 31, 2019.

During 2018 the company determined that goodwill for ECC in the amount of $109,000 had been impaired and is included in the loss from discontinued operations.

Freight Out

Freight out is included in operating expenses and amounted to $134,000 and $151,000 for the years ended December 31, 2019 and 2018, respectively.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. An “emerging growth company,” may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.0 billion in annual sales, that has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1.0 billion of non-convertible debt over a three-year period. A company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. The Company had elected to take advantage of the benefits of this extended transition period until December 31, 2018, the date that it was no longer an “emerging growth company”.

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which amended Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and ASC 718, Compensation — Stock Compensation. The amendments require entities to measure and classify in accordance with ASC 718 share-based payments that are granted to a customer in a revenue arrangement and are not in exchange for a distinct good or service. ASC 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company is in the process of determining the impact the adoption will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Reclassifications

Reclassifications occurred to certain 2018 amounts to conform to the 2019 classification.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31,	December 31,
	2019	2018

Accounts Receivable Gross	$8,717,000	$7,046,000
Allowance for Doubtful Accounts	(859,000)	(524,000)
Accounts Receivable Net	$7,858,000	$6,522,000

The allowance for doubtful accounts for the years ended December 31, 2019 and 2018 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2019 Allowance for Doubtful Accounts	$524,000	$556,000	$221,000	$859,000
Year ended December 31, 2018 Allowance for Doubtful Accounts	$494,000	$30,000	$-	$524,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2019	2018

Raw Materials	$4,574,000	$4,622,000
Work In Progress	18,452,000	17,530,000
Finished Goods	5,620,000	6,899,000
Total Inventory	$28,646,000	$29,051,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value.

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2019	2018

Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,708,000
Machinery and Equipment	12,251,000	11,579,000
Finance Lease Machinery and Equipment	6,495,000	6,495,000
Tools and Instruments	11,021,000	9,882,000
Automotive Equipment	177,000	177,000
Furniture and Fixtures	290,000	303,000
Leasehold Improvements	530,000	520,000
Computers and Software	425,000	425,000
Total Property and Equipment	33,139,000	31,389,000
Less: Accumulated Depreciation	(25,561,000)	(22,612,000)
Property and Equipment, net	$7,578,000	$8,777,000

Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $3,002,000 and $2,692,000, respectively. Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2019 and 2018. Accumulated depreciation on these assets was approximately $5,936,000 and $4,827,000 as of December 31, 2019 and 2018, respectively.

Note 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable at December 31, are detailed as follows:

	December 31,	December 31,
	2019	2018

Accounts Payable	$6,576,000	$6,782,000
Accrued Expenses	1,529,000	1,941,000
	$8,105,000	$8,723,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $257,000 and $295,000 as of December 31, 2019 and 2018, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

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

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions”.

Note 9. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	December 31,	December 31,
	2019	2018

Revolving credit note payable to Sterling National Bank ("SNB")	$12,543,000	$-
Revolving credit note payable to PNC Bank N.A. ("PNC")	-	14,043,000
Term loans, SNB	3,800,000	-
Term loans, PNC	-	1,572,000
Finance lease obligations	22,000	1,786,000
Loan Payable - financed asset	385,000	-
Related party notes payable, net of debt discount	6,862,000	4,835,000
Convertible notes payable - third parties, net of debt discount	2,338,000	2,830,000
Subtotal	25,950,000	25,066,000
Less: Current portion of notes and capital obligations	(22,544,000)	(19,345,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$3,406,000	$5,721,000

Sterling National Bank (“SNB”)

On December 31, 2019, the Company entered into a new loan facility (“SNB Facility”) with Sterling National Bank, (“SNB”), and paid off our outstanding loan facility (“PNC Facility”) with PNC Bank N.A. (“PNC”). The new Loan Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”) with a balance of $3,800,000 at December 31, 2019. The repayment terms of the SNB Term Loan provide for monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date.

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures we can make. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

As of December 31, 2019 the future minimum principal payments for the term loan are as follows:

For the year ending	Amount
December 31, 2020	$498,000
December 31, 2021	543,000
December 31, 2022	2,759,000
SNB Term Loans payable	3,800,000
Less: Current portion	(498,000)
Long-term portion	$3,302,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan will bear an interest rate equal to 30-day LIBOR, plus 2.5% (with a floor of 3.5%).

As of December 31, 2019, our debt to SNB in the amount of $16,343,000 consisted of the SNB revolving line of credit note in the amount of $12,543,000 and the SNB term loan in the amount of $3,800,000. No interest expense was incurred on the SNB Facility during 2019.

PNC Bank N.A. (“PNC”)

Under the PNC Facility, substantially all of the Company’s assets were pledged as collateral. The Company was required to maintain a lockbox account with PNC, into which substantially all of its cash receipts were paid. The PNC Facility provided for a $15,000,000 revolving line of credit (“PNC revolving line of credit”) and a term loan (“PNC term loan”). The repayment terms of the PNC term loan provided for monthly principal installments in the amount of $123,133, payable on the first business day of each month, with a final payment of any unpaid balance of principal and interest payable on the scheduled maturity date. On December 31, 2019, both the PNC revolving line of credit and PNC term loan were paid in full and all assets that were previously pledged as collateral were released.

The terms of the PNC Facility require, among other things, that the Company maintain a specified Fixed Charge Coverage Ratio and maintain a minimum EBITDA (as defined in the Loan Facility) for specified periods. In addition, it limited the amount of Capital Expenditures the Company could make. The Company was also limited in the amount of dividends it could pay.

The PNC Loan Facility was amended many times during its term, most recently on January 2, 2019 (the “Seventeenth Amendment”) and February 8, 2019 (the “Eighteenth Amendment”).

The Seventeenth Amendment extended the term of the PNC Loan Facility from December 31, 2018 to December 31, 2019. Under the terms of the Seventeenth Amendment, the revolving loan and the Term Loan bear interest at a rate equal to the sum of the Alternate Base Rate (as defined in the Loan Agreement) plus four percent (4%). In addition to the amounts available as revolving loans secured by inventory and receivables pursuant to the formula set forth in the Loan Agreement, PNC agreed to permit the revolving advances to exceed the formula amount by $1,000,000 as of December 31, 2018, provided that the Company reduced the “Out-of-Formula Loan” by $25,000 per week commencing April 1, 2019, with the unpaid balance payable in full on December 31, 2019. The indebtedness under the revolving loan and the Term Loan are classified with the current portion of notes and finance lease obligations.

As a condition to PNC’s agreement to extend the maturity of the obligations due under the Loan Agreement (the “Obligations”), the Company was obligated to pay PNC an extension fee of (i) $250,000 on the earlier of (a) the date the Obligations were indefeasibly paid in full or (b) June 30, 2019, (ii) $125,000 on the earlier of (a) the date the Obligations were indefeasibly paid in full or (b) December 31, 2019, which amount was deemed earned in full if the Obligations have not been satisfied as of July 1, 2019, (iii) $125,000 on the earlier of (a) the date the Obligations were indefeasibly paid in full or (b) December 31, 2019, which amount was deemed earned in full if the Obligations had not been satisfied as of October 1, 2019 (iv) $500,000 on December 31, 2019, which amount was deemed earned in full if the Obligations had not been satisfied as of December 31, 2019. The Obligations were fully satisfied on December 31, 2019 and the Company did not have to pay the final $500,000. As a further condition to PNC’s agreement to extend the maturity of the Obligations, Michael and Robert Taglich purchased $2,000,000 principal amount of our Senior Subordinated Convertible Notes and arranged a financing giving purchasers a right to receive a pro rata portion of the AMK Revenue Stream Payments resulting in gross proceeds of $800,000, including $275,000 from Michael and Robert Taglich.

The Eighteenth Amendment required the Company to maintain a minimum EBITDA of not less than (i) $1,500,000 for the twelve-month period ending December 31, 2018, (ii) $655,000 for the three-month period ending March 31, 2019, (iii) $1,860,000 for the six-month period ending June 30, 2019 and (iv) $3,110,000 for the nine-month period ending September 30, 2019. At December 31, 2018 we were in compliance with the minimum EBIDA covenant.

As of December 31, 2019, our debt to PNC was paid in full. As of December 31, 2018, our debt to PNC in the amount of $15,615,000 consisted of the revolving credit note due to PNC in the amount of $14,043,000 and the term loan due to PNC in the amount of $1,572,000.

Interest expense related to these credit facilities amounted to approximately $1,860,000 and $1,775,000 for the years ended December 31, 2019 and 2018, respectively.

Finance Lease Obligations – Equipment

The Company is committed under several financing leases for manufacturing and computer equipment. All leases have bargain purchase options exercisable at the termination of each lease. Financing lease obligations totaled $22,000 and $1,786,000 as of December 31, 2019 and 2018, respectively, with various interest rates ranging from approximately 4% to 9%.

The aggregate future minimum lease payments on the finance lease obligations, including imputed interest, with remaining terms of greater than one year are as follows:

For the year ending	Amount
December 31, 2020	$15,000
December 31, 2021	5,000
December 31, 2022	2,000
Thereafter	-
Total future minimum lease payments	22,000
Less: imputed interest	(1,000)
Less: current portion	(15,000)
Total Long Term Portion	$6,000

Related Party Notes Payable

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich. In addition, a third director of the Company is a vice president of Taglich Brothers, Inc.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services. In addition, Michael and Robert Taglich have also invested as individuals in the Company a total of $ 12,440,000 through December 31, 2019 via various debt and equity financings.

On January 15, 2019, the Company issued its 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. The 7% Notes bear interest at the rate of 7% per annum, are convertible into shares of the Company’s common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Notes, were subordinate to the Company’s indebtedness under its credit facility with PNC Bank, National Association, and are now subordinate to the Company’s indebtedness under its credit facility with Sterling National Bank and mature at December 31, 2020, or earlier upon an Event of Default.

In connection with the 7% Notes, the Company paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), paid in the form of a promissory note having terms substantially identical to the 7% Notes.

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. These notes bear interest at a rate of 12% per annum. In connection with these notes the Company issued 37,500 shares of stock to each of Michael and Robert Taglich. The maturity date of these notes was June 30, 2020 but have been extended to December 31, 2020.

On October 21, 2019, the Company was advanced $1,000,000 from Michael Taglich. This advance was repaid on January 2, 2020. The interest rate on this advance was 12% per annum.

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $1,950,000 from Robert and Michael Taglich, from the sale of an equal principal amount of its 8% Subordinated Convertible Notes (the “8% Notes”). See “Private Placements of 8% Subordinated Convertible Notes” below.

Private Placement of Subordinated Notes due May 31, 2019, together with Shares of Common Stock

On March 29, 2018 and April 4, 2018, Michael Taglich and Robert Taglich advanced $1,000,000 and $100,000, respectively, to the Company for use as working capital. The Company subsequently issued its Subordinated Notes originally due May 31, 2019 to Michael Taglich and Robert Taglich, together with shares of common stock, in the financing described below, to evidence its obligation to repay the foregoing advances.

In May 2018, the Company issued $1,200,000 of Subordinated Notes due May 31, 2019 (the “2019 Notes”), together with a total of 214,762 shares of common stock (the “Shares”), to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, the Company issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and the Company issued to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. The Company issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock, to the other accredited investor for a purchase price of $100,000. This additional note was paid in full on January 2, 2020. Seventy percent (70%) of the total purchase price for the 2019 Notes and Shares purchased by each investor has been allocated to the 2019 Notes with the remaining thirty percent (30%) allocated to the Shares purchased with the 2019 Notes. The number of Shares purchased by Michael Taglich and Robert Taglich was calculated based upon $1.68, the closing price of the common stock on May 20, 2018, the trading day immediately preceding the date they purchased the 2019 Notes and shares of common stock.

Interest on the 2019 Notes is payable on the outstanding principal amount thereof at the rate of one percent (1%) per month, payable monthly commencing June 30, 2018. Upon the occurrence and continuation of a failure to pay accrued interest, interest shall accrue and be payable on such amount at the rate of 1.25% per month; provided that upon the occurrence and continuation of a failure to timely pay the principal amount of the 2019 Note, interest shall accrue and be payable on such principal amount at the rate of 1.25% per month and shall no longer be payable on interest accrued but unpaid. The 2019 Notes are subordinate to the Company’s obligations to SNB.

Taglich Brothers acted as placement agent for the offering and received a commission in the aggregate amount of 4% of the amount invested which was paid in kind.

The gross proceeds of $1,200,000 was completed in the following closings:

				Common
Date	Gross Proceeds	Promissory Note	$	Stock Price	Shares
3/29/2018	$1,000,000	$700,000	$300,000	1.68	$178,571
4/4/2018	100,000	70,000	30,000	1.68	17,857
5/21/2018	100,000	70,000	30,000	1.64	18,334

Total	$1,200,000	$840,000	$360,000		$214,762

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich at $1.01 per share or $182,000. The costs have been recorded as a debt discount, and are being accreted over the revised term. In connection with the SNB Loan facility, Michael and Robert Taglich agreed to extend the maturity date of the 2019 Notes to December 31, 2020.

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

At September 30, 2018, Michael Taglich, Robert Taglich and Taglich Brothers (collectively, the “Taglich Parties”) owned $1,300,000, $650,000 and $382,000, respectively, principal amount of 8% Notes, with accrued interest thereon from the date of issuance through September 30, 2018 of $203,613, $120,097 and $68,294, respectively. In consideration for waiving all defaults in payment of principal and accrued interest on the 8% Notes through the date of the amendment, the conversion price of the Amended Notes owned by the Taglich Parties and the other holders of the Amended Notes has been reduced to $1.50 per share, subject to the anti-dilution adjustments set forth in the Amended Notes and the 8% Notes, and the Company issued to the Taglich Parties and the other holders of the 8% Notes such number of shares of common stock calculated based upon a value of $1.39 per share, the closing market price of common stock on the NYSE American on September 28, 2018, the date immediately prior to the date the holders of a majority of the outstanding principal amount of the 8% Notes approved the amendment as is equal to the interest accrued on their 8% Notes from the date of issuance through September 30, 2018. As a result the Company issued to Michael Taglich, Robert Taglich and Taglich Brothers 146,484 shares, 86,401 shares and 49,132 shares, respectively of common stock. Based on the amended conversion price, if these notes were to be converted additional shares of common stock would be issued of common stock, and therefore further reducing the Company’s earnings per share. From and after September 30, 2018, interest on the unpaid principal amount of the Amended Notes shall accrue and be paid at the rate of six (6%) percent per annum, if paid in cash, or at the rate of eight (8%) percent per annum if converted into common stock.

For soliciting noteholders in connection with the adoption of the amendments, the Company agreed to pay Taglich Brothers $95,550, representing a fee equal to 2% of the outstanding principal amount of Notes whose registered holders (other than Taglich Brothers) received shares of common stock in lieu of cash payment of accrued interest on the 8% Notes as of September 30, 2018.

In December 2019, the third party holders of $580,000 of notes with accrued interest thereon of $59,000 converted their notes into approximately 426,000 shares at a per share price of $1.50. Additionally in January 2020, the third party holders of an additional $705,000 of notes with accrued interest thereon of $75,143 converted their notes into approximately 520,000 shares at a per share price of $1.50.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $6,862,000 and $4,835,000, as of December 31, 2019 and 2018, respectively. Unamortized debt discounts related to these notes amounted to $226,000 and $162,000 as of December 31, 2019 and 2018, respectively. Interest incurred on these related party notes amounted to approximately $446,000 and $526,000 for the years ended December 31, 2019 and 2018, respectively. Amortization of debt discount incurred on these related party notes amounted to approximately $375,000 and $456,000 for the year ended December 31, 2019 and 2018. These costs are included in interest and financing costs in the Consolidated Statement of Operations.

All related party notes are due on December 31, 2020. There are no principal payments due on these notes until such time.

Note 10. OPERATING LEASE LIABILITIES

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

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

For the twelve months ended	Amount
December 31, 2020	$1,136,000
December 31, 2021	1,118,000
December 31, 2022	868,000
December 31, 2023	895,000
December 31, 2024	923,000
Thereafter	1,681,000
Total future minimum lease payments	6,621,000
Less: discount	(1,689,000)
Total operating lease maturities	4,932,000
Less: current portion of operating lease liabilities	(697,000)
Total long term portion of operating lease liabilities	$4,235,000

As part of the effort to reduce costs, corporate executive offices were moved to an existing 5.4-acre corporate campus in Bay Shore, New York. The Company remains liable under the lease for the office in Hauppauge, New York which is now vacant. This lease has a term which ends January 2022. The annual rent was approximately $113,000 for the lease year which began in January 2019 and increases by approximately 3% per annum each year thereafter. Accordingly, the Company recognized an impairment of $275,000 to its Operating Lease Right-of-Use-Asset for the year ended December 31, 2019.

NOTE 11. LIABILITY RELATED TO THE SALE OF FUTURE PROCEEDS FROM DISPOSITION OF SUBSIDIARY

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

Although the Company sold all of its rights to the Remaining Amount, as a result of its obligation to the Purchasers, the Company is required to account for the Remaining Amount or portion thereof as income when earned. The Company recorded the $800,000 in proceeds as a liability on its consolidated balance sheet, net of transaction costs of $3,000. Transaction costs will be amortized to interest expense over the estimated life of the Purchase Agreement.

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

During the year ended December 31, 2019, the Company recognized $282,000 of non-cash income reflected in “other income, net” on the consolidated statement of operations and recorded $85,000 of related non-cash interest expense related to the Purchase Agreement.

The table below shows the activity within the liability account for the year ended December 31, 2019:

Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$-
Cash received from sale of future proceeds from disposition of subsidiary	800,000
Non-Cash other income recognized	(282,000)
Non-Cash interest expense recognized	85,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	603,000
Less: unamortized transaction costs	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$600,000

Note 12. STOCKHOLDERS’ EQUITY

On January 9, 2018 the Company issued and sold to 35 accredited investors an aggregate of 852,000 Shares and Warrants to purchase an additional 255,600 shares of common stock, for gross proceeds of $1,065,000. The purchase price for the Shares and Warrants was $1.25 per Share. The Company had previously sold a total of 725,390 Shares and Warrants to purchase an additional 224,400 shares of common stock for gross proceeds of $935,000 on November 29, 2017, December 5, 2017 and December 29, 2017 pursuant to the Offering.

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

During January 2020, we issued and sold 419,597 shares of our common stock for gross proceeds of $987,009 pursuant to our S-3 filed on October 10, 2019 as updated on January 15, 2020.

During year ended December 31, 2019, the Company issued 50,000 shares of common stock in lieu of cash payment for various services provided to the Company and 257,602 shares of common stock in payment of directors’ fees.

During the year ended December 31, 2018, the Company issued 123,456 shares of common stock in lieu of cash payments for various services provided to the Company and 253,071 shares of common stock in payment of directors’ fees.

Note 13. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the “Union”). The Agreement was renewed as of December 31, 2018 and expires on December 31, 2021 and covers all of AIM’s production personnel, of which there are approximately 104 people. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees. Medical benefits for union employees are provided through a policy with Insperity, the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $137,000 and 172,000 for the years ended December 31, 2019 and 2018, respectively.

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

Others

All of the Company’s employees were covered under a co-employment agreement with Trinet, a professional employer organization (“PEO”) that provides out-sourced human resource services. As of January 1, 2020 the Company switched its PEO to Insperity Services, Inc., which now cover our employees in a similar agreement.

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Plans”). Pursuant to the Plans, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plans.

Note 14. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Gallagher Fluid Seals, Inc., commenced an action on August 30, 2016, against Nassau Tool Works, Inc., in the Court of Common Pleas in Montgomery County, Pennsylvania, NYS Supreme Court, County of Suffolk, seeking the recovery of $50,565.90 for goods sold and delivered. The Company chose not to respond to the action and default judgement has been rendered in the Court of Common Pleas in Montgomery County, Pennsylvania.

Westbury Park Associates, LLC commenced an action on or about January 11, 2017 against Air Industries Group in the NYS Supreme Court, County of Suffolk, seeking the recovery of approximately $31,000 for past rent arrears, and for an unidentified sum representing all additional rent due under an alleged commercial lease through the end of its term, plus attorney’s fees. This claim was settled by the Company’s agreement to pay approximately $111,000 on August 16, 2019 and has been fully accrued for as of December 31, 2019.

An employee of our company commenced an action against, among others, Rechler Equity B-2, LLC and Air Industries Group, in the Supreme Court State of New York, Suffolk County, seeking compensation in an undetermined amount for injuries suffered while leaving the premises occupied by Welding Metallurgy, Inc. Rechler Equity B-2, LLC, has served a Third Party Complaint in this action against Air Industries Group, Inc. and Welding Metallurgy, Inc. The Company believes it is not liable to the employee and any amount it might have to pay in excess of our deductible would be covered by insurance.

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

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement. As of December 31, 2019, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

On October 15, 2018, a complaint was filed by a stockholder of our company in the United States District Court for the Eastern District of New York ( Michael Kishmoian vs. Air Industries et al Case No. 18cv5757) naming the Company and certain of its directors and a former director. This matter was settled on August 20, 2019 and the cost to the Company, inclusive of legal fees, was less than $100,000, and was paid in full.

On December 20, 2018, pursuant to a Stock Purchase Agreement dated as of March 21, 2018 (“SPA”), the Company completed the sale of all of the outstanding shares of its subsidiary, Welding Metallurgy, Inc. to CPI Aerostructures. On March 19, 2019, in accordance with the procedures set forth in the SPA with CPI Aerostructures, the Company received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated. The issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019 the Company received a demand from CPI for payment of such amount. The Company advised CPI that the determination of BDO is void because, among other things, it believes BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against the Company seeking, among other things, an order of specific performance requiring delivery of the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against the Company in the amount of approximately $4,200,000 of which $2,000,000 would be satisfied by delivery of the funds in escrow. On October 7, 2019, the Company agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. As of December 31, 2018, the Company has placed a reserve against substantially all of the escrowed amount and cannot estimate the amount of loss. For, among others, the reasons stated above the Company intends to contest vigorously any claim CPI may make for payment based on the BDO Report. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome.

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

Note 15. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2019	2018
Current
Federal tax refund	$-	$-
State	37,000	-
Prior Year overaccruals
Federal	-	-
State	-	-

Total Expense	37,000	-
Deferred Tax Benefit	-	(921,000)
Valuation Allowance	-	921,000
Net Provision for Income Taxes	$37,000	$-

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2019	2018
U.S. statutory income tax rate	21.00%	21.00%
State taxes	(1.11)%	-%
Permanent differences, overaccruals and non-deductible items	(3.33)%	5.74%
Rate change and provision to return true-up	0.62%	(18.36)%
Expired stock options	1.54%	0.00%
Deferred tax valuation allowance	(20.13)%	(8.38)%
Total	(1.41)%	-%

The components of net deferred tax assets at December 31, 2019 and 2018 are set forth below:

	December 31,	December 31,
	2019	2018
Deferred tax assets
Current:
Net operating losses	$8,017,000	$6,811,000
Allowance for doubtful accounts	216,000	124,000
Inventory – IRC 263A adjustment	268,000	248,000
Stock based compensation - options and restricted stock	150,000	161,000
Capitalized engineering costs	323,000	809,000
Deferred rent	12,000	248,000
Amortization - NTW Transaction	442,000	810,000
Inventory reserves	1,000,000	942,000
Deferred gain on sale of real estate	84,000	80,000
Accrued Expenses	165,000	49,000
Disallowed interest	1,431,000	918,000
Right of Use Asset	329,000	-
Other	-	314,000
Total non-current deferred tax assets before valuation allowance	12,437,000	11,514,000
Valuation allowance	(10,663,000)	(10,135,000)
Total non-current deferred tax assets after valuation allowance	1,774,000	1,379,000

Deferred tax liabilities:
Property and equipment	(1,628,000)	(1,379,000)
Other	(146,000)	-
Total deferred tax liabilities	(1,774,000)	(1,379,000)

Net deferred tax asset	$-	$-

During the years ended December 31, 2019 and December 31, 2018, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2019 and 2018, the Company provided a valuation allowance on its net deferred tax assets of $10,663,000 and $10,135,000, respectively.

As of December 31, 2019, the Company had a Federal net operating loss carry forward of approximately $33,139,000, expiring in years beginning 2036 and State net operating loss carry forwards of approximately $9,600,000 (with effective rates from 5.5% to 10%), expiring in years through 2035.

At December 31, 2019 and 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2019 and 2018, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2019 tax years generally remain subject to examination by federal and state tax authorities.

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

During the year ended December 31, 2019, the Company granted options to purchase 613,000 shares of common stock to certain of its employees and directors. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.87% to 2.60%; expected volatility factors of 65.8% to 72.4%; expected dividend yield of 0%; and estimated option term of 5 years.

The Company recorded stock based compensation expense of $378,000 and $293,000 in its consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2019	2018
Risk-free interest rates	1.87% - 2.60%	2.69%
Expected life (in years)	4.90 - 6.80	4.90
Expected volatility	65.8% - 72.4%	66%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$0.50	$0.72

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

A summary of the status of the Company’s stock options as of December 31, 2019 and 2018, and changes during the two years then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, January 1, 2018	1,048,627	$3.20
Granted during the period	88,000	1.56
Exercised during the period	-	-
Terminated/Expired during the period	(298,478)	3.04
Balance, December 31, 2018	838,149	$3.08
Granted during the period	613,000	0.96
Exercised during the period	(15,000)	0.88
Terminated/Expired during the period	(66,500)	7.46
Balance, December 31, 2019	1,369,649	$2.01

Exercisable at December 31, 2019	1,269,649	$2.06

The following table summarizes information about stock options at December 31, 2019:

Range of Exercise Prices	Number Outstanding	Wtd. Avg. Life	Wtd. Avg. Exercise Price
$ 0.00 - $ 5.00	1,224,000	5.20 years	$8.18
$ 5.01 - $ 20.00	145,000	1.60 years	1.56
$0.00 - $20.00	1,369,000	4.40 years	$3.08

As of December 31, 2019, there was $28,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 1.7 years.

The aggregate intrinsic value at December 31, 2019 was based on the Company’s closing stock price of $2.30 was approximately $1,300,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the-money options exercisable as of December 31, 2019 was 1,206,000.

The weighted average fair value of options granted during the years ended December 31, 2019 and 2018 was $0.50 and $0.72 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $0 and $0, respectively. The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $1,210,000 and $224,718, respectively.

Warrants

During the year ended December 31, 2019 and 2018, the Company issued 0 and 535,600 warrants, respectively, in connection with convertible notes payable and common stock issuances.

The following tables summarize the Company’s outstanding warrants as of December 31, 2019 and changes during the two years then ended:

	Warrants	Wtd. Avg. Exercise Price	Wtd. Ave. Remaining Contractual Life (years)
Balance, January 1, 2018	1,704,102	2.66	4.04
Granted during the period	535,600	1.45	4.35
Terminated/Expired during the period	-	-	-
Balance, December 31, 2018	2,239,702	$3.10	3.35
Granted during the period	-	-	-
Terminated/Expired during the period	(56,800)	$10.80	-
Balance, December 31, 2019	2,182,902	$2.90	2.43

Exercisable at December 31, 2019	2,182,902	$2.90	2.43

The fair values of warrants granted were estimated using the Black-Sholes option-pricing model with the following assumption for the years ended December 31:

	2019	2018
Risk-free interest rates	2.33%	2.69%
Expected life (in years)	4.9	4.9
Expected volatility	116.0%	66%
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value per share	1.24	$1.24

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

The Company currently divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists of Sterling. Along with its operating subsidiaries, the Company reports the results of our corporate division as an independent segment.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferors cost, and there is no intercompany profit or loss on intersegment transfers. We evaluate performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s reporting segments for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018

COMPLEX MACHINING
Net Sales	$48,226,000	$39,745,000
Gross Profit	8,669,000	5,871,000
Pre Tax Income (Loss)	5,266,000	(75,000)
Assets	45,268,000	41,947,000

TURBINE ENGINE COMPONENTS
Net Sales	6,347,000	4,785,000
Gross Profit (Loss)	473,000	(426,000)
Pre Tax Loss	(500,000)	(1,385,000)
Assets	5,005,000	5,243,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss	(7,327,000)	(7,091,000)
Assets	817,000	566,000

CONSOLIDATED
Net Sales	54,573,000	44,530,000
Gross Profit	9,142,000	5,445,000
Pre Tax Loss	(2,561,000)	(8,551,000)
Provision for Income Taxes	37,000	-
Loss from Discontinued Operations	(134,000)	(2,441,000)
Net Loss	(2,732,000)	(10,992,000)
Assets	$51,090,000	$47,756,000