Form 10-K/A
period 2019-12-31
AIR INDUSTRIES GROUP
filed 2020-04-29
CIK 1009891

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None

AIR INDUSTRIES GROUP

FORM 10-K/A

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

Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations, and general economic conditions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties we cannot control including disruptions to the general economy, our operations and our industry caused by responses to the Covid-19 virus, and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved.

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

ii

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	55	President and Chief Executive Officer
Michael E. Recca	69	Chief Financial Officer
Michael N. Taglich	54	Chairman of the Board
Robert F. Taglich	53	Director
David J. Buonanno	64	Director
Peter D. Rettaliata	69	Director
Robert C. Schroeder	53	Director
Michael Brand	62	Director
Michael D. Porcelain	51	Director

Luciano (Lou) Melluzzo has been our President and Chief Executive Officer since November 2017. He joined our company in September 2017 as Chief Operating Officer. From November 2003 to September 2011, Mr. Melluzzo was employed in various capacities by EDAC Technologies Corporation (“EDAC”), a designer, manufacturer and distributor of precision aerospace components and assemblies, precision spindles and complex fixturing, tooling and gauging with design and build capabilities, whose shares were then listed on the Nasdaq Capital Market. He served as EDAC’s Vice President and Chief Operating Officer from November 2005 until February 2010. From September 2011 to November 2015, Mr. Melluzzo was self-employed in the residential real estate redevelopment industry. From November 2015 to January 2017, he was general manager of Polar Corporation, a privately held company specializing in computer numeric controlled milling and turning of small hardware components for the aerospace industry.

Michael E. Recca has been our Chief Financial Officer since October 2016. Mr. Recca has been engaged by us since September 2008 in a variety of positions related to our capital finance and acquisition programs. Immediately prior to becoming our Chief Financial Officer, he served as Chief of Corporate Development& Capital Markets, a position in which he directed our acquisition program and coordinated with our lenders. Mr. Recca received a Bachelor of Arts degree from the SUNY Stony Brook and an MBA from Columbia University.

Michael N. Taglich has been Chairman of our Board of Directors since September 2008. He is Chairman and President of Taglich Brothers, a New York City based securities firm which he co-founded in 1992 and which is focused on public and private micro-cap companies.  Mr. Taglich is currently Chairman of the Board of Mare Island Dry Dock LLC, a company engaged in ship repair services, and Vice Chairman of the Board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure. He also serves as a Director of Bridgeline Digital Inc., a publicly traded company, Icagen Inc., a reporting but not trading company engaged in early stage pharmaceutical research, Decision Point Systems Inc., a company engaged in field service automation, Dilon Technologies, a private medical device company and Autonet Mobile Inc., a private company focused on connecting automobiles to the internet.

Robert F. Taglich has been a director of our company since 2008. He is a Managing Director of Taglich Brothers, which he co-founded in 1992. Prior to founding Taglich Brothers, Mr. Taglich was a Vice President at Weatherly Securities. Mr. Taglich has served in various positions in the securities brokerage industry for the past 25 years. Mr. Taglich serves on the board of privately held BioVentrix, Inc. Mr. Taglich holds a Bachelor’s degree from New York University.

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

Peter D. Rettaliata has been a director of our company since 2005. He served as our Acting President and Chief Executive Officer from March 2017 to November 2017 and served as our President and Chief Executive Officer from November 2005 through December 2014. He also served as the President of our wholly owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years, where he attained the position of Senior Procurement Officer. Professionally, Mr. Rettaliata has served as the Chairman of “ADDAPT”, an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and Harvard Business School where he completed the PMD Program.

Robert C. Schroeder has been a director of our company since 2008. He is Vice President - Investment Banking of Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Mr. Schroeder joined Taglich Brothers in April 1993 as an Equity Analyst publishing sell-side research. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder also serves as a director of the following publicly traded companies: DecisionPoint Systems, Inc., a leading provider and integrator of enterprise mobility, wireless applications and RFID solutions, Intellinetics, Inc., a provider of cloud-based enterprise content management solutions and Akers Biosciences, Inc., a developer and manufacturer of rapid diagnostic screening and testing products. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts.

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

Michael Porcelain has been a director of our company since October 23, 2017. Mr. Porcelain has served as President and Chief Operating Officer of Comtech Telecommunications Corp., a publicly traded company and leading provider of advanced communication solutions for both commercial and government customers worldwide, since 2019, and prior to that served as the Chief Financial Officer from 2006 through 2018, and from 2002 to 2006, he served as Vice President of Finance and Internal Audit of Comtech. From 1998 to 2002, Mr. Porcelain was Director of Corporate Profit and Business Planning for Symbol Technologies, a mobile wireless information solutions company. Previously, he spent five years in public accounting holding various positions, including Manager in the Transaction Advisory Services Group of PricewaterhouseCoopers. Since 1998, he has owned and operated The Independent Adviser Corporation, a privately held company which holds the rights to use certain intellectual properties and trademarks (including various Internet websites) related to the financial planning and advisory industry. Mr. Porcelain is an Adjunct Professor at St. John’s University located in New York where he teaches graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University.

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

The Board of Directors as a whole is responsible for consideration and oversight of the risks we face and is responsible for ensuring that material risks are identified and managed appropriately. Certain risks are overseen by committees of the Board of Directors and these committees make reports to the full Board of Directors, including reports on noteworthy risk-management issues. Members of the Company’s senior management team regularly report to the full Board about their areas of responsibility and a component of these reports is the risks within their areas of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting on risks is conducted as needed or as requested by the Board or one of its committees.

Board Independence

Our Board of Directors has determined that Robert Schroeder, David Buonanno, Peter Rettaliata, Michael Brand and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

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

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2019.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Taglich		73,486	5.750	—	—	—	79,236
Robert Taglich		73,486	5,750	—	—	—	79,236
Robert Schroeder	16,332	16,628	5,750	—	—	—	38,710
David Buonanno	30,996		5,750	—	—	—	36,746
Michael Brand	30,996		5,750	—	—	—	36,746
Michael Porcelain		56,199	5,750	—	—	—	61,949
Peter Rettaliata		63,901	5,750	—	—	—	69,651

(1)	Director fees paid in shares.

Board Meetings; Committees and Membership

The Board of Directors held five meetings during the fiscal year ended December 31, 2019 and each of the directors attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NYSE American Rule 803A(2), except that Michael Taglich serves as a member of the Compensation Committee. Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at airindustriesgroup.com under the heading “Investor Relations.”

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

The Audit Committee held six meetings during fiscal 2019.

Compensation Committee. Our Compensation Committee is composed of Messrs. Buonanno, Brand and Michael Taglich. Our Board of Directors has determined that membership on the Compensation Committee by Mr. Taglich at this time is in the best interests of our company and its shareholders. Mr. Taglich serves on the board of a number of public and private companies, including small cap growth companies and is familiar with compensation policies, structures and levels that are necessary to properly incentivize executives while protecting the interests of shareholders.

The Compensation Committee is responsible for:

●	establishing our company’s general compensation policy, in consultation with senior management, and overseeing the development and implementation of compensation programs;

●	reviewing and approving corporate goals and objectives relevant to the compensation of the CEO, and evaluating the performance of the CEO at least annually in light of those goals and objectives and communicating the results of such evaluation to the CEO and the Board, and determining the CEO’s compensation level based on this evaluation, subject to ratification by the independent directors on the Board. In determining the incentive component of CEO compensation, the Committee will consider, among other factors, the performance of our company and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies, the awards given to the CEO in past years, and such other factors as the Committee may determine to be appropriate;

●	reviewing and approving the compensation of all other executive officers of our company, such other managers as may be directed by the Board, and the directors of our company;

●	overseeing the Board’s benefit and equity compensation plans, overseeing the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Committee by any of these plans;

●	approving issuances under, or any material amendments to, any stock option or other similar plan pursuant to which a person not previously an employee or director of our company, as an inducement material to the individual’s entering into employment with our company, will acquire stock or options;

●	in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing the company’s policies on structuring compensation programs to preserve related tax objectives;

●	reviewing and approving any severance or similar termination payments proposed to be made to any current or former officer of our company; and

●

preparing an annual report on executive compensation for inclusion in our proxy statement for the election of directors, if required under the applicable SEC rules.

The Compensation Committee held two meetings during fiscal 2019.

Nominating Committee. Our Nominating Committee is composed of Messrs. Schroeder, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held one meeting during fiscal 2019.

The Nominating Committee will seek candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its stockholders, customers, employees, communities it serves and other affected parties.

A candidate must be willing to regularly attend Committee and Board of Directors meetings, to develop a strong understanding of our company, its businesses and its requirements, to contribute his or her time and knowledge to our company and to be prepared to exercise his or her duties with skill and care. In addition, each candidate should have an understanding of all corporate governance concepts and the legal duties of a director of a public company.

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

Item 11.  Executive Compensation

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2019 and each other executive officer whose compensation for the 2019 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Luciano Melluzzo President and CEO	2019 2018	323,961 280,000	— —	— —	98,000 —	112,644 —	— —	10,800 10,800	(1) (1)	545,405 290,800

Michael Recca	2019	224,401		—	44,100	49,556	—	5,400	(1)	323,457
CFO	2018	203,846	—	—	—	—	—	5,400	(1)	209,246

(1)	Represents car allowance.

Our executive officers named in the above table do not have employment agreements providing for a fixed term of employment. Both are employees at will terminable at any time without any severance, other than that payable to employees generally.

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

The Compensation Committee working with management adopts a plan each year intended to award members of our management including executive officers for meeting or exceeding targeted goals, The Committee believes the amounts to be paid to Messrs. Melluzzo and Recca for services rendered in fiscal 2019 are appropriate in light of the significant improvement in our financial performance 2019.

Equity Awards – 2019

The following table shows the grant of equity awards to the Named Executive Officers during 2019.

GRANT OF PLAN-BASED AWARDS

		All Other Option
		Awards: Number of	Grant Date Fair Value
		Securities Underlying	of Stock and Option
Name	Grant Date	Options (#)	Awards ($)
Luciano Melluzzo	1/19/2019	200,000	$98,000
Michael Recca	1/19/2019	90,000	$44,100

Outstanding Equity Awards at 2019 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Luciano Melluzzo	200,000	—	$0.88	1/31/2024	—	—
	270,000	—	1.50	9/30/2024

Michael Recca	90,000		0.88	01/31/2024	—	—
	20,000	30,000	1.42	7/24/2024
	50,000	—	10.31	5/1/2021	—	—
	56,250		6.60	8/31/2020

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 27, 2020 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March 27, 2020, we had outstanding 30,531,949 shares of Common Stock. Except as stated in the table, the address of the holder is c/o our company, 1460 Fifth Avenue, Bay Shore, New York 11706

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent
Michael N. Taglich	6,802,226	(1)	20.44%
Robert F. Taglich	4,633,251	(2)	14.17%
Peter D. Rettaliata	160,925	(3)	*
David Buonanno	81,540	(4)	*
Robert Schroeder	184,679	(5)	*
Michael Brand	137,004	(6)	*
Michael Porcelain	114,512	(7)	*
Luciano Melluzzo, President and CEO	626,667	(8)	2.02%
Michael Recca, CFO	249,583	(9)	*
All Directors and Executive Officers as a group (9 persons owning shares)	12,388,285	(10)	34.26%

Beneficial Ownership of More Than 5% of Shares:
Richmond Brothers, Inc. et al.(11)	4,321,837	(11)
David S. Richman	5,500,405	(11)
Matthew J. Curfman	4,414,227	(11)	(11)

*	Less than 1%

(1)	Includes 3,817,310 shares owned by Mr. Taglich, 239,946 shares owned by Taglich Brothers, 2,282,621 shares he may acquire upon conversion of convertible notes (including 340,687 shares which may be acquired by Taglich Brothers), but excluding shares for accrued interest thereon, 427,849 shares he may acquire upon exercise of warrants (including 21,469 shares which may be acquired by Taglich Brothers) and 34,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes 2,188,901 shares owned by Mr. Taglich, 239,946 shares owned by Taglich Brothers, 44,760 shares owned by custodial accounts for the benefit of his children under the NY UGMA, 1,849,288 shares he may acquire upon conversion of convertible notes (including 340,687 shares that may be acquired by Taglich Brothers) , but excluding shares for accrued interest thereon, 275,856 shares he may acquire upon exercise of warrants (including 21,469 shares which may be acquired by Taglich Brothers, and 3,416 shares which may be acquired as custodian for his children) and 34,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 61,250 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 1,016 shares he may acquire upon exercise of warrants and 34,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(5)	Includes 47,698 shares he may acquire upon exercise of warrants and 34,500 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(6) (7)	Includes 84,500 shares he may acquire upon exercise of options exercisable within 60 days. Includes 38,500 shares he may acquire upon exercise of options exercisable within 60 days.

(8)	Includes 536,667 shares he may acquire upon exercise of options exercisable within 60 days.

(9)	Represents shares he may acquire upon exercise of options exercisable within 60 days.

(10)	Includes 3,791,222 shares that may be acquired upon conversion of convertible notes, 730,950 shares that may be acquired upon exercise of warrants and 1,108,500 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

(11)	The information set forth below is based on the amended Schedule 13D filed with the SEC and the Company on March 31, 2020 reflecting ownership as of that date. By virtue of their Joint Filing Agreement, dated October 9, 2018, the persons and entities affirm their membership in a group under SEC Rule 13d-5(b) and the group is deemed to beneficially own all of the shares beneficially owned by the group members. The beneficial ownership of each of the group members was disclosed as follows, based upon 30,531,049 shares outstanding:

	Sole Voting Power		Shared Voting Power	Sole Dispositive Power		Shared Dispositive Power		Total		Percent
Richmond Brothers, Inc.(a)	—		—	—		4,321,837	#	4,321,837	#	14.0%

RBI Private Investment II, LLC	15,333		—	15,333		—		15,333		*

RBI Private Investment III, LLC	1,080,000	+	—	1,080,000	+	—		1,080,000	+	3.5%

RBI PI Manager, LLC(b)	1,095,333	+	—	1,095,333	+	—		1,095,333	+	3.6%

Richmond Brothers 401(k) Profit Sharing Plan	83,235		—	83,235		—		83,235		*

David S. Richmond(c)	1,095,333	+	83,235	1,095,333	+	4,405,072	#	5,500,405	+#	17.7%

Matthew J. Curfman(d)	9,155		83,235	9,155		4,405,072	#	4,414,227	#	14.3%

(a)	Held as investment advisor to certain separately managed accounts.

(b)	Includes the shares owned by RBI Private Investment II, LLC and RBI Private Investment III, LLC.

(c)	Sole voting and dispositive power includes shares owned by Mr. Richmond directly and by RBI Private Investment II, LLC and RBI Private Investment III, LLC. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

(d)	Sole voting and dispositive power includes shares owned by Mr. Curfman. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

# Includes 312,000 shares which may be acquired upon exercise of warrants.

+ Includes 280,000 shares which may be acquired upon exercise of warrants.

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

Transactions

From time to time when needed, we have borrowed funds from and issued equity securities to Michael Taglich and Robert Taglich. In addition, Taglich Brothers, Inc. of which Michael Taglich and Robert Taglich are principals, has acted as placement agent for offerings of our debt and equity securities and provided us with other investment banking and advisory services for which it has been compensated. To date, Michael and Robert Taglich, and affiliated entities, have invested a total of $ 12,440,000 in our company through various debt and equity financings.  Related party notes payable, inclusive of debt discount, due to Michael and Robert Taglich, and their affiliated entities, totaled $7,088,000 as of December 31, 2019. Interest incurred on these notes amounted to approximately $446,000 for the year ended December 31, 2019.

The following is a summary of transactions completed by us since January 1, 2019 in which the amount involved exceeded $120,000 and in which any related person had a direct or indirect material interest. There are no transactions currently proposed by us in which a related party has a direct or indirect financial interest in which the amount involved exceeds $120,000.

On January 15, 2019, we issued senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (the “7% Notes”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. The 7% Notes bear interest at the rate of 7% per annum, are convertible into our common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Notes, are subordinated to our indebtedness to Sterling National Bank under the Loan Facility, and mature at December 31, 2020, or earlier upon an Event of Default.

We paid Taglich Brothers a fee of $80,000 (4% of the purchase price of the 7% Notes), in the form of a promissory note having terms substantially identical to the 7% Notes, in connection with the sale of the 7% Notes.

During the second quarter of 2019, the maturity date of our Subordinated Notes due May 31, 2019 (the “2019 Notes”), issued together with shares of our Common Stock in a private placement completed in May 2018, was extended to June 30, 2020. In connection with the extension, the interest rate on the notes remained 12% per annum. As consideration for the extension, we issued 150,000 shares of Common Stock to Michael Taglich and 15,000 shares to Robert Taglich. In May 2018, advances of $1,000,000 and $100,000 made by Michael and Robert Taglich in March and April 2018 were applied against the purchase price of our 2019 Notes and shares of our Common Stock, as part of a private placement. We issued to Michael Taglich a Note in the principal amount of $1,000,000, together with 178,571 shares of Common Stock, for a purchase price of $1,000,000 and we issued to Robert Taglich a Note in the principal amount of $100,000, together with 17,857 shares of Common Stock. Interest on the 2019 Notes is payable at the rate of one percent (1%) per month and payments were to be made monthly commencing June 30, 2018. Upon the occurrence and continuation of a failure to pay accrued interest, interest accrues and is payable on such amount at the rate of 1.25% per month and upon the occurrence and continuation of a failure to timely pay the principal amount of the 2019 Note, interest shall accrue and be payable on such principal amount at the rate of 1.25% per month. The 2019 Notes are subordinate to our obligations under our Loan Facility.

On June 26, 2019, we were advanced $250,000 by each of Michael and Robert Taglich. These amounts are evidenced by notes which are identical to the terms of the 2019 Notes and are payable on December 31, 2020. In connection with these notes the Company issued 37,500 shares to each of Michael and Robert Taglich.

On October 21, 2019, Michael Taglich advanced $1,000,000 to the Company. This advance was repaid in full on January 2, 2020 together with interest accrued at the rate of 12% per annum.

In connection with the consummation of the SNB Loan Facility, for no additional consideration the due date of all of the Company’s notes held by Michael and Robert Taglich was extended to December 31, 2020. There are no principal payments due on these notes until such time.

 In connection with the sale of AMK to Meyer Tool, Inc., (“Meyer”) in 2017, Meyer agreed to pay us within 30 days after the end of each calendar quarter, commencing April 1, 2017, an amount equal to five (5%) percent of the net sales of AMK for that quarter until the aggregate payments made to us (the “Meyer Agreement”) equals $1,500,000 (the “Maximum Amount”). As of December 31, 2018, the Company received an aggregate of $363,000 under the Meyer Agreement. On January 15, 2019, we entered into a “Purchase Agreement” with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which we assigned to the Purchasers all of our rights, title and interest to the remaining $1,137,000 due from Meyer for the sale of AMK (the “Remaining Amount”) for an immediate payment of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. If the Purchasers have not received the entire Remaining Amount by March 31, 2023, they have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from us (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be retained by us. The Purchasers agreed to pay Taglich Brothers a fee equal to 2% per annum of the purchase price paid by such Purchasers, payable quarterly, to be deducted from the payments of the Remaining Amount, for acting as paying agent in connection with the payments from Meyer.

The foregoing transactions were reviewed and approved by the Audit Committee or our Board of Directors. We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Board Independence

Our Board of Directors has determined that Robert Schroeder, David Buonanno, Peter Rettaliata, Michael Brand and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

Item 14.  Principal Accountant Fees and Services

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee has considered the role of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

During fiscal year 2019 and fiscal year 2018, the aggregate fees which we paid to or were billed by Rotenberg Meril Solomon Bertiger& Guttilla, P.C. for professional services were as follows:

	Year Ended December 31,
	2019	2018
Audit Fees(1)	$481,000	$612,372
Audit Related Fees(2)	21,000	94,236
Tax Fees(3)	67,000	65,000

	$569,000	$771,608

(1)	Fees for services to perform our annual audit of financial statements, review of financial statements included in our quarterly filings included in Form 10-Q, and fees for services that are normally provided by the accountant for statutory and regulatory filings. This category includes fees for services rendered that only the auditor reasonably can provide, including comfort letters, consents, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations billed as audit services. The annual audit fee included in this category was $287,000 and $367,482 for 2019 and 2018, respectively. Registration statements, consents and comfort letter fees were $30,000 and $0 for 2019 and 2018, respectively. The balance of the fees in this category were for the reviews of our quarterly financial statements.
(2)	Fees for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as due diligence services related to mergers and acquisitions, accounting consultation and audits in connections with acquisitions, consultation concerning financial accounting and reporting standards not classified as audit fees and attest services not required by statute or regulation.
(3)	Fees for tax compliance, tax advice and planning. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

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

Dated: April 29, 2020

AIR INDUSTRIES GROUP

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)