Form 10-Q
period 2020-03-31
AIR INDUSTRIES GROUP
filed 2020-05-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2020

or

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

(631) 968-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 1(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock	AIRI	NYSE-American

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

There were a total of 30,579,075 shares of the registrant’s common stock outstanding as of May 11, 2020.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,494,000	$1,294,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,128,000 and $859,000	8,623,000	7,858,000
Inventory	29,808,000	28,646,000
Prepaid Expenses and Other Current Assets	453,000	447,000
Income Tax Receivable	1,416,000	-
Total Current Assets	41,794,000	38,245,000

Property and Equipment, Net	7,130,000	7,578,000
Operating Lease Right-Of-Use-Asset	3,501,000	3,623,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,463,000	1,481,000
Goodwill	163,000	163,000

TOTAL ASSETS	$54,051,000	$51,090,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$2,255,000	$3,139,000
Notes Payable - Related Party - Current Portion	5,923,000	6,862,000
Accounts Payable and Accrued Expenses	9,389,000	8,105,000
Operating Lease Liabilities - Current Portion	722,000	697,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,004,000	1,011,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	200,000	200,000
Income Taxes Payable	15,000	27,000
Total Current Liabilities	19,546,000	20,079,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	16,732,000	15,949,000
Operating Lease Liabilities - Net of Current Portion	4,043,000	4,235,000
Deferred Gain on Sale - Net of Current Portion	209,000	219,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Net of Current Portion	338,000	402,000
TOTAL LIABILITIES	40,868,000	40,884,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2020 and December 31, 2019.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 30,531,949 and 29,478,338 Shares Issued and Outstanding as of March 31, 2020 and December 31, 2019, respectively	30,000	29,000
Additional Paid-In Capital	79,352,000	77,434,000
Accumulated Deficit	(66,199,000)	(67,257,000)
TOTAL STOCKHOLDERS’ EQUITY	13,183,000	10,206,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,051,000	$51,090,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations For the Three Months Ended March 31,

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net Sales	$13,447,000	$13,878,000

Cost of Sales	11,266,000	11,604,000

Gross Profit	2,181,000	2,274,000

Operating Expenses	2,262,000	2,062,000
Loss on abandonment of Leases	-	(275,000)

Loss from Operations	(81,000)	(63,000)

Interest and Financing Costs	(252,000)	(833,000)

Interest Expense - Related Parties	(128,000)	(130,000)

Other Income, Net	105,000	31,000

Loss before Benefit from Income Taxes	(356,000)	(995,000)

Benefit from Income Taxes	(1,414,000)	-
Income (Loss) from Continuing Operations	1,058,000	(995,000)
Income from Discontinued Operations, net of tax	-	72,000
Net Income (Loss)	$1,058,000	$(923,000)
Net Income (Loss) per share - Basic
Continuing Operations	$0.04	$(0.03)
Discontinued Operations	$-	$0.00
Net Income (Loss) per share - Diluted
Continuing Operations	$0.03	$(0.03)
Discontinued Operations	$-	$0.00

Weighted Average Shares Outstanding - Basic	30,380,234	28,601,390
Weighted Average Shares Outstanding - Diluted	36,521,454	28,601,390

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000
Common stock issued for directors fees	43,771	-	55,000	-	55,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	590,243	-	885,000	-	885,000
Stock Compensation Expense	-	-	140,000	-	140,000
Net Income	-	-	-	1,058,000	1,058,000
Balance, March 31, 2020	30,531,949	$30,000	$79,352,000	$(66,199,000)	$13,183,000

Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000
Common stock issued for directors fees	147,830	-	131,000	-	131,000
Costs related to issuance of stock	-	-	(58,000)	-	(58,000)
Stock Compensation Expense	-	-	233,000	-	233,000
Other Adjustments - Shares Issued	144,899	-	-	-	-
Other Adjustments - Fair Value allocation	-	-	(185,000)	-	(185,000)
Net Loss	-	-	-	(923,000)	(923,000)
Balance, March 31, 2019	28,685,582	$28,000	$76,222,000	$(65,446,000)	$10,804,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31,

(Unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,058,000	$(923,000)
Adjustments to reconcile net income (loss) to net cash used in in operating activities
Depreciation of property and equipment	656,000	666,000
Non-cash employee compensation expense	140,000	233,000
Non-cash directors compensation	55,000	131,000
Non-cash other income recognized	(92,000)	(109,000)
Non-cash interest expense	28,000	33,000
Abandonment of lease	-	275,000
Amortization of Right-of-Use Asset	122,000	124,000
Deferred gain on sale of real estate	(10,000)	(10,000)
(Gain) loss on sale of equipment	16,000	(42,000)
Amortization of debt discount on convertible notes payable	78,000	194,000
Bad debt expense	268,000	-
Amortization of deferred financing costs	30,000	-
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,033,000)	(1,669,000)
Inventory	(1,162,000)	364,000
Prepaid expenses and other current assets	(6,000)	(115,000)
Prepaid taxes	-	41,000
Income tax receivable	(1,416,000)	-
Deposits and other assets	(76,000)	(263,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,216,000	(517,000)
Operating lease liabilities	(167,000)	(136,000)
Income taxes payable	(12,000)	(20,000)
Deferred revenue	(7,000)	15,000
NET CASH USED IN OPERATING ACTIVITIES	(314,000)	(1,728,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78,000)	(30,000)
Proceeds from sale of equipment	-	84,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(78,000)	54,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Sterling National Bank	1,033,000	-
Note payable - revolver - net - PNC	-	19,000
Payments of note payable - term notes - Sterling National Bank	(90,000)	-
Payments of note payable - term notes - PNC	-	(370,000)
Proceeds from sale of future proceeds from disposition of subsidiary	-	800,000
Transaction costs from sale of future proceeds from disposition of subsidiary	-	(3,000)
Payments of finance lease obligations	(7,000)	(284,000)
Proceeds from issuance of common stock	984,000	-
Costs related to issuance of stock	(145,000)	(58,000)
Payments of notes payable issuances- related party	(1,012,000)	-
Payments of notes payable - third party	(100,000)	-
Payments of loan payable - financed asset	(71,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	592,000	104,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200,000	(1,570,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,294,000	2,012,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,494,000	$442,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, (Continued)

(Unaudited)

	2020	2019

Supplemental cash flow information
Cash paid during the period for interest	$205,000	$285,000
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$-	$4,368,000
Operating Lease Liabilities under ASC 842	$-	$5,397,000
Write-off deferred rent under ASC 842	$-	$1,165,000
Common Stock issued for conversion of notes payable and accrued interest	$885,000	$-

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three months ending March 31, 2020, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”). The results of Eur-Pac Corporation (“EPC”) and Electronic Connection Corporation (“ECC”) are included in loss from discontinued operations, since operations ceased on March 31, 2019. See Note 2 for details of discontinued operations.

Principal Business Activities

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2019 was derived.

Reclassifications

Certain account balances in 2019 have been reclassified to conform to the current period presentation.

Closing of EPC and ECC

Management completed its shut-down plan of EPC and ECC and has closed related operations during the quarter ending March 31, 2019.

Impact of Covid-19

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

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, the Company’s facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Although the Company’s facilities are open, we have been unable to operate at full capacity or achieve high levels of productivity due to the implementation of enhanced safety procedures and increased employee absenteeism.

Financial impacts related to COVID-19, including actions and costs in response to the pandemic, were not material to the Company’s first quarter 2020 financial position, results of operations or cash flows. Going forward, the Company currently expects the COVID–19 crisis to result in a reduction to 2020 revenue and operating margins in portions of its business driven primarily by supplier disruption, changes in employee productivity, and related program delays or challenges. The Company and its employees, suppliers, customers and its global community are facing tremendous challenges and the Company cannot predict how this dynamic situation will evolve or the impact it will have.

The Company has implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions will result in increased operating costs. In addition, a number of the Company’s suppliers and customers have suspended or otherwise reduced their operations, and the Company is experiencing some supply chain shortages. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. The Company also has large numbers of employees working from home.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, includes provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with Sterling National Bank (“SNB”) as the lender in an aggregate principal amount of $2.4 million (“SBA Loans”). Each SBA Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 75% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrower may apply to SNB for forgiveness of a portion of the SBA Loan in accordance the applicable provisions of the federal statute authorizing the Loan Program. Each Note provides for customary events of default including, among other things, cross-defaults on any other loan with SNB. Each SBA Loan may be accelerated upon the occurrence of an event of default.

In addition, as a result of the passage of the CARES Act, the Company filed a net operating loss carryback claim in the amount of $1,416,000. See Note 10.

We believe the Company will have enough cash on hand to support the Company’s activities at least through June 1, 2021.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its EPC and ECC subsidiaries in March 2019. As required, the Company has retrospectively recast its condensed consolidated statements of operations for the 2019 period presented. As such, these businesses are reported as discontinued operations for the three months ended March 31, 2019. The Company has not segregated the cash flows of these businesses in the condensed consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents the results of discontinued operations presented separately in the condensed consolidated statement of operations for the three months ended March 31, 2019:

Three Months Ended
March 31,
2019
(unaudited)
Net revenue	$132,000
Cost of goods sold	105,000
Gross profit	27,000
Operating expenses:
Selling, general and administrative	96,000
Gain on impairment of assets	41,000
Total operating loss	(28,000)
Interest expense	(1,000)
Other income	101,000
Income from discontinued operations before income taxes	72,000

Provision for income taxes	-
Income from discontinued operations, net of income tax	$72,000

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

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. As such, substantially all of the inventory value at March 31, 2020 and 2019 has been estimated using a gross profit percentage based on historical gross profit percentages of previous periods as applied to the net sales of the current period, as management believes that the gross profit percentage on these items are materially consistent from period to period. The remainder of the inventory value at March 31, 2020 and 2019 is estimated based on the Company’s standard cost perpetual inventory system, as management believes the perpetual system computed value for these items provides a better estimate of value for that inventory. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

Credit and Concentration Risks

Net Sales and Accounts Receivable

There were three customers that represented 79.9% and 73.8% of total net sales for the three months ended March 31, 2020 and 2019, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
1	36.20	28.80
2	31.50	31.40
3	12.20	*
4	*	13.60

* Customer was less than 10% of total net sales for the three months ended March 31, 2020 and 2019, respectively.

There were two customers that represented 60.0% of gross accounts receivable at March 31, 2020 and three customers that represented 67.8% of gross accounts receivable at December 31, 2019, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	March 31, 2020	December 31, 2019
	(Unaudited)
1	43.60	32.70
2	16.40	25.10
3	*	10.00

* Customer was less than 10% of Gross Accounts Receivable at March 31, 2020.

Cash and Cash Equivalents

During the year, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

Major Suppliers

The Company has several key sole-source suppliers of various parts that are important for one or more of its products. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, its business could be severely harmed.

Leases

The Company accounts for leases under ASC 842, “Leases”. All leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Earnings (Loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For purposes of calculating diluted earnings per common share, the numerator includes net income plus interest on convertible notes payable assumed converted as of the first day of the period. The denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method and convertible notes payable using the if-converted method.

The following is the calculation of net income (loss) applicable to common stockholders utilized to calculate EPS:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net Income (loss) per statement of operations	$1,058,000	$(923,000)
Add: Convertible Note Interest for Potential Note Conversion	170,000	-

Net income (loss) used to calculate earnings per share	$1,228,000	$(923,000)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	30,380,234	28,601,390
Effect of dilutive stock options and warrants	1,137,769	-
Effect of dilutive convertible notes payable	5,003,451	-
Weighted average shares outstanding and dilutive securities
used to compute dilutive earnings per share	36,521,454	28,601,390

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Stock Options	234,000	861,000
Warrants	1,423,000	2,240,000
	1,657,000	3,101,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Stock Options	-	500,000
Warrants	-	-
	-	500,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $140,000 and $233,000 for the three months ended March 31, 2020 and 2019, respectively. Stock compensation expense for directors amounted to $55,000 and $131,000 for the three months ended March 31, 2020 and 2019, respectively. Stock compensation expenses for employees and directors were included in operating expenses on the accompanying Condensed Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both March 31, 2020 and December 31, 2019 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The COVID-19 pandemic was a triggering event for testing whether goodwill has been impaired. The goodwill amounted to $163,000 at March 31, 2020. The Company performed a qualitative assessment and determined it is not more likely than not that the fair value was less than their carrying values as of March 31, 2020. We will continue to monitor the impacts of the COVID-19 pandemic in future quarters. Changes in our forecasts or further decreases in the value of our common stock could cause book values to exceed fair values which may result in goodwill impairment charges in future periods.

The Company has determined that there has been no impairment of goodwill at March 31, 2020 and 2019.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,659,000	1,650,000	31.50 years
Machinery and Equipment	12,264,000	12,251,000	5 - 8 years
Finance Lease Machinery and Equipment	6,495,000	6,495,000	5 - 8 years
Tools and Instruments	11,219,000	11,021,000	1.50 - 7 years
Automotive Equipment	148,000	177,000	5 years
Furniture and Fixtures	290,000	290,000	5 - 8 years
Leasehold Improvements	530,000	530,000	Term of Lease
Computers and Software	428,000	425,000	4 - 6 years
Total Property and Equipment	33,333,000	33,139,000
Less: Accumulated Depreciation	(26,203,000)	(25,561,000)
Property and Equipment, net	$7,130,000	$7,578,000

Depreciation expense for the three months ended March 31, 2020 and 2019 was approximately $656,000 and $660,000, respectively.

Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2020 and 2019. Accumulated depreciation on these assets was approximately $6,156,000 and $5,936,000 as of March 31, 2020 and December 31, 2019, respectively.

Note 5. LEASES

The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. The Company leases certain machinery and equipment under finance leases and leases its offices and manufacturing facilities under operating leases. The leases have remaining lease terms of one to six years, some of which include options to extend or terminate the leases.

March 31,
2020
Weighted Average Remaining Lease Term - in years	6.11
Weighted Average discount rate - %	9.50%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
For the twelve months ended	(unaudited)
December 31, 2020 (remaining nine months)	$854,000
December 31, 2021	1,118,000
December 31, 2022	868,000
December 31, 2023	895,000
December 31, 2024	923,000
Thereafter	1,681,000
Total future minimum lease payments	6,339,000
Less: discount	(1,574,000)
Total operating lease maturities	4,765,000
Less: current portion of operating lease liabilities	(722,000)
Total long term portion of operating lease maturities	$4,043,000

Note 6. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)
Revolving credit note payable to Sterling National Bank (“SNB”)	$13,577,000	$12,543,000
Term loan, SNB	3,645,000	3,800,000
Finance lease obligations	15,000	22,000
Loan Payable - financed asset	313,000	385,000
Related party notes payable, net of debt discount	5,923,000	6,862,000
Convertible notes payable-third parties, net of debt discount	1,437,000	2,338,000
Subtotal	24,910,000	25,950,000
Less: Current portion of notes payable and finance lease obligations	(8,178,000)	(10,001,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$16,732,000	$15,949,000

Sterling National Bank (“SNB”)

On December 31, 2019, the Company entered into a new loan facility (“SNB Facility”) with Sterling National Bank, (“SNB”) expiring on December 30, 2022. The new Loan Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”) with a balance of $3,800,000 at December 31, 2019.

Proceeds from the SNB Facility repaid our outstanding loan facility (“PNC Facility”) with PNC Bank N.A. (“PNC”).

The formula to determine the amounts of revolving advances permitted to be borrowed under the SNB revolving line of credit is based on a percentage of the Company’s eligible receivables and eligible inventory (as defined in the SNB Facility). Each day, the Company’s cash collections are swept directly by SNB to reduce the SNB revolving loan balance and the Company then borrows according to a borrowing base formula. The Company’s receivables are payable directly into a lockbox controlled by SNB (subject to the terms of the SNB Facility).

The repayment terms of the SNB term loan provide for monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. In addition, for so long as the SNB term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year, beginning with the year ending December 31, 2020, the Company shall pay to SNB an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such Fiscal Year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to SNB and applied to the outstanding principal balance of the term loan, on or prior to April 15 of the Fiscal Year immediately following such Fiscal Year.

The Company may voluntarily prepay balances under the SNB Facility. Any prepayment of less than all of the outstanding principal of the SNB term loan is applied to the principal of the SNB term loan.

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of March 31, 2020 the Company was in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

As of March 31, 2020 the future minimum principal payments for the SNB term loan are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$406,000
December 31, 2021	543,000
December 31, 2022	2,760,000
SNB Term Loan payable	3,709,000
Less: debt issuance costs	(64,000)
Total SNB Term Loan payable, net of debt issuance costs	3,645,000
Less: Current portion	543,000
Long-term portion	$3,102,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan will bear an interest rate equal to 30-day LIBOR, (with a 1% floor), plus 2.5%. The average interest rate charged during the period ended March 31, 2020 was 4.0%.

As of March 31, 2020, our debt to SNB in the amount of $17,222,000 consisted of the SNB revolving line of credit note in the amount of $13,577,000 and the SNB term loan in the amount of $3,645,000. As of December 31, 2019, our debt to SNB in the amount of $16,343,000 consisted of the SNB revolving line of credit note in the amount of $12,543,000 and the SNB term loan in the amount of $3,800,000.

Interest expense related to the SNB Facility amounted to approximately $120,000 for the three months ended March 31, 2020.

PNC Bank N.A. (“PNC”)

The Company previously maintained the PNC Facility. Under the PNC Facility, substantially all of the Company’s assets were pledged as collateral. The PNC Facility provided for a $15,000,000 revolving line of credit (“PNC revolving line of credit”) and a term loan (“PNC term loan”).

Interest expense related to the PNC Facility amounted to approximately $512,000 for the three months ended March 31, 2019.

On December 31, 2019, both the PNC revolving line of credit and PNC term loan were paid in full and all assets that were previously pledged as collateral were released.

Loan Payable – Financed Asset

The Company is committed to a loan for manufacturing equipment purchased during 2019. The loan payable obligation totaled $313,000 and $385,000 as of March 31, 2020 and December 31, 2019, respectively. The loan bears interest at 3% per annum.

The future minimum loan payments, are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$216,000
December 31, 2021	97,000
Loan Payable - Financed Asset	313,000
Less: Current portion	(289,000)
Long-term portion	$24,000

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

On January 15, 2019, the Company issued its 7% senior subordinated convertible promissory notes due December 31, 2020, each in the principal amount of $1,000,000 (together, the “7% Notes”), to Michael Taglich and Robert Taglich, each for a purchase price of $1,000,000. The 7% Notes bear interest at the rate of 7% per annum, are convertible into shares of the Company’s common stock at a conversion price of $0.93 per share, subject to the anti-dilution adjustments set forth in the 7% Notes and are subordinate to the Company’s indebtedness under the SNB Facility.

In connection with the 7% Notes, the Company paid Taglich Brothers, Inc. a fee of $80,000 (4% of the purchase price of the 7% Notes), paid in the form of a promissory note having terms substantially identical to the 7% Notes.

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. These notes bear interest at a rate of 12% per annum. In connection with these notes, the Company issued 37,500 shares of stock to each of Michael and Robert Taglich. The maturity date of these notes was June 30, 2020 but have been extended to December 31, 2020.

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

In May 2018, the Company issued $1,200,000 of Subordinated Notes due May 31, 2019 (the “2019 Notes”), together with a total of 214,762 shares of common stock to Michael Taglich, Robert Taglich and another accredited investor. As part of the financing, the Company issued to Michael Taglich $1,000,000 principal amount of 2019 Notes and 178,571 shares of common stock for a purchase price of $1,000,000 and to Robert Taglich $100,000 principal amount of 2019 Notes and 17,857 shares of common stock. The Company issued and sold a 2019 Note in the principal amount of $100,000, plus 18,334 shares of common stock to the other accredited investor for a purchase price of $100,000. This additional note was paid in full on January 2, 2020.

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

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $4,775,000, of which $1,950,000 were received from Robert and Michael Taglich, from the sale of an equal principal amount of our 8% Subordinated Convertible Notes (the “8% Notes”), together with warrants to purchase a total of 383,080 shares of our common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the offering of the 8% Notes, the Company issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, Inc., placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of our common stock. Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the SNB Facility.

Interest on the 8% Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing February 28, 2017, in cash, or at our option, in additional 8% Notes, provided that if accrued interest payable on $1,269,000 principal amount of the 8% Notes issued in December 2016 is paid in additional 8% Notes, interest for that quarterly interest payment shall be calculated at the rate of 12% per annum. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $5,923,000 and $6,862,000, as of March 31, 2020 and December 31, 2019, respectively. Unamortized debt discounts related to these notes amounted to $153,000 and $226,000 as of March 31, 2020 and December 31, 2019, respectively. Interest incurred on these related party notes amounted to approximately $128,000 and $130,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization of debt discount incurred on these related party notes amounted to approximately $73,000 and $130,000 for the three months ended March 31, 2020 and 2019. The amortization of the debt discount is included in interest and financing costs in the Condensed Consolidated Statement of Operations.

All related party notes are due on December 31, 2020. There are no principal payments due on these notes until such time.

Convertible Notes Payable – Third Parties

In January 2020, the third party holders of $805,000 principal of the 8% Notes with accrued interest thereon of $80,000 converted their notes into approximately 590,243 shares of common stock at a per share price of $1.50.

8% Notes payable to third parties totaled $1,437,000 and $2,338,000, as of March 31, 2020 and December 31, 2019, respectively. Interest incurred on the 8% Notes amounted to approximately $42,000 and $40,000 for the three months ended March 31, 2020 and 2019, respectively. Unamortized debt discounts related to these notes amounted to $3,000 and $7,000 as of March 31, 2020 and December 31, 2019, respectively. Amortization of debt discount on the 8% Notes amounted to approximately $4,000 and $120,000 for the three months ended March 31, 2020 and 2019, respectively. These costs are included in interest and financing costs in the Condensed Consolidated Statement of Operations.

All convertible notes with third parties are due on December 31, 2020. There are no principal payments due on these notes until such time.

NOTE 7. LIABILITY RELATED TO THE SALE OF FUTURE PROCEEDS FROM DISPOSITION OF SUBSIDIARY

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

The Company recognized $92,000 and $109,000 of non-cash income reflected in “other income, net” on the condensed consolidated statement of operations and recorded $28,000 and $33,000 of related non-cash interest expense related to the Purchase Agreement, for the three months ended March 31, 2020 and 2019, respectively.

The table below shows the activity within the liability account for the three months ended March 31, 2020:

Liabilities related to sale of future proceeds from disposition of subsidiaries - as of December 31, 2019	$602,000
Non-Cash other income recognized	(92,000)
Non-Cash interest expense recognized	28,000
Liabilities related to sale of future proceeds from disposition of subsidiary - as of March 31, 2020	538,000
Less: unamortized transaction costs	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$535,000

Note 8. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

In January 2020, we issued and sold 419,597 shares of our common stock for gross proceeds of $984,000 pursuant to our Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

The Company issued 43,771 and 147,830 shares of common stock in lieu of cash payments for director fees for the three months ended March 31, 2020 and 2019, respectively.

Note 9. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

On December 20, 2018, pursuant to a Stock Purchase Agreement dated as of March 21, 2018 (“SPA”), the Company completed the sale of all of the outstanding shares of its subsidiary, Welding Metallurgy, Inc. to CPI Aerostructures. On March 19, 2019, in accordance with the procedures set forth in the SPA with CPI Aerostructures, the Company received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated. The issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019 the Company received a demand from CPI for payment of such amount. The Company advised CPI that the determination of BDO is void because, among other things, it believes BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against the Company seeking, among other things, an order of specific performance requiring delivery of the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against the Company in the amount of approximately $4,200,000 of which $2,000,000 would be satisfied by delivery of the funds in escrow. On October 7, 2019, the Company agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. As of December 31, 2018, the Company has placed a reserve against substantially all of the escrowed amount and cannot estimate the amount of loss. For, among others, the reasons stated above the Company intends to contest vigorously any claim CPI may make for payment based on the BDO Report. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As of March 31, 2020, there has been no new developments.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement. As of March 31, 2020, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

From time to time we also may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder of our common stock, is an adverse party or has a material interest averse to our interest.

Note 10. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2020 and 2019 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As a result of the passage of the CARES Act, the Company filed a net operating loss carryback claim in the amount of $1,416,000. The Company is currently evaluating the impact of other provisions of the CARES Act on its accounting for income taxes and does not believe it has a material impact at this time.

The Company recorded no other federal income tax benefit for both of the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 11. SEGMENT REPORTING

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

The Company currently divides its operations into two operating segments: Complex Machining, which consists of AIM and NTW; and Turbine Engine Components, which consists of Sterling. Along with its operating subsidiaries, the Company reports the results of our corporate division as an independent segment.

For reporting purposes, EPC and ECC have been classified as discontinued operations for the three months ending March 31, 2019.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferors cost, and there is no intercompany profit or loss on intersegment transfers. We evaluate performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s reporting segments for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,064,000	$12,418,000
Gross Profit	2,168,000	2,213,000
Pre Tax Income from continuing operations	1,170,000	1,443,000
Assets	48,732,000	45,554,000

TURBINE ENGINE COMPONENTS
Net Sales	1,383,000	1,460,000
Gross Profit	13,000	61,000
Pre Tax Loss from continuing operations	(126,000)	(170,000)
Assets	4,569,000	5,235,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss from continuing operations	(1,400,000)	(2,268,000)
Assets	750,000	507,000

CONSOLIDATED
Net Sales	13,447,000	13,878,000
Gross Profit	2,181,000	2,274,000
Pre Tax Loss from continuing operations	(356,000)	(995,000)
Benefit from Income Taxes	(1,414,000)	-
Income from Discontinued Operations, net of taxes	-	72,000
Net Income (Loss)	1,058,000	(923,000)
Assets	$54,051,000	$51,296,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 (the “2019 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

The financial statements contained in this report as well as the discussion below principally reflect the status of our business and the results of our operations as of March 31, 2020.

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

Air Industries Machining, Corp. (“AIM”) became a public company in 2005. In response to recent operating losses and their impact on our working capital, we have repositioned our business through the sale and liquidation of certain subsidiaries we acquired since becoming a public company. We also consolidated our headquarters and the operations of our subsidiaries, AIM and Nassau Tool Works, Inc. (“NTW”), at our primary location in Bay Shore, New York, allowing us to re-focus our operations on our core competencies. In December 2018 we sold WMI Group, and in March 2019 we closed our subsidiaries Eur-Pac Corporation (“EPC”) and Electronic Connection Corporation (“ECC”). As a result of our restructuring, Complex Machining and Turbine Engine Components constitute all of our operations.

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

COVID -19

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic, and on March 13, 2020, the U.S. President announced a national emergency relating to the disease. National, state and local authorities have adopted various regulations and orders, including mandates on the number of people that may gather in one location and closing non-essential businesses. To date, we have been deemed an essential business and has not curtailed its operations.

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

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Currently, our facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact.

Financial impacts related to COVID-19, including our actions and costs in response to the pandemic, were not material to our first quarter 2020 financial position, results of operations or cash flows. Going forward, we currently expect the COVID–19 crisis to result in a reduction to 2020 revenue and operating margins in portions of our business driven primarily by supplier disruption, changes in employee productivity, and related program delays or challenges. Our Company, employees, suppliers and customers, and our global community are facing tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have.

We have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing. These actions will result in increased operating costs. In addition, a number of our suppliers and customers have suspended or otherwise reduced their operations, and we are experiencing some supply chain shortages. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. We also have large numbers of employees working from home.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act, among other things, includes provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with Sterling National Bank (“SNB”) as the lender in an aggregate principal amount of $2.4 million (“SBA Loans”). Each SBA Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 75% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrower may apply to SNB for forgiveness of a portion of the SBA Loan in accordance the applicable provisions of the federal statute authorizing the Loan Program. Each Note provides for customary events of default including, among other things, cross-defaults on any other loan with SNB. Each SBA Loan may be accelerated upon the occurrence of an event of default.

In addition, as a result of the passage of the CARES Act, the Company filed a net operating loss carryback claim in the amount of $1,416,000. The Company expects to receive the carryback claim in the third quarter of this year.

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

For reporting purposes, EPC and ECC have been classified as discontinued operations for the three months ending March 31, 2019.

The accounting policies of our segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

The operations of EPC and its subsidiary ECC were closed on March 31, 2019. For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	For the Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Net sales	$13,447,000	$13,878,000
Cost of sales	11,266,000	11,604,000
Gross profit	2,181,000	2,274,000
Operating expenses and interest and financing costs	2,642,000	3,025,000
Loss on abandonment of leases	-	(275,000)
Other income, net	105,000	31,000
Benefit from income taxes	(1,414,000)	-
Income (Loss) from continuing operations	$1,058,000	$(995,000)

Balance Sheet Data:

	March 31,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$1,494,000	$1,294,000
Working capital	22,248,000	18,166,000
Total assets	54,051,000	51,090,000
Total stockholders’ equity	$13,183,000	$10,206,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,064,000	$12,418,000
Gross Profit	2,168,000	2,213,000
Pre Tax Income from continuing operations	1,170,000	1,443,000
Assets	48,732,000	45,554,000

TURBINE ENGINE COMPONENTS
Net Sales	1,383,000	1,460,000
Gross Profit	13,000	61,000
Pre Tax Loss from continuing operations	(126,000)	(170,000)
Assets	4,569,000	5,235,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss from continuing operations	(1,400,000)	(2,268,000)
Assets	750,000	507,000

CONSOLIDATED
Net Sales	13,447,000	13,878,000
Gross Profit	2,181,000	2,274,000
Pre Tax Loss from continuing operations	(356,000)	(995,000)
Benefit from Income Taxes	(1,414,000)	-
Income from Discontinued Operations, net of taxes	-	72,000
Net Income (Loss)	1,058,000	(923,000)
Assets	$54,051,000	$51,296,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2020 were $13,447,000, a decrease of $431,000, or 3.1%, compared with $13,878,000 for the three months ended March 31, 2019. Net sales of our Complex Machining segment were $12,064,000, a decrease of $354,000, or 2.9%, from $12,418,000 in the prior year. Net sales in our Turbine Engine Components segment were $1,383,000, a decrease of $77,000, or 5.3% compared with $1,460,000 for the three months ended March 31, 2019.

As indicated in the table below, three customers represented 79.9% and 73.8% of total net sales for the three months ended March 31, 2020 and March 31, 2019, respectively.

Customer	Percentage of Sales
	2020	2019
	(unaudited)	(unaudited)
Sikorsky Aircraft	36.20%	28.80%
Goodrich Landing Gear Systems	31.50%	31.40%
United States Department of Defense	12.20%	*
Rohr Inc.	*	13.60%

* Customer was less than 10% of total net sales for the three months ended March 31, 2020 and 2019, respectively.

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2020 was $2,181,000, a decrease of $93,000, or 4.1%, as compared to gross profit of $2,274,000 for the three months ended March 31, 2019. Consolidated gross profit as a percentage of sales was 16.2% and 16.4% for the three months ended March 31, 2020 and 2019, respectively.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2020 were $380,000 a decrease of $583,000 or 60.5% compared to $963,000 for the three months ended March 31, 2019. This decrease was due to lower interest rates and finance costs under the Company’s new credit facility (“SNB Facility”) with SNB, which replaced the Company’s previous credit facility (“PNC Facility”) with PNC Bank N.A. (“PNC”) as of December 31, 2019.

Operating Expense

Consolidated operating expenses for the three months ended March 31, 2020 totaled $2,262,000 and increased by $200,000 or 9.7% compared to $2,062,000 for the three months ended March 31, 2019.

Net Income (Loss)

Net income for the three months ended March 31, 2020 was $1,058,000, an improvement of $1,981,000, compared to a net loss $923,000 for the three months ended March 31, 2019, for the reasons discussed above. The improvement in net income reflects the reduction in our net loss from continuing operations as a result of the reduction in interest expense due to the refinancing of our Loan Facility and an income tax benefit of $1,414,000. Net loss for 2019 included a gain from discontinued operations in the amount of $72,000. Excluding discontinued operations, our net loss in 2019 would have been $995,000.

LIQUIDITY AND CAPITAL RESOURCES

Financial impacts related to COVID-19 were not material to our first quarter 2020 financial position, results of operations or cash flows. Going forward, we currently expect the COVID–19 crisis to result in a reduction to 2020 revenue and operating margins in portions of our business driven primarily by supplier disruption, changes in employee productivity, and related program delays or challenges. Our Company, employees, suppliers and customers, and our global community are facing tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have.

With respect to the remainder of 2020, the negative impact COVID-19 may have on the broader global economy and the pace of the economic recovery and the aerospace industry is unknown. Given the unknown magnitude of the depth and duration of this crisis, we anticipate a more challenging macroeconomic environment in the remainder of the year.

The CARES Act established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. In addition, the U.S. Department of Defense (“DoD”) has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and worked performed on relevant contracts. We expect both of these actions should help mitigate COVID-19 related negative impacts to our operating cash flows for the remainder of the year.

Significant Transactions Which Have Impacted Our Liquidity

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A, “Risk Factors” of this Quarterly Report. However, based on our confirmed orders, we believe that funds generated from operations, amounts received under government subsidized loan programs and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements. However, no assurance can be given that will be the case.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualifies improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent and related costs.

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with SNB in an aggregate principal amount of $2.4 million (“SBA Loans”). Subject to the terms of the Note, the SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 75% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the Federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrower may apply to SNB for forgiveness of a portion of the SBA Loan in accordance the applicable provisions of the federal statute authorizing the Loan Program. Each Note provides for customary events of default including, among other things, cross-defaults on any other loan with SNB. Each SBA Loan may be accelerated upon the occurrence of an event of default.

The foregoing summary is qualified in its entirety by reference to the Notes, a copy of which are filed with this report as Exhibits 10.1, 10.2 and 10.3 and are incorporated herein by reference.

As discussed above, we filed a net operating loss carryback claim for $1,416,000 which it expects to receive in the third quarter of this year.

On December 31, 2019, we entered into the SNB Facility with SNB expiring on December 30, 2022. The SNB Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”) of $3,800,000 at December 31, 2019.

Proceeds from the SNB Facility repaid our outstanding PNC Facility.

The formula to determine the amounts of revolving advances permitted to be borrowed under the SNB revolving line of credit is based on a percentage of eligible receivables and inventory (as defined in the SNB Facility).

The repayment terms of the SNB term loan provide for monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. In addition, for so long as the SNB term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year, beginning with the year ending December 31, 2020, we shall pay to SNB an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such Fiscal Year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Lender and applied to the outstanding principal balance of the term loan, on or prior to April 15 of the Fiscal Year immediately following such Fiscal Year.

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. As of March 31, 2020 we were in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

As of March 31, 2020, our debt to SNB in the amount of $17,222,000 consisted of the SNB revolving line of credit note in the amount of $13,577,000 and the SNB term loan in the amount of $3,645,000.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(314,000)	$(1,728,000)
Investing activities	(78,000)	54,000
Financing activities	592,000	104,000
Net increase (decrease) in cash and cash equivalents	$200,000	$(1,570,000)

Cash Used in Operating Activities

Cash used in operating activities primarily consists of our net income adjusted for certain non-cash items and changes to operating assets and liabilities.

For the three months ended March 31, 2020, net cash was impacted by net income of $1,058,000, increased by $1,291,000 of non-cash items consisting primarily of depreciation of property and equipment of $656,000, bad-debt expense of $268,000, amortization of debt discount of convertible notes payable of $78,000, compensation expense of $140,000, and other non-cash items totaling $149,000.

Operating assets and liabilities used cash in the net amount of $2,663,000 consisting primarily of the net increases in accounts receivable, inventory, deposits and other assets, and prepaid expenses and other current assets, and income taxes receivable in the amounts of $1,033,000, $1,162,000, $76,000, $6,000 and $1,416,000, respectively and a decrease in operating lease liabilities, income taxes payable and deferred revenue of $167,000, $12,000 and $7,000, respectively, partially offset by an increase in accounts payable and accrued expenses in the amount of $1,216,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment and capitalized engineering costs.

For the three months ended March 31, 2020, cash used in investing activities was $78,000. This was for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, increases in and repayments of financing lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the three months, ended March 31, 2020, net cash provided by financing activities was $592,000. This was primarily comprised of proceeds from our SNB revolving loan and the sale of common stock in the amounts of $1,033,000 and $984,000, respectively, partially offset by repayments of $1,012,000 on our notes payable-related parties, $100,000 on our notes payable – third party, $90,000 on our term loan and $7,000 on our finance lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2020 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

●	Revenue recognition;
●	Inventory valuation
●	Lease accounting;
●	Legal contingencies; and
●	Stock-based compensation.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an on-going basis and make changes when necessary. Actual results could differ from our estimates.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report under the supervision of and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Prospective investors are encouraged to consider the risks described in our 2019 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. The following risk factor supplements the risk factors described in our 2019 Form 10-K, and should be read in conjunction with the other risk factors presented in our Annual Report which are incorporated herein by reference.

The COVID-19 pandemic and the resulting macroeconomic disruption have affected how we, our customers and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

COVID -19

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and the U.S. President announced a National Emergency relating to the disease. National, state and local authorities, including those in which our offices and manufacturing facilities are located, have adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. The global impact of the outbreak is continually evolving.

The measures adopted by various governments and agencies, as well as the likelihood that many individuals and businesses will voluntarily shut down or self-quarantine, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts which may be adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the general economy. While we continue to operate substantially in the normal course, we have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing and our facilities are not operating under full staffing. These actions will result in increased operating costs. Further, we may be forced to close or reduce operations for reasons such as the health of our employees or because of disruptions in the continued operation of our supply chain and sources of supply.

While the potential economic impact brought by COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could cause severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis.

At this time, we cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any unregistered equity securities during the period covered by this Report.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.1	Promissory Note dated May 6, 2020, between Sterling National Bank and Air Industries Machining Corp.

10.2	Promissory Note dated May 4, 2020, between Sterling National Bank and Nassau Tool Works Inc..

10.3	Promissory Note dated May 6, 2020, between Sterling National Bank and Sterling Engineering Corporation.

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2020

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)