Form 10-Q
period 2020-06-30
AIR INDUSTRIES GROUP
filed 2020-08-07
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

or

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

There were 30,620,990 shares of the registrant’s common stock outstanding as of July 31, 2020.

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

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$2,068,000	$1,294,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,182,000 and $859,000	6,156,000	7,858,000
Inventory	33,859,000	28,646,000
Prepaid Expenses and Other Current Assets	373,000	447,000
Total Current Assets	42,456,000	38,245,000

Property and Equipment, Net	6,753,000	7,578,000
Operating Lease Right-Of-Use-Asset	3,738,000	3,623,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,618,000	1,481,000
Goodwill	163,000	163,000

TOTAL ASSETS	$54,728,000	$51,090,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$16,141,000	$15,682,000
Notes Payable - Related Party - Current Portion	5,992,000	6,862,000
Accounts Payable and Accrued Expenses	9,559,000	8,105,000
Operating Lease Liabilities - Current Portion	672,000	697,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,014,000	1,011,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	200,000	200,000
Income Taxes Payable	2,000	27,000
Total Current Liabilities	33,618,000	32,622,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	4,456,000	3,406,000
Operating Lease Liabilities - Net of Current Portion	4,280,000	4,235,000
Deferred Gain on Sale - Net of Current Portion Liability Related to the Sale of Future Proceeds from	200,000	219,000
Disposition of Subsidiary - Net of Current Portion	256,000	402,000
Other Liability	199,000	-
TOTAL LIABILITIES	43,009,000	40,884,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both June 30, 2020 and December 31, 2019.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 30,579,075 and 29,478,338 Shares Issued and Outstanding as of June 30, 2020 and December 31, 2019, respectively	30,000	29,000
Additional Paid-In Capital	79,472,000	77,434,000
Accumulated Deficit	(67,783,000)	(67,257,000)
TOTAL STOCKHOLDERS’ EQUITY	11,719,000	10,206,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,728,000	$51,090,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Sales	$8,494,000	$13,368,000	$21,941,000	$27,246,000

Cost of Sales	7,880,000	11,177,000	19,146,000	22,781,000

Gross Profit	614,000	2,191,000	2,795,000	4,465,000

Operating Expenses	1,906,000	1,972,000	4,168,000	4,034,000
Loss on abandonment of Leases	-	-	-	(275,000)

(Loss)/Income from Operations	(1,292,000)	219,000	(1,373,000)	156,000

Interest and Financing Costs	(303,000)	(630,000)	(555,000)	(1,480,000)

Interest Expense - Related Parties	(125,000)	(362,000)	(253,000)	(475,000)

Other Income, Net	136,000	38,000	241,000	69,000

Loss before Benefit from Income Taxes	(1,584,000)	(735,000)	(1,940,000)	(1,730,000)

Benefit from Income Taxes	-	-	(1,414,000)	-
Loss from Continuing Operations	(1,584,000)	(735,000)	(526,000)	(1,730,000)
Income from Discontinued Operations, net of tax	-	-	-	72,000
Net Loss	$(1,584,000)	$(735,000)	$(526,000)	$(1,658,000)
Net Income (Loss) per share - Basic
Continuing Operations	$(0.05)	$(0.03)	$(0.02)	$(0.06)
Discontinued Operations	$-	$-	$-	$0.00
Net Income (Loss) per share - Diluted
Continuing Operations	$(0.05)	$(0.03)	$(0.02)	$(0.06)
Discontinued Operations	$-	$-	$-	$0.00

Weighted Average Shares Outstanding - Basic and Diluted - continuing operations	30,552,147	28,770,983	30,476,289	28,686,187
Weighted Average Shares Outstanding - Basic - discontinued operations	30,552,147	28,770,983	30,476,289	28,686,187
Weighted Average Shares Outstanding - Diluted - discontinued operations	30,552,147	28,770,983	30,476,289	28,735,597

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000
Common stock issued for directors fees	43,771	-	55,000	-	55,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	590,243	-	885,000	-	885,000
Stock Compensation Expense	-	-	140,000	-	140,000
Net Income	-	-	-	1,058,000	1,058,000
Balance, March 31, 2020	30,531,949	$30,000	$79,352,000	$(66,199,000)	$13,183,000

Common stock issued for directors fees	47,126	$-	$46,000	$-	$46,000
Stock Compensation Expense	-	-	74,000	-	74,000
Net Loss	-	-	-	(1,584,000)	(1,584,000)
Balance, June 30, 2020	30,579,075	$30,000	$79,472,000	$(67,783,000)	$11,719,000

Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000
Common stock issued for directors fees	147,830	-	131,000	-	131,000
Costs related to issuance of stock	-	-	(58,000)	-	(58,000)
Stock Compensation Expense	-	-	233,000	-	233,000
Other Adjustments - Shares Issued	144,899	-	-	-	-
Other Adjustments - Fair Value allocation	-	-	(185,000)	-	(185,000)
Net Loss	-	-	-	(923,000)	(923,000)
Balance, March 31, 2019	28,685,582	$28,000	$76,222,000	$(65,446,000)	$10,804,000

Issuance of Common Stock	180,000	$1,000	$186,000	$-	$187,000
Stock Compensation Expense	-	-	93,000	-	93,000
Other Adjustments - Shares Issued	24,501	-	-	-	-
Share Issuance Costs	-	-	(55,000)	-	(55,000)
Net Loss	-	-	-	(735,000)	(735,000)
Balance, June 30, 2019	28,890,083	$29,000	$76,446,000	$(66,181,000)	$10,294,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,
(Unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(526,000)	$(1,658,000)
Adjustments to reconcile net loss to net cash used in in operating activities
Depreciation of property and equipment	1,344,000	1,455,000
Non-cash employee compensation expense	214,000	326,000
Non-cash directors compensation	101,000	39,000
Non-cash other income recognized	(211,000)	(109,000)
Non-cash interest expense	64,000	33,000
Abandonment of lease	-	275,000
Amortization of Right-of-Use Asset	261,000	236,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Loss on sale of equipment	16,000	42,000
Amortization of debt discount on convertible notes payable	158,000	113,000
Bad debt expense	322,000	64,000
Amortization of deferred financing costs	48,000	-
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,380,000	(1,347,000)
Inventory	(5,213,000)	(1,112,000)
Prepaid expenses and other current assets	74,000	(128,000)
Prepaid taxes	-	41,000
Deposits and other assets	(185,000)	(256,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,301,000	805,000
Operating lease liabilities	(349,000)	(290,000)
Income taxes payable	(25,000)	(20,000)
Deferred revenue	3,000	17,000
Other Liability	199,000	-
NET CASH USED IN OPERATING ACTIVITIES	(1,043,000)	(1,493,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(309,000)	(79,000)
NET CASH USED IN INVESTING ACTIVITIES	(309,000)	(79,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Sterling National Bank	429,000	-
Note payable - revolver - net - PNC	-	1,118,000
Payments of note payable - term notes - Sterling National Bank	(284,000)	-
Payments of note payable - term notes - PNC	-	(739,000)
SBA Loan Proceeds - SNB	2,414,000	-
Proceeds from sale of future proceeds from disposition of subsidiary	-	800,000
Transaction costs from sale of future proceeds from disposition of subsidiary	-	(3,000)
Payments of finance lease obligations	(9,000)	(593,000)
Share issuance costs	-	(113,000)
Proceeds from notes payable issuances- related party	-	500,000
Proceeds from issuance of common stock	984,000	-
Costs related to issuance of stock	(145,000)	-
Payments of notes payable issuances- related party	(1,020,000)	(4,000)
Payments of notes payable - third party	(100,000)	-
Payments of loan payable - equipment	(143,000)	(49,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,126,000	917,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	774,000	(655,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,294,000	2,012,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,068,000	$1,357,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued)
(Unaudited)

	2020	2019

Supplemental cash flow information
Cash paid during the period for interest	$238,000	$760,000
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$642,000	$4,368,000
Operating Lease Liabilities under ASC 842	$642,000	$5,397,000
Write-off deferred rent under ASC 842	$-	$1,165,000
Common Stock issued for conversion of note payable and accrued interest	$885,000	$131,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three and six months ended June 30, 2020 and 2019, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”). The results of Eur-Pac Corporation (“EPC”) and Electronic Connection Corporation (“ECC”) are included in discontinued operations since operations ceased on March 31, 2019. See Note 2 for details of discontinued operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2019 was derived.

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the general economy and has been particularly negative on the commercial travel industry and commercial aerospace industries.

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, the Company’s facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Although the Company’s facilities are open, it has been unable to operate at full capacity or achieve high levels of productivity due to the implementation of enhanced safety procedures, increased employee absenteeism and intermittent closings of other businesses that supply goods or services to the Company.

Financial impacts related to COVID-19, including actions and costs in response to the pandemic, were not material to the Company’s first quarter 2020 financial position, results of operations or cash flows. Beginning in April 2020, the COVID–19 crisis resulted in a reduction to 2020 revenue and operating margins in portions of its business. This negative effect continued in May 2020 and to a lesser extent in June 2020. The decrease in revenue resulted from employee absenteeism, supplier disruption, changes in employee productivity, and related program delays or challenges. The Company and its employees, suppliers, customers and its global community are facing tremendous challenges and the Company cannot predict how this dynamic situation will evolve or the impact it will have on the Company’s results of operations.

The Company has implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions have resulted in increased operating costs. In addition, a number of the Company’s suppliers and customers have intermittently suspended or otherwise reduced their operations, and the Company is experiencing some supply chain challenges. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. During the three months ended June 30, 2020, we had large numbers of employees working remotely. Beginning in June, and continuing into July, that number has declined.

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

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with Sterling National Bank (“SNB”) as the lender in an aggregate principal amount of approximately $2.4 million (“SBA Loans”). Each SBA Loan is evidenced by a promissory note. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrower may apply to SNB for forgiveness of a portion of the SBA Loan in accordance with the applicable provisions of the federal statute authorizing the Loan Program. See Note 6.

The Company has elected to defer the deposit and payment of employer’s portion of Social Security taxes pursuant to Section 2302 of the CARES Act. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of June 30, 2020, the Company has deferred $199,000, which is classified as Other Liability on the accompanying Condensed Consolidated Balance Sheet.

In addition, as a result of the passage of the CARES Act, the Company received $1,416,000 from the filing of a net operating loss carryback claim. See Note 10.

The Company believes that based on its confirmed orders, funds generated from operations, amounts received under government subsidized loan programs and amounts available under its credit facility, it will have sufficient cash on hand to support its activities through September 1, 2021.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its EPC and ECC subsidiaries in March 2019. As required, the Company has retrospectively recast its condensed consolidated statements of operations for the 2019 period presented. As such, these businesses are reported as discontinued operations for the three and six months ended June 30, 2019. The Company has not segregated the cash flows of these businesses in the condensed consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents the results of discontinued operations presented separately in the condensed consolidated statement of operations for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(unaudited)	(unaudited)
Net revenue	$-	$132,000
Cost of goods sold	-	105,000
Gross profit	-	27,000
Operating expenses:
Selling, general and administrative	-	96,000
Gain on impairment of assets	-	41,000
Total operating loss	-	(28,000)
Interest expense	-	(1,000)
Other income	-	101,000
Income from discontinued operations before income taxes	-	72,000

Provision for income taxes	-	-
Income from discontinued operations, net of income tax	$-	$72,000

Non-cash operating amounts for discontinued operations for the three and six months ended June 30, 2019 include depreciation and amortization of $0 and $6,000, respectively. There were no capital expenditures for discontinued operations for both the three and six months ended June 30, 2019. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. Historically, substantially all of the inventory value has been estimated using a gross profit percentage based on gross profit percentages of previous periods as applied to the net sales of the current period. During the three months ended June 30, 2020, the Company determined that its gross profits by segment were below its 2019 gross profit percentages and has adjusted margins accordingly. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

Credit and Concentration Risks

There were two customers that represented 71.9% and three customers that represented 75.6% of total net sales for the three months ended June 30, 2020 and 2019, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
1	38.6	30.0
2	33.3	35.1
3	*	10.5

*	Customer was less than 10% of total net sales for the three months ended June 30, 2020.

There were two customers that represented 69.3% and three customers that represented 74.7% of total net sales for the six months ended June 30, 2020 and 2019, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
1	37.1	29.4
2	32.2	33.2
3	*	12.1

*	Customer was less than 10% of total net sales for the six months ended June 30, 2020.

There was one customer that represented 49.7% of gross accounts receivable at June 30, 2020 and three customers that represented 67.8% of gross accounts receivable at December 31, 2019, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	June 30, 2020	December 31, 2019
	(Unaudited)
1	49.7	32.7
2	*	25.1
3	*	10.0

*	Customer was less than 10% of Gross Accounts Receivable at June 30, 2020.

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

Leases

The Company accounts for leases under ASC 842, “Leases.” All leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

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

The following is a reconciliation of the denominators of basic and diluted earnings per share for discontinued operations computations:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Discontinued Operations	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	30,552,147	28,770,983	30,476,289	28,686,187
Effect of dilutive stock options and warrants	-	-	-	49,410
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	30,552,147	28,770,983	30,476,289	28,735,597

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three and Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Stock Options	216,000	861,000
Warrants	1,423,000	2,183,000
	1,639,000	3,044,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three and Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Stock Options	1,696,000	515,000
Warrants	760,000	-
Convertible notes payable	5,045,000	5,934,000
	7,501,000	6,449,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $74,000 and $93,000 for the three months ended June 30, 2020 and 2019, respectively, and $214,000 and $326,000 for the six months ended June 30, 2020 and 2019, respectively. Stock compensation expense for directors amounted to $46,000 and $0 for the three months ended June 30, 2020 and 2019, respectively and $101,000 and $131,000 for the six months ended June 30, 2020 and 2019, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both June 30, 2020 and December 31, 2019 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The COVID-19 pandemic was a triggering event for testing whether goodwill has been impaired. The Company performed a qualitative assessment and determined it is more likely than not that the fair value exceeds the carrying value of $163,000 as of June 30, 2020. The Company will continue to monitor the impacts of the COVID-19 pandemic in future quarters. Changes in the Company’s forecasts or further decreases in the value of its common stock could cause book values to exceed fair values which may result in goodwill impairment charges in future periods.

The Company has determined that there has been no impairment of goodwill at June 30, 2020 and December 31, 2019.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.50 years
Machinery and Equipment	12,466,000	12,251,000	5 - 8 years
Finance Lease Machinery and Equipment	6,495,000	6,495,000	5 - 8 years
Tools and Instruments	11,336,000	11,021,000	1.50 - 7 years
Automotive Equipment	148,000	177,000	5 years
Furniture and Fixtures	290,000	290,000	5 - 8 years
Leasehold Improvements	530,000	530,000	Term of Lease
Computers and Software	428,000	425,000	4 - 6 years
Total Property and Equipment	33,643,000	33,139,000
Less: Accumulated Depreciation	(26,890,000)	(25,561,000)
Property and Equipment, net	$6,753,000	$7,578,000

Depreciation expense for the three months ended June 30, 2020 and 2019 was $688,000 and $760,000, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $1,344,000 and $1,455,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2020 and 2019. Accumulated depreciation on these assets was approximately $6,304,000 and $5,396,000 as of June 30, 2020 and December 31, 2019, respectively.

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

During the three months ended June 30, 2020, NTW’s warehouse lease was terminated by its landlord under the terms of its lease agreement. Additionally, the Company entered into a new lease agreement for warehouse space in Bohemia, NY. The new lease term commenced on April 1, 2020 and expires on May 31, 2025. During the first year of the lease, the monthly rent is $10,964 and increases 3% each year thereafter. The final two months are equal installments of $1,746.

June 30,
2020
Weighted Average Remaining Lease Term - in years	6.00
Weighted Average discount rate - %	8.88%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

June 30, 2020
For the twelve months ended December 31,	(unaudited)
December 31, 2020 (remaining six months)	$536,000
December 31, 2021	1,080,000
December 31, 2022	1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
Thereafter	4,731,000
Total future minimum lease payments	9,462,000
Less: discount	(4,510,000)
Total operating lease maturities	4,952,000
Less: current portion of operating lease liabilities	(672,000)
Total long term portion of operating lease maturities	$4,280,000

Note 6. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Revolving credit note payable to Sterling National Bank (“SNB”)	$12,972,000	$12,543,000
Term loan, SNB	3,516,000	3,800,000
Finance lease obligations	13,000	22,000
Loan Payable - equipment	242,000	385,000
Related party notes payable, net of debt discount	5,992,000	6,862,000
Convertible notes payable-third parties, net of debt discount	1,440,000	2,338,000
SBA loans	2,414,000	-
Subtotal	26,589,000	25,950,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(22,133,000)	(22,544,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$4,456,000	$3,406,000

Sterling National Bank (“SNB”)

On December 31, 2019, the Company entered into a new loan facility (“SNB Facility”) with Sterling National Bank, (“SNB”) expiring on December 30, 2022. The new Loan Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”).

Proceeds from the SNB Facility repaid the Company’s outstanding loan facility (“PNC Facility”) with PNC Bank N.A. (“PNC”).

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

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of June 30, 2020 the Company was in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

As of June 30, 2020 the future minimum principal payments for the SNB term loan are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$271,000
December 31, 2021	543,000
December 31, 2022	2,760,000
SNB Term Loan payable	3,574,000
Less: debt issuance costs	(58,000)
Total SNB Term loan payable, net of debt issuance costs	3,516,000
Less: Current portion of SNB term loan payable	(543,000)
Total long-term portion of SNB term loan payable	$2,973,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan will bear an interest rate equal to 30-day LIBOR, (with a 1% floor), plus 2.5%. The average interest rate charged during the period ended June 30, 2020 was 3.5%.

As of June 30, 2020, our debt to SNB in the amount of $16,488,000 consisted of the SNB revolving line of credit note in the amount of $12,972,000 and the SNB term loan in the amount of $3,516,000. As of December 31, 2019, our debt to SNB in the amount of $16,343,000 consisted of the SNB revolving line of credit note in the amount of $12,543,000 and the SNB term loan in the amount of $3,800,000.

Interest expense related to the SNB Facility amounted to approximately $154,000 for the three months ended June 30, 2020, and $274,000 for the six months ended June 30, 2020.

PNC Bank N.A. (“PNC”)

The Company previously maintained the PNC Facility. Under the PNC Facility, substantially all of the Company’s assets were pledged as collateral. The PNC Facility provided for a $15,000,000 revolving line of credit (“PNC revolving line of credit”) and a term loan (“PNC term loan”).

Interest expense related to the PNC Facility amounted to approximately $333,000 for the three months ended June 30, 2019 and $563,000 for the six months ended June 30, 2019.

On December 31, 2019, both the PNC revolving line of credit and PNC term loan were paid in full and all assets that were previously pledged as collateral were released.

Loan Payable – Equipment

The Company is committed to a loan for manufacturing equipment purchased during 2019. The loan payable obligation totaled $242,000 and $385,000 as of June 30, 2020 and December 31, 2019, respectively. The loan bears interest at 3% per annum.

The future minimum loan payments are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$145,000
December 31, 2021	97,000
Total Loan Payable - equipment	242,000
Less: Current portion of loan payable - equipment	242,000
Long-term portion of loan payable - equipment	$-

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

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. These notes bear interest at a rate of 12% per annum. In connection with these notes, the Company issued 37,500 shares of stock to each of Michael and Robert Taglich. The maturity date, of these notes, was June 30, 2020, but was extended to December 31, 2020.

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

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $5,992,000 and $6,862,000, as of June 30, 2020 and December 31, 2019, respectively. Unamortized debt discounts related to these notes amounted to $76,000 and $226,000 as of June 30, 2020 and December 31, 2019, respectively. Interest incurred on these related party notes amounted to approximately $125,000 and $362,000 for the three months ended June 30, 2020 and 2019, respectively, and $253,000 and $475,000 for the six months ended June 30, 2020 and 2019 respectively. Amortization of debt discount incurred on these related party notes amounted to approximately $77,000 and $101,000 for the three months ended June 30, 2020 and 2019, respectively and $151,000 and $231,000 for the six months ended June 30, 2020 and 2019, respectively. The amortization of the debt discount is included in interest and financing costs in the Condensed Consolidated Statement of Operations.

All related party notes are due on December 31, 2020 and are subordinated to the SNB Facility. There are no principal payments due on these notes until such time.

Per the terms of the SNB Facility, prior to September 30, 2020, with respect to any and all related party notes payable and Subordinated Notes, (i) the maturity date shall be extended to a date that is more than six months after December, 30, 2022 or (ii) shall be converted to common stock of the Company.

Convertible Notes Payable – Third Parties

In January 2020, the third party holders of $805,000 principal of the 8% Notes with accrued interest thereon of $80,000 converted their notes into approximately 590,243 shares of common stock at a per share price of $1.50.

8% Notes payable to third parties totaled $1,440,000 and $2,338,000, as of June 30, 2020 and December 31, 2019, respectively. Interest incurred on the 8% Notes amounted to approximately $38,000 and $168,000 for the three months ended June 30, 2020 and 2019, respectively, and $80,000 and $256,000 for the six months ended June 30, 2020 and 2019, respectively. Unamortized debt discounts related to these notes amounted to $0 and $7,000 as of June 30, 2020 and December 31, 2019, respectively. Amortization of debt discount on the 8% Notes amounted to approximately $3,000 and $5,000 for the three months ended June 30, 2020 and 2019, respectively, and $7,000 and $128,000 for the six months ended June 30, 2020 and 2019, respectively. These costs are included in interest and financing costs in the Condensed Consolidated Statement of Operations.

All convertible notes with third parties are due on December 31, 2020 and are subordinated to the SNB Facility. There are no principal payments due on these notes until such time.

Per the terms of the SNB Facility, prior to September 30, 2020, with respect to any and all of the convertible notes payable, (i) the maturity date shall be extended to a date that is more than six months after December, 30, 2022 or (ii) shall be converted to common stock of the Company.

SBA Loans

In May 2020, AIM, NTW and Sterling entered into SBA Loans with SNB as the lender in an aggregate principal amount of $2,414,000. Each SBA Loan is evidenced by a Note. Subject to the terms of the Note, the SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Company may apply to SNB for forgiveness of a portion of the SBA Loan in accordance the applicable provisions of the federal statute authorizing the Loan Program. Each Note provides for customary events of default including, among other things, cross-defaults on any other loan with SNB. Each SBA Loan may be accelerated upon the occurrence of an event of default. As of June 30, 2020, SBA Loans totaled $2,414,000.

The future minimum loan payments are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$133,000
December 31, 2021	1,607,000
December 31, 2022	674,000
Total SBA Loans	2,414,000
Less: Current portion of SBA Loans	934,000
Long-term portion of SBA Loans	$1,480,000

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

The Company recognized $119,000 and $0 of non-cash income for the three months ended June 30, 2020 and 2019, respectively, and $211,000 and $109,000 of non-cash income for the six months ended June 30, 2020 and 2019, respectively, reflected in “other income, net” on the condensed consolidated statement of operations. Additionally, the Company recorded $36,000 and $0 of related non-cash interest expense related to the Purchase Agreement, for the three months ended June 30, 2020 and 2019, respectively, and $64,000 and $33,000 for the six months ended June 30, 2020 and 2019, respectively.

The table below shows the activity within the liability account for the six months ended June 30, 2020:

Liabilities related to sale of future proceeds from disposition of subsidiaries - as of December 31, 2019	$603,000
Non-Cash other income recognized	(211,000)
Non-Cash interest expense recognized	64,000
Liabilities related to sale of future proceeds from disposition of subsidiary - as of June 30, 2020	456,000
Less: unamortized transaction costs	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$453,000

Note 8. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

In January 2020, the Company issued and sold 419,597 shares of its common stock for gross proceeds of $984,000 pursuant to our Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

The Company issued 47,126 and 0 shares of common stock in lieu of cash payments for director fees for the three months ended June 30, 2020 and 2019, respectively, and 90,897 and 147,830 for the six months ended June 30, 2020 and 2019, respectively.

Note 9. CONTINGENCIES

Loss Contingencies

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

On December 20, 2018, pursuant to a Stock Purchase Agreement dated as of March 21, 2018 (“SPA”), the Company completed the sale of all of the outstanding shares of its subsidiary, Welding Metallurgy, Inc. to CPI Aerostructures. On March 19, 2019, in accordance with the procedures set forth in the SPA with CPI Aerostructures, the Company received a notice from CPI claiming that the working capital deficit used to compute the purchase price was understated. The issue of the amount of the working capital deficit was submitted to BDO USA, LLP (“BDO”), acting as an expert, and it issued a report dated September 3, 2019, where it determined that the amount of the working capital deficit was approximately $4,145,870. On September 9, 2019 the Company received a demand from CPI for payment of such amount. The Company advised CPI that the determination of BDO is void because, among other things, it believes BDO exceeded the scope of its authority as set forth in the SPA. On September 27, 2019, CPI filed a notice of motion in the Supreme Court of the State of New York, County of New York, against the Company seeking, among other things, an order of specific performance requiring delivery of the funds deposited in escrow, together with the balance of the working capital deficit which it claimed, and a judgment against the Company in the amount of approximately $4,200,000 of which $2,000,000 would be satisfied by delivery of the funds in escrow. On October 7, 2019, the Company agreed to the release of $619,316 of the funds held in escrow in respect of claims related to the working capital deficit not related to the value of WMI’s inventory. As of December 31, 2018, the Company has placed a reserve against substantially all of the escrowed amount and cannot estimate the amount of loss. For, among others, the reasons stated above the Company intends to contest vigorously any claim CPI may make for payment based on the BDO Report. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As of June 30, 2020, there has been no new developments.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement. As of June 30, 2020, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

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

Note 10. INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As a result of the passage of the CARES Act, the Company received $1,416,000 from the filing of a net operating loss carryback claim. The Company is currently evaluating the impact of other provisions of the CARES Act on its accounting for income taxes and does not believe it has a material impact at this time.

The Company recorded no other federal income tax benefit for both of the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, and December 31, 2019, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The Company currently divides its operations into two operating segments: Complex Machining, which consists of AIM and NTW; and Turbine Engine Components, which consists of Sterling. Along with its operating subsidiaries, the Company reports the results of its corporate division as an independent segment.

For reporting purposes, EPC and ECC have been classified as discontinued operations for the three and six months ending June 30, 2019.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferor’s cost, and there is no intercompany profit or loss on intersegment transfers. We evaluate performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s reporting segments for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$7,308,000	$11,701,000	$19,372,000	$24,119,000
Gross Profit	681,000	2,095,000	2,849,000	4,308,000
Pre Tax (Loss) Income from continuing operations	(10,000)	1,351,000	1,160,000	2,794,000
Assets	48,490,000	47,176,000	48,490,000	47,176,000

TURBINE ENGINE COMPONENTS
Net Sales	1,186,000	1,667,000	2,569,000	3,127,000
Gross (Loss) Profit	(67,000)	96,000	(54,000)	157,000
Pre Tax Loss from continuing operations	(217,000)	(111,000)	(343,000)	(281,000)
Assets	4,430,000	5,575,000	4,430,000	5,575,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Loss from continuing operations	(1,357,000)	(1,975,000)	(2,757,000)	(4,243,000)
Assets	1,808,000	568,000	1,808,000	568,000

CONSOLIDATED
Net Sales	8,494,000	13,368,000	21,941,000	27,246,000
Gross Profit	614,000	2,191,000	2,795,000	4,465,000
Pretax net loss from continuing operations	(1,584,000)	(735,000)	(1,940,000)	(1,730,000)
Benefit from Income Taxes	-	-	(1,414,000)	-
Income from Discontinued Operations, net of taxes	-	-	-	72,000
Net Loss	(1,584,000)	(735,000)	(526,000)	(1,658,000)
Assets	$54,728,000	$53,319,000	$54,728,000	$53,319,000

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

Business Overview

The financial statements contained in this report as well as the discussion below principally reflect the status of our business and the results of our operations as of June 30, 2020.

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

COVID -19

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic, and on March 13, 2020, the U.S. President announced a national emergency relating to the disease. National, state and local authorities have adopted various regulations and orders, including mandates on the number of people that may gather in one location and closing non-essential businesses. To date, we have been deemed an essential business and have not curtailed our operations.

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the general economy and has been particularly negative on the commercial travel industry and commercial aerospace industries.

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Although our facilities are open, we have been unable to operate at full capacity or achieve high levels of productivity due to the implementation of enhanced safety procedures, increased employee absenteeism and intermittent closings of other businesses that supply goods or services to us.

Our Company, employees, suppliers and customers, and our global community are facing tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have.

We have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing. These actions have resulted in increased operating costs. In addition, a number of our suppliers and customers have intermittently suspended or otherwise reduced their operations, and we are experiencing some supply chain challenges. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. During the three months ended June 30, 2020 we had large numbers of employees working remotely. In June and July, the number of employees working remotely began to decline.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act, among other things, includes provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. Funds made available to us through these programs have supplemented the cash available to support our operations as more specifically discussed below under “Liquidity and Capital Resources.”

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

For reporting purposes, EPC and ECC have been classified as discontinued operations for the three and six months ending June 30, 2019.

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

Selected Financial Information:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$8,494,000	$13,368,000	$21,941,000	$27,246,000
Cost of sales	7,880,000	11,177,000	19,146,000	22,781,000
Gross profit	614,000	2,191,000	2,795,000	4,465,000
Operating expenses and interest and financing costs	2,334,000	2,964,000	4,976,000	5,989,000
Loss on abandonment of leases	-	-	-	(275,000)
Other income, net	136,000	38,000	241,000	69,000
Benefit from income taxes	-	-	(1,414,000)	-
Loss from continuing operations	$(1,584,000)	$(735,000)	$(526,000)	$(1,730,000)

 Balance Sheet Data:

	June 30,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$2,068,000	$1,294,000
Working capital	8,838,000	5,623,000
Total assets	54,728,000	51,090,000
Total stockholders’ equity	$11,719,000	$10,206,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$7,308,000	$11,701,000	$19,372,000	$24,119,000
Gross Profit	681,000	2,095,000	2,849,000	4,308,000
Pre Tax (Loss) Income from continuing operations	(10,000)	1,351,000	1,160,000	2,794,000
Assets	48,490,000	47,176,000	48,490,000	47,176,000

TURBINE ENGINE COMPONENTS
Net Sales	1,186,000	1,667,000	2,569,000	3,127,000
Gross (Loss) Profit	(67,000)	96,000	(54,000)	157,000
Pre Tax Loss from continuing operations	(217,000)	(111,000)	(343,000)	(281,000)
Assets	4,430,000	5,575,000	4,430,000	5,575,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Loss from continuing operations	(1,357,000)	(1,975,000)	(2,757,000)	(4,243,000)
Assets	1,808,000	568,000	1,808,000	568,000

CONSOLIDATED
Net Sales	8,494,000	13,368,000	21,941,000	27,246,000
Gross Profit	614,000	2,191,000	2,795,000	4,465,000
Pretax net loss from continuing operations	(1,584,000)	(735,000)	(1,940,000)	(1,730,000)
Benefit from Income Taxes	-	-	(1,414,000)	-
Income from Discontinued Operations, net of taxes	-	-	-	72,000
Net Loss	(1,584,000)	(735,000)	(526,000)	(1,658,000)
Assets	$54,728,000	$53,319,000	$54,728,000	$53,319,000

Results of Operations for the three months ended June 30, 2020

Net Sales:

Consolidated net sales for the three months ended June 30, 2020 were $8,494,000, a decrease of $4,874,000, or 36.5%, compared with $13,368,000 for the three months ended June 30, 2019. Net sales of our Complex Machining segment were $7,308,000 in the three months ended June 30, 2020, a decrease of $4,393,000, or 37.5%, from $11,701,000 in the three months ended June 30, 2019. Net sales in our Turbine Engine Components segment for the three months ended June 30, 2020 were $1,186,000, a decrease of $481,000, or 28.9%, compared with $1,667,000 for the three months ended June 30, 2019. These decreases were directly attributable to the impact of COVID-19.

As indicated in the table below, two customers represented 71.9% and three customers represented 75.6% of total sales for the three months ended June 30, 2020 and June 30, 2019, respectively.

	Percentage of Sales
Customer	2020	2019
	(unaudited)	(unaudited)
Sikorsky Aircraft	38.6%	30.0%
Goodrich Landing Gear Systems	33.3%	35.1%
Rohr Inc.	*	10.5%

* Customer was less than 10% of total net sales for the three months ended June 30, 2020.

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2020 was $614,000, a decrease of $1,577,000, or 72.0%, as compared to gross profit of $2,191,000 for the three months ended June 30, 2019. Consolidated gross profit as a percentage of sales was 7.2% and 16.4% for the three months ended June 30, 2020 and 2019, respectively. These decreases were directly attributable to the impact of COVID-19.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2020 were $428,000 a decrease of $564,000 or 56.9% compared to $992,000 for the three months ended June 30, 2019. This decrease was due to lower interest rates and finance costs under the Company’s new credit facility (“SNB Facility”) with SNB, which replaced the Company’s previous credit facility (“PNC Facility”) with PNC Bank N.A. (“PNC”) as of December 31, 2019.

Operating Expense

Consolidated operating expenses for the three months ended June 30, 2020 totaled $1,906,000 and decreased by $66,000 or 3.3% compared to $1,972,000 for the three months ended June 30, 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $1,584,000, compared to a net loss of $735,000 for the three months ended June 30, 2019. The increase in net loss was largely attributable to the impact of COVID-19 as discussed above.

Results of Operations for the six months ended June 30, 2020

Net Sales:

Consolidated net sales for the six months ended June 30, 2020 were $21,941,000, a decrease of $5,305,000, or 19.5%, compared with $27,246,000 for the six months ended June 30, 2019. Net sales of our Complex Machining segment were $19,372,000 in the six months ended June 30, 2020, a decrease of $4,747,000, or 19.7%, from $24,119,000 in the six months ended June 30, 2019. Net sales in our Turbine Engine Components segment were $2,569,000 for the six months ended June 30, 2020, a decrease of $558,000, or 17.8% compared with $3,127,000 for the six months ended June 30, 2019. These decreases were directly attributable to the impact of COVID-19.

As indicated in the table below, two customers represented 69.3% and three customers represented 74.7% of total sales for the six months ended June 30, 2020 and June 30, 2019, respectively.

Customer	Percentage of Sales
	2020	2019
	(unaudited)	(unaudited)
Sikorsky Aircraft	37.1%	29.4%
Goodrich Landing Gear Systems	32.2%	33.2%
Rohr Inc.	*	12.1%

* Customer was less than 10% of total net sales for the six months ended June 30, 2020.

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2020 was $2,795,000, a decrease of $1,670,000, or 37.4%, as compared to gross profit of $4,465,000 for the six months ended June 30, 2019. Consolidated gross profit as a percentage of sales was 12.7% and 16.4% for the six months ended June 30, 2020 and 2019, respectively. These decreases were directly attributable to the impact of COVID-19.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2020 were $808,000 a decrease of $1,147,000 or 58.7% compared to $1,955,000 for the six months ended June 30, 2019. This decrease was due to lower interest rates and finance costs under SNB Facility, which replaced the PNC Facility as of December 31, 2019.

Operating Expense

Consolidated operating expenses for the six months ended June 30, 2020 totaled $4,168,000 and increased by $134,000 or 3.3% compared to $4,034,000 for the six months ended June 30, 2019.

Net Loss

Net loss for the six months ended June 30, 2020 was $526,000, compared to a net loss of $1,658,000 for the six months ended June 30, 2019, for the reasons discussed above. Losses for the six months ended June 30, 2020 from continuing operations was $526,000 compared to losses of $1,730,000 from continuing operations for the six months ended June 30, 2019. Our net loss for the six months ended June 30, 2019 includes a net gain from the discontinued operations of EPC and ECC in the amount of $72,000. The increase in net loss was largely attributable to the impact of COVID-19 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

 Financial impacts related to COVID-19, including our actions and costs in response to the pandemic, were not material to our first quarter 2020 financial position, results of operations or cash flows. Beginning in April 2020 the COVID–19 crisis resulted in a reduction to revenue and operating margins in portions of our business. This negative effect continued in May 2020 and to a somewhat lesser extent in June 2020. The decrease in revenue resulted from employee absenteeism, supplier disruption, changes in employee productivity, and related program delays or challenges.

With respect to the remainder of 2020, the negative impact COVID-19 may have on the broader global economy and the pace of the economic recovery and the aerospace industry is unknown. Given the unknown magnitude of the depth and duration of this crisis, we anticipate a more challenging macroeconomic environment in the remainder of the year.

The impact of COVID-19 on the commercial aerospace industry has been severe while the defense aerospace industry has not been as adversely impacted. We continue to have a substantial backlog. We believe that the contraction in commercial demand may result in orders being shifted to suppliers who are in a position to maintain their operations despite the impact of COVID-19. As previously announced, we recently issued purchase orders for $2.5 million of machinery. This equipment is expected to be delivered in September and October and come on line shortly thereafter. This new equipment will not only increase our production efficiency, it will also increase the number of parts we can make allowing us to offer additional services to our customers. We are currently in the process of obtaining loans to cover the cost of this equipment. Though there can be no assurance that such loans will be made available to us, we have received indications of interest from a number of commercial lenders and believe that the payments made to satisfy such loans will be more than absorbed by cost savings in production and new business.

The CARES Act and Significant Transactions Which Have Impacted Our Liquidity

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with SNB in an aggregate principal amount of $2.4 million (“SBA Loans”). Subject to the terms of the note evidencing each loan (the “Notes”), each SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the Federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrower may apply to SNB for forgiveness of a portion of the SBA Loan in accordance the applicable provisions of the federal statute authorizing the Loan Program. Each Note provides for customary events of default including, among other things, cross-defaults on any other loan with SNB. Each SBA Loan may be accelerated upon the occurrence of an event of default. The foregoing summary is qualified in its entirety by reference to the Notes, a copy of which were filed with our Form 10Q for the period ended March 31, 2020 on May 14, 2020 as Exhibits 10.1, 10.2 and 10.3 and are incorporated herein by reference.

We have elected to defer the deposit and payment of the employer’s portion of Social Security taxes pursuant to Section 2302 of the CARES Act. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of June 30, 2020, we deferred $199,000, which is included in Other Liability on the accompanying Condensed Consolidated Balance Sheet.

Pursuant to the CARES Act, we filed a net operating loss carryback claim for $1,416,000, which was received during the second quarter of this year. In addition, as discussed above we will defer the employer’s portion of social security taxes incurred between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022, In addition to the support received through the CARES Act, the U.S. Department of Defense has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and worked performed on relevant contracts. These actions should help mitigate COVID-19 related negative impacts to our operating cash flows for the remainder of the year. Nevertheless, our cash flows from operations could be affected by various risks and uncertainties, including, but not limited to the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A of this Quarterly Report.

On December 31, 2019, we entered into the SNB Facility with SNB expiring on December 30, 2022. The SNB Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”).

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

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. As of June 30, 2020 we were in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

As of June 30, 2020, our debt to SNB in the amount of $16,488,000 consisted of the SNB revolving line of credit note in the amount of $12,972,000 and the SNB term loan in the amount of 3,516,000.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$(1,043,000)	$(1,493,000)
Investing activities	(309,000)	(79,000)
Financing activities	2,126,000	917,000
Net increase (decrease) in cash and cash equivalents	$774,000	$(655,000)

Cash Used in Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2020, net cash was impacted by a net loss of $526,000, offset by $2,298,000 of non-cash items consisting of depreciation of property and equipment of $1,344,000, bad debt expense of $322,000, non-cash employee compensation expense of $214,000, and other non-cash items totaling $418,000.

Operating assets and liabilities used cash in the net amount of $2,815,000 consisting of net increases in inventory and deposits and other assets in the amounts of $5,213,000 and $185,000, respectively, and decreases in operating lease liabilities of $349,000 and income taxes payable of $25,000, partially offset by decreases in accounts receivable and prepaid expenses in the amounts of $1,380,000 and $74,000, respectively, and increases in accounts payable and accrued expense, other liability and deferred revenue of $1,301,000, $199,000 and $3,000, respectively.

Cash Used in Investing Activities

For the six months ended June 30, 2020, cash used in investing activities was $309,000. This was comprised of the purchase of equipment.

Cash Provided by Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, amounts borrowed pursuant to the CARES Act, increases in and repayments of financing lease obligations and other notes payable, and the proceeds from the sale of our equity.

For the six months, ended June 30, 2020, net cash provided by financing activities was $2,126,000. This was primarily comprised of proceeds from our SBA loan in the amount of $2,414,000, SNB revolving loan and the sale of common stock in the amounts of $429,000 and $984,000, respectively, partially offset by repayments of $1,020,000 on our notes payable-related parties, $100,000 on our notes payable – third party, $284,000 on our term loan, $143,000 on our loan for equipment and $9,000 on our finance lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2020.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2020 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

●	Revenue recognition;

●	Inventory valuation;

●	Lease accounting;

●	Legal contingencies;

●	Stock-based compensation; and

●	Goodwill.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses will voluntarily shut down or self-quarantine, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic has been and will continue to be highly negative to the general economy. While we continue to operate substantially in the normal course, we have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing and our facilities are not operating under full staffing. These actions have resulted in increased operating costs. Further, our operations were reduced by employee absenteeism in the second quarter and we may be forced to close or reduce operations for reasons such as the health of our employees or because of disruptions in the continued operation of our supply chain and sources of supply.

While the potential economic impact brought by COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of the commercial travel and aerospace industries. The pandemic has also caused significant disruption in global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could cause severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis.

At this time, we cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

We have debt outstanding under the Paycheck Protection Program, which is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to these loans.

AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with SNB pursuant to the Paycheck Protection Program in an aggregate principal amount slightly in excess of $2,400,000 (“SBA Loans”). At least 60% of the proceeds of each SBA Loan (the “Proceeds”) must be used for payroll and payroll-related costs, in accordance with the provisions of the CARES Act and the rules promulgated thereunder (the “Loan Program”). Each Borrower may apply to SNB for forgiveness of a portion of its SBA Loan if the Proceeds are used for payroll costs, mortgage interest payments, lease payments or utility payments. While we believe each Borrower has used the proceeds of its SBA Loan for purposes that would permit forgiveness of substantially all of its SBA Loan, no assurance can be provided that the SBA Loans will be forgiven in whole or in part.

Each Note provides for customary events of default and contains a cross default provision in the event of a default under one of our other loans with SNB. In the event of a default under a Note, SNB would have the right to declare any and all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If substantially all of the debt evidenced by the SBA Loans were to be accelerated, we may not have sufficient cash, be able to borrow sufficient funds or be able to sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations and financial condition.

Additionally, each Note is subject to the terms and conditions applicable to loans administered by the SBA under the Loan Program, which is subject to revisions and changes by the SBA and Congress. We may also be subject to CARES Act-specific lookbacks and audits that may be conducted by other federal agencies, including oversight bodies created under the CARES Act. Given that we received more than $2.0 million under our SBA Loans, we will be subject to an audit. Complying with such audit could divert management attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.1	Promissory Note dated May 6, 2020, between Sterling National Bank and Air Industries Machining Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q filed on May 15, 2020).

10.2	Promissory Note dated May 6, 2020, between Sterling National Bank and Nassau Tool Works Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q filed on May 15, 2020).

10.3	Promissory Note dated May 6, 2020, between Sterling National Bank and Sterling Engineering Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-Q filed on May 15, 2020).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2020

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)