Form 10-Q
period 2020-09-30
AIR INDUSTRIES GROUP
filed 2020-11-09
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020

or

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

Securities Registered pursuant to Section 12(b) of the Act

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

There were a total of 31,729,755 shares of the registrant’s common stock outstanding as of November 4, 2020.

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

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,460,000	$1,294,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,226,000 and $859,000	9,748,000	7,858,000
Inventory	32,840,000	28,646,000
Prepaid Expenses and Other Current Assets	394,000	447,000
Prepaid Taxes	6,000	-
Total Current Assets	44,448,000	38,245,000

Property and Equipment, Net	8,907,000	7,578,000
Operating Lease Right-Of-Use-Asset	3,625,000	3,623,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,621,000	1,481,000
Goodwill	163,000	163,000

TOTAL ASSETS	$58,764,000	$51,090,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations	$22,234,000	$15,682,000
Related Party Notes Payable	-	6,862,000
Accounts Payable and Accrued Expenses	11,362,000	8,105,000
Operating Lease Liabilities	694,000	697,000
Deferred Gain on Sale	38,000	38,000
Deferred Revenue	835,000	1,011,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary	200,000	200,000
Income Taxes Payable	-	27,000
Total Current Liabilities	35,363,000	32,622,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations	1,121,000	3,406,000
Related Party Notes Payable	6,018,000	-
Operating Lease Liabilities	4,100,000	4,235,000
Deferred Gain on Sale	190,000	219,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary	191,000	402,000
Deferred payroll tax liability - CARES Act	429,000	-
TOTAL LIABILITIES	47,412,000	40,884,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2020 and December 31, 2019.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 30,620,990 and 29,478,338 Shares Issued and Outstanding as of September 30, 2020 and December 31, 2019, respectively	30,000	29,000
Additional Paid-In Capital	79,582,000	77,434,000
Accumulated Deficit	(68,260,000)	(67,257,000)
TOTAL STOCKHOLDERS’ EQUITY	11,352,000	10,206,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,764,000	$51,090,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Sales	$13,662,000	$13,997,000	$35,603,000	$41,243,000

Cost of Sales	12,006,000	11,034,000	31,152,000	33,815,000

Gross Profit	1,656,000	2,963,000	4,451,000	7,428,000

Operating Expenses	1,896,000	1,808,000	6,064,000	5,842,000
Loss on abandonment of Leases	-	-	-	(275,000)

Income (Loss) from Operations	(240,000)	1,155,000	(1,613,000)	1,311,000

Interest Expense – Third Parties	(234,000)	(570,000)	(789,000)	(2,050,000)

Interest Expense - Related Parties	(125,000)	(265,000)	(378,000)	(740,000)

Other Income, Net	122,000	100,000	363,000	169,000

Income (Loss) before Provision for (Benefit from) Income Taxes	(477,000)	420,000	(2,417,000)	(1,310,000)

Provision for (Benefit from) Income Taxes	-	22,000	(1,414,000)	22,000
Income (Loss) from Continuing Operations	(477,000)	398,000	(1,003,000)	(1,332,000)
Loss from Discontinued Operations, net of tax	-	(211,000)	-	(139,000)
Net Income (Loss)	$(477,000)	$187,000	$(1,003,000)	$(1,471,000)
Net Income (Loss) per share – Basic
Continuing Operations	$(0.02)	$0.01	$(0.03)	$(0.05)
Discontinued Operations	$-	$(0.01)	$-	$-
Net Income (Loss) per share – Diluted
Continuing Operations	$(0.02)	$0.01	$(0.03)	$(0.05)
Discontinued Operations	$-	$(0.01)	$-	$-

Weighted Average Shares Outstanding - Basic - continuing operations	30,620,990	28,909,072	30,524,874	28,774,041
Weighted Average Shares Outstanding - Diluted - continuing operations	30,620,990	35,046,015	30,524,874	28,774,041
Weighted Average Shares Outstanding - Basic and Diluted - discontinued operations	30,620,990	28,909,072	30,524,874	28,774,041

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000
Common stock issued for directors’ fees	43,771	-	55,000	-	55,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	590,243	-	885,000	-	885,000
Stock Compensation Expense	-	-	140,000	-	140,000
Net Income	-	-	-	1,058,000	1,058,000
Balance, March 31, 2020	30,531,949	$30,000	$79,352,000	$(66,199,000)	$13,183,000

Common stock issued for directors’ fees	47,126	$-	$46,000	$-	$46,000
Stock Compensation Expense	-	-	74,000	-	74,000
Net Loss	-	-	-	(1,584,000)	(1,584,000)
Balance, June 30, 2020	30,579,075	$30,000	$79,472,000	$(67,783,000)	$11,719,000

Common stock issued for directors’ fees	41,915	$-	$58,000	$-	$58,000
Stock Compensation Expense	-	-	52,000	-	52,000
Net Loss	-	-	-	(477,000)	(477,000)
Balance, September 30, 2020	30,620,990	$30,000	$79,582,000	$(68,260,000)	$11,352,000

Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000
Common stock issued for directors’ fees	147,830	-	131,000	-	131,000
Costs related to issuance of stock	-	-	(58,000)	-	(58,000)
Stock Compensation Expense	-	-	233,000	-	233,000
Other Adjustments - Shares Issued	144,899	-	-	-	-
Other Adjustments - Fair Value allocation	-	-	(185,000)	-	(185,000)
Net Loss	-	-	-	(923,000)	(923,000)
Balance, March 31, 2019	28,685,582	$28,000	$76,222,000	$(65,446,000)	$10,804,000

Issuance of Common Stock	180,000	$1,000	$186,000	$-	$187,000
Stock Compensation Expense	-	-	93,000	-	93,000
Other Adjustments - Shares Issued	25,401	-	-	-	-
Share Issuance Costs	-	-	(55,000)	-	(55,000)
Net Loss	-	-	-	(735,000)	(735,000)
Balance, June 30, 2019	28,890,983	$29,000	$76,446,000	$(66,181,000)	$10,294,000

Common stock issued for directors’ fees	57,433	$-	$56,000	$-	$56,000
Issuance of Common Stock	2,778	-	-	-	-
Stock Compensation Expense	-	-	25,000	-	25,000
Other Adjustments - Rounding	-	(1,000)	-	-	(1,000)
Net Income	-	-	-	187,000	187,000
Balance, September 30, 2019	28,951,194	$28,000	$76,527,000	$(65,994,000)	$10,561,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,
(Unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,003,000)	$(1,471,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,920,000	2,085,000
Non-cash employee compensation expense	266,000	351,000
Non-cash directors compensation	159,000	95,000
Non-cash other income recognized	(302,000)	(198,000)
Non-cash interest expense	90,000	60,000
Non-cash deferred payroll tax expense - CARES Act	429,000	-
Abandonment of lease	-	275,000
Amortization of Right-of-Use Asset	366,000	352,000
Deferred gain on sale of real estate	(29,000)	(29,000)
Loss on sale of equipment	16,000	42,000
Amortization of debt discount on convertible notes payable	196,000	370,000
Bad debt expense	367,000	46,000
Amortization of deferred financing costs	73,000	-
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(2,257,000)	49,000
Inventory	(4,194,000)	(1,301,000)
Prepaid expenses and other current assets	53,000	(154,000)
Prepaid taxes	(6,000)	43,000
Deposits and other assets	(213,000)	(261,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,594,000	343,000
Operating lease liabilities	(506,000)	(441,000)
Income taxes payable	(27,000)	-
Deferred revenue	(176,000)	14,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,184,000)	270,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,471,000)	(397,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,471,000)	(397,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Sterling National Bank	3,340,000	-
Note payable - revolver - net – PNC	-	(597,000)
Payments of note payable - term notes - Sterling National Bank	(414,000)	-
Payments of note payable - term notes – PNC	-	(1,108,000)
SBA Loan Proceeds – SNB	2,414,000	-
Proceeds from sale of future proceeds from disposition of subsidiary	-	800,000
Transaction costs from sale of future proceeds from disposition of subsidiary	-	(3,000)
Payments of finance lease obligations	(11,000)	(899,000)
Share issuance costs	-	(113,000)
Proceeds from notes payable issuances- related party	-	500,000
Proceeds from issuance of common stock	984,000	-
Costs related to issuance of stock	(145,000)	-
Payments of related party notes payable	(1,032,000)	(16,000)
Payments of notes payable - third party	(100,000)	-
Payments of loan payable - financed assets	(215,000)	(116,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,821,000	(1,552,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	166,000	(1,679,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,294,000	2,012,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,460,000	$333,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2020	2019

Supplemental cash flow information
Cash paid for interest	$680,000	$1,260,000

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$642,000	$4,368,000
Operating Lease Liabilities under ASC 842	$642,000	$5,397,000
Write-off deferred rent under ASC 842	$-	$1,165,000
Acquisition of financed asset	$52,000	$-
Acquisition of property and equipment	$1,504,000	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in lieu of cash for services	$-	$187,000
Common Stock issued for conversion of note payable and accrued interest	$885,000	$-

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three and nine months ended September 30, 2020 and 2019, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”). The results of Eur-Pac Corporation (“EPC”) and Electronic Connection Corporation (“ECC”) are included in discontinued operations since operations ceased on March 31, 2019. See Note 2 for details of discontinued operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2019 was derived.

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

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, the Company’s facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Although the Company’s facilities are open, it was unable to operate at full capacity or achieve high levels of productivity particularly in the second calendar quarter of fiscal 2020 due to the implementation of enhanced safety procedures, increased employee absenteeism and intermittent closings of other businesses that supply goods or services to the Company. These impediments began to dissipate in the third calendar quarter. By September 2020 operating conditions were close to normal; however, business and operating conditions remain volatile.

Beginning in April 2020, the COVID–19 crisis resulted in a reduction to 2020 revenue and operating margins in portions of its business. This negative effect continued in May 2020 and to a lesser extent in June 2020. The decrease in revenue resulted from employee absenteeism, supplier disruption, changes in employee productivity, and related program delays or challenges. The Company and its employees, suppliers, customers and its global community continue to face tremendous challenges. While these challenges lessened in the third calendar quarter, the Company cannot predict how this dynamic situation will evolve or the impact it will have on the Company’s results of operations.

The Company has implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions have resulted in increased operating costs. In addition, a number of the Company’s suppliers and customers have intermittently suspended or otherwise reduced their operations, and the Company is experiencing some supply chain challenges. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. The challenges with our suppliers have been ameliorated during the third quarter and their operations have substantially returned to normal. During the three months ended June 30, 2020, we had large numbers of employees working remotely. As of September 30, 2020 essentially all employees have returned to work at our facilities.

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

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with Sterling National Bank (“SNB”) as the lender in an aggregate principal amount of approximately $2.4 million (“SBA Loans”). Each SBA Loan is evidenced by a promissory note. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrower has applied to SNB for forgiveness and SNB has approved and submitted the forgiveness application to the SBA for final approval in accordance with the applicable provisions of the federal statute authorizing the Loan Program. See Note 6.

The Company has elected to defer the deposit and payment of employer’s portion of Social Security taxes pursuant to Section 2302 of the CARES Act. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of September 30, 2020, the Company has deferred $429,000, which is classified as Deferred payroll tax liability – CARES Act on the accompanying Condensed Consolidated Balance Sheet.

In addition, as a result of the passage of the CARES Act, the Company received a tax refund of $1,416,000 from the filing of a net operating loss carryback claim. See Note 10.

The Company believes that based on its confirmed orders, funds generated from operations, amounts received under government subsidized loan programs and amounts available under its credit facility, it will have sufficient cash on hand to support its activities through November 1, 2021.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company disposed of its EPC and ECC subsidiaries in March 2019. As required, the Company has retrospectively recast its condensed consolidated statements of operations for the 2019 period presented. As such, these businesses are reported as discontinued operations for the three and nine months ended September 30, 2019. The Company has not segregated the cash flows of these businesses in the condensed consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

The following table presents the results of discontinued operations presented separately in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(unaudited)	(unaudited)
Net revenue	$-	$132,000
Cost of goods sold	-	105,000
Gross profit	-	27,000
Operating expenses:
Selling, general and administrative	100,000	155,000
Loss from operations	(100,000)	(128,000)
Interest expense	-	(1,000)
Other expense	(111,000)	(10,000)
Loss from discontinued operations before income taxes	(211,000)	(139,000)

Provision for income taxes	-	-
Loss from discontinued operations, net of income tax	$(211,000)	$(139,000)

Non-cash operating amounts for discontinued operations for the three and nine months ended September 30, 2019 include depreciation and amortization of $0 and $6,000, respectively. There were no capital expenditures for discontinued operations for both the three and nine months ended September 30, 2019. There were no other significant non-cash operating amounts or investing items of the discontinued operations for the period.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. Historically, in each period, substantially all of the inventory value has been estimated using a gross profit percentage based on annual gross profit percentages of the immediately preceding year as applied to the net sales of the current period. During the three months ended September 30, 2020, the Company determined that its gross profits by segment were below its 2019 gross profit percentages and accordingly has adjusted margins to less than those of 2019. Adjustments to reconcile the annual physical inventory to the Company’s books are recorded in the fourth quarter.

Credit and Concentration Risks

There were three customers that represented 70.6% and two customers that represented 61.7% of total net sales for the three months ended September 30, 2020 and 2019, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
1	25.8	35.0
2	23.2	26.7
3	21.6	*

*	Customer was less than 10% of sales for the three months ended September 30, 2019.

There were three customers that represented 74.2% and 73.4% of total sales for the nine months ended September 30, 2020 and 2019, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
1	32.1	31.1
2	28.2	31.0
3	13.9	*
4	*	11.3

*	Customer was less than 10% of sales for the nine months ended September 30, 2020 and 2019.

There were two customers that represented 63.6% and three customers that represented 67.8% of gross accounts receivable at September 30, 2020 and December 31, 2019, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September 30, 2020	December 31, 2019
	(Unaudited)
1	34.6	32.7
2	29.0	10.0
3	*	25.1

*	Customer was less than 10% of accounts receivable sales at September 30, 2020.

Cash and Cash Equivalents

During the year, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC insurance limit. The Company has not experienced any losses on these accounts.

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

The following is the calculation of net (loss) income applicable to common stockholders utilized to calculate the EPS:

	Three Months Ended		Nine Months Ended
	Sept 30, 2020	Sept 30, 2019	Sept 30, 2020	Sept 30, 2019
Continuing Operations	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (loss) from continuing operations	$(477,000)	$398,000	$(1,003,000)	$(1,332,000)
Add: Convertible Note Interest for Potential Note Conversion	-	120,000	-	-

Income (loss) used to calculate earnings per share	$(477,000)	$518,000	$(1,003,000)	$(1,332,000)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Continuing Operations	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	30,620,990	28,909,072	30,524,874	28,774,041
Effect of dilutive stock options and warrants	-	131,458	-	-
Effect of dilutive convertible notes payable	-	6,005,485	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	30,620,990	35,046,015	30,524,874	28,774,041

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three and Nine Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Stock Options	163,000	852,000
Warrants	1,423,000	2,183,000
	1,586,000	3,035,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares during the periods set forth below because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock Options	1,696,000	-	1,696,000	500,000
Warrants	760,000	-	760,000	-
Convertible notes payable	5,092,000	-	5,092,000	6,005,000
	7,548,000	-	7,548,000	6,505,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $52,000 and $25,000 for the three months ended September 30, 2020 and 2019, respectively, and $266,000 and $351,000 for the nine months ended September 30, 2020 and 2019, respectively. Stock compensation expense for directors amounted to $58,000 and $56,000 for the three months ended September 30, 2020 and 2019, respectively and $159,000 and $187,000 for the nine months ended September 30, 2020 and 2019, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at September 30, 2020 and December 31, 2019 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The COVID-19 pandemic was a triggering event for testing whether goodwill has been impaired. The Company performed a qualitative assessment and determined it is more likely than not that the fair value exceeds the carrying value of $163,000 as of September 30, 2020. The Company will continue to monitor the impacts of the COVID-19 pandemic in future quarters. Changes in the Company’s forecasts or further decreases in the value of its common stock could cause book values to exceed fair values which may result in goodwill impairment charges in future periods.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements.

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

Note 4. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,650,000	1,650,000	31.50 years
Machinery and Equipment	14,861,000	12,251,000	5 - 8 years
Finance Lease Machinery and Equipment	6,546,000	6,495,000	5 - 8 years
Tools and Instruments	11,612,000	11,021,000	1.50 - 7 years
Automotive Equipment	148,000	177,000	5 years
Furniture and Fixtures	290,000	290,000	5 - 8 years
Leasehold Improvements	530,000	530,000	Term of Lease
Computers and Software	436,000	425,000	4 - 6 years
Total Property and Equipment	36,373,000	33,139,000
Less: Accumulated Depreciation	(27,466,000)	(25,561,000)
Property and Equipment, net	$8,907,000	$7,578,000

Depreciation expense for the three months ended September 30, 2020 and 2019 was $576,000 and $712,000, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1,920,000 and $2,085,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2020 and 2019. Accumulated depreciation on these assets was approximately $6,359,000 and $5,936,000 as of September 30, 2020 and December 31, 2019, respectively.

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

NTW’s warehouse lease was terminated in May 2020 by its landlord under the terms of its lease agreement. Additionally, the Company entered into a new lease agreement for warehouse space in Bohemia, NY. The new lease term commenced on April 1, 2020 and expires on May 31, 2025. During the first year of the lease, the monthly rent is $10,964 and increases 3% each year thereafter. The final two months are equal installments of $1,746.

Rent expense for the three months ended September 30, 2020 and 2019 was $280,000 and $310,000, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $892,000 and $936,000, respectively.

September 30,
2020
Weighted Average Remaining Lease Term - in years	5.77
Weighted Average discount rate - %	8.88%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

September 30, 2020
For the twelve months ended December 31,	(unaudited)
December 31, 2020 (remaining three months)	$271,000
December 31, 2021	1,080,000
December 31, 2022	1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
Thereafter	1,722,000
Total future minimum lease payments	6,188,000
Less: discount	(1,394,000)
Total operating lease maturities	4,794,000
Less: current portion of operating lease liabilities	(694,000)
Total long term portion of operating lease maturities	$4,100,000

Note 6. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable and finance lease obligations at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)
Revolving credit note payable to Sterling National Bank (“SNB”)	$15,883,000	$12,543,000
Term loan, SNB	3,386,000	3,800,000
Finance lease obligations	12,000	22,000
Loans Payable - financed assets	220,000	385,000
Related party notes payable, net of debt discount	6,018,000	6,862,000
Convertible notes payable-third parties, net of debt discount	1,440,000	2,338,000
SBA loans	2,414,000	-
Subtotal	29,373,000	25,950,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(22,234,000)	(22,544,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$7,139,000	$3,406,000

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

On November 6, 2020, the Company entered into the First Amendment to Loan and Security Agreement (“First Amendment”). The terms of the agreement increase the Term Loan to $5,685,000. The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. Additionally, the date by which certain subordinated third-party notes need to be extended by was changed from September 30, 2020 to November 30, 2020. The Company has paid an amendment fee of $20,000.

The Company may voluntarily prepay balances under the SNB Facility. Any prepayment of less than all of the outstanding principal of the SNB term loan is applied to the principal of the SNB term loan.

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. The SNB Loan Agreement required the Company by September 30, 2020, to either (i) extend the maturity date of certain subordinate convertible notes to a date more than six months after December 31, 2022 or alternatively (ii) convert these notes to common stock of the Company. As of September 30, 2020, the Company was not in compliance with all loan covenants. As a result, the full balance due under the term note was classified as a current liability in the condensed consolidated balance sheet as of September 30, 2020. In connection with the First Amendment, the bank waived all events of default identified as of and through September 30, 2020. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

The aggregate payments for the term note at September 30, 2020 are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$136,000
December 31, 2021	543,000
December 31, 2022	2,759,000
SNB Term Loans payable	3,438,000
Less: debt issuance costs	(52,000)
Total SNB Term loan payable, net of debt issuance costs	3,386,000
Less: Current portion of SNB term loan payable	3,386,000
Total long-term portion of SNB term loan payable	$-

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan will bear an interest rate equal to 30-day LIBOR (with a 1% floor) plus 2.5%. The average interest rate charged during the period ended September 30, 2020 was 3.5%.

As of September 30, 2020, our debt to SNB in the amount of $19,269,000 consisted of the SNB revolving line of credit note in the amount of $15,883,000 and the SNB term loan in the amount of $3,386,000. As of December 31, 2019, our debt to SNB in the amount of $16,343,000 consisted of the SNB revolving line of credit note in the amount of $12,543,000 and the SNB term loan in the amount of $3,800,000.

Interest expense related to the SNB Facility amounted to approximately $147,000 for the three months ended September 30, 2020, and $420,000 for the nine months ended September 30, 2020.

PNC Bank N.A. (“PNC”)

The Company previously maintained a financing facility with PNC. Under such facility, substantially all of the Company’s assets were pledged as collateral. The PNC Facility provided for a $15,000,000 revolving line of credit (“PNC revolving line of credit”) and a term loan (“PNC term loan”).

Interest expense related to the PNC Facility amounted to approximately $391,000 for the three months ended September 30, 2019 and $954,000 for the nine months ended September 30, 2019.

On December 31, 2019, both the PNC revolving line of credit and PNC term loan were paid in full and all assets that were previously pledged as collateral were released.

Loans Payable – Financed Assets

The Company financed the 2019 acquisition of manufacturing equipment with a third-party loan. The loan obligation totaled $170,000 and $385,000 as of September 30, 2020 and December 31, 2019, respectively and bears interest at 3% per annum.

The Company has also borrowed to purchase a delivery vehicle in July 2020. The loan obligation totaled $50,000 and $0 as of September 30, 2020 and December 31, 2019, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of these loans are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$75,000
December 31, 2021	106,000
December 31, 2022	9,000
December 31, 2023	9,000
December 31, 2024	9,000
Thereafter	12,000
Loans Payable - financed assets	220,000
Less: Current portion	179,000
Long-term portion	$41,000

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

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich. The shares were valued at $1.01 per share or $182,000. The costs have been recorded as a debt discount, and are being accreted over the revised term. In connection with the SNB Facility, Michael and Robert Taglich agreed to extend the maturity date of the 2019 Notes to December 31, 2020.

Private Placements of 8% Subordinated Convertible Notes

From November 23, 2016 through March 21, 2017, the Company received gross proceeds of $4,775,000, of which $1,950,000 were received from Robert and Michael Taglich, from the sale of an equal principal amount of its 8% Subordinated Convertible Notes (the “8% Notes”), together with warrants to purchase a total of 383,080 shares of its common stock, in private placement transactions with accredited investors (the “8% Note Offerings”). In connection with the offering of the 8% Notes, the Company issued 8% Notes in the aggregate principal amount of $382,000 to Taglich Brothers, Inc., placement agent for the 8% Note Offerings, in lieu of payment of cash compensation for sales commissions, together with warrants to purchase a total of 180,977 shares of common stock. Payment of the principal and accrued interest on the 8% Notes are junior and subordinate in right of payment to our indebtedness under the SNB Facility.

Interest on the 8% Notes is payable on the outstanding principal amount thereof at the annual rate of 8%, payable quarterly commencing February 28, 2017, in cash, or at the Company’s option, in additional 8% Notes, provided that if accrued interest payable on $1,269,000 principal amount of the 8% Notes issued in December 2016 is paid in additional 8% Notes, interest for that quarterly interest payment shall be calculated at the rate of 12% per annum. Upon the occurrence and continuation of an event of default, interest shall accrue at the rate of 12% per annum.

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $6,018,000 and $6,862,000, as of September 30, 2020 and December 31, 2019, respectively. Unamortized debt discounts related to these notes amounted to $38,000 and $226,000 as of September 30, 2020 and December 31, 2019, respectively. Interest incurred on these related party notes amounted to approximately $125,000 and $265,000 for the three months ended September 30, 2020 and 2019, respectively, and $378,000 and $740,000 for the nine months ended September 30, 2020 and 2019 respectively. Amortization of debt discount incurred on these related party notes amounted to approximately $38,000 and $76,000 for the three months ended September 30, 2020 and 2019, respectively and $189,000 and $227,000 for the nine months ended September 30, 2020 and 2019, respectively. The amortization of the debt discount is included in interest and financing costs in the Condensed Consolidated Statement of Operations.

Per the terms of the SNB Facility, the maturity date of all related party notes has been extended to July 1, 2023 and are subordinated to the SNB Facility. There are no principal payments due on these notes until such time.

Convertible Notes Payable – Third Parties

8% Notes payable to third parties totaled $1,440,000 and $2,338,000, as of September 30, 2020 and December 31, 2019, respectively. Interest incurred on the 8% Notes amounted to approximately $38,000 and $63,000 for the three months ended September 30, 2020 and 2019, respectively, and $118,000 and $319,000 for the nine months ended September 30, 2020 and 2019, respectively. Unamortized debt discounts related to these notes amounted to $0 and $7,000 as of September 30, 2020 and December 31, 2019, respectively. Amortization of debt discount on the 8% Notes amounted to approximately $0 and $3,000 for the three months ended September 30, 2020 and 2019, respectively, and $7,000 and $131,000 for the nine months ended September 30, 2020 and 2019, respectively. These costs are included in interest and financing costs in the Condensed Consolidated Statement of Operations.

All convertible notes with third parties are due on December 31, 2020 and are subordinated to the SNB Facility. There are no principal payments due on these notes until such time.

Per the terms of the SNB Facility, as amended, prior to November 30, 2020, the maturity date of each third party convertible note payable must be extended to a date that is more than six months after December, 30, 2022 or converted into common stock of the Company.

On November 3, 2020 third party holders of $1,225,000 principal of the 8% Notes with accrued interest thereon of $210,282 converted their notes into 1,063,272 shares of common stock at a per share price of $1.35.

SBA Loans

In May 2020, AIM, NTW and Sterling entered into SBA Loans with SNB as the lender in an aggregate principal amount of $2,414,000 all of which remains outstanding. Each SBA Loan is evidenced by a Note. Subject to the terms of the Note, the SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). Each Note provides for customary events of default including, among other things, cross-defaults on any other loan with SNB. Each SBA Loan may be accelerated upon the occurrence of an event of default.

The Company has elected to treat the SBA Loans as debt under FASB ASC 470. As such, the Company will derecognize the liability only when the loans are forgiven in whole or in part and the Company is legally released or repays the loans.

The Company used the $2,414,000 of loans for allowed payroll and benefits expenses and expects the majority of the loans, if not all, will be forgiven. The Company has applied to the SNB for forgiveness and SNB has approved the application and submitted it to the SBA for final approval in accordance with the applicable provisions of the federal statute authorizing the Loan Program. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to SNB, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part. In addition, as a borrower that received over $2 million, the Company expects to be subject to an audit to review our eligibility under the Loan Program. The timing and scope of the audit remains unclear and as a result, the Company is not able to forecast when it can expect a decision on loan forgiveness. The Company does not expect the audit will impact its eligibility for forgiveness under the program.

If the loans are not ultimately forgiven, the future minimum loan payments are as follows:

For the twelve months ending	Amount
December 31, 2020 (remainder of the year)	$133,000
December 31, 2021	1,607,000
December 31, 2022	674,000
Total SBA Loans	2,414,000
Less: Current portion of SBA Loans	1,337,000
Long-term portion of SBA Loans	$1,077,000

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

The Company recognized $91,000 and $89,000 of non-cash income for the three months ended September 30, 2020 and 2019, respectively, and $302,000 and $198,000 of non-cash income for the nine months ended September 30, 2020 and 2019, respectively, reflected in “Other income, net” on the condensed consolidated statement of operations. Additionally, the Company recorded $26,000 and $27,000 of related non-cash interest expense related to the Purchase Agreement, for the three months ended September 30, 2020 and 2019, respectively, and $90,000 and $60,000 for the nine months ended September 30, 2020 and 2019, respectively.

The table below shows the activity within the liability account for the nine months ended September 30, 2020:

Liabilities related to sale of future proceeds from disposition of subsidiaries - as of December 31, 2019	$603,000
Non-Cash other income recognized	(302,000)
Non-Cash interest expense recognized	90,000
Liabilities related to sale of future proceeds from disposition of subsidiary - as of September 30, 2020	391,000
Less: unamortized transaction costs	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$388,000

Note 8. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

In January 2020, the Company issued and sold 419,597 shares of its common stock for gross proceeds of $984,000 pursuant to a Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

The Company issued 41,915 and 57,433 shares of common stock in lieu of cash payments for director fees for the three months ended September 30, 2020 and 2019, respectively, and 132,812 and 205,263 for the nine months ended September 30, 2020 and 2019, respectively.

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

On October 1, 2020, the court issued an order which stated that “CPI must commence a special proceeding to obtain the relief” sought by its Motion despite the fact that the stipulation of discontinuance entered into by CPI and the Company with respect to the action to enforce the SPA commenced by CPI on July 5, 2018, provided that the court would retain jurisdiction over the case. The court stated further that a special proceeding requires pleadings consisting of, among others, a petition which complies with the requirements for a complaint in an action and an answer. Since CPI brought the action in the form of a motion and not a complaint, neither party complied with the pleading requirements which the court stated is required. Consequently, the court denied CPI’s Motion and denied the Company’s cross motion to vacate BDO’s determination and conduct discovery.

The court’s decision does not resolve the Company’s dispute with CPI. CPI’s Motion was denied for procedural issues and the court did not consider the substance of the dispute. CPI, among other options, may choose to appeal this decision or commence a new proceeding. In either event, the Company intends to contest vigorously any claim CPI may make based on the BDO report.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement. As of September 30, 2020, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

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

Note 10. INCOME TAXES

The Company recorded no federal income tax expense for the three and nine months ended September 30, 2020 and 2019 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As a result of the passage of the CARES Act, the Company received $1,416,000 from the filing of a net operating loss carryback claim. The Company is currently evaluating the impact of other provisions of the CARES Act on its accounting for income taxes and does not believe it has a material impact at this time.

The Company recorded no other federal income tax benefit for both of the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, and December 31, 2019, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The Company divides its operations into two operating segments: Complex Machining which consists of AIM and NTW and Turbine Engine Components which consists of Sterling. Along with the Company’s operating subsidiaries, the Company reports the results of its corporate division as an independent segment.

For reporting purposes, EPC and ECC have been classified as discontinued operations for the three and nine months ending September 30, 2019.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferor’s cost, and there is no intercompany profit or loss on intersegment transfers. We evaluate performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s operating segments for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,423,000	$12,283,000	$31,795,000	$36,402,000
Gross Profit	1,735,000	2,762,000	4,584,000	7,070,000
Pre Tax Income from continuing operations	912,000	2,003,000	2,072,000	4,797,000
Assets	52,963,000	45,033,000	52,963,000	45,033,000

TURBINE ENGINE COMPONENTS
Net Sales	1,239,000	1,714,000	3,808,000	4,841,000
Gross Profit (Loss)	(79,000)	201,000	(133,000)	358,000
Pre Tax Loss from continuing operations	(251,000)	(11,000)	(594,000)	(292,000)
Assets	3,941,000	5,122,000	3,941,000	5,122,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Loss from continuing operations	(1,138,000)	(1,572,000)	(3,895,000)	(5,815,000)
Assets	1,860,000	596,000	1,860,000	596,000

CONSOLIDATED
Net Sales	13,662,000	13,997,000	35,603,000	41,243,000
Gross Profit	1,656,000	2,963,000	4,451,000	7,428,000
Pretax net income (loss) from continuing operations	(477,000)	420,000	(2,417,000)	(1,310,000)
Provision for (benefit from) Income Taxes	-	22,000	(1,414,000)	22,000
Loss from Discontinued Operations, net of taxes	-	(211,000)	-	(139,000)
Net Income (Loss)	(477,000)	187,000	(1,003,000)	(1,471,000)
Assets	$58,764,000	$50,751,000	$58,764,000	$50,751,000

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

Business Overview

The financial statements contained in this report as well as the discussion below principally reflect the status of our business and the results of our operations as of September 30, 2020.

Air Industries Machining, Corp. (“AIM”) became a public company in 2005 and we are an aerospace company operating primarily in the defense industry. Our Complex Machining segment manufactures structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high-profile military and commercial aircraft including the Sikorsky UH-60 Blackhawk, Lockheed Martin F-35 Joint Strike Fighter, Northrop Grumman E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing 777 and Airbus 380 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground-power turbine applications.

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

We are currently focused on positioning our business to obtain profitability, achieve positive cash flow and we remain resolute on meeting customers’ needs. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion. In fiscal 2020, in order to take advantage of the long-term growth opportunities we see in our markets, we made significant capital investments in new equipment. Additionally, we expanded our operations and manufacturing cells located in our Connecticut facility. We believe these investments will increase the volume and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. We are pleased with the positive responses received from our customers to date.

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

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Although our facilities are open, we were unable to operate at full capacity or achieve high levels of productivity particularly in the second calendar quarter due to the implementation of enhanced safety procedures, increased employee absenteeism and intermittent closings of other businesses that supply goods or services to us. By September operating conditions were close to normal.

Our Company, employees, suppliers and customers, and our global community are facing tremendous challenges and we cannot predict how this dynamic situation will evolve or the impact it will have.

We have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing. These actions have resulted in increased operating costs. In addition, a number of our suppliers and customers have intermittently suspended or otherwise reduced their operations, and we are experiencing some supply chain challenges. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. During the three months ended June 30, 2020 we had large numbers of employees working remotely. By September 30, 2020, essentially all employees have returned to work at our facilities.

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

We divide our operations into two operating segments: Complex Machining and Turbine Engine Components. Along with our operating subsidiaries, we report the results of our corporate office as an independent segment.

EPC and ECC were closed on March 31, 2019, and are classified as discontinued operations for the three and nine months ending September 30, 2019.

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

Selected Financial Information:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$13,662,000	$13,997,000	$35,603,000	$41,243,000
Cost of sales	12,006,000	11,034,000	31,152,000	33,815,000
Gross profit	1,656,000	2,963,000	4,451,000	7,428,000
Operating expenses and interest and financing costs	2,255,000	2,643,000	7,231,000	8,632,000
Loss on abandonment of leases	-	-	-	(275,000)
Other income, net	122,000	100,000	363,000	169,000
Provision for (benefit from) income taxes	-	22,000	(1,414,000)	22,000
Income (Loss) from continuing operations	$(477,000)	$398,000	$(1,003,000)	$(1,332,000)

Balance Sheet Data:

	September 30,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$1,460,000	$1,294,000
Working capital	$9,085,000	$5,623,000
Total assets	$58,764,000	$51,090,000
Total stockholders’ equity	$11,352,000	$10,206,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,423,000	$12,283,000	$31,795,000	$36,402,000
Gross Profit	1,735,000	2,762,000	4,584,000	7,070,000
Pre Tax Income from continuing operations	912,000	2,003,000	2,072,000	4,797,000
Assets	52,963,000	45,033,000	52,963,000	45,033,000

TURBINE ENGINE COMPONENTS
Net Sales	1,239,000	1,714,000	3,808,000	4,841,000
Gross (Loss) Profit	(79,000)	201,000	(133,000)	358,000
Pre Tax Loss from continuing operations	(251,000)	(11,000)	(594,000)	(292,000)
Assets	3,941,000	5,122,000	3,941,000	5,122,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Pre Tax Loss from continuing operations	(1,138,000)	(1,572,000)	(3,895,000)	(5,815,000)
Assets	1,860,000	596,000	1,860,000	596,000

CONSOLIDATED
Net Sales	13,662,000	13,997,000	35,603,000	41,243,000
Gross Profit	1,656,000	2,963,000	4,451,000	7,428,000
Pretax net income (loss) from continuing operations	(477,000)	420,000	(2,417,000)	(1,310,000)
Provision for (benefit from) Income Taxes	-	22,000	(1,414,000)	22,000
Loss from Discontinued Operations, net of taxes	-	(211,000)	-	(139,000)
Net Income (Loss)	(477,000)	187,000	(1,003,000)	(1,471,000)
Assets	$58,764,000	$50,751,000	$58,764,000	$50,751,000

Results of Operations for the three months ended September 30, 2020

Net Sales:

Consolidated net sales for the three months ended September 30, 2020 were $13,662,000, a decrease of $335,000, or 2.4%, compared with $13,997,000 for the three months ended September 30, 2019. Net sales of our Complex Machining segment were $12,423,000 in the three months ended September 30, 2020, an increase of $140,000, or 1.1%, from $12,283,000 in the three months ended September 30, 2019. Net sales in our Turbine Engine Components segment for the three months ended September 30, 2020 were $1,239,000, a decrease of $475,000, or 27.7%, compared with $1,714,000 for the three months ended September 30, 2019. The decrease at our Turbine Engine Components segment was directly attributable to the negative business impacts caused by COVID-19.

As indicated in the table below, three customers represented 70.6% and two customers represented 61.7% of total sales for the three months ended September 30, 2020 and September 30, 2019, respectively.

Customer	Percentage of Sales
	2020	2019
	(unaudited)	(unaudited)
Sikorsky Aircraft	25.8%	35.0%
Goodrich Landing Gear Systems	23.2%	26.7%
United States Government	21.6%	*

*	Customer was less than 10% of sales for the three months ended September 30, 2019.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2020 was $1,656,000, a decrease of $1,307,000, or 44.1%, as compared to gross profit of $2,963,000 for the three months ended September 30, 2019. Consolidated gross profit as a percentage of sales was 12.1% and 21.2% for the three months ended September 30, 2020 and 2019, respectively. These decreases were directly attributable to the negative business impact of COVID-19 which resulted in significant operating inefficiencies and increased safety related costs.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2020 were $359,000 a decrease of $476,000 or 57.0% compared to $835,000 for the three months ended September 30, 2019. This decrease was due to lower interest rates and finance costs under the Company’s new credit facility (“SNB Facility”) with SNB, which replaced the Company’s previous credit facility (“PNC Facility”) with PNC Bank N.A. (“PNC”) as of December 31, 2019.

Operating Expense

Consolidated operating expenses for the three months ended September 30, 2020 totaled $1,896,000 and increased by $88,000 or 4.9% compared to $1,808,000 for the three months ended September 30, 2019.

Net (Loss) Income

Net loss for the three months ended September 30, 2020 was $477,000, compared to a net income of $187,000 for the three months ended September 30, 2019. The net loss was largely attributable to the impact of COVID-19 as discussed above. Losses for the three months ended September 30, 2020 from continuing operations were $477,000 compared to income of $398,000 from continuing operations for the three months ended September 30, 2019. Our net income for the three months ended September 30, 2019 includes a net loss from the discontinued operations of EPC and ECC in the amount of $211,000.

Results of Operations for the nine months ended September 30, 2020

Net Sales:

Consolidated net sales for the nine months ended September 30, 2020 were $35,603,000, a decrease of $5,640,000, or 13.7%, compared with $41,243,000 for the nine months ended September 30, 2019. Net sales of our Complex Machining segment were $31,795,000 in the nine months ended September 30, 2020, a decrease of $4,607,000, or 12.7%, from $36,402,000 in the nine months ended September 30, 2019. Net sales in our Turbine Engine Components segment were $3,808,000 for the nine months ended September 30, 2020, a decrease of $1,033,000, or 21.3% compared with $4,841,000 for the nine months ended September 30, 2019. These decreases were directly attributable to the negative business impacts caused by COVID-19.

As indicated in the table below, three customers represented 74.2% and 73.4% of total sales for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Customer	Percentage of Sales
	2020	2019
	(unaudited)	(unaudited)
Sikorsky Aircraft	32.1%	31.1%
Goodrich Landing Gear Systems	28.2%	31.0%
United States Government	13.9%	*
Rohr	*	11.3%

*	Customer was less than 10% of sales for the nine months ended September 30, 2020 and 2019.

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2020 was $4,451,000, a decrease of $2,977,000, or 40.1%, as compared to gross profit of 7,428,000 for the nine months ended September 30, 2019. Consolidated gross profit as a percentage of sales was 12.5% and 18.0% for the nine months ended September 30, 2020 and 2019, respectively. These decreases were directly attributable to the negative business impacts of COVID-19 which resulted in significant operating inefficiencies and increased safety related costs.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2020 were $1,167,000 a decrease of $1,623,000 or 58.2% compared to $2,790,000 for the nine months ended September 30, 2019. This decrease was due to lower interest rates and finance costs under SNB Facility, which replaced the PNC Facility as of December 31, 2019.

Operating Expense

Consolidated operating expenses for the nine months ended September 30, 2020 totaled $6,064,000 and increased by $222,000 or 3.8% compared to $5,842,000 for the nine months ended September 30, 2019.

Net Loss

Net loss for the nine months ended September 30, 2020 was $1,003,000, compared to a net loss of $1,471,000 for the nine months ended September 30, 2019, for the reasons discussed above. Losses for the nine months ended September 30, 2020 from continuing operations were $1,003,000 compared to losses of $1,332,000 from continuing operations for the nine months ended September 30, 2019. Our net loss for the nine months ended September 30, 2019 includes a net loss from the discontinued operations of EPC and ECC in the amount of $139,000.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in April 2020 the COVID–19 crisis resulted in a reduction to revenue and operating margins in portions of our business. This negative effect continued in May 2020 and to a somewhat lesser extent in June 2020. The decrease in revenue for the second quarter resulted from employee absenteeism, supplier disruption, changes in employee productivity, and related program delays or challenges. By September 30, 2020, essentially all employees had returned to work at our facilities. The challenges with our suppliers have largely been ameliorated and their operations have substantially returned to normal.

With respect to the remainder of 2020 and 2021, the negative impact COVID-19 may have on the broader global economy and the pace of the economic recovery and the aerospace industry is unknown. Given the unknown magnitude of the depth and duration of this crisis, we anticipate a more challenging macroeconomic environment in the remainder of the year.

Although the impact of COVID-19 on the commercial aerospace industry has been severe, the defense aerospace industry has not been as adversely impacted. We continue to have a substantial backlog. We believe that the contraction in commercial demand may result in orders being shifted to suppliers who are in a position to maintain their operations despite the impact of COVID-19. We have made capital investments in new machinery aggregating $2.5 million for four state-of-the-art machines. One machine was delivered in September and is fully operational, the balance of the machines are expected to be fully operational by December 31, 2020. In connection with these capital investments, we expanded our operations in Connecticut. We believe these investments will increase the volume and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. We are pleased with the positive responses received to-date from our customers.

Although COVID-19 did negatively impact our liquidity, we took advantage of US government incentive programs to improve our liquidity as discussed below. These actions should help mitigate COVID-19 related negative impacts to our operating cash flows for the remainder of the year. Nevertheless, our cash flows from operations could be affected by various risks and uncertainties, including, but not limited to the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A of this Quarterly Report.

1)	Received Low Interest Loans from the SBA – In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with SNB in an aggregate principal amount of $2.4 million (“SBA Loans”). Subject to the terms of the note evidencing each loan (the “Notes”), each SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the Federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”).

2)	Applied for and Expect Forgiveness of the SBA Loans – In accordance with U.S. government regulations we have applied to SNB for forgiveness of each Loan in full and SNB has approved the applications and submitted them to the SBA for final approval. We expect our SBA Loans which approximate $2,414,000 as of September 30, 2020, to be ultimately forgiven.

3)	Deferred Certain Tax Payments – In accordance with Section 2302 of the CARES Act, we have elected to defer the deposit and payment of the employer’s portion of Social Security taxes. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of September 30, 2020, we deferred $429,000, which is included in Deferred payroll tax liability – CARES Act on the accompanying Condensed Consolidated Balance Sheet.

4)	Received a Net Operating Loss Refund – Pursuant to the CARES Act, we filed a net operating loss carryback claim for $1,416,000, which was received during the second quarter of this year.

In addition to the support received through the CARES Act, the U.S. Department of Defense has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and worked performed on relevant contracts.

We have taken the following additional significant steps to improve our liquidity:

1)	Entered into a Lower Cost Financing Facility – On December 31, 2019, we entered into the SNB Facility which expires on December 30, 2022. The SNB Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”). Proceeds from the SNB Facility repaid our outstanding PNC Facility.

The formula to determine the amounts of revolving advances permitted to be borrowed under the SNB revolving line of credit is based on a percentage of eligible receivables and inventory (as defined in the SNB Facility).

Prior to the increase in the SNB term loan described below, the SNB term loan provided for monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. In addition, for so long as the SNB term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year, beginning with the year ending December 31, 2020, we shall pay to SNB an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such Fiscal Year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Lender and applied to the outstanding principal balance of the term loan, on or prior to April 15 of the Fiscal Year immediately following such Fiscal Year.

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. The SNB Facility required us by September 30, 2020, to cause the holders of certain subordinated convertible notes to either (i) extend the maturity date of such notes to a date more than six months after December 31, 2022, or (ii) convert the notes into common stock of the Company. As of September 30, 2020, we were not in compliance with all loan covenants. In connection with the First Amendment, the bank waived all events of default identified as of and through September 30, 2020. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

2)	Increased Term Loan to modernize equipment - On November 6, 2020, we entered into the First Amendment to Loan and Security Agreement, increasing the Term Loan to $5,685,000. This allowed us to finance the acquisition of the new equipment at what we believe to be a reasonable interest rate.

The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. Additionally, the date by which certain subordinated third party notes need to be extended by was changed from September 30, 2020 to November 30, 2020. We have paid an amendment fee of $20,000.

As of September 30, 2020, our debt to SNB in the amount of $19,269,000 consisted of the SNB revolving line of credit note in the amount of $15,883,000 and the SNB term loan in the amount of $3,386,000.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$(3,184,000)	$270,000
Investing activities	(1,471,000)	(397,000)
Financing activities	4,821,000	(1,552,000)
Net increase (decrease) in cash and cash equivalents	$166,000	$(1,679,000)

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2020, cash used in operating activities was $3,184,000. This was the result of our net loss of $1,003,000, offset by $3,551,000 of non-cash items consisting of depreciation of property and equipment of $1,920,000, amortization of debt discount on convertible notes payable of $196,000, amortization of right-of-use assets of $366,000, non-cash employee compensation expense of $266,000, non-cash deferral payroll tax expense – CARES Act of $429,000, bad debt expense of $367,000 and other non-cash items totaling $7,000.

Operating assets and liabilities used cash in the net amount of $5,732,000 consisting of net increases in inventory, accounts receivable, prepaid taxes and deposits and other assets in the amounts of $4,194,000, $2,257,000, $6,000 and $213,000, respectively, and decreases in operating lease liabilities of $506,000, deferred revenue of $176,000 and income taxes payable of $27,000, partially offset by a decrease in prepaid expenses in the amount of $53,000, and an increase in accounts payable and accrued expense of $1,594,000.

Cash Used in Investing Activities

For the nine months ended September 30, 2020, cash used in investing activities was $1,471,000. This was comprised of the purchase of equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, amounts borrowed pursuant to the CARES Act, increases in and repayments of financing lease obligations and other notes payable, and the proceeds from the sale of our equity offset by expenses associated with our financing activities and payments of our loans, equipment leases and finance lease obligations.

For the nine months ended September 30, 2020, net cash provided by financing activities was $4,821,000. This was primarily comprised of proceeds from our SBA loans and SNB revolving loan in the amount of $2,414,000 and $3,340,000, respectively, and the sale of common stock in the amount $984,000, partially offset by costs related to the issuance of stock of $145,000 and repayments of $1,032,000 on our notes payable-related parties, $100,000 on our notes payable – third party, $414,000 on our term loan, $215,000 on our loan for equipment and $11,000 on our finance lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2020 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements.

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses will voluntarily shut down or self-quarantine, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments is uncertain. The likely overall economic impact of the COVID-19 pandemic has been and will continue to be highly negative to the general economy. While we continue to operate substantially in the normal course, we have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing and our facilities are not operating under full staffing during the second quarter. These actions have resulted in increased operating costs. Further, our operations were reduced by employee absenteeism in the second quarter. During the third quarter essentially all employees have returned to work in our facilities. An increase in COVID-19 infections may result in further governmental restrictions and we may be forced to close or reduce operations as a result.

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

AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with SNB pursuant to the Paycheck Protection Program in an aggregate principal amount of $2,414,000 (“SBA Loans”). At least 60% of the proceeds of each SBA Loan (the “Proceeds”) must be used for payroll and payroll-related costs, in accordance with the provisions of the CARES Act and the rules promulgated thereunder (the “Loan Program”). Each Borrower may apply to SNB for forgiveness of a portion of its SBA Loan if the Proceeds are used for payroll costs, mortgage interest payments, lease payments or utility payments. While we believe each Borrower has used the proceeds of its SBA Loan for purposes that would permit forgiveness of substantially all of its SBA Loan, no assurance can be provided that the SBA Loans will be forgiven in whole or in part.

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

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.1	Promissory Note dated May 6, 2020, between Sterling National Bank and Air Industries Machining Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.2	Promissory Note dated May 6, 2020, between Sterling National Bank and Nassau Tool Works Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.3	Promissory Note dated May 6, 2020, between Sterling National Bank and Sterling Engineering Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank.

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2020

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)