Form 10-K
period 2020-12-31
AIR INDUSTRIES GROUP
filed 2021-03-29
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the aggregate market value of our common stock held by non-affiliates was $21,369,743, based on 18,187,016 shares of outstanding common stock held by non-affiliates, and a price of $1.175 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were a total of 32,000,155 shares of the registrant’s common stock outstanding as of March 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

We are an aerospace and defense company. We manufacture and design structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, components for jet engines and other components. Our products are currently deployed on a wide range of high-profile military and commercial aircraft including Sikorsky’s UH-60 Black Hawk, Lockheed Martin’s F-35 Joint Strike Fighter, Northrop Grumman’s E2 Hawkeye, Boeing’s 777, Airbus’ 380 commercial airliners, the US Navy F-18 and USAF F-16 fighter aircraft. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15, the Airbus A-330 and A-380, and the Boeing 777, in addition to a number of ground turbine applications.

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

We are currently focused on positioning our business to obtain profitability, achieve positive cash flow and we remain resolute on meeting customers’ needs. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion. As part of our effort to increase our operating efficiencies, we relocated our headquarters to our main campus in Bay Shore, New York and consolidated the operations of NTW with those of AIM. In 2020, in order to take advantage of the long-term growth opportunities we see in our markets, we made significant capital investments in new equipment. Additionally, we expanded our operations and manufacturing cells located in our Connecticut facility which houses the operations of Sterling. We believe these investments will increase the volume and efficiency of production, increase the size and diversity of products we can make and allow us to offer additional services to our customers. We are pleased with the positive responses received from our customers to date.

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

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. Our long term business generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase. We endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations. Our ability to interact with our customers was hampered during 2020 as a result of the cancellation of industry-wide events and the difficulties in scheduling meetings with our customers as many of their personnel worked from home. In response, we have adapted our business development efforts to increase our use of social media and online presentations.

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

Our “firm backlog” includes only fully authorized orders received for products to be delivered within the forward 18-month period. As of December 31, 2020, our 18-month “firm backlog” was approximately $81.1 million.

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

Employees

As of March 15, 2021, we employed approximately 151 people. Of these, approximately 52 were in administration, 6 were in sales and procurement, and 93 were in manufacturing.

AIM is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the “Union”) with which we believe we maintain good relations. The Agreement was renewed as of December 31, 2018 and expires on December 31, 2021 and covers all of AIM’s production personnel, approximately 93 individuals. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees.

All of our employees are covered under a co-employment agreement with Insperity Services, Inc., a professional employer organization (“PEO”) that provides out-sourced human resource services.

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

The risks below can be characterized into four groups:

1)	Risks related to COVID-19;

2)	Risks related to our business, including risks specific to the defense and aerospace industry;

3)	Risks arising from our indebtedness; and

4)	Risks related to our common stock.

The financial statements contained in this Report, as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the result of operations as of December 31, 2020.

Risks Related to COVID-19

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments and their willingness to adopt further measures is uncertain. The likely overall economic impact of the COVID-19 pandemic has been and will continue to be highly negative to the general economy. While we continue to operate substantially in the normal course of business, we have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing. These actions resulted in increased operating costs. Our facilities did not operate with full staff or with normal efficiency during portions of 2020 primarily due to employee absenteeism and supplier disruptions. Although business has substantially returned to pre-Covid-19 operating levels, an increase in COVID-19 infections or changes in governmental regulations may force us to close or reduce operations or otherwise adversely impact our operations in future periods.

The future economic impact of Covid-19 cannot be predicted with certainty. COVID continues to cause significant disruption to the commercial travel and aerospace industries. Although domestic air travel in the United States has increased, it may take several years for overall economic conditions to return to normal and, particularly in the aerospace industry, for air travel and the resulting demand for new and refurbished aircraft to return to normal. If conditions do not improve, or if they worsen, it could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis. Although the impact of reduced air travel may be disproportionately felt in the commercial as opposed to the defense aerospace industry, it should be expected that manufacturers in the commercial sector with excess capacity will increase their efforts to win projects in the defense aerospace industry.

We cannot forecast with any certainty whether the disruptions caused by the COVID-19 pandemic will increase, or the extent to which any recovery may be negatively impacted by an increase in cases as a result of the spread of a new variant and restrictions imposed by various governments in response to any such increase. Any such disruption may materially impact our business and our consolidated financial position, results of operations, and cash flows.

In reading the remaining risk factors set forth below, in each case, consider the additional uncertainties caused by the outbreak of COVID-19.

Risks Related to Our Business

We may need additional financing.

We may need to obtain additional financing to fund acquisitions of capital items necessary for our growth and to upgrade equipment to remain competitive. We may also need to obtain the agreement of holders of portions of our debt to extend or otherwise refinance such debt. We may need to offer these holders increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Future financings or refinancing may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. Additional funding may not be available to us on reasonable terms, if at all. If we are able to consummate such financings or re-financings, the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

We derive most of our revenues from a small number of customers. Three customers represented approximately 74% and 76% of total sales for the years ended December 31, 2020 and 2019, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

The defense and aerospace component manufacturing market is highly competitive and we expect that competition will increase and perhaps intensify. In particular, we anticipate that manufacturers which have historically operated predominately in the commercial sector may seek to increase the revenue derived in the defense aerospace market to utilize excess capacity. Many competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. We may not be able to compete successfully against either current or future competitors. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business, our operating results and financial condition.

We may lose sales if our suppliers fail to meet our needs or shipments of raw materials are not timely made.

Although we procure most of our parts and components from multiple sources and rely upon a number of subcontractors to perform detailed services, or believe that these components and services are readily available from numerous sources, certain components and services are available only from a sole or limited number of sources. While we believe that substitute components or assemblies and subcontractors could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition. In the past, due to our liquidity problems, we had difficulties in securing timely shipments of raw materials from and the timely performance of services by certain vendors which had negatively impacted our results of operations. Any delays in the shipment of raw materials or the performance of subcontracted services could significantly harm our business, our operating results and our financial condition.

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

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 56% of our assets as of December 31, 2020. Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position, results of operations and could result in a breach of the financial covenants in our Loan Facility.

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

United States and global responses to actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical threats and other global political crises increase uncertainties with respect to the U.S. and other business and financial markets. Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical threats, and other global political crises and responses thereto, may adversely affect the mix of products purchased by defense departments in the United States or other countries to platforms not serviced by us. A shift in defense budgets to product lines we do not produce could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our indebtedness may have a material adverse effect on our operations.

We have substantial indebtedness under our Loan Facility. As of December 31, 2020, we had approximately $21,207,000 of indebtedness outstanding under the Loan Facility. All of our indebtedness under the Loan Facility is secured by substantially all of our assets.

We also have approximately $ 6,012,000 of indebtedness outstanding in the form of subordinated notes payable on July 1, 2023. These notes are held by related parties, specifically Michael N. Taglich (our Chairman) and Robert F. Taglich (a Director), and their affiliates.

Notes with a principal value of approximately $4,412,000 are convertible into approximately 3,791,000 shares of common stock at a weighted average conversion price of $1.16 per share. These notes carry interest rates from 6% to 15% per annum with a weighted average interest rate of 7.8% per year.

If we are unable to pay or refinance the outstanding principal and accrued interest on these notes when due, our operations may be materially and adversely affected. We may need to offer the holders of this debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Future financings or re-financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. If we are able to consummate such financings or re-financings, the terms of such financings may adversely affect the trading price of our common stock and the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

Risks Related to our common stock

The price of our common stock can fluctuate.

The financial markets have been impacted in various ways by the reactions to the outbreak of the COVID-19 pandemic and government stimulus programs adopted in response to the pandemic. The price of our common stock has and is expected to continue to be volatile. We cannot forecast with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue to adversely impact financial markets and the impact to our common stock. Likewise, we cannot state with certainty the degree to which financial markets were supported by government stimulus programs and whether such support will continue as governments elect not to adopt similar measures in the future.

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant number of shares of our outstanding common stock as well as a significant amount of debt convertible into our common stock, which together with their position as directors of our company, give them significant influence over the outcome of corporate actions requiring stockholder approval and the terms on which we complete transactions with their affiliates. The interests of these directors may be different from the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Our quarterly and annual operating results fluctuate significantly due to a variety of factors, some of which are outside our control. Accordingly, we believe period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

Fluctuations in quarterly results or announcements of extraordinary events such as an award of a new contract, acquisitions or litigation may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock, as well as our overall operating results. Consequently, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The operation of our executive offices, NTW and AIM are conducted out of our 5.4-acre corporate campus in Bay Shore, New York. We also maintain a warehouse lease nearby in Bohemia, New York. That, lease term commenced on April 1, 2020 and expires on May 31, 2025.

The operations of Sterling are conducted in a 74,923 square foot facility in Barkhamsted, Connecticut which we own.

We remain liable under a lease for unused office space in Hauppauge, New York. This lease ends January 2022 and we do not expect to renew such lease. The annual rent is approximately $113,000. It is likely we will not be able to sublease such facility.

ITEM 3. LEGAL PROCEEDINGS

A number of actions have been commenced against us in the ordinary course of business by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by us. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action on October 2, 2018, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by Welding Metallurgy, Inc. (“WMI”), at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. We dispute the validity of the claims asserted by Contract Pharmacal and believe we have meritorious defenses to those claims. The pace of litigation in the civil courts in New York has been slowed by the impact of Covid-19. The Court has ordered us and Contract Pharmacal to complete discovery, which is ongoing.

On December 20, 2018, we completed the sale of all of the outstanding shares of our subsidiary, WMI, to CPI Aerostructures (“CPI”). There ensued a dispute with CPI regarding amounts it claimed were due based upon the value it ascribed to the inventory as of the closing date. On December 23, 2020, we reached an agreement with CPI to settle the working capital dispute. Pursuant to the settlement, the escrow agent released to CPI the $1,380,684 remaining in the escrow account which had been established at the closing and we exchanged mutual releases customary in the circumstances.

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

Holders

On March 19, 2021, there were 229 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,108,054	$2.01	392,244
Equity compensation plans not approved by security holders	2,182,902	2.90	None
Total	4,290,956		392,244

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2020.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2020 and 2019 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

AIM became a public company in 2005 and we are an aerospace company operating primarily in the defense industry. Our Complex Machining segment manufactures structural parts and assemblies that focus on flight safety, including landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine Engine Components segment makes components and provides services for jet engines and ground-power turbines. Our products are currently deployed on a wide range of high-profile military and commercial aircraft including the Sikorsky UH-60 Blackhawk, Lockheed Martin F-35 Joint Strike Fighter, Northrop Grumman E2D Hawkeye, the US Navy F-18 and USAF F-16 fighter aircraft, Boeing 777 commercial airliners. Our Turbine Engine segment makes components for jet engines that are used on the USAF F-15 and F-16, the Airbus A-330 and the Boeing 777, in addition to a number of ground-power turbine applications.

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

We are currently focused on positioning our business to obtain profitability, achieve positive cash flow and we remain resolute on meeting customers’ needs. We believe that an unyielding focus on our customers will allow us to execute on our existing backlog in a timely fashion. In 2018 and 2019, we consolidated the operations of our Complex Machining segment in our main campus located in Bay Shore, New York. In 2020, in order to take advantage of the long-term growth opportunities we see in our markets, we made significant capital investments in new equipment. Additionally, we expanded our operations and manufacturing cells located in our Connecticut facility where our Turbine Engine segment is located. We believe these investments will increase the volume and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. We are pleased with the positive responses received from our customers to date.

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

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft reduces the demand for both new production and replacement spares. Recent increases in Defense Department spending have increased orders for our products. Reductions to the Defense Department budget or decreased usage of aircraft reduces the demand for both new production and replacement spares and could adversely impact our business and our revenues. We are focusing greater efforts on the civilian aircraft market though we still remain dependent upon the military for an overwhelming portion of our revenues.

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments and their willingness to adopt further measures is uncertain. The overall economic impact of the COVID-19 pandemic has been highly negative to the general economy and has been particularly negative on the commercial travel industry and commercial aerospace industries.

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Although our facilities are open, during portions of 2020 we were unable to operate at full capacity or achieve high levels of productivity due to the implementation of enhanced safety procedures, increased employee absenteeism and intermittent closings of other businesses that supply goods or services to us. We implemented procedures to promote employee safety including more frequent and enhanced cleaning of our machines and adjusted schedules and work-flows to support physical distancing. This resulted in increased operating costs to our business.

As we enter into fiscal 2021, operating conditions have substantially returned to normal; however, our Company, employees, suppliers and customers, and our global community continue to face challenges and we cannot predict how this dynamic situation will evolve or the impact it will have. Throughout 2020, many of our suppliers were forced to reduce staffing or temporarily close their facilities due to COVID-19, which impacted our delivery schedules. We cannot predict what future impacts will occur, particularly if new variants of Covid-19 result in a substantial increase in new cases and governments elect to reimpose strict safety measures.

The future impact of COVID-19 on our business is difficult to predict as the course of the pandemic, the effectiveness of health measures, and the impact and continuation of ongoing economic stabilization efforts are uncertain and government assistance payments may not provide enough funding to support current spending levels. We did not qualify for any significant new government benefits in the recently enacted American Rescue Plan Act of 2021 and do not expect to qualify for any significant new government benefits that might be enacted.

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

Years ended December 31, 2020 and 2019:

For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	2020	2019

Net sales	$50,097,000	$54,573,000
Cost of sales	43,585,000	45,431,000
Gross profit	6,512,000	9,142,000
Operating expenses and interest and financing costs	9,442,000	12,100,000
Loss on abandonment of leases	-	(275,000)
Other income, net	430,000	672,000
Forgiveness of notes payable - SBA Loan	2,414,000	-
Provision for (benefit from) income taxes	(1,412,000)	37,000
Income (Loss) from continuing operations	$1,326,000	$(2,598,000)

Balance Sheet Data:

	December 31,	December 31,
	2020	2019

Cash and cash equivalents	$2,505,000	$1,294,000
Working capital	$16,284,000	$5,623,000
Total assets	$57,777,000	$51,090,000
Total stockholders’ equity	$15,109,000	$10,206,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2020	2019

COMPLEX MACHINING
Net Sales	$44,659,000	$48,226,000
Gross Profit	6,493,000	8,669,000
Pre Tax Income from continuing operations	4,965,000	5,266,000
Assets	51,368,000	45,268,000

TURBINE ENGINE COMPONENTS
Net Sales	5,438,000	6,347,000
Gross Profit	19,000	473,000
Pre Tax Loss from continuing operations	(31,000)	(500,000)
Assets	3,899,000	5,005,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss from continuing operations	(5,020,000)	(7,327,000)
Assets	2,510,000	817,000

CONSOLIDATED
Net Sales	50,097,000	54,573,000
Gross Profit	6,512,000	9,142,000
Pre Tax Loss from continuing operations	(86,000)	(2,561,000)
(Benefit from) provision for Income Taxes	(1,412,000)	37,000
Loss from Discontinued Operations, net of taxes	(230,000)	(134,000)
Net Income (Loss)	1,096,000	(2,732,000)
Assets	$57,777,000	$51,090,000

Net Sales:

Consolidated net sales for the year ended December 31, 2020 were $50,097,000, a decrease of $4,476,000, or 8.2%, compared with $54,573,000 for the year ended December 31, 2019. Net sales of our Complex Machining segment were $44,659,000, a decrease of $3,567,000, or 7.4%, from $48,226,000 in the prior year. Net sales in our Turbine Engine Components segment were $5,438,000, a decrease of $909,000 or 14.3%, compared with $6,347,000 for the year ended December 31, 2019. These decreases were directly attributable to the negative business impacts caused by COVID-19, which significantly reduced our ability to ship finished product to end-customers. While we were able to continue certain production processes in our own facility, our ability to have our product further processed by subcontractors was severely impacted. This resulted in an increase in partially finished product remaining in Work in Process. This situation caused our inventory to increase. These supply chain interruptions abated somewhat later in the year, but remain a challenge.

As indicated in the table below, three customers represented 73.9% and 76.0% of total sales for the years ended December 31, 2020 and 2019, respectively.

Customer	Percentage of Sales
	2020	2019

Goodrich Landing Gear Systems	30.4%	34.2%
Sikorsky Aircraft	30.3%	30.4%
US DOD	13.2%	*
Rohr	**	11.4%

*	Customer was less than 10% of sales in 2019

**	Customer was less than 10% of sales in 2020

As indicated in the table below, three customers represented 80.3% and 67.8% of gross accounts receivable at December 31, 2020 and 2019, respectively.

Customer	Percentage of Receivables
	2020	2019

Goodrich Landing Gear Systems	57.1%	32.7%
United States Department of Defense	12.0%	10.0%
Rohr	11.2%	25.1%

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2020 was $6,512,000, a decrease of $2,630,000, or 28.8%, as compared to gross profit of $9,142,000 for the year ended December 31, 2019. Consolidated gross profit as a percentage of sales was 13.0% and 16.8% for the years ended December 31, 2020 and 2019, respectively. These decreases were directly attributable to the reduction in sales caused by the negative business impact of COVID-19 and increased costs associated with implementing procedures to promote employee safety including more frequent and enhanced cleaning of our machines and adjusted schedules and work-flow to support physical distancing. The reduction in sales decreased the absorption of Manufacturing Overhead costs, reducing gross profit.

Interest and Financing Costs

Our interest and financing costs for the year ended December 31, 2020 totaled $1,491,000 in 2020, a decrease of $ 2,070,000 or 58.1% from $3,561,000 in 2019, as a result of the refinancing of our credit facility at the end of 2019, at a significantly lower interest rate.

Impairment Charges

In connection with the consolidation of operations into our Bayshore, New York facility, we incurred a lease impairment charge of $275,000 in 2019.

Operating Expense

Consolidated operating expenses were $7,951,000 and $8,539,000 for fiscal 2020 and 2019, respectively, representing a decrease of $588,000 or 6.9%. As a percentage of consolidated net sales, operating expenses were 15.8% and 15.6% for fiscal 2020 and 2019, respectively.

The reduction in operating expenses in fiscal 2020 (in dollars) as compared to fiscal 2019 primarily reflects a concerted effort to reduce operating expenses to offset the negative business impact of COVID-19. Cost savings achieved included lower salaries and travel expenses (by curtailing most business travel) that were partially offset by incurring significantly higher information technology costs to support various activities including remote working arrangements.

Because we expect consolidated net sales in fiscal 2021 to increase as compared to fiscal 2020, we are optimistic that we can reduce operating expenses, as a percentage of consolidated net sales from current levels.

Income (Loss) from Continuing Operations, Net of Taxes

Income from continuing operations, net of tax for the year ended December 31, 2020 was $1,326,000, an improvement of $3,924,000 compared to a loss from continuing operations, net of tax of $2,598,000 for the year ended December 31, 2019. This improvement is almost entirely attributable to income resulting from the SBA Loan forgiveness in the amount of approximately $2.4 million and a tax refund afforded to the Company under the CARES Act in the amount of approximately $1.4 million.

Net Income (Loss)

Net income for the year ended December 31, 2020 was $1,096,000, an improvement of $3,828,000, compared to a net loss of $2,732,000 for the year ended December 31, 2019, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2020, we took advantage of a number of U.S. government programs to improve our liquidity to offset the negative impact to our business from COVID-19. These steps include:

1)	Received Low Interest Loans from the SBA – In May 2020, our three operating subsidiaries (each a “Borrower”) entered into government subsidized loans with Sterling National Bank (“SNB”) in an aggregate principal amount of $2.4 million (“SBA Loans”). Subject to the terms of the note evidencing each loan (the “Notes”), each SBA Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the Federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”).

2)	Applied for and Received Forgiveness of the SBA Loans – In accordance with U.S. government regulations we have applied to SNB for forgiveness of each Loan in full and SNB has approved the applications and submitted them to the SBA. In December 2020 we received final approval from the SBA that our SBA Loans which approximated $2,414,000 plus accrued interest had been forgiven.

3)	Deferred Certain Tax Payments – In accordance with Section 2302 of the CARES Act, we elected to defer the deposit and payment of the employer’s portion of Social Security taxes. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of December 31, 2020, we deferred $627,000, which is included in Deferred payroll tax liability – CARES Act on the accompanying Consolidated Balance Sheet.

4)	Received a Net Operating Loss Refund – Pursuant to the CARES Act, we filed a net operating loss carryback claim for $1,416,000, which was received during the second quarter of this year.

Also, the U.S. Department of Defense has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and worked performed on certain contracts.

In addition to taking advantage of the aforementioned U.S. government programs, we took additional significant steps to improve our liquidity, including:

1)	Entered into a Lower Cost Financing Facility – On December 31, 2019, we entered into a new loan facility (“SNB Facility”) with Sterling National Bank, (“SNB”) which expires on December 30, 2022. The SNB Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”). Proceeds from the SNB Facility repaid our outstanding PNC Facility with PNC Bank N.A. (“PNC”).

The formula to determine the amounts of revolving advances permitted to be borrowed under the SNB revolving line of credit is based on a percentage of eligible receivables and inventory (as defined in the SNB Facility).

Prior to the increase in the SNB term loan described below, the SNB term loan provided for monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. In addition, for so long as the SNB term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year, beginning with the year ending December 31, 2020, we shall pay to SNB an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such Fiscal Year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to SNB and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such Fiscal Year.

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. In accordance with the SNB Facility by September 30, 2020, we were required to cause the holders of certain subordinated convertible notes to either (i) extend the maturity date of such notes to a date more than six months after December 31, 2022, or (ii) convert the notes into common stock of the Company. As of December 31, 2020, we were in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

2)	Increased Term Loan to modernize equipment - On November 6, 2020, we entered into the First Amendment to Loan and Security Agreement, increasing the Term Loan to $5,685,000. This allowed us to finance the acquisition of the new equipment at what we believe to be a reasonable interest rate.

The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. We have paid an amendment fee of $20,000.

As of December 31, 2020, our debt to SNB in the amount of $21,207,000 consisted of the SNB revolving line of credit note in the amount of $15,649,000 and the SNB term loan in the amount of $5,558,000.

Because we believe our fiscal 2021 sales will be higher than the amount achieved in fiscal 2020, we believe our liquidity in 2021 will improve. Nevertheless, our liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future effects of the COVID-19 pandemic and other risks detailed in Part1, Item 1A of this Annual Report.

Changes in our cash flow during fiscal 2020 and 2019 are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended
	December 31,
	2020	2019

Cash (used in) provided by
Operating activities	$(1,525)	$(888)
Investing activities	(3,797)	(764)
Financing activities	6,533	934
Net increase (decrease) in cash and cash equivalents	$1,211	$(718)

The above cash flows include the cash flows from our continuing and discontinued operations.

Cash Used In Operating Activities

Cash used in operating activities reflects our net income (loss) adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2020, net income of $1,096,000 and $1,990,000 of non-cash items, consisting primarily of employees and directors stock based compensation of $519,000, amortization of right-of-use assets of $482,000, depreciation of property and equipment of $2,570,000 and amortization of debt discount on convertible notes payable of $233,000, were partially offset by the forgiveness of notes payable – SBA Loan and non-cash other income recognized in the amounts of $2,414,000 and $402,000, respectively. Operating assets and liabilities used cash in the net amount of $4,611,000, consisting primarily of the net increases in accounts receivable and inventory of $1,045,000 and $3,474,000, and net decreases in operating lease liabilities and deferred revenue in the amounts of $673,000 and $94,000, which were partially offset primarily by increases in accounts payable and accrued expenses in the amounts of $275,000 and by decreases in prepaid expenses and other current assets and deposits and other assets in the amounts of $274,000 and $168,000, respectively.

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

Cash Used in Investing Activities

Cash used in investing activities consists of cash used for capital expenditures for property and equipment.

For the year ended December 31, 2020, cash used in investing activities was $3,797,000. Primarily this was for the purchase of state of the art machinery installed at our Bay Shore facility.

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

For the year ended December 31, 2020, cash provided by financing activities was $6,533,000. This was comprised primarily of net proceeds from SNB of $5,443,000, SBA loan proceeds of $2,414,000 and proceeds from issuances of stock of $984,000, offset primarily by repayments of $1,000,000 on our related party notes payable, $100,000 of our third party notes payable, $579,000 on our SNB term loan, $18,000 on our financed lease obligations and $385,000 on our financed asset note payable and payment of stock issuances costs of $145,000.

For the year ended December 31, 2019, cash provided by financing activities was $934,000. This was comprised primarily of net proceeds from the SNB refinancing of $16,343,000 and proceeds of related party note issuances of $1,500,000 and proceeds from our sale of future proceeds from disposition of a subsidiary of $800,000 offset by repayments of $1,572,000 on our PNC term loan, $14,043,000 on our PNC revolving loan, $1,764,000 on our financed lease obligations, $186,000 on our financed asset note payable, $28,000 on our related party notes payable, and payment of financing and stock issuances costs of $113,000.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2020 (in thousands):

		Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt and Finance Leases	$27,273	$16,476	$10,776	$18	$3
Operating Leases	$5,917	$1,080	$2,045	$2,062	$730
Total	$33,190	$17,556	$12,821	$2,080	$733

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2020.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2020 have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgements and assumptions inherent in these policies could affect our consolidated financial statements:

●	Going Concern
●	Inventory Valuation
●	Revenue Recognition
●	Income Taxes
●	Stock-Based Compensation
●	Goodwill

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods with those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on that evaluation, the CEO and CFO concluded our disclosure controls and procedures were effective as of December 31, 2020.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2020 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. G.A.A.P.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

During 2020, we took various steps to maintain the effectiveness of our financial reporting system, primarily the acquisition of additional software to increase the utility of our financial reporting systems and additional steps taken to increase our cybersecurity defenses. Except for these additions to our software, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	56	President and Chief Executive Officer
Michael E. Recca	70	Chief Financial Officer
Michael N. Taglich	55	Chairman of the Board
Robert F. Taglich	54	Director
David J. Buonnano	65	Director
Peter D. Rettaliata	70	Director
Robert C. Schroeder	54	Director
Michael Brand	63	Director
Michael D. Porcelain	52	Director

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

Michael Porcelain has a director of our company since October 23, 2017. Mr. Porcelain has served as President and Chief Operating Officer of Comtech Telecommunications Corp., a publicly traded company and leading provider of advanced communication solutions for both commercial and government customers worldwide, since 2019, and prior to that served as the Chief Financial Officer from 2006 through 2018, and from 2002 to March 2006, he served as Vice President of Finance and Internal Audit of Comtech. From 1998 to 2002, Mr. Porcelain was Director of Corporate Profit and Business Planning for Symbol Technologies, a mobile wireless information solutions company. Previously, he spent five years in public accounting holding various positions, including Manager in the Transaction Advisory Services Group of PricewaterhouseCoopers. In March 2021, Mr. Porcelain was elected to the Board of Directors of The Fund for Modern Court, an independent court reform organization that advocates for the improvements of the New York State Court system to ensure a diverse, highly qualified, and independent judiciary. Since 1998, he has owned and operated The Independent Adviser Corporation, a privately held company which holds the rights to use certain intellectual properties and trademarks (including various Internet websites) related to the financial planning and advisory industry. Mr. Porcelain is an Adjunct Professor at St. John’s University located in New York where he teaches graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

3.4	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020).

Agreements Relating to Sterling Loan Facility

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

Agreements Relating to Acquisitions/Dispositions

10.5	Stock Purchase Agreement dated March 21, 2018 with CPI Aerostructures, Inc. (“CPI SPA”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2018).

10.6	Second Amendment dated as of December 20, 2018 to CPI SPA (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed April 1, 2019).

10.7

Settlement Agreement and Release between the Company and CPI Aerostructures, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2020).

10.8	Promissory Note dated May 6, 2020, between Sterling National Bank and Air Industries Machining Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.9	Promissory Note dated May 6, 2020, between Sterling National Bank and Nassau Tool Works Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.10	Promissory Note dated May 6, 2020, between Sterling National Bank and Sterling Engineering Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

Agreements Relating to Issuance of Securities

10.11	At the Market Offering Agreement dated January 15, 2020 with Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on January 15, 2020).

Other Material Agreements

10.12	Purchase Agreement with the Purchasers dated January 15, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

Equity Incentive Plans

10.13	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.14	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.15	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.16	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2021

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2021 in the capacities indicated.

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
Michael Porcelain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 3 of the consolidated financial statements

Description of the Matter

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering and other services according to the specifications of the customers. The majority of the Company’s performance obligations under these contractual agreements are satisfied at a point in time when the customer obtains control of the product, which is generally upon acceptance by the customer and shipment of the goods. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services.

Revenue Recognition – Refer to Note 3 of the consolidated financial statements (continued)

Description of the Matter (continued)

Given the judgment necessary to make reasonably dependable estimates of revenues associated with such contracts, auditing management’s evaluation of contracts with customers required extensive audit effort due to analyzing the terms and conditions of the Company’s various customer contracts given that such terms and conditions are nonstandard. This included the identification and determination of the performance obligations and the timing of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included obtaining an understanding of the Company’s revenue recognition process, among others:

●	We reviewed management’s assessment of the terms and conditions of contracts with customers which included an analysis of the distinct performance obligations and a review of the conclusion as to whether revenue from such performance obligations should be recognized over time or at a point in time.

●	We reviewed management’s conclusions over completeness of the contract reviews and appropriateness of the accounting conclusions.

●	We selected a sample of contracts with customers and performed the following:

o	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modification that were agreed upon with the customers.

o	Tested the completeness and accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

Inventories, net – Refer to Note 3 of the consolidated financial statements

Description of the Matter

The Company records inventory at the lower of cost of net realizable value. The Company periodically evaluates the carrying value of inventory, which requires management to make significant estimates and assumptions related to sales patterns and expected future demand in order to estimate the amount necessary to adjust to net realizable value as a result of slow moving or obsolete inventory. Changes in the assumptions could have a significant impact on the valuation of inventory.

We identified the adjustment to net realizable value of the inventory as a critical audit matter. Auditing such estimates required a high degree of subjective auditor judgment and an increased extent of effort when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures used to address the adjustment to net realizable value of inventories included the follow:

●	We tested the Company’s raw materials and hardware inventory by evaluating the number of days transpiring from the date the inventory was originally received and/or from the last date of movement, and reviewing the historical sales of the inventory.

●	We selected a sample of finished goods and performed the following:

o	We tested the finished goods inventory report for any finished goods with no movement in the last two years.

o	Reviewed the transaction history detail reports, which display all types of movement of that particular part.

o	Evaluated the accuracy and completeness of the valuation reserve by selecting a sample of inventory items and obtaining supporting documentation regarding current and historical sales patterns.

●	We tested the accuracy of the Company’s material burden rate calculations to determine proper application of manufacturing overhead costs applied to the cost of work in process and finished goods.

We have served as the Company’s auditors since 2008.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

March 29, 2021

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and Cash Equivalents	$2,505,000	$1,294,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $964,000 and $859,000	8,798,000	7,858,000
Inventory	32,120,000	28,646,000
Prepaid Expenses and Other Current Assets	173,000	447,000
Prepaid Taxes	15,000	-
Total Current Assets	43,611,000	38,245,000

Property and Equipment, Net	9,581,000	7,578,000
Operating Lease Right-Of-Use-Asset	3,510,000	3,623,000
Deferred Financing Costs, Net, Deposits and Other Assets	912,000	1,481,000
Goodwill	163,000	163,000

TOTAL ASSETS	$57,777,000	$51,090,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$16,475,000	$15,682,000
Notes Payable - Related Party - Current Portion	-	6,862,000
Accounts Payable and Accrued Expenses (related parties of $400,000 and $210,000)	8,682,000	8,105,000
Operating Lease Liabilities - Current Portion	701,000	697,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	917,000	1,011,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	200,000	200,000
Income Taxes Payable	-	27,000
Deferred payroll tax liability - CARES Act - Current Portion	314,000	-
Total Current Liabilities	27,327,000	32,622,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	4,786,000	3,406,000
Notes Payable - Related Party - Net of Current Portion	6,012,000	-
Operating Lease Liabilities - Net of Current Portion	3,927,000	4,235,000
Deferred Gain on Sale - Net of Current Portion	181,000	219,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Net of Current Portion	122,000	402,000
Deferred payroll tax liability - CARES Act - Net of Current Portion	313,000	-
TOTAL LIABILITIES	42,668,000	40,884,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both December 31, 2020 and December 31, 2019.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 31,906,971 and 29,478,338 Shares Issued and Outstanding as of December 31, 2020 and December 31, 2019, respectively	32,000	29,000
Additional Paid-In Capital	81,238,000	77,434,000
Accumulated Deficit	(66,161,000)	(67,257,000)
TOTAL STOCKHOLDERS’ EQUITY	15,109,000	10,206,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,777,000	$51,090,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations For the Years Ended December 31,

	2020	2019

Net Sales	$50,097,000	$54,573,000

Cost of Sales	43,585,000	45,431,000

Gross Profit	6,512,000	9,142,000

Operating Expenses	7,951,000	8,539,000

Loss on abandonment of Leases	-	(275,000)

Income (Loss) from Operations	(1,439,000)	328,000

Interest and Financing Costs	(965,000)	(3,115,000)

Interest Expense - Related Parties	(526,000)	(446,000)

Other Income, Net	430,000	672,000

Forgiveness of notes payable - SBA Loan	2,414,000	-

Loss before (Benefit From) Provision for Income Taxes	(86,000)	(2,561,000)

Provision for (Benefit from) Income Taxes	(1,412,000)	37,000

Income (Loss) from Continuing Operations, net of tax	1,326,000	(2,598,000)

Loss from Discontinued Operations, net of tax	(230,000)	(134,000)

Net Income (Loss)	$1,096,000	$(2,732,000)

Income (Loss) per share from continuing Operations - Basic	$0.04	$(0.09)
Loss per share from Discontinued Operations - Basic	$(0.01)	$(0.00)
Income (Loss) per share from Continuing Operations - Diluted	$0.05	$(0.09)
Loss per share from Discontinued Operations - Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding - basic	30,742,154	28,851,816
Weighted Average Shares Outstanding - diluted	36,747,083	28,851,816

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	28,392,853	$28,000	$76,101,000	$(64,523,000)	$11,606,000

Common Stock issued for legal fees	50,000	-	126,000	-	126,000
Issuance of Common Stock	182,778	-	186,000	-	186,000
Issuance of Common Stock for Note Conversion	424,805	1,000	638,000	-	639,000
Common Stock issued for directors fees	257,602	-	244,000	-	244,000
Share Issuance Costs	-	-	(113,000)	-	(113,000)
Stock Compensation Expense	-	-	378,000	-	378,000
Other Adjustments - Shares Issued	170,300	-	-	-	-
Other Adjustments - FV Allocation	-	-	(126,000)	-	(126,000)
Other Adjustments - Rounding	-	-	-	(2,000)	(2,000)
Net Loss	-	-	-	(2,732,000)	(2,732,000)
Balance, December 31, 2019	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000

Common Stock issued for directors fees	178,405	-	211,000	-	211,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	1,830,631	2,000	2,587,000	-	2,589,000
Stock Compensation Expense	-	-	308,000	-	308,000
Adjustments for other note conversions	-	-	(140,000)	-	(140,000)
Net Income	-	-	-	1,096,000	1,096,000
Balance, December 31, 2020	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,096,000	$(2,732,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation of property and equipment	2,570,000	3,002,000
Non-cash employee compensation expense	211,000	244,000
Non-cash directors compensation	308,000	378,000
Non-cash legal expenses paid by issuance of stock	-	126,000
Non-cash other income recognized	(402,000)	(282,000)
Non-cash interest expense	122,000	85,000
Non-cash deferred payroll tax expense - CARES Act	627,000	-
Loss on abandonment of lease	-	275,000
Amortization of Right-of-Use Asset	482,000	470,000
Deferred gain on sale of real estate	(38,000)	(38,000)
Loss on disposal of equipment	60,000	-
Loss on sale of equipment	-	136,000
Amortization of debt discount on convertible notes payable	233,000	510,000
Bad debt expense	105,000	311,000
Amortization of deferred financing costs	126,000	-
Forgiveness of notes payable - SBA loan	(2,414,000)	-
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,045,000)	(1,647,000)
Inventory	(3,474,000)	405,000
Prepaid expenses and other current assets	274,000	(33,000)
Prepaid taxes	(15,000)	49,000
Deposits and other assets	168,000	(713,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	275,000	(970,000)
Operating lease liabilities	(673,000)	(601,000)
Deferred revenue	(94,000)	130,000
Income taxes payable	(27,000)	7,000
NET CASH USED IN OPERATING ACTIVITIES	(1,525,000)	(888,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,797,000)	(764,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,797,000)	(764,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Sterling National Bank	3,106,000	12,543,000
Note payable - revolver - net - PNC	-	(14,043,000)
Proceeds from note payable - term notes - Sterling National Bank	2,337,000	3,800,000
Payments of note payable - term notes - SNB	(579,000)	-
Payments of note payable - term notes - PNC	-	(1,572,000)
SBA Loan Proceeds - SNB	2,414,000	-
Proceeds from sale of future proceeds from disposition of subsidiary	-	800,000
Transaction costs from sale of future proceeds from disposition of subsidiary	-	(3,000)
Payments of finance lease obligations	(18,000)	(1,764,000)
Share issuance costs	(145,000)	(113,000)
Proceeds from notes payable - related party	-	1,500,000
Payments of notes payable - related party	(1,000,000)	(28,000)
Payments of notes payable - third party	(100,000)	-
Payments of loan payable - financed assets	(385,000)	(186,000)
Deferred financing costs	(81,000)	-
Proceeds from issuance of common stock	984,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,533,000	934,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,211,000	(718,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,294,000	2,012,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,505,000	$1,294,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2020	2019

Supplemental cash flow information
Cash paid during the period for interest	$924,000	$2,274,000
Cash paid during the period for income taxes	$9,000	$22,000

Supplemental disclosure of non-cash transactions
Right of Use Asset additions under ASC 842	$642,000	$4,368,000
Operating Lease Liabilities under ASC 842	$642,000	$5,397,000
Write-off deferred rent under ASC 842	$-	$1,165,000
Acquisition of financed asset	$52,000	$-

Supplemental disclosure of non-cash investing and financing activities
Common Stock issued for notes payable - third parties	$2,245,000	$580,000
Common Stock issued in lieu of accrued interest	$344,000	$58,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the year ended December 31, 2020 and 2019, the accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and The Sterling Engineering Corporation (“Sterling”), (together, the “Company”). The results of Eur-Pac Corporation (“EPC”) and Electronic Connection Corporation (“ECC”) are included in loss from discontinued operations, since operations ceased on March 31, 2019. See Note 2 for details of discontinued operations.

Closing EPC and ECC

The Company completed its shut-down of EPC and ECC and closed related operations on March 31, 2019. The results of both EPC and ECC are included in loss from discontinued operations.

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments and their willingness to adopt further measures is uncertain. The overall economic impact of the COVID-19 pandemic has been highly negative to the general economy and has been particularly negative on the commercial travel industry and commercial aerospace industries.

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

The Company, its employees, suppliers and customers, and the global community continue to face challenges and the Company cannot predict how this dynamic situation will evolve or the impact it will have. Throughout 2020 many of the Company’s suppliers were forced to reduce staffing or temporarily close their facilities due to COVID-19, which impacted the Company’s delivery schedules. While this has largely been resolved the Company cannot predict what future impacts will occur, particularly if new variants of Covid-19 result in a substantial increase in new cases and governments elect to reimpose strict safety measures.

The Company has implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions have resulted in increased operating costs. Suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. Although operating conditions have substantially returned to pre-COVID-19 conditions, an increase in COVID-19 infections or changes in governmental regulations may force the Company to close or reduce operations as a result in future periods.

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

In May 2020, AIM, NTW and Sterling (each a “Borrower”) entered into government subsidized loans with Sterling National Bank (“SNB”) as the lender in an aggregate principal amount of approximately $2.4 million (“SBA Loans”). Each SBA Loan is evidenced by a promissory note. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). The Borrowers applied to SNB for forgiveness and SNB approved and submitted the forgiveness applications to the SBA which approved the forgiveness in accordance with the applicable provisions of the federal statute authorizing the Loan Program. See Note 9.

The Company has elected to defer the deposit and payment of employer’s portion of Social Security taxes pursuant to Section 2302 of the CARES Act. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of December 31, 2020, the Company has deferred $627,000, which is classified as Deferred payroll tax liability – CARES Act on the accompanying Consolidated Balance Sheet.

In addition, as a result of the passage of the CARES Act, the Company received a tax refund of $1,416,000 from the filing of a net operating loss carryback claim. See Note 15.

The Company did not qualify for any significant new benefits in the recently enacted the American Rescue Plan Act of 2021 (“Rescue Act”) and does not expect to qualify for any significant new government benefits that might be enacted.

Based on its expectations that sales in fiscal 2021 will be higher than the level achieved in fiscal 2020, confirmed orders, funds generated from operations, amounts received under government subsidized loan programs and amounts available under its credit facility, the Company believes it will have sufficient cash on hand to support its activities through April 1, 2022.

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

As discussed in Note 14 on December 23, 2020, the Company and CPI Aerostructures (“CPI”), the buyer of WMI Group, reached an agreement to settle the working capital dispute without additional litigation. The settlement provided that CPI and AIRI would instruct the escrow agent to release the balance of $ 1,380,684 remaining in the escrow account to CPI. The Company and CPI exchanged mutual releases customary in the circumstances. We originally placed a reserve of $1,770,000 against the $2,000,000 balance held in escrow, the remaining amount of $230,000 was charged to discontinued operations as of and for the year ended December 31, 2020.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net loss from discontinued operations presented separately in the consolidated statement of operations:

	December 31,	December 31,
	2020	2019

Net revenue	$-	$132,000
Cost of goods sold	-	105,000
Gross profit	-	27,000
Operating expenses:
Selling, general and administrative	-	155,000
Total operating loss	-	(128,000)
Interest expense	-	(3,000)
Other expense	(230,000)	(3,000)
Loss from discontinued operations before income taxes	$(230,000)	$(134,000)

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

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. We are required to make certain additional disclosures if we conclude that substantial doubt exists and such concerns are not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern. The evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balance and expectations regarding cash to be generated over the following year. We concluded that substantial doubt of going concern did not exist. See Note 1 – Impact of COVID-19 for a further discussion.

Inventory Valuation

The Company values inventory at the lower of cost on a first-in-first-out basis or an estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods, however, a full physical inventory is taken annually. Adjustments to reconcile the annual physical inventory to the Company’s books are treated as changes in accounting estimates and are recorded in the fourth quarter.

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

Prepaid Expenses and Other Current Assets

On December 23, 2020, the Company and CPI reached an agreement to settle the working capital dispute. The settlement provided that the escrow agent would release the balance of $ 1,380,684 remaining in the escrow account to CPI. The Company and CPI exchanged mutual releases customary in the circumstances.

Prepaid expenses and other current assets include purchase deposits, miscellaneous prepaid expenses and cash in escrow less a reserve. On December 31, 2020, the Company settled its working capital dispute with CPI, see Note 14 - Contingencies. As a result of this settlement, the Company released the cash that was held in escrow and therefore removed the reserve. The changes in the reserve are shown below and discussed in Note 2 – Discontinued Operations.

Description	Balance at Beginning of Year	Charges to Loss on Sale of Subsidiary	Deductions	Balance at end of year
Valuation reserve deducted from Prepaid Expenses and Other Current Assets:
Year ended December 31, 2020	$1,770,000	$-	$(1,770,000)	$-
Year ended December 31, 2019	$1,770,000	$-	$-	$1,770,000

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

Long-lived assets and intangible assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. For the year ended December 31, 2019 the Company recorded an impairment charge of $275,000 included in continuing operations. See Note 10 – Operating Lease Liabilities.

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and recorded in current assets and amortized using the effective interest method over the term of the related debt. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt and also amortized using the effective interest method over the term of the related debt. The amortization of financing costs is included in interest and financing costs in the statement of operations.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with accounting guidance codified as FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), as amended regarding revenue from contracts with customers. Under the standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

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

The Company’s rights to payments for goods transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 75 days.

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

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived from a small number of customers for U.S. Military Aviation.

There were three customers that represented 73.9% of total sales, and three customers that represented 76.0% of total sales for the years ended December 31, 2020 and 2019, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2020	2019

1	30.4%	34.2%
2	30.3%	30.4%
3	13.2%	*
4	**	11.4%

*	Customer was less than 10% of sales at December 31, 2019.
**	Customer was less than 10% of sales at December 31, 2020.

There were three customers that represented 80.3% of gross accounts receivable and 67.8% of gross accounts receivable at December 31, 2020 and 2019, respectively. This is set forth in the table below.

	Percentage of Receivables
	December 31,	December 31,
Customer	2020	2019

1	57.1%	32.7%
2	12.0%	10.0%
3	11.2%	25.1%

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

Earnings (Loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

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

The following is the calculation of income (loss) from continuing operations applicable to common stockholders utilized to calculate the EPS:

	2020	2019

Income (loss) from continuing operations - Basic	$1,326,000	$(2,598,000)
Add: Convertible Note Interest for Potential Note Conversion	499,000	-
Add: Convertible Note debt discount for Potential Note Conversion	149,000	-

Income (loss) from continuing operations used to calculate diluted earnings per share	$1,974,000	$(2,598,000)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	2020	2019

Weighted average shares outstanding used to compute basic earnings per share	30,742,154	28,851,816
Effect of dilutive stock options and warrants	1,590,000	-
Effect of dilutive convertible notes payable	4,414,929	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	36,747,083	28,851,816

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31, 2020	December 31, 2019

Stock Options	549,000	800,000
Warrants	1,909,902	1,903,000
	2,458,902	2,703,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the years:

	December 31, 2020	December 31, 2019

Stock Options	-	570,000
Warrants	-	500
Convertible notes payable	-	5,405,000
	-	5,975,500

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $308,000 and $378,000 for the years ended December 31, 2020 and 2019, respectively. Stock compensation expense for directors amounted to $211,000 and $244,000 for the years ended December 31, 2020 and 2019, respectively. Stock compensation expenses for employees and directors were included in operating expenses on the accompanying Consolidated Statement of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at December 31, 2020 and 2019 relates to the acquisition of NTW.

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

The Company determined that there has been no impairment of goodwill at December 31, 2020 and 2019.

Freight Out

Freight out is included in operating expenses and amounted to $91,000 and $134,000 for the years ended December 31, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods with those fiscal years. The Company is evaluating the effect of adopting this new accounting guidance on its financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Reclassifications occurred to certain 2019 amounts to conform to the 2020 classification. These reclassifications had no impact on the statement of operations.

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31, 2020	December 31, 2019

Accounts Receivable Gross	$9,762,000	$8,717,000
Allowance for Doubtful Accounts	(964,000)	(859,000)
Accounts Receivable Net	$8,798,000	$7,858,000

The allowance for doubtful accounts for the years ended December 31, 2020 and 2019 is as follows:

		Charged
	Balance at	to	Deductions	Balance at
	Beginning of	Costs and	from	End of
	Year	Expenses	Reserves	Year

Year ended December 31, 2020 Allowance for Doubtful Accounts	$859,000	$483,000	$378,000	$964,000
Year ended December 31, 2019 Allowance for Doubtful Accounts	$524,000	$556,000	$221,000	$859,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2020	2019

Raw Materials	$3,951,000	$4,574,000
Work In Progress	21,933,000	18,452,000
Finished Goods	8,831,000	9,810,000
Reserve	(2,595,000)	(4,190,000)
Total Inventory	$32,120,000	$28,646,000

The Company periodically evaluates inventory and establishes reserves for obsolescence, excess quantities, slow-moving goods, and for other impairment of value.

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2020	2019

Land	$300,000	$300,000
Buildings and Improvements	1,683,000	1,650,000
Machinery and Equipment	21,686,000	18,450,000
Finance Lease Machinery and Equipment	78,000	296,000
Tools and Instruments	12,116,000	11,021,000
Automotive Equipment	200,000	177,000
Furniture and Fixtures	290,000	290,000
Leasehold Improvements	855,000	530,000
Computers and Software	436,000	425,000
Total Property and Equipment	37,644,000	33,139,000
Less: Accumulated Depreciation	(28,063,000)	(25,561,000)
Property and Equipment, net	$9,581,000	$7,578,000

Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $2,570,000 and $3,002,000, respectively. Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2020 and 2019. Accumulated depreciation on these assets was approximately $28,000 and $289,000 as of December 31, 2020 and 2019, respectively.

Note 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses at December 31, are detailed as follows:

	December 31, 2020	December 31, 2019

Accounts Payable	$7,240,000	$6,576,000
Accrued Payroll	663,000	444,000
Accrued Interest - related parties	400,000	210,000
Accrued Interest - others	42,000	294,000
Accrued expenses - other	337,000	581,000
Accounts Payable and accrued expenses	$8,682,000	$8,105,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $219,000 and $257,000 as of December 31, 2020 and 2019, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

Simultaneous with the closing of the sale of the Bay Shore Property, the Company entered into a 20-year triple- net lease (the “Lease”) with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the purchaser of $89,000 as security for the performance of its obligations under the Lease. In addition, at December 31, 2019, the Company had on deposit $150,000 with the landlord as security for the completion of certain repairs and upgrades to the Bay Shore Property. In 2020, the landlord utilized the amounts on deposit to install air conditioning throughout the manufacturing facility. At December 31, 2019, this amount was included in the caption Deferred Finance costs, Net, Deposit and Other Assets in the accompanying Consolidated Balance Sheets. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 10 – Operating Lease Liabilities.

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions”.

Note 9. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	December 31,	December 31,
	2020	2019

Revolving credit note payable to Sterling National Bank (“SNB”)	$15,649,000	$12,543,000
Term loan, SNB	5,558,000	3,800,000
Finance lease obligations	6,000	22,000
Loans Payable - financed assets	48,000	385,000
Related party notes payable, net of debt discount	6,012,000	6,862,000
Convertible notes payable-third parties, net of debt discount	-	2,338,000
Subtotal	27,273,000	25,950,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(16,475,000)	(22,544,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$10,798,000	$3,406,000

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

The initial repayment terms of the SNB term loan provided for monthly principal installments in the amount of $45,238, payable on the first business day of each month, beginning on February 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. In addition, for so long as the SNB term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year, beginning with the year ending December 31, 2020, the Company shall pay to SNB an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such Fiscal Year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to SNB and applied to the outstanding principal balance of the term loan, on or prior to April 15 of the Fiscal Year immediately following such Fiscal Year.

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

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of December 31, 2020, the Company was in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

The aggregate payments for the term note at December 31, 2020 are as follows:

For the year ending	Amount
December 31, 2021	$812,000
December 31, 2022	4,805,000
SNB Term Loans payable	5,617,000
Less: debt issuance costs	(59,000)
Total SNB Term loan payable, net of debt issuance costs	5,558,000
Less: Current portion of SNB term loan payable	812,000
Total long-term portion of SNB term loan payable	$4,746,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan bear an interest rate equal to 30-day LIBOR, plus 2.5% (with a floor of 3.5%).

As of December 31, 2020, the Company’s debt to SNB in the amount of $21,207,000 consisted of the SNB revolving line of credit note in the amount of $15,649,000 and the SNB term loan in the amount of $5,558,000. Interest expense for the year ending December 31, 2020 amounted to $586,000 for this credit facility.

As of December 31, 2019, the Company’s debt to SNB in the amount of $16,343,000 consisted of the SNB revolving line of credit note in the amount of $12,543,000 and the SNB term loan in the amount of $3,800,000. No interest expense was incurred on the SNB Facility during 2019.

PNC Bank N.A. (“PNC”)

The Company previously maintained a financing facility with PNC. Under such facility, substantially all of the Company’s assets were pledged as collateral. The PNC Facility provided for a $15,000,000 revolving line of credit (“PNC revolving line of credit”) and a term loan (“PNC term loan”).

Interest expense related to the PNC Facility amounted to approximately $1,860,000 for the year ended December 31, 2019.

On December 31, 2019, both the PNC revolving line of credit and PNC term loan were paid in full and all assets that were previously pledged as collateral were released.

Loans Payable – Financed Assets

The Company financed the 2019 acquisition of manufacturing equipment with a third-party loan. The loan obligation totaled $0 and $385,000 as of December 31, 2020 and 2019, respectively and bore interest at 3% per annum. This loan was repaid in full in conjunction with the First Amendment to the SNB Term Loan.

The Company has also borrowed to purchase a delivery vehicle in July 2020. The loan obligation totaled $48,000 as of December 31, 2020. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2021	$9,000
December 31, 2022	9,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
Thereafter	3,000
Loans Payable - financed assets	48,000
Less: Current portion	9,000
Long-term portion	$39,000

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

On June 26, 2019, the Company was advanced $250,000 from each of Michael and Robert Taglich. These notes bear interest at a rate of 12% per annum. In connection with these notes, the Company issued 37,500 shares of stock to each of Michael and Robert Taglich. The maturity date of these notes, was June 30, 2020, but was extended to July 1, 2023.

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

During the second quarter of 2019, the maturity date of the 2019 Notes was extended to June 30, 2020. The interest rate of the notes remains at 12% per annum. In connection with the extension, 180,000 shares of common stock were issued on a pro-rata basis to each of the note holders, including 150,000 shares to Michael Taglich and 15,000 shares to Robert Taglich. The shares were valued at $1.01 per share or $182,000. The costs have been recorded as a debt discount, and are being accreted over the revised term. In connection with the SNB Facility, Michael and Robert Taglich agreed to extend the maturity date of the 2019 Notes to July 1, 2023.

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

Related party advances and notes payable, net of debt discounts to Michael and Robert Taglich, and their affiliated entities, totaled $6,012,000 and $6,862,000, as of December 31, 2020 and 2019, respectively. Unamortized debt discounts related to these notes amounted to $0 and $226,000 as of December 31, 2020 and 2019, respectively. Interest incurred on these related party notes amounted to approximately $526,000 and $446,000 for the years ended December 31, 2020 and 2019, respectively Amortization of debt discount incurred on these related party notes amounted to approximately $226,000 and $375,000 for the year ended December 31, 2020 and 2019 respectively. The amortization of the debt discount is included in interest and financing costs in the Consolidated Statement of Operations.

Per the terms of the SNB Facility, the maturity date of all related party notes has been extended to July 1, 2023 and are subordinated to the SNB Facility. There are no principal payments due on these notes until such time.

On January 1, 2021, the related party subordinated notes were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. The Note Holders and the principal balance of the notes as amended on January 1, 2021 are shown below:

	Michael Taglich, Chairman	Robert Taglich, Director	Taglich Brothers Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated notes	1,250,000	350,000	-	1,600,000
Total	$3,916,000	$2,255,000	$241,000	$6,412,000

Convertible Notes Payable – Third Parties

As discussed above in connection with the Private Placement of Subordinated Notes due May 31, 2019, together with Shares of Common Stock, a $100,000 note issued to a third party in May 2018 was repaid in January 2020.

In the years ended December 31, 2020 and 2019, the third party holders of $580,000 and $2,245,000 principal, respectively, with accrued interest thereon of $58,000 and $344,000, respectively, converted their notes into approximately 426,000 and 1,831,000 shares, respectively, of common stock. These notes were converted at a per share price between $1.35 and $1.50.

8% Notes payable to third parties totaled $0 and $2,338,000, net of unamortized debt discount at December 31, 2020 and 2019, respectively. Interest incurred on the 8% Notes amounted to approximately $141,000 and $380,000 for the years ended December 31, 2020 and 2019, respectively, unamortized debt discounts related to these notes amounted to $0 and $7,000 as of December 31, 2020 and 2019, respectively. Amortization of debt discount on the 8% Notes amounted to approximately $7,000 and $135,000 for the years ended December 31, 2020 and 2019, respectively. These costs are included in interest and financing costs in the Consolidated Statement of Operations.

SBA Loans

In May 2020, AIM, NTW and Sterling entered into SBA Loans with SNB as the lender in an aggregate principal amount of $2,414,000, which was forgiven by the SBA in December of 2020. Each SBA Loan was evidenced by a Note. Subject to the terms of the Note, the SBA Loans bore interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, had an initial term of two years, and was unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). In December 2020, the Company was notified that the loans and all interest accrued thereon had been forgiven.

The Company elected to treat the SBA Loans as debt under FASB ASC 470. As such, the Company derecognized the liability when the loans were forgiven and the Company was legally released from the loans.

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

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

For the year ended	Amount
December 31, 2021	$1,080,000
December 31, 2022	1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
Thereafter	730,000
Total future minimum lease payments	5,917,000
Less: discount	(1,289,000)
Total operating lease maturities	4,628,000
Less: current portion of operating lease liabilities	(701,000)
Total long term portion of operating lease maturities	$3,927,000

	December 31,	December 31,
	2020	2019
Weighted Average Remaining Lease Term - in years	5.53	6.32
Weighted Average discount rate - %	8.89%	9.50%

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

Rent expense for the years ended December 31, 2020 and 2019 was $1,173,000 and $1,193,000, respectively.

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

The table below shows the activity within the liability account for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash received from sale of future proceeds from disposition of subsidiary	$-	$800,000
Liabilities related to sale of future proceeds from disposition of subsidiary – beginning balance	602,000	-
Non-Cash other income recognized	(402,000)	(282,000)
Non-Cash interest expense recognized	122,000	84,000
Liabilities related to sale of future proceeds from disposition of subsidiary – ending balance	322,000	602,000
Less: unamortized transaction costs	(3,000)	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$319,000	$599,000

Note 12. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

In January 2020, the Company issued and sold 419,597 shares of its common stock for gross proceeds of $984,000 pursuant to a Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

During the year ended December 31, 2020, the Company issued 1,830,631 shares of common stock to convert third party subordinated debt totaling $2,589,000 to equity.

During the year ended December 31, 2020, the Company issued 178,405 shares of common stock in payment of directors’ fees totaling $211,000.

During the year ended December 31, 2019, the Company issued 50,000 shares of common stock in lieu of cash payment for various services provided to the Company, 257,602 shares of common stock in payment of directors’ fees, 424,805 shares of common stock issued from the conversion of notes payable, 180,000 shares issued in connection with the issuance of subordinated notes payable and 2,778 shares issued upon the exercise of stock options.

During the first quarter of 2021, the Company issued 41,960 shares of common stock in payment of directors’ fees totaling $52,000 and 51,224 shares of common stock upon the exercise of stock options.

Note 13. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the “Union”). The Agreement was renewed as of December 31, 2018 and expires on December 31, 2021 and covers all of AIM’s production personnel, of which there are approximately 93 people. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees. Medical benefits for union employees are provided through a policy with Insperity Services, Inc. (“Insperity”), the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $134,000 and $137,000 for the years ended December 31, 2020 and 2019, respectively.

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

Others

All of the Company’s employees are covered under a co-employment agreement with Insperity, a professional employer organization (“PEO”) that provides out-sourced human resource services.

The Company has a defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Plans”). Pursuant to the Plans, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plans.

Note 14. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Contract Pharmacal Corp. commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by Welding Metallurgy, Inc., at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims. The pace of litigation in the civil courts in New York has been slowed by the impact of Covid-19. The Court has ordered us and Contract Pharmacal to complete discovery, which is ongoing.

On December 20, 2018, the Company completed the sale of all of the outstanding shares of its subsidiary, WMI, to CPI.

There ensued a dispute with CPI regarding amounts it claimed were due based upon the value it ascribed to the inventory as of the closing date. On December 23, 2020 the Company and CPI reached an agreement to settle the working capital dispute. Pursuant to the settlement, the escrow agent released to CPI the balance of $ 1,380,684 remaining in the escrow account which had been established at the closing and the Company and CPI exchanged mutual releases customary in the circumstances.

From time to time the Company may be engaged in various lawsuits and legal proceedings in the ordinary course of business. The Company is currently not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on its business, financial condition or operating results. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder of its common stock, is an adverse party or has a material interest adverse to our interest.

Note 15. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2020	2019

Current
Federal tax refund	$(1,416,000)	$-
State	4,000	37,000
Total (Benefit from) Expense for Income Taxes	(1,412,000)	37,000
Deferred Tax Benefit	-	-
Valuation Allowance	-	-
Net (Benefit from) Provision for Income Taxes	$(1,412,000)	$37,000

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2020	2019

U.S. statutory income tax rate	21.00%	21.00%
State taxes	-0.90%	-1.11%
Permanent difference, overaccruals, and non-deductible items	159.65%	-3.33%
Rate change and provision to return true-up	197.34%	0.62%
Expired stock options	0.00%	1.54%
Deferred tax valuation allowance	-393.63%	-20.13%
Cares Act Refund	458.76%	0.00%
Total	442.22%	-1.41%

The components of net deferred tax assets at December 31, 2020 and 2019 are set forth below:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Current:
Net operation loss	$6,594,000	$8,017,000
Allowance for doubtful accounts	252,000	216,000
Inventory - IRC 263A adjustment	341,000	268,000
Stock based compensation - options and restricted stock	277,000	150,000
Capitalized engineering costs	336,000	323,000
Deferred rent	4,000	12,000
Amortization - NTW Transaction	495,000	442,000
Inventory reserve	1,250,000	1,000,000
Deferred gain on sale of real estate	132,000	84,000
Accrued Expenses	158,000	165,000
Disallowed interest	1,813,000	1,431,000
Right of Use Asset	292,000	329,000
Total non-current deferred tax asset before valuation allowance	11,944,000	12,437,000
Valuation allowance	(9,394,000)	(10,663,000)
Total non-current deferred tax asset after valuation allowance	2,550,000	1,774,000

Deferred tax liabilities
Property and equipment	(2,150,000)	(1,628,000)
Other	(400,000)	(146,000)
Total deferred tax liabilities	(2,550,000)	(1,774,000)

Net deferred tax asset	$-	$-

During the years ended December 31, 2020 and 2019, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2020 and 2019, the Company provided a valuation allowance on its net deferred tax assets of $9,394,000 and $10,663,000, respectively.

As of December 31, 2020, the Company had a Federal net operating loss carry forward of approximately $27,576,000, of which $22,461,000 expire in years through 2037 and $5,115,000 that do not expire. State net operating loss carry forwards total approximately $9,458,000 (with effective rates from 5.5% to 10%), expiring in years through 2040.

At December 31, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2020 and 2019, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years generally remain subject to examination by federal and state tax authorities.

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

During the year ended December 31, 2020, the Company granted options to purchase 560,000 shares of common stock to certain of its employees and directors. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.22% to 1.61%; expected volatility factors of 71.5% to 75.4%; expected dividend yield of 0%; and expected life of 2.5 to 4 years.

During the year ended December 31, 2019, the Company granted options to purchase 613,000 shares of common stock to certain of its employees and directors. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.87% to 2.60%; expected volatility factors of 65.8% to 72.4%; expected dividend yield of 0%; and expected life of 4.9 to 6.8 years.

The Company recorded stock based compensation expense of $308,000 and $378,000 in its consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2020	2019
Risk-free interest rates	0.22% - 1.61%	1.87% - 2.60%
Expected life (in years)	2.50 - 4.00	4.90 - 6.80
Expected volatility	71.5% - 75.4%	65.8% - 72.4%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$0.64	$0.50

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

A summary of the status of the Company’s stock options as of December 31, 2020 and 2019, and changes during the two years then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2019	838,149	$3.08
Granted during the period	613,000	0.96
Exercised during the period	(15,000)	0.88
Terminated/Expired during the period	(66,500)	7.46
Balance, December 31, 2019	1,369,649	$2.01
Granted during the period	560,000	1.20
Exercised during the period	-	-
Terminated/Expired during the period	(70,649)	7.48
Balance, December 31, 2020	1,859,000	$1.56

Exercisable at December 31, 2020	1,488,997	$1.68

The following table summarizes information about stock options at December 31, 2020:

	Number		Wtd. Avg,	Wtd. Avg.
Range of Exercise Price	Outstanding	Exercisable	Life	Exercise Price
$0.00 - $5.00	1,784,000	1,414,000	3.69 years	$1.25
$5.01 - $15.00	75,000	75,000	0.32 years	$8.85
$0.00 - $15.00	1,859,000	1,489,000	3.55 years	$1.56

As of December 31, 2020, there was $80,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 0.7 years.

The aggregate intrinsic value at December 31, 2020 was based on the Company’s closing stock price of $1.23 was approximately $269,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. The total number of in-the-money options exercisable as of December 31, 2020 was 205,000.

The weighted average fair value of options granted during the years ended December 31, 2020 and 2019 was $0.64 and $0.50 per share, respectively. The total intrinsic value of options exercised during both the years ended December 31, 2020 and 2019 was $0. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $237,000 and $1,210,000, respectively.

Warrants

During both the years ended December 31, 2020 and 2019, the Company did not issue warrants, in connection with convertible notes payable and common stock issuances.

The following tables summarize the Company’s outstanding warrants as of December 31, 2020 and changes during the two years then ended:

			Wtd. Avg.
		Wtd. Avg.	Remaining
		Exercise	Contractual
	Warrants	Price	Life (years)
Balance, January 1, 2019	2,239,762	$3.10	3.35
Granted during the period	-	-	-
Terminated/Expired during the period	(56,800)	10.80	-
Balance, December 31, 2019	2,182,962	$2.90	2.43
Granted during the period	-	-	-
Terminated/Expired during the period	-	$-	-
Balance, December 31, 2020	2,182,962	$2.90	1.43

Exercisable at December 31, 2020	2,182,962	$2.90	1.43

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

The accounting policies of each of the segments are the same as those described in Note 3 – Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferors cost, and there is no intercompany profit or loss on intersegment transfers. We evaluate performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s reporting segments for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019

COMPLEX MACHINING
Net Sales	$44,659,000	$48,226,000
Gross Profit	6,493,000	8,669,000
Pre Tax Income from continuing operations	4,965,000	5,266,000
Assets	51,368,000	45,268,000

TURBINE ENGINE COMPONENTS
Net Sales	5,438,000	6,347,000
Gross Profit	19,000	473,000
Pre Tax Loss from continuing operations	(31,000)	(500,000)
Assets	3,899,000	5,005,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Pre Tax Loss from continuing operations	(5,020,000)	(7,327,000)
Assets	2,510,000	817,000

CONSOLIDATED
Net Sales	50,097,000	54,573,000
Gross Profit	6,512,000	9,142,000
Pre Tax Loss from continuing operations	(86,000)	(2,561,000)
(Benefit from) provision for Income Taxes	(1,412,000)	37,000
Loss from Discontinued Operations, net of taxes	(230,000)	(134,000)
Net Income (Loss)	1,096,000	(2,732,000)
Assets	$57,777,000	$51,090,000