Form 10-Q
period 2021-03-31
AIR INDUSTRIES GROUP
filed 2021-05-11
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2021

or

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

There were a total of 32,037,547 shares of the registrant’s common stock outstanding as of May 7, 2021.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,731,000	$2,505,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $886,000 and $964,000	9,692,000	8,798,000
Inventory	32,195,000	32,120,000
Prepaid Expenses and Other Current Assets	250,000	173,000
Prepaid Taxes	15,000	15,000
Total Current Assets	43,883,000	43,611,000

Property and Equipment, Net	9,141,000	9,581,000
Operating Lease Right-Of-Use-Asset	3,392,000	3,510,000
Deferred Financing Costs, Net, Deposits and Other Assets	781,000	912,000
Goodwill	163,000	163,000
TOTAL ASSETS	$57,360,000	$57,777,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$15,606,000	$16,475,000
Accounts Payable and Accrued Expenses	8,246,000	8,682,000
Operating Lease Liabilities - Current Portion	693,000	701,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,802,000	917,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	200,000	200,000
Deferred payroll tax liability - CARES Act - Current Portion	314,000	314,000
Total Current Liabilities	26,899,000	27,327,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	4,587,000	4,786,000
Notes Payable - Related Party - Net of Current Portion	6,412,000	6,012,000
Operating Lease Liabilities - Net of Current Portion	3,763,000	3,927,000
Deferred Gain on Sale - Net of Current Portion	171,000	181,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Net of Current Portion	49,000	122,000
Deferred payroll tax liability - CARES Act - Net of Current Portion	313,000	313,000
TOTAL LIABILITIES	42,194,000	42,668,000

Commitments and Contingencies

Stockholders’ Equity Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2021 and December 31, 2020.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 32,000,155 and 31,906,971 Shares Issued and Outstanding as of March 31, 2021 and December 31, 2020, respectively	32,000	32,000
Additional Paid-In Capital	81,447,000	81,238,000
Accumulated Deficit	(66,313,000)	(66,161,000)
TOTAL STOCKHOLDERS’ EQUITY	15,166,000	15,109,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,360,000	$57,777,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2021	2020

Net Sales	$13,712,000	$13,447,000

Cost of Sales	11,915,000	11,266,000

Gross Profit	1,797,000	2,181,000

Operating Expenses	1,770,000	2,262,000

Income (loss) from Operations	27,000	(81,000)

Interest and Financing Costs	(172,000)	(252,000)

Interest Expense - Related Parties	(125,000)	(128,000)

Other Income, Net	118,000	105,000

Loss before Benefit From Income Taxes	(152,000)	(356,000)

Benefit from Income Taxes	-	(1,414,000)

Net (Loss) Income	$(152,000)	$1,058,000

Net (Loss) Income per share - Basic	$(0.00)	$0.04

Net (Loss) Income per share - Diluted	$(0.00)	$0.03

Weighted Average Shares Outstanding - basic	31,971,922	30,380,234
Weighted Average Shares Outstanding - diluted	31,971,922	36,521,454

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000
Common stock issued for directors fees	41,960	-	52,000	-	52,000
Stock Compensation Expense	-	-	157,000	-	157,000
Stock Options exercised	51,224	-		-	-
Net Loss	-	-	-	(152,000)	(152,000)
Balance, March 31, 2021	32,000,155	$32,000	$81,447,000	$(66,313,000)	$15,166,000

Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000
Common stock issued for directors fees	43,771	-	55,000	-	55,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	590,243	-	885,000	-	885,000
Stock Compensation Expense	-	-	140,000	-	140,000
Net Income	-	-	-	1,058,000	1,058,000
Balance, March 31, 2020	30,531,949	$30,000	$79,352,000	$(66,199,000)	$13,183,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(152,000)	$1,058,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation of property and equipment	713,000	656,000
Non-cash employee compensation expense	157,000	140,000
Non-cash directors compensation	52,000	55,000
Non-cash other income recognized	(104,000)	(92,000)
Non-cash interest expense	31,000	28,000
Amortization of Right-of-Use Asset	118,000	122,000
Deferred gain on sale of real estate	(10,000)	(10,000)
Loss on sale of equipment	-	16,000
Amortization of debt discount on convertible notes payable	-	78,000
Bad debt expense (recovery)	(78,000)	268,000
Amortization of deferred financing costs	36,000	30,000
Changes in Assets and Liabilities (Increase) Decrease in Operating Assets:
Accounts receivable	(816,000)	(1,033,000)
Inventory	(75,000)	(1,162,000)
Prepaid expenses and other current assets	(77,000)	(6,000)
Deposits and other assets	95,000	(76,000)
Income tax receivable	-	(1,416,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(36,000)	1,216,000
Operating lease liabilities	(172,000)	(167,000)
Deferred revenue	885,000	(7,000)
Income taxes payable	-	(12,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	567,000	(314,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(273,000)	(78,000)
NET CASH USED IN INVESTING ACTIVITIES	(273,000)	(78,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Sterling National Bank	(868,000)	1,033,000
Payments of note payable - term notes - SNB	(196,000)	(90,000)
Payments of finance lease obligations	(2,000)	(7,000)
Proceeds from issuance of common stock	-	984,000
Share issuance costs	-	(145,000)
Payments of notes payable issuances- related party	-	(1,012,000)
Payments of notes payable - third party	-	(100,000)
Payments of loan payable - financed asset	(2,000)	(71,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,068,000)	592,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(774,000)	200,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505,000	1,294,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,731,000	$1,494,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, (Continued)

(Unaudited)

	2021	2020

Supplemental cash flow information
Cash paid during the period for interest	$307,000	$205,000

Supplemental disclosure of non-cash investing and financing activities
Capitalization of accrued interest on related party notes payable	$400,000	$-
Common Stock issued for conversion of notes payable and accrued interest	$-	$885,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three months ending March 31, 2021, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2020 was derived.

Reclassifications

Reclassification occurred to certain 2020 amounts to conform to the 2021 classification. These reclassifications had no impact on the statement of operations.

Liquidity

At each reporting period, management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if management concludes that substantial doubt exists about the Company’s ability to continue as a going concern and such doubt is not alleviated by the Company’s plans or when the Company’s plans alleviate substantial doubt about its ability to continue as a going concern. The evaluation entails analyzing prospective operating budgets and forecasts for expectations regarding cash needs and comparing those needs to the current cash and cash equivalent balance and expectations regarding cash to be generated over the following year.

Although the global outbreak of COVID-19 had a significant adverse impact on the world economy and negatively impacted the Company’s revenues, earnings and operating cash flows in 2020, management believes the Company’s operations substantially returned to normal in fiscal 2021 and the Company generated net cash from operations of $567,000 in the quarter ended March 31, 2021. With the first quarter of fiscal 2021 now completed and the Company’s recent investments in new machinery and equipment paying off, management believes the Company will continue to improve its liquidity. As such, based on current best estimates of fiscal 2021 sales, confirmed and expected orders, the strength of existing backlog, overall market demand, expected timing of future cash receipts and expenditures and the Company’s ability to access additional liquidity, if needed, the Company believes it will have adequate cash to support operations through May 31, 2022.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on annual gross profit percentages of the immediately preceding year as applied to the net sales of the current period. During the three months ended March 31, 2021, the Company determined that its gross profit for its Complex Machining segment was below its 2020 gross profit percentages, and accordingly has adjusted margins to less than those of 2020. Adjustments to reconcile the annual physical inventory to the Company’s books are recorded in the fourth quarter.

Credit and Concentration Risks

Net Sales and Accounts Receivable

There were three customers that represented 77.9% and 79.9% of total net sales for the three months ended March 31, 2021 and 2020, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
1	33.8%	36.2%
2	26.6%	31.5%
3	17.5%	12.2%

There were three customers that represented 77.8% and 80.3% of gross accounts receivable at March 31, 2021 and December 31, 2020, respectively. This is set forth in the table below.

	Percentage of Receivables
Customer	March 31, 2021	December 31, 2020
	(unaudited)
1	46.7%	57.1%
2	17.6%	*
3	13.5%	12.0%
4	**	11.2%

*	Customer was less than 10% of Gross Accounts Receivable at December 31, 2020.
**	Customer was less than 10% of Gross Accounts Receivable at March 31, 2021.

Cash and Cash Equivalents

During the period, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

Major Suppliers

The Company has several key sole-source suppliers of various parts that are important for one or more of its products. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, its business could be severely harmed.

Leases

The Company accounts for leases under ASC 842, “Leases.” All leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. See Note 4.

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

The following is the calculation of net income (loss) applicable to common stockholders utilized to calculate EPS:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Net (loss) income per statement of operations	$(152,000)	$1,058,000
Add: Convertible Note Interest for Potential Note Conversion	-	170,000
(Loss) income used to calculate diluted earnings per share	$(152,000)	$1,228,000

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Weighted average shares outstanding used to compute basic earnings per share	31,971,922	30,380,234
Effect of dilutive stock options and warrants	-	1,137,769
Effect of dilutive convertible notes payable	-	5,003,451
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	31,971,922	36,521,454

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Stock Options	191,000	234,000
Warrants	1,423,000	1,423,000
	1,614,000	1,657,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Stock Options	1,991,000	-
Warrants	760,000	-
Convertible notes payable	4,058,000	-
	6,809,000	-

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $157,000 and $140,000 for the three months ended March 31, 2021 and 2020, respectively. Stock compensation expense for directors amounted to $52,000 and $55,000 for the three months ended March 31, 2021 and 2020, respectively. Stock compensation expenses for employees and directors were included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both March 31, 2021 and December 31, 2020 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016- 13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

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

On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2021, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope: which clarified the scope of ASU 2020-04. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of these ASU’s did not have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,720,000	1,683,000	31.50 years
Machinery and Equipment	21,838,000	21,738,000	5 - 8 years
Finance Lease Machinery and Equipment	78,000	78,000	5 - 8 years
Tools and Instruments	12,246,000	12,116,000	1.50 - 7 years
Automotive Equipment	148,000	148,000	5 years
Furniture and Fixtures	290,000	290,000	5 - 8 years
Leasehold Improvements	861,000	855,000	Term of Lease
Computers and Software	436,000	436,000	4 - 6 years
Total Property and Equipment	37,917,000	37,644,000
Less: Accumulated Depreciation	(28,776,000)	(28,063,000)
Property and Equipment, net	$9,141,000	$9,581,000

Depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $713,000 and $656,000, respectively.

Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2021 and 2020. Accumulated depreciation on these assets was approximately $30,000 and $28,000 as of March 31, 2021 and December 31, 2020, respectively.

Note 4. LEASES

The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. The Company leases certain machinery and equipment under finance leases and leases its offices and manufacturing facilities under operating leases. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	March 31,	December 31,
	2021	2020
	(unaudited)
Weighted Average Remaining Lease Term - in years	5.19	5.53
Weighted Average discount rate - %	8.31%	8.90%

The aggregate undiscounted cash flows of operating lease payments as of March 31, 2021, with remaining terms greater than one year are as follows:

Amount
December 31, 2021 (remainder of the year)	$808,000
December 31, 2022	1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
Thereafter	730,000
Total future minimum lease payments	5,645,000
Less: discount	(1,189,000)
Total operating lease maturities	4,456,000
Less: current portion of operating lease liabilities	(693,000)
Total long term portion of operating lease maturities	$3,763,000

On April 29, 2021 the Company entered into an agreement to surrender the possession of the premises of the former corporate office, located in Hauppauge, NY. The Company made a one-time payment of 40% of the remaining balance due to the landlord as of May 1, 2021, of approximately $37,000. The Company had previously recognized a lease impairment of $275,000 to its Operating Lease Right-of-Use-Asset for the year-ended December 31, 2019.

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)
Revolving credit note payable to Sterling National Bank (“SNB”)	$14,781,000	$15,649,000
Term loan, SNB	5,362,000	5,558,000
Finance lease obligations	4,000	6,000
Loans Payable - financed assets	46,000	48,000
Related party notes payable, net of debt discount	6,412,000	6,012,000
Subtotal	26,605,000	27,273,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(15,606,000)	(16,475,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$10,999,000	$10,798,000

Sterling National Bank (“SNB”)

On December 31, 2019, the Company entered into a loan facility (“SNB Facility”) with SNB expiring on December 30, 2022. The new loan facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”).

In 2020, the Company entered into the First Amendment to Loan and Security Agreement (“First Amendment”). The terms of the amendment increase the Term Loan to $5,685,000. The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. Additionally, the date by which certain subordinated third-party notes need to be extended by was changed from September 30, 2020 to November 30, 2020. The Company has paid an amendment fee of $20,000.

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of March 31, 2021, the Company was in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

As of March 31, 2021 the future minimum principal payments for the SNB term loan are as follows:

For the twelve months ending	Amount
December 31, 2021 (remainder of the year)	$609,000
December 31, 2022	4,805,000
SNB Term Loan payable	5,414,000
Less: debt issuance costs	(52,000)
Total SNB Term loan payable, net of debt issuance costs	5,362,000
Less: Current portion of SNB term loan payable	(812,000)
Total long-term portion of SNB term loan payable	$4,550,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan will bear an interest rate equal to 30-day LIBOR (with a 1% floor) plus 2.5%. The average interest rate charged during the period ended March 31, 2021 was 3.5%.

As of March 31, 2021, our debt to SNB in the amount of $20,143,000 consisted of the SNB revolving line of credit note in the amount of $14,781,000 and the SNB term loan in the amount of $5,362,000. As of December 31, 2020, our debt to SNB in the amount of $21,207,000 consisted of the SNB revolving line of credit note in the amount of $15,649,000 and the SNB term loan in the amount of $5,558,000.

Interest expense related to the SNB Facility amounted to approximately $181,000 and $120,000 for the three months ended March 31, 2021 and 2020, respectively.

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $46,000 and $48,000 as of March 31, 2021 and December 31, 2020, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments, are as follows:

For the twelve months ending	Amount
December 31, 2021 (remainder of the year)	$7,000
December 31, 2022	9,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
Thereafter	3,000
Loans Payable - financed assets	46,000
Less: Current portion	9,000
Long-term portion	$37,000

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

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable with Michael and Robert Taglich. These notes included proceeds totaling $6,550,000. In connection with these notes, Michael and Robert were issued a total of 355,082 shares of common stock and Taglich Brothers Inc. were issued promissory notes totaling $554,000 for placement agency fees.

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the SNB Facility, these notes remain subordinate to the SNB Facility and are due on July 1, 2023. There are no principal payments due on these notes until such time. The Note Holders and the principal balance of the notes as amended on January 1, 2021 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,250,000	350,000	-	1,600,000
Total	$3,916,000	$2,255,000	$241,000	$6,412,000

For the three months ended March 31, 2021, no principal payments have been made on these notes and the principal balances remain unchanged from the table above. Interest expense for the three months ended March 31, 2021 and 2020 on all related party notes payable was $125,000 and $128,000, respectively.

Convertible Notes Payable – Third Parties

As of both March 31, 2021 and December 31, 2020 the notes payable to third parties totaled $0 as the notes were converted into shares of common stock in 2020. Interest incurred on these amounted to approximately $42,000 for the three months ended March 31, 2020. Amortization of debt discount on these notes amounted to approximately $4,000 for the three months ended March 31, 2020. These costs are included in interest and financing costs in the Condensed Consolidated Statement of Operations.

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

The Company recognized $104,000 and $92,000 of non-cash income reflected in “other income, net” on the condensed consolidated statement of operations and recorded $31,000 and $28,000 of related non-cash interest expense related to the Purchase Agreement, for the three months ended March 31, 2021 and 2020, respectively.

The table below shows the activity within the liability account for:

	March 31, 2021	December 31, 2020
	(unaudited)

Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$322,000	$602,000
Non-Cash other income recognized	(104,000)	(402,000)
Non-Cash interest expense recognized	31,000	122,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	249,000	322,000
Less: unamortized transaction costs	(3,000)	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$246,000	$319,000

Note 7. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

The Company issued 41,960 and 43,771 shares of common stock in payment of director fees totaling $52,000 and $55,000 for the three months ended March 31, 2021 and 2020, respectively. Additionally, the Company issued 51,224 shares of common stock upon the cashless exercise of stock options during the three months ended March 31, 2021.

In January 2020, we issued and sold 419,597 shares of our common stock for gross proceeds of $984,000 pursuant to our Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

During the three months ended March 31, 2020, the Company issued 590,243 shares of common stock to convert third party subordinated debt totaling $885,000 to equity.

During the second quarter of 2021, the Company issued 37,392 shares of common stock in payment of directors’ fees totaling $52,000.

Note 8. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Contract Pharmacal Corp. (“Contact Pharmacal”) commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal seeks damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. The Company disputes the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims and have recently submitted a motion in opposition to its motion for summary judgement. As of March 31, 2021, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2021 and 2020 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As a result of the passage of the CARES Act, the Company filed for a net operating loss carryback claim of $1,416,000 in March 2020. The refund was received in April 2020.

As of March 31, 2021 and December 31, 2020, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Financial information about the Company’s reporting segments for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months
	Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,166,000	$12,064,000
Gross Profit	1,619,000	2,168,000
Income before benefit from income taxes	980,000	1,170,000
Assets	51,703,000	48,732,000

TURBINE ENGINE COMPONENTS
Net Sales	1,546,000	1,383,000
Gross Profit	178,000	13,000
Loss before benefit from income taxes	(15,000)	(126,000)
Assets	3,582,000	4,569,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Loss before benefit from income taxes	(1,117,000)	(1,400,000)
Assets	2,075,000	750,000

CONSOLIDATED
Net Sales	13,712,000	13,447,000
Gross Profit	1,797,000	2,181,000
Loss before benefit from income taxes	(152,000)	(356,000)
Benefit from Income Taxes	-	(1,414,000)
Net Income (loss)	(152,000)	1,058,000
Assets	$57,360,000	$54,051,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2020 (the “2020 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

The financial statements contained in this report as well as the discussion below principally reflect the status of our business and the results of our operations as of March 31, 2021.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended
	March 31,	March 31,
	2021	2020
	(unaudited)	(unaudited)
Net sales	$13,712,000	$13,447,000
Cost of sales	11,915,000	11,266,000
Gross profit	1,797,000	2,181,000
Operating expenses and interest and financing costs	2,067,000	2,642,000
Other income, net	118,000	105,000
Benefit from income taxes	-	(1,414,000)
Net Income (loss)	$(152,000)	$1,058,000

Balance Sheet Data:

	March 31,	December 31,
	2021	2020
	(unaudited)
Cash and cash equivalents	$1,731,000	$2,505,000
Working capital	$16,984,000	$16,284,000
Total assets	$57,360,000	$57,777,000
Total stockholders’ equity	$15,166,000	$15,109,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months
	Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$12,166,000	$12,064,000
Gross Profit	1,619,000	2,168,000
Income before benefit from income taxes	980,000	1,170,000
Assets	51,703,000	48,732,000

TURBINE ENGINE COMPONENTS
Net Sales	1,546,000	1,383,000
Gross Profit	178,000	13,000
Loss before benefit from income taxes	(15,000)	(126,000)
Assets	3,582,000	4,569,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Loss before benefit from income taxes	(1,117,000)	(1,400,000)
Assets	2,075,000	750,000

CONSOLIDATED
Net Sales	13,712,000	13,447,000
Gross Profit	1,797,000	2,181,000
Loss before benefit from income taxes	(152,000)	(356,000)
Benefit from Income Taxes	-	(1,414,000)
Net Income (loss)	(152,000)	1,058,000
Assets	$57,360,000	$54,051,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2021 were $13,712,000, an increase of $265,000, or 2.0%, compared with $13,447,000 for the three months ended March 31, 2020. Net sales of our Complex Machining segment were $12,166,000, an increase of $102,000, or 0.8%, from $12,064,000 for the three months ended March 31, 2020. Net sales in our Turbine Engine Components segment were $1,546,000, an increase of $163,000, or 11.8% compared with $1,383,000 for the three months ended March 31, 2020.

As indicated in the table below, three customers represented 77.9% and 79.9% of total net sales for the three months ended March 31, 2021 and March 31, 2020, respectively.

	Percentage of Sales
Customer	2021	2020
	(unaudited)	(unaudited)
Sikorsky Aircraft	33.8%	36.2%
Goodrich Landing Gear Systems	26.6%	31.5%
United States Department of Defense	17.5%	12.2%

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2021 was $1,797,000, a decrease of $384,000, or 17.6%, as compared to gross profit of $2,181,000 for the three months ended March 31, 2020. Consolidated gross profit as a percentage of sales was 13.1% and 16.2% for the three months ended March 31, 2021 and 2020, respectively. This decrease was mainly attributable to an increase of approximately $518,000 in manufacturing overhead costs primarily related to employee benefit costs and depreciation of new equipment, and a loss of approximately $91,000 resulting from a termination of a contract by a customer.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2021 were $297,000 a decrease of $83,000 or 21.8% compared to $380,000 for the three months ended March 31, 2020. This decrease is attributable to the conversion of our third party Convertible Debt during fiscal 2020.

Operating Expense

Consolidated operating expenses for the three months ended March 31, 2021 totaled $1,770,000 and decreased by $492,000 or 21.8% compared to $2,262,000 for the three months ended March 31, 2020.

Net (Loss) Income

Net loss for the three months ended March 31, 2021 was $152,000, a reduction of $1,210,000, compared to net income of $1,058,000 for the three months ended March 31, 2020 due to the reasons stated above. In addition, the Company recorded a benefit from income taxes of $1,414,000 for the three months ended March 31, 2020 pursuant to the filing of a net operating loss claim (see below).

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2020, we took advantage of a number of U.S. government programs to improve our liquidity to offset the negative impact to our business from COVID-19. These steps included:

1)	Received Low Interest Loans from the SBA – In May 2020, our three operating subsidiaries entered into government subsidized loans with Sterling National Bank (“SNB”) in an aggregate principal amount of $2.4 million (“SBA Loans”).

2)	Applied for and Received Forgiveness of the SBA Loans – In accordance with U.S. government regulations we applied to SNB for forgiveness of each Loan in full and in December 2020 we received final approval from the SBA that the entire principal amount of our SBA Loans plus accrued interest had been forgiven.

3)	Deferred Certain Tax Payments – In accordance with Section 2302 of the CARES Act, we elected to defer the deposit and payment of the employer’s portion of Social Security taxes. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. As of December 31, 2020, we deferred $627,000, which is included in Deferred payroll tax liability – CARES Act on the accompanying Condensed Consolidated Balance Sheet.

4)	Received a Net Operating Loss Refund – Pursuant to the CARES Act, we filed a net operating loss carryback claim for $1,416,000, which was received during the second quarter 2020.

Also, the U.S. Department of Defense has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and work performed on certain contracts.

In addition to taking advantage of the aforementioned U.S. government programs, we took additional significant steps to improve our liquidity, including:

1)	Entered into a Lower Cost Financing Facility – On December 31, 2019, we entered into a new loan facility (“SNB Facility”) with Sterling National Bank, (“SNB”) which expires on December 30, 2022. The SNB Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”). Proceeds from the SNB Facility repaid our outstanding PNC Facility with PNC Bank N.A. (“PNC”).

2)	Increased Term Loan to Modernize Equipment – On November 6, 2020, we entered into the First Amendment to the Loan and Security Agreement, increasing the Term Loan to $5,685,000. This allowed us to finance the acquisition of the new equipment at what we believe to be a reasonable interest rate.

The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. We have paid an amendment fee of $20,000. Additionally, the date by which certain subordinated third-party notes were to be extended by was changed from September 30, 2020 to November 30, 2020. We caused all of these notes to be converted into common stock prior to December 31, 2020.

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

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. As of March 31, 2021, we were in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

As of March 31, 2021, our debt to SNB in the amount of $20,143,000 consisted of the SNB revolving line of credit note in the amount of $14,781,000 and the SNB term loan in the amount of $5,362,000.

3)	Conversion and Extension of Subordinated Notes – During 2020, third party holders of convertible subordinated notes of the remaining principal balance plus accrued interest, converted these notes into common stock. In addition, the maturity date of related party convertible subordinated notes and subordinated notes payable in the aggregate amount of $6,012,000 plus $400,000 of accrued interest was extended until July 1, 2023, and we were relieved of the obligation to make any principal payments on these notes prior to maturity.

Because we continue to believe our fiscal 2021 sales will be higher than the amount achieved in fiscal 2020, we believe our liquidity for the remainder of 2021 will continue to improve.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$567,000	$(314,000)
Investing activities	(273,000)	(78,000)
Financing activities	(1,068,000)	592,000
Net (decrease) increase in cash and cash equivalents	$(774,000)	$200,000

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to operating assets and liabilities.

For the three months ended March 31, 2021 cash provided by operating activities was $567,000. This was a result of our net loss of $152,000, offset by $915,000 of non-cash items consisting primarily of depreciation of property and equipment of $713,000, non-cash employee stock compensation expense of $157,000, amortization of right-of-use assets of $118,000 and non-cash directors’ compensation expense of $52,000. The remaining non-cash items totaled $125,000.

Operating assets and liabilities used cash in the net amount of $196,000 consisting primarily of the net increases in accounts receivable, inventory and prepaid expenses and other current assets in the amounts of $816,000, $75,000 and $77,000, respectively and decreases in accounts payable and operating lease liabilities of $36,000, and $172,000 respectively, partially offset by an increase in deferred revenue in the amount of $885,000 and a decrease in deposits in the amount of $95,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment.

For the three months ended March 31, 2021, cash used in investing activities was $273,000. This was for the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2021, cash used in financing activities consisted of net payments on our SNB revolving loan and term note in the amounts of $868,000 and $196,000, respectively and payments of $2,000 and $2,000 on our financing lease obligations and loan payable – financed asset.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2021 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

●	Liquidity;

●	Inventory valuation

●	Revenue recognition;

●	Income taxes;

●	Stock-based compensation; and

●	Goodwill.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. The following risk factor supplements the risk factors described in our 2020 Form 10-K, and should be read in conjunction with the other risk factors presented in our Annual Report which are incorporated herein by reference.

COVID -19

The COVID-19 pandemic and the resulting macroeconomic disruptions have affected how we, our customers and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. Our operations have substantially returned to normal, nevertheless, any such disruption may materially impact our business and our consolidated financial position, results of operations, and cash flows.

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

Dated: May 11, 2021

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)