Form 10-Q
period 2021-06-30
AIR INDUSTRIES GROUP
filed 2021-08-05
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021

or

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

There were 32,077,530 shares of the registrant’s common stock outstanding as of July 30, 2021.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$515,000	$2,505,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $698,000 and $964,000	12,210,000	8,798,000
Inventory	30,209,000	32,120,000
Prepaid Expenses and Other Current Assets	218,000	173,000
Prepaid Taxes	19,000	15,000
Total Current Assets	43,171,000	43,611,000

Property and Equipment, Net	8,795,000	9,581,000
Operating Lease Right-Of-Use-Asset	3,270,000	3,510,000
Deferred Financing Costs, Net, Deposits and Other Assets	851,000	912,000
Goodwill	163,000	163,000

TOTAL ASSETS	$56,250,000	$57,777,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$16,266,000	$16,475,000
Accounts Payable and Accrued Expenses	7,388,000	8,682,000
Operating Lease Liabilities - Current Portion	643,000	701,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,590,000	917,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	185,000	200,000
Deferred payroll tax liability - CARES Act - Current Portion	314,000	314,000
Total Current Liabilities	26,424,000	27,327,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	3,830,000	4,786,000
Notes Payable - Related Party	6,412,000	6,012,000
Operating Lease Liabilities - Net of Current Portion	3,595,000	3,927,000
Deferred Gain on Sale - Net of Current Portion	162,000	181,000
Liability Related to the Sale of Future Proceeds from
Disposition of Subsidiary - Net of Current Portion	-	122,000
Deferred payroll tax liability - CARES Act - Net of Current Portion	313,000	313,000
TOTAL LIABILITIES	40,736,000	42,668,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both June 30, 2021 and December 31, 2020.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 32,037,547 and 31,906,971 Shares Issued and Outstanding as of June 30, 2021 and December 31, 2020, respectively	32,000	32,000
Additional Paid-In Capital	81,556,000	81,238,000
Accumulated Deficit	(66,074,000)	(66,161,000)
TOTAL STOCKHOLDERS’ EQUITY	15,514,000	15,109,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,250,000	$57,777,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Sales	$15,453,000	$8,494,000	$29,165,000	$21,941,000

Cost of Sales	12,850,000	7,880,000	24,765,000	19,146,000

Gross Profit	2,603,000	614,000	4,400,000	2,795,000

Operating Expenses	2,163,000	1,906,000	3,933,000	4,168,000

Income (loss) from Operations	440,000	(1,292,000)	467,000	(1,373,000)

Interest and Financing Costs	(208,000)	(303,000)	(380,000)	(555,000)

Interest Expense - Related Parties	(125,000)	(125,000)	(250,000)	(253,000)

Other Income, Net	132,000	136,000	250,000	241,000

Income (Loss) before Benefit From Income Taxes	239,000	(1,584,000)	87,000	(1,940,000)

Benefit from Income Taxes	-	-	-	(1,414,000)

Net Income (Loss)	$239,000	$(1,584,000)	$87,000	$(526,000)

Net Income (Loss) per share - Basic	$0.01	$(0.05)	$0.00	$(0.02)

Net Income (Loss) per share - Diluted	$0.01	$(0.05)	$0.01	$(0.02)

Weighted Average Shares Outstanding - basic	32,021,522	30,552,147	31,996,859	30,476,289
Weighted Average Shares Outstanding - diluted	37,991,914	30,552,147	38,805,251	30,476,289

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000
Common Stock issued for directors fees	41,960	-	52,000	-	52,000
Stock Compensation Expense	-	-	157,000	-	157,000
Stock Options exercised	51,224	-	-	-	-
Net Loss	-	-	-	(152,000)	(152,000)
Balance, March 31, 2021	32,000,155	$32,000	$81,447,000	$(66,313,000)	$15,166,000

Common Stock issued for directors fees	37,392	$-	$52,000	$-	$52,000
Stock Compensation Expense	-	-	57,000	-	57,000
Net Income	-	-	-	239,000	239,000
Balance, June 30, 2021	32,037,547	$32,000	$81,556,000	$(66,074,000)	$15,514,000

Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000
Common Stock issued for directors fees	43,771	-	55,000	-	55,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	590,243	-	885,000	-	885,000
Stock Compensation Expense	-	-	140,000	-	140,000
Net Income	-	-	-	1,058,000	1,058,000
Balance, March 31, 2020	30,531,949	$30,000	$79,352,000	$(66,199,000)	$13,183,000

Common Stock issued for directors fees	47,126	$-	$46,000	$-	$46,000
Stock Compensation Expense	-	-	74,000	-	74,000
Net Loss	-	-	-	(1,584,000)	(1,584,000)
Balance, June 30, 2020	30,579,075	$30,000	$79,472,000	$(67,783,000)	$11,719,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,
(Unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$87,000	$(526,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation of property and equipment	1,417,000	1,344,000
Non-cash employee compensation expense	214,000	214,000
Non-cash directors compensation	104,000	101,000
Non-cash other income recognized	(195,000)	(211,000)
Non-cash interest expense	58,000	64,000
Amortization of Right-of-Use Asset	240,000	261,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Loss on sale of equipment	-	16,000
Amortization of debt discount on convertible notes payable	-	158,000
Bad debt expense	23,000	322,000
Amortization of deferred financing costs	78,000	48,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(3,435,000)	1,380,000
Inventory	1,911,000	(5,213,000)
Prepaid expenses and other current assets	(49,000)	74,000
Deposits and other assets	(4,000)	(185,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(894,000)	1,301,000
Operating lease liabilities	(390,000)	(349,000)
Income taxes payable	-	(25,000)
Deferred revenue	673,000	3,000
Other Liability	-	199,000
NET CASH USED IN OPERATING ACTIVITIES	(181,000)	(1,043,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(631,000)	(309,000)
NET CASH USED IN INVESTING ACTIVITIES	(631,000)	(309,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net – Sterling National Bank	(393,000)	429,000
Payments of note payable - term notes – Sterling National Bank	(778,000)	(284,000)
SBA Loan Proceeds – Sterling National Bank	-	2,414,000
Payments of finance lease obligations	(3,000)	(9,000)
Proceeds from issuance of common stock	-	984,000
Share issuance costs	-	(145,000)
Payments of notes payable issuances- related party	-	(1,020,000)
Payments of notes payable - third party	-	(100,000)
Payments of loan payable - financed asset	(4,000)	(143,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,178,000)	2,126,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,990,000)	774,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505,000	1,294,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$515,000	$2,068,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued)
(Unaudited)

	2021	2020

Supplemental cash flow information
Cash paid during the period for interest	$612,000	$238,000
Cash received for income taxes	$-	$1,416,000

Supplemental disclosure of non-cash
investing and financing activities
Right of Use Asset additions under ASC 842	$-	$642,000
Operating Lease Liabilities under ASC 842	$-	$642,000
Common Stock issued for conversion of notes payable and accrued interest	$-	$885,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three and six months ended June 30, 2021 and 2020, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2020 was derived.

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

Although the global outbreak of COVID-19 negatively impacted the Company’s revenues, earnings and operating cash flows in 2020, management believes the Company’s operations substantially returned to normal in fiscal 2021. With the first half of fiscal 2021 now completed and the Company beginning to see the benefits from its’ recent investments in new machinery and equipment, management believes the Company will continue to improve its liquidity. As such, based on the Company generating operating income of $239,000 and $87,000 for the three and six months ended June 30, 2021, respectively, its current best estimates of fiscal 2021 sales, confirmed and expected orders, the strength of existing backlog, overall market demand, expected timing of future cash receipts and expenditures and the Company’s ability to access additional liquidity, if needed, the Company believes it will have adequate cash to support operations through at least August 31, 2022.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on annual gross profit percentages of the immediately preceding year as applied to the net sales of the current period. During the three and six months ended June 30, 2021, the Company increased its estimate of its gross profit percentage for its Complex Machining segment based on increased sales and the better absorption of Manufacturing Overhead, and accordingly has adjusted margins to reflect such change. Adjustments to reconcile the annual physical inventory to the Company’s books are recorded in the fourth quarter.

Credit and Concentration Risks

There were three customers that represented 76.2% and two customers that represented 71.9% of total net sales for the three months ended June 30, 2021 and 2020, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
1	41.3%	33.3%
2	20.8%	38.6%
3	14.1%	*

*	Customer was less than 10% of total net sales for the three months ended June 30, 2020.

There were three customers that represented 77.0% and two customers that represented 69.3% of total net sales for the six months ended June 30, 2021 and 2020, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
1	34.4%	32.2%
2	26.9%	37.1%
3	15.7%	*

*	Customer was less than 10% of total net sales for the six months ended June 30, 2020.

There were three customers that represented 85.0% of gross accounts receivable at June 30, 2021 and three customers that represented 80.3% of gross accounts receivable at December 31, 2020, respectively. This is set forth in the table below.

	Percentage of Receivables
Customer	June 30, 2021	December 31, 2020
	(Unaudited)
1	60.4%	57.1%
2	12.6%	*
3	12.0%	12.0%
4	**	11.2%

*	Customer was less than 10% of Gross Accounts Receivable at December 31, 2020.

**	Customer was less than 10% of Gross Accounts Receivable at June 30, 2021.

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

The following is the calculation of net income (loss) applicable to common stockholders utilized to calculate EPS:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (Loss) per condensed consolidated statements of operations	$239,000	$(1,584,000)	$87,000	$(526,000)
Add: Convertible Note Interest for Potential Note Conversion	77,000	-	155,000

Income (loss) used to calculate diluted earnings per share	$316,000	$(1,584,000)	$242,000	$(526,000)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic
earnings per share	32,021,522	30,552,147	31,996,859	30,476,289
Effect of dilutive stock options and warrants	1,912,500	-	2,750,500	-
Effect of dilutive convertible notes payable	4,057,892	-	4,057,892	-
Weighted average shares outstanding and dilutive securities
used to compute dilutive earnings per share	37,991,914	30,552,147	38,805,251	30,476,289

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options	456,000	216,000	98,000	216,000
Warrants	1,903,000	1,423,000	1,423,000	1,423,000
	2,359,000	1,639,000	1,521,000	1,639,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three and Six Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Stock options	-	1,696,000
Warrants	-	760,000
Convertible notes payable	-	5,045,000
	-	7,501,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $57,000 and $74,000 for the three months ended June 30, 2021 and 2020, respectively, and $214,000 for both the six months ended June 30, 2021 and 2020. Stock compensation expense for directors amounted to $52,000 and $46,000 for the three months ended June 30, 2021 and 2020, respectively and $104,000 and $101,000 for the six months ended June 30, 2021 and 2020, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both June 30, 2021 and December 31, 2020 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at June 30, 2021 and December 31, 2020.

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

On January 1, 2021, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope: which clarified the scope of ASU 2020-04. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of these ASU’s did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2021, the FASB issued ASU No. 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU allow companies to elect not to monitor for goodwill impairment triggering events during the reporting period and instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. This aligns the triggering event evaluation date with the reporting date, whether that date is an interim or annual reporting date. This ASU is effective on a prospective basis for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g. a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)
Land	$300,000	$300,000
Buildings and Improvements	1,728,000	1,683,000	31.50 years
Machinery and Equipment	21,870,000	21,738,000	5 - 8 years
Finance Lease Machinery and Equipment	78,000	78,000	5 - 8 years
Tools and Instruments	12,417,000	12,116,000	1.50 - 7 years
Automotive Equipment	148,000	148,000	5 years
Furniture and Fixtures	290,000	290,000	5 - 8 years
Leasehold Improvements	861,000	855,000	Term of Lease
Computers and Software	583,000	436,000	4 - 6 years
Total Property and Equipment	38,275,000	37,644,000
Less: Accumulated Depreciation	(29,480,000)	(28,063,000)
Property and Equipment, net	$8,795,000	$9,581,000

Depreciation expense for the three months ended June 30, 2021 and 2020 was $704,000 and $688,000, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1,417,000 and $1,344,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2021 and 2020. Accumulated depreciation on these assets was approximately $31,000 and $28,000 as of June 30, 2021 and December 31, 2020, respectively.

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

	June 30,	December 31,
	2021	2020
	(unaudited)
Weighted Average Remaining Lease Term - in years	5.12	5.53
Weighted Average discount rate - %	8.89%	8.90%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

Amount
December 31, 2021 (remainder of the year)	$492,000
December 31, 2022	1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
Thereafter	730,000
Total future minimum lease payments	5,329,000
Less: discount	(1,091,000)
Total operating lease maturities	4,238,000
Less: current portion of operating lease liabilities	(643,000)
Total long term portion of operating lease maturities	$3,595,000

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

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)
Revolving credit note payable to Sterling National Bank (“SNB”)	$15,256,000	$15,649,000
Term loan, SNB	4,793,000	5,558,000
Finance lease obligations	3,000	6,000
Loan Payable - financed asset	44,000	48,000
Related party notes payable	6,412,000	6,012,000
Subtotal	26,508,000	27,273,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(16,266,000)	(16,475,000)
Notes payable, related party notes payable and finance lease obligations,
net of current portion	$10,242,000	$10,798,000

Sterling National Bank (“SNB”)

On December 31, 2019, the Company entered into a loan facility (“SNB Facility”) with SNB expiring on December 30, 2022. The loan facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”).

In 2020, the Company entered into the First Amendment to Loan and Security Agreement (“First Amendment”). The terms of the amendment increase the Term Loan to $5,685,000. The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. Additionally, the date by which certain subordinated third-party notes need to be extended was changed from September 30, 2020 to November 30, 2020. The Company paid an amendment fee of $20,000.

On June 14, 2021, the Company entered into the Second Amendment to the Loan and Security Agreement (“Second Amendment”). The purpose of the Second Amendment was to clarify the definition and calculation of Excess Cash Flow, and to confirm the extension of the due date for the payment of the Excess Cash Flow payment. The amount of the Excess Cash Flow payment for the year ended December 31, 2020 was calculated to be $558,750. Per the terms of the Second Amendment, the Excess Cash Flow is payable in three installments of $186,250 on each of June 15, 2021, June 30, 2021, and September 15, 2021. As of June 30, 2021, the Company paid the first two installments totaling $372,500. Additionally, the Company paid an amendment fee of $10,000.

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of June 30, 2021, the Company was in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

As of June 30, 2021 the future minimum principal payments for the SNB term loan are as follows:

For the twelve months ending	Amount
December 31, 2021 (remainder of the year)	$592,000
December 31, 2022	4,247,000
SNB Term Loan payable	4,839,000
Less: debt issuance costs	(46,000)
Total SNB Term loan payable, net of debt issuance costs	4,793,000
Less: Current portion of SNB term loan payable	(998,000)
Total long-term portion of SNB term loan payable	$3,795,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan will bear an interest rate equal to 30-day LIBOR, (with a 1% floor), plus 2.5%. The average interest rate charged during the period ended June 30, 2021 was 3.5%.

As of June 30, 2021, our debt to SNB in the amount of $20,049,000 consisted of the SNB revolving line of credit note in the amount of $15,256,000 and the SNB term loan in the amount of $4,793,000. As of December 31, 2020, our debt to SNB in the amount of $21,207,000 consisted of the SNB revolving line of credit note in the amount of $15,649,000 and the SNB term loan in the amount of $5,558,000.

Interest expense related to the SNB Facility amounted to approximately $180,000 and $154,000 for the three months ended June 30, 2021 and 2020, respectively, and $361,000 and $274,000 for the six months ended June 30, 2021 and 2020, respectively.

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $44,000 and $48,000 as of June 30, 2021 and December 31, 2020, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the twelve months ending	Amount
December 31, 2021 (remainder of the year)	$5,000
December 31, 2022	9,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
Thereafter	3,000
Loan Payable - financed asset	44,000
Less: Current portion	9,000
Long-term portion	$35,000

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

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable with Michael and Robert Taglich. These notes resulted in proceeds to the Company totaling $6,550,000. In connection with these notes, Michael and Robert were issued a total of 355,082 shares of common stock and Taglich Brothers Inc. was issued promissory notes totaling $554,000 for placement agency fees.

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

For the three months and six months ended June 30, 2021, no principal payments have been made on these notes and the principal balances remain unchanged from the table above. Interest expense for the three months ended June 30, 2021 and 2020 on all related party notes payable was $125,000 and $125,000, respectively, and $250,000 and $253,000 for the six months ended June 30, 2021 and 2020, respectively.

Convertible Notes Payable – Third Parties

As of both June 30, 2021 and December 31, 2020, the notes payable to third parties totaled $0 as the notes were converted into shares of common stock in 2020. Interest incurred on these notes amounted to approximately $38,000 and $80,000 for the three and six months ended June 30, 2020, respectively. Amortization of debt discount on these notes amounted to approximately $3,000 and $7,000 for the three and six months ended June 30, 2020, respectively. These costs are included in interest and financing costs in the Condensed Consolidated Statement of Operations.

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

In order to increase liquidity, on January 15, 2019, the Company entered into a “Purchase Agreement” with 15 accredited investors (the “Purchasers”), including Michael and Robert Taglich, pursuant to which the Company assigned to the Purchasers all of its rights, title and interest to the remaining $1,137,000 of the $1,500,000 in payments due from Meyer for the sale of AMK (the “Remaining Amount”) for an immediate payment of $800,000, including $100,000 from each of Michael and Robert Taglich, and $75,000 for the benefit of the children of Michael Taglich. The timing of the payments is based upon the net sales of AMK. If the Purchasers have not received the entire Remaining Amount by March 31, 2023, they have the right to demand payment of their pro rata portion of the unpaid Remaining Amount from the Company (“Put Right”). To the extent the Purchasers exercise their Put Right, the remaining payments from Meyer will be retained by the Company.

The Company recognized $91,000 and $119,000 of non-cash income for the three months ended June 30, 2021 and 2020, respectively, and $195,000 and $211,000 of non-cash income for the six months ended June 30, 2021 and 2020, respectively, reflected in “other income, net” on the condensed consolidated statements of operations and recorded $27,000 and $36,000 of related non-cash interest expense related to the Purchase Agreement for the three months ended June 30, 2021 and 2020, respectively, and $58,000 and $64,000 for the six months ended June 30, 2021 and 2020, respectively.

The table below shows the activity within the liability account for:

	June 30, 2021	December 31, 2020
	(Unaudited)
Liabilities related to sale of future proceeds from disposition of
subsidiaries - beginning balance	$322,000	$602,000
Non-Cash other income recognized	(195,000)	(402,000)
Non-Cash interest expense recognized	58,000	122,000
Liabilities related to sale of future proceeds from disposition of
subsidiary - ending balance	185,000	322,000
Less: unamortized transaction costs	(3,000)	(3,000)
Liability related to sale of future proceeds from disposition of
subsidiary, net	$182,000	$319,000

Note 7. STOCKHOLDERS’ EQUITY

Common Stock – Sale and Other Issuances

The Company issued 37,392 and 47,126 shares of common stock in payment of director fees totaling $52,000 and $46,000 for the three months ended June 30, 2021 and 2020, respectively, and 79,352 and 90,897 shares totaling $104,000 and $101,000 for the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company issued 51,224 shares of common stock upon the cashless exercise of stock options during the six months ended June 30, 2021.

In January 2020, we issued and sold 419,597 shares of our common stock for gross proceeds of $984,000 pursuant to our Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

During the six months ended June 30, 2020, the Company issued 590,243 shares of common stock to convert third party subordinated debt totaling $885,000 to equity.

During the third quarter of 2021, the Company issued 39,983 shares of common stock in payment of directors’ fees totaling $52,000.

Issuance of Stock Options

On January 11, 2021, the Company granted to its directors, stock options to purchase an aggregate of 70,000 shares of the Company’s common stock at a price of $1.32 per share. The options expire on the seventh anniversary of the grant date and vest over a term of one year.

On March 24, 2021, the Company granted to certain members of management and certain employees, stock options to purchase an aggregate of 327,500 shares of the Company’s common stock at a price of $1.39 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three years.

On July 30, 2021, the Company granted to certain members of management and certain employees, stock options to purchase an aggregate of 415,000 shares of the Company’s common stock at a price of $1.22 per share. The options expire on the fifth anniversary of the grant date and vest over a term of one to three years.

Note 8. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Contract Pharmacal Corp. (“Contact Pharmacal”) commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal originally sought damages in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Pharmacal’s Motion for Summary Judgement. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims. As of June 30, 2021, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2021 and 2020 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As a result of the passage of the CARES Act, the Company filed for a net operating loss carryback claim of $1,416,000 in March 2020. The refund was received in April 2020.

As of June 30, 2021 and December 31, 2020, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Financial information about the Company’s reporting segments for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$13,783,000	$7,308,000	$25,949,000	$19,372,000
Gross Profit	2,325,000	681,000	3,944,000	2,849,000
Income (Loss) before benefit from income taxes	1,573,000	(10,000)	2,553,000	1,160,000
Assets	51,956,000	48,490,000	51,956,000	48,490,000

TURBINE ENGINE COMPONENTS
Net Sales	1,670,000	1,186,000	3,216,000	2,569,000
Gross Profit (Loss)	278,000	(67,000)	456,000	(54,000)
Income (Loss) before benefit from income taxes	114,000	(217,000)	99,000	(343,000)
Assets	3,471,000	4,430,000	3,471,000	4,430,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Loss before benefit from income taxes	(1,448,000)	(1,357,000)	(2,565,000)	(2,757,000)
Assets	823,000	1,808,000	823,000	1,808,000

CONSOLIDATED
Net Sales	15,453,000	8,494,000	29,165,000	21,941,000
Gross Profit	2,603,000	614,000	4,400,000	2,795,000
Income (Loss) before benefit from income taxes	239,000	(1,584,000)	87,000	(1,940,000)
Benefit from Income Taxes	-	-	-	(1,414,000)
Net Income (loss)	239,000	(1,584,000)	87,000	(526,000)
Assets	$56,250,000	$54,728,000	$56,250,000	$54,728,000

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

Business Overview

The financial statements contained in this report as well as the discussion below principally reflect the status of our business and the results of our operations as of June 30, 2021.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$15,453,000	$8,494,000	$29,165,000	$21,941,000
Cost of sales	12,850,000	7,880,000	24,765,000	19,146,000
Gross profit	2,603,000	614,000	4,400,000	2,795,000
Operating expenses and interest and financing costs	2,496,000	2,334,000	4,563,000	4,976,000
Other income, net	132,000	136,000	250,000	241,000
Benefit from income taxes	-	-	-	(1,414,000)
Net Income (loss)	$239,000	$(1,584,000)	$87,000	$(526,000)

Balance Sheet Data:

	June 30,	December 31,
	2021	2020
	(unaudited)
Cash and cash equivalents	$515,000	$2,505,000
Working capital	$16,747,000	$16,284,000
Total assets	$56,250,000	$57,777,000
Total stockholders’ equity	$15,514,000	$15,109,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$13,783,000	$7,308,000	$25,949,000	$19,372,000
Gross Profit	2,325,000	681,000	3,944,000	2,849,000
Income (loss) before benefit from income taxes	1,573,000	(10,000)	2,553,000	1,160,000
Assets	51,956,000	48,490,000	51,956,000	48,490,000

TURBINE ENGINE COMPONENTS
Net Sales	1,670,000	1,186,000	3,216,000	2,569,000
Gross Profit (loss)	278,000	(67,000)	456,000	(54,000)
Income (loss) before benefit from income taxes	114,000	(217,000)	99,000	(343,000)
Assets	3,471,000	4,430,000	3,471,000	4,430,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Loss before benefit from income taxes	(1,448,000)	(1,357,000)	(2,565,000)	(2,757,000)
Assets	823,000	1,808,000	823,000	1,808,000

CONSOLIDATED
Net Sales	15,453,000	8,494,000	29,165,000	21,941,000
Gross Profit	2,603,000	614,000	4,400,000	2,795,000
Income (loss) before benefit from income taxes	239,000	(1,584,000)	87,000	(1,940,000)
Benefit from Income Taxes	-	-	-	(1,414,000)
Net Income (loss)	239,000	(1,584,000)	87,000	(526,000)
Assets	$56,250,000	$54,728,000	$56,250,000	$54,728,000

Results of Operations for the three months ended June 30, 2021

Net Sales:

Consolidated net sales for the three months ended June 30, 2021 were $15,453,000, an increase of $6,959,000, or 81.9%, compared with $8,494,000 for the three months ended June 30, 2020. Net sales of our Complex Machining segment were $13,783,000 in the three months ended June 30, 2021, an increase of $6,475,000, or 88.6%, from $7,308,000 in the three months ended June 30, 2020. Net sales in our Turbine Engine Components segment for the three months ended June 30, 2021 were $1,670,000, an increase of $484,000, or 40.8%, compared with $1,186,000 for the three months ended June 30, 2020.

As indicated in the table below, three customers represented 76.2% and two customers represented 71.9% of total sales for the three months ended June 30, 2021 and June 30, 2020, respectively.

	Percentage of Sales
Customer	2021	2020
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	41.3%	33.30%
Sikorsky Aircraft	20.8%	38.60%
United States Department of Defense	14.1%	*

*	Customer was less than 10% of net sales for the three months ended June 30, 2020.

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2021 was $2,603,000, an increase of $1,989,000, or 323.9%, as compared to gross profit of $614,000 for the three months ended June 30, 2020. Consolidated gross profit as a percentage of sales was 16.8% and 7.2% for the three months ended June 30, 2021 and 2020, respectively.

Operating Expenses:

Consolidated operating expenses for the three months ended June 30, 2021 totaled $2,163,000 and increased by $257,000 or 13.5% compared to $1,906,000 for the three months ended June 30, 2020.

Interest and Financing Costs:

Interest and financing costs for the three months ended June 30, 2021 were $333,000 a decrease of $95,000 or 22.2% compared to $428,000 for the three months ended June 30, 2020. This decrease is attributable to the conversion of our third party Convertible Debt during fiscal 2020.

Net Income (Loss):

Net income for the three months ended June 30, 2021 was $239,000, an increase of $1,823,000, compared to a net loss of $1,584,000 for the three months ended June 30, 2020, reflecting our ability to generate revenues consistent with our revenues before the onset of Covid-19 while continuing to focus on limiting the increases in operating expenses and reducing interest costs.

Results of Operations for the six months ended June 30, 2021

Net Sales:

Consolidated net sales for the six months ended June 30, 2021 were $29,165,000, an increase of $7,224,000, or 32.9%, compared with $21,941,000 for the six months ended June 30, 2020. Net sales of our Complex Machining segment were $25,949,000 in the six months ended June 30, 2021, an increase of $6,577,000, or 34.0%, from $19,372,000 in the six months ended June 30, 2020. Net sales in our Turbine Engine Components segment were $3,216,000 for the six months ended June 30, 2021, an increase of $647,000, or 25.2% compared with $2,569,000 for the six months ended June 30, 2020.

As indicated in the table below, three customers represented 77.0% and two customers represented 69.3% of total sales for the six months ended June 30, 2021 and June 30, 2020, respectively.

	Percentage of Sales
Customer	2021	2020
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	34.4%	32.2%
Sikorsky Aircraft	26.9%	37.1%
United States Department of Defense	15.7%	*

*	Customer was less than 10% of net sales for the six months June 30, 2020.

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2021 was $4,400,000, an increase of $1,605,000, or 57.4%, as compared to gross profit of $2,795,000 for the six months ended June 30, 2020. Consolidated gross profit as a percentage of sales was 15.1% and 12.7% for the six months ended June 30, 2021 and 2020, respectively.

Operating Expenses:

Consolidated operating expenses for the six months ended June 30, 2021 totaled $3,933,000 and decreased by $235,000 or 5.6% compared to $4,168,000 for the six months ended June 30, 2020.

Interest and Financing Costs:

Interest and financing costs for the six months ended June 30, 2021 were $630,000 a decrease of $178,000 or 22.0% compared to $808,000 for the six months ended June 30, 2020. This decrease is attributable to the conversion of our third party Convertible Debt during fiscal 2020.

Net Income (Loss):

Net income for the six months ended June 30, 2021 was $87,000, an increase of $613,000 compared to a net loss of $526,000 for the six months ended June 30, 2020, due to the reasons discussed above. In addition, the Company recorded a benefit from income taxes of $1,414,000 for the six months ended June 30, 2020 pursuant to the filing of a net operating loss claim (see below).

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

In addition to taking advantage of U.S. government programs, during fiscal 2020 we took additional significant steps to improve our liquidity and operating performance, including:

1)	Entered into a Lower Cost Financing Facility – On December 31, 2019, we entered into a new loan facility (“SNB Facility”) with Sterling National Bank, (“SNB”) which expires on December 30, 2022. The SNB Facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”). The interest on the SNB Facility is more advantageous than that of our previous lending facility which we paid off with the proceeds from the SNB Facility.

2)	Increased Term Loan to Modernize Equipment – On November 6, 2020, we amended the SNB Facility, increasing the Term Loan to $5,685,000. This allowed us to finance the acquisition of the new equipment at what we believe to be a reasonable interest rate.

The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. We paid an amendment fee of $20,000. Additionally, the date by which certain subordinated third-party notes were to be extended by was changed from September 30, 2020 to November 30, 2020. We caused all of these notes to be converted into common stock prior to December 31, 2020.

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

On June 14, 2021, we entered into the Second Amendment to the Loan and Security Agreement (“Second Amendment”). The purpose of the Second Amendment was to clarify the definition and calculation of Excess Cash Flow, and to confirm the extension of the due date for the payment of the Excess Cash Flow. The amount of the Excess Cash Flow payment for the year ended December 31, 2020 was calculated to be $558,750. Per the terms of the Second Amendment, the Excess Cash Flow is payable in three installments of $186,250 on each of June 15, 2021, June 30, 2021, and September 15, 2021. As of June 30, 2021, we paid the first two installments totaling $372,500. Additionally, we paid an amendment fee of $10,000.

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. As of June 30, 2021, we were in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

As of June 30, 2021, our debt to SNB in the amount of $20,049,000 consisted of the SNB revolving line of credit note in the amount of $15,256,000 and the SNB term loan in the amount of $4,793,000.

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

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$(181,000)	$(1,043,000)
Investing activities	(631,000)	(309,000)
Financing activities	(1,178,000)	2,126,000
Net (decrease) increase in cash and cash equivalents	$(1,990,000)	$774,000

Cash Used in Operating Activities

Cash used in operating activities primarily consists of our net income of $87,000 adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2021 non-cash items of $1,920,000 consisted primarily of depreciation of property and equipment of $1,417,000, non-cash employee stock compensation expense of $214,000, amortization of right-of-use assets of $240,000 and non-cash directors’ compensation expense of $104,000 offset by $195,000 of non-cash income. The remaining non-cash items totaled $140,000.

Operating assets and liabilities used cash in the net amount of $2,188,000 consisting primarily of the net increases in accounts receivable, prepaid expenses and other current assets in the amounts of $3,435,000, $49,000 and $4,000, respectively and decreases in accounts payable and operating lease liabilities of $894,000, and $390,000, respectively, partially offset by a decrease in inventory in the amount of $1,911,000 and an increase in deferred revenue in the amount of $673,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment.

For the six months ended June 30, 2021, cash used in investing activities was $631,000. This was for the purchase of property and equipment.

Cash Used In Financing Activities

For the six months ended June 30, 2021, cash used in financing activities consisted of net payments on our SNB revolving loan and term note in the amounts of $393,000 and $778,000, respectively and payments of $3,000 and $4,000 on our financing lease obligations and loan payable – financed asset.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2021.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2021 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

COVID -19

The COVID-19 pandemic and the resulting macroeconomic disruptions have affected how we, our customers and our suppliers are operating our businesses and disrupted supply chains in various industries. The duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. Our operations have substantially returned to normal, nevertheless, any future disruption from COVID-19 or any other event which depresses macroeconomic results or disrupts supply chains, may materially impact our business and our consolidated financial position, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed on our Exchange Act reports, we did not issue or sell any unregistered equity securities during the period covered by this Report.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.1	Second Amendment to Loan and Security Agreement with Sterling National Bank

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2021

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)