Form 10-Q
period 2021-09-30
AIR INDUSTRIES GROUP
filed 2021-11-12
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2021

or

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

There were 32,128,006 shares of the registrant’s common stock outstanding as of November 5, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Certain matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

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

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$692,000	$2,505,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $620,000 and $964,000	10,546,000	8,798,000
Inventory	29,359,000	32,120,000
Prepaid Expenses and Other Current Assets	328,000	173,000
Prepaid Taxes	19,000	15,000
Total Current Assets	40,944,000	43,611,000

Property and Equipment, Net	8,459,000	9,581,000
Operating Lease Right-Of-Use-Asset	3,146,000	3,510,000
Deferred Financing Costs, Net, Deposits and Other Assets	809,000	912,000
Goodwill	163,000	163,000

TOTAL ASSETS	$53,521,000	$57,777,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$14,285,000	$16,475,000
Accounts Payable and Accrued Expenses	7,023,000	8,682,000
Operating Lease Liabilities - Current Portion	664,000	701,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,488,000	917,000
Liability Related to the Sale of Future Proceeds from
Disposition of Subsidiary - Current Portion	130,000	200,000
Deferred payroll tax liability - CARES Act - Current Portion	314,000	314,000
Total Current Liabilities	23,942,000	27,327,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	3,632,000	4,786,000
Notes Payable - Related Party - Net of Current Portion	6,412,000	6,012,000
Operating Lease Liabilities - Net of Current Portion	3,423,000	3,927,000
Deferred Gain on Sale - Net of Current Portion	152,000	181,000
Liability Related to the Sale of Future Proceeds from
Disposition of Subsidiary - Net of Current Portion	-	122,000
Deferred payroll tax liability - CARES Act - Net of Current Portion	313,000	313,000
TOTAL LIABILITIES	37,874,000	42,668,000

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2021 and December 31, 2020.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 32,077,530 and 31,906,971 Shares Issued and Outstanding as of September 30, 2021 and December 31, 2020, respectively	32,000	32,000
Additional Paid-In Capital	81,755,000	81,238,000
Accumulated Deficit	(66,140,000)	(66,161,000)
TOTAL STOCKHOLDERS' EQUITY	15,647,000	15,109,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,521,000	$57,777,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Sales	$14,354,000	$13,662,000	$43,519,000	$35,603,000

Cost of Sales	12,340,000	12,006,000	37,105,000	31,152,000

Gross Profit	2,014,000	1,656,000	6,414,000	4,451,000

Operating Expenses	1,837,000	1,896,000	5,770,000	6,064,000

Income (loss) from Operations	177,000	(240,000)	644,000	(1,613,000)

Interest and Financing Costs	(205,000)	(234,000)	(585,000)	(789,000)

Interest Expense - Related Parties	(126,000)	(125,000)	(376,000)	(378,000)

Other Income, Net	88,000	122,000	338,000	363,000

(Loss) Income before Benefit From Income Taxes	(66,000)	(477,000)	21,000	(2,417,000)

Provision for (Benefit) from Income Taxes	-	-	-	(1,414,000)

Net (Loss) Income	$(66,000)	$(477,000)	$21,000	$(1,003,000)

Net (Loss) Income per share - Basic	$(0.00)	$(0.02)	$0.00	$(0.03)

Net (Loss) Income per share - Diluted	$(0.00)	$(0.02)	$0.00	$(0.03)

Weighted Average Shares Outstanding - basic	32,074,053	30,620,990	32,022,873	30,524,874
Weighted Average Shares Outstanding - diluted	32,074,053	30,620,990	38,743,765	30,524,874

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000
Common Stock issued for directors fees	41,960	-	52,000	-	52,000
Stock Compensation Expense	-	-	157,000	-	157,000
Stock Options exercised	51,224	-	-	-	-
Net Loss	-	-	-	(152,000)	(152,000)
Balance, March 31, 2021	32,000,155	$32,000	$81,447,000	$(66,313,000)	$15,166,000

Common Stock issued for directors fees	37,392	$-	$52,000	$-	$52,000
Stock Compensation	-	-	57,000	-	57,000
Net Income	-	-	-	239,000	239,000
Balance, June 30, 2021	32,037,547	$32,000	$81,556,000	$(66,074,000)	$15,514,000

Common Stock issued for directors fees	39,983	$-	$52,000	$-	$52,000
Stock Compensation	-	-	147,000	-	147,000
Net Loss	-	-	-	(66,000)	(66,000)
Balance, September 30, 2021	32,077,530	$32,000	$81,755,000	$(66,140,000)	$15,647,000

Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000
Common Stock issued for directors fees	43,771	-	55,000	-	55,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	590,243	-	885,000	-	885,000
Stock Compensation Expense	-	-	140,000	-	140,000
Net Income	-	-	-	1,058,000	1,058,000
Balance, March 31, 2020	30,531,949	$30,000	$79,352,000	$(66,199,000)	$13,183,000

Common Stock issued for directors fees	47,126	$-	$46,000	$-	$46,000
Stock Compensation Expense	-	-	74,000	-	74,000
Net Loss	-	-	-	(1,584,000)	(1,584,000)
Balance, June 30, 2020	30,579,075	$30,000	$79,472,000	$(67,783,000)	$11,719,000

Common Stock issued for directors fees	41,915	$-	$58,000	$-	$58,000
Stock Compensation Expense	-	-	52,000	-	52,000
Net Loss	-	-	-	(477,000)	(477,000)
Balance, September 30, 2020	30,620,990	$30,000	$79,582,000	$(68,260,000)	$11,352,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,
(Unaudited)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$21,000	$(1,003,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation of property and equipment	2,105,000	1,920,000
Non-cash employee compensation expense	361,000	266,000
Non-cash directors compensation	156,000	159,000
Non-cash other income recognized	(274,000)	(302,000)
Non-cash interest expense	82,000	90,000
Non-cash deferred payroll tax expense - CARES Act	-	429,000
Amortization of Right-of-Use Asset	364,000	366,000
Deferred gain on sale of real estate	(29,000)	(29,000)
Loss on sale of equipment	-	16,000
Amortization of debt discount on convertible notes payable	-	196,000
Bad debt expense (recovery)	(54,000)	367,000
Amortization of deferred financing costs	118,000	73,000
Changes in Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,692,000)	(2,257,000)
Inventory	2,761,000	(4,194,000)
Prepaid expenses and other current assets	(159,000)	53,000
Prepaid taxes	-	(6,000)
Deposits and other assets	(15,000)	(213,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(1,261,000)	1,594,000
Operating lease liabilities	(541,000)	(506,000)
Income taxes payable	-	(27,000)
Deferred revenue	571,000	(176,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,514,000	(3,184,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(983,000)	(1,471,000)
NET CASH USED IN INVESTING ACTIVITIES	(983,000)	(1,471,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Sterling National Bank	(2,187,000)	3,340,000
Payments of note payable - term note - Sterling National Bank	(1,147,000)	(414,000)
SBA Loan Proceeds - Sterling National Bank	-	2,414,000
Payments of finance lease obligations	(3,000)	(11,000)
Proceeds from issuance of common stock	-	984,000
Share issuance costs	-	(145,000)
Payments of notes payable issuances- related party	-	(1,032,000)
Payments of notes payable - third party	-	(100,000)
Payments of loan payable - financed asset	(7,000)	(215,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,344,000)	4,821,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,813,000)	166,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505,000	1,294,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$692,000	$1,460,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2021	2020

Supplemental cash flow information
Cash paid during the period for interest	$918,000	$680,000
Cash received for income taxes	$-	$1,416,000

Supplemental disclosure of non-cash
investing and financing activities
Right of Use Asset additions under ASC 842	$-	$642,000
Operating Lease Liabilities under ASC 842	$-	$642,000
Common Stock issued for conversion of notes payable and accrued interest	$-	$885,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three and nine months ended September 30, 2021 and 2020, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements, and the reported amount of net sales and expenses during the reported period. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2020 was derived.

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

Although the global outbreak of COVID-19 negatively impacted the Company’s revenues, earnings and operating cash flows in 2020, management believes the Company’s operations substantially returned to normal in fiscal 2021. With nine months of fiscal 2021 now completed and the Company beginning to see the benefits from its recent investments in machinery and equipment, management believes the Company will continue to improve its liquidity. As such, based on the Company generating operating income of $177,000 and $644,000 for the three and nine months ended September 30, 2021, respectively, its current best estimates of fourth quarter fiscal 2021 and the first quarter of fiscal 2022 sales, confirmed and expected orders, the strength of existing backlog, overall market demand, expected timing of future cash receipts and expenditures and the Company’s ability to access additional liquidity, if needed, the Company believes it will have adequate cash to support operations through at least November 30, 2022.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on annual gross profit percentages of the immediately preceding year as applied to the net sales of the current period. During the three and nine months ended September 30, 2021, the Company increased its estimate of its gross profit percentage from the percentage for the prior year based on the better absorption of Manufacturing Overhead which results from increased sales. Adjustments to reconcile the annual physical inventory to the Company’s records are recorded in the fourth quarter.

Credit and Concentration Risks

There were two customers that represented 67.7% and three customers that represented 70.6% of total net sales for the three months ended September 30, 2021 and 2020, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
1	41.6%	23.2%
2	26.1%	25.8%
3	*	21.6%

*	Customer was less than 10% of sales for the three months ended September 30, 2021.

There were three customers that represented 75.5% and 74.2% of total sales for the nine months ended September 30, 2021 and 2020, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
1	36.8%	28.2%
2	26.2%	32.1%
3	12.5%	13.9%

There were two customers that represented 68.9% and three customers that represented 80.3% of gross accounts receivable at September 30, 2021 and December 31, 2020, respectively. This is set forth in the table below.

	Percentage of Receivables
Customer	September 30, 2021	December 31, 2020
	(Unaudited)
1	53.5%	57.1%
2	15.4%	*
3	**	12.0%
4	**	11.2%

*	Customer was less than 10% of accounts receivable at December 31, 2020.

**	Customer was less than 10% of accounts receivable at September 30, 2021.

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

To date, global supply chain constraints that have been impacting the aerospace and defense industry have not materially impacted our ability to source parts or operate our business.

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

The following is the calculation of net (loss) income applicable to common stockholders utilized to calculate the EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss) Income per statement of operations	$(66,000)	$(477,000)	$21,000	$(1,003,000)
Add: Convertible Note Interest for Potential Note Conversion	-	-	232,000	-

(Loss) Income used to calculate diluted earnings per share	$(66,000)	$(477,000)	$253,000	$(1,003,000)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Weighted average shares outstanding used to compute basic earnings per share	32,074,053	30,620,990	32,022,873	30,524,874
Effect of dilutive stock options and warrants	-	-	2,663,000	-
Effect of dilutive convertible notes payable	-	-	4,057,892	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	32,074,053	30,620,990	38,743,765	30,524,874

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock Options	1,178,000	163,000	186,000	163,000
Warrants	1,828,000	1,423,000	1,068,000	1,423,000
	3,006,000	1,586,000	1,254,000	1,586,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares during the periods set forth below because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock Options	1,330,000	1,696,000	-	1,696,000
Warrants	-	760,000	-	760,000
Convertible notes payable	5,092,000	5,092,000	-	5,092,000
	6,422,000	7,548,000	-	7,548,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $147,000 and $52,000 for the three months ended September 30, 2021 and 2020, respectively, and $361,000 and $266,000 for the nine months ended September 30, 2021 and 2020, respectively. Stock compensation expense for directors amounted to $52,000 and $58,000 for the three months ended September 30, 2021 and 2020, respectively and $156,000 and $159,000 for the nine months ended September 30, 2021 and 2020, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at September 30, 2021 and December 31, 2020 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company will test Goodwill for impairment at December 31, 2021, and has determined that there has been no impairment of goodwill as of December 31, 2020.

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

On January 1, 2021, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform” (Topic 848): Scope: which clarified the scope of ASU 2020-04. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of these ASU’s did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020

Land	$300,000	$300,000
Buildings and Improvements	1,697,000	1,683,000	31.50 years
Machinery and Equipment	22,035,000	21,738,000	5 - 8 years
Finance Lease Machinery and Equipment	78,000	78,000	5 - 8 years
Tools and Instruments	12,593,000	12,116,000	1.50 - 7 years
Automotive Equipment	148,000	148,000	5 years
Furniture and Fixtures	290,000	290,000	5 - 8 years
Leasehold Improvements	882,000	855,000	Term of Lease
Computers and Software	583,000	436,000	4 - 6 years
Total Property and Equipment	38,606,000	37,644,000
Less: Accumulated Depreciation	(30,147,000)	(28,063,000)
Property and Equipment, net	$8,459,000	$9,581,000

Depreciation expense for the three months ended September 30, 2021 and 2020 was $688,000 and $576,000, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2,105,000 and $1,920,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2021 and 2020. Accumulated depreciation on these assets was approximately $32,000 and $28,000 as of September 30, 2021 and December 31, 2020, respectively.

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

	September 30,	December 31,
	2021	2020
	(unaudited)
Weighted Average Remaining Lease Term - in years	4.87	5.53
Weighted Average discount rate - %	8.89%	8.90%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

Amount
December 31, 2021 (remainder of the year)	$249,000
December 31, 2022	1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
Thereafter	730,000
Total future minimum lease payments	5,086,000
Less: discount	(999,000)
Total operating lease maturities	4,087,000
Less: current portion of operating lease liabilities	(664,000)
Total long term portion of operating lease maturities	$3,423,000

On April 29, 2021 the Company entered into an agreement to surrender possession of the premises of the former corporate office, located in Hauppauge, NY. The Company made a one-time payment of 40% of the remaining balance due to the landlord as of May 1, 2021, of approximately $37,000. The Company had previously recognized a lease impairment of $275,000 to its Operating Lease Right-of-Use-Asset for the year-ended December 31, 2019.

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable and finance lease obligations at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020

Revolving credit note payable to Sterling National Bank ("SNB")	$13,463,000	$15,649,000
Term loan, SNB	4,411,000	5,558,000
Finance lease obligations	2,000	6,000
Loans Payable - financed assets	41,000	48,000
Related party notes payable, net of debt discount	6,412,000	6,012,000
Subtotal	24,329,000	27,273,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(14,285,000)	(16,475,000)
Notes payable, related party notes payable and finance lease obligations,
net of current portion	$10,044,000	$10,798,000

Sterling National Bank (“SNB”)

On December 31, 2019, the Company entered into a loan facility (“SNB Facility”) with SNB expiring on December 30, 2022. The loan facility provides for a $16,000,000 revolving loan (“SNB revolving line of credit”) and a term loan (“SNB term loan”).

In 2020, the Company entered into the First Amendment to the Loan and Security Agreement (“First Amendment”). The terms of the amendment increase the Term Loan to $5,685,000. The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. Additionally, the date by which certain subordinated third-party notes need to be extended was changed from September 30, 2020 to November 30, 2020. The Company paid an amendment fee of $20,000.

On June 14, 2021, the Company entered into the Second Amendment to the Loan and Security Agreement (“Second Amendment”). The purpose of the Second Amendment was to clarify the definition and calculation of Excess Cash Flow, and to confirm the extension of the due date for the payment of the Excess Cash Flow payment. For so long as the SNB term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to SNB an amount equal to the lesser of (i) twenty-five percent (25%) of the excess Cash flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to SNB and applied to the outstanding principal balance of the term loan, on or prior to the close of the fiscal year immediately following such fiscal year. The amount of the Excess Cash Flow payment for the year ended December 31, 2020 was calculated to be $558,750. Per the terms of the Second Amendment, the Excess Cash Flow is payable in three instalments of $186,250 on each of June 15, 2021, June 30, 2021, and September 15, 2021. As of September 30, 2021, the Company paid this in full. Additionally, the Company paid an amendment fee of $10,000.

The terms of the SNB Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of September 30, 2021, the Company was in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the SNB Facility.

The aggregate payments for the term note at September 30, 2021 are as follows:

For the twelve months ending	Amount
December 31, 2021 (remainder of the year)	$203,000
December 31, 2022	4,247,000
SNB Term Loan payable	4,450,000
Less: debt issuance costs	(39,000)
Total SNB Term Loan payable, net of debt issuance costs	4,411,000
Less: Current portion of SNB Term Loan payable	(812,000)
Total long-term portion of SNB Term Loan payable	$3,599,000

Under the terms of the SNB Facility, both the SNB revolving line of credit and the SNB term loan bear an interest rate equal to 30-day LIBOR (with a 1% floor) plus 2.5%. The average interest rate charged during the period ended September 30, 2021 was 3.5%.

As of September 30, 2021, the debt to SNB in the amount of $17,874,000 consisted of the SNB revolving line of credit note in the amount of $13,463,000 and the SNB term loan in the amount of $4,411,000. As of December 31, 2020, the debt to SNB in the amount of $21,207,000 consisted of the SNB revolving line of credit note in the amount of $15,649,000 and the SNB term loan in the amount of $5,558,000.

Interest expense related to the SNB Facility amounted to approximately $181,000 and $147,000 for the three months ended September 30, 2021 and 2020, respectively, and $542,000 and $420,000 for the nine months ended September 30, 2021 and 2021, respectively.

Loans Payable – Financed Assets

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $41,000 and $48,000 as of September 30, 2021 and December 31, 2020, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the twelve months ending	Amount
December 31, 2021 (remainder of the year)	$2,000
December 31, 2022	9,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
Thereafter	3,000
Loans Payable - financed assets	41,000
Less: Current portion	(9,000)
Long-term portion	$32,000

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

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the SNB Facility, these notes remain subordinate to the SNB Facility and are due on July 1, 2023. Approximately $2,732,000 of the related party subordinated notes can be converted at the option of the holder into Common Stock of the Company at $0.93 per share, while the remaining $2,080,000 of the related party subordinated notes can be converted at the option of the holder into Common Stock of the Company at $1.50 per share. There are no principal payments due on these notes until such time. The note holders and the principal balance of the notes as amended on January 1, 2021 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,250,000	350,000	-	1,600,000
Total	$3,916,000	$2,255,000	$241,000	$6,412,000

For the three and nine months ended September 30, 2021, no principal payments have been made on these notes and the principal balances remain unchanged from the table above. Interest expense for the three months ended September 30, 2021 and 2020 on all related party notes payable was $126,000 and $125,000, respectively, and $376,000 and $378,000 for the nine months ended September 30, 2021 and 2020, respectively.

Convertible Notes Payable – Third Parties

As of both September 30, 2021 and December 31, 2020, the notes payable to third parties totaled $0 as the notes were converted into shares of common stock in 2020. Interest incurred on these notes amounted to approximately $38,000 and $118,000 for the three and nine months ended September 30, 2020, respectively. Amortization of debt discount on these notes amounted to approximately $0 and $7,000 for the three and nine months ended September 30, 2020, respectively. These costs are included in interest and financing costs in the Condensed Consolidated Statement of Operations.

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

The Company recognized $79,000 and $91,000 of non-cash income for the three months ended September 30, 2021 and 2020, respectively, and $274,000 and $302,000 of non-cash income for the nine months ended September 30, 2021 and 2020, respectively, reflected in “other income, net” on the condensed consolidated statements of operations and recorded $24,000 and $26,000 of related non-cash interest expense related to the Purchase Agreement for the three months ended September 30, 2021 and 2020, respectively, and $82,000 and $90,000 for the nine months ended September 30, 2021 and 2020, respectively.

The table below shows the activity within the liability account for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30, 2021	December 31, 2020
	(Unaudited)

Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$322,000	$602,000
Non-Cash other income recognized	(274,000)	(402,000)
Non-Cash interest expense recognized	82,000	122,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	130,000	322,000
Less: unamortized transaction costs	(3,000)	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$127,000	$319,000

Note 7. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

The Company issued 39,983 and 41,915 shares of common stock in payment of director fees totaling $52,000 and $58,000 for the three months ended September 30, 2021 and 2020, respectively, and 119,335 and 132,812 shares totaling $156,000 and $159,000 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company issued 51,224 shares of common stock upon the cashless exercise of stock options during the nine months ended September 30, 2021.

In January 2020, the Company issued and sold 419,597 shares of our common stock for gross proceeds of $984,000 pursuant to a Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

During the nine months ended September 30, 2020, the Company issued 590,243 shares of common stock to convert third party subordinated debt totaling $885,000 to equity.

On or about October 1, 2021, the Company issued 50,476 shares of common stock in payment of directors’ fees totaling $54,000.

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

 Note 8. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain portions of these claims represent amounts included in accounts payable they are not specifically discussed herein.

Contract Pharmacal Corp. (“Contact Pharmacal”) commenced an action on October 2, 2018, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal originally sought damages in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Pharmacal’s Motion for Summary Judgement. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and believes it has meritorious defenses to those claims. As of September 30, 2021, it is not possible to estimate if a loss will be incurred, as such there has been no accrual.

From time to time the Company may be engaged in various lawsuits and legal proceedings in the ordinary course of business. Currently management is not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on the Company’s business, financial condition or operating results. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder of its common stock, is an adverse party or has a material interest averse to our interest.

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2021 and 2020 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As a result of the passage of the CARES Act, the Company filed for a net operating loss carryback claim of $1,416,000 in March 2020. The refund was received in April 2020.

As of September 30, 2021 and December 31, 2020, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferor’s cost, and there is no intercompany profit or loss on intersegment transfers. Management evaluates performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s reporting segments for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$13,043,000	$12,423,000	$38,992,000	$31,795,000
Gross Profit	2,022,000	1,735,000	5,966,000	4,584,000
Income before benefit from income taxes	1,420,000	912,000	3,973,000	2,072,000
Assets	49,275,000	52,963,000	49,275,000	52,963,000

TURBINE ENGINE COMPONENTS
Net Sales	1,311,000	1,239,000	4,527,000	3,808,000
Gross (loss) Profit	(8,000)	(79,000)	448,000	(133,000)
Loss before benefit from income taxes	(119,000)	(251,000)	(20,000)	(594,000)
Assets	3,443,000	3,941,000	3,443,000	3,941,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Loss before benefit from income taxes	(1,367,000)	(1,138,000)	(3,932,000)	(3,895,000)
Assets	803,000	1,860,000	803,000	1,860,000

CONSOLIDATED
Net Sales	14,354,000	13,662,000	43,519,000	35,603,000
Gross Profit	2,014,000	1,656,000	6,414,000	4,451,000
(Loss) Income before benefit from income taxes	(66,000)	(477,000)	21,000	(2,417,000)
Benefit from Income Taxes	-	-	-	(1,414,000)
Net (Loss) Income	(66,000)	(477,000)	21,000	(1,003,000)
Assets	$53,521,000	$58,764,000	$53,521,000	$58,764,000

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

Business Overview

The financial statements contained in this report as well as the discussion below principally reflect the status of our business and the results of our operations as of September 30, 2021.

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

We are currently focused on maintaining profitability, achieving positive cash flows from operating activities and remain resolute on meeting customers’ needs. In order to take advantage of the long-term growth opportunities we see in our markets, we have made significant capital investments in new equipment in recent years and have expanded our operations and manufacturing cells located in our Connecticut facility where our Turbine Engine segment is located. We believe these investments will increase the volume and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. We are pleased with the positive responses received from our customers to date.

Our ability to continue to operate profitably and generate positive cash flows from operating activities is determined by our ability to win new contracts and renewals of existing contracts, and then fulfill these contracts on a timely basis at costs that enable us to generate a profit based upon the agreed upon contract price. Winning a contract generally requires that we submit a bid containing a fixed price for the product or products covered by the contract for an agreed upon period of time. Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

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

Selected Financial Information:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$14,354,000	$13,662,000	$43,519,000	$35,603,000
Cost of sales	12,340,000	12,006,000	37,105,000	31,152,000
Gross profit	2,014,000	1,656,000	6,414,000	4,451,000
Operating expenses and interest and financing costs	2,168,000	2,255,000	6,731,000	7,231,000
Other income, net	88,000	122,000	338,000	363,000
Benefit from income taxes	-	-	-	(1,414,000)
Net (Loss) income	$(66,000)	$(477,000)	$21,000	$(1,003,000)

Balance Sheet Data:

	September 30,	December 31,
	2021	2020
	(unaudited)

Cash and cash equivalents	$692,000	$2,505,000
Working capital	$17,002,000	$16,284,000
Total assets	$53,521,000	$57,777,000
Total stockholders’ equity	$15,647,000	$15,109,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
COMPLEX MACHINING
Net Sales	$13,043,000	$12,423,000	$38,992,000	$31,795,000
Gross Profit	2,022,000	1,735,000	5,966,000	4,584,000
Income before benefit from income taxes	1,420,000	912,000	3,973,000	2,072,000
Assets	49,275,000	52,963,000	49,275,000	52,963,000

TURBINE ENGINE COMPONENTS
Net Sales	1,311,000	1,239,000	4,527,000	3,808,000
Gross (Loss) Profit	(8,000)	(79,000)	448,000	(133,000)
Loss before benefit from income taxes	(119,000)	(251,000)	(20,000)	(594,000)
Assets	3,443,000	3,941,000	3,443,000	3,941,000

CORPORATE
Net Sales	-	-	-	-
Gross Profit	-	-	-	-
Loss before benefit from income taxes	(1,367,000)	(1,138,000)	(3,932,000)	(3,895,000)
Assets	803,000	1,860,000	803,000	1,860,000

CONSOLIDATED
Net Sales	14,354,000	13,662,000	43,519,000	35,603,000
Gross Profit	2,014,000	1,656,000	6,414,000	4,451,000
(Loss) Income before benefit from income taxes	(66,000)	(477,000)	21,000	(2,417,000)
Benefit from Income Taxes	-	-	-	(1,414,000)
Net (Loss) Income	(66,000)	(477,000)	21,000	(1,003,000)
Assets	$53,521,000	$58,764,000	$53,521,000	$58,764,000

Results of Operations for the three months ended September 30, 2021

Net Sales:

Consolidated net sales for the three months ended September 30, 2021 were $14,354,000, an increase of $692,000, or 5.1%, compared with $13,662,000 for the three months ended September 30, 2020. The increase in consolidated net sales is driven by our ability to increase production and return to pre-COVID-19 business environment.

Net sales of our Complex Machining segment were $13,043,000 in the three months ended September 30, 2021, an increase of $620,000, or 5.0%, from $12,423,000 in the three months ended September 30, 2020. Net sales in our Turbine Engine Components segment for the three months ended September 30, 2021 were $1,311,000, an increase of $72,000, or 5.8%, compared with $1,239,000 for the three months ended September 30, 2020.

As indicated in the table below, two customers represented 67.7% and three customers represented 70.6% of total sales for the three months ended September 30, 2021 and September 30, 2020, respectively.

Customer	Percentage of Sales
	2021	2020
	(unaudited)	(unaudited)

Goodrich Landing Gear Systems	41.6%	23.20%
Sikorsky Aircraft	26.1%	25.80%
United States Department of Defense	*	21.60%

*	Customer was less than 10% of sales for the three months ended September 30, 2021.

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2021 was $2,014,000, an increase of $358,000, or 21.6%, as compared to gross profit of $1,656,000 for the three months ended September 30, 2020. Consolidated gross profit as a percentage of sales was 14.0% and 12.1% for the three months ended September 30, 2021 and 2020, respectively.

During interim periods, substantially all of our inventory value has been estimated using a gross profit percentage based on annual gross profit percentages of the immediately preceding year as applied to the net sales of the current period. However, during the three months ended September 30, 2021, we increased our estimate of the gross profit percentage for our Complex Machining segment from the percentage for 2020 based on the better absorption of Manufacturing Overhead which results from increased sales.

Operating Expense

Consolidated operating expenses for the three months ended September 30, 2021 totaled $1,837,000 and decreased by $59,000 or 3.1% compared to $1,896,000 for the three months ended September 30, 2020. The decrease in operating expenses is due to management’s successful efforts to reduce costs as well as timing.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2021 were $331,000 a decrease of $28,000 or 7.8% compared to $359,000 for the three months ended September 30, 2020.

Net Loss

Net loss for the three months ended September 30, 2021 was $66,000, compared to a net loss of $477,000 for the three months ended September 30, 2020. The lower loss period-over-period primarily reflects our ability to generate operating income in fiscal 2021 as compared to an operating loss in fiscal 2020.

Results of Operations for the nine months ended September 30, 2021

Net Sales:

Consolidated net sales for the nine months ended September 30, 2021 were $43,519,000, an increase of $7,916,000, or 22.2%, compared with $35,603,000 for the nine months ended September 30, 2020. The increase in consolidated net sales is driven by our ability to increase production and return to pre-Covid-19 business environment.

Net sales of our Complex Machining segment were $38,992,000 in the nine months ended September 30, 2021, an increase of $7,197,000, or 22.6%, from $31,795,000 in the nine months ended September 30, 2020. Net sales in our Turbine Engine Components segment were $4,527,000 for the nine months ended September 30, 2021, an increase of $719,000, or 18.9% compared with $3,808,000 for the nine months ended September 30, 2020.

As indicated in the table below, three customers represented 75.5% and 74.2% of total sales for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Customer	Percentage of Sales
	2021	2020
	(unaudited)	(unaudited)

Goodrich Landing Gear Systems	36.8%	28.2%
Sikorsky Aircraft	26.2%	32.1%
United States Department of Defense	12.5%	13.9%

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2021 was $6,414,000, an increase of $1,963,000, or 44.1%, as compared to gross profit of $4,451,000 for the nine months ended September 30, 2020. Consolidated gross profit as a percentage of sales was 14.7% and 12.5% for the nine months ended September 30, 2021 and 2020, respectively.

During interim periods, substantially all of our inventory value has been estimated using a gross profit percentage based on annual gross profit percentages of the immediately preceding year as applied to the net sales of the current period. However, during the nine months ended September 30, 2021, we increased our estimate of the gross profit percentage for our Complex Machining segment based on the better absorption of Manufacturing Overhead which results from increased sales.

Operating Expense

Consolidated operating expenses for the nine months ended September 30, 2021 totaled $5,770,000 and decreased by $294,000 or 4.8% compared to $6,064,000 for the nine months ended September 30, 2020.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2021 were $961,000 a decrease of $206,000 or 17.7% compared to $1,167,000 for the nine months ended September 30, 2020. This decrease is attributable to the conversion of our third party Convertible Debt during fiscal 2020.

Net Income (Loss)

Net income for the nine months ended September 30, 2021 was $21,000, compared to a net loss of $1,003,000 for the nine months ended September 30, 2020, for the reasons discussed above. The Company was able to generate net income for its most recent nine-month period primarily due to the generating of operating income in fiscal 2021 as compared to an operating loss in fiscal 2020. The Company recorded a benefit from income taxes of $1,414,000 for the nine months ended September 30, 2020 pursuant to the filing of a net operating loss claim (see below).

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

On June 14, 2021, we entered into the Second Amendment to the Loan and Security Agreement (“Second Amendment”). The purpose of the Second Amendment was to clarify the definition and calculation of Excess Cash Flow, and to confirm the extension of the due date for the payment of the Excess Cash Flow. The amount of the Excess Cash Flow payment for the year ended December 31, 2020 was calculated to be $558,750. Per the terms of the Second Amendment, the Excess Cash Flow is payable in three installments of $186,250 on each of June 15, 2021, June 30, 2021, and September 15, 2021. As of September 30, 2021, we paid the full amount of the Excess Cash Flow. Additionally, we paid an amendment fee of $10,000.

The terms of the SNB Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, we are limited in the amount of Capital Expenditures we can make. As of September 30, 2021, we were in compliance with all loan covenants. The SNB Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the SNB Facility.

As of September 30, 2021, our debt to SNB in the amount of $17,874,000 consisted of the SNB revolving line of credit note in the amount of $13,463,000 and the SNB term loan in the amount of $4,411,000.

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

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash (used in) provided by
Operating activities	$2,514,000	$(3,184,000)
Investing activities	(983,000)	(1,471,000)
Financing activities	(3,344,000)	4,821,000
Net (decrease) increase in cash and cash equivalents	$(1,813,000)	$166,000

Cash Provided by (Used in) Operating Activities

Cash provided by in operating activities primarily consists of our net income of $21,000 adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2021 non-cash items of $2,829,000 consisted primarily of depreciation of property and equipment of $2,105,000, non-cash employee stock compensation expense of $361,000, amortization of right-of-use assets of $364,000 and non-cash directors’ compensation expense of $156,000 offset by $274,000 of non-cash income. The remaining non-cash items totaled $117,000.

Operating assets and liabilities used cash in the net amount of $336,000 consisting primarily of the net increases in accounts receivable and prepaid expenses in the amounts of $1,692,000 and $159,000, respectively and decreases in accounts payable and operating lease liabilities of $1,261,000, and $541,000, respectively, partially offset by a decrease in inventory, a decrease in other current assets and an increase in deferred revenue in the amounts of $2,761,000, $15,000, and $571,000, respectively.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment.

For the nine months ended September 30, 2021, cash used in investing activities was $983,000. This was for the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2021, cash used in financing activities consisted of net payments on our SNB revolving loan and term note in the amounts of $2,187,000 and $1,147,000, respectively and payments of $3,000 and $7,000 on our financing lease obligations and loan payable – financed asset.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2021 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

●	Liquidity;

●	Inventory valuation;

●	Revenue recognition;

●	Income taxes;

●	Stock-based compensation; and

●	Goodwill.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. The following risk factor supplements the risk factors described in our 2020 Form 10-K and should be read in conjunction with the other risk factors presented in our Annual Report which are incorporated herein by reference.

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

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2021

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)