Form 10-K
period 2021-12-31
AIR INDUSTRIES GROUP
filed 2022-03-25
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2021, the aggregate market value of our common stock held by non-affiliates was $32,485,293, based on 24,988,687 shares of outstanding common stock held by non-affiliates, and a price of $1.30 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were 32,183,221 shares of the registrant’s common stock outstanding as of March 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

We are a manufacturer of complex machined parts and assemblies for the Aerospace and Defense (“A&D”) market. Our products are used by Original Equipment Manufacturers (“OEM”) in the manufacture of fixed wing aircraft, helicopters jet turbine engines, and other complex sophisticated A&D products,

We are a holding company with three legal subsidiaries, Air Industries Machining, (“AIM”) Nassau Tool Works (“NTW”) and Sterling Engineering Company (“SEC”). Our subsidiaries have been manufacturers of A&D product for decades; SEC began manufacturing aircraft components in 1941 – over 80-years ago – for use in World War II. NTW was formed in the early 1960’s and AIM has been in business since 1951. We intend to merge AIM and NTW into one corporation.

Collectively, our subsidiaries have over 200 years of manufacturing experience in the A&D market.

We operate our business using two main facilities located in Long Island, New York, and in Barkhamsted in Northwest Connecticut. We have over 150,000 square feet of manufacturing space, approximately 75,000 square feet in each location, and employ approximately 200 people.

Historically, we operated our businesses and reported their results as two separate segments with AIM and NTW comprising our Complex Machining Segment (“CMS”) and SEC as the Turbine & Engine Component Segment (“TEC”). Our CMS segment specializes in flight critical components including flight controls and landing gear. Our TEC segment focuses on manufacturing components for jet engines. Historically, each segment had different customers and utilized different production facilities.

In recent years we integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of our CMS and TEC segments have become increasingly integrated. We also made significant capital expenditures and all of our operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. We made these changes to take advantage of the long-term growth opportunities we see in the A&D market. In early fiscal 2022, we further changed our management approach and will now make decisions about resources to be allocated and assessing performance based on one integrated business rather than two reporting segments. As such, effective with our first quarter ending March 31, 2022, we will present our operations as one reportable operating segment.

The A&D business is comprised of a small number of OEM’s relying on several “tiers” or layers of many more numerous smaller manufacturers supplying product. Each successive tier supplying increasing larger, more complex product to higher tier and OEM companies. Air Industries is generally either a tier one manufacturer supplying product directly to an OEM, or a tier two manufacturer supplying product to a tier one supplier which delivers to an OEM.

Our business has evolved over the years, our products becoming increasing complex. Where once we manufactured smaller individual components for others to assemble into complex assemblies we now manufacture those complex assemblies ourselves. For example, in the past we, along with other suppliers, manufactured individual components to be assembled into a landing gear by an OEM customer. Today we manufacture the entire landing gear, assembling over 200 individual parts, most manufactured internally, others sub-contracted or purchased into a complete landing gear delivered directly to an OEM, and ready to be installed on an aircraft.

We are predominately a supplier of military aviation product. Defense products were 87.7% and 86.2% of our business in 2021 and 2020 respectively. Our OEM customers in the defense sector include:

●	Raytheon Technologies Corporation (f/y/a United Technologies Corporation). We supply products for several units of Raytheon Technologies Corporation, including:

o	Goodrich Landing Systems – we manufacture landing gear components for the Northrop Grumman E2-D Hawkeye, airborne warning and control aircraft deployed with the US Navy and several foreign governments, the Lockheed F-35 Lightning II Joint Strike multi-role fighter aircraft used by all branches of the US military and multiple foreign militaries and for the F-15 Eagle fighter aircraft.

Pratt & Whitney – we manufacture jet turbine engine components for several military and commercial jet engines.

●	Lockheed Martin Corporation. We supply products for the Sikorsky Aircraft unit of Lockheed primarily for the UH-60 BlackHawk multi-purpose helicopter used by the US and many foreign militaries.

●	General Electric Corporation. We supply products used in General Electric jet turbine aircraft engines used by several military aircraft platforms.

●	US Department of Defense. We supply landing gear product for the US Navy F-18 fighter aircraft directly to the Defense Department.

●	Northrop Grumman Corporation. We supply product used on the E2-D Hawkeye, airborne warning and control aircraft.

The balance of our business, comprising 12.3% and 13.8% of our business in 2021 and 2020 respectively, is in commercial aviation and to a minor degree in ground power electricity generation. Our OEM customers in the commercial sector include:

●	Rohr Inc., (a wholly owned subsidiary of Raytheon Technologies) We manufacture a component used in several versions of the Pratt & Whitney new geared turbine fan commercial jet turbine engine.

●	General Electric Corporation. We supply products used in General Electric jet turbine aircraft engines used by several commercial aircraft platforms and ground power electricity generation.

Our business is concentrated on five aircraft platforms. The following five platforms comprised 76.6% and 71.0% of our business in 2021 and 2020 respectively.

●	UH-60 BlackHawk. We have manufactured many components and assemblies for the BlackHawk and its many variants for more than 20 years. BlackHawk helicopters entered service in 1979 and remain in production today. It is the primary helicopter used by the US Army and other branches of the US military. The BlackHawk is also used by many foreign countries and militaries. Over 4,000 aircraft have been produced with many, perhaps as many as 3,000, remaining in use today and generating significant after-market demand.

●	F-35 Lightning II. The F-35 Lightning also known as the Joint Strike Fighter is a new aircraft that will in coming years replace the US Air Force F-15 and the US Navy and Marine Corps F-18 fighters. Eight other nations have participated in the development of the aircraft and will be customers, as will other international militaries. There are three variants of the aircraft, conventional take-off and landing F-35A, short take-off and vertical landing F-35B and a carrier based variant F-35C. The aircraft entered service with the US Marine Corps in 2015 and approximately 2,300 are expected to be produced.

●	F-18 Hornet. The F-18 Hornet currently is the primary fighter aircraft for the US Navy operating primarily from aircraft carriers. The F-18 is also in service internationally, notably Finland and Australia. We manufacture complete landing gear and landing gear components for the many variants of the aircraft.

●	Northrop Grumman E2-D Advanced Hawkeye. The ED-D Hawkeye is a US Navy carrier-based aircraft used to provide airborne warning and control for carrier based air operations. The aircraft’s role is to maintain control of the airspace surrounding an aircraft carrier for protection of the vessel and aircraft in operation. The “D” version, the most current of the E2 remains in production. The aircraft is also used by seven foreign militaries notably Japan.

●	Pratt & Whitney Geared Turbo-Fan. The P&W Geared Turbo-Fan (“GTF”) is a next generation jet turbine engine used in commercial aviation. The GTF engine is widely acknowledged to deliver improved fuel economy and a lower noise footprint than existing jet engines. There are several versions of the GTF. Air Industries produces a component for the smaller versions of the engine used on the popular A-220 and Embraer narrow body aircraft.

Our Market

The A&D industry has become very consolidated, now dominated by just a few very large Prime contractors and OEM’s. These include Airbus, Boeing, General Electric, Lockheed Martin, Northrop Grumman, and Raytheon Technologies. Many if not most of the large Prime contractors and OEM’s are our direct Tier One customers, and we also supply product as a Tier two supplier to many of their Tier one suppliers. We also sell directly to the US Department of Defense (“DOD”).

Our products are incorporated into many aircraft platforms, the majority of which remain in production today. The demand for after-market products for the maintenance, repair and overhaul (“MRO”) of aircraft can continue for many years, even decades, after the production line for new aircraft is shut-down.

We target products that are flight critical, whose flawless operation is essential to the safe operation of the aircraft. To qualify to produce these products a manufacturer needs to maintain various accreditations. Obtaining accreditation while not impossible is difficult, time consuming and thus a barrier to entry for competitors. Further, flight critical components are frequently replaced on aircraft on a flight time, or flight cycle basis. Thus, demand for these products arises from both production of new aircraft, and MRO demand based on the flight hours of existing fleets of aircraft.

For many of our products we are the sole or single source of product for our customers. Sole source product means that we are the only manufacturer of the product. Single source means that while other manufacturers could supply the product we are the only producer currently in the market. Single or sole sourcing is more likely to occur with legacy aircraft. OEM’s generally prefer to have multiple sources of product to support a production line of new aircraft and avoid single point of failure issues.

Our market is predominately military. As such demand for our products is closely aligned with the budget of the DOD. We monitor two components of the DOD budget; procurement which affects demand resulting from new production and operations & maintenance which affects demand resulting from the maintaining existing aircraft. For Fiscal Year 2022, procurement and operations and maintenance accounted for more than 50% of the entire defense budget.

Sales and Marketing

We are generally recognized as a Tier 1 or Tier 2 supplier in the A&D industry. We are also recognized as having extensive experience and accreditation to produce and assemble complex flight safety products.

Most of our contracts with our customers are in the form of a Long-Term Agreement (“LTA”). These LTA’s specify the number and price of products that the customer may order from us for a period of time. The quantity and price in any year may vary from other years within the LTA. Once awarded, the customer places orders against the LTA. These orders are called releases. Once released the order is a firm order. While an order may be cancelled the customer is subject to termination liability and must pay us for the cost of material, labor and other costs incurred up to the date of termination.

Our sales cycle is highly variable, ranging from a few weeks to several years. And contracts for product can be very short, just a few months to as long as ten-years.

We obtain new or follow-on LTA’s through competitive bidding. We respond to a customer’s Request for Quotation (“RFQ”) with proposed prices based on quantities, sometimes varying quantities per year, for shipments over a number of years. There may be several rounds of submissions from us and from competitive suppliers, and a period of negotiation before an LTA is awarded. In addition to products sold pursuant to LTA’s there are also “spot buys” of product by customers.

LTA’s, particularly for defense products, may be extended or new orders placed without competitive bidding. In this instance and in some others our price for the product must be supported by an analysis or audit and approval of our costs by the customer or by the Government.

Our sales and marketing efforts and those of our competitors have been negatively affected by Covid travel restrictions limiting our ability to visit customers and cancelled trade events. Many of our customers’ employees continue to work remotely further complicating our ability to contact them. Despite these challenges we have been able to maintain a “book-to-bill” ratio (new orders booked divided by sales) of 0.9 to 1.00 and 1.07 to 1.00 for the years ended December 31, 2021 and 2020 respectively.

Our approach to sales and marketing can be best understood through the concept of customer alignment. The aerospace industry is dominated by a small number of large prime contractors and OEM’s. These customers rely heavily upon subcontractors to supply quality parts meeting specifications on a timely and cost effective basis. These customers and other customers we supply routinely rate their suppliers based on a variety of performance factors. One of our principal goals is to be highly rated and thus deemed reliable by all of our customers and throughout the industry.

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

Initial contracts are usually obtained through competitive bidding against other qualified subcontractors, while follow-on contracts are usually retained by successfully performing initial contracts. Our long term business generally benefits from barriers to entry resulting from investments, certifications, familiarization with the needs and systems of customers, and manufacturing techniques developed during the initial manufacturing phase. We endeavor to develop each of our relationships to one of a “partnership” where we participate in the resolution of pre-production design and build issues, and initial contracts are obtained as single source awards and follow-on pricing is determined through negotiations. In response to the impediments to traditional means of marketing our products and services encountered during 2020 and 2021 as a result of the cancellation of industry-wide events and the difficulties in scheduling meetings with our customers, we have adapted our business development efforts to increase our use of social media and online presentations, and will continue to look for new ways to interact with our customers.

Our Backlog

The backlog we report consists solely of firm orders received from customers. We do not estimate possible or probable future orders pursuant to LTA’s or anticipated contract renewals. Our backlog exists due the long lead times necessary to produce many of our products. Our production cycle from ordering raw material to delivering finished product can vary from several weeks to over twelve months. Customers must place orders in light of these lead-times creating a back-log of future deliveries. The production cycle for jet engine products is much shorter and accordingly the backlog for jet engine products is much lower. Our total 18-Month firm backlog was $75.0 and $81.1 Million at December 31, 2021 and 2020, respectively.

Our backlog today is the result of purchase orders for the Sikorsky Black Hawk, the F-25 Joint Strike Fighter, the Northrop Grumman E2-D, the F-18 fighter aircraft and the Pratt & Whitney Geared Turbo-Fan jet engine.

Competition

Winning a new contract is highly competitive. We manufacture to customer design specifications. We compete against companies that have similar manufacturing capabilities and often greater financial, physical and technical resources in the domestic and to a lesser degree in the global marketplace. Our ability to win new contracts requires providing quality products on a timely basis at competitive prices. This requires that we strive for continuous improvement in our capabilities to enhance our competitiveness. To accomplish this, we have made significant investments in new machinery and equipment totaling over $5,000,000; $3,797,000 and $1,626,000 in 2020 and 2021, respectively. This new equipment increases the productive capacity of our employees, provides increased efficiency, and closer tolerances, and a larger working “envelope” increasing the size of product we can manufacture. Additionally, we anticipate spending an additional $1,750,000 to $2,500,000 in 2022 to continue to expand our productive capacity.

Our marketing strategy involves developing long-term working relationships with customers. These relationships enable us to develop barriers to entry to competitors by establishing and maintaining advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate.

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

Employees

As of March 15, 2022, we employed 197 people. Of these, 79 were in administration, 10 were in sales and procurement, and 108 were in manufacturing.

AIM is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the “Union”) with which we believe we maintain good relations. The Agreement was renewed as of December 31, 2021 and expires on December 31, 2024 and covers the majority of AIM’s personnel, approximately 131 individuals, which equates to approximately 66% of all employees.

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

All of our employees are covered under a co-employment agreement with Insperity Services, LLC, a professional employer organization that provides out-sourced human resource and payroll services.

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

The risks below can be characterized into four groups:

1)	Risks related to global events such as COVID-19 and the war in Ukraine;

2)	Risks related to our business, including risks specific to the defense and aerospace industry;

3)	Risks arising from our indebtedness; and

4)	Risks related to our common stock.

The financial statements contained in this Report, as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the result of operations as of December 31, 2021.

Risks Related to Global Events

The COVID-19 pandemic and the resulting macroeconomic disruption have affected how we, our customers and our suppliers are operating and disrupted supply chains in our industry.

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

The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, and the tendency of many individuals to continue to work from home, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts adopted by governments and their willingness to adopt further measures is uncertain. The likely overall economic impact of the COVID-19 pandemic and changes in business practices which resulted from COVID-19, has been and will continue to be highly negative to the general economy. While we continue to operate substantially in the normal course of business, we have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work-flows to support physical distancing and have adjusted our sales and marketing practices. These actions resulted in increased operating costs. Our facilities did not operate with full staff or with normal efficiency during portions of 2020 and 2021 primarily due to employee absenteeism and supplier disruptions. Although business has substantially returned to pre-COVID-19 operating levels in the latter half of 2021, an increase in COVID-19 infections or changes in governmental regulations may force us to close or reduce operations or otherwise adversely impact our operations in future periods.

The future economic impact of COVID-19 and changes in business practices which resulted from COVID-19, cannot be predicted with certainty. COVID continues to cause significant disruption to the commercial travel and aerospace industries. Although domestic air travel in the United States has increased, it may take several years for overall economic conditions to return to normal and, particularly in the aerospace industry, for air travel and the resulting demand for new and refurbished aircraft to return to normal. If conditions do not improve, or if they worsen, it could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis. Although the impact of reduced air travel may be disproportionately felt in the commercial as opposed to the defense aerospace industry, it should be expected that manufacturers in the commercial sector with excess capacity will increase their efforts to win projects in the defense aerospace industry.

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

The Russian invasion of Ukraine and the retaliatory measures imposed by the United States, United Kingdom, European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

The invasion of Ukraine by the Russian Federation had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The United States, United Kingdom, European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. Further, there is no assurance that even when the invasion of Ukraine ceases, that nations will not continue to impose sanctions and bans on other nations.

While these events have not interrupted our operations or materially impacted our ability to obtain raw materials, these or future developments resulting from the invasion of Ukraine such as a cyberattack on the United States, us or our suppliers, could make it difficult for or increase the cost of certain raw materials, or make it difficult to access debt and equity capital on attractive terms, if at all, and impact our ability to fund business activities and repay debt on a timely basis.

Russia’s invasion of Ukraine may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and OEMs in the United States A & D industry have relied upon suppliers outside the United States for products and raw materials. Russia’s invasion of Ukraine and the economic disruption resulting from retaliatory measures may cause many of these companies to rethink these strategies and seek sources of supply within the United States. To the extent they do so, it could disrupt domestic markets for raw materials and supplies, and the market for the skilled laborers we need to manufacture our products.

We cannot forecast with any certainty whether the disruptions caused by the Russian invasion of Ukraine, restrictions imposed by various governments in response thereto and resulting changes in business practices, may materially impact our business and our consolidated financial position, results of operations, and cash flows.

In reading the remaining risk factors set forth below, in each case, consider the additional uncertainties caused by Global events such as COVID-19 and the war in Ukraine.

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

We derive most of our revenues from a small number of customers. Three customers represented approximately 75% and 74% of total sales for the years ended December 31, 2021 and 2020, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

We depend on revenues from components for a few aircraft platforms and the cancellation or reduction of either production or use of these aircraft platforms could harm our business.

We derive a significant portion of our revenues from components for a few aircraft platforms, specifically the Sikorsky BlackHawk helicopter, the Northrop Grumman E-2 Hawkeye naval aircraft, the F-18 Hornet and the Pratt & Whitney Geared TurboFan Jet engine. A reduction in demand for our products as a result of either a reduction in the production of new aircraft or a reduction in the use of existing aircraft in the fleet (reducing after-market demand) would have a material adverse effect on our operating results and financial condition.

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

We may lose sales if we fail to timely meet the needs of any of our customers.

Our customers incorporate our products into larger aircraft assemblies or completed aircraft. They rely upon us to deliver products meeting their specifications on a timely basis to ensure smooth operation of their assembly lines. If a customer were to conclude that it could not rely upon us for timely delivery of quality products, it could look to dual source a product or rely upon another party altogether. Any decision by a customer to rely upon an alternate supplier for some or all of its needs could significantly harm our business, our operating results and our financial condition.

We may lose sales if our suppliers fail to meet our needs or shipments of raw materials are not timely made.

Although we procure most of our parts and components from multiple sources and rely upon a number of subcontractors to perform detailed services, or believe that these components and services are readily available from numerous sources, certain components and services are available only from a sole or limited number of sources. While we believe that substitute components or assemblies and subcontractors could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition. In the past, due to our liquidity problems, we had difficulties in securing timely shipments of raw materials from and the timely performance of services by certain vendors which negatively impacted our results of operations. Any delays in the shipment of raw materials or the performance of subcontracted services could significantly harm our business, our operating results and our financial condition.

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

The prices of raw materials used in our manufacturing processes are volatile. Our contracts generally allow us to increase our prices due to increases in the price of raw materials. Many contracts, however, require that we absorb all or a portion of the increase in expense resulting from inflation before passing the increase on to the customer. If the prices of raw materials rise, we may not be able to pass along all of such increases to our customers and this could have an adverse impact on our consolidated financial position and results of operations. It is possible that some of the raw materials we use might become subject to new or increased tariffs. Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our consolidated financial position and results of operations.

Some of the products we produce have long lead times.

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 55% of our assets as of December 31, 2021. Any requirement to write down the value of our inventory due to obsolescence or a drop in the price of materials could have a material adverse effect on our consolidated financial position, results of operations and could result in a breach of the financial covenants in our Loan Facility with Webster Bank.

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

There are risks associated with offering new services.

To reduce our dependence on subcontractors we may offer new services to our customers, such as painting and finishing products we manufacture. There are risks associated with offering new services and even if such services are performed timely and correctly, it is likely that our margins will be low in the initial phases when volume is low.

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

We are subject to intense competition for the skilled machinists necessary to manufacture our products.

We are subject to intense competition for the services of skilled machinists necessary to manufacture our products and those of other companies in the A & D industry. We are currently seeking to hire machinists for our Long Island and Connecticut manufacturing facilities to expand our business. The demand for these individuals may increase as other manufacturers seek to bring to the United States manufacturing processes currently outsourced overseas. If the United States economy undergoes a period of inflation, our labor costs may increase which could have a material adverse effect on our business, financial condition and results of operations.

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

United States and global responses to actual or potential military conflicts such as Russia’s invasion of Ukraine, terrorism, perceived nuclear, biological and chemical threats and other global political crises increase uncertainties with respect to the U.S. and other business and financial markets. Several factors associated, directly or indirectly, with actual or potential military conflicts, terrorism, perceived nuclear, biological and chemical and cyber threats, and other global political crises and responses thereto, may adversely affect the mix of products purchased by defense departments in the United States or other countries to platforms not serviced by us. A shift in defense budgets to product lines we do not produce could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our indebtedness may have a material adverse effect on our operations.

We have substantial indebtedness under our loan facility with Webster Bank (“Loan Facility”). As of December 31, 2021, we had approximately $16,648,000 of indebtedness outstanding under the Loan Facility. All of our indebtedness under the Loan Facility is secured by substantially all of our assets.

We also have approximately $6,412,000 of indebtedness outstanding in the form of subordinated notes payable on July 1, 2026. These notes are held by related parties, specifically Michael N. Taglich (our Chairman) and Robert F. Taglich (a Director), and their affiliates.

Notes with a principal value of approximately $2,732,000 carry an interest rate of 6% per annum and are convertible into approximately 1,821,000 shares of common stock at a conversion price of $1.50 per share. Notes with a principal value of approximately $2,080,000 carry an interest rate of 7% per annum and are convertible into approximately 2,237,000 shares of common stock at a conversion price of $0.93 per share.

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

We currently do not pay dividends and the terms of our Loan Facility require that we maintain certain financial covenants. In the future should we decide to pay dividends, we would need to seek covenant changes under our Loan Facility. There can be no assurance our lenders would agree to covenant changes acceptable to us or at all. In addition, we may in the future incur indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends in the future. Even if our lender would agree to allow us to pay a dividend, our Board of Directors may choose to use the amount which could be paid as a dividend to reduce our outstanding indebtedness.

Risks Related to our common stock

The price of our common stock can fluctuate.

The financial markets have been impacted in various ways by the reactions to the outbreak of the COVID-19 pandemic and government stimulus programs adopted in response to the pandemic, and Russia’s invasion of Ukraine and government responses thereto. The price of our common stock has and is expected to continue to be volatile. We cannot forecast with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic, Russia’s invasion of Ukraine and reactions thereto will continue to adversely impact financial markets and the impact to our common stock. Likewise, we cannot state with certainty the degree to which financial markets were supported by government stimulus programs and whether such support will continue as governments elect not to adopt similar measures in the future.

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant number of shares of our outstanding common stock as well as a significant amount of debt convertible into our common stock, which together with their position as directors of our Company, give them significant influence over the outcome of corporate actions, including those requiring stockholder approval and the terms on which we complete transactions with their affiliates. The interests of these directors may be different from the interests of other stockholders on these and other matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Our quarterly and annual operating results fluctuate significantly due to a variety of factors, some of which are outside our control. Accordingly, we believe period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market and disruptions caused by global events such as COVID-19 and Russia’s invasion of Ukraine. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

Fluctuations in quarterly results or announcements of extraordinary events such as an award of a new contract, acquisitions or litigation, may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock, as well as our overall operating results. Consequently, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.

Future financings or acquisitions may adversely affect the market price of our common stock.

Future sales or issuances of our common stock, including upon conversion of our outstanding convertible notes, upon exercise of our outstanding warrants and options, or as part of future financings or acquisitions, would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of common stock.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The operations of our executive offices, NTW and AIM are conducted out of our 5.4-acre corporate campus in Bay Shore, New York pursuant to a lease expiring in September 2026. We also maintain a warehouse lease nearby in Bohemia, New York. That, lease term commenced on April 1, 2020 and expires on May 31, 2025.

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

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property formerly occupied by our subsidiary Welding Metallurgy, Inc. (“WMI”), at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which we will oppose. We dispute the validity of the claims asserted by Contract Pharmacal, continue to believe we have a meritorious defense to those claims and intend to dispute the validity of the claim asserted by Contract Pharmacal.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is listed on the NYSE American under the symbol “AIRI.”

Holders

On March 21, 2022, there were 223 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,108,000	$2.01	392,000
Equity compensation plans not approved by security holders	2,182,902	2.90	None
Total	4,290,902		392,000

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2021.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2021.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2021 and 2020 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

Air Industries Group is a holding company with three legal subsidiaries, AIM, NTW and SEC. SEC began manufacturing aircraft components in 1941 – over 80-years ago – for use in World War II. NTW was formed in the early 1960’s and AIM has been in business since 1971. We became a public company in 2005.

We manufacture aerospace components primarily for the defense industry. Our Complex Machining Segment (“CMS”), which consists of AIM and NTW, manufactures structural parts and assemblies focusing on flight safety, including aircraft landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. Our Turbine and Engine Component segment (“TEC”) segment consists of SEC which makes components and provides services for aircraft jet engines and ground-power turbines.

Products of CMS are currently deployed on a wide range of high-profile military and commercial aircraft including the Sikorsky UH-60 Blackhawk, Lockheed Martin F-35 Joint Strike Fighter, Northrop Grumman E2D Hawkeye, the US Navy F-18 and USAF F-16 and F-15 fighter aircraft, CMS also makes a critical component for the Pratt & Whitney Geared TurboFan (“GTF”) aircraft engine used on commercial airliners. TEC makes products used in jet engines that are used on military and commercial aircraft including the USAF F-15 and F-16, the Airbus A-330 and the Boeing 777, and others, and in addition, a number of ground-power turbine applications.

The aerospace market is highly competitive in both the defense and commercial sectors and we face intense competition in all areas of our business. Nearly all of our revenues are derived by producing products to customer specifications after being awarded a contract through a competitive bidding process. As the commercial aerospace and defense industries continue to consolidate and major contractors seek to streamline supply chains by buying more complete sub-assemblies from fewer suppliers, we have sought to remain competitive not only by providing cost-effective world class products and service but also by increasing our ability to produce more complex and complete assemblies for our customers.

We are focused on maintaining profitability and positive cash flows from operating activities. We remain resolute on meeting customers’ needs. To take advantage of the long-term growth opportunities we see in our markets, we have made significant capital investments in new equipment in recent years. We believe these investments will increase the velocity and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. Some of our investment expands our capabilities allowing us to internally process product that was previously outsourced to third party suppliers. We are pleased with the positive responses from our customers about these initiatives.

Our ability to operate profitably and generate positive cash flows from operating activities is determined by our ability to win new or renewal contracts and fulfilling these contracts on a timely and cost effective basis. Winning a contract generally requires that we submit a bid containing fixed prices for the product or products covered by the contract for an agreed upon period of time, sometimes for five-years or longer. Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

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

Our revenues are determined by orders from our customers, generally orders – which we call releases – against LTA’s with those customers. These long-term agreements generally have fixed prices for product, though over the term of a LTA prices often increase. Our direct costs of production include costs for material, labor, and factory overhead; all of these costs may vary based on the efficiency of our factory operations. Our gross profit is highly variable due to the mix of products sold, and by sales volume, which can lead to the over absorption or under absorption of factory overhead costs.

Beyond these direct costs of production, we incur general and administrative costs termed Operating Expenses and financing costs for borrowed money, income taxes and miscellaneous income and expense.

A very large percentage of the products we produce are used on military as opposed to civilian aircraft. These products can be replacements for aircraft already in the fleet of the armed services or for the production of new aircraft. Reductions to the Defense Department budget and decreased usage of aircraft reduces the demand for both new production and replacement spares and could adversely impact our business and our revenue.

Segment Data

In this report, we follow Financial Accounting Standards Board (“FASB”) ASC 280, “Segment Reporting” (“ASC 280”), which establishes standards for reporting information about operating segments in annual and interim financial statements, ASC 280 requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Historically we have operated our businesses and reported their results as two separate segments with AIM and NTW comprising our CMS segment and SEC as the TEC segment. Our CMS segment specializes in flight critical components including flight controls and landing gear. Our TEC segment focuses on manufacturing components for jet engines. Each segment having different customers.

The accounting policies of our segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

In recent years we integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of our CMS and TEC segments have become increasingly integrated. We also made significant capital expenditures and all of our operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. We made these changes to take advantage of the long-term growth opportunities we see in the A&D market. In early fiscal 2022, we further changed our management approach and will now make decisions about resources to be allocated and assessing performance based on one integrated business rather than two reporting segments. As such, effective with our first quarter ending March 31, 2022, we will present our operations as one reportable operating segment.

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

Years ended December 31, 2021 and 2020:

For purposes of the following discussion of our selected financial information and operating results, we have presented our financial information based on our continuing operations unless otherwise noted.

Selected Financial Information:

	2021	2020

Net sales	$58,939,000	$50,097,000
Cost of sales	48,686,000	43,585,000
Gross profit	10,253,000	6,512,000
Operating expenses and interest and financing costs	9,031,000	9,442,000
Other income, net	405,000	430,000
Forgiveness of notes payable - SBA Loan	-	2,414,000
Benefit from income taxes	-	(1,412,000)
Income from continuing operations	$1,627,000	$1,326,000

Balance Sheet Data:

	December 31,	December 31,
	2021	2020

Cash and cash equivalents	$627,000	$2,505,000
Working capital	$17,478,000	$16,284,000
Total assets	$53,425,000	$57,777,000
Total stockholders’ equity	$17,389,000	$15,109,000

The following sets forth the results of operations for each of our segments individually and on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2021	2020

COMPLEX MACHINING
Net Sales	$52,921,000	$44,659,000
Gross Profit	9,780,000	6,493,000
Income before benefit from income taxes	7,146,000	4,965,000
Assets	49,691,000	51,368,000

TURBINE ENGINE COMPONENTS
Net Sales	6,018,000	5,438,000
Gross Profit	473,000	19,000
Loss before benefit from income taxes	(229,000)	(31,000)
Assets	3,275,000	3,899,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Loss before benefit from income taxes	(5,290,000)	(5,020,000)
Assets	459,000	2,510,000

CONSOLIDATED
Net Sales	58,939,000	50,097,000
Gross Profit	10,253,000	6,512,000
Income (Loss) before benefit from income taxes	1,627,000	(86,000)
Benefit from Income Taxes	-	(1,412,000)
Loss from Discontinued Operations, net of taxes	-	(230,000)
Net Income	1,627,000	1,096,000
Assets	$53,425,000	$57,777,000

Net Sales:

Consolidated net sales for the year ended December 31, 2021 were $58,939,000, an increase of $8,842,000, or 17.6%, compared with $50,097,000 for the year ended December 31, 2020. Net sales of CMS were $52,921,000, an increase of $8,262,000, or 18.5%, from $44,659,000 in the prior year. Net sales in our TEC segment were $6,018,000, an increase of $580,000 or 10.7%, compared with $5,438,000 for the year ended December 31, 2020. The increase was directly attributable to shipping product that had remained in Work In Process at the end of 2020 due certain subcontractors who were severely impacted by COVID-19 and our ability to increase production and return to pre-COVID-19 business environment.

As indicated in the table below, three customers represented 75.4% and 73.9% of total sales for the years ended December 31, 2021 and 2020, respectively.

Customer	Percentage of Sales
	2021	2020

Goodrich Landing Gear Systems	37.2%	30.4%
Sikorsky Aircraft	25.7%	30.3%
United States Department of Defense	12.5%	13.2%

As indicated in the table below, three customers represented 74.7% and 80.3% of gross accounts receivable at December 31, 2021 and 2020, respectively.

Customer	Percentage of Receivables
	2021	2020

Goodrich Landing Gear Systems	50.3%	57.1%
Rohr	12.7%	11.2%
United States Department of Defense	11.7%	12.0%

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2021 was $10,253,000, an increase of $3,741,000, or 57.4%, as compared to gross profit of $6,512,000 for the year ended December 31, 2020. Consolidated gross profit as a percentage of sales was 17.4% and 13.0% for the years ended December 31, 2021 and 2020, respectively. These increases were directly attributable to a better mix of products that were shipped during 2021, and the end of an LTA, where our costs were equal to the sales price of the item.

Operating Expenses

Consolidated operating expenses were $7,766,000 and $7,951,000 for fiscal 2021 and 2020, respectively, representing a decrease of $185,000 or 2.3%. Operating expenses declined due to a bad debt expense in 2020 that was partially recovered in 2021. Absent this, operating expenses increased by $345,000 or 4.6%. As a percentage of consolidated net sales, operating expenses were 13.2% and 15.8% for fiscal 2021 and 2020, respectively.

Interest and Financing Costs

Our interest and financing costs for the year ended December 31, 2021 totaled $1,265,000, a decrease of $226,000 or 15.2% from $1,491,000 in 2020, as a result of lower balances on our Loan Facility at the end of 2021.

Income from Continuing Operations, Net of Taxes

Income from continuing operations, net of tax for the year ended December 31, 2021 was $1,627,000, an improvement of $301,000 compared to $1,326,000 for the year ended December 31, 2020. Included in income from continuing operations for 2020 was the forgiveness of the Paycheck Protection Program (“PPP”) loans in the amount of $2,414,000 and $1,416,000 resulting from a tax refund from tax law changes enacted in the CARES Act.

Net Income

Net income for the year ended December 31, 2021 was $1,627,000, an improvement of $531,000, compared to $1,096,000 for the year ended December 31, 2020, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2020, we took advantage of a number of U.S. government programs to improve our liquidity to offset the negative impact to our business from COVID-19. These steps include:

1)	Received PPP Loans from the SBA – In May 2020, our three operating subsidiaries entered into government subsidized loans with Webster Bank (F/K/A Sterling National Bank) (“Webster”) in an aggregate principal amount of approximately $2,414,000 (“SBA Loans”). In accordance with U.S. government regulations we applied for forgiveness of each Loan in full. In December 2020, we received final approval from the SBA that our SBA Loans which approximated $2,414,000 plus accrued interest had been forgiven.

2)	Deferred Certain Tax Payments – In accordance with Section 2302 of the CARES Act, we elected to defer the deposit and payment of the employer’s portion of Social Security taxes. These deferred amounts must be repaid 50% on December 31, 2021 with the remaining 50% on December 31, 2022. In December 2021 we made the first required deposit and payment of the employer’s portion of our deferred Social Security taxes. The second of these required payments will be made during December 2022. As of December 31, 2021, we continue to defer $314,000, which is classified as Deferred payroll tax liability – CARES Act in the accompanying Consolidated Balance Sheets.

3)	Received a Net Operating Loss Refund – Pursuant to the CARES Act, we filed a net operating loss carryback claim for $1,416,000, which was received during the second quarter of 2020.

Also, the U.S. Department of Defense has, to date, taken steps to increase the rate for certain progress payments from 80 percent to 90 percent for costs incurred and worked performed on certain contracts.

In addition to taking advantage of the aforementioned U.S. government programs, we took additional significant steps to improve our liquidity, including:

1)	Entered into a Lower Cost Financing Facility – On December 31, 2019, we entered into a new loan facility (“Webster Facility”) with Webster which originally was set to expire on December 30, 2022. The Webster Facility initially provided for a $16,000,000 revolving loan (“Webster revolving line of credit”) and a term loan (“Webster term loan”).

The formula to determine the amounts of revolving advances permitted to be borrowed under the Webster Facility is based on a percentage of eligible receivables and inventory (as defined).

On June 14, 2021, we entered into the Second Amendment to the Loan and Security Agreement (“Second Amendment”). The purpose of the Second Amendment was to clarify the definition and calculation of Excess Cash Flow, and to confirm the extension of the due date for the payment of the Excess Cash Flow.

On December 7, 2021, we entered in the Third Amendment to the Loan and Security Agreement (“Third Amendment”). The purpose of the amendment was to extend the maturity date of both the Webster revolving line of credit and the Webster term loan by three years, from December 30, 2022 to December 30, 2025. Additionally, the Webster revolving line of credit was increased to $20,000,000 from $16,000,000 and the inventory sublimit for the Webster revolving line of credit was increased to $14,000,000 from $11,000,000. Under the terms of the Third Amendment, we are now allowed, subject to certain limitations, to begin amortizing a portion of our subordinated debt.

The terms of the Webster Facility require that, among other things, we maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter. In addition, we are limited in the amount of Capital Expenditures we can make. As of December 31, 2021, we were in compliance with all loan covenants. The Webster Facility also restricts the amount of dividends we may pay to our stockholders. Substantially all of our assets are pledged as collateral under the Webster Facility.

In addition, for so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year, beginning with the year ending December 31, 2020, we shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such Fiscal Year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such Fiscal Year. The amount of the Excess Cash Flow for the year ended December 31, 2021 was calculated to be $787,000. This is scheduled to be paid on or about April 15, 2022 per the terms of the Webster Facility.

As of December 31, 2021, our debt to Webster in the amount of $16,648,000 consisted of the Webster revolving line of credit note in the amount of $12,456,000 and the Webster term loan in the amount of $4,192,000.

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

We are currently in early discussions with Webster Bank to further expand our Term Loan to support the acquisition of additional equipment. We anticipate that this additional financing will occur in the second quarter of 2022. We anticipate spending an additional $1,750,000 to $2,500,000 during 2022 to continue to acquire new equipment.

3)	Conversion and Extension of Subordinated Notes – During 2020, third party holders of convertible subordinated notes of the remaining principal balance plus accrued interest, converted these notes into common stock. In addition, the maturity date of related party convertible subordinated notes and subordinated notes payable in the aggregate amount of $6,012,000 plus $400,000 of accrued interest was extended until July 1, 2023, and we were relieved of the obligation to make any principal payments on these notes prior to maturity. During December 2021, in accordance with the extension of the due date of the Webster Facility, these notes were further extended to July 1, 2026.

In addition to our loan with Webster and Subordinated Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations. Substantially all of these obligations are described in the notes to our financial statements included in this report. Because we believe our fiscal 2022 sales will be in line with the amount achieved in fiscal 2021, we believe our liquidity in 2022 will continue to improve. Nevertheless, our liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation, disruptions in the labor market and other risks detailed in Part1, Item 1A of this Annual Report.

Changes in our cash flow during fiscal 2021 are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended
	December 31,
	2021	2020

Cash provided by (used in)
Operating activities	$4,064	$(1,525)
Investing activities	(1,364)	(3,797)
Financing activities	(4,578)	6,533
Net (decrease) increase in cash and cash equivalents	$(1,878)	$1,211

The above cash flows include the cash flows from our continuing and discontinued operations.

Cash Provided By Operating Activities

Cash provided by or used in operating activities reflects our net income adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2021, net income of $1,627,000 and $3,746,000 of non-cash items, consisting primarily of employee and directors stock based compensation of $653,000, amortization of right-of-use assets of $492,000, depreciation of property and equipment of $2,803,000 were partially offset by non-cash other income recognized in the amount of $326,000. Operating assets and liabilities used cash in the net amount of $1,309,000, consisting primarily of the net increases in accounts receivable and deposits and other assets of $1,589,000 and $193,000, respectively, and net decreases in accounts payable, operating lease liabilities and deferred payroll tax expense-CARES ACT in the amounts of $1,594,000, $701,000 and $313,000, which were partially offset primarily by a decrease in inventory and an increase in deferred revenue in the amounts of $2,588,000 and $553,000, respectively.

Cash Used In Investing Activities

Cash used in investing activities consists of cash used for capital expenditures for property and equipment.

For the year ended December 31, 2021, cash used in investing activities was $1,364,000. Primarily this was for the purchase of state of the art machinery installed at our Bay Shore facility.

The purchase of state of the art machinery installed at our Bay Shore facility allowed us to relocate machinery from our Bay Shore to our Connecticut facility.

Cash Used In Financing Activities

Cash used in financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, Webster, increases in and repayments of finance lease obligations and other notes payable.

For the year ended December 31, 2021, cash used in financing activities was $4,578,000. This was comprised of repayments of $3,193,000 on our Webster revolving loan, $1,371,000 on our Webster term loan, $9,000 on our financed lease obligations and $5,000 on our financed asset note payable.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future contractual obligations as of December 31, 2021 (in thousands):

		Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt and Finance Leases	$23,390	$14,122	$1,758	$7,510	$-
Operating Leases	$4,837	$1,007	$2,108	$1,722	$-
Total	$28,227	$15,129	$3,866	$9,232	$-

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgements and assumptions inherent in these policies could affect our consolidated financial statements:

●	Going Concern

●	Inventory Valuation

●	Revenue Recognition

●	Income Taxes

●	Stock-Based Compensation

●	Goodwill

See Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, the CEO and CFO concluded our disclosure controls and procedures were effective as of December 31, 2021.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2021 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

During 2021, we took various steps to maintain the effectiveness of our financial reporting system, primarily the acquisition of additional software to increase the utility of our financial reporting systems and additional steps taken to increase our cybersecurity defenses. Except for these additions to our software, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not Applicable

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	57	President and Chief Executive Officer
Michael E. Recca	71	Chief Financial Officer
Michael N. Taglich	56	Chairman of the Board
Robert F. Taglich	55	Director
David J. Buonnano	66	Director
Peter D. Rettaliata	71	Director
Michael Brand	64	Director
Michael D. Porcelain	53	Director

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

Michael N. Taglich has been Chairman of our Board of Directors since September 22, 2008. He is Chairman and President of Taglich Brothers, a New York City based securities firm which he co-founded in 1992. Mr. Taglich is currently Chairman of the Board of Mare Island Dry Dock LLC, a company engaged in ship repair services, He also serves as a Director of two other public companies, Bridgeline Digital Inc. and Decision Point Systems Inc., as well as a number of private companies.

Robert F. Taglich has been a director of our Company since 2008. He is a Managing Director of Taglich Brothers, which he co-founded in 1992. Prior to founding Taglich Brothers, Mr. Taglich was a Vice President at Weatherly Securities. Mr. Taglich has served in various positions in the securities brokerage industry for the past 25 years Mr. Taglich holds a Bachelor’s degree from New York University.

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

Peter D. Rettaliata has been a director of our Company since 2005. He served as our Acting President and Chief Executive Officer from March 2, 2017 to November 15, 2017, and served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years, where he attained the position of the Senior Procurement Officer. Professionally, Mr. Rettaliata has served as the Chairman of “ADDAPT”, an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and Harvard Business School where he completed the PMD Program.

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

Michael Porcelain has been a director of our Company since October 23, 2017. Since January 2022, he has severed as President and Chief Executive Officer (“CEO”) and a member of the Board of Directors of Comtech Telecommunications Corp., (“Comtech”) a publicly traded company and a leading global provider of next-generation 911 emergency systems and secure wireless communications technologies. He was first appointed President of Comtech in January 2020 and also served as Comtech Chief Operating Officer since October 2018.  Prior to holding these positions, he served as Comtech’s Chief Financial Officer from 2006 through 2018, and from 2002 to March 2006, he served as Comtech’s Vice President of Finance and Internal Audit. From 1998 to 2002, Mr. Porcelain was Director of Corporate Profit and Business Planning for Symbol Technologies, a mobile wireless information solutions company. Previously, he spent five years in public accounting holding various positions, including Manager in the Transaction Advisory Services Group of PricewaterhouseCoopers. In March 2021, Mr. Porcelain was elected to the Board of Directors of The Fund for Modern Court, an independent court reform organization that advocates for the improvements of the New York State Court system to ensure a diverse, highly qualified, and independent judiciary. Since 1998, he has owned and operated The Independent Adviser Corporation, a privately held company which holds the rights to use certain intellectual properties and trademarks (including various Internet websites) related to the financial planning and advisory industry. Mr. Porcelain has served as an Adjunct Professor at St. John’s University located in New York where he taught graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements of Air Industries Group for the Year ended December 31, 2021 and 2020.

(b)	The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada Corporation.

Exhibit No.	Description

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

3.4	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020).

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

10.5	Second Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021)

10.6	Third Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2021)

10.7	Stock Purchase Agreement dated March 21, 2018 with CPI Aerostructures, Inc. (“CPI SPA”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2018).

10.8	Second Amendment dated as of December 20, 2018 to CPI SPA (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed April 1, 2019).

10.9	Settlement Agreement and Release between the Company and CPI Aerostructures, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2020).

10.10	Promissory Note dated May 6, 2020, between Sterling National Bank and Air Industries Machining Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.11	Promissory Note dated May 6, 2020, between Sterling National Bank and Nassau Tool Works Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.12	Promissory Note dated May 6, 2020, between Sterling National Bank and Sterling Engineering Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020).

10.13	At the Market Offering Agreement dated January 15, 2020 with Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on January 15, 2020).

10.14	Purchase Agreement with the Purchasers dated January 15, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.15	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-191560) filed on October 4, 2013).

10.16	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.17	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.18	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2022

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 25, 2022 in the capacities indicated.

Signature	Capacity

/s/ Luciano Melluzzo	President and CEO
Luciano Melluzzo	(principal executive officer)

/s/ Michael E. Recca	Chief Financial Officer
Michael E. Recca	(principal financial and accounting officer)

/s/ Michael N. Taglich	Chairman of the Board
Michael N. Taglich

/s/ Peter D. Rettaliata	Director
Peter D. Rettaliata

/s/ Robert F. Taglich	Director
Robert F. Taglich

/s/ David J. Buonanno	Director
David J. Buonanno

/s/ Michael Brand	Director
Michael Brand

/s/ Michael Porcelain	Director
Michael Porcelain

AIR INDUSTRIES GROUP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) are especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Inventories, net – Refer to Note 3 of the consolidated financial statements

Description of the Matter

The Company records inventory at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory, which requires management to make significant estimates and assumptions related to sales patterns and expected future demand in order to estimate the amount necessary to adjust to net realizable value as a result of slow moving or obsolete inventory. Changes in the assumptions could have a significant impact on the valuation of inventory.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

March 25, 2022

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and Cash Equivalents	$627,000	$2,505,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $594,000 and $964,000	10,473,000	8,798,000
Inventory	29,532,000	32,120,000
Prepaid Expenses and Other Current Assets	226,000	173,000
Prepaid Taxes	22,000	15,000
Total Current Assets	40,880,000	43,611,000

Property and Equipment, Net	8,404,000	9,581,000
Operating Lease Right-Of-Use-Asset	3,018,000	3,510,000
Deferred Financing Costs, Net, Deposits and Other Assets	960,000	912,000
Goodwill	163,000	163,000

TOTAL ASSETS	$53,425,000	$57,777,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$14,112,000	$16,475,000
Accounts Payable and Accrued Expenses	6,723,000	8,682,000
Operating Lease Liabilities - Current Portion	686,000	701,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,470,000	917,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	59,000	200,000
Deferred payroll tax liability - CARES Act - Current Portion	314,000	314,000
Total Current Liabilities	23,402,000	27,327,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	2,838,000	4,786,000
Notes Payable - Related Party - Net of Current Portion	6,412,000	6,012,000
Operating Lease Liabilities - Net of Current Portion	3,241,000	3,927,000
Deferred Gain on Sale - Net of Current Portion	143,000	181,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Net of Current Portion	-	122,000
Deferred payroll tax liability - CARES Act - Net of Current Portion	-	313,000
TOTAL LIABILITIES	36,036,000	42,668,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both December 31, 2021 and December 31, 2020.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 32,128,006 and 31,906,971 Shares Issued and Outstanding as of December 31, 2021 and December 31, 2020, respectively	32,000	32,000
Additional Paid-In Capital	81,891,000	81,238,000
Accumulated Deficit	(64,534,000)	(66,161,000)
TOTAL STOCKHOLDERS’ EQUITY	17,389,000	15,109,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,425,000	$57,777,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Income

For the Years Ended December 31,

	2021	2020

Net Sales	$58,939,000	$50,097,000

Cost of Sales	48,686,000	43,585,000

Gross Profit	10,253,000	6,512,000

Operating Expenses	7,766,000	7,951,000

Income (loss) from Operations	2,487,000	(1,439,000)

Interest and Financing Costs	(805,000)	(710,000)

Interest Expense - Related Parties	(460,000)	(781,000)

Other Income, Net	405,000	430,000

Forgiveness of notes payable - SBA Loan	-	2,414,000

Income (Loss) before Benefit From Income Taxes	1,627,000	(86,000)

Benefit from Income Taxes	-	(1,412,000)

Income from Continuing Operations, net of tax	1,627,000	1,326,000

Loss from Discontinued Operations, net of tax	-	(230,000)

Net Income	$1,627,000	$1,096,000

Income per share from Continuing operations - Basic	$0.05	$0.04
Loss per share from Discontinued Operations - Basic	$-	$(0.01)
Income per share from Continuing operations - Diluted	$0.05	$0.05
Loss per share from Discontinued Operations - Diluted	$-	$(0.01)

Weighted Average Shares Outstanding - basic	32,049,372	30,742,154
Weighted Average Shares Outstanding - diluted	36,424,175	36,747,083

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	29,478,338	$29,000	$77,434,000	$(67,257,000)	$10,206,000

Common Stock issued for directors fees	178,405	-	211,000	-	211,000
Costs related to issuance of stock	-	-	(145,000)	-	(145,000)
Issuance of Common Stock	419,597	1,000	983,000	-	984,000
Common Stock Issued for Convertible Notes	1,830,631	2,000	2,587,000	-	2,589,000
Stock Compensation Expense	-	-	308,000	-	308,000
Adjustments for other note conversion	-	-	(140,000)	-	(140,000)
Net Income	-	-	-	1,096,000	1,096,000
Balance, December 31, 2020	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000

Common Stock issued for directors fees	169,811	-	210,000	-	210,000
Stock Options exercised	51,224	-	-	-	-
Stock Compensation Expense	-	-	443,000	-	443,000
Net Income	-	-	-	1,627,000	1,627,000
Balance, December 31, 2021	32,128,006	$32,000	$81,891,000	$(64,534,000)	$17,389,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,627,000	$1,096,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,803,000	2,570,000
Non-cash employee compensation expense	443,000	211,000
Non-cash directors compensation	210,000	308,000
Non-cash other income recognized	(326,000)	(402,000)
Non-cash interest expense	98,000	122,000
Non-cash deferred payroll tax expense - CARES Act	-	627,000
Amortization of Right-of-Use Asset	492,000	482,000
Deferred gain on sale of real estate	(38,000)	(38,000)
Loss on sale of equipment	-	60,000
Amortization of debt discount on convertible notes payable	-	233,000
Bad debt (recovery) expense	(86,000)	105,000
Amortization of deferred financing costs	150,000	126,000
Forgiveness of notes payable - SBA loan	-	(2,414,000)
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,589,000)	(1,045,000)
Inventory	2,588,000	(3,474,000)
Prepaid expenses and other current assets	(53,000)	274,000
Prepaid taxes	(7,000)	(15,000)
Deposits and other assets	(193,000)	168,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(1,594,000)	275,000
Operating lease liabilities	(701,000)	(673,000)
Income taxes payable	-	(27,000)
Deferred revenue	553,000	(94,000)
Deferred payroll tax expense - CARES Act	(313,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,064,000	(1,525,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,364,000)	(3,797,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,364,000)	(3,797,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Webster Bank	(3,193,000)	3,106,000
Proceeds from note payable - term note - Webster Bank	-	2,337,000
Payments of note payable - term note - Webster Bank	(1,371,000)	(579,000)
SBA loan proceeds - Webster Bank	-	2,414,000
Payments of finance lease obligations	(5,000)	(18,000)
Proceeds from issuance of common stock	-	984,000
Share issuance costs	-	(145,000)
Deferred financing costs	-	(81,000)
Payments of notes payable - related party	-	(1,000,000)
Payments of notes payable - third party	-	(100,000)
Payments of loan payable - financed asset	(9,000)	(385,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,578,000)	6,533,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,878,000)	1,211,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,505,000	1,294,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$627,000	$2,505,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2021	2020
Supplemental cash flow information
Cash paid during the year for interest	$1,206,000	$924,000
Cash refunded during the year for income taxes, net of taxes paid	$-	$(1,407,000)
Cash paid during the year for taxes	$7,000	$-

Supplemental disclosure of non-cash investing and financing activities
Acquisition of financed lease asset	$262,000	$-
Capitalization of related party interest to principal	$400,000	-
Right of Use Asset additions under ASC 842	$-	$642,000
Operating Lease Liabilities under ASC 842	$-	$642,000
Acquisition of financed asset	$-	$52,000
Common Stock issued for notes payable - third parties	$-	$2,245,000
Common Stock issued in lieu of accrued interest	$-	$344,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the year ended December 31, 2021 and 2020, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

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

Although the global outbreak of COVID-19 negatively impacted the Company’s revenues, earnings and operating cash flows in 2020, management believes the Company’s operations substantially returned to normal in fiscal 2021. With fiscal 2021 now completed and the Company continuing to see the benefits from its recent investments in machinery and equipment, management believes the Company will continue to improve its liquidity. During 2021, the Company generated $4,064,000 of cash from operating activities. As such, based on the Company generating $4,064,000 of cash from operating activities as well as generating operating income of $2,487,000 for the year ended December 31, 2021, its current best estimates of fiscal 2022 sales, confirmed and expected orders, the strength of existing backlog, overall market demand, expected timing of future cash receipts and expenditures and the Company’s ability to access additional liquidity, if needed, the Company believes it will have adequate cash to support operations through at least March 31, 2023.

Reclassifications

Reclassifications occurred to certain 2020 amounts to conform to the 2021 classification. These reclassifications had no impact on the Company’s financial position and net income.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. DISCONTINUED OPERATIONS

As discussed in Note 14 on December 23, 2020, the Company and CPI Aerostructures (“CPI”), the buyer of our subsidiary Welding Metallurgy, Inc. (“WMI”), reached an agreement to settle the working capital dispute without additional litigation. The settlement provided that CPI and AIRI would instruct the escrow agent to release the balance of $ 1,380,684 remaining in the escrow account to CPI. The Company and CPI exchanged mutual releases customary in the circumstances. We originally placed a reserve of $1,770,000 against the $2,000,000 balance held in escrow, the remaining amount of $230,000 was charged to discontinued operations and classified as other expense for the year ended December 31, 2020.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

The Company is a Tier 1 or Tier 2 manufacturer of precision assemblies and components for mission-critical aerospace and defense applications, and a prime contractor to the U.S. Department of Defense. The Company’s AIM and NTW subsidiaries manufactures flight critical or flight safety aircraft components including landing gear, arresting gear, flight controls, primarily for military aircraft, including the UH-60 Helicopter, the E2-D, and F-35, F-18 fighter aircraft, and the Pratt & Whitney Geared Turbofan jet engine. Sterling manufactures components used in jet engines of military and commercial aircraft and ground power turbine engines. The Company’s primary customers are large publicly traded companies including the four largest suppliers to the US Department of Defense.

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

Prepaid expenses and other current assets include purchase deposits, miscellaneous prepaid expenses and cash in escrow less a reserve. On December 23, 2020, the Company settled its working capital dispute with CPI, see Note 14 - Contingencies. As a result of this settlement, the Company released the cash that was held in escrow and therefore removed the reserve. The changes in the reserve are shown below and discussed in Note 2 – Discontinued Operations.

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

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and recorded in current assets and amortized using the effective interest method over the term of the related debt. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt and also amortized using the effective interest method over the term of the related debt. The amortization of financing costs is included in interest and financing costs in the Consolidated Statements of Income.

Revenue Recognition

The Company accounts for revenue recognition in accordance with accounting guidance codified as FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), as amended, regarding revenue from contracts with customers. Under the standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

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

There were three customers that represented 75.4% of total sales, and three customers that represented 73.9% of total sales for the years ended December 31, 2021 and 2020, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	2021	2020

1	37.2%	30.4%
2	25.7%	30.3%
3	12.5%	13.2%

There were three customers that represented 74.7% of gross accounts receivable and 80.3% of gross accounts receivable at December 31, 2021 and 2020, respectively. This is set forth in the table below.

	Percentage of Receivables
	December	December
Customer	2021	2020
1	50.3%	57.1%
2	12.7%	12.0%
3	11.7%	11.2%

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

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

The following is the calculation of income from continuing operations applicable to common stockholders utilized to calculate the numerator for EPS:

	2021	2020
Income from continuing operations - Basic	$1,627,000	$1,326,000
Add: Convertible Note Interest for Potential Note Conversion	322,000	499,000
Add: Convertible Note debt discount for Potential Note Conversion	-	149,000

Income from continuing operations used to calculate earnings per share - Diluted	$1,949,000	$1,974,000

The following is a reconciliation of the denominators of basic and diluted EPS computations for continuing operations:

	2021	2020
Weighted average shares outstanding used to compute basic
earnings per share	32,049,372	30,742,154
Effect of dilutive stock options and warrants	317,371	1,590,000
Effect of dilutive convertible notes payable	4,057,432	4,414,929
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	36,424,175	36,747,083

Per share amount - basic	$0.05	$0.04
Per share amount - diluted	$0.05	$0.05

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2021	2020

Stock Options	1,183,500	549,000
Warrants	1,227,211	1,909,902
	2,410,711	2,458,902

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $443,000 and $308,000 for the years ended December 31, 2021 and 2020, respectively. Stock compensation expense for directors amounted to $210,000 and $211,000 for the years ended December 31, 2021 and 2020, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying Consolidated Statements of Income.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at December 31, 2021 and 2020 relates to the acquisition of NTW.

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

The Company determined that there has been no impairment of goodwill at December 31, 2021 and 2020.

Freight Out

Freight out is included in operating expenses and amounted to $135,000 and $91,000 for the years ended December 31, 2021 and 2020, respectively.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2021 (effective January 1, 2022 for the Company). The Company does not expect that the adoption of this new accounting guidance will have a material effect on its financial statements.

On January 21, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material effect on its financial statements.

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

Note 4. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31, 2021	December 31, 2020

Accounts Receivable Gross	$11,067,000	$9,762,000
Allowance for Doubtful Accounts	(594,000)	(964,000)
Accounts Receivable Net	$10,473,000	$8,798,000

The allowance for doubtful accounts for the years ended December 31, 2021 and 2020 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year ended December 31, 2021 Allowance for Doubtful Accounts	$964,000	$134,000	$504,000	$594,000
Year ended December 31, 2020 Allowance for Doubtful Accounts	$859,000	$483,000	$378,000	$964,000

Note 5. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2021	2020

Raw Materials	$3,410,000	$3,951,000
Work In Progress	20,926,000	21,933,000
Finished Goods	8,350,000	8,831,000
Reserve	(3,154,000)	(2,595,000)
Total Inventory	$29,532,000	$32,120,000

Note 6. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2021	2020

Land	$300,000	$300,000
Buildings and Improvements	1,723,000	1,683,000
Machinery and Equipment	22,013,000	21,738,000
Finance Lease Machinery and Equipment	375,000	78,000
Tools and Instruments	12,866,000	12,116,000
Automotive Equipment	200,000	148,000
Furniture and Fixtures	290,000	290,000
Leasehold Improvements	882,000	855,000
Computers and Software	583,000	436,000
Total Property and Equipment	39,232,000	37,644,000
Less: Accumulated Depreciation	(30,828,000)	(28,063,000)
Property and Equipment, net	$8,404,000	$9,581,000

Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $2,803,000 and $2,570,000, respectively. Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2021 and 2020. Accumulated depreciation on these assets was approximately $36,000 and $28,000 as of December 31, 2021 and 2020, respectively.

Note 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses at December 31, are detailed as follows:

	December 31, 2021	December 31, 2020

Accounts Payable	$5,460,000	$7,240,000
Accrued Payroll	852,000	663,000
Accrued Interest - related parties	-	400,000
Accrued Interest - others	-	42,000
Accrued expenses - other	411,000	337,000
Accounts Payable and accrued expenses	$6,723,000	$8,682,000

Note 8. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Income. The unrecognized portion of the gain in the amount of $181,000 and $219,000 as of December 31, 2021 and 2020, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions”.

Simultaneous with the closing of the sale of the Bay Shore Property, the Company entered into a 20-year triple- net lease (the “Lease”) expiring in September 2026 with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the purchaser $89,000 as security for the performance of its obligations under the Lease. In addition, at December 31, 2021, the Company had on deposit $150,000 with the purchaser as security for the completion of certain repairs and upgrades to the Bay Shore Property. In 2020, the landlord utilized the amounts on deposit to install air conditioning throughout the manufacturing facility. At December 31, 2021, this amount was included in the caption Deferred Finance costs, Net, Deposit and Other Assets in the accompanying Consolidated Balance Sheets. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 10 – Operating Lease Liabilities.

Note 9. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	December 31,	December 31,
	2021	2020

Revolving credit note payable to Webster Bank (F/K/A Sterling National Bank) (“Webster”)	$12,456,000	$15,649,000
Term loan, Webster	4,192,000	5,558,000
Finance lease obligations	263,000	6,000
Loans Payable - financed assets	39,000	48,000
Related party notes payable	6,412,000	6,012,000
Subtotal	23,362,000	27,273,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(14,112,000)	(16,475,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$9,250,000	$10,798,000

Webster Bank (F/K/A Sterling National Bank) (“Webster”)

On December 31, 2019, the Company entered into a loan facility (“Webster Facility”) with Webster expiring on December 30, 2022. The loan facility originally provided for a $16,000,000 revolving loan (“Webster revolving line of credit”) and a term loan (“Webster term loan”).

In 2020, the Company entered into the First Amendment to the Loan and Security Agreement (“First Amendment”). The terms of the amendment increased the Term Loan to $5,685,000. The repayment terms of the term loan were amended to provide monthly principal installments in the amount of $67,679 beginning on December 1, 2020, with a final payment of any unpaid balance of principal and interest payable on December 30, 2022. Additionally, the date by which certain subordinated third-party notes need to be extended was changed from September 30, 2020 to November 30, 2020. The Company paid an amendment fee of $20,000.

On June 14, 2021, the Company entered into the Second Amendment to the Loan and Security Agreement (“Second Amendment”). The purpose of the Second Amendment was to clarify the definition and calculation of Excess Cash Flow, and to confirm the extension of the due date for the payment of the Excess Cash Flow payment. For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the close of the fiscal year immediately following such fiscal year. The amount of the Excess Cash Flow payment for the year ended December 31, 2020 was calculated to be $558,750. Per the terms of the Second Amendment, the Excess Cash Flow was payable in three instalments of $186,250 on each of June 15, 2021, June 30, 2021, and September 15, 2021. As of September 30, 2021, the Company paid this in full. Additionally, the Company paid an amendment fee of $10,000. The amount of the Excess Cash Flow for the year ended December 31, 2021 was calculated to be $787,000. This is scheduled to be paid on or about April 15, 2022 per the terms of the Webster Facility.

On December 7, 2021, the Company entered in the Third Amendment to the Loan and Security Agreement (“Third Amendment”). The purpose of the amendment was to extend the maturity date of both the Webster revolving line of credit and the Webster term loan by three years, from December 30, 2022 to December 30, 2025. Additionally, the Webster revolving line of credit was increased to $20,000,000 from $16,000,000 and the inventory sublimit for the Webster revolving line of credit was increased to $14,000,000 from $11,000,000. Under the terms of the Third Amendment, the Company is now allowed, subject to certain limitations, to begin amortizing a portion of its subordinated debt. The Company paid an amendment fee of $75,000 pursuant to this amendment which is included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying Consolidated Balance Sheets and is amortized over the term of the loan.

The terms of the Webster Facility require that, among other things, the Company maintain a specified Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter beginning with the Fiscal Quarter ending March 31, 2020. In addition, the Company is limited in the amount of Capital Expenditures it can make. As of December 31, 2021, and 2020, the Company was in compliance with all loan covenants. The Webster Facility also restricts the amount of dividends the Company may pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the Webster Facility.

The aggregate payments for the term note at December 31, 2021 are as follows:

For the year ending	Amount
December 31, 2022	$1,599,000
December 31, 2023	812,000
December 31, 2024	812,000
December 31, 2025	969,000
Webster Term Loan payable	4,192,000
Less: debt issuance costs	(54,000)
Total Webster Term Loan payable, net of debt issuance costs	4,138,000
Less: Current portion of Webster Term Loan payable	(1,599,000)
Total long-term portion of Webster Term Loan payable	$2,539,000

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan bear interest at a rate equal to the sum of a Base Rate plus an Applicable Margin. The Base rate is the greater of (a) 3.5% and (b) the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal as the base or prime rate for corporate loans. The Webster credit agreement provides for several alternative rates if in the future the Wall Street Journal no longer publishes a base or prime rate. The Applicable Margin is minus 0.65%. In both 2021 and 2020 the average interest paid was 3.5%.

As of December 31, 2021, the Company’s debt to Webster in the amount of $16,648,000 consisted of the Webster revolving line of credit note in the amount of $12,456,000 and the Webster term loan in the amount of $4,192,000. Interest expense for the year ending December 31, 2021 amounted to $704,000 for this credit facility.

As of December 31, 2020, the Company’s debt to Webster in the amount of $21,207,000 consisted of the Webster revolving line of credit note in the amount of $15,649,000 and the Webster term loan in the amount of $5,558,000. Interest expense for the year ending December 31, 2020 amounted to $586,000 for the Webster facility.

Finance Lease Obligations

The Company entered into a Finance lease in December of 2021 for the purchase of new manufacturing equipment. The obligation for the Finance lease as of December 31, 2021 is $262,000. The lease has an imputed interest rate of 4.2% per annum and is payable monthly with the final payment due on December 17, 2026.

As of December 31, 2021, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2022	$58,000
December 31, 2023	58,000
December 31, 2024	58,000
December 31, 2025	58,000
December 31, 2026	59,000
Total future minimum finance lease payments	291,000
Less: imputed interest	(29,000)
Less: Current portion	(48,000)
Long-term portion	$214,000

Loans Payable – Financed Assets

The Company financed the purchase a delivery vehicle in July 2020. The loan obligation totaled $39,000 and $48,000 as of December 31, 2021 and 2020, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2022	$9,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
Thereafter	3,000
Loans Payable - financed assets	39,000
Less: Current portion	(9,000)
Long-term portion	$30,000

Related Party Notes Payable

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable with Michael and Robert Taglich. These notes resulted in proceeds to the Company totaling $6,550,000. In connection with these notes, Michael and Robert were issued a total of 355,082 shares of common stock and Taglich Brothers Inc. was issued promissory notes totaling $554,000 for placement agency fees. At December 31, 2020, related party notes payable totaled $6,012,000 and accrued interest totaled $400,000.

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the Webster Facility, these notes remain subordinate to the Webster Facility and are due on July 1, 2026. Approximately $2,732,000 of the related party subordinated notes can be converted at the option of the holder into Common Stock of the Company at $1.50 per share, while the remaining $2,080,000 of the related party subordinated notes can be converted at the option of the holder into common stock of the Company at $0.93 per share. There are no principal payments due on these notes. Under the terms of the Third Amendment to the Webster Facility, the Company is now allowed, subject to certain limitations, to begin amortizing a portion of this subordinated debt. The note holders and the principal balance of the notes as amended on January 1, 2021 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,250,000	350,000	-	1,600,000
Total	$3,916,000	$2,255,000	$241,000	$6,412,000

The interest rate on the Convertible Subordinated Notes in the principal amount of $2,732,000 bear interest at a rate of 6%, and in the principal amount of $2,080,000 bear interest at a rate of 7%. The Subordinated Notes in the amount of $1,600,000 bear interest at the rate of 12%.

For the years ended December 31, 2021 and 2020, no principal payments have been made on these notes and the principal balances remain unchanged from the table above. Interest expense for the years ended December 31, 2021 and 2020 on all related party notes payable was $460,000 and $781,000, respectively.

SBA Loans

In May 2020, AIM, NTW and Sterling entered into SBA Loans with Webster as the lender in an aggregate principal amount of $2,414,000, which was forgiven by the SBA in December of 2020. Each SBA Loan was evidenced by a Note. Subject to the terms of the Note, the SBA Loans bore interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, had an initial term of two years, and was unsecured and guaranteed by the SBA. At least 60% of the proceeds of each Loan must be used for payroll and payroll-related costs, in accordance with the applicable provisions of the federal statute authorizing the loan program administered by the SBA and the rules promulgated thereunder (the “Loan Program”). In December 2020, the Company was notified that the loans and all interest accrued thereon had been forgiven.

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

	December 31,	December 31,
	2021	2020
Weighted Average Remaining Lease Term - in years	4.53	5.53
Weighted Average discount rate - %	8.89%	8.89%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
December 31, 2022	$1,007,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	4,837,000
Less: discount	(910,000)
Total operating lease maturities	3,927,000
Less: current portion of operating lease liabilities	(686,000)
Total long term portion of operating lease maturities	$3,241,000

On April 29, 2021 the Company entered into an agreement to surrender possession of the premises of the former corporate office, located in Hauppauge, NY. The Company made a one-time payment of 40% of the remaining balance due to the landlord as of May 1, 2021, approximately $37,000. The Company had previously recognized a lease impairment of $275,000 to its Operating Lease Right-of-Use-Asset for the year-ended December 31, 2019.

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

Rent expense for the years ended December 31, 2021 and 2020 was $1,069,000 and $1,173,000, respectively.

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

The Company recognized $326,000 and $402,000 of non-cash income for the years ended December 31, 2021 and 2020, respectively, reflected in “other income, net” on the consolidated statements of income and recorded $98,000 and $122,000 of related non-cash interest expense related to the Purchase Agreement for the years ended December 31, 2021 and 2020, respectively.

The table below shows the activity within the liability account for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$322,000	$602,000
Non-Cash other income recognized	(360,000)	(402,000)
Non-Cash interest expense recognized	97,000	122,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	59,000	322,000
Less: unamortized transaction costs	(3,000)	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$56,000	$319,000

Note 12. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

In January 2020, the Company issued and sold 419,597 shares of its common stock for gross proceeds of $984,000 pursuant to a Form S-3 filed on October 10, 2019 as updated on January 15, 2020. Costs of the sale amounted to $145,000.

During the year ended December 31, 2020, the Company issued 1,830,631 shares of common stock to convert third party subordinated debt totaling $2,589,000 to equity.

During the year ended December 31, 2020, the Company issued 178,405 shares of common stock in payment of director’s fees totaling $211,000.

During the year ended December 31, 2021, the Company issued 169,811 shares of common stock in payment of directors’ fees totaling $210,000.

During the year ended December 31, 2021, the Company issued 51,224 shares of common stock for the cashless exercise of stock options.

During the first quarter of 2022, the Company issued 55,214 shares of common stock in payment of directors’ fees totaling $50,000.

Note 13. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the “Union”). The Agreement was renewed as of December 31, 2021 and expires on December 31, 2024 and covers all of AIM’s production personnel, of which there are approximately 131 people. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees. Medical benefits for union employees are provided through a policy with Insperity Services, Inc. (“Insperity”), the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $147,000 and $134,000 for the years ended December 31, 2021 and 2020, respectively.

The Company accounts for its Union retirement plan under ASU No. 2011-09, “Compensation - Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about an employer’s participation in a multiemployer pension plan. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan and no further disclosures are required.

Others

All of the Company’s employees are covered under a co-employment agreement with Insperity, a professional employer organization that provides out-sourced human resource services.

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

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by its subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which the Company will oppose. The Company disputes the validity of the claims asserted by Contract Pharmacal, continues to believe it has a meritorious defense to those claims and intends to dispute the validity of the claim asserted by Contract Pharmacal.

On December 20, 2018, the Company completed the sale of all of the outstanding shares of its subsidiary, WMI, to CPI. There ensued a dispute with CPI regarding amounts it claimed were due based upon the value it ascribed to the inventory as of the closing date. On December 23, 2020 the Company and CPI reached an agreement to settle the working capital dispute. Pursuant to the settlement, the escrow agent released to CPI the balance of $1,380,684 remaining in the escrow account which had been established at the closing and the Company and CPI exchanged mutual releases customary in the circumstances.

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

Note 15. INCOME TAXES

The provision for (benefit from) income taxes as of December 31, is set forth below:

	2021	2020
Current
Federal tax refund	$-	$(1,416,000)
State	-	4,000

Total (Benefit from) Expense for Income Taxes	-	(1,412,000)

Net (Benefit from) Provision for Income Taxes	$-	$(1,412,000)

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate as of December 31,

	2021	2020
U.S. statutory income tax rate	21.00%	21.00%
State taxes	5.10%	-0.90%
Permanent difference, over accruals, and non-deductible items	-40.40%	159.65%
Rate change and provision to return true-up	0.00%	197.34%
Expired stock options	0.00%	0.00%
Deferred tax valuation allowance	14.30%	-393.63%
Cares Act Refund	0.00%	458.76%
Total	0.00%	442.22%

The components of net deferred tax assets at December 31, 2021 and 2020 are set forth below:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Current:
Net operation loss	$6,737,000	$6,594,000
Allowance for doubtful accounts	155,000	252,000
Inventory - IRC 263A adjustment	394,000	341,000
Stock based compensation - options and restricted stock	393,000	277,000
Capitalized engineering costs	449,000	336,000
Amortization - NTW Transaction	442,000	495,000
Inventory reserve	824,000	1,250,000
Deferred gain on sale of real estate	47,000	132,000
Accrued Expenses	204,000	158,000
Disallowed interest	1,286,000	1,813,000
Right of Use Asset	235,000	296,000
Other	88,000	-
Total non-current deferred tax asset before valuation allowance	11,254,000	11,944,000
Valuation allowance	(9,628,000)	(9,394,000)
Total non-current deferred tax asset after valuation allowance	1,626,000	2,550,000

Deferred tax liabilities
Property and equipment	(1,626,000)	(2,150,000)
Other	-	(400,000)
Total deferred tax liabilities	(1,626,000)	(2,550,000)

Net deferred tax asset	$-	$-

During the years ended December 31, 2021 and 2020, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2021 and 2020, the Company provided a valuation allowance on its net deferred tax assets of $9,628,000 and $9,394,000, respectively.

As of December 31, 2021, the Company had a Federal net operating loss carry forward of approximately $29,100,000, of which $22,800,000 expires in years through 2037 and $6,300,000 that do not expire.

At December 31, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2021, and 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain subject to examination by federal and state tax authorities.

As a result of the passage of the CARES Act, the Company received $1,416,000 from the filing of a net operating loss carryback claim in 2020. The Company is currently evaluating the impact of other provisions of the CARES Act on its accounting for income taxes and does not believe it has a material impact at this time.

Note 16. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

Stock Options

In July 2017, the Board of Directors adopted the Company’s 2017 Equity Incentive Plan (“2017 Plan”) which authorized the grant of rights with respect to up to 1,200,000 shares. The 2017 Plan was approved by affirmative vote of the Company’s stockholders on October 3, 2017.

During the year ended December 31, 2021, the Company granted options to purchase 847,500 shares of common stock to certain of its employees and directors. The weighted average fair value of the granted options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35% to 0.83%; expected volatility factors of 73.2% to 75.2%; expected dividend yield of 0%; and expected life of 2.5 to 4 years.

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

The Company recorded stock based compensation expense of $443,000 and $308,000 in its Consolidated Statements of Income for the years ended December 31, 2021 and 2020, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2021	2020
Risk-free interest rates	0.35% - 0.83%	0.22% - 1.61%
Expected life (in years)	2.50 - 4.00	2.50 - 4.00
Expected volatility	73.2% - 75.2%	71.5% - 75.4%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$0.60	$0.64

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

A summary of the status of the Company’s stock options as of December 31, 2021 and 2020, and changes during the two years then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2020	1,369,649	$2.01
Granted during the year	560,000	1.20
Exercised during the year	-	-
Terminated/Expired during the year	(70,649)	7.48
Balance, December 31, 2020	1,859,000	$1.56
Granted during the year	847,500	1.30
Exercised during the year	(110,000)	1.04
Terminated/Expired during the year	(128,000)	6.17
Balance, December 31, 2021	2,468,500	$1.25

Exercisable at December 31, 2021	1,873,496	$1.26

The following table summarizes information about outstanding stock options at December 31, 2021:

Range of Exercise Price	Number Outstanding	Wtd. Avg, Life	Wtd. Avg. Exercise Price
$0.88 - $2.38	2,468,500	3.3 years	$1.25

The following table summarizes information about exercisable stock options at December 31, 2021:

Range of Exercise Price	Number Exercisable	Wtd. Avg, Life	Wtd. Avg. Exercise Price
$0.88 - $2.38	1,873,496	3.1 years	$1.26

As of December 31, 2021, there was $166,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 0.7 years.

The aggregate intrinsic value at December 31, 2021 was based on the Company’s closing stock price of $0.91 was approximately $12,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

The weighted average fair value of options granted during the years ended December 31, 2021 and 2020 was $0.60 and $0.64 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $100,000 and $0, respectively. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $339,000 and $237,000, respectively.

Warrants

During both the years ended December 31, 2021 and 2020, the Company did not issue any warrants.

The following tables summarize the Company’s outstanding warrants as of December 31, 2021 and changes during the two years then ended:

			Wtd. Avg.
		Wtd. Avg.	Remaining
		Exercise	Contractual
	Warrants	Price	Life (years)
Balance, January 1, 2020	2,182,902	$2.90	2.43
Granted during the year	-	-	-
Terminated/Expired during the year	-	-	-
Balance, December 31, 2020	2,182,902	$2.90	1.43
Granted during the year	-	-	-
Terminated/Expired during the year	(675,691)	$4.47	-
Balance, December 31, 2021	1,507,211	$2.19	0.75

Exercisable at December 31, 2021	1,507,211	$2.19	0.75

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

Historically the Company has operated its businesses and reported its results as two separate segments with AIM and NTW comprising the Complex Machining segment (“CMS”) and SEC as the Turbine & Engine Component segment (“TEC”). Our CMS segment specializes in flight critical components including flight controls and landing gear. The TEC segment focuses on manufacturing components for jet engines. Along with its operating subsidiaries, the Company reports the results of our corporate division as an independent segment.

In recent years the Company integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of our CMS and TEC segments have become increasingly integrated. The Company also made significant capital expenditures and all of our operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. The Company made these changes to take advantage of the long-term growth opportunities we see in the A&D market. In early fiscal 2022, the Company further changed our management approach and will now make decisions about resources to be allocated and assessing performance based on one integrated business rather than two reporting segments. As such, effective with the first quarter ending March 31, 2022, the Company will present its operations as one reportable operating segment.

The accounting policies of each of the segments are the same as those described in Note 3 – Summary of Significant Accounting Policies. Intersegment transfers are recorded at the transferors’ cost, and there is no intercompany profit or loss on intersegment transfers. We evaluate performance based on revenue, gross profit contribution and assets employed.

Financial information about the Company’s reporting segments for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
COMPLEX MACHINING
Net Sales	$52,921,000	$44,659,000
Gross Profit	9,780,000	6,493,000
Income before benefit from income taxes	7,146,000	4,965,000
Assets	49,691,000	51,368,000

TURBINE ENGINE COMPONENTS
Net Sales	6,018,000	5,438,000
Gross Profit	473,000	19,000
Loss before benefit from income taxes	(229,000)	(31,000)
Assets	3,275,000	3,899,000

CORPORATE
Net Sales	-	-
Gross Profit	-	-
Loss before benefit from income taxes	(5,290,000)	(5,020,000)
Assets	459,000	2,510,000

CONSOLIDATED
Net Sales	58,939,000	50,097,000
Gross Profit	10,253,000	6,512,000
Income (Loss) before benefit from income taxes	1,627,000	(86,000)
Benefit from Income Taxes	-	(1,412,000)
Loss from Discontinued Operations, net of taxes	-	(230,000)
Net Income	1,627,000	1,096,000
Assets	$53,425,000	$57,777,000