Form 10-Q
period 2022-03-31
AIR INDUSTRIES GROUP
filed 2022-05-11
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

or

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

There were a total of 32,247,513 shares of the registrant’s common stock outstanding as of May 9, 2022.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$364,000	$627,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $476,000 and $594,000	7,558,000	10,473,000
Inventory	31,999,000	29,532,000
Prepaid Expenses and Other Current Assets	258,000	226,000
Prepaid Taxes	22,000	22,000
Total Current Assets	40,201,000	40,880,000

Property and Equipment, Net	8,169,000	8,404,000
Operating Lease Right-Of-Use-Asset	2,887,000	3,018,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,026,000	960,000
Goodwill	163,000	163,000

TOTAL ASSETS	$52,446,000	$53,425,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes Payable and Finance Lease Obligations - Current Portion	$13,278,000	$14,112,000
Accounts Payable and Accrued Expenses	7,042,000	6,723,000
Operating Lease Liabilities - Current Portion	708,000	686,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Deferred Revenue	1,415,000	1,470,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary - Current Portion	5,000	59,000
Deferred payroll tax liability - CARES Act - Current Portion	314,000	314,000
Total Current Liabilities	22,800,000	23,402,000

Long Term Liabilities
Notes Payable and Finance Lease Obligations - Net of Current Portion	2,565,000	2,838,000
Notes Payable - Related Party	6,412,000	6,412,000
Operating Lease Liabilities - Net of Current Portion	3,055,000	3,241,000
Deferred Gain on Sale - Net of Current Portion	133,000	143,000
TOTAL LIABILITIES	34,965,000	36,036,000

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2022 and December 31, 2021.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 32,183,221 and 32,128,006 Shares Issued and Outstanding as of March 31, 2022 and December 31, 2021, respectively	32,000	32,000
Additional Paid-In Capital	82,011,000	81,891,000
Accumulated Deficit	(64,562,000)	(64,534,000)
TOTAL STOCKHOLDERS’ EQUITY	17,481,000	17,389,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,446,000	$53,425,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2022	2021

Net Sales	$12,062,000	$13,712,000

Cost of Sales	9,984,000	11,915,000

Gross Profit	2,078,000	1,797,000

Operating Expenses	1,871,000	1,770,000

Income from Operations	207,000	27,000

Interest and Financing Costs	(198,000)	(172,000)

Interest Expense - Related Parties	(125,000)	(125,000)

Other Income, Net	88,000	118,000

Loss before Provision for Income Taxes	(28,000)	(152,000)

Provision for Income Taxes	-	-

Net Loss	$(28,000)	$(152,000)

Loss per share - Basic	$(0.00)	$(0.00)
Loss per share - Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - basic	32,183,221	31,971,922
Weighted Average Shares Outstanding - diluted	32,183,221	31,971,922

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	32,128,006	$32,000	$81,891,000	$(64,534,000)	$17,389,000

Common Stock issued for directors fees	55,215	-	54,000	-	54,000
Stock Compensation Expense	-	-	66,000	-	66,000
Net Loss	-	-	-	(28,000)	(28,000)
Balance, March 31, 2022	32,183,221	$32,000	$82,011,000	$(64,562,000)	$17,481,000

Balance January 1, 2021	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000
Common Stock issued for directors fees	41,960	-	52,000	-	52,000
Stock Options exercised	51,224	-	-	-	-
Stock Compensation Expense	-	-	157,000	-	157,000
Net Loss	-	-	-	(152,000)	(152,000)
Balance, March 31, 2021	32,000,155	$32,000	$81,447,000	$(66,313,000)	$15,166,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(28,000)	$(152,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	665,000	713,000
Non-cash employee compensation expense	66,000	157,000
Non-cash directors compensation	54,000	52,000
Non-cash other income recognized	(89,000)	(104,000)
Non-cash interest expense	-	31,000
Amortization of Right-of-Use Asset	131,000	118,000
Deferred gain on sale of real estate	(10,000)	(10,000)
Bad debt recovery	(118,000)	(78,000)
Amortization of deferred financing costs	15,000	36,000
Changes in Operating Assets and Liabilities
Decrease (Increase) in Operating Assets:
Accounts receivable	3,033,000	(816,000)
Inventory	(2,467,000)	(75,000)
Prepaid expenses and other current assets	(32,000)	(77,000)
Deposits and other assets	(70,000)	95,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	354,000	(36,000)
Operating lease liabilities	(164,000)	(172,000)
Deferred revenue	(55,000)	885,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,285,000	567,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(430,000)	(273,000)
NET CASH USED IN INVESTING ACTIVITIES	(430,000)	(273,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net	(901,000)	(868,000)
Payments of note payable - term note	(203,000)	(196,000)
Payments of finance lease obligations	(9,000)	(2,000)
Payments of loan payable - financed asset	(5,000)	(2,000)
NET CASH USED IN FINANCING ACTIVITIES	(1,118,000)	(1,068,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(263,000)	(774,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	627,000	2,505,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$364,000	$1,731,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, (Continued)

(Unaudited)

	2022	2021

Supplemental cash flow information
Cash paid during the period for interest	$283,000	$307,000

Supplemental disclosure of non-cash investing and financing activities
Capitalization of related party note interest to principal	$-	$400,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three months ending March 31, 2022 and 2021, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2021 was derived.

Effective with the Company’s first quarter ended March 31, 2022, the Company is presenting its operations as one reportable operating segment. See Note 10 for further information.

Historically the Company operated its businesses and reported its results as two separate segments with AIM and NTW comprising the Complex Machining segment (“CMS”) and SEC as the Turbine & Engine Component segment (“TEC”). Our CMS segment specialized in flight critical components including flight controls and landing gear. The TEC segment focused on manufacturing components for jet engines. Along with its operating subsidiaries, the Company reported the results of its corporate division as an independent segment.

In recent years the Company integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of its CMS and TEC segments have become increasingly integrated. The Company also made significant capital expenditures and all of its operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. The Company made these changes to take advantage of the long-term growth opportunities we see in the aerospace and defense market. In early fiscal 2022, the Company further changed its management approach and is now making decisions about resources to be allocated and assesses performance based on one integrated business rather than two reporting segments. As such, effective with the first quarter ended March 31, 2022, the Company is presenting its operations as one reportable operating segment.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

For annual periods, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. The Company does not take physical inventories at interim quarterly reporting periods. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year as applied to the net sales of the current period. Adjustments to reconcile the annual physical inventory to the Company’s books are recorded in the fourth quarter.

Credit and Concentration Risks

There were three customers that represented 70.8% and 77.9% of total net sales for the three months ended March 31, 2022 and 2021, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
1	27.1%	33.8%
2	25.2%	26.6%
3	18.5%	17.5%

There were three customers that represented 75.9% and 74.7% of gross accounts receivable at March 31, 2022 and December 31, 2021, respectively. This is set forth in the table below.

	Percentage of Receivables
	March 31,	December 31,
Customer	2022	2021
	(Unaudited)
1	46.1%	50.3%
2	15.4%	12.7%
3	14.4%	11.7%

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Stock Options	2,084,000	191,000
Warrants	1,261,000	1,423,000
	3,345,000	1,614,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Stock Options	1,000	1,991,000
Warrants	-	760,000
Convertible notes payable	4,058,000	4,058,000
	4,059,000	6,809,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $66,000 and $157,000 for the three months ended March 31, 2022 and 2021, respectively. Stock compensation expense for directors amounted to $54,000 and $52,000 for the three months ended March 31, 2022 and 2021, respectively. Stock compensation expenses for employees and directors were included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both March 31, 2022 and December 31, 2021 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill at March 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

Effective January 1, 2022, the Company adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. The adoption of ASU 2020-06 did not have a material effect on the Company’s financial statements.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021

Land	$300,000	$300,000
Buildings and Improvements	1,817,000	1,723,000
Machinery and Equipment	22,124,000	22,013,000
Finance Lease Machinery and Equipment	375,000	375,000
Tools and Instruments	13,091,000	12,866,000
Automotive Equipment	200,000	200,000
Furniture and Fixtures	290,000	290,000
Leasehold Improvements	882,000	882,000
Computers and Software	583,000	583,000
Total Property and Equipment	39,662,000	39,232,000
Less: Accumulated Depreciation	(31,493,000)	(30,828,000)
Property and Equipment, net	$8,169,000	$8,404,000

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $665,000 and $713,000, respectively.

Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2022 and 2021. Accumulated depreciation on these assets was approximately $11,000 and $36,000 as of March 31, 2022 and December 31, 2021, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating and finance leases for leased office and manufacturing facilities and equipment leases. The Company leases certain machinery and equipment under finance leases and leases its offices and manufacturing facilities under operating leases. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	March 31,	December 31,
	2022	2021
	(unaudited)
Weighted Average Remaining Lease Term - in years	4.38	4.53
Weighted Average discount rate - %	8.93%	8.89%

The aggregate undiscounted cash flows of operating lease payments as of March 31, 2022, with remaining terms greater than one year are as follows:

Amount
December 31, 2022 (remainder of year)	$758,000
December 31, 2023	1,038,000
December 31, 2024	1,066,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	4,584,000
Less: discount	(821,000)
Total operating lease maturities	3,763,000
Less: current portion of operating lease liabilities	(708,000)
Total long term portion of operating lease maturities	$3,055,000

Note 5. NOTES PAYABLE, RELATED PARTY NOTES PAYABLE AND FINANCE LEASE OBLIGATIONS

Notes payable, related party notes payable and finance lease obligations consist of the following:

	March 31,	December 31,
	2022	2021
	(unaudited)
Revolving credit note payable to Webster Bank (F/K/A Sterling National Bank) (“Webster”)	$11,555,000	$12,456,000
Term loan, Webster	3,999,000	4,192,000
Finance lease obligations	251,000	263,000
Loans Payable - financed assets	38,000	39,000
Related party notes payable	6,412,000	6,412,000
Subtotal	22,255,000	23,362,000
Less: Current portion of notes payable, related party notes payable and finance lease obligations	(13,278,000)	(14,112,000)
Notes payable, related party notes payable and finance lease obligations, net of current portion	$8,977,000	$9,250,000

Webster Bank (F/K/A Sterling National Bank) (“Webster”)

The Company has a loan facility (“Webster Facility”) with Webster Bank that expires on December 30, 2025. The Webster Facility, which was first entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”) and a $5,685,000 term loan (“Term Loan”).

As of March 31, 2022, there is currently $11,555,000 outstanding under the Revolving Line of Credit and $3,999,000 under the Term Loan. The below table shows the timing of payments due under the Term Loan:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$1,463,000
December 31, 2023	812,000
December 31, 2024	812,000
December 31, 2025	912,000
Webster Term Loan payable	3,999,000
Less: debt issuance costs	(24,000)
Total Webster Term Loan payable, net of debt issuance costs	3,975,000
Less: Current portion of Webster Term Loan payable	(812,000)
Total long-term portion of Webster Term Loan payable	$3,163,000

As of December 31, 2021, our debt to Webster in the amount of $16,648,000 consisted of the Webster revolving line of credit note in the amount of $12,456,000 and the Webster term loan in the amount of $4,192,000.

Interest expense related to the Webster Facility amounted to approximately $155,000 and $181,000 for the three months ended March 31, 2022 and 2021, respectively.

The below summarizes historical amendments to the facility and various terms:

In 2020, the Company entered into the First Amendment to the Loan and Security Agreement which increased the Term Loan to $5,685,000 and required the Company to make monthly principal installments in the amount of $67,679 beginning on December 1, 2020. Other minor modifications were made and the Company paid an amendment fee of $20,000.

In June 2021, the Company entered into the Second Amendment to the Loan and Security Agreement, which clarified the definition and calculation of Excess Cash Flow, and to confirm the due date of required payment of the Excess Cash Flow payment. For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the close of the fiscal year immediately following such fiscal year. The Company made Excess Cash Flow payments of $558,750 in 2021 (for the fiscal year ended December 31, 2020) and paid $854,000 in April 2022 (for fiscal year ended December 31, 2021). In connection with these changes, the Company paid an amendment fee of $10,000.

On December 7, 2021, the Company entered into the Third Amendment to the Loan and Security Agreement (“Third Amendment”). The purpose of the amendment was to provide a maturity date for the Webster Facility of December 30, 2025 as compared to the original maturity date of December 30, 2022. Such amendment also increased the Revolving Line of Credit to its current limit of $20,000,000 (up from the original $16,000,000) and also provided for a similar increase in the inventory sublimit to $14,000,000 (up from the original $11,000,000). The Third Amendment, also allows the Company, subject to certain limitations, to begin amortizing a portion of its subordinated debt. In connection with these changes, the Company paid an amendment fee of $75,000.

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged during both of the three months ended March 31, 2022 and 2021 was 3.5%.

All amendment fees paid in connection with the Webster Facility are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying Condensed Consolidated Balance Sheets and are amortized over the term of the loan.

In connection with the Webster Facility, the Company is required to maintain a defined Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter. The Webster Facility limits the amount of Capital Expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the Webster Facility.

As of March 31, 2022, the Company was in compliance with all loan covenants.

Finance Lease Obligations

The Company entered into a Finance lease in December of 2021 for the purchase of new manufacturing equipment. The obligation for the Finance lease as of December 31, 2021 is $262,000. The lease has an imputed interest rate of 4.2% per annum and is payable monthly with the final payment due on December 17, 2026.

As of March 31, 2022, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$44,000
December 31, 2023	58,000
December 31, 2024	58,000
December 31, 2025	58,000
December 31, 2026	59,000
Total future minimum finance lease payments	277,000
Less: imputed interest	(26,000)
Less: Current portion	(49,000)
Long-term portion	$202,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $37,000 and $39,000 as of March 31, 2022 and December 31, 2021, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments, are as follows:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$7,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31. 2026	4,000
Loans Payable - financed assets	38,000
Less: Current portion	(9,000)
Long-term portion	$29,000

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

For the three months ended March 31, 2022 and 2021, no principal payments have been made on these notes and the principal balances remain unchanged from the table above. Interest expense for the three months ended March 31, 2022 and 2021 on all related party notes payable was $125,000 and $125,000, respectively.

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

The Company recognized $89,000 and $104,000 of non-cash income reflected in “other income, net” on the condensed consolidated statement of operations and recorded $38,000 and $31,000 of related non-cash interest expense related to the Purchase Agreement, for the three months ended March 31, 2022 and 2021, respectively.

The table below shows the activity within the liability account for the three months ended March 31, 2022, and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$59,000	$322,000
Non-Cash other income recognized	(89,000)	(360,000)
Non-Cash interest expense recognized	38,000	97,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	8,000	59,000
Less: unamortized transaction costs	(3,000)	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$5,000	$56,000

Note 7. STOCKHOLDERS’ EQUITY

Common Stock – Sale of Securities

The Company issued 55,215 and 41,960 shares of common stock in payment of director fees totaling $54,000 and $52,000 for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company issued 51,224 shares of common stock upon the cashless exercise of stock options during the three months ended March 31, 2021.

During the second quarter of 2022, the Company issued 64,292 shares of common stock in payment of directors’ fees totaling $54,000.

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2022 and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2021 (the “2021 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

We are focused on maintaining profitability and positive cash flows from operating activities. We remain resolute on meeting customers’ needs. To take advantage of the long-term growth opportunities we see in our markets, we have made significant capital investments in new equipment in recent years. We believe these investments will increase the velocity and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. Some of our investments expand our capabilities allowing us to internally process product that was previously outsourced to third party processors. We are pleased with the positive responses from our customers about these initiatives.

Our ability to operate profitably and generate positive cash flows from operating activities is determined by our ability to win new or renewal contracts and fulfilling these contracts on a timely and cost effective basis. Winning a contract generally requires that we submit a bid containing fixed prices for the product or products covered by the contract for an agreed upon period of time, sometimes for five-years or longer, with negotiated increases to reflect a portion of the impact of inflation. Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. The invasion of Ukraine by the Russian Federation and retaliatory measures imposed by the United States, United Kingdom, the European Union and other countries, and the responses of Russia to such measures, have negatively impacted the availability of certain minerals, such as titanium, for which Russia was a source of supply. We are working with our larger customers, some of which have access to sources of metals necessary to manufacture their products not readily available to us or other companies of our size. Nevertheless, there can be no assurance that disruptions in the markets for metals will not adversely impact our ability to timely meet the needs of our customers.

In addition, the market for the skilled labor we require to operate our plants is highly competitive. Changes in the available pool of laborers caused by Covid-19 have not materially adversely impacted our ability to meet our production schedules. Nevertheless, as we seek to grow our business, there can be no assurance that the skilled laborers we need to operate our machinery will be available to us or that the costs incurred to maintain our current labor force and those we seek to bring on will not increase.

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

Our revenues are principally determined by orders from our customers, generally orders – which we call releases – against LTA’s with those customers. These long-term agreements generally have fixed prices for product with negotiated increases to reflect a portion of the impact of inflation, though over the term of a LTA prices often increase and not all of the increase is covered by agreed upon price protection clauses in our agreements. Our direct costs of production include costs for material, labor, and factory overhead; all of these costs may vary based on the efficiency of our factory operations. Our gross profit is highly variable due to the mix of products sold, and by sales volume, which can lead to the over absorption or under absorption of factory overhead costs.

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

In recent years we integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of our CMS and TEC segments have become increasingly integrated. We also made significant capital expenditures and all of our operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. We made these changes to take advantage of the long-term growth opportunities we see in the aerospace and defense market. In early fiscal 2022, we further changed our management approach and are now making decisions about resources to be allocated and assessing performance based on one integrated business rather than two reporting segments. As such, effective with our first quarter ended March 31, 2022, we are presenting our operations as one reportable operating segment.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended
	March 31,	March,31
	2022	2021
	(unaudited)	(unaudited)
Net sales	$12,062,000	$13,712,000
Cost of sales	9,984,000	11,915,000
Gross profit	2,078,000	1,797,000
Operating expenses and interest and financing costs	2,194,000	2,067,000
Other income, net	88,000	118,000
Net loss	$(28,000)	$(152,000)

Balance Sheet Data:

	March 31,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$364,000	$627,000
Working capital	$17,401,000	$17,478,000
Total assets	$52,446,000	$53,425,000
Total stockholders’ equity	$17,481,000	$17,389,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2022 were $12,062,000, a decrease of $1,650,000, or 12.0%, compared with $13,712,000 for the three months ended March 31, 2021. The decrease in sales resulted principally from the decline of approximately $1,460,000 in sales from two products whose contracts expired or were cancelled by the customer in 2021.

As indicated in the table below, three customers represented 70.8% and 77.9% of total net sales for the three months ended March 31, 2022 and March 31, 2021, respectively.

	Percentage of Sales
Customer	2022	2021
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	27.1%	26.6%
Sikorsky Aircraft	25.2%	33.8%
United States Department of Defense	18.5%	17.5%

Gross Profit:

Consolidated gross profit for the three months ended March 31, 2022 was $2,078,000, an increase of $281,000, or 15.6%, as compared to gross profit of $1,797,000 for the three months ended March 31, 2021. Consolidated gross profit as a percentage of sales was 17.2% and 13.1% for the three months ended March 31, 2022 and 2021, respectively. Consolidated gross profit for the March 2022 quarter was positively impacted by lower sales from the two products referred to above. Margin on these two products was substantially less than the margin on our other products.

Operating Expense

Consolidated operating expenses for the three months ended March 31, 2022 totaled $1,871,000 and increased by $101,000 or 5.7% compared to $1,770,000 for the three months ended March 31, 2021. The increase was caused by increases in employment costs, including employee health benefits increases which were not passed on to employees, increases in investor relations and increased travel costs resulting from the resumption of travel to customers as Covid restrictions eased. These increased costs were partially offset by reductions in stock compensation expense, information technology, and bad debt expense.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2022 were $323,000 an increase of $26,000 or 8.8% compared to $297,000 for the three months ended March 31, 2021.

Net Loss

Net loss for the three months ended March 31, 2022 was $28,000, an improvement of $124,000, compared to net loss of $152,000 for the three months ended March 31, 2021 due to the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of March 31, 2022, we have debt service requirements related to:

1)	Our Webster Facility of $15,554,000 consisting of a Revolving Line of Credit of $11,555,000 and a term loan in the amount of $3,999,000. During the remainder of our fiscal 2022, we are required to pay $1,463,000 of this amount plus an amount of Excess Cash Flow we generate.

2)	Related party debt consisting of a convertible subordinated note payable of $6,412,000. This debt is not due until July 1, 2026.

3)	Various equipment leases and contractual obligations related to our normal business.

We have historically met our cash requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have enough liquidity to meet our short-term cash requirements. Although the Webster Facility does have certain restrictions on our ability to fund capital expenditures, we are currently in discussions to amend the facility to provide us with the capability to spend up to an additional $2,500,000 for new equipment,

Because we believe our fiscal 2022 sales will be in line with the amount achieved in fiscal 2021, we believe our liquidity in 2022 will continue to improve. As a result of recent increases in the federal funds borrowing rate, interest rates and related expense under our Webster Facility are expected to increase from current levels. Such increases are not expected to material impact our liquidity.

Our future liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation, disruptions in the labor market and other risks detailed in Part1, Item 1A of our 2021 Annual Report on Form 10K. Should our cash requirements change beyond our current expectations due to general economic conditions or a strategic decision, we may choose to raise additional funds through equity and debt financing transactions. We believe that we have sufficient access to credit and/or financing from public and private debt and equity markets.

Changes in our cash flow are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$1,285,000	$567,000
Investing activities	(430,000)	(273,000)
Financing activities	(1,118,000)	(1,068,000)
Net decrease in cash and cash equivalents	$(263,000)	$(774,000)

Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to operating assets and liabilities.

For the three months ended March 31, 2022, the net loss as adjusted for non-cash items provided cash of $686,000. This was a result of our net loss of $28,000, offset by $714,000 of non-cash items consisting primarily of depreciation of property and equipment of $665,000, non-cash employee stock compensation expense of $66,000, amortization of right-of-use assets of $131,000 and non-cash directors’ compensation expense of $54,000. The remaining non-cash items totaled $(202,000).

Changes in operating assets and liabilities provided cash in the net amount of $599,000 consisting primarily of a decrease in accounts receivable in the amount of $3,033,000 and an increase in accounts payable and accrued expenses of $354,000, partially offset by increases in inventory, prepaid expenses and other current assets and deposits and other assets in the amounts of $2,467,000, $32,000 and $70,000, respectively, and decreases in operating lease liabilities and deferred revenue in the amounts of $164,000 and $55,000, respectively.

Cash Used in Investing Activities

For the three months ended March 31, 2022, cash used in investing activities was $430,000 used for the purchase of property and equipment.

Cash Used in Financing Activities

For the three months ended March 31, 2022, cash used in financing activities consisted of net payments on our Webster revolving loan and term note in the amounts of $901,000 and $203,000, respectively and payments of $9,000 and $5,000 on our financing lease obligations and loan payable – financed asset.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2022 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our 2021 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: May 11, 2022

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)