Form 10-Q
period 2022-06-30
AIR INDUSTRIES GROUP
filed 2022-08-22
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

or

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☒
Accelerated Filer ☐	Smaller Reporting Company ☒
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

There were 32,364,670 shares of the registrant’s common stock outstanding as of August 18, 2022.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash	$930,000	$627,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $477,000 and $594,000	9,078,000	10,473,000
Inventory	32,988,000	29,532,000
Prepaid Expenses and Other Current Assets	226,000	226,000
Prepaid Taxes	27,000	22,000
Total Current Assets	43,249,000	40,880,000

Property and Equipment, Net	8,423,000	8,404,000
Operating Lease Right-Of-Use-Asset	2,753,000	3,018,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,020,000	960,000
Goodwill	163,000	163,000

TOTAL ASSETS	$55,608,000	$53,425,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt - Current Portion	$14,066,000	$14,112,000
Accounts Payable and Accrued Expenses	7,781,000	6,723,000
Operating Lease Liabilities - Current Portion	731,000	686,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	1,417,000	1,470,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary	-	59,000
Deferred payroll tax liability - CARES Act	314,000	314,000
Total Current Liabilities	24,347,000	23,402,000

Long Term Liabilities
Debt - Net of Current Portion	4,191,000	2,838,000
Subordinated Notes Payable - Related Party	6,412,000	6,412,000
Operating Lease Liabilities - Net of Current Portion	2,865,000	3,241,000
Deferred Gain on Sale - Net of Current Portion	124,000	143,000
TOTAL LIABILITIES	37,939,000	36,036,000

Commitments and Contingencies (Notes 4 and 8)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both June 30, 2022 and December 31, 2021.	-	-
Common Stock - Par Value $.001 - Authorized 60,000,000 Shares, 32,247,513 and 32,128,006 Shares Issued and Outstanding as of June 30, 2022 and December 31, 2021, respectively	32,000	32,000
Additional Paid-In Capital	82,206,000	81,891,000
Accumulated Deficit	(64,569,000)	(64,534,000)
TOTAL STOCKHOLDERS’ EQUITY	17,669,000	17,389,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,608,000	$53,425,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Sales	$14,008,000	$15,453,000	$26,070,000	$29,165,000

Cost of Sales	11,586,000	12,850,000	21,570,000	24,765,000

Gross Profit	2,422,000	2,603,000	4,500,000	4,400,000

Operating Expenses	2,172,000	2,163,000	4,043,000	3,933,000

Income from Operations	250,000	440,000	457,000	467,000

Interest and Financing Costs	(163,000)	(208,000)	(361,000)	(380,000)

Interest Expense - Related Parties	(126,000)	(125,000)	(251,000)	(250,000)

Other Income, Net	32,000	132,000	120,000	250,000

(Loss) Income before Provision for Income Taxes	(7,000)	239,000	(35,000)	87,000

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	$(7,000)	$239,000	$(35,000)	$87,000

(Loss) Income per share - Basic	$(0.00)	$0.01	$(0.00)	$0.00
(Loss) Income per share - Diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted Average Shares Outstanding - basic	32,213,769	32,021,522	32,212,853	31,996,589
Weighted Average Shares Outstanding - diluted	32,213,769	37,991,914	32,212,853	38,805,251

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	32,128,006	$32,000	$81,891,000	$(64,534,000)	$17,389,000

Common Stock issued for directors fees	55,215	-	54,000	-	54,000
Stock Compensation expense	-	-	66,000	-	66,000
Net Loss	-	-	-	(28,000)	(28,000)
Balance, March 31, 2022	32,183,221	$32,000	$82,011,000	$(64,562,000)	$17,481,000

Common Stock issued for directors fees	64,292	-	54,000	-	54,000
Stock Compensation expense	-	-	141,000	-	141,000
Net Loss	-	-	-	(7,000)	(7,000)
Balance, June 30, 2022	32,247,513	$32,000	$82,206,000	$(64,569,000)	$17,669,000

Balance January 1, 2021	31,906,971	$32,000	$81,238,000	$(66,161,000)	$15,109,000
Common Stock issued for directors fees	41,960	-	52,000	-	52,000
Stock Options exercised	51,224	-	-	-	-
Stock Compensation expense	-	-	157,000	-	157,000
Net Loss	-	-	-	(152,000)	(152,000)
Balance, March 31, 2021	32,000,155	$32,000	$81,447,000	$(66,313,000)	$15,166,000

Common Stock issued for directors fees	37,392	-	52,000	-	52,000
Stock Compensation expense	-	-	57,000	-	57,000
Net Income	-	-	-	239,000	239,000
Balance, June 30, 2021	32,037,547	$32,000	$81,556,000	$(66,074,000)	$15,514,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30,
(Unaudited)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(35,000)	$87,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,308,000	1,417,000
Non-cash employee compensation expense	207,000	214,000
Non-cash directors compensation	108,000	104,000
Non-cash other income recognized	(94,000)	(195,000)
Non-cash interest expense	-	58,000
Amortization of Right-of-Use Asset	265,000	240,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Bad debt (recovery) expense	(117,000)	23,000
Amortization of deferred financing costs	31,000	78,000
Changes in Operating Assets and Liabilities
Decrease (Increase) in Operating Assets:
Accounts receivable	1,512,000	(3,435,000)
Inventory	(3,456,000)	1,911,000
Prepaid expenses and other current assets	-	(49,000)
Prepaid taxes	(5,000)	-
Deposits and other assets	(99,000)	(4,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,093,000	(894,000)
Operating lease liabilities	(331,000)	(390,000)
Customer deposits	(53,000)	673,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	315,000	(181,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,327,000)	(631,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,327,000)	(631,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Webster Bank	888,000	(393,000)
Proceeds from term loan - Webster Bank	1,945,000	-
Payments of term loan - Webster Bank	(1,251,000)	(778,000)
Payments of finance lease obligations	(263,000)	(3,000)
Payments of loan payable - financed asset	(4,000)	(4,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,315,000	(1,178,000)

NET INCREASE (DECREASE) IN CASH	303,000	(1,990,000)
CASH AT BEGINNING OF PERIOD	627,000	2,505,000
CASH AT END OF PERIOD	$930,000	$515,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, (Continued)
(Unaudited)

	2022	2021

Supplemental cash flow information
Cash paid during the period for interest	$572,000	$612,000

Supplemental disclosure of non-cash investing and financing activities
Capitalization of related party note interest to principal	$-	$400,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of June 30,2022 and for the three and six months ended June 30, 2022 and 2021, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2021 was derived.

Effective with the Company’s first quarter ended March 31, 2022, the Company is presenting its operations as one reportable operating segment.

Historically the Company operated its businesses and reported its results as two separate segments with AIM and NTW comprising the Complex Machining segment (“CMS”) and Sterling as the Turbine & Engine Component segment (“TEC”). The CMS segment specialized in flight critical components including flight controls and landing gear. The TEC segment focused on manufacturing components for jet engines. Along with its operating subsidiaries, the Company reported the results of its corporate division as an independent segment.

In recent years the Company integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of its CMS and TEC segments have become increasingly integrated. The Company also made significant capital expenditures and all of its operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. The Company made these changes to take advantage of the long-term growth opportunities it sees in the aerospace and defense market. In early fiscal 2022, the Company further changed its management approach and is now making decisions about resources to be allocated and assesses performance based on one integrated business rather than two reporting segments. As such, effective with the first quarter ended March 31, 2022, the Company is presenting its operations as one reportable operating segment.

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

Credit and Concentration Risks

There were three customers that represented 66.2% and 76.2% of total net sales for the three months ended June 30, 2022 and 2021, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
1	29.5%	41.3%
2	26.4%	20.8%
3	10.3%	*
4	**	14.1%

*	Customer was less than 10% of sales for the three months ended June 30, 2021.
**	Customer was less than 10% of sales for the three months ended June 30, 2022.

There were four customers that represented 77.9% and three customers that represented 77.0% of total net sales for the six months ended June 30, 2022 and 2021, respectively. This is set forth in the table below.

	Percentage of Sales
Customer	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
1	28.4%	34.4%
2	25.8%	26.9%
3	13.7%	15.7%
4	10.0%	*

*	Customer was less than 10% of sales for the six months ended June 30, 2021.

There were three customers that represented 67.7% and 74.7% of gross accounts receivable at June 30, 2022 and December 31, 2021, respectively. This is set forth in the table below.

	Percentage of Receivables
Customer	June 30, 2022	December 31, 2021

1	43.4%	50.3%
2	12.5%	12.7%
3	11.8%	11.7%

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six month periods ending June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
Product	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Military	$11,801,000	$13,332,000	$22,134,000	$25,835,000
Commercial	2,207,000	2,121,000	3,936,000	3,330,000
Total	$14,008,000	$15,453,000	$26,070,000	$29,165,000

Concentration of Credit Risk

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

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon the shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At June 30, 2022 and December 31, 2021, customer deposits were $1,417,000 and $1,470,000 respectively. The Company recognized revenue of $0 and $53,000 during the three and six months ended June 30, 2022, respectively, that was included in the customer deposits balance as of December 31, 2021. The Company recognized revenue of $370,000 and $375,000 during the three and six months ended June 30, 2021, respectively, that was included in the customer deposits balance as of December 31, 2020.

Backlog

Backlog represents executed non-cancellable contracts that represent firm orders that are deliverable over the next 18- month period. As of June 30, 2022, backlog relating to remaining performance obligations in contracts was approximately $73,000,000. We expect to recognize revenue amounts in future periods related to these remaining performance obligations as follows: approximately $25,000,000 to $30,000,000 of our backlog during the remainder of 2022, approximately $25,000,000 to $30,000,000 from January 1, 2023 - June 30, 2023, and approximately $13,000,000 to $18,000,000 from July 1, 2023 through December 31, 2023. This expectation is based on the Company’s belief that raw material will be delivered on time from its suppliers, and that its customers will accept delivery as scheduled.

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

For purposes of calculating diluted earnings per common share, the numerator includes net income (loss) plus interest on convertible notes payable assumed converted as of the first day of the period. The denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method and convertible notes payable using the if-converted method.

The following is the calculation of net income (loss) applicable to common stockholders utilized to calculate EPS:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss) Income - Basic	$(7,000)	$239,000	$(35,000)	$87,000
Add: Convertible Note Interest for Potential Note Conversion	-	77,000	-	155,000

(Loss) Income used to calculate diluted earnings per share	$(7,000)	$316,000	$(35,000)	$242,000

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding used to compute basic earnings per share	32,213,769	32,021,522	32,212,853	31,996,859
Effect of dilutive stock options and warrants	-	1,912,500	-	2,750,500
Effect of dilutive convertible notes payable	-	4,057,892	-	4,057,892
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	32,213,769	37,991,914	32,212,853	38,805,251

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock Options	2,364,332	456,000	2,364,332	98,000
Warrants	760,000	1,903,000	760,000	1,423,000
	3,124,332	2,359,000	3,124,332	1,521,000

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

Three and Six Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Convertible notes payable	4,058,000	-
	4,058,000	-

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $141,000 and $57,000 for the three months ended June 30, 2022 and 2021, respectively, and $207,000 and $214,000 for the six months ended June 30, 2022 and 2021, respectively. Stock compensation expense for directors amounted to $54,000 and $52,000 for the three months ended June 30, 2022 and 2021, respectively and $108,000 and $104,000 for the six months ended June 30, 2022 and 2021, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both June 30, 2022 and December 31, 2021 relates to the acquisition of NTW.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

Recently Issued Accounting Pronouncements

Effective January 1, 2022, the Company adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06), which is intended to address issues identified as a result of the complexity associated with applying accounting principles generally accepted in the United States of America for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. The adoption of ASU 2020-06 did not have a material effect on the Company’s financial statements.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021

Land	$300,000	$300,000
Buildings and Improvements	1,902,000	1,723,000
Machinery and Equipment	22,638,000	22,013,000
Finance Lease Machinery and Equipment	375,000	375,000
Tools and Instruments	13,302,000	12,866,000
Automotive Equipment	266,000	200,000
Furniture and Fixtures	290,000	290,000
Leasehold Improvements	882,000	882,000
Computers and Software	604,000	583,000
Total Property and Equipment	40,559,000	39,232,000
Less: Accumulated Depreciation	(32,136,000)	(30,828,000)
Property and Equipment, net	$8,423,000	$8,404,000

Depreciation expense for the three months ended June 30, 2022 and 2021 was $643,000 and $704,000, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1,308,000 and $1,417,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2022 and 2021. Accumulated depreciation on these assets was approximately $10,000 and $36,000 as of June 30, 2022 and December 31, 2021, respectively.

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

	June 30,	December 31,
	2022	2021
	(unaudited)
Weighted Average Remaining Lease Term - in years	4.14	4.53
Weighted Average discount rate - %	8.95%	8.89%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

Amount
December 31, 2022 (remainder of year)	$507,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	4,337,000
Less: discount	(741,000)
Total operating lease maturities	3,596,000
Less: current portion of operating lease liabilities	(731,000)
Total long term portion of operating lease maturities	$2,865,000

Note 5. DEBT

Notes payable, related party notes payable and finance lease obligations consist of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Revolving loan payable to Webster Bank (F/K/A Sterling National Bank) (“Webster”)	$13,344,000	$12,456,000
Term loan, Webster	4,879,000	4,192,000
Finance lease obligations	-	263,000
Loans payable - financed assets	35,000	39,000
Related party subordinated notes payable	6,412,000	6,412,000
Subtotal	24,670,000	23,362,000
Less: Current portion	(14,066,000)	(14,112,000)
Long Term Portion	$10,604,000	$9,250,000

Webster Bank (F/K/A Sterling National Bank) (“Webster”)

The Company has a loan facility (“Webster Facility”) with Webster Bank that expires on December 30, 2025. The Webster Facility, which was first entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), a $5,000,000 term loan (“Term Loan”) and a $2,000,000 Equipment Line of Credit, which as it is drawn upon will be added to the balance of the Term Loan.

As of June 30, 2022, there is currently $13,343,000 outstanding under the Revolving Loan and $4,879,000 under the Term Loan. The below table shows the timing of payments due under the Term Loan:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$357,000
December 31, 2023	714,000
December 31, 2024	714,000
December 31, 2025	3,156,000
Webster Term Loan payable	4,941,000
Less: debt issuance costs	(62,000)
Total Webster Term Loan payable, net of debt issuance costs	4,879,000
Less: Current portion of Webster Term Loan payable	(714,000)
Total long-term portion of Webster Term Loan payable	$4,165,000

As of December 31, 2021, our debt to Webster in the amount of $16,648,000 consisted of the Webster Revolving Loan in the amount of $12,456,000 and the Webster term loan in the amount of $4,192,000.

Interest expense related to the Webster Facility amounted to approximately $147,000 and $180,000 for the three months ended June 30, 2022 and 2021, respectively, and $302,000 and $261,000 for the six months ended June 30, 2022 and 2021.

The below summarizes historical amendments to the Webster Facility and various terms:

In 2020, the Company entered into the First Amendment to the Webster Facility which increased the Term Loan to $5,685,000 and required the Company to make monthly principal installments in the amount of $67,679 beginning on December 1, 2020. Other minor modifications were made and the Company paid an amendment fee of $20,000.

In June 2021, the Company entered into the Second Amendment to the Webster Facility, which clarified the definition and calculation of Excess Cash Flow, and to confirm the due date of required payment of the Excess Cash Flow payment. For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the close of the fiscal year immediately following such fiscal year. The Company made Excess Cash Flow payments of $558,750 in 2021 (for the fiscal year ended December 31, 2020) and paid $854,000 in April 2022 (for fiscal year ended December 31, 2021). In connection with these changes, the Company paid an amendment fee of $10,000.

On December 7, 2021, the Company entered into the Third Amendment to the Webster Facility (“Third Amendment”). The purpose of the amendment was to provide a maturity date for the Webster Facility of December 30, 2025 as compared to the original maturity date of December 30, 2022. Such amendment also increased the Revolving Line of Credit to its current limit of $20,000,000 (up from the original $16,000,000) and also provided for a similar increase in the inventory sublimit to $14,000,000 (up from the original $11,000,000). The Third Amendment, also allows the Company, subject to certain limitations, to begin amortizing $250,000 of its related party subordinated notes payable each quarter as long as certain conditions are met. In connection with these changes, the Company paid an amendment fee of $75,000.

On May 17, 2022, the Company entered into the Fourth Amendment to the Webster Facility (“Fourth Amendment”). The purpose of the amendment was to increase the Term Loan to $5,000,000, generating proceeds of $1,945,000 and establish a capital expenditure line of credit in the amount of $2,000,000 which the Company can draw upon from time to time to finance purchases of machinery and equipment, reduce the monthly principal installments to be made in respect to the term loan and increase the amount of capital expenditures that the Company may make each year. The principle payments are $59,524 per month commencing in June 2022 with a balloon payment due on December 30, 2025. In connection with these changes, the Company paid an amendment fee of $20,000.

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 3.60% and 3.50% the three months ended June 30, 2022 and 2021, respectively and was 3.55% and 3.50% for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, the Company was in compliance with all financial loan covenants.

Finance Lease Obligations

The Company entered into a Finance lease in December of 2021 for the purchase of new manufacturing equipment. The obligation for the Finance lease totaled $0 and $263,000 as of June 30, 2022 and December 31, 2021, respectively. The lease had an imputed interest rate of 4.2% per annum and was payable monthly with the final payment due on December 17, 2026. In connection with the Fourth Amendment, this Finance Lease was paid in full.

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $35,000 and $39,000 as of June 30, 2022 and December 31, 2021, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$4,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31, 2026	4,000
Loans Payable - financed assets	35,000
Less: Current portion	(9,000)
Long-term portion	$26,000

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

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the Webster Facility, these notes remain subordinate to the Webster Facility and are due on July 1, 2026. Approximately $2,732,000 of the related party convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $1.50 per share, while the remaining $2,080,000 of the related party convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $0.93 per share. There are no principal payments due on these notes. Under the terms of the Third Amendment to the Webster Facility, the Company is now allowed, subject to certain limitations, to begin making principal payments of $250,000 per quarter of this subordinated debt. The note holders and the principal balance of the notes as amended on January 1, 2021 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,250,000	350,000	-	1,600,000
Total	$3,916,000	$2,255,000	$241,000	$6,412,000

For the three and six months ended June 30, 2022, no principal payments have been made on these notes and the principal balances remain unchanged from the table above. Interest expense for the three months ended June 30, 2022 and 2021 on all related party notes payable was $126,000 and $125,000, respectively, and $251,000 and $250,000 for the six months ended June 30, 2022 and 2021, respectively. On July 14, 2022, a principal payment in the amount of $250,000 was made against the Subordinated Notes due to Michael Taglich. This payment was made pursuant to the conditions set forth in the Third Amendment to the Webster Facility.

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

The Company recognized $5,000 and $91,000 of non-cash income for the three months ended June 30, 2022 and 2021, respectively, and $94,000 and $195,000 of non-cash income for the six months ended June 30, 2022 and 2021, respectively, reflected in “other income, net” on the condensed consolidated statements of operations and recorded $0 and $27,000 of related non-cash interest expense related to the Purchase Agreement for the three months ended June 30, 2022 and 2021, respectively, and $38,000 and $58,000 for the six months ended June 30, 2022 and 2021, respectively.

The table below shows the activity within the liability account for:

	June 30, 2022	December 31, 2021
	(unaudited)

Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$59,000	$322,000
Non-Cash other income recognized	(94,000)	(360,000)
Non-Cash interest expense recognized	35,000	97,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	-	59,000
Less: unamortized transaction costs	-	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$-	$56,000

The accredited investors have received the entire $1,137,000 due from Meyer and the Company has no remaining liability to the purchasers pursuant to the Purchase Agreement.

Note 7. STOCKHOLDERS’ EQUITY

Common Stock – Sale and Other Issuances

The Company issued 64,292 and 37,392 shares of common stock in payment of director fees totaling $54,000 and $52,000 for the three months ended June 30, 2022 and 2021, respectively, and 119,507 and 79,352 shares totaling $108,000 and $104,000 for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company issued 51,224 shares of common stock upon the cashless exercise of stock options during the six months ended June 30, 2021.

During the third quarter of 2022, the Company issued 77,157 shares of common stock in payment of directors’ fees totaling $54,000.

Issuance of Stock Options

Issued in 2022

On January 31, 2022, the Company granted certain employees, stock options to purchase an aggregate of 30,000 shares of the Company’s common stock at a price of $0.85 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three years.

On April 6, 2022, the Company granted to its directors, stock options to purchase an aggregate of 60,000 shares of the Company’s common stock at a price of $0.84 per share. The options expire on the fifth anniversary of the grant date and vest over a term of one year.

On April 11, 2022, the Company granted to certain members of management and certain employees, stock options to purchase an aggregate of 530,000 shares of the Company’s common stock at a price of $0.84 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three years.

Issued in 2021

On January 11, 2021, the Company granted to its directors, stock options to purchase an aggregate of 70,000 shares of the Company’s common stock at a price of $1.32 per share. The options expire on the seventh anniversary of the grant date and vested over a term of one year.

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

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by its subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which the Company will oppose. The Company disputes the validity of the claims asserted by Contract Pharmacal and intends to dispute the validity of the claim asserted by Contract Pharmacal.

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2022, and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Business Overview

Air Industries Group is a holding company with three legal subsidiaries, Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”) and the Sterling Engineering Company (“SEC”). SEC began manufacturing aircraft components in 1941 – over 80-years ago – for use in World War II. NTW was formed in the early 1960’s and AIM has been in business since 1971. We became a public company in 2005.

We manufacture aerospace components primarily for the defense industry. AIM and NTW, manufacture structural parts and assemblies focusing on flight safety, including aircraft landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. SEC makes components and provides services for aircraft jet engines and ground-power turbines.

Products of AIM and NTW are currently deployed on a wide range of high-profile military and commercial aircraft including the Sikorsky UH-60 Blackhawk, Lockheed Martin F-35 Joint Strike Fighter, Northrop Grumman E2D Hawkeye, the US Navy F-18 and USAF F-16 and F-15 fighter aircraft, and also makes a critical component for the Pratt & Whitney Geared TurboFan (“GTF”) aircraft engine used on commercial airliners. SEC makes products used in jet engines that are used on military and commercial aircraft including the USAF F-15 and F-16, the Airbus A-330 and the Boeing 777, and others, and in addition, a number of ground-power turbine applications.

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

In addition, the market for the skilled labor we require to operate our plants is highly competitive. Changes in the available pool of labor caused by Covid-19 have not materially adversely impacted our ability to meet our production schedules. Nevertheless, as we seek to grow our business, there can be no assurance that the skilled labor we need to operate our machinery will be available to us or that the costs incurred to maintain our current labor force and those we seek to bring on will not increase.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$14,008,000	$15,453,000	$26,070,000	$29,165,000
Cost of sales	11,586,000	12,850,000	21,570,000	24,765,000
Gross profit	2,422,000	2,603,000	4,500,000	4,400,000
Operating expenses and interest and financing costs	2,172,000	2,496,000	4,043,000	4,563,000
Other income, net	(257,000)	132,000	(492,000)	250,000
Net (loss) income	$(7,000)	$239,000	$(35,000)	$87,000

Balance Sheet Data:

	June 30,	December 31,
	2022	2021
	(unaudited)
Cash	$930,000	$627,000
Working capital	$18,902,000	$17,478,000
Total assets	$55,608,000	$53,425,000
Total stockholders’ equity	$17,669,000	$17,389,000

Results of Operations for the three months ended June 30, 2022

Net Sales:

Consolidated net sales for the three months ended June 30, 2022 were $14,008,000, a decrease of $1,445,000, or 9.4%, compared with $15,453,000 for the three months ended June 30, 2021. The decrease in sales resulted principally from the decline of approximately $115,000 in sales from two products whose contracts expired or were cancelled by the customer in 2021.

As indicated in the table below, three customers represented 66.2% and three customers represented 76.2% of total sales for the three months ended June 30, 2022 and June 30, 2021, respectively.

	Percentage of Sales
Customer	2022	2021
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	29.5%	41.3%
Sikorsky Aircraft	26.4%	20.8%
Rohr	10.3%	*
United States Department of Defense	**	14.1%

*	Customer was less than 10% of sales for the three months ended June 30, 2021.
**	Customer was less than 10% of sales for the three months ended June 30, 2022.

Gross Profit:

Consolidated gross profit from operations for the three months ended June 30, 2022 was $2,422,000, a decrease of $181,000, or 7.0%, as compared to gross profit of $2,603,000 for the three months ended June 30, 2021. Consolidated gross profit as a percentage of sales was 17.3% and 16.8% for the three months ended June 30, 2022 and 2021, respectively. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year as applied to the net sales of the current period.

Operating Expenses:

Consolidated operating expenses for the three months ended June 30, 2022 totaled $2,172,000 and increased by $9,000 or 0.4% compared to $2,163,000 for the three months ended June 30, 2021. The increase was caused by increases in employment costs, including employee health benefits increases which were not passed on to employees, increases in investor relations and increased travel costs resulting from the resumption of travel to customers as Covid restrictions eased. These increased costs were partially offset by reductions in information technology and bad debt expense.

Interest and Financing Costs:

Interest and financing costs for the three months ended June 30, 2022 were $289,000 a decrease of $44,000 or 13.2% compared to $333,000 for the three months ended June 30, 2021. The primary reason for this was lower balances on our debt with Webster Bank.

Net (Loss) Income:

Net loss for the three months ended June 30, 2022 was $7,000, a decrease of $246,000, compared to net income of $239,000 for the three months ended June 30, 2021 due to the reasons stated above.

Results of Operations for the six months ended June 30, 2022

Net Sales:

Consolidated net sales for the six months ended June 30, 2022 were $26,070,000, a decrease of $3,095,000, or 10.6%, compared with $29,165,000 for the six months ended June 30, 2021. The decrease in sales resulted principally from the decline of approximately $1,575,000 in sales from two products whose contracts expired or were cancelled by the customer in 2021.

As indicated in the table below, four customers represented 77.9% and three customers represented 77.0% of total sales for the six months ended June 30, 2022 and June 30, 2021, respectively.

	Percentage of Sales
Customer	2022	2021
	(unaudited)	(unaudited)
Goodrich Landing Gear Systems	28.4%	34.4%
Sikorsky Aircraft	25.8%	26.9%
United States Department of Defense	13.7%	15.7%
Rohr	10.0%	*

*	Customer was less than 10% of sales for the six months ended June 30, 2021.

Gross Profit:

Consolidated gross profit from operations for the six months ended June 30, 2022 was $4,500,000, an increase of $100,000, or 2.3%, as compared to gross profit of $4,400,000 for the six months ended June 30, 2020. Consolidated gross profit as a percentage of sales was 17.3% and 15.1% for the six months ended June 30, 2022 and 2021, respectively. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year as applied to the net sales of the current period.

Operating Expenses:

Consolidated operating expenses for the six months ended June 30, 2022 totaled $4,043,000 and increased by $110,000 or 2.8% compared to $3,933,000 for the six months ended June 30, 2021. The increase was caused by increases in employment costs, including employee health benefits increases which were not passed on to employees, increases in investor relations and increased travel costs resulting from the resumption of travel to customers as Covid restrictions eased. These increased costs were partially offset by reductions in information technology and bad debt expense.

Interest and Financing Costs:

Interest and financing costs for the six months ended June 30, 2022 were $612,000 a decrease of $18,000 or 2.9% compared to $630,000 for the six months ended June 30, 2021. The primary reason for this was lower balances on our debt with Webster Bank.

Net (Loss) Income:

Net loss for the six months ended June 30, 2022 was $35,000, a decrease of $122,000 compared to net income of $87,000 for the six months ended June 30, 2021, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of June 30, 2022, we have debt service requirements related to:

1)	Our Webster Facility of $18,222,000 consisting of a Revolving Loan of $13,343,000 and a term loan in the amount of $4,879,000. During the remainder of our fiscal 2022, we are required to pay $357,000 of the principal due under the term loan.

2)	Related party debt consisting of convertible subordinated note payables of $4,812,000 and subordinated note payables of $1,600,000. This debt is not due until July 1, 2026. We are permitted to make principal payments in the amount of $250,000 per quarter pursuant to the Third Amendment to the Loan and Security Agreement with Webster Bank, as long as certain conditions are met. On July 14, 2022, a principal payment in the amount of $250,000 was made as the conditions for such payment were met for the first quarter of 2022.

3)	Various equipment leases and contractual obligations related to our normal business.

We have historically met our cash requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have enough liquidity to meet our short-term cash requirements. On May 17, 2022, we entered into the Fourth Amendment to the Loan and Security Agreement with Webster Bank. The purpose of the amendment was to increase the Term Loan to $5,000,000 and establish a capital expenditure line of credit in the amount of $2,000,000 which we can draw upon from time to time to finance purchases of machinery and equipment, reduce the monthly principal installments to be made in respect to the term loan and increase the amount of capital expenditures that the Company may make each year.

Because we believe our fiscal 2022 sales will be in line with the amount achieved in fiscal 2021, we believe our liquidity in 2022 will continue to improve. As a result of recent increases in the federal funds borrowing rate, interest rates and related expense under our Webster Facility are expected to increase from current levels. Such increases are not expected to materially impact our liquidity.

Our future liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation, disruptions in the labor market and other risks detailed in Part1, Item 1A of our 2021 Annual Report on Form 10-K. Should our cash requirements change beyond our current expectations due to general economic conditions or a strategic decision, we may choose to raise additional funds through equity and debt financing transactions. We believe that we have sufficient access to credit and/or financing from public and private debt and equity markets.

Changes in our cash flow are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities	$315,000	$(181,000)
Investing activities	(1,327,000)	(631,000)
Financing activities	1,315,000	(1,178,000)
Net increase (decrease) in cash	$303,000	$(1,990,000)

Cash Provided by (Used in) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2022, the net loss as adjusted for non-cash items provided cash of $1,653,000. This was a result of our net loss of $35,000, offset by $1,688,000 of non-cash items consisting primarily of depreciation of property and equipment of $1,308,000, non-cash employee stock compensation expense of $207,000, amortization of right-of-use assets of $265,000 and non-cash directors’ compensation expense of $108,000. The remaining non-cash items totaled $(200,000).

Changes in operating assets and liabilities used cash in the net amount of $1,338,000 consisting primarily of increases in inventory, deposits and prepaid taxes in the amounts of $3,456,000, $99,000 and $5,000, respectively, and decreases in operating lease liabilities and customer deposits of $331,000 and $53,000, respectively, partially offset by a decrease in accounts receivable in the amount of $1,513,000, and an increase in accounts payable and accrued expenses in the amount of $1,093,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment.

For the six months ended June 30, 2022, cash used in investing activities was $1,327,000. This was for the purchase of property and equipment.

Cash Used In Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities consisted of net proceeds from the Webster re-financing of $1,945,000 and net advances on our Webster revolving loan in the amount of $888,000, partially offset by repayments of $1,251,000 on our Webster term note, $263,000 on our financed lease obligations and $4,000 on our financed asset note payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2022.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and all applicable U.S. GAAP accounting standards effective as of June 30, 2022 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

10.1	Fourth Amendment to Loan and Security Agreement with Webster Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2022).

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2022

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)