Form 10-Q
period 2022-09-30
AIR INDUSTRIES GROUP
filed 2022-11-14
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022

or

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

There were 3,247,937 shares of the registrant’s common stock outstanding as of November 8, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are predictive in nature and can be identified by the fact that they do not relate strictly to historical or current facts and generally include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Certain matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

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

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash	$192,000	$627,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $493,000 and $594,000	8,658,000	10,473,000
Inventory	33,408,000	29,532,000
Prepaid Expenses and Other Current Assets	250,000	226,000
Prepaid Taxes	25,000	22,000
Total Current Assets	42,533,000	40,880,000

Property and Equipment, Net	8,478,000	8,404,000
Operating Lease Right-Of-Use-Asset	2,615,000	3,018,000
Deferred Financing Costs, Net, Deposits and Other Assets	989,000	960,000
Goodwill	163,000	163,000

TOTAL ASSETS	$54,778,000	$53,425,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt - Current Portion	$14,820,000	$14,112,000
Accounts Payable and Accrued Expenses	6,979,000	6,723,000
Operating Lease Liabilities - Current Portion	754,000	686,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	1,291,000	1,470,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary	-	59,000
Deferred payroll tax liability - CARES Act	314,000	314,000
Total Current Liabilities	24,196,000	23,402,000

Long Term Liabilities
Debt - Net of Current Portion	4,001,000	2,838,000
Subordinated Notes Payable - Related Parties	6,162,000	6,412,000
Operating Lease Liabilities - Net of Current Portion	2,669,000	3,241,000
Deferred Gain on Sale - Net of Current Portion	114,000	143,000
TOTAL LIABILITIES	37,142,000	36,036,000

Commitments and Contingencies (Notes 4 and 8)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2022 and December 31, 2021.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 Shares, 3,232,467 and 3,212,801 Shares Issued and Outstanding as of September 30, 2022 and December 31, 2021, respectively	3,000	3,000
Additional Paid-In Capital	82,344,000	81,920,000
Accumulated Deficit	(64,711,000)	(64,534,000)
TOTAL STOCKHOLDERS’ EQUITY	17,636,000	17,389,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,778,000	$53,425,000

Share and per share data have been adjusted for all periods presented to reflect the one-for-10 reverse stock split effective October 18, 2022.

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales	$13,278,000	$14,354,000	$39,348,000	$43,519,000

Cost of Sales	11,036,000	12,340,000	32,606,000	37,105,000

Gross Profit	2,242,000	2,014,000	6,742,000	6,414,000

Operating Expenses	2,073,000	1,837,000	6,116,000	5,770,000

Income from Operations	169,000	177,000	626,000	644,000

Interest and Financing Costs	(205,000)	(205,000)	(566,000)	(585,000)

Interest Expense - Related Parties	(118,000)	(126,000)	(369,000)	(376,000)

Other Income, Net	12,000	88,000	132,000	338,000

(Loss) Income before Provision for Income Taxes	(142,000)	(66,000)	(177,000)	21,000

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	$(142,000)	$(66,000)	$(177,000)	$21,000

(Loss) Income per share - Basic	$(0.04)	$(0.02)	$(0.05)	$0.01
(Loss) Income per share - Diluted	$(0.04)	$(0.02)	$(0.05)	$0.01

Weighted Average Shares Outstanding - basic	3,232,467	3,207,405	3,224,912	3,202,287
Weighted Average Shares Outstanding - diluted	3,232,467	3,207,405	3,224,912	3,874,377

Share and per share data have been adjusted for all periods presented to reflect the one-for-10 reverse stock split effective October 18, 2022.

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	3,212,801	$3,000	$81,920,000	$(64,534,000)	$17,389,000

Common Stock issued for directors fees	5,522	-	54,000	-	54,000
Stock Compensation Expense	-	-	66,000	-	66,000
Net Loss	-	-	-	(28,000)	(28,000)
Balance, March 31, 2022	3,218,323	$3,000	$82,040,000	$(64,562,000)	$17,481,000

Common Stock issued for directors fees	6,429	-	54,000	-	54,000
Stock Compensation Expense	-	-	141,000	-	141,000
Net Loss	-	-	-	(7,000)	(7,000)
Balance, June 30, 2022	3,224,752	$3,000	$82,235,000	$(64,569,000)	$17,669,000

Common Stock issued for directors fees	7,715	-	54,000	-	54,000
Stock Compensation Expense	-	-	55,000	-	55,000
Net Loss	-	-	-	(142,000)	(142,000)
Balance, September 30, 2022	3,232,467	$3,000	$82,344,000	$(64,711,000)	$17,636,000

Balance January 1, 2021	3,190,698	$3,000	$81,267,000	$(66,161,000)	$15,109,000
Common Stock issued for directors fees	4,196	-	52,000	-	52,000
Stock Options exercised	5,122	-	-	-	-
Stock Compensation Expense	-	-	157,000	-	157,000
Net Loss	-	-	-	(152,000)	(152,000)
Balance, March 31, 2021	3,200,016	$3,000	$81,476,000	$(66,313,000)	$15,166,000

Common Stock issued for directors fees	3,739	-	52,000	-	52,000
Stock Compensation Expense	-	-	57,000	-	57,000
Net Income	-	-	-	239,000	239,000
Balance, June 30, 2021	3,203,755	$3,000	$81,585,000	$(66,074,000)	$15,514,000

Common Stock issued for directors fees	3,998	-	52,000	-	52,000
Stock Compensation Expense	-	-	147,000	-	147,000
Net Loss	-	-	-	(66,000)	(66,000)
Balance, September 30, 2021	3,207,753	$3,000	$81,784,000	$(66,140,000)	$15,647,000

Share data have been adjusted for all periods presented to reflect the one-for-10 reverse stock split effective October 18, 2022.

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,
(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(177,000)	$21,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,906,000	2,105,000
Non-cash employee compensation expense	262,000	361,000
Non-cash directors compensation	162,000	156,000
Non-cash other income recognized	(59,000)	(274,000)
Non-cash interest expense	-	82,000
Amortization of operating Right-of-Use assets	403,000	364,000
Deferred gain on sale of real estate	(29,000)	(29,000)
Bad debt recovery	(102,000)	(54,000)
Amortization of deferred financing costs	48,000	118,000
Changes in Operating Assets and Liabilities
Decrease (Increase) in Operating Assets:
Accounts receivable	1,917,000	(1,692,000)
Inventory	(3,876,000)	2,761,000
Prepaid expenses and other current assets	(24,000)	(159,000)
Prepaid taxes	(3,000)	-
Deposits and other assets	(74,000)	(15,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	256,000	(1,261,000)
Operating lease liabilities	(504,000)	(541,000)
Customer deposits	(179,000)	571,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(73,000)	2,514,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,980,000)	(983,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,980,000)	(983,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Webster Bank	1,641,000	(2,187,000)
Proceeds from term loan - Webster Bank	1,945,000	-
Payments of term loan - Webster Bank	(1,430,000)	(1,147,000)
Payments of deferred Financing Costs	(20,000)	-
Payment of subordinated note payable - related party	(250,000)	-
Payments of finance lease obligations	(263,000)	(3,000)
Payments of loan payable - financed asset	(5,000)	(7,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,618,000	(3,344,000)

NET DECREASE IN CASH	(435,000)	(1,813,000)
CASH AT BEGINNING OF PERIOD	627,000	2,505,000
CASH AT END OF PERIOD	$192,000	$692,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2022	2021
Supplemental cash flow information
Cash paid during the period for interest	$895,000	$918,000

Supplemental disclosure of non-cash investing and financing activities
Capitalization of related party note interest to principal	$-	$400,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2021 was derived.

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

Reverse Stock Split

On October 4, 2022, the Company announced a reverse stock split of its authorized, issued and outstanding shares of common stock at a ratio of 1-for-10. The reverse stock split was effective on October 18, 2022, and its common stock began trading on a post-split-adjusted basis at that time. All share and per share amounts of its common stock presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split. As result of the reverse stock split there were no fractional shares issued and all holders were rounded up to the next whole share. See Note 7 for more information.

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

Inventories consist of the following at:

	September 30,	December 31,
	2022	2021
Raw Materials	$4,163,000	$3,410,000
Work In Progress	22,329,000	20,926,000
Finished Goods	9,677,000	8,350,000
Reserve	(2,761,000)	(3,154,000)
Total Inventory	$33,408,000	$29,532,000

Credit and Concentration Risks

There were two customers that represented 63.9% and 67.7% of total net sales for the three months ended September 30, 2022 and 2021, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2022	September 30, 2021
1	40.7%	41.6%
2	23.2%	26.1%

There were three customers that represented 68.9% and 75.5% of total sales for the nine months ended September 30, 2022 and 2021, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	September 30, 2022	September 30, 2021
1	32.5%	36.8%
2	19.5%	26.2%
3	16.9%	12.5%

There were two customers that represented 70.2% and three customers that represented 74.7% of gross accounts receivable at September 30, 2022 and December 31, 2021, respectively. This is set forth in the table below.

Customer	Percentage of Receivables
	September 30,	December 31,
	2022	2021
1	58.1%	50.3%
2	12.1%	12.7%
3	*	11.7%

●	Customer was less than 10% of accounts receivable at September 30, 2022.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine month periods ending September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
Product	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Military	$11,266,000	$12,380,000	$33,399,000	$38,750,000
Commercial	2,012,000	1,973,000	5,949,000	4,769,000

Total	$13,278,000	$14,353,000	$39,348,000	$43,519,000

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

At September 30, 2022 and December 31, 2021, customer deposits were $1,291,000 and $1,470,000 respectively. The Company recognized revenue of $73,000 and $126,000 during the three and nine months ended September 30, 2022, respectively, that was included in the customer deposits balance as of December 31, 2021. The Company recognized revenue of $132,000 and $507,000 during the three and nine months ended September 30, 2021, respectively, that was included in the customer deposits balance as of December 31, 2020.

Backlog

Backlog represents executed non-cancellable contracts that represent firm orders that are deliverable over the next 18- month period. As of September 30, 2022, backlog relating to remaining performance obligations in contracts was approximately $65,000,000. We expect to recognize revenue amounts in future periods related to these remaining performance obligations as follows: approximately $13,000,000 to $15,000,000 of our backlog during the remainder of 2022, approximately $25,000,000 to $30,000,000 from January 1, 2023 - June 30, 2023, and approximately $11,000,000 to $15,000,000 from July 1, 2023 through December 31, 2023. This expectation assumes that raw material suppliers, and that outsourced processing is completed and delivered on-time and that its customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales pursuant to contracts that are not currently in backlog.

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

The following is the calculation of net (loss) income applicable to common stockholders utilized to calculate the EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Loss) Income - Basic	$(142,000)	$(66,000)	$(177,000)	$21,000
Add: Convertible Note Interest for Potential Note Conversion	-	-	-	232,000

(Loss) Income used to calculate diluted earnings per share	$(142,000)	$(66,000)	$(177,000)	$253,000

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average shares outstanding used to compute basic earnings per share	3,232,467	3,207,405	3,224,912	3,202,287
Effect of dilutive stock options and warrants	-	-	-	266,300
Effect of dilutive convertible notes payable	-	-	-	405,789
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	3,232,467	3,207,405	3,224,912	3,874,376

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock Options	305,350	118,000	305,350	16,000
Warrants	76,000	183,000	76,000	142,000
	381,350	301,000	381,350	158,000

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares during the periods set forth below because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock Options	-	133,000	-	-
Convertible notes payable	405,810	509,000	405,810	-
	405,810	642,000	405,810	-

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $55,000 and $147,000 for the three months ended September 30, 2022 and 2021, respectively, and $262,000 and $361,000 for the nine months ended September 30, 2022 and 2021, respectively. Stock compensation expense for directors amounted to $54,000 and $52,000 for the three months ended September 30, 2022 and 2021, respectively and $162,000 and $156,000 for the nine months ended September 30, 2022 and 2021, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at both September 30, 2022 and December 31, 2021 relates to the acquisition of NTW.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Land	$300,000	$300,000
Buildings and Improvements	1,945,000	1,723,000
Machinery and Equipment	23,055,000	22,013,000
Finance Lease Machinery and Equipment	375,000	375,000
Tools and Instruments	13,495,000	12,866,000
Automotive Equipment	266,000	200,000
Furniture and Fixtures	290,000	290,000
Leasehold Improvements	882,000	882,000
Computers and Software	604,000	583,000
Total Property and Equipment	41,212,000	39,232,000
Less: Accumulated Depreciation	(32,734,000)	(30,828,000)
Property and Equipment, net	$8,478,000	$8,404,000

Depreciation expense for the three months ended September 30, 2022 and 2021 was $598,000 and $688,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1,906,000 and $2,105,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2022 and 2021. Accumulated depreciation on these assets was approximately $12,000 and $32,000 as of September 30, 2022 and December 31, 2021, respectively.

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

	September 30,	December 31,
	2022	2021
Weighted Average Remaining Lease Term - in years	3.91	4.53
Weighted Average discount rate - %	8.97%	8.89%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

Amount
December 31, 2022 (remainder of year)	$257,000
December 31, 2023	1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	729,000
Total future minimum lease payments	4,086,000
Less: discount	(663,000)
Total operating lease maturities	3,423,000
Less: current portion of operating lease liabilities	(754,000)
Total long term portion of operating lease maturities	$2,669,000

Note 5. DEBT

Notes payable, related party notes payable and finance lease obligations consist of the following:

	September 30,	December 31,
	2022	2021
Revolving loan payable to Webster Bank (F/K/A Sterling National Bank) (“Webster”)	$14,097,000	$12,456,000
Term loan, Webster	4,691,000	4,192,000
Finance lease obligations	-	263,000
Loans Payable - financed assets	34,000	39,000
Related party subordinated notes payable	6,162,000	6,412,000
Subtotal	24,984,000	23,362,000
Less: Current portion	(14,820,000)	(14,112,000)
Long Term Portion	$10,164,000	$9,250,000

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

As of September 30, 2022, there is currently $14,097,000 outstanding under the Revolving Loan and $4,691,000 under the Term Loan. The below table shows the timing of payments due under the Term Loan:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$178,000
December 31, 2023	714,000
December 31, 2024	714,000
December 31, 2025	3,156,000
Webster Term Loan payable	4,762,000
Less: debt issuance costs	(71,000)
Total Webster Term Loan payable, net of debt issuance costs	4,691,000
Less: Current portion of Webster Term Loan payable	(714,000)
Total long-term portion of Webster Term Loan payable	$3,977,000

As of December 31, 2021, our debt to Webster in the amount of $16,648,000 consisted of the Webster Revolving Loan in the amount of $12,456,000 and the Webster term loan in the amount of $4,192,000.

Interest expense related to the Webster Facility amounted to approximately $204,000 and $181,000 for the three months ended September 30, 2022 and 2021, respectively, and $506,000 and $542,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

In June 2021, the Company entered into the Second Amendment to the Webster Facility, which clarified the definition and calculation of Excess Cash Flow, and to confirm the due date of required payment of the Excess Cash Flow payment. For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the close of the fiscal year immediately following such fiscal year. The Company made Excess Cash Flow payments of $558,750 in 2021 (for the fiscal year ended December 31, 2020) and $854,000 in April 2022 (for fiscal year ended December 31, 2021). In connection with these changes, the Company paid an amendment fee of $10,000.

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

On May 17, 2022, the Company entered into the Fourth Amendment to the Webster Facility (“Fourth Amendment”). The purpose of the amendment was to increase the Term Loan to $5,000,000, generating proceeds of $1,945,000, reduced the monthly principal installments to be made in respect to the term loan, and establish a capital expenditure line of credit in the amount of $2,000,000 which the Company can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures that the Company may make each year. The principle payments are $59,524 per month commencing in June 2022 with a balloon payment due on December 30, 2025. In connection with these changes, the Company paid an amendment fee of $20,000.

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 4.70% and 3.50% for the three months ended September 30, 2022 and 2021, respectively and was 3.94% and 3.50% for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, the Company was in compliance with all financial loan covenants.

Finance Lease Obligations

The Company entered into a Finance lease in December of 2021 for the purchase of new manufacturing equipment. The obligation for the Finance lease totaled $0 and $263,000 as of September 30, 2022 and December 31, 2021, respectively. The lease had an imputed interest rate of 4.2% per annum and was payable monthly with the final payment due on December 17, 2026. In connection with the Fourth Amendment to the Webster Facility, this Finance Lease was paid in full.

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $33,000 and $39,000 as of September 30, 2022 and December 31, 2021, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the period ending	Amount
December 31, 2022 (remainder of the year)	$2,000
December 31, 2023	9,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31, 2026	4,000
Loans Payable - financed assets	33,000
Less: Current portion	(9,000)
Long-term portion	$24,000

Related Party Notes Payable

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable with Michael and Robert Taglich. These notes resulted in proceeds to the Company totaling $6,550,000. In connection with these notes, Michael and Robert were issued a total of 35,508 shares of common stock and Taglich Brothers Inc. was issued promissory notes totaling $554,000 for placement agency fees. At December 31, 2020, related party notes payable totaled $6,012,000 and accrued interest totaled $400,000.

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the Webster Facility, these notes remain subordinate to the Webster Facility and are due on July 1, 2026. Approximately $2,732,000 of the related party convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $2,080,000 of the related party convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. There are no principal payments due on these notes. Under the terms of the Third Amendment to the Webster Facility, the Company is now allowed, subject to certain limitations, to make principal payments of $250,000 per quarter of this subordinated debt.

For the three and nine months ended September 30, 2022, a principal payment of $250,000 was made against the Subordinated Notes due to Michael Taglich. This payment was made pursuant to the conditions set forth in the Third Amendment to the Webster Facility.

The note holders and the principal balance of the notes of September 30, 2022 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Interest expense for the three months ended September 30, 2022 and 2021 on all related party notes payable was $118,000 and $126,000, respectively, and $369,000 and $376,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company recognized $0 and $79,000 of non-cash income for the three months ended September 30, 2022 and 2021, respectively, and $94,000 and $274,000 of non-cash income for the nine months ended September 30, 2022 and 2021, respectively, reflected in “other income, net” on the condensed consolidated statements of operations and recorded $0 and $24,000 of related non-cash interest expense related to the Purchase Agreement for the three months ended September 30, 2022 and 2021, respectively, and $35,000 and $82,000 for the nine months ended September 30, 2022 and 2021, respectively.

The table below shows the activity within the liability account for:

	September 30, 2022	December 31, 2021
Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$59,000	$322,000
Non-Cash other income recognized	(94,000)	(360,000)
Non-Cash interest expense recognized	35,000	97,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	-	59,000
Less: unamortized transaction costs	-	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$-	$56,000

Note 7. STOCKHOLDERS’ EQUITY

On October 4, 2022 the Company announced a reverse stock split of its authorized, issued and outstanding shares of common stock at a ratio of 1-for-10. The reverse stock split was effective on October 18, 2022, and its common stock began trading on a post-split-adjusted basis at that time. As result of the reverse stock split there were no fractional shares issued and all holders were rounded up to the next whole share. An additional 7,287 shares were issued to account for this. As such all references to shares and per share price has been adjusted to retrospectively account for this transaction.

Common Stock – Sale of Securities

The Company issued 7,715 and 3,998 shares of common stock in payment of director fees totaling $54,000 and $52,000 for the three months ended September 30, 2022 and 2021, respectively, and 19,667 and 11,934 shares totaling $162,000 and $156,000 for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company issued 5,122 shares of common stock upon the cashless exercise of stock options during the nine months ended September 30, 2021.

During the fourth quarter of 2022, the Company issued 8,183 shares of common stock in payment of directors’ fees totaling $54,000.

Issuance of Stock Options

Issued in 2022

On January 31, 2022, the Company granted certain employees, stock options to purchase an aggregate of 3,000 shares of the Company’s common stock at a price of $8.50 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three years.

On April 6, 2022, the Company granted to its directors, stock options to purchase an aggregate of 6,000 shares of the Company’s common stock at a price of $8.40 per share. The options expire on the fifth anniversary of the grant date and vest over a term of one year.

On April 11, 2022, the Company granted to certain members of management and certain employees, stock options to purchase an aggregate of 53,000 shares of the Company’s common stock at a price of $8.40 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three years.

Issued in 2021

On January 11, 2021, the Company granted to its directors, stock options to purchase an aggregate of 7,000 shares of the Company’s common stock at a price of $13.20 per share. The options expire on the seventh anniversary of the grant date and vested over a term of one year.

On March 24, 2021, the Company granted to certain members of management and certain employees, stock options to purchase an aggregate of 32,750 shares of the Company’s common stock at a price of $13.90 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three years.

On July 30, 2021, the Company granted to certain members of management and certain employees, stock options to purchase an aggregate of 41,500 shares of the Company’s common stock at a price of $12.20 per share. The options expire on the fifth anniversary of the grant date and vest over a term of one to three years.

Note 8. CONTINGENCIES

A number of actions have been commenced against the Company by vendors, landlords and former landlords, including a third party claim as a result of an injury suffered on a portion of a leased property not occupied by the Company. As certain of these claims represent amounts included in accounts payable they are not specifically discussed herein.

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which the Company will oppose. The Company disputes the validity of the claims asserted by Contract Pharmacal and intends contest them vigorously.

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2022, and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2021 (the “2021 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report and in our 2021 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Products of AIM and NTW are currently deployed on a wide range of high-profile military and commercial aircraft including the Sikorsky UH-60 Blackhawk, Lockheed Martin F-35 Joint Strike Fighter, Northrop Grumman E2D Hawkeye, the US Navy F-18 and USAF F-16 and F-15 fighter aircraft. They also make a critical component for the Pratt & Whitney Geared TurboFan (“GTF”) aircraft engine used on commercial airliners. SEC makes products used in jet engines that are used on military and commercial aircraft including the USAF F-15 and F-16, the Airbus A-330 and the Boeing 777, and others, and in addition, a number of ground-power turbine applications.

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

Our revenues are principally determined by orders from our customers for the delivery of product – which we call releases – against LTA’s with those customers. These long-term agreements generally have fixed prices for product with negotiated increases to reflect a portion of the impact of inflation, though over the term of a LTA prices often increase and not all of the increase is covered by agreed upon price protection clauses in our agreements. Our direct costs of production include costs for material, labor, and factory overhead; all of these costs may vary based on the efficiency of our factory operations. Our gross profit is highly variable due to the mix of products sold, and by sales volume, which can lead to the over absorption or under absorption of factory overhead costs.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales	$13,278,000	$14,354,000	$39,348,000	$43,519,000
Cost of sales	11,036,000	12,340,000	32,606,000	37,105,000
Gross profit	2,242,000	2,014,000	6,742,000	6,414,000
Operating expenses and interest and financing costs	2,396,000	2,168,000	7,051,000	6,731,000
Other income, net	12,000	88,000	132,000	338,000
Net (loss) income	$(142,000)	$(66,000)	$(177,000)	$21,000

Balance Sheet Data:

	September 30,	December 31,
	2022	2021
Cash	$192,000	$627,000
Working capital	$18,337,000	$17,478,000
Total assets	$54,778,000	$53,425,000
Total stockholders’ equity	$17,636,000	$17,389,000

Results of Operations for the three months ended September 30, 2022

Net Sales:

Consolidated net sales for the three months ended September 30, 2022 were $13,278,000, a decrease of $1,076,000, or 7.5%, compared with $14,354,000 for the three months ended September 30, 2021. The decrease in sales resulted principally from the sale of products with lower selling prices during the quarter.

As indicated in the table below, two customers represented 63.9% and 67.7% of total sales for the three months ended September 30, 2022 and September 30, 2021, respectively.

Customer	Percentage of Sales
	2022	2021
Goodrich Landing Gear Systems	40.7%	41.6%
Sikorsky Aircraft	23.2%	26.1%

Gross Profit:

Consolidated gross profit from operations for the three months ended September 30, 2022 was $2,242,000, an increase of $228,000, or 11.3%, as compared to gross profit of $2,014,000 for the three months ended September 30, 2021. Consolidated gross profit as a percentage of sales was 16.9% and 14.0% for the three months ended September 30, 2022 and 2021, respectively. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year. Inventory value and gross profit margin for 2021 was estimated using the gross profit margin percentage in 2020. Gross profit margins in 2020 were negatively impacted by Covid-19 and therefore impacted the estimated gross profit margins applied to the 2021 interim periods. Actual gross profit margins returned to historical levels in 2021 and this higher gross profit margin have been used to calculate the gross profit margins for the interim periods for 2022.

Operating Expense

Consolidated operating expenses for the three months ended September 30, 2022 totaled $2,073,000 and increased by $239,000 or 13.0% compared to $1,837,000 for the three months ended September 30, 2021. The increase was caused by increases in employment costs, including employee health benefits increases which were not passed on to employees, increases in investor relations and increased travel costs resulting from the resumption of travel to customers as Covid restrictions eased. These increased costs were partially offset by reductions in expenses related to information technology and the recovery of bad debt.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2022 were $323,000 a decrease of $8,000 or 2.4% compared to $331,000 for the three months ended September 30, 2021. The primary reason for this was lower balances on our debt with Webster Bank. The average interest rate charged was 4.70% and 3.50% for the three months ended September 30 2022 and 2021, respectively.

Net Loss

Net loss for the three months ended September 30, 2022 was $142,000, compared to a net loss of $66,000 for the three months ended September 30, 2021 due to the reasons stated above.

Results of Operations for the nine months ended September 30, 2022

Net Sales:

Consolidated net sales for the nine months ended September 30, 2022 were $39,348,000, a decrease of $4,171,000, or 9.6%, compared with $43,519,000 for the nine months ended September 30, 2021. The decrease in sales resulted principally from the sale of products with lower selling prices and from contracts that expired in 2021 and were not renewed in 2022.

As indicated in the table below, three customers represented 68.9% and 75.5% of total sales for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Customer	Percentage of Sales
	2022	2021
Goodrich Landing Gear Systems	32.5%	36.8%
Sikorsky Aircraft	19.5%	26.2%
United States Department of Defense	16.9%	12.5%

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2022 was $6,742,000, an increase of $328,000, or 5.1%, as compared to gross profit of $6,414,000 for the nine months ended September 30, 2021. Consolidated gross profit as a percentage of sales was 17.1% and 14.7% for the nine months ended September 30, 2022 and 2021, respectively. For interim periods, substantially all of the inventory value has been estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year. Inventory value and gross profit margin for 2021 was estimated using the gross profit margin percentage in 2020. Gross profit margins in 2020 were negatively impacted by Covid-19 and therefore impacted the estimated gross profit margins applied to the 2021 interim periods. Actual gross profit margins returned to historical levels in 2021 and this higher gross profit margin have been used to calculate the gross profit margins for the interim periods for 2022.

Operating Expense

Consolidated operating expenses for the nine months ended September 30, 2022 totaled $6,116,000 and increased by $346,000 or 6.0% compared to $5,770,000 for the nine months ended September 30, 2021. The increase was caused by increases in employment costs, including employee health benefits increases which were not passed on to employees, increases in investor relations and increased travel costs resulting from the resumption of travel to customers as Covid restrictions eased. These increased costs were partially offset by reductions in information technology and bad debt expense.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2022 were $935,000 a decrease of $26,000 or 2.7% compared to $961,000 for the nine months ended September 30, 2021. The primary reason for this was lower balances on our debt with Webster Bank. The average interest rate charged was 3.94% and 3.50% for the nine months ended September 30 2022 and 2021, respectively.

Net (Loss) Income

Net Loss for the nine months ended September 30, 2022 was $177,000, compared to net income of $21,000 for the nine months ended September 30, 2021, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of September 30, 2022, we have debt service requirements related to:

1)	Our Webster Facility of $18,788,000 consisting of a Revolving Loan of $14,097,000 and a term loan in the amount of $4,691,000. During the remainder of fiscal 2022, we are required to pay $178,000 of principal under the term loan.

2)	Related party debt consisting of convertible subordinated note payables of $4,812,000 and subordinated note payables of $1,350,000. This debt is not due until July 1, 2026. We are permitted to make principal payments against this debt in the amount of $250,000 per quarter pursuant to the Third Amendment to the Loan and Security Agreement with Webster Bank, as long as certain conditions are met. On July 14, 2022, a principal payment in the amount of $250,000 was made as the conditions for such payment were met for the first quarter of 2022.

3)	Various equipment leases and contractual obligations related to our normal business.

We have historically met our cash requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our short-term cash requirements. On May 17, 2022, we entered into the Fourth Amendment to the Loan and Security Agreement with Webster Bank. The purpose of the amendment was to increase the Term Loan to $5,000,000, reduce the monthly principal installments to be made in respect to the term loan and establish a capital expenditure line of credit in the amount of $2,000,000 which we can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures we may make each year.

Because we believe our fourth quarter fiscal 2022 sales will be in line with the amount achieved in the comparable period of 2021, we believe our liquidity will continue to improve. As a result of recent increases in the federal funds borrowing rate, interest rates and related expense under our Webster Facility are expected to increase from current levels. Such increases are not expected to materially impact our liquidity.

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

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below:

	Nine Months Ended
	September 30,
	2022	2021
Cash provided by (used in)
Operating activities	$(73,000)	$2,514,000
Investing activities	(1,980,000)	(983,000)
Financing activities	1,618,000	(3,344,000)
Net decrease in cash	$(435,000)	$(1,813,000)

Cash Provided by (Used in) Operating Activities

Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2022, our net loss as adjusted for non-cash items provided cash of $2,414,000. This was a result of our net loss of $177,000, offset by $2,591,000 of non-cash items consisting primarily of depreciation of property and equipment of $1,906,000, non-cash employee stock compensation expense of $262,000, amortization of right-of-use assets of $403,000 and non-cash directors’ compensation expense of $162,000. The remaining non-cash items totaled absorbed $142,000.

Changes in operating assets and liabilities used cash in the net amount of $2,487,000 consisting primarily of increases in inventory, deposits and prepaid expenses and other current assets in the amounts of $3,876,000, $74,000 and $24,000, respectively, and decreases in operating lease liabilities and customer deposits of $504,000 and $179,000, respectively, partially offset by a decrease in accounts receivable in the amount of $1,917,000, an increase in accounts payable and accrued expenses in the amount of $117,000 and an increase in other current liabilities of $139,000.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment. For the nine months ended September 30, 2022, cash used in investing activities was $1,980,000.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities consisted of net proceeds from the Webster re-financing of $1,945,000 and net advances on our Webster revolving loan in the amount of $1,641,000, partially offset by repayments of $1,430,000 on our Webster term note, $263,000 on our financed lease obligations, $250,000 on our subordinated notes payable – related party and $5,000 on our financed asset note payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2022.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and all applicable U.S. GAAP accounting standards effective as of September 30, 2022 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated July 29, 2013 between Air Industries Group, Inc. and Air Industries Group (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.2	Articles of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 28, 2013 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 30, 2013).

2.3	Certificate of Merger between Air Industries Group and Air Industries Group, Inc. filed with the Secretary of State of Nevada on August 29, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing authorized shares of common stock to 60,000,000 shares (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019).

3.3	Certificate of Change filed October 4, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 8-K filed October 18, 2022).

3.4	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on form 10K for the year ended December 31, 2014 filed on March 31, 2015.)

Certifications

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2022

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)