Form 10-K
period 2022-12-31
AIR INDUSTRIES GROUP
filed 2023-05-16
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☒ Accelerated Filer ☐ Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022, the aggregate market value of our common stock held by non-affiliates was $17,477,754, based on 2,496,822 shares of outstanding common stock held by non-affiliates, and a price of $7.00 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were 3,259,367 shares of the registrant’s common stock outstanding as of May 10, 2023.

DOCUMENTS IINCORPORATED BY REFERENCE: None

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

We are a manufacturer of complex machined parts and assemblies for the Aerospace and Defense (“A&D”) market. Our products are used by Original Equipment Manufacturers (“OEM”) in the manufacture of fixed wing aircraft, helicopters jet turbine engines, and other complex sophisticated A&D products. We also manufacture parts for the ground power turbine industry and are in discussions to manufacture products for submarines.

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

We operate our business using two main facilities. One is located in Long Island, New York, and the other is in Barkhamsted, Connecticut. We have over 150,000 square feet of manufacturing space, approximately 75,000 square feet in each location, and employ approximately 190 people.

Historically, we operated our businesses and reported their results as two separate segments, with AIM and NTW comprising our Complex Machining Segment (“CMS”) and our SEC as the Turbine & Engine Component Segment (“TEC”). Our CMS segment specializes in flight critical components including flight controls and landing gear. Our TEC segment focuses on manufacturing components for jet engines. Historically, each segment had different customers and utilized different production facilities.

In recent years the operations of our CMS and TEC segments have become increasingly integrated. In addition, we have made significant capital expenditures to modernize our manufacturing equipment and all of our operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. We made these changes to take advantage of the long-term growth opportunities we see in the A&D market. In early fiscal 2022, we further changed our management approach and now make decisions regarding the allocation of resources and assess operating performance based on one integrated business rather than two reporting segments. As such, effective with our first quarter ended March 31, 2022, we began to present our operations as one reportable operating segment.

The A&D business is comprised of a small number of OEM’s relying on several “tiers” or layers of many more numerous smaller manufacturers supplying product. Each successive tier supplies increasingly larger, more complex product to the next higher tier and OEM companies. Air Industries is generally either a tier one manufacturer supplying product directly to an OEM, or a tier two manufacturer supplying product to a tier one supplier which delivers to an OEM.

Our business has evolved over the years, our products becoming increasing complex. Where once we manufactured smaller individual components for others to assemble into complex assemblies, we now manufacture those complex assemblies ourselves. For example, in the past we, along with other suppliers, manufactured individual components to be assembled into a landing gear by an OEM customer. Today we manufacture the entire landing gear, assembling over 200 individual parts, most manufactured internally, others sub-contracted or purchased into a complete landing gear delivered directly to an OEM, ready to be installed on an aircraft.

We are predominately a supplier of military aviation product. Defense products were 82.6% and 87.7% of our business in 2022 and 2021 respectively. Our OEM customers in the defense sector include:

●	Raytheon Technologies Corporation (f/k/a United Technologies Corporation). We supply products for several units of Raytheon Technologies Corporation, including:

o	Goodrich Landing Systems – we manufacture landing gear components for the Northrop Grumman E2-D Hawkeye, airborne warning and control aircraft deployed with the US Navy and several foreign governments, the Lockheed F-35 Lightning II Joint Strike multi-role fighter aircraft used by all branches of the US military and multiple foreign militaries and for the F-15 Eagle fighter aircraft.

Pratt & Whitney – we manufacture jet turbine engine components for several military and commercial jet engines.

●	Lockheed Martin Corporation. We supply products for the Sikorsky Aircraft unit of Lockheed primarily for the UH-60 BlackHawk multi-purpose helicopter used by the US and many foreign militaries.

●	General Electric Corporation. We supply products used in General Electric jet turbine aircraft engines used by several military aircraft platforms.

●	US Department of Defense. We supply landing gear product for the US Navy F-18 fighter aircraft directly to the Defense Department.

●	Northrop Grumman Corporation. We supply product used on the E2-D Hawkeye, airborne warning and control aircraft.

The balance of our business, comprising 17.4% and 12.3% of our business in 2022 and 2021 respectively, is in commercial aviation and to a minor degree in ground power electricity generation. Our OEM customers in the commercial sector include:

●	Rohr Inc., (a wholly owned subsidiary of Raytheon Technologies) We manufacture a component used in several versions of the Pratt & Whitney new geared turbine fan commercial jet turbine engine.

●	General Electric Corporation. We supply products used in General Electric jet turbine aircraft engines used by several commercial aircraft platforms and ground power electricity generation.

Our business is concentrated on five aircraft platforms which comprised 76.9% and 76.6% of our business in 2022 and 2021 respectively.

●	UH-60 BlackHawk. We have manufactured many components and assemblies for the BlackHawk and its many variants for more than 20 years. BlackHawk helicopters entered service in 1979 and remain in production today. It is the primary helicopter used by the US Army and other branches of the US military. The BlackHawk is also used by many foreign countries and militaries. Over 4,000 aircraft have been produced with many, perhaps as many as 3,000, remaining in use today and generating significant after-market demand.

●	F-35 Lightning II. The F-35 Lightning also known as the Joint Strike Fighter is a new aircraft that will in coming years replace the US Air Force F-15 and the US Navy and Marine Corps F-18 fighters. Eight other nations have participated in the development of the aircraft and will be users of the aircraft, as will other international militaries. There are three variants of the aircraft, conventional take-off and landing F-35A, short take-off and vertical landing F-35B and a carrier based variant F-35C. The aircraft entered service with the US Marine Corps in 2015 and approximately 2,300 are expected to be produced.

●	F-18 Hornet. The F-18 Hornet currently is the primary fighter aircraft for the US Navy operating primarily from aircraft carriers. The F-18 is also in service internationally, notably Finland and Australia. We manufacture complete landing gear and landing gear components for the many variants of the aircraft.

●	Northrop Grumman E2-D Advanced Hawkeye. The ED-D Hawkeye is a US Navy carrier-based aircraft used to provide airborne warning and control for carrier-based air operations. The aircraft’s role is to maintain control of the airspace surrounding an aircraft carrier for protection of the vessel and aircraft in operation. The “D” version, the most current of the E2 remains in production. The aircraft is also used by seven foreign militaries notably Japan.

●	Pratt & Whitney Geared Turbo-Fan. The P&W Geared Turbo-Fan (“GTF”) is a next generation jet turbine engine used in commercial aviation. The GTF engine is widely acknowledged to deliver improved fuel economy and a lower noise footprint than existing jet engines. There are several versions of the GTF. Air Industries produces a component for the smaller versions of the engine used on the popular A-220 and Embraer narrow body aircraft.

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

For many of our products we are the sole or single source of product for our customers. Sole source product means that we are the only manufacturer of the product. Single source means that while other manufacturers could supply the product, we are the only producer currently in the market. Single or sole sourcing is more likely to occur with legacy aircraft. OEM’s generally prefer to have multiple sources of product to support a production line of new aircraft and avoid single point of failure issues, particularly in light of the supply chain disruptions caused by the outbreak of Covid-19.

Our market is predominately military. As such demand for our products is closely aligned with the budget of the DOD. We monitor two components of the DOD budget; procurement which affects demand resulting from new production and operations & maintenance which affects demand resulting from the maintaining of existing aircraft. For Fiscal Year 2022, procurement and operations and maintenance accounted for more than 50% of the entire defense budget.

Sales and Marketing

We are generally recognized as a Tier 1 or Tier 2 supplier in the A&D industry. We are also recognized as having extensive experience and accreditation to produce and assemble complex flight safety products.

Most of our contracts with our customers are in the form of a Long-Term Agreement (“LTA”). These LTA’s specify the number and price of products that the customer may order from us for a period of time. The quantity and price in any year may vary from other years within the LTA. Once awarded, the customer places orders against the LTA. These orders are called releases. Once released the order is a firm order. While a firm order may be cancelled the customer is subject to termination liability and must pay us for the cost of material, labor and other costs incurred up to the date of termination.

Our sales cycle is highly variable, ranging from a few weeks to several years depending upon the complexity of the product and the number of steps necessary to complete manufacturing. Contracts for product can be very short, just a few months to as long as ten-years.

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

In 2021 and to a lesser extent in the first half of 2022 our sales and marketing efforts were negatively affected by Covid travel restrictions limiting our ability to visit customers and the reluctance of the employees of some of our customers to return to the office and attend trade shows, complicating our ability to contact them. As a result of these challenges our “book-to-bill” ratio (new orders booked divided by sales) was 0.75 to 1.00 and 0.9 to 1.00 for the years ended December 31, 2022 and 2021 respectively, below historic levels.

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

Our Backlog

The backlog we report consists solely of firm orders received from customers. We do not estimate possible or probable future orders pursuant to LTA’s or anticipated contract renewals. Our backlog exists due to the long lead times necessary to produce many of our products. Our production cycle from ordering raw material to delivering finished product can vary from several weeks to more than one year. Customers must place orders in light of these lead-times creating a back-log of future deliveries. The production cycle for jet engine products is much shorter and accordingly the backlog for jet engine products is much lower. Our total 18-Month firm backlog was $60.1 and $75.0 Million at December 31, 2022 and 2021, respectively.

Our backlog today is the result of purchase orders for the Sikorsky Black Hawk, the F-25 Joint Strike Fighter, the Northrop Grumman E2-D, the F-18 fighter aircraft and the Pratt & Whitney Geared Turbo-Fan jet engine.

Competition

Winning a new contract is highly competitive. We manufacture to customer design specifications. We compete against companies that have similar, or better manufacturing capabilities and often greater financial, physical and technical resources in the domestic and, to a lesser degree, in the global marketplace. Our ability to win new contracts requires providing quality products on a timely basis at competitive prices. This requires that we strive for continuous improvement in our capabilities to enhance our competitiveness. To accomplish this, we have made significant investments in new machinery and equipment totaling approximately $3,725,000; $1,364,000 and $2,361,000 in 2021 and 2022, respectively. This new equipment improves the productive capacity of our employees, increases efficiency and speed, while maintaining closer tolerances, and increasing the size of product we can manufacture with a larger working “envelope”. We anticipate spending an additional $1,750,000 to $2,500,000 in 2023 to continue to expand our productive capacity.

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

Employees

As of May 1, 2023, we employed 185 people. Of these, 76 were in administration, 9 were in sales and procurement, and 100 were in manufacturing.

AIM is a party to a collective bargaining agreement (the “Agreement”) with the United Service Workers, IUJAT, Local 355 (the “Union”) with which we believe we maintain good relations. The Agreement was renewed as of December 31, 2021 and expires on December 31, 2024 and covers the majority of AIM’s personnel, approximately 130 individuals, which equates to approximately 70% of all of our employees.

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

The risks below can be characterized into four groups:

1)	Risks related to disruptive global events such as a widespread public health crisis, the outbreak of an international conflict, a terrorist event or a banking crisis, such as Covid-19 and the war in Ukraine, and responses to such events;

2)	Risks related to our business, including risks specific to the defense and aerospace industry;

3)	Risks arising from our indebtedness; and

4)	Risks related to our common stock.

The financial statements contained in this Report, as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the result of operations as of December 31, 2022.

Risks Related to Global Events

Disruptive national and international events, such as the outbreak of a public health crisis, an international conflict, a terrorist event, a banking crisis, the possibility of default by the United States on its obligations due to its debt ceiling or the actuality of such an event, and the response of the United States, other countries and the public to such events, and the resulting macroeconomic disruption to the financial markets and the businesses of our customers and suppliers, could have a negative impact on our results of operation and financial condition.

The outbreak of the Covid-19 pandemic, the invasion of Ukraine by the Russian Federation and the measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine and work from home in response to the outbreak of Covid-19 had serious adverse impacts on domestic and foreign economies, the financial markets and our ability, as well as the ability of some of our customers and suppliers, to operate in the ordinary course. While we continued to operate substantially in the normal course of business since the outbreak of Covid-19, we were forced to adjust our sales and marketing practices due to difficulties encountered in contacting our customers to maintain existing programs and win new orders and did not receive new contracts during 2021 and 2022 at a rate consistent with historical levels. Although business has substantially returned to pre-Covid-19 operating levels and our ability to win new orders appears to be returning to historical levels, there is no assurance that there will not be another event, such as a public health crisis, an international conflict, a terrorist event, a banking crisis or the possibility of a default by the United States on its obligations due to its debt ceiling or the actuality of such an event, which will have a material adverse impact on our industry, operations or financial condition. Moreover, although our industry appears to be operating in the normal course, employees of certain customers continue to work from home impacting our ability to communicate with them and the future economic impact of changes in business practices which resulted from Covid-19 or which might result from a future event, cannot be predicted with certainty. Covid-19 caused significant disruption to the commercial travel and aerospace industries. Although air travel has increased, it may take several years for overall economic conditions to return to normal, particularly in the aerospace industry, for air travel and the resulting demand for new and refurbished aircraft to return to normal. If conditions do not improve, or if they worsen, it could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis.

Russia’s invasion of Ukraine, continued tensions between the US and the European Union with China and Russia, may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and OEMs in the United States A & D industry have relied upon suppliers outside the United States for products and raw materials, including suppliers in Russia and China. Supply chain disruptions resulting from China’s initial response to Covid-19, Russia’s invasion of Ukraine and the economic disruption resulting from retaliatory measures, continued tensions between the US and other countries, may cause many companies in the A&D industry and the governments of the countries in which they are located, including the United States, to rethink these strategies and seek or mandate that such companies obtain more reliable sources of supply. To the extent they do so, it could disrupt the markets for raw materials and supplies, our ability and the ability of our suppliers to obtain raw materials and supplies and the market for the skilled laborers we need to manufacture our products.

We cannot forecast with any certainty whether such disruptions, restrictions imposed by various governments in response thereto and resulting changes in business practices, may materially impact our ability and the ability of our suppliers to obtain necessary raw material, our business and our consolidated financial position, results of operations, and cash flows.

In reading the remaining risk factors set forth below, in each case, consider the additional uncertainties caused by the potential for disruptive global events such as a widespread public health crisis, the outbreak of an international conflict, terrorist event or banking crisis and continued rivalries between various countries.

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

A large percentage of our revenue is derived from products for US military aviation. There are risks associated with programs that are subject to appropriation by Congress, which could be potential targets for reductions in funding. Reductions in United States Government spending on defense or future changes in the mix of defense products required by United States Government agencies could limit demand for our products and may have a materially adverse effect on our operating results and financial condition. For the past several years, our operations have been impacted by volatility in government procurement cycles and spending patterns. There can be no assurance that our financial condition and results of operations will not be materially adversely impacted by future volatility in defense spending or a change in the mix of products purchased by defense departments in the United States or other countries, or the perception on the part of our customers that such changes are about to occur.

We depend on revenues from a few significant relationships. Any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We derive most of our revenues from a small number of customers. Four customers represented approximately 77% and three customers represented 75% of total sales for the years ended December 31, 2022 and 2021, respectively. The markets in which we sell our products are dominated by a relatively small number of customers which have contracts with United States governmental agencies, thereby limiting the number of potential customers. Our success depends on our ability to develop and manage relationships with significant customers. We cannot be sure that we will be able to retain our largest customers or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers, any reduction or interruption in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

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

Our customers incorporate our products into larger aircraft assemblies or completed aircraft. They rely upon us to deliver products meeting their specifications on a timely basis to ensure smooth operation of their assembly lines. If a customer were to conclude that it could not rely upon us for timely delivery of quality products, it could look to dual source a product or rely upon another party altogether. A customer could reach such a conclusion even if our failure to timely deliver product was the result of events beyond our control, such as the failure of the customer to place an order for a long lead time product on a timely basis or supply us with agreed upon raw materials for processing. Any decision by a customer to rely upon an alternate supplier for some or all of its needs could significantly harm our business, our operating results and our financial condition.

We may lose sales if our suppliers fail to meet our needs or shipments of raw materials are not timely made.

Although we procure most of our raw materials, parts and components from multiple sources and rely upon a number of subcontractors to perform detailed services, or believe that these materials, components and services are readily available from numerous sources, certain materials, components and services are available only from a sole or limited number of sources and often need to be sourced by our customer. While we believe that substitute supplies, components or assemblies and subcontractors could be obtained, use of substitutes would require development of new suppliers or would require us to re-engineer our products, or both, which could delay shipment of our products and could have a materially adverse effect on our operating results and financial condition. Any delays in the shipment of raw materials or the performance of subcontracted services could significantly harm our business, our operating results and our financial condition.

A reduction in our revenues could have a disproportionate effect on our gross profit as a percentage of sales.

Our operations have a large percentage of fixed factory overhead relative to our overall expenses. As a result, our gross profit as a percentage of sales is highly linked with sales volume. Any reduction in our sales volume causes us to absorb the fixed overhead costs over a smaller base of sales, likely causing our profit margin to decrease. Any reduction in our profit margin adversely impacts our reported performance and would have a material adverse impact on results of operation and consolidated financial position.

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

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 60% of our assets as of December 31, 2022. Any requirement to write down the value of our inventory due to obsolescence, excess and slow moving, or a drop in the price of materials could have a material adverse effect on our consolidated financial position, results of operations and could result in a breach of the financial covenants in our Loan Facility with Webster Bank (“Webster”).

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

We are subject to intense competition for the services of skilled machinists necessary to manufacture our products and those of other companies in the A & D industry. Since the outbreak of COVID-19, the competition for skilled employees has intensified. Moreover, certain large employers in our industry in the Northeast are currently seeking to hire a large number of skilled technicians. We are currently seeking to hire machinists for our Long Island and Connecticut manufacturing facilities to expand our business. The demand for these individuals may increase as other manufacturers seek to bring to the United States manufacturing processes currently outsourced overseas. If the United States economy undergoes a period of inflation, our labor costs may increase which could have a material adverse effect on our business, financial condition and results of operations.

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

We have substantial indebtedness under our loan facility with Webster (“Loan Facility”). As of December 31, 2022, we had approximately $18,748,000 of indebtedness outstanding under the Loan Facility. All of our indebtedness under the Loan Facility is secured by substantially all of our assets.

We also have approximately $6,162,000 of indebtedness outstanding in the form of subordinated notes payable on July 1, 2026. These notes are held by related parties, specifically Michael N. Taglich (our Chairman) and Robert F. Taglich (a Director), and their affiliates.

Notes with a principal value of approximately $2,732,000 carry an interest rate of 6% per annum and are convertible into approximately 182,000 shares of common stock at a conversion price of $15.00 per share. Notes with a principal value of approximately $2,080,000 carry an interest rate of 7% per annum and are convertible into approximately 224,000 shares of common stock at a conversion price of $9.30 per share.

If we are unable to pay amounts due under our Loan Facility or the subordinated notes when due, our operations may be materially and adversely affected. We may need to offer the holders of this debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Future financings or re-financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. If we are able to consummate such financings or re-financings, the terms of such financings may adversely affect the trading price of our common stock and the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

The interest rate associated with portions of our current debt may increase.

Under the terms of the Webster Facility, amounts due to Webster bear interest at a per annum rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. Consequently, the rate of interest we paid under the Facility did not increase despite the initial increases in the target rates set by the Federal Reserve, though the more recent increases have resulted increases in the interest rate we pay under the Webster Facility. The weighted average interest rate paid during the year-ended December 31, 2022 was 4.50%. Given current interest rates, the interest rate we pay under the Webster Facility will increase as the Federal Reserve continues to increase its target rate of interest. In addition, under the terms of the Webster Facility we are required to maintain a defined Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each fiscal quarter. If we were to fail to meet such covenant, Webster would have the right to increase the rate of interest payable on amounts outstanding under the Facility. The Company was in compliance with the covenant at December 31, 2022. The Company was in default of its covenant to provide its audited financial statements to Webster bank within ninety (90) days of its fiscal year end. The Company has subsequently received a waiver from the bank for this default. Any increase in the rate of interest payable under the Webster Facility would increase our interest expense and have a material adverse impact on our on our consolidated financial position and results of operations.

Our indebtedness may limit our ability to pay dividends in the future.

We currently do not pay dividends and the terms of our Loan Facility require that we maintain certain financial covenants. In the future should we decide to pay dividends, we would need to seek covenant changes or a waiver under our Loan Facility. There can be no assurance our lenders would agree to covenant changes or waivers acceptable to us or at all. In addition, we may in the future incur indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends in the future. Even if our lender would agree to allow us to pay a dividend, our Board of Directors may choose to use the amount which could be paid as a dividend to reduce our outstanding indebtedness.

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

Our common stock is listed on the NYSE American. However, there is only a limited number of our shares available in the public float and the market capitalization of the shares in our public float is relatively small. The trading volume for our common stock has been limited and a more active public market for our common stock may not develop or be sustained over time. The lack of a robust market may impair a stockholder’s ability to sell shares of our common stock. In the absence of a more active trading market, any attempt to sell our shares could result in a decrease in the price of our stock. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

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

If we are unable to effectively maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Our management determined that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were not effective due to certain material weaknesses in our internal control over financial reporting related to our review controls related to the preparation of our income tax provision, appropriate segregation of duties with respect to and validation of data produced by certain portions of our financial IT systems and the establishment of appropriate inventory reserves. Any failure to maintain our controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease a 5.4-acre corporate campus in Bay Shore, New York, which houses our executive offices and a majority of our operations. This lease expires in September 2026. We also maintain a warehouse lease nearby in Bohemia, New York. That lease term commenced on April 1, 2020 and expires on May 31, 2025.

The balance of our operations are conducted in a 74,923 square foot facility in Barkhamsted, Connecticut, which we own.

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property formerly occupied by our subsidiary Welding Metallurgy, Inc. (“WMI”), at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contract Phamacal moved to amend its Complaint. We opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which we have opposed. We dispute the validity of the claims asserted by Contract Pharmacal, continue to believe we have a meritorious defense to those claims and intend to dispute the validity of the claim asserted by Contract Pharmacal.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is listed on the NYSE American under the symbol “AIRI.”

Holders

On May 10, 2023, there were 70 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	267,000	$20.10	55,150
Equity compensation plans not approved by security holders	218,290	29.00	None
Total	485,290		55,150

The provisions of each of our equity compensation plans provide that shares covered by an award that is forfeited, expires or is settled in cash, and shares that are retained by us upon exercise of an award to satisfy the exercise price of such award or withholding taxes due in respect of such award, are available for future issuance under such plan provided the plan has not been terminated or expired. We anticipate that a portion of the option awards that have been granted will expire or be forfeited without having been exercised and will increase the number of shares remaining for issuance under our equity compensation plans.

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2022.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2022.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2022 and 2021 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our variable costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. The invasion of the Ukraine by the Russian Federation and retaliatory measures imposed by the United States, United Kingdom, the European Union and other countries, and the responses of Russia to such measures, have negatively impacted the availability and market price of certain minerals, such as titanium, for which Russia was a source of supply. To obtain necessary raw materials at prices deemed acceptable, we are working with those of our larger customers which have access to sources of metals necessary to manufacture their products not readily available to us or other companies of our size. Nevertheless, there can be no assurance that disruptions in the markets for metals will not adversely impact our ability to timely meet the needs of our customers.

In addition, the market for the skilled labor we require to operate our plants is highly competitive. Changes in the available pool of labor caused by Covid-19 and life-style changes in response to Covid-19 have not materially adversely impacted our ability to meet our production schedules. Nevertheless, as we seek to grow our business, there can be no assurance that the skilled labor we need to operate our machinery will be available to us or that the costs incurred to maintain our current labor force and those we seek to bring on will not increase.

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

Our revenues are principally determined by orders from our customers for the delivery of product – which we call releases – against LTA’s with those customers. These long-term agreements generally have fixed prices for product with negotiated increases to reflect a portion of the impact of inflation, though over the term of a LTA prices often increase and not all of the increase is covered b agreed upon price protection clauses in our agreements. Our direct costs of production include costs for material, labor, and factory overhead; all of these costs may vary based on the efficiency of our factory operations. Our gross profit is highly variable due to the mix of products sold, and by sales volume, which can lead to the over absorption or under absorption of factory overhead costs.

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

RESULTS OF OPERATIONS

Years ended December 31, 2022 and 2021:

Selected Financial Information:

	2022	2021

Net sales	$53,238,000	$58,939,000
Cost of sales	45,786,000	48,686,000
Gross profit	7,452,000	10,253,000
Operating expenses	7,646,000	7,766,000
Interest and financing costs	1,338,000	1,265,000
Other income, net	139,000	405,000
Gain on write-off of accounts payable	317,000	-
Provision/(Benefit) from income taxes	-	-
Net (loss) income	$(1,076,000)	$1,627,000

Balance Sheet Data:

	December 31,	December 31,
	2022	2021
Cash	$281,000	$627,000
Working capital	$18,600,000	$17,478,000
Total assets	$53,814,000	$53,425,000
Total stockholders’ equity	$16,839,000	$17,389,000

Net Sales:

Consolidated net sales for the year ended December 31, 2022 were $53,238,000, a decrease of $5,701,000, or 9.7%, compared with $58,939,000 for the year ended December 31, 2021. The decrease in sales resulted principally from the sale of products with lower selling prices and from contracts that expired in 2021 that were not renewed in 2022.

As indicated in the table below, four customers represented 76.5% and three customers represented 75.4% of total sales for the years ended December 31, 2022 and 2021, respectively.

Customer	Percentage of Sales
	2022	2021
Goodrich Landing Gear Systems	29.3%	37.2%
Sikorsky Aircraft	21.4%	25.7%
United States Department of Defense	14.3%	12.5%
Rohr	11.5%	*

*	Customer was less than 10% of sales for the year-ended December 31, 2021

As indicated in the table below, three customers represented 70.3% and three customers represented 74.7% of gross accounts receivable at December 31, 2022 and 2021, respectively.

Customer	Percentage of Receivables
	2022	2021
Goodrich Landing Gear Systems	33.1%	50.3%
Rohr	23.6%	12.7%
Sikorsky	13.6%	**
United States Department of Defense	*	11.7%

*	Customer was less than 10% of accounts receivable at December 31, 2022
**	Customer was less than 10% of accounts receivable at December 31, 2021

Gross Profit:

Consolidated gross profit from operations for the year ended December 31, 2022 was $7,452,000, a decrease of $2,801,000, or 27.3%, as compared to gross profit of $10,253,000 for the year ended December 31, 2021. Consolidated gross profit as a percentage of sales was 14.0% and 17.4% for the years ended December 31, 2022 and 2021, respectively. These decreases were attributable to lower sales and the mix of products sold during 2022 as compared to 2021. The Company also corrected its policy for determining the reserve for slow-moving and excess inventory which led to an increase in the reserve, further decreasing the gross profit and gross profit percentage.

Operating Expenses

Consolidated operating expenses were $7,646,000 and $7,766,000 for fiscal 2022 and 2021, respectively, representing a decrease of $120,000 or 1.5%. As a percentage of consolidated net sales, operating expenses were 14.4% and 13.2% for fiscal 2022 and 2021, respectively. There were increase in cost related to employment costs, including employee health benefits which were not passed on to the employees, increases in investor relations and increased travel costs resulting from the resumption of travel to customers as Covid-19 restrictions eased. The increased costs were primarily offset by reductions in expenses related to information technology and the recovery of bad debt.

Gain on write-off of Accounts Payable

During the year ending December 31, 2022, the Company, reviewed all old outstanding payables that were not paid and based on the statute of limitations, a claim would no longer be enforceable. The Company determined that approximately $317,000 of old payables fell into this category. This adjustment is recorded as Write-off of accounts payable on the accompanying Statement of Operations.

Interest and Financing Costs

Our interest and financing costs for the year ended December 31, 2022 totaled $1,338,000, an increase of $73,000 or 5.8% from $1,265,000 in 2021, as a result of higher interest rates on our Loan Facility during 2022. The average interest rate charged was 4.50% and 3.50% for the years ended December 31, 2022 and 2021, respectively.

Net (Loss) Income

Net loss for the year ended December 31, 2022 was $1,076,000, compared to net income of $1,627,000 for the year ended December 31, 2021, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of December 31, 2022, we have debt service requirements related to:

1)	Our Webster Facility of $18,748,000 consisting of a Revolving Loan of $13,352,000 and a term loan in the amount of $5,396,000.

2)	Related party debt consisting of convertible subordinated note payables of $4,812,000 and subordinated note payables of $1,350,000. This debt is not due until July 1, 2026. We are permitted to make principal payments against this debt in the amount of $250,000 per quarter pursuant to the Third Amendment to the Loan and Security Agreement with Webster, as long as certain conditions are met. On July 14, 2022, a principal payment in the amount of $250,000 was made as the conditions for such payment were met for the first quarter of 2022.

3)	Various equipment leases and contractual obligations related to our normal business.

We have historically met our cash requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our short-term cash requirements over the next twelve months. On May 17, 2022, we entered into the Fourth Amendment to the Loan and Security Agreement with Webster. The purpose of the amendment was to increase the Term Loan to $5,000,000, reduce the monthly principal installments to be made in respect to the term loan and establish a capital expenditure line of credit in the amount of $2,000,000 which we can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures we may make each year. During December 2022 we borrowed $878,000 for a capital expenditure and again in January 2023 we borrowed $739,500 for an additional capital expenditure.

For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any Fiscal Year, we are obligated to pay Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such Fiscal Year. As required, we provided the calculation for the Excess Cash Flow payment of $208,000 for fiscal year ended December 31, 2022 to Webster prior to the April 15, 2023 deadline for such payment. Additionally, we authorized such payment to be made from the Revolving Loan. As of the date of this filing, such payment has not been processed by Webster.

Because we believe that our sales in 2023 will be comparable to those of 2022, we believe our liquidity will remain stable, though our borrowing costs would increase if prevailing interest rates increased or we failed to meet our covenant in the Webster Facility. As a result of recent increases in the federal funds borrowing rate, interest rates and related expense under our Webster Facility are expected to increase from current levels, which could be significant. However, such increases are not expected to materially impact our liquidity. Nevertheless, our liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as a widespread health crisis, the continuation of the war in the Ukraine, the outbreak of another conflict and the ongoing tensions between the United States and China, increases in inflation, disruptions in the labor market and other risks detailed in Part 1, Item 1A of this Annual Report.

In addition to our loan with Webster and Subordinated Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations. Substantially all of these obligations are described in the notes to our financial statements included in this report

Changes in our cash flow during fiscal 2022 are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash provided by (used in)
Operating activities	$448	$4,064
Investing activities	(2,361)	(1,364)
Financing activities	1,567	(4,578)
Net (decrease) increase in cash and cash equivalents	$(346)	$(1,878)

Cash Provided By Operating Activities

Cash provided by or used in operating activities reflects our net income adjusted for certain non-cash items and changes to working capital items.

For the year ended December 31, 2022, net loss of $(1,076,000) and $3,094,000 of non-cash items, consisting primarily of employee and director stock-based compensation of $526,000, amortization of right-of-use assets of $545,000, depreciation of property and equipment of $2,522,000 and Impairment of Goodwill of $163,000 were partially offset by non-cash other income recognized in the amount of $94,000, a reduction in bad debt expense in the amount of $313,000 and accounts payable write-offs in the amount of $317,000. Operating assets and liabilities used cash in the net amount of $1,570,000, consisting primarily of the net increases in inventory, deposits and other assets and prepaid expenses, taxes and other current assets of $2,289,000, $194,000 and $87,000, respectively, and net decreases in operating lease liabilities, customer deposits and deferred payroll tax expense-CARES ACT in the amounts of $686,000, $439,000 and $314,000, which were partially offset by a decrease in accounts receivable of $1,303,000 and an increase in accounts payable in the amount of $1,136,000.

Cash Used In Investing Activities

Cash used in investing activities consists of cash used for capital expenditures for property and equipment.

For the year ended December 31, 2022, cash used in investing activities was $2,361,000. This was primarily for the purchase of state-of-the-art machinery.

Cash Provided by Financing Activities

Cash provided by financing activities consists of the borrowings and repayments under our credit facilities with our senior lender, Webster, increases in and repayments of finance lease obligations and other notes payable.

For the year ended December 31, 2022, cash provided by financing activities was $1,567,000. This was comprised of net borrowings of $916,000 on our Webster revolving loan, increased borrowings of $2,823,000 under the Webster term loan, offset by repayments of $1,609,000 on our Webster term loan, and payments on our financed lease obligations, related party notes and our financed asset note payables in the amounts of $284,000, $250,000 and $9,000, respectively.

CONTRACTUAL OBLIGATIONS

For a discussion of our contractual obligations see “Item 8. Financial Statements and Supplementary Data” – “Note 8. Debt” and “Note 9. Operating Lease Liabilities”.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2022 have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgements and assumptions inherent in these policies could affect our consolidated financial statements:

●	Inventory Valuation, which includes the estimates and methodology used in accounting for the transition of production costs to inventory costs. In our financial statements, inventory is reflected at the lower of cost or net realizable value including write-downs for obsolescence, slow moving and excess inventory; and

●	Income Taxes, which includes the determination of the valuation allowance for deferred tax assets.

See Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a more complete description of our significant accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on that evaluation, the CEO and CFO concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2022, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the required time periods, and that such information is accumulated and communicated to our management to allow timely decisions regarding required.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal controls over financial reporting and include in this Annual Report, as term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act, and include in this Form 10-K a report on management’s assessment of the effectiveness of our internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal controls over financial reporting refers to those policies, procedures and processes that pertain to the maintenance of records that accurately and fairly reflect transactions with respect to our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only in accordance with authorizations of our management; and provide reasonable assurance regarding the prevention and timely detection of unauthorized transactions with respect to our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management relies upon the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in designing a system intended to meet the needs of our Company and provide reasonable assurance for its assessment.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2022, as a result of certain material weaknesses discovered during the course of their review.

In particular, we have outsourced certain IT related functions to a third-party vendor and have identified a material weakness with respect to our IT systems in that we did not design and/or implement primary user access controls and program change management systems over key information technology systems to validate that data produced by the relevant IT systems were complete and accurate and to ensure appropriate segregation of duties to adequately restrict user and privileged access to the financially relevant systems and data to the Company’s personnel. Further, we have identified a material weakness with respect to the activities of such vendor in connection with the design and operation of our IT systems in that because this vendor is unable to provide a SOC 1 (Standard Operating Control) Report, we are unable to verify and validate the effectiveness of the vendor’s control procedures when implementing changes to our IT systems, including systems affecting our financial IT applications and underlying data account records. We also identified a material weakness related to the effectiveness of management’s review controls over the determination if the methodology used in determining the appropriate reserves to be taken with respect to certain excess quantities and slow moving inventory was operating at a level to prevent or detect a potential material misstatement. The Company determined that the estimates used in prior periods could not be substantiated by actual results and updated it methodology. We have also identified a material weakness relating to the effectiveness of management's review controls over the income tax provision in our financial footnotes, such that management's review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in our consolidated financial statements.

We are currently assessing the actions that need to be taken to remedy each of the material weaknesses identified above. With respect to those weaknesses related to the calculation of our inventory reserve and the review of our tax management provision, we intend to promptly establish written controls and operating procedures to address the issue. With respect to the material weaknesses related to our IT systems, we intend to meet with the third-party vendor to determine the actions to be taken to address each of the weaknesses and consider what actions need to be taken if the issues cannot be adequately addressed. Each of the material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended December 31, 2022 which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	58	President and Chief Executive Officer
Michael E. Recca	72	Chief Financial Officer
Michael N. Taglich	57	Chairman of the Board
Robert F. Taglich	56	Director
David J. Buonanno	67	Director
Peter D. Rettaliata	72	Director
Michael Brand	65	Director
Michael D. Porcelain	54	Director

Luciano (Lou) Melluzzo has been our President and Chief Executive Officer since November 15, 2017. He joined our company on September 11, 2017 as Chief Executive Officer. From November 2003 to September 2011, Mr. Melluzzo was employed in various capacities by EDAC Technologies Corporation (“EDAC”) rising to the level of Chief Operating Officer in 2005. EDAC is a designer, manufacturer and distributor of precision aerospace components and assemblies, precision spindles and complex fixturing, tooling and gauging with design and build capabilities, whose shares were then listed on the Nasdaq Capital Market. From September 2011 to November 2015, Mr. Melluzzo was self-employed in the residential real estate redevelopment industry. From November 2015 to January 2017, he was general manager of Polar Corporation, a privately-held company specializing in computer numeric controlled milling and turning of small hardware components for the aerospace industry.

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

Peter D. Rettaliata has been a director of our Company since 2005. He served as our Acting President and Chief Executive Officer from March 2, 2017 to November 15, 2017 and served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years, as the Senior Procurement Officer. Professionally, Mr. Rettaliata has served as the Chairman of “ADDAPT”, an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and Harvard Business School where he completed the PMD Program.

Michael Brand has been a director of our Company since 2012.  He enjoyed a successful 32-year career in aerospace manufacturing primarily focused on jet engines and landing gear. In 2005, he joined Goodrich as President of Goodrich Landing Gear. Prior to joining Goodrich, he had senior management roles at GE Aircraft Engines and Teleflex Aerospace.  Mr. Brand has a BS from Clarkson University, with advanced degrees and certificates from Xavier University and the Wharton School.

Michael Porcelain has been a director of our Company since October 23, 2017. Mr. Porcelain has been a CPA since 1996 and is currently the President and CEO of The Independent Adviser Corporation, a privately held company which operates various internet websites including TheAdviser.com, 1800ADVISER.com and IRSADVISER.com, all of which relate to the financial planning and advisory industries. From 2006 through 2022, Mr. Porcelain served in several executive positions including service as a member of the Board of Directors of Comtech Telecommunications Corp., (“Comtech”) a publicly traded company and a leading global provider of next-generation 911 emergency systems and secure wireless communications technologies. He was appointed Chief Executive Officer of Comtech in January 2022 and President of Comtech in January 2020. He also served as Comtech Chief Operating Officer from October 2018 to January 2022. Prior to holding these positions, he served as Comtech’s Chief Financial Officer from 2006 through 2018, and from 2002 to March 2006, he served as Comtech’s Vice President of Finance and Internal Audit.

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

Michael N. Taglich and Robert F. Taglich are brothers.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to receive compensation for serving as directors and may receive option or stock grants from our company.

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

Board Independence

Our Board of Directors has determined that David Buonanno, Peter Rettaliata, Michael Brand and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

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

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2022.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Taglich	—	63,254	3,763	—	—	—	67,017
Robert Taglich	—	63,254	3,763	—	—	—	67,017
David Buonanno	34,093	—	3,763	—	—	—	37,856
Michael Brand	34,093	—	3,763	—	—	—	37,856
Michael Porcelain	—	52,021	3,763	—	—	—	55,784
Peter Rettaliata	—	37,501	3,763	—	—	—	41,264

(1)	Director fees paid in shares.

Board Meetings; Committees and Membership

The Board of Directors held four meetings during the fiscal year ended December 31, 2022 and each of the directors attended more than 75% of the aggregate of (i) the number of meetings of the Board of Directors and (ii) the number of meetings of all committees of the Board on which such director served.

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

Audit Committee. Messrs. Porcelain, Brand and Buonanno are members of the Audit Committee. Mr. Porcelain serves as Chairman of the Audit Committee and also qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Board has determined that each member of our Audit Committee meets the financial literacy requirements under the Sarbanes-Oxley Act and SEC rules and the independence requirements under NYSE American Rule 803A(2).

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

The Audit Committee held four meetings during fiscal 2022.

Compensation Committee. Our Compensation Committee is composed of Messrs. Rettaliata, Brand and Buonanno.

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

The Compensation Committee held two meetings during fiscal 2022.

Nominating Committee. Our Nominating Committee is composed of Messrs. Rettaliata, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held one meeting during fiscal 2022.

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

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Our code of ethics is available on our website and upon written request to our corporate secretary, we will provide you with a copy, without cost.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2022 and each other executive officer whose compensation for the 2022 fiscal year exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Luciano Melluzzo	2022	352,692	—	—	79,600	101,500	—	10,800	(1)	544,592
President and CEO	2021	350,000	—	—	207,000	148,750	—	10,800	(1)	716,550

Michael Recca	2022	251,921		—	39,800	43,500	—	5,400	(1)	340,621
CFO	2021	249,998	—	—	124,000	67,750	—	5,400	(1)	447,148

(1)	Represents car allowance.

Our executive officers named in the above table do not have employment agreements providing for a fixed term of employment. Both are employees at will, terminable at any time without any severance, other than that payable to employees generally.

Executive Compensation Policies as They Relate to Risk Management

The Compensation Committee and management have considered whether our compensation policies might encourage inappropriate risk taking by the Company’s executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance-based compensation focused on profits as opposed to revenue growth.

The Compensation Committee working with management adopts a plan each year intended to award members of our management including executive officers for meeting or exceeding targeted goals, The Committee believes the amounts to be paid to Messrs. Melluzzo and Recca for services rendered in fiscal 2022 are appropriate in light of the significant improvement in our financial performance 2022.

Equity Awards – 2022

The following table shows the grant of stock option awards to the Named Executive Officers during 2022.

GRANT OF PLAN-BASED AWARDS

		All Other Option Awards: Number of		Grant Date Fair Value
		Securities Underlying		of Stock and Option
Name	Grant Date	Options (#)		Awards ($)
Luciano Melluzzo	4/11/2022	20,000	(1)	$79,600
Michael Recca	4/11/2022	10,000	(1)	$39,800

Each named executive officer was granted options to purchase the number of shares indicated at a price of $8.30 per share during a period ended March 31, 2027.

Outstanding Equity Awards at 2022 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Luciano Melluzzo	6,666	13,334	$8.30	3/31/2027	—	—
	18,000	6,000	12.20	7/31/2026	—	—
	15,000	5,000	13.90	3/31/2026	—	—
	20,000 20,000 27,000	— — —	10.30 8.80 15.00	3/31/2025 1/31/2024 9/30/2024	— — —	— — —

Michael Recca	3,333 12,500 7,500 10,000	6,667 4,166 2,500 —	8.30 12.20 13.90 10.30	3/31/2027 7/31/2026 3/31/2026 3/31/2025	— — — —	— — — —
	9,000	—	8.80	1/31/2024	—	—
	5,000	—	14.20	7/24/2024	—	—

Equity Incentive Plans

We have five equity incentive plans all of which are substantially identical except as to the number of awards which may be granted, pursuant to which we can grant awards with respect to an aggregate of 350,000 shares of our common stock. We have the right to grant awards pursuant to each plan until the tenth anniversary of the date on which it was approved by our stockholders.  The 2022 Equity Incentive Plan authorizes grants as to 100,000 shares and was approved by our stockholders approved in June 22, 2022; the 2017 Equity Incentive Plan authorizes grants as to 120,000 shares and was approved by our stockholders in October 3, 2017; the 2016 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in November 2016, the 2015 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in June 2015, and the 2013 Equity Incentive Plan authorizes grants as to 60,000 shares and was approved by our stockholders approved in July 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of May 10, 2023 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of May 10, 2023, we had outstanding 3,259,367 shares of Common Stock. Except as stated in the table, the address of the holder is c/o our company, 1460 Fifth Avenue, Bay Shore, New York 11706

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent
Michael N. Taglich	678,642	(1)	19.37%
Robert F. Taglich	464,240	(2)	13.45%
Peter D. Rettaliata	31,954	(3)	*
David Buonanno	10,203	(4)	*
Michael Brand	16,651	(5)	*
Michael Porcelain	29,483	(6)	*
Luciano Melluzzo, President and CEO	117,334	(7)	3.49%
Michael Recca, CFO	46,500	(8)	1.41%
All Directors and Executive Officers as a group (8 persons owning shares)	1,369,262	(9)	35.29%

Beneficial Ownership of More Than 5% of Shares:
Richmond Brothers, Inc.	224,238	(10)	6.88	%(10)
David S. Richman	315,396	(10)	9.50	%(10)
Matthew J. Curfman	232,273	(10)	7.06	%(10)

*	Less than 1%

(1)	Includes 410,690 shares owned by Mr. Taglich, 23,995 shares owned by Taglich Brothers, 236,907 shares he may acquire upon conversion of convertible notes (including 17,228 shares which may be acquired by Taglich Brothers), but excluding shares for accrued interest thereon, 1,750 shares he may acquire upon exercise of warrants (including 1,750 shares which may be acquired by Taglich Brothers) and 5,300 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes 242,584 shares owned by Mr. Taglich, 23,995 shares owned by Taglich Brothers, 4,476 shares owned by custodial accounts for the benefit of his children under the NY UGMA, 186,135 shares he may acquire upon conversion of convertible notes (including 17,228 shares that may be acquired by Taglich Brothers), but excluding shares for accrued interest thereon, 1,750 shares he may acquire upon exercise of warrants (including 1,750 shares which may be acquired by Taglich Brothers, and 5,300 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 10,100 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 5,400 shares he may acquire upon exercise of options exercisable within 60 days.

(5)	Includes 10,400 shares he may acquire upon exercise of options exercisable within 60 days.

(6) (7)	Includes 5,400 shares he may acquire upon exercise of options exercisable within 60 days. Includes 107,334 shares he may acquire upon exercise of options exercisable within 60 days.

(8)	Represents shares he may acquire upon exercise of options exercisable within 60 days.

(9)	Includes 423,042 shares that may be acquired upon conversion of convertible notes, 1,750 shares that may be acquired upon exercise of warrants and 195,734 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

(10)	The information set forth below is based on the amended Schedule 13D filed with the SEC and the Company on October 22, 2021 reflecting ownership as of that date. By virtue of their Joint Filing Agreement, dated October 9, 2018, the persons and entities affirm their membership in a group under SEC Rule 13d-5(b) and the group is deemed to beneficially own all of the shares beneficially owned by the group members. The beneficial ownership of each of the group members was disclosed as follows, based upon 3,259,367 shares outstanding:

	Sole Voting Power		Shared Voting Power	Sole Dispositive Power		Shared Dispositive Power		Total		Percent
Richmond Brothers, Inc.(a)	—		—	—		224,238	#	224,238	#	6.88%

RBI Private Investment II, LLC	1,534		—	1,534		—		1,534		*

RBI Private Investment III, LLC	82,506	+	—	82,506	+	—		82,506	+	2.53%

RBI PI Manager, LLC(b)	84,040	+	—	84,040	+	—		84,040	+	2.58%

Richmond Brothers 401(k) Profit Sharing Plan	7,120		—	7,120		—		7,120		*

David S. Richmond(c)	84,040	+	7,120	84,040	+	224,238	#	315,396	+#	9.68%

Matthew J. Curfman(d)	916		7,120	916		224,238	#	232,273	#	7.13%

(a)	Held as investment advisor to certain separately managed accounts.

(b)	Includes the shares owned by RBI Private Investment II, LLC and RBI Private Investment III, LLC.

(c)	Sole voting and dispositive power includes shares owned by Mr. Richmond directly and by RBI Private Investment II, LLC and RBI Private Investment III, LLC. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

(d)	Sole voting and dispositive power includes shares owned by Mr. Curfman. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

#	Includes 31,200 shares which may be acquired upon exercise of warrants.
+	Includes 28,000 shares which may be acquired upon exercise of warrants.
*	Less than 1 percent

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

There were no transactions completed by us since January 1, 2022, in which the amount involved exceeded $120,000 and in which any related person has a direct or indirect material interest, except that during 2022 we paid $250,000 to Michael Taglich in respect of amounts due Mr. Taglich pursuant to a subordinated note. There are no transactions currently proposed by us in which a related party has a direct or indirect financial interest in which the amount involved exceeds $120,000.

Board Independence

Our Board of Directors has determined that David Buonanno, Peter Rettaliata, Michael Brand and Michael Porcelain are “independent directors” within the meaning of NYSE American Rule 803A(2).

Item 14.  Principal Accountant Fees and Services

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Marcum LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee considered the role of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. in providing tax and audit services and other permissible non-audit services to us while it was serving as our auditor and concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

On March 28, 2022, we reported that Rotenberg Meril Solomon Bertiger & Guttilla, P.C., Certified Public Accountants (“Rotenberg”) which had served as our independent registered public accounting firm since 2008, combined with Marcum LLP (“Marcum”) and became a wholly-owned subsidiary of Marcum. We engaged Marcum to serve as our independent registered public accounting firm for the year ended December 31, 2022, and it began serving as our independent registered public accounting firm beginning with the review of our Report on Form 10-Q for the quarter ending June 30, 2022.

During fiscal year 2022, the aggregate fees which we were billed by Marcum for professional services were as follows:

Year Ended December 31, 2022
Audit Fees(1)	$340,000
Audit Related Fees(2)	21,000
Tax Fees(3)	67,000

$428,000

During fiscal year 2021 and the first quarter of fiscal year 2022, the aggregate fees which we were billed by Rotenberg for professional services were as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Audit Fees(1)	$45,000	$344,000
Audit Related Fees(2)	-	3,000
Tax Fees(3)	-	65,000

	$45,000	$412,000

(1)	Fees for services to perform our annual audit of financial statements, review of financial statements included in our quarterly filings included in Form 10-Q, and fees for services that are normally provided by the accountant for statutory and regulatory filings. This category includes fees for services rendered that only the auditor reasonably can provide, including comfort letters, consents, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations billed as audit services. The annual audit fee included in this category was $250,000 and $250,000 for 2022 and 2021, respectively. The balance of the fees in this category were for the reviews of our quarterly financial statements.
(2)	Fees for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as due diligence services related to mergers and acquisitions, accounting consultation and audits in connections with acquisitions, consultation concerning financial accounting and reporting standards not classified as audit fees and attest services not required by statute or regulation.
(3)	Fees for tax compliance, tax advice and planning. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements of Air Industries Group for the Year ended December 31, 2022 and 2021.

(b)	The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada Corporation.

Exhibit No.	Description

3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

3.4	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

3.5	Certificate of Change filed with the Secretary of State of Nevada to effectuate reverse stock split (incorporated herein by reference to Exhibit 3.01 to the Company’s Report on Form 8-K filed October 18, 2022).

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020).

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

10.5	Second Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021)

10.6	Third Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2021)

10.7	Fourth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2022).

10.8	Purchase Agreement with the Purchasers dated January 15, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.9	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.10	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.11	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

10.12	2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-264738) filed May 6, 2022).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1	Consent of Marcum LLP

23.2	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2023

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael E. Recca
Michael E. Recca Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on May 16, 2023 in the capacities indicated.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Air Industries Group (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with the accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, the 2021 financial statements have been revised to correct certain previously issued disclosures related to the reconciliation of the Company’s income tax rate for the year ended December 31, 2021 and the components of the Company’s deferred tax assets and liabilities and valuation allowance as of December 31, 2021 and 2020. The financial statements of the Company for the year ended December 31, 2021, before the effects of the adjustments to correct the errors discussed in Note 16 to the financial statements, were audited by other auditors whose report, dated March 25, 2022, expressed an unqualified opinion on those statements. We have also audited the adjustments described in Note 16 that were applied to revise the 2021 financial statements to correct the errors. In our opinion, such adjustments are appropriate and have been properly applied. Except for the corrections to revise the tax footnote we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, other than stated above and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements taken as a whole.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

The Company’s revenue from contracts with customers is recognized at a point in time when the customer obtains control of the product, which is generally upon the delivery and acceptance by the customer. If the contracts, with customers in which the Company satisfies its promise to the customer to provide a service or product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company would be required to recognize revenue over time as it satisfies the performance obligation.

The Company evaluates each revenue generating contract to determine whether or not they are entitled to a profit should the contract be terminated, whether or not there is an alternative use for the product upon contract termination and whether or not there are any contractual restrictions which would prohibit the Company from selling the product elsewhere (alternative use) upon contract termination.

How We Addressed the Matter in Our Audit

Auditing management’s evaluation of contracts with customers required extensive audit effort due to the judgment required to analyze the terms and conditions of the Company’s various customer contracts given that such terms and conditions may be nonstandard. This included the identification and determination of the performance obligations and the assessment of whether a product has alternative use.

Our audit procedures included obtaining an understanding of the Company’s revenue recognition process which included an analysis of the distinct performance obligations and a review of the conclusion as to whether revenue from such performance obligations should be recognized over time or at a point in time.

We performed procedures to test the identification and determination of the performance obligations and the timing of revenue recognition which included, among others, reading a sample of executed contracts and purchase orders to understand the contract and performing an independent assessment of the identification of distinct performance obligations.

We performed procedures to test whether or not the Company is entitled to a profit should the contract be terminated, whether or not there is an alternative use for the product upon contract termination and whether or not there are any contractual restrictions which would prohibit the Company from selling the product elsewhere (alternative use) upon contract termination.

Inventory Valuation Reserve

Description of the Matter

As described in Note 4 to the financial statements, the Company’s net inventory balance of approximately $31.8 million included a reserve for obsolete and excess inventory of approximately $4.0 million at December 31, 2022. The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining this estimate, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory. This requires management to make significant estimates and assumptions in order to estimate the amount necessary to adjust to net realizable value as a result of obsolescence or slow-moving inventory. Changes in the assumptions could have a significant impact on the valuation of inventory.

How We Addressed the Matter in Our Audit

Auditing management’s inventory valuation process including its impairment procedures required extensive auditor effort due to the judgment required to analyze the Company’s methodology in determining excess quantities and slow-moving goods.

Our audit procedures included obtaining an understanding of the Company’s inventory valuation process including the identification of excess quantities and slow-moving goods and the potential impairment to net realizable value.

We performed procedures to test the identification and determination of excess quantities and slow-moving goods. We traced the movement of a sample of goods to the respective transaction history detail reports of such goods to ensure that excess quantities and slow-moving goods were properly identified and potentially impaired. We tested the completeness and accuracy of the Company’s inventory reserve reports specifically related to the identification and determination of excess quantities and slow-moving goods and impairment.

We have served as the Company’s auditor since 2008 (such date takes into account the acquisition of Rotenberg Meril Solomon Bertiger &Guttilla, P.C., by Marcum LLP effective February 1, 2022).

/s/ Marcum LLP

Marcum LLP

Saddle Brook, New Jersey

May 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited, before the effects of the adjustment for the correction of the errors described in Note 16, the accompanying consolidated balance sheet of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, except for the errors described in Note 16, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 16, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditors from 2008 to 2022.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Saddle Brook, New Jersey

March 25, 2022

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$281,000	$627,000
Accounts Receivable, Net of Allowance for Doubtful Accounts of $281,000 and $594,000	9,483,000	10,473,000
Inventory	31,821,000	29,532,000
Prepaid Expenses and Other Current Assets	307,000	226,000
Contract Costs Receivable	296,000	-
Prepaid Taxes	28,000	22,000
Total Current Assets	42,216,000	40,880,000

Property and Equipment, Net	8,593,000	8,404,000
Operating Lease Right-Of-Use-Assets	2,473,000	3,018,000
Deferred Financing Costs, Net, Deposits and Other Assets	532,000	960,000
Goodwill	-	163,000

TOTAL ASSETS	$53,814,000	$53,425,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt - Current Portion	$14,477,000	$14,112,000
Accounts Payable and Accrued Expenses	7,542,000	6,723,000
Operating Lease Liabilities - Current Portion	778,000	686,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	781,000	1,470,000
Liability Related to the Sale of Future Proceeds from Disposition of Subsidiary	-	59,000
Deferred payroll tax liability - CARES Act	-	314,000
Total Current Liabilities	23,616,000	23,402,000

Long Term Liabilities
Debt - Net of Current Portion	4,629,000	2,838,000
Subordinated Notes Payable - Related Party	6,162,000	6,412,000
Operating Lease Liabilities - Net of Current Portion	2,463,000	3,241,000
Deferred Gain on Sale - Net of Current Portion	105,000	143,000
TOTAL LIABILITIES	36,975,000	36,036,000

Commitments and Contingency (see Note 13)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both December 31, 2022 and December 31, 2021.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 Shares, 3,247,937 and 3,212,801 Shares Issued and Outstanding as of December 31, 2022 and December 31, 2021, respectively	3,000	3,000
Additional Paid-In Capital	82,446,000	81,920,000
Accumulated Deficit	(65,610,000)	(64,534,000)
TOTAL STOCKHOLDERS’ EQUITY	16,839,000	17,389,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,814,000	$53,425,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations

For the Years Ended December 31,

	2022	2021
Net Sales	$53,238,000	$58,939,000

Cost of Sales	45,786,000	48,686,000

Gross Profit	7,452,000	10,253,000

Operating Expenses	7,646,000	7,766,000

(Loss) Income from Operations	(194,000)	2,487,000

Interest and Financing Costs	(851,000)	(805,000)

Interest Expense - Related Parties	(487,000)	(460,000)

Other Income, Net	139,000	405,000

Gain on write-off of accounts payable	317,000	-

(Loss) Income before Provision for Income Taxes	(1,076,000)	1,627,000

Provision for Income Taxes	-	-

Net (Loss) Income	$(1,076,000)	$1,627,000

(Loss) Income per share – Basic	$(0.33)	$0.51
(Loss) Income per share – Diluted	$(0.33)	$0.45

Weighted Average Shares Outstanding – basic	3,227,116	3,204,937
Weighted Average Shares Outstanding – diluted	3,227,116	3,642,418

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	3,190,698	$3,000	$81,267,000	$(66,161,000)	$15,109,000

Common Stock issued for directors fees	16,981	-	210,000	-	210,000
Stock Options exercised	5,122	-	-	-	-
Stock Compensation Expense	-	-	443,000	-	443,000
Net Income	-	-	-	1,627,000	1,627,000
Balance, December 31, 2021	3,212,801	$3,000	$81,920,000	$(64,534,000)	$17,389,000

Common Stock issued for directors fees	27,849	-	216,000	-	216,000
Common Stock issued in conjunction with reverse split	7,287	-	-	-	-
Stock Compensation Expense	-	-	310,000	-	310,000
Net Loss	-	-	-	(1,076,000)	(1,076,000)
Balance, December 31, 2022	3,247,937	$3,000	$82,446,000	$(65,610,000)	$16,839,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31,

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,076,000)	$1,627,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	2,522,000	2,803,000
Non-cash employee compensation expense	310,000	443,000
Non-cash directors compensation	216,000	210,000
Non-cash other income recognized	(94,000)	(326,000)
Non-cash interest expense	35,000	98,000
Non-cash gain on accounts payable write-off	(317,000)	-
Amortization of Right-of-Use Assets	545,000	492,000
Deferred gain on sale of real estate	(38,000)	(38,000)
Bad debt recovery	(313,000)	(86,000)
Loss on impairment of goodwill	163,000	-
Amortization of deferred financing costs	65,000	150,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,303,000	(1,589,000)
Inventory	(2,289,000)	2,588,000
Prepaid expenses and other current assets	(81,000)	(53,000)
Prepaid taxes	(6,000)	(7,000)
Deposits and other assets	(194,000)	(193,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,136,000	(1,594,000)
Operating lease liabilities	(686,000)	(701,000)
Customer deposits	(439,000)	553,000
Deferred payroll tax liability - CARES Act	(314,000)	(313,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	448,000	4,064,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,361,000)	(1,364,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,361,000)	(1,364,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) revolving loan - Webster Bank	916,000	(3,193,000)
Proceeds from note payable - term note - Webster Bank	2,823,000	-
Payments of term note - Webster Bank	(1,609,000)	(1,371,000)
Payment of deferred finance costs	(20,000)
Payment of subordinated notes payable - related party	(250,000)	-
Payments of finance lease obligations	(284,000)	(5,000)
Payments of loan payable - financed asset	(9,000)	(9,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,567,000	(4,578,000)

NET DECREASE IN CASH	(346,000)	(1,878,000)
CASH AT BEGINNING OF YEAR	627,000	2,505,000
CASH AT END OF YEAR	$281,000	$627,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows For the Years Ended December 31, (Continued)

	2022	2021
Supplemental cash flow information
Cash paid during the year for interest	$1,295,000	$1,206,000
Cash paid during the year for taxes	$6,000	$7,000

Supplemental disclosure of non-cash investing and financing activities
Acquisition of financed lease asset	$350,000	$-
Capitalization of related party note interest to principal	$-	$400,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the year ended December 31, 2022 and 2021, the accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Principal Business Activity

The Company is a Tier 1 or Tier 2 manufacturer of precision assemblies and components for mission-critical aerospace and defense applications and a prime contractor to the U.S. Department of Defense. The Company’s AIM and NTW subsidiaries manufacture flight critical or flight safety aircraft components including landing gear, arresting gear, flight controls, primarily for military aircraft, including the UH-60 Helicopter, the E2-D, and F-35, F-18 fighter aircraft, and the Pratt & Whitney Geared Turbofan jet engine. Sterling manufactures components used in jet engines of military and commercial aircraft and ground power turbine engines. The Company’s primary customers are large publicly traded companies including the four largest suppliers to the US Department of Defense.

Basis of Presentation

The accompanying consolidated financial statements of the Company included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.

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

In recent years the Company integrated and consolidated the business of AIM and NTW into one facility on Long Island and the operations of its CMS and TEC segments have become increasingly integrated. The Company also made significant capital expenditures and all of its operations now share the same manufacturing facilities and use most, if not all, of the same sales and marketing functions. The Company made these changes to take advantage of the long-term growth opportunities it sees in the aerospace and defense market. In early fiscal 2022, the Company further changed its management approach and is now making decisions about resources to be allocated and assesses performance based on one integrated business rather than two reporting segments. As such, effective with the fiscal quarter ended March 31, 2022, the Company is presenting its operations as one reportable operating segment.

Liquidity

At each reporting period, management evaluates whether there are conditions or events that raise any substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if management concludes that if substantial doubt exists about the Company’s ability to continue as a going concern provided that such doubt is not alleviated by the Company’s plans or when the Company’s plans alleviate substantial doubt about its ability to continue as a going concern. This evaluation entails analyzing prospective operating budgets and forecasts for expectations regarding cash needs and comparing those needs to the current cash and cash equivalent balance and expectations regarding cash to be generated over the following year.

The global outbreak of COVID-19 negatively impacted the Company’s revenues, earnings and operating cash flows in 2020. While operations substantially returned to normal in fiscal 2021 and 2022, there remains some substantial issues and problems receiving raw materials and prompt processing of its products.

With fiscal 2022 now completed and the Company continuing to see the benefits from its recent investments in machinery and equipment, management believes the Company will continue to improve its liquidity. During 2022, the Company generated $448,000 of cash from operating activities. Based on the Company’s current best estimates of fiscal 2023 and first half of fiscal 2024 sales, confirmed orders from existing backlog and expected orders from existing and new customers expected timing of future cash receipts and expenditures and the Company’s ability to access additional liquidity, if needed, the Company firmly believes it will have adequate cash to support operations through at least one year from the date of the accompanying financial statements are issued.

Reverse Stock Split

On October 4, 2022, the Company announced a reverse stock split of its authorized, issued and outstanding shares of common stock at a ratio of 1-for-10. The reverse stock split was effective on October 18, 2022, and its common stock began trading on a post-split-adjusted basis at that time. All share and per share amounts of its common stock presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split. As result of the reverse stock split there were no fractional shares issued and all holders were rounded up to the next whole share. See Note 11 – Stockholders’ Equity for more information.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company generally purchases raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. It occasionally produces larger more complex products, such as landing gear, in excess of purchase order quantities in anticipation of future purchase order demand, when it is economically advantageous to do so, since historically this excess has been used in fulfilling future purchase orders. The Company purchases supplies and materials useful in a variety of products as deemed necessary even though orders have not been received. The Company periodically evaluates inventory items that are not secured by purchase orders and establishes write-downs to estimated net realizable value. The Company writes-down inventory to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value.

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

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and recorded in other current assets and amortized using the effective interest method over the term of the related debt. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt and also amortized using the effective interest method over the term of the related debt. The amortization of financing costs is included in interest and financing costs in the Consolidated Statements of Operations.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company expects to collect the receivable in the next twelve months. Contract costs receivable totals $296,000 and $0 as of December 31, 2022 and 2021, respectively.

Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

Revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). In evaluating our contracts with our customers, we have determined that there is no future performance obligation once delivery has occurred.

Our revenue is generated from fixed-price contracts. Under fixed-price contracts, we agree to perform the specified work for a pre-determined price, which we estimate during the bidding process before the contract is awarded. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We evaluate the products promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Our contracts are typically accounted for as one performance obligation. We classify net sales as products on our consolidated statements of operations based on the predominant attributes of the performance obligations.

We determine the transaction price for each contract based on the consideration we expect to receive for the products being provided under the contract.

At the inception of a contract, we estimate the transaction price based on our current rights and do not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Contracts can be subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, modifications to our contracts are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Therefore, such modifications are accounted for as if they were part of the existing contract and recognized as a cumulative adjustment to revenue.

We recognize revenue at the point in time in which the performance obligation is fully satisfied. This is fully satisfied when the product has shipped, which is the point in time the customer obtains control of the product and we no longer maintain control of the product.

The Company’s rights to payments for goods transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 75 days.

Payments received in advance from customers are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in our customer purchase orders often provide for liquidated damages in the event that a stop work or contract termination order is issued prior to final delivery. While the products we manufacture are specific to the type of aircraft that they are used on, there are alternate customers that can acquire and utilize these products. The Company utilizes a Returned Merchandise Authorization or RMA process for determining whether to accept returned products. Customer requests to return products are reviewed by the contracts department and if the request is approved, a credit is issued upon receipt of the product. Net sales represent gross sales less these returns and allowances.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon the shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At December 31, 2022 and 2021, customer deposits were $781,000 and $1,470,000 respectively. The Company recognized revenue of $440,000 during year ended December 31, 2022, that was included in the customer deposits balance as of December 31, 2021. The Company recognized revenue of $507,000 during the year ended December 31, 2021, that was included in the customer deposits balance of $917,000 as of December 31, 2020.

Backlog

Backlog represents executed non-cancellable contracts that represent firm purchase orders that are deliverable over the next 18-month period. As of December 31, 2022, backlog relating to remaining performance obligations in contracts was approximately $60,000,000. The Company expects to recognize revenue amounts in future periods related to these remaining performance obligations as follows: approximately $22,500,000 to $26,500,000 from January 1, 2023 - June 30, 2023, and approximately $15,000,000 to $18,000,000 from July 1, 2023 through December 31, 2023. This expectation assumes that raw material suppliers and outsourced processing is completed and delivered on-time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales pursuant to contracts that are not currently in backlog.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are the allowance for doubtful accounts, useful lives of property and equipment, provisions for obsolescence, excess and slow moving inventory, accrued expenses and income taxes, which includes the determination of the valuation allowance for deferred tax assets. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived from a small number of customers for U.S. Military Aviation.

There were four customers that represented 76.5% of total sales, and three customers that represented 75.4% of total sales for the years ended December 31, 2022 and 2021, respectively. This is set forth in the table below.

Customer	Percentage of Sales
	2022	2021

1	29.3%	37.2%
2	21.4%	25.7%
3	14.3%	12.5%
4	11.5%	*

*	Customer was less than 10% of sales for the year-ended December 31, 2021

There were three customers that represented 70.3% of gross accounts receivable and three customers that represented 74.7% of gross accounts receivable at December 31, 2022 and 2021, respectively. This is set forth in the table below.

	Percentage of Receivables
	December 31,	December 31,
Customer	2022	2021

1	33.1%	50.3%
2	23.6%	12.7%
3	13.6%	**
4	*	11.7%

*	Customer was less than 10% of accounts receivable at December 31, 2022

**	Customer was less than 10% of accounts receivable at December 31, 2021

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022 and 2021:

Product	December 31, 2022	December 31, 2021

Military	$43,993,000	$51,559,000
Commercial	9,245,000	7,380,000

Total	$53,238,000	$58,939,000

Cash

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740 which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Subtopic provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (Loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For purposes of calculating diluted earnings (loss) per common share, the numerator includes net income (loss) plus interest on convertible notes payable assumed converted as of the first day of the period. The denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method and convertible notes payable using the if-converted method.

The following is the calculation of income applicable to common stockholders utilized to calculate the numerator for EPS:

	December 31,	December 31,
	2022	2021

Net (Loss) Income – Basic	$(1,076,000)	$1,627,000
Add: Convertible Note Interest for Potential Note Conversion	-	322,000
Add: Convertible Note debt discount for Potential Note Conversion	-	-

Net (Loss) Income used to calculate diluted earnings per share	$(1,076,000)	$1,949,000

The following is a reconciliation of the denominators of basic and diluted EPS computations:

	December 31,	December 31,
	2022	2021

Weighted average shares outstanding used to compute basic earnings per share	3,227,116	3,204,937
Effect of dilutive stock options and warrants	-	31,737
Effect of dilutive convertible notes payable	-	405,743
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	3,227,116	3,642,417

Per share amount – basic	$(0.33)	$0.51
Per share amount – diluted	$(0.33)	$0.45

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2022	2021

Stock Options	245,466	118,350
Warrants	28,000	122,721
	273,466	241,071

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $310,000 and $443,000 for the years ended December 31, 2022 and 2021, respectively. Stock compensation expense for directors amounted to $216,000 and $210,000 for the years ended December 31, 2022 and 2021, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying Consolidated Statements of Operations.

Goodwill

Goodwill represented the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $163,000 at December 31, 2021 related to the acquisition of NTW.

The Company accounts for the impairment of goodwill under the provisions of ASU 2017-04 (“ASU 2017-04”), “Intangibles Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company performed impairment testing for goodwill annually, or more frequently when indicators of impairment existed.

The Company determined that the goodwill was fully impaired at December 31, 2022. The impairment charge of $163,000 is included in operating expenses in the Consolidated Statement of Operations.

Freight Out

Freight out is included in operating expenses and amounted to $162,000 and $135,000 for the years ended December 31, 2022 and 2021, respectively.

Leases

In accordance with FASB ASC 842, “Leases” (“ASC 842”), the Company records a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classifies them as either operating or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether the Company obtains the right to substantially all the economic benefit from the use of the asset, and whether the Company has the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under practical expedient. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rate within our operating leases are generally not determinable and, therefore, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

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

Note 3. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31, 2022	December 31, 2021

Accounts Receivable Gross	$9,764,000	$11,067,000
Allowance for Doubtful Accounts	(281,000)	(594,000)
Accounts Receivable Net	$9,483,000	$10,473,000

The allowance for doubtful accounts for the years ended December 31, 2022 and 2021 is as follows:

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
	Year	Expenses	Reserves	Year
Year ended December 31, 2022 Allowance for Doubtful Accounts	$594,000	$16,000	$329,000	$281,000
Year ended December 31, 2021 Allowance for Doubtful Accounts	$964,000	$134,000	$504,000	$594,000

Note 4. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2022	2021

Raw Materials	$4,198,000	$3,410,000
Work In Progress	20,848,000	20,926,000
Finished Goods	10,748,000	8,350,000
Reserve	(3,973,000)	(3,154,000)
Total Inventory	$31,821,000	$29,532,000

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2022	2021

Land	$300,000	$300,000
Buildings and Improvements	1,789,000	1,723,000
Machinery and Equipment	23,566,000	22,013,000
Finance Lease ROU Assets - Machinery and Equipment	375,000	375,000
Tools and Instruments	13,744,000	12,866,000
Automotive Equipment	266,000	200,000
Furniture and Fixtures	290,000	290,000
Leasehold Improvements	941,000	882,000
Computers and Software	604,000	583,000
Total Property and Equipment	41,875,000	39,232,000
Less: Accumulated Depreciation	(33,282,000)	(30,828,000)
Property and Equipment, net	$8,593,000	$8,404,000

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $2,522,000 and $2,803,000, respectively. Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense for 2022 and 2021. Accumulated depreciation on these assets was approximately $0 and $36,000 as of December 31, 2022 and 2021, respectively.

Note 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses at December 31, are detailed as follows:

	December 31, 2022	December 31, 2021

Accounts Payable	$6,442,000	$5,460,000
Accrued Payroll	674,000	852,000
Accrued Expenses - other	426,000	411,000
Accounts Payable and accrued expenses	$7,542,000	$6,723,000

During the year ending December 31, 2022, the Company, reviewed all old outstanding payables that were not paid and based on the statute of limitations, a claim would no longer be enforceable. The Company determined that approximately $317,000 of old payables fell into this category. This adjustment is recorded as Write-off of accounts payable on the accompanying Statement of Operations.

Note 7. SALE AND LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $143,000 and $181,000 as of December 31, 2022 and 2021, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions.”

Simultaneous with the closing of the sale of the Bay Shore Property, the Company entered into a 20-year triple- net lease (the “Lease”) expiring in September 2026 with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the purchaser $89,000 as security for the performance of its obligations under the Lease. In addition, at December 31, 2021, the Company had on deposit $150,000 with the purchaser as security for the completion of certain repairs and upgrades to the Bay Shore Property. In 2020, the landlord utilized the amounts on deposit to install air conditioning throughout the manufacturing facility. At December 31, 2022, this amount was included in the caption Deferred Finance costs, Net, Deposit and Other Assets in the accompanying Consolidated Balance Sheets. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the purchaser customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 9 – Operating Lease Liabilities.

Note 8. Debt

Debt consists of the following:

	December 31,	December 31,
	2022	2021

Revolving loan to Webster Bank (“Webster”)	$13,352,000	$12,456,000
Term loan, Webster	5,396,000	4,192,000
Finance lease obligations	328,000	263,000
Loans payable - financed assets	30,000	39,000
Related party notes payable	6,162,000	6,412,000
Subtotal	25,268,000	23,362,000
Less: Current portion	(14,477,000)	(14,112,000)
Long Term Portion	$10,791,000	$9,250,000

Webster Bank (F/K/A Sterling National Bank) (“Webster”)

The Company has a loan facility (“Webster Facility”) with Webster Bank that expires on December 30, 2025. The Webster Facility, which was entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), a $5,000,000 term loan (“Term Loan”) and a $2,000,000 Equipment Line of Credit, which as it is drawn upon is added to the balance of the Term Loan.

As of December 31, 2022, there was $1,122,000 remaining available under the equipment line of credit. The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2023	$1,037,000
December 31, 2024	840,000
December 31, 2025	3,584,000
Webster Term Loan payable	5,461,000
Less: debt issuance costs	(65,000)
Total Webster Term Loan payable, net of debt issuance costs	5,396,000
Less: Current portion of Webster Term Loan payable	(1,037,000)
Total long-term portion of Webster Term Loan payable	$4,359,000

As of December 31, 2022, our debt to Webster in the amount of $18,748,000 consisted of the Webster Revolving Loan in the amount of $13,352,000 and the Webster term loan in the amount of $5,396,000 which includes $878,000 of what was drawn on the equipment line of credit.

Interest expense related to the Webster Facility amounted to approximately $780,000 and $704,000 for the years ended December 31, 2022 and 2021, respectively.

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

In June 2021, the Company entered into the Second Amendment to the Webster Facility, which clarified the definition and calculation of Excess Cash Flow, and to confirm the due date of the required payment of the Excess Cash Flow. For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such fiscal year. In connection with these changes, the Company paid an amendment fee of $10,000. The Company made Excess Cash Flow payments of $558,750 in 2021 (for the fiscal year ended December 31, 2020) and $854,000 in April 2022 (for fiscal year ended December 31, 2021). As required, the Company provided the calculation for the Excess Cash Flow payment of $208,000 for fiscal year ended December 31, 2022 to Webster prior to the April 15, 2023 deadline for such payment. Additionally, the Company authorized such payment to be made from the Revolving Loan. As of the date of this filing such payment has not been processed by Webster.

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

On May 17, 2022, the Company entered into the Fourth Amendment to the Webster Facility (“Fourth Amendment”). The purpose of the amendment was to increase the Term Loan to $5,000,000, generating proceeds of $1,945,000, reduce the monthly principal installments to be made in respect to the term loan, and establish a capital expenditure line of credit in the amount of $2,000,000 which the Company can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures that the Company may make each year. The principal payments are $59,524 per month commencing in June 2022 with a balloon payment due on December 30, 2025. In connection with these changes, the Company paid an amendment fee of $20,000.

On December 15, 2022, the Company made a draw against the capital expenditure line of credit in the amount of $877,913. The principal payments are $10,451 per month commencing in February 2023 with a balloon payment due on December 30, 2025.

On January 4, 2023, the Company made an additional draw against the capital expenditure line of credit in the amount of $739,500. The principal payments are $8,804 per month commencing in March 2023 with a balloon payment due on December 30, 2025.

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 4.50% and 3.50% for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Company was in compliance with all financial loan covenants. However, the Company was in default of its covenant to provide its audited financial statements to Webster bank within ninety (90) days of its fiscal year end. The Company has subsequently received a waiver from the bank for this default.

Finance Lease Obligations

The Company entered into a finance lease in November of 2022 for the purchase of new manufacturing equipment. The obligation for the finance lease totaled $328,000 as of December 31, 2022. The lease has an imputed interest rate of 7.48% per annum and is payable monthly with the final payment due in September of 2026.

The Company entered into a finance lease in December of 2021 for the purchase of new manufacturing equipment. The obligation for the finance lease totaled $0 and $263,000 as of December 31, 2022 and 2021, respectively. The lease had an imputed interest rate of 4.2% per annum and was payable monthly with the final payment due on December 17, 2026. In connection with the Fourth Amendment to the Webster Facility, this finance lease was paid in full.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Finance Lease cost:
Amortization of ROU assets	$-	$36,000
Interest on lease liabilities	2,182	-
Total Lease Costs	$2,182	$36,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$284,000	$5,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease ROU asset	$350,000	$-

	December 31,	December 31,
	2022	2021

Weighted Average Remaining Lease Term - in years	3.9	5.0
Weighted Average Discount rate - %	7.48%	4.20%

As of December 31, 2022, the aggregate future minimum Finance lease payment, including imputed interest are as follows:

For the year ending	Amount
December 31, 2023	$100,000
December 31, 2024	100,000
December 31, 2025	100,000
December 31, 2026	77,000
Total future minimum finance lease payments	377,000
Less: imputed interest	(49,000)
Less: Current portion	(79,000)
Long-term portion	$249,000

Loans Payable – Financed Assets

The Company financed the purchase a delivery vehicle in July 2020. The loan obligation totaled $30,000 and $39,000 as of December 31, 2022 and 2021, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2023	$9,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31, 2026	3,000
Loans Payable - financed assets	30,000
Less: Current portion	(9,000)
Long-term portion	$21,000

Related Party Notes Payable

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable with Michael and Robert Taglich. These notes resulted in proceeds to the Company totaling $6,550,000. In connection with these notes, Michael and Robert were issued a total of 35,508 shares of common stock and Taglich Brothers, Inc. was issued promissory notes totaling $554,000 for placement agency fees. At December 31, 2020, related party notes payable totaled $6,012,000 and accrued interest totaled $400,000.

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

During the year ended December 31, 2022, a principal payment of $250,000 was made against the Subordinated Notes due to Michael Taglich. This payment was made pursuant to the conditions set forth in the Third Amendment to the Webster Facility.

The note holders and the principal balance of the notes of December 31, 2022 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Interest expense for the years ended December 31, 2022 and 2021 on all related party notes payable was $487,000 and $460,000, respectively. Approximately $2,732,000 of these notes have an annual rate of interest of 6%, $2,080,000 have an annual interest rate of 7% and $1,600,000 have an annual interest rate of 12%.

Note 9. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Operating lease cost:	$972,000	$1,069,000
Total lease cost	$972,000	$1,069,000

Other Information
Cash paid for amounts included in the measurement lease liability:
Operating cash flow from operating leases	$1,006,000	$977,000

	December 31,	December 31,
	2022	2021
Weighted Average Remaining Lease Term - in years	3.64	4.53
Weighted Average discount rate - %	8.89%	8.89%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
December 31, 2023	$1,038,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	729,000
Total future minimum lease payments	3,829,000
Less: discount	(588,000)
Total operating lease maturities	3,241,000
Less: current portion of operating lease liabilities	(778,000)
Total long term portion of operating lease maturities	$2,463,000

Note 10. LIABILITY RELATED TO THE SALE OF FUTURE PROCEEDS FROM DISPOSITION OF SUBSIDIARY

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

The Company recognized $94,000 and $326,000 of non-cash income for the years ended December 31, 2022 and 2021, respectively, reflected in “other income, net” on the Consolidated Statements of Operations and recorded $35,000 and $98,000 of related non-cash interest expense related to the Purchase Agreement for the years ended December 31, 2022 and 2021, respectively.

The table below shows the activity within the liability account for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Liabilities related to sale of future proceeds from disposition of subsidiaries - beginning balance	$59,000	$322,000
Non-Cash other income recognized	(94,000)	(360,000)
Non-Cash interest expense recognized	35,000	97,000
Liabilities related to sale of future proceeds from disposition of subsidiary - ending balance	-	59,000
Less: unamortized transaction costs	-	(3,000)
Liability related to sale of future proceeds from disposition of subsidiary, net	$-	$56,000

Note 11. STOCKHOLDERS’ EQUITY

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

Common Stock – Issuances of Securities

The Company issued 27,849 and 16,981 shares totaling $216,000 and $210,000 for the years ended December 31, 2022 and 2021, respectively. Additionally, the Company issued 5,122 shares of common stock upon the cashless exercise of stock options during the year ended December 30, 2022.

During the first quarter of 2023, the Company issued 12,331 shares of common stock in payment of directors’ fees totaling $54,000.

Note 12. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Substantially the entire workforce at AIM is subject to a union contract with the United Service Workers Union TUJAT Local 355, EIN 11-1772919 (the “Union”). The Agreement was renewed as of December 31, 2021 and expires on December 31, 2024 and covers all of AIM’s production personnel, of which there are approximately 131 people. AIM is required to make a monthly contribution to each of the Union’s United Welfare Fund and the United Services Worker’s Security Fund. This is the only pension benefit required by the Agreement and the Company is not obligated for any future defined benefit to retirees. The Agreement contains a “no-strike” clause, whereby, during the term of the Agreement, the Union will not strike and AIM will not lockout its employees. Medical benefits for union employees are provided through a policy with Insperity Services, Inc. (“Insperity”), the costs of which are substantially borne by the Company. In addition, the Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $155,000 and $147,000 for the years ended December 31, 2022 and 2021, respectively.

The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan.

Others

All of the Company’s employees are covered under a co-employment agreement with Insperity, a professional employer organization that provides out-sourced human resource services.

The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Plans”). Pursuant to the Plans, qualified employees may contribute a percentage of their pre-tax eligible compensation to the Plan. The Company does not match any contributions that employees may make to the Plans.

Note 13. CONTINGENCY

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contact Pharmacal moved to amend its Complaint. The Company opposed this and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which the Company has opposed. The Company disputes the validity of the claims asserted by Contract Pharmacal and intends contest them vigorously.

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

Note 14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2022 and 2021, is set forth below:

Current and Deferred	Year Ended December 31, 2022	Year Ended December 31, 2021

Federal	$-	$-
States	-	-

Total Provision for Income Taxes	$-	$-

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate for the years ended December 31, 2022 and 2021 is set forth below:

	Year Ended December 31, 2022	Year Ended December 31, 2021 As Revised
U.S. statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.1%	4.1%
Permanent difference, overaccruals, and non-deductible items	(6.9)%	6.3%
Change in state rate	0.7%	8.3%
Deferred tax valuation allowance	(18.4)%	(38.7)%
Other	(.5)%	(1.0)%
Total	0.00%	0.00%

The components of net deferred tax assets at December 31, are set forth below:

		December 31,
	December 31, 2022	2021 As Revised
Deferred tax assets:
Current:
Net operating loss	$5,075,000	$4,959,000
Allowance for doubtful accounts	71,000	149,000
Inventory - IRC 263A adjustment	411,000	377,000
Stock based compensation - options and restricted stock	183,000	183,000
Capitalized engineering costs	331,000	430,000
Amortization - NTW Transaction	359,000	445,000
Inventory reserve	932,000	790,000
Deferred gain on sale of real estate	36,000	45,000
Accrued expenses	30,000	18,000
Disallowed interest	1,663,000	1,576,000
Operating lease liabilities	814,000	984,000
Total deferred tax asset before valuation allowance	9,905,000	9,956,000
Valuation allowance	(7,701,000)	(7,503,000)
Total deferred tax asset after valuation allowance	2,204,000	2,453,000

Deferred tax liabilities:
Property and equipment	(1,583,000)	(1,697,000)
Operating Lease ROU assets	(621,000)	(756,000)
Total deferred tax liabilities	(2,204,000)	(2,453,000)

Net deferred tax asset	$-	$-

During the year ended December 31, 2022, the Company determined that certain attributes of Deferred Tax Assets and Liabilities were incorrect for December 31, 2021 and 2020. See Note 16 for further information.

During the years ended December 31, 2022 and 2021, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, at this time sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2022 and 2021, the Company provided a valuation allowance on its net deferred tax assets of $7,701,000 and $7,503,000, respectively.

As of December 31, 2022, the Company had a Federal net operating loss carry forward of approximately $22,420,000, of which approximately $12,220,000 expires from 2023 through 2037 and $10,200,000 does not expire. In addition, the Company has net operating loss carry forwards from various states of approximately $22,600,000 which expire from 2035 through 2042.

At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2022, and 2021, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2019 through 2022 tax years generally remain subject to examination by federal and state tax authorities.

In August 2022, the Inflation Reduction Act of 2022, (the “IRA”), was signed into law which includes a stock buyback excise tax of 1% on share repurchases, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact if and when share repurchases occur.

Note 15. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

Stock Options

In June 2022, the shareholders of the Company approved the adoption of the Company’s 2022 Equity Incentive Plan (“2022 Plan”) which authorized the grant of rights with respect to up to 100,000 shares.

During the years ended December 31, 2022 and 2021, the Company granted options to purchase 62,000 and 84,750 shares of common stock, respectively, to certain of its employees and directors.

The Company recorded stock based compensation expense of $310,000 and $443,000 in its Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively, and such amounts were included as a component of operating expenses.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2022	2021
Risk-free interest rates	1.38% - 2.73%	0.31% - 0.83%
Expected life (in years)	2.50 - 4.00	2.50 - 4.00
Expected volatility	71.6% - 72.0%	73.2% - 75.2%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$3.97	$6.01

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

A summary of the status of the Company’s stock options as of December 31, 2022 and 2021, and changes during the two years then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2021	185,900	$15.60
Granted during the year	84,750	13.00
Exercised during the year	(11,000)	10.41
Terminated/Expired during the year	(12,800)	61.70
Balance, December 31, 2021	246,850	$12.54
Granted during the year	62,000	8.40
Exercised during the year	-	-
Terminated/Expired during the year	(5,800)	12.04
Balance, December 31, 2022	303,050	$11.70

Exercisable at December 31, 2022	245,466	$12.07

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

The following table summarizes information about outstanding stock options at December 31, 2022:

Range of Exercise Price	Number Outstanding	Wtd. Avg, Life	Wtd. Avg. Exercise Price
$8.40 - $15.60	303,050	2.7 years	$11.70

The following table summarizes information about exercisable stock options at December 31, 2022:

Range of Exercise Price	Number Exercisable	Wtd. Avg, Life	Wtd. Avg. Exercise Price
$8.40 - $15.60	246,466	2.4 years	$12.07

As of December 31, 2022, there was $95,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 1.3 years.

The aggregate intrinsic value at December 31, 2022 was based on the Company’s closing stock price of $4.25 was $0. The aggregate intrinsic value at December 31, 2021 was based on the Company’s closing stock price of $9.10 was approximately $12,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

The weighted average fair value of options granted during the years ended December 31, 2022 and 2021 was $8.40 and $6.00 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0 and $100,000 respectively. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $316,000 and $339,000, respectively.

Warrants

During both the years ended December 31, 2022 and 2021, the Company did not issue any warrants.

The following tables summarize the Company’s outstanding warrants as of December 31, 2022 and changes during the two years then ended:

			Wtd. Avg.
		Wtd. Avg.	Remaining
		Exercise	Contractual
	Warrants	Price	Life (years)
Balance, January 1, 2021	218,290	$29.00	1.43
Granted during the period	-	-	-
Terminated/Expired during the period	(67,569)	-	-
Balance, December 31, 2021	150,721	$21.94	0.75
Granted during the period	-	-	-
Terminated/Expired during the period	(122,721)	$23.75	-
Balance, December 31, 2022	28,000	$14.00	0.75

Exercisable at December 31, 2022	28,000	$14.00	0.75

The aggregate intrinsic value at both December 31, 2022 and 2021 was $0 based on the Company’s closing stock price of $4.15 and $9.10, respectively.

Note 16. Revision of Previously Issued Consolidated Financial Statement

Due to errors discovered in the Company’s 2020 tax return, the Company revised certain previously issued disclosures related to the components of its deferred tax assets and liabilities and valuation allowance as of December 31, 2021 and 2020. Additionally, the Company has revised the reconciliation of its income tax rate computed using the federal statutory rate for the year ended December 31, 2021. The errors related primarily to the misapplication of the carryback of net operating losses under the CARES Act provision and mathematical errors related to the Company’s inventory reserve. Since the Company provided a full valuation allowance on its net deferred tax assets, there was no impact to the Consolidated Balance Sheet as of December 31, 2021 and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the year ended December 31, 2021. As a result of the errors, the Company will be amending its 2020 and 2021 income tax returns.

The Company had previously disclosed that its net operating loss carry forward as of December 31, 2021 was $29,100,000. The proper amount that should have been disclosed was $21,971,000. Along with this finding, the Company further reviewed its disclosure of the rate reconciliation and deferred tax calculation along with the valuation allowance of its net deferred tax assets. Other items that were corrected in the disclosure included disallowed interest, stock based compensation and operating lease liability along with the associated operating lease ROU assets.

The below table summarizes the revisions to the reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate for the year ended December 31, 2021:

	Year Ended December 31,		Year Ended December 31,
	2021 As Reported	Adjustment	2021 As Revised
U.S. statutory income tax rate	21.0%	0.0%	21.0%
State taxes, net of federal benefit	5.1%	(1.0)%	4.1%
Permanent difference, overaccruals, and non-deductible items	(40.4)%	46.7%	6.3%
Change in state rate	0.0%	8.3%	8.3%
Deferred tax valuation allowance	14.3%	(53.0)%	(38.7)%
Other	0.0%	(1.0)%	(1.0)%
Total	0.0%	0.0%	0.0%

The table below summarizes the revisions to the attributes of the Deferred Tax Assets as of December 31, 2021:

	December 31,		December 31,
	2021 As Reported	Adjustment	2021 As Revised
Deferred tax assets:
Net operating loss	$6,737,000	$(1,778,000)	$4,959,000
Allowance for doubtful accounts	155,000	(6,000)	149,000
Inventory - IRC 263A adjustment	394,000	(17,000)	377,000
Stock based compensation - options and restricted stock	393,000	(210,000)	183,000
Capitalized engineering costs	449,000	(19,000)	430,000
Amortization - NTW Transaction	442,000	3,000	445,000
Inventory reserve	824,000	(34,000)	790,000
Deferred gain on sale of real estate	47,000	(2,000)	45,000
Accrued expenses	204,000	(186,000)	18,000
Disallowed interest	1,286,000	290,000	1,576,000
Operating lease liability	235,000	749,000	984,000
Capital loss carryforward	88,000	(88,000)	-
Total non-current deferred tax asset before valuation allowance	11,254,000	(1,298,000)	9,956,000
Valuation allowance	(9,628,000)	2,125,000	(7,503,000)
Total non-current deferred tax asset after valuation allowance	1,626,000	827,000	2,453,000

Deferred tax liabilities:
Property and equipment	(1,626,000)	(71,000)	(1,697,000)
Operating lease ROU assets	-	(756,000)	(756,000)
Total deferred tax liabilities	(1,626,000)	(827,000)	(2,453,000)

Net deferred tax asset	$-	$-	$-

The table below summarizes the revisions to the attributes of the Deferred Tax Assets as of December 31, 2020:

	December 31,		December 31,
	2020 As Reported	Adjustment	2020 As Revised
Deferred tax assets:
Net operating loss	$6,594,000	$(1,422,000)	$5,172,000
Allowance for doubtful accounts	252,000	(3,000)	249,000
Inventory - IRC 263A adjustment	341,000	(3,000)	338,000
Stock based compensation - options and restricted stock	277,000	(73,000)	204,000
Capitalized engineering costs	336,000	228,000	564,000
Deferred Rent	4,000	-	4,000
Amortization - NTW Transaction	495,000	(73,000)	422,000
Inventory reserve	1,250,000	(579,000)	671,000
Deferred gain on sale of real estate	132,000	(1,000)	131,000
Accrued expenses	158,000	(158,000)	-
Disallowed interest	1,813,000	(18,000)	1,795,000
Operating lease liability	292,000	905,000	1,197,000
Total non-current deferred tax asset before valuation allowance	11,944,000	(1,197,000)	10,747,000
Valuation allowance	(9,394,000)	1,262,000	(8,132,000)
Total non-current deferred tax asset after valuation allowance	2,550,000	65,000	2,615,000

Deferred tax liabilities:
Property and equipment	(2,150,000)	443,000	(1,707,000)
Operating lease ROU assets	-	(908,000)	(908,000)
Other	(400,000)	400,000	-
Total deferred tax liabilities	(2,550,000)	(65,000)	(2,615,000)

Net deferred tax asset	$-	$-	$-

Note 17. Subsequent Events

On April 18, 2023, we received a notice from NYSE American (the “Exchange”) stating that the Company is not in compliance with the continued listing standards of the Exchange under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to file by the extended due date of April 17, 2023, its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

In accordance with Section 1007 of the Company Guide, the Company will have six months from the date of the filing delinquency, or until October 17, 2023 (the “Initial Cure Period”), to file the Form 10-K with the Securities and Exchange Commission. If the Company fails to file the Form 10-K during the Initial Cure Period, the Exchange may, in its sole discretion, provide an additional six-month cure period depending on the Company’s specific circumstances.

Upon filing of the Form 10-K the Company will cure this delinquency.