Form 10-Q
period 2023-03-31
AIR INDUSTRIES GROUP
filed 2023-08-11
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

or

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

There were 3,289,827 shares of the registrant’s common stock outstanding as of August 4, 2023.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this report and the risks discussed in our other filings with the SEC.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash	$1,125,000	$281,000
Accounts Receivable, Net of Allowance for Credit Loss of $285,000 and $281,000	7,273,000	9,483,000
Inventory	32,444,000	31,821,000
Prepaid Expenses and Other Current Assets	288,000	307,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	29,000	28,000
Total Current Assets	41,455,000	42,216,000

Property and Equipment, Net	8,948,000	8,593,000
Operating Lease Right-Of-Use-Assets	2,327,000	2,473,000
Deferred Financing Costs, Net, Deposits and Other Assets	627,000	532,000

TOTAL ASSETS	$53,357,000	$53,814,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt - Current Portion	$14,450,000	$14,477,000
Accounts Payable and Accrued Expenses	7,689,000	7,542,000
Operating Lease Liabilities - Current Portion	803,000	778,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	508,000	781,000
Total Current Liabilities	23,488,000	23,616,000

Long Term Liabilities
Debt - Net of Current Portion	5,040,000	4,629,000
Subordinated Notes Payable - Related Party	6,162,000	6,162,000
Operating Lease Liabilities - Net of Current Portion	2,252,000	2,463,000
Deferred Gain on Sale - Net of Current Portion	95,000	105,000
TOTAL LIABILITIES	37,037,000	36,975,000

Commitments and Contingencies (see Note 8)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2023 and December 31, 2022.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 Shares, 3,259,367 and 3,247,937 Shares Issued and Outstanding as of March 31, 2023 and December 31, 2022, respectively	3,000	3,000
Additional Paid-In Capital	82,545,000	82,446,000
Accumulated Deficit	(66,228,000)	(65,610,000)
TOTAL STOCKHOLDERS’ EQUITY	16,320,000	16,839,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,357,000	$53,814,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2023	2022

Net Sales	$12,549,000	$12,062,000

Cost of Sales	10,669,000	9,984,000

Gross Profit	1,880,000	2,078,000

Operating Expenses	2,038,000	1,871,000

(Loss) Income from Operations	(158,000)	207,000

Interest and Financing Costs	(358,000)	(198,000)

Interest Expense - Related Parties	(118,000)	(125,000)

Other Income, Net	16,000	88,000

Loss before Benefit From Income Taxes	(618,000)	(28,000)

Provision for Income Taxes	-	-

Net Loss	$(618,000)	$(28,000)

(Loss) Income per share - Basic and diluted	$(0.19)	$(0.01)

Weighted Average Shares Outstanding - Basic and diluted	3,258,478	3,218,322

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	3,247,937	$3,000	$82,446,000	$(65,610,000)	$16,839,000
Common Stock issued for directors fees	11,430	-	54,000	-	54,000
Stock Compensation Expense	-	-	45,000	-	45,000
Net Loss	-	-	-	(618,000)	(618,000)
Balance, March 31, 2023	3,259,367	$3,000	$82,545,000	$(66,228,000)	$16,320,000

Balance January 1, 2022	3,212,801	$3,000	$81,920,000	$(64,534,000)	$17,389,000
Common Stock issued for directors fees	5,522	-	54,000	-	54,000
Stock Compensation Expense	-	-	66,000	-	66,000
Net Loss	-	-	-	(28,000)	(28,000)
Balance, March 31, 2022	3,218,323	$3,000	$82,040,000	$(64,562,000)	$17,481,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(618,000)	$(28,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	617,000	665,000
Non-cash employee compensation expense	45,000	66,000
Non-cash directors compensation	54,000	54,000
Non-cash other income recognized	-	(89,000)
Amortization of Right-of-Use Assets	146,000	131,000
Deferred gain on sale of real estate	(10,000)	(10,000)
Bad debt expense (recovery)	4,000	(118,000)
Amortization of deferred financing costs	17,000	15,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	2,206,000	3,033,000
Inventory	(623,000)	(2,467,000)
Prepaid expenses and other current assets	19,000	(32,000)
Prepaid taxes	(1,000)	-
Deposits and other assets	(105,000)	(70,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	146,000	354,000
Operating lease liabilities	(186,000)	(164,000)
Customer deposits	(273,000)	(55,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,438,000	1,285,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(973,000)	(430,000)
NET CASH USED IN INVESTING ACTIVITIES	(973,000)	(430,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for revolving loan - Webster Bank	(132,000)	(901,000)
Proceeds from note payable - term note - Webster Bank	740,000	-
Payments of term note - Webster Bank	(208,000)	(203,000)
Payments of finance lease obligations	(20,000)	(9,000)
Payments of loan payable - financed asset	(1,000)	(5,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	379,000	(1,118,000)

NET INCREASE (DECREASE) IN CASH	844,000	(263,000)
CASH AT BEGINNING OF PERIOD	281,000	627,000
CASH AT END OF PERIOD	$1,125,000	$364,000

See Notes to Condensed Consolidated Financial Statements

5

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, (Continued)

(Unaudited)

	2023	2022
Supplemental cash flow information
Cash paid during the period for interest	$476,000	$283,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the three months ending March 31, 2023 and 2022, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2022 was derived.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

As of March 31,2023, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. Prior to 2023, for interim periods, substantially all of the inventory value was estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year as applied to the net sales of the current period.

The Company generally purchases raw materials and supplies uniquely suited to the production of larger more complex parts, such as landing gear, only when non-cancellable contracts for orders have been received for finished goods. It occasionally produces larger more complex products, such as landing gear, in excess of purchase order quantities in anticipation of future purchase order demand, when it is economically advantageous to do so, since historically this excess has been used in fulfilling future purchase orders. The Company purchases supplies and materials useful in a variety of products as deemed necessary even though orders have not been received. The Company periodically evaluates inventory items not secured by purchase orders and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value.

Inventories consist of the following at:

	March 31,	December 31,
	2023	2022

Raw Materials	$4,519,000	$4,198,000
Work In Progress	19,840,000	20,488,000
Finished Goods	11,648,000	10,748,000
Reserve	(3,563,000)	(3,613,000)
Total Inventory	$32,444,000	$31,821,000

Credit and Concentration Risks

There were four customers that represented 57.1% and three customers that represented 70.8% of total net sales for the three months ended March 31, 2023 and 2022, respectively. This is set forth in the table below.

	Percentage of Sales
	March 31,	March 31,
Customer	2023	2022

1	24.3%	27.1%
2	11.6%	25.2%
3	11.2%	**
4	10.0%	**
5	*	18.5%

*	Customer was less than 10% of sales for the three months ended March 31, 2023
**	Customer was less than 10% of sales for the three months ended March 31, 2022

There were two customers that represented 33.1% and three customers 70.3% of gross accounts receivable at March 31, 2023 and December 31, 2022, respectively. This is set forth in the table below.

	Percentage of Accounts Receivables
	March 31,	December 31,
Customer	2023	2022

1	18.9%	33.1%
2	14.2%	23.6%
3	*	13.6%

*	Customer was less than 10% of accounts receivable at March 31, 2023

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended March 31, 2023 and 2022:

Product	March 31, 2023	March 31, 2022

Military	$10,032,000	$10,659,000
Commercial	2,517,000	1,403,000
Total	$12,549,000	$12,062,000

Cash

During the period, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

Major Suppliers

The Company has several key sole-source suppliers of various parts or services that are important for one or more of its products. These suppliers are its only source for such parts or services and, therefore, in the event any of them were to go out of business or be unable to provide parts or services for any reason, its business could be severely harmed.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At March 31, 2023 and December 31, 2022, customer deposits were $508,000 and $781,000 respectively. The Company recognized revenue of $272,000 during the three ended March 31, 2023, that was included in the customer deposits balance as of December 31, 2022. The Company recognized revenue of $45,000 during the three months ended March 31, 2022, that was included in the customer deposits balance as of December 31, 2021.

Backlog

Backlog represents anticipated revenue from remaining performance obligations under executed non-cancellable contracts in the form of firm purchase orders that are deliverable over the next 18-month period. As of March 31, 2023, backlog was approximately $72,200,000. The Company expects to recognize revenue amounts in future periods related to these remaining performance obligations as follows: approximately $40,300,000 during the period April 1to December 31, 2023, and approximately $31,900,000 during the period from January 1, 2024, to September 30, 2024. This expectation assumes that raw material suppliers and outsourced processing is delivered and completed on-time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales pursuant to customer orders and contracts that are not currently in the 18-month backlog.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company expects to collect the receivable in the next twelve months. Contract costs receivable totals $296,000 of both March 31, 2023 and December 31, 2022.

Leases

The Company accounts for leases under ASC 842, “Leases.” All leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. See Note 4.

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock:

	Three Months Ended
	March 31,	March 31,
	2023	2022

Stock Options	302,550	208,400
Warrants	28,000	126,100
	330,550	334,500

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31,	March 31,
	2023	2022

Stock Options	-	-
Convertible notes payable	405,800	405,800
	405,800	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $45,000 and $66,000 for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense for directors amounted to $54,000 and $54,000 for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expenses for employees and directors were included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. The Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. The adoption of ASU 2016-13 did not have a material effect on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022

Land	$300,000	$300,000
Buildings and Improvements	1,789,000	1,789,000
Machinery and Equipment	24,497,000	23,566,000
Finance Lease ROU Assets - Machinery and Equipment	375,000	375,000
Tools and Instruments	13,774,000	13,744,000
Automotive Equipment	266,000	266,000
Furniture and Fixtures	300,000	290,000
Leasehold Improvements	941,000	941,000
Computers and Software	604,000	604,000
Total Property and Equipment	42,846,000	41,875,000
Less: Accumulated Depreciation	(33,898,000)	(33,282,000)
Property and Equipment, net	$8,948,000	$8,593,000

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $617,000 and $665,000, respectively.

Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense. Accumulated depreciation on these assets was approximately $13,000 and $0 as of March 31, 2023 and December 31, 2022, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Operating lease cost:	$271,000	$271,000
Total lease cost	$271,000	$271,000

Other Information
Cash paid for amounts included in the measurement lease liability:	257,000	249,000
Operating cash flow from operating leases	$257,000	$249,000

	March 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term - in years	3.40	3.64
Weighted Average discount rate - %	9.00%	8.89%

The aggregate undiscounted cash flows of operating lease payments as of March 31, 2023, with remaining terms greater than one year are as follows:

Amount
December 31, 2023 (remainder of year)	$781,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	3,573,000
Less: discount	(518,000)
Total operating lease maturities	3,055,000
Less: current portion of operating lease liabilities	(803,000)
Total long term portion of operating lease maturities	$2,252,000

Note 5. DEBT

Notes payable, related party notes payable and finance lease obligations consist of the following:

	March 31,	December 31,
	2023	2022

Revolving loan to Webster Bank (“Webster”)	$13,220,000	$13,352,000
Term loan, Webster	5,933,000	5,396,000
Finance lease obligations	308,000	328,000
Loans Payable - financed assets	29,000	30,000
Related party notes payable	6,162,000	6,162,000
Subtotal	25,652,000	25,268,000
Less: Current portion	(14,450,000)	(14,477,000)
Long Term Portion	$11,202,000	$10,791,000

Webster Bank (“Webster”)

The Company has a loan facility (“Webster Facility”) with Webster Bank that expires on December 30, 2025. The Webster Facility, which was first entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”) and a $5,000,000 term loan (“Term Loan”) and a $2,000,000 Equipment Line of Credit, which as it is drawn upon is added to the balance of the Term Loan.

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

As of March 31, 2023, there is currently $13,220,000 outstanding under the Webster Revolving Loan and $5,933,000 under the Webster term loan, inclusive of amounts drawn under the Equipment Line of Credit. Additionally, there is $382,000 remaining available under the equipment line of credit. The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$904,000
December 31, 2024	945,000
December 31, 2025	4,144,000
Webster Term Loan payable	5,993,000
Less: debt issuance costs	(60,000)
Total Webster Term Loan payable, net of debt issuance costs	5,933,000
Less: Current portion of Webster Term Loan payable	(1,141,000)
Total long-term portion of Webster Term Loan payable	$4,792,000

As of December 31, 2022, our debt to Webster in the amount of $18,748,000 consisted of the Webster Revolving Loan in the amount of $13,352,000 and the Webster term loan in the amount of $5,396,000 which included $878,000 of what was drawn on the equipment line of credit.

Interest expense related to the Webster Facility amounted to approximately $332,000 and $155,000 for the three months ended March 31, 2023 and 2022, respectively.

The below summarizes historical amendments to the facility and various terms:

For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such fiscal year. The Company made Excess Cash Flow payments of $854,000 in April 2022 (for fiscal year ended December 31, 2021). As required, the Company provided the calculation for the Excess Cash Flow payment of $195,000 for fiscal year ended December 31, 2022 to Webster prior to the April 15, 2023 deadline for such payment and authorized such payment to be made from the Revolving Loan. On June 13, 2023, Webster applied this payment to the term loan.

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

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.04% and 3.50% for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the Company was not in compliance with one of its financial covenants.

On August 4, 2023, the Company entered into the Fifth Amendment to the Webster Facility (“Fifth Amendment”). The purpose of the amendment was to waive the default caused by the failure to achieve the required Fixed Coverage Charge Ratio for the Fiscal Quarter ended March 31, 2023 and decrease the required Fixed Coverage Charge Ratio to 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023 and September 30, 2023. Additionally, the Fifth Amendment increased the amount of purchase money secured Debt (including Capital Leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with these changes, the Company paid an amendment fee of $10,000.

Finance Lease Obligations

The Company entered into a finance lease in November of 2022 for the purchase of new manufacturing equipment. The obligation for the finance lease totaled $308,000 and $328,000 as of March 31, 2023 and December 31, 2022, respectively. The lease has an imputed interest rate of 7.48% per annum and is payable monthly with the final payment due in September of 2026.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Finance Lease cost:
Amortization of ROU assets	$19,000	$-
Interest on lease liabilities	6,000	-
Total lease Costs	$25,000	$-

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$20,000	$9,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$-

	March 31,	December 31,
	2023	2022

Weighted Average Remaining Lease Term - in years	3.8	4
Weighted Average Discount rate - %	7.48%	7.48%

As of March 31, 2023, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$75,000
December 31, 2024	100,000
December 31, 2025	100,000
December 31, 2026	76,000
Total future minimum finance lease payments	351,000
Less: imputed interest	(43,000)
Less: Current portion	(80,000)
Long-term portion	$228,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $28,000 and $30,000 as of March 31, 2023 and December 31, 2022, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments, are as follows:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$8,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31, 2026	3,000
Loans Payable - financed assets	29,000
Less: Current portion	(9,000)
Long-term portion	$20,000

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

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the Webster Facility, these notes remain subordinate to the Webster Facility the outstanding principal amount and any accrued but unpaid interest due on July 1, 2026. Approximately $2,732,000 of the related party convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share and bears interest at a rate of 6% per annum, while the remaining $2,080,000 of the related party convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share and bears interest rate of 7% per annum. The subordinated notes which are not convertible bear interest at the rate of 12% per annum. There are no periodic principal payments due on the subordinated notes payable and convertible subordinated notes payable. Under the terms of the Third Amendment to the Webster Facility, the Company is now allowed, subject to certain limitations, to make principal payments of $250,000 per quarter of this subordinated debt.

For the three months ended March 31, 2023 and 2022, no principal payments have been made on these notes.

The note holders and the principal balance of the notes of March 31, 2023 and December 31, 2022 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich
	Chairman	Director	Brothers, Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Interest expense for the three months ended March 31, 2023 and 2022 on all related party notes payable was $118,000 and $125,000, respectively.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuances of Securities

The Company issued 11,430 and 5,522 shares of common stock in payment of director fees totaling $54,000 and $54,000 for the three months ended March 31, 2023 and 2022, respectively.

During the second quarter of 2023, the Company issued 15,230 shares of common stock in payment of directors’ fees totaling $54,000.

During the third quarter of 2023, the Company issued 15,230 shares of common stock in payment of director’s fees totaling $54,000

Note 7. CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contact Pharmacal moved to amend its Complaint. The Company opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which the Company has opposed. The date for argument of the appeal has not been set by the Appellate Division. The Company disputes the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously.

Note 8. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2023, and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 9. SUBSEQUENT EVENTS

On May 23, 2023, the Company received a notice from NYSE American (the “Exchange”) stating that the Company is not in compliance with the continued listing standards of the Exchange under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to file by the extended due date of May 23, 2023, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”).

In accordance with Section 1007 of the Company Guide, the Company will have six months from the date of the filing delinquency, or until November 22, 2023 (the “Initial Cure Period”), to file the Form 10-Q with the Securities and Exchange Commission. If the Company fails to file the Form 10-Q during the Initial Cure Period, the Exchange may, in its sole discretion, provide an additional six-month cure period depending on the Company’s specific circumstances.

Upon filing of the Form 10-Q, the Company will cure this delinquency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report and our 2022 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

Air Industries Group is a holding company with three legal subsidiaries, AIM, NTW and SEC. SEC began manufacturing aircraft components in 1941 – over 80-years ago – for use in World War II. NTW was formed in the early 1960’s and AIM has been in business since 1971. We became a public company in 2005.

We manufacture aerospace components primarily for the defense industry. AIM and NTW manufacture structural parts and assemblies focusing on flight safety, including aircraft landing gear, arresting gear, engine mounts, flight controls, throttle quadrants, and other components. SEC makes components and provides services for aircraft jet engines and ground-power turbines.

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

We are focused on attaining profitability and maintaining positive cash flows from operating activities. We remain resolute on meeting customers’ needs. To take advantage of the long-term growth opportunities we see in our markets, we have made significant capital investments in new equipment. We believe these investments will increase the velocity and efficiency of production, increase the size of product we can make and allow us to offer additional services to our customers. Some of our investment expands our capabilities allowing us to internally process product that was previously outsourced to third party suppliers. We are pleased with the positive responses from our customers about these initiatives.

Our ability to operate profitably and generate positive cash flows from operating activities is determined by our ability to win new or renewal contracts and fulfilling these contracts on a timely and cost effective basis. Winning a contract generally requires that we submit a bid containing fixed prices for the product or products covered by the contract for an agreed upon period of time, sometimes five-years or longer, with negotiated increases to reflect a portion of the impact of inflation. Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

While our revenues are largely determined by the number of contracts we are awarded, the volume of product delivered and price of product under each contract, our costs are determined by a number of factors. The principal factors impacting our variable costs are the cost of materials and supplies, labor, financing and the efficiency at which we can produce our products. The cost of materials used in the aerospace industry is highly volatile. The invasion of the Ukraine by the Russian Federation and retaliatory measures imposed by the United States, United Kingdom, the European Union and other countries, and the responses of Russia to such measures, have negatively impacted the availability and market price of certain minerals, such as titanium, for which Russia was a source of supply. To obtain necessary raw materials at prices deemed acceptable, we are working with those of our larger customers which have access to sources of metals necessary to manufacture their products not readily available to us or other companies of our size and seeking to qualify new suppliers with our customers. Nevertheless, there can be no assurance that disruptions in the markets for metals will not adversely impact our ability to timely meet the needs of our customers.

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

Our revenues are principally determined by orders from our customers for the delivery of product – which we call releases – against LTA’s with those customers. These long-term agreements generally have fixed prices for product with negotiated increases to reflect a portion of the impact of inflation, though over the term of LTAs prices often increase and not all of the increase is covered b agreed upon price protection clauses in our agreements. Our direct costs of production include costs for material, labor, and significant factory overhead; all of these costs may vary based on the efficiency of our factory operations. Our gross profit is highly variable due to the mix of products sold, and by sales volume, which can lead to the over absorption or under absorption of factory overhead costs.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended
	March 31,	March 31,
	2023	2022

Net sales	$12,549,000	$12,062,000
Cost of sales	10,669,000	9,984,000
Gross profit	1,880,000	2,078,000
Operating expenses	2,038,000	1,871,000
Interest and financing costs	476,000	323,000
Other income, net	16,000	88,000
Provision/(Benefit) from income taxes	-	-
Net loss	$(618,000)	$(28,000)

Balance Sheet Data:

	March 31,	December 31,
	2023	2022

Cash	$1,125,000	$281,000
Working capital	$17,968,000	$18,600,000
Total assets	$53,357,000	$53,814,000
Total stockholders’ equity	$16,321,000	$16,839,000

Net Sales:

Consolidated net sales for the three months ended March 31, 2023 were $12,549,000, an increase of $487,000, or 4.0%, compared with $12,062,000 for the three months ended March 31, 2022.

As indicated in the table below, four customers represented 57.1% and 70.8% of total net sales for the three months ended March 31, 2023 and March 31, 2022, respectively.

	Percentage of Sales
Customer	2023	2022

Sikorsky Aircraft	24.3%	25.2%
Goodrich Landing Gear Systems	11.6%	27.1%
Rohr	11.2%	**
RUAG	10.0%	**
United States Department of Defense	*	18.5%

*	Customer was less than 10% of sales for the three months March 31, 2023
**	Customer was less than 10% of sales for the three months March 31, 2022

Gross Profit:

Consolidated gross profit from operations for the three months ended March 31, 2023 was $1,880,000, a decrease of $198,000, or 9.5%, as compared to gross profit of $2,078,000 for the three months ended March 31, 2022. Consolidated gross profit as a percentage of sales was 15.0% and 17.2% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, substantially all of the inventory value was estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year. Inventory value and gross profit margin for the first quarter of 2022 was estimated using the gross profit percentage in 2021.

Consolidated gross profit for the March 2023 quarter was negatively impacted by sales of several lower margin products due to increased costs in processing these products.

Operating Expense

Consolidated operating expenses for the three months ended March 31, 2023 totaled $2,038,000 and increased by $167,000 or 8.9% compared to $1,871,000 for the three months ended March 31, 2022. The increase was caused by increases in professional fees and information technology. These increased costs were partially offset by reductions in stock compensation expense and shipping expense.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2023 were $476,000 an increase of $153,000 or 47.4% compared to $323,000 for the three months ended March 31, 2022. The average interest rate charged was 7.04% and 3.5% for the three month periods ended March 31, 2023 and 2022, respectively.

Net Loss

Net loss for the three months ended March 31, 2023 was $618,000, compared to net loss of $28,000 for the three months ended March 31, 2022 due to the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of March 31, 2023, we have debt service requirements related to:

1)	Our Webster Facility of $19,152,000 consisting of a Revolving Loan of $13,220,000 and a term loan in the amount of $5,933,000. During the remainder of our fiscal 2023, we are required to pay $709,000 of this amount plus an Excess Cash Flow payment of $195,000 (paid in June 2023) as defined in the Webster Facility for Fiscal year 2022.

2)	Related party debt consisting of convertible subordinated notes payable of $4,812,000 and subordinated notes payable of $1,350,000. This debt is not due until July 1, 2026. Under the Webster Facility we are permitted to make principal payments against this debt in the amount of $250,000 per quarter, as long as certain conditions are met.

3)	Various equipment leases and contractual obligations related to our normal business.

We have historically met our cash requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our short-term cash requirements over the next twelve months out of cash flow from operations. On May 17, 2022, we entered into the Fourth Amendment to the Loan and Security Agreement with Webster. The purpose of the amendment was to increase the Term Loan to $5,000,000, reduce the monthly principal installments to be made in respect to the term loan and establish a capital expenditure line of credit in the amount of $2,000,000 which we can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures we may make each year. During December 2022 we borrowed $878,000 for a capital expenditure and again in January 2023 we borrowed $739,500 for an additional capital expenditure.

For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any Fiscal Year, we are obligated to pay Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such Fiscal Year. As required, we provided the calculation for the Excess Cash Flow payment of $195,000 for fiscal year ended December 31, 2022 to Webster prior to the April 15, 2023 deadline and authorized such payment to be made from the Revolving Loan. On June 13, 2023, Webster applied this payment to the term loan.

On August 4, 2023, we entered into the Fifth Amendment to the Webster Facility (“Fifth Amendment”). The purpose of the amendment was to waive the default caused by the failure to achieve the required Fixed Coverage Charge Ratio for the Fiscal Quarter ended March 31, 2023 and decrease the required Fixed Coverage Charge Ratio to 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023 and September 30, 2023. Additionally, the Fifth Amendment increased the amount of purchase money secured debt the Company is allowed to have outstanding at any time to $2,000,000. In connection with these changes, we paid an amendment fee of $10,000.

Because we believe that our sales in 2023 will be comparable to those of 2022, we believe our liquidity will remain stable, though our borrowing costs have increased and likely would increase further if prevailing interest rates increased or we failed to meet our covenant in the Webster Facility. As a result of recent increases in the federal funds borrowing rate, interest rates and related expense under our Webster Facility increased in 2023 compared to 2022 and if rates remain stable or increase in 2023, our interest expense will further increase in 2023 due to the timing of rate increases in 2022. However, such increases are not expected to materially impact our liquidity. Nevertheless, our liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as a widespread health crisis, the continuation of the war in the Ukraine, the outbreak of another conflict and the ongoing tensions between the United States and China, increases in inflation, disruptions in the labor market and other risks detailed in Part 1, Item 1A of our 2022 Annual Report on Form 10-K.

In addition to our loan with Webster and Subordinated Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations. Substantially all of these obligations are described in the notes to our financial statements included in this report.

Changes in our cash flow are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Three months ended
	March 31,
	2023	2022

Cash provided by (used in)
Operating activities	$1,438	$1,285
Investing activities	(973)	(430)
Financing activities	379	(1,118)
Net increase (decrease) in cash	$844	$(263)

Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the three months ended March 31, 2023, our net loss of $(618,000) was offset by $873,000 of non-cash items consisting primarily of depreciation of property and equipment of $617,000, employee and director stock compensation expense of $99,000 and amortization of right-of-use assets of $146,000 which were partially offset by a deferred gain on the sale of real estate in the amount of $10,000.

Operating assets and liabilities provided cash in the net amount of $1,183,000 consisting primarily of net decreases in accounts receivable and prepaid expense in the amounts of $2,206,000 and $19,000, respectively, and a net increase in accounts payable and accrued expenses of $146,000, which were partially offset by increases in inventory, deposits and other assets and prepaid taxes in the amounts of $623,000, $105,000 and $1,000, respectively, and decreases in operating lease liabilities and deferred revenue in the amounts of $186,000 and $273,000, respectively.

Cash Used in Investing Activities

Cash used in investing activities consists of cash used for capital expenditures for property and equipment.

For the three months ended March 31, 2023, cash used in investing activities was $973,000 This was primarily for the purchase of state-of-the art machinery.

Cash Provided by Financing Activities

Cash provided by financing activities consists of the borrowing and repayments under our credit facilities with our senior lender, Webster, increases in and repayments of finance obligations and other notes payable.

For the three months ended March 31, 2023, cash provided by financing activities was $379,000. This was comprised of increased borrowings on our Webster term loan of $740,000, partially offset by net payments on our Webster revolving loan and Webster term note in the amounts of $132,000 and $208,000, respectively, and payments of $20,000 and $1,000 on our financing lease obligations and loan payable – financed asset.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of March 31, 2023 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to those policies and procedures and processes that pertain to the maintenance of records that accurately and fairly reflect transactions with respect to our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only in accordance with authorization of our management; and provide reasonable assurance regarding the prevention and timely detection of unauthorized transactions with respect to our assets that could have a material effect on our financial statements.

Because of inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management relies upon the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in designing a system intended to meet the needs of our Company and provide reasonable assurance for its assessment.

In connection with their review of our internal controls over financial reporting for the three months ended March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of March 31, 2023. As reported in our 2022 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2022, our management identified certain material weaknesses in our internal controls over financial reporting which have yet to be remediated.  These weaknesses related to design flaws in our IT systems, the effectiveness of management’s review controls over the determination of the methodology used in determining the appropriate reserves to be taken with respect to certain excess quantities and slow moving inventory and the effectiveness of management’s review controls over the income tax provision in our financial footnotes.  We are continuing to assess the actions that need to be taken to remedy each of these material weaknesses. Each of the material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

During 2023, the Company intends to implement new controls designed to remediate the aforementioned material weaknesses.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our 2022 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 6. Exhibits

Exhibit No.	Description

10.1	Fifth Amendment to Loan and Security Agreement with Webster Bank, National Association, successor by merger to Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed August 10, 2023).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2023

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)

