Form 10-Q
period 2023-06-30
AIR INDUSTRIES GROUP
filed 2023-08-18
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

or

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

There were 3,289,827 shares of the registrant’s common stock outstanding as of August 14, 2023.

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

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash	$837,000	$281,000
Accounts Receivable, Net of Allowance for Credit Loss of $319,000 and $281,000	8,142,000	9,483,000
Inventory	32,767,000	31,821,000
Prepaid Expenses and Other Current Assets	222,000	307,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	29,000	28,000
Total Current Assets	42,293,000	42,216,000

Property and Equipment, Net	9,420,000	8,593,000
Operating Lease Right-Of-Use-Assets	2,178,000	2,473,000
Deferred Financing Costs, Net, Deposits and Other Assets	493,000	532,000

TOTAL ASSETS	$54,384,000	$53,814,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt - Current Portion	$14,951,000	$14,477,000
Accounts Payable and Accrued Expenses	8,269,000	7,542,000
Operating Lease Liabilities - Current Portion	828,000	778,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	467,000	781,000
Total Current Liabilities	24,553,000	23,616,000

Long Term Liabilities
Debt - Net of Current Portion	5,381,000	4,629,000
Subordinated Notes Payable - Related Party	6,162,000	6,162,000
Operating Lease Liabilities - Net of Current Portion	2,036,000	2,463,000
Deferred Gain on Sale - Net of Current Portion	86,000	105,000
TOTAL LIABILITIES	38,218,000	36,975,000

Commitments and Contingencies (see Note 7)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both June 30, 2023 and December 31, 2022.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,274,597 and 3,247,937 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3,000	3,000
Additional Paid-In Capital	82,786,000	82,446,000
Accumulated Deficit	(66,623,000)	(65,610,000)
TOTAL STOCKHOLDERS’ EQUITY	16,166,000	16,839,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,384,000	$53,814,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales	$13,205,000	$14,008,000	$25,754,000	$26,070,000

Cost of Sales	11,035,000	11,586,000	21,704,000	21,570,000

Gross Profit	2,170,000	2,422,000	4,050,000	4,500,000

Operating Expenses	2,098,000	2,172,000	4,136,000	4,043,000

Income (Loss) from Operations	72,000	250,000	(86,000)	457,000

Interest and Financing Costs	(362,000)	(163,000)	(720,000)	(361,000)

Interest Expense - Related Parties	(118,000)	(126,000)	(236,000)	(251,000)

Other Income, Net	13,000	32,000	29,000	120,000

Loss before Benefit From Income Taxes	(395,000)	(7,000)	(1,013,000)	(35,000)

Provision for Income Taxes	-	-	-	-

Net Loss	$(395,000)	$(7,000)	$(1,013,000)	$(35,000)

(Loss) Income per share - Basic and diluted	$(0.12)	$(0.00)	$(0.31)	$(0.01)

Weighted Average Shares Outstanding - Basic and diluted	3,265,727	3,221,377	3,262,122	3,221,285

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	3,247,937	$3,000	$82,446,000	$(65,610,000)	$16,839,000

Common Stock issued for directors fees	11,430	-	54,000	-	54,000
Stock Compensation Expense	-	-	45,000	-	45,000
Net Loss	-	-	-	(618,000)	(618,000)
Balance, March 31, 2023	3,259,367	$3,000	$82,545,000	$(66,228,000)	$16,320,000

Common Stock issued for directors fees	15,230	-	54,000	-	54,000
Stock Compensation Expense	-	-	187,000	-	187,000
Net Loss	-	-	-	(395,000)	(395,000)
Balance, June 30, 2023	3,274,597	$3,000	$82,786,000	$(66,623,000)	$16,166,000

Balance January 1, 2022	3,212,801	$3,000	$81,920,000	$(64,534,000)	$17,389,000
Common Stock issued for directors fees	5,522	-	54,000	-	54,000
Stock Compensation Expense	-	-	66,000	-	66,000
Net Loss	-	-	-	(28,000)	(28,000)
Balance, March 31, 2022	3,218,323	$3,000	$82,040,000	$(64,562,000)	$17,481,000

Common Stock issued for directors fees	6,429	-	54,000	-	54,000
Stock Compensation Expense	-	-	141,000	-	141,000
Net Loss	-	-	-	(7,000)	(7,000)
Balance, June 30, 2022	3,224,752	$3,000	$82,235,000	$(64,569,000)	$17,669,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,013,000)	$(35,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,239,000	1,308,000
Non-cash employee compensation expense	232,000	207,000
Non-cash directors compensation	108,000	108,000
Non-cash other income recognized	-	(94,000)
Amortization of Operating Lease Right-of-Use Assets	295,000	265,000
Deferred gain on sale of real estate	(19,000)	(19,000)
Bad debt expense (recovery)	38,000	(117,000)
Amortization of deferred financing costs	17,000	31,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,303,000	1,512,000
Inventory	(946,000)	(3,456,000)
Prepaid expenses and other current assets	85,000	-
Prepaid taxes	(1,000)	(5,000)
Deposits and other assets	33,000	(99,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	726,000	1,093,000
Operating lease liabilities	(377,000)	(331,000)
Customer deposits	(314,000)	(53,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,406,000	315,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,383,000)	(1,327,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,383,000)	(1,327,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Webster Bank	486,000	888,000
Proceeds from term loan - Webster Bank	740,000	1,945,000
Payments of term loan - Webster Bank	(640,000)	(1,251,000)
Payments of finance lease obligations	(49,000)	(263,000)
Payments of loan payable - financed asset	(4,000)	(4,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	533,000	1,315,000

NET INCREASE IN CASH	556,000	303,000
CASH AT BEGINNING OF PERIOD	281,000	627,000
CASH AT END OF PERIOD	$837,000	$930,000

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, (Continued)
(Unaudited)

	2023	2022
Supplemental cash flow information
Cash paid during the period for interest	$955,000	$572,000

	2023	2022
Supplemental disclosure of non-cash investing and financing activities
Acquisition of financed lease asset	$683,000	$-

See Notes to Condensed Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of June 30,2023, and for the three and six months ended June 30, 2023 and 2022, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2022 was derived.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory Valuation

As of June 30, 2023, the Company values inventory at the lower of cost on a first-in-first-out basis or estimated net realizable value. Prior to 2023, for interim periods, substantially all of the inventory value was estimated using a gross profit percentage based on the annual gross profit percentage of the immediately preceding year as applied to the net sales of the current period.

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

Inventories consist of the following at:

	June 30,	December 31,
	2023	2022
Raw Materials	$5,286,000	$4,198,000
Work In Progress	18,289,000	20,488,000
Finished Goods	12,878,000	10,748,000
Reserve	(3,686,000)	(3,613,000)
Total Inventory	$32,767,000	$31,821,000

Credit and Concentration Risks

There were three customers that represented 62.7% and 66.2% of total net sales for the three months ended June 30, 2023 and 2022, respectively. This is set forth in the table below.

	Percentage of Sales
	June 30,	June 30,
Customer	2023	2022
1	30.2%	26.4%
2	18.5%	29.5%
3	14.0%	10.3%

There were three customers that represented 54.5% and four customers that represented 77.9% of total net sales for the six months ended June 30, 2023 and 2022, respectively. This is set forth in the table below.

	Percentage of Sales
	June 30,	June 30,
Customer	2023	2022
1	21.3%	25.8%
2	21.1%	28.4%
3	12.1%	**
4	*	13.7%
5	*	10.0%

*	Customer was less than 10% of sales for the six months ended June 30, 2023
**	Customer was less than 10% of sales for the six months ended June 30, 2022

There were two customers that represented 60.8% and three customers that represented 70.3% of gross accounts receivable at June 30, 2023 and December 31, 2022, respectively. This is set forth in the table below.

	Percentage of Accounts Receivables
	June 30,	December 31,
Customer	2023	2022
1	45.9%	33.1%
2	14.9%	**
3	*	23.6%
4	*	13.6%

*	Customer was less than 10% of accounts receivable at June 30, 2023
**	Customer was less than 10% of accounts receivable at June 30, 2022

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six month periods ending June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
Product	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Military	$11,337,000	$11,801,000	$21,369,000	$22,134,000
Commercial	1,868,000	2,207,000	4,385,000	3,936,000

Total	$13,205,000	$14,008,000	$25,754,000	$26,070,000

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

At June 30, 2023 and December 31, 2022, customer deposits were $467,000 and $781,000 respectively. The Company recognized revenue of $42,000 and $314,000 during the three and six months ended June 30, 2023, respectively, that was included in the customer deposits balance as of December 31, 2022. The Company recognized revenue of $8,000 and $53,000 during the three and six months ended June 30, 2022, respectively, that was included in the customer deposits balance as of December 31, 2021.

Backlog

Backlog represents executed non-cancellable contracts that represent firm orders that are deliverable over the next 18- month period. As of June 30, 2023, backlog relating to remaining performance obligations in contracts was approximately $73,000,000. We expect to recognize revenue amounts in future periods related to these remaining performance obligations as follows: approximately $22,500,000 to $25,000,000 of our backlog during the remainder of 2023, approximately $25,000,000 to $27,000,000 from January 1, 2024 through June 30, 2024, and approximately $21,000,000 to $25,500,000 from July 1, 2024 through December 31, 2024. This expectation is based on the Company’s belief that raw material will be delivered on time from its suppliers, and that its customers will accept delivery as scheduled.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company expects to collect the receivable in the next twelve months. Contract costs receivable totals $296,000 at both June 30, 2023 and December 31, 2022.

Leases

The Company accounts for leases under ASC 842, “Leases.” All leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. See Note 4.

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Stock Options	462,870	236,433	462,870	236,433
Warrants	28,000	76,000	28,000	76,000
	490,870	312,433	490,870	312,433

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three and Six Months Ended
	June 30,	June 30,
	2023	2022
Stock Options	-	-
Convertible notes payable	405,800	405,800
	405,800	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock based compensation expense for employees amounted to $187,000 and $141,000 for the three months ended June 30, 2023 and 2022, respectively, and $232,000 and $207,000 for the six months ended June 30, 2023 and 2022, respectively. Stock compensation expense for directors amounted to $54,000 and $54,000 for the three months ended June 30, 2023 and 2022, respectively and $108,000 and $108,000 for the six months ended June 30, 2023 and 2022, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Land	$300,000	$300,000
Buildings and Improvements	1,895,000	1,789,000
Machinery and Equipment	25,308,000	23,566,000
Finance Lease ROU Assets - Machinery and Equipment	375,000	375,000
Tools and Instruments	13,894,000	13,744,000
Automotive Equipment	266,000	266,000
Furniture and Fixtures	300,000	290,000
Leasehold Improvements	998,000	941,000
Computers and Software	605,000	604,000
Total Property and Equipment	43,941,000	41,875,000
Less: Accumulated Depreciation	(34,521,000)	(33,282,000)
Property and Equipment, net	$9,420,000	$8,593,000

Depreciation expense for the three months ended June 30, 2023 and 2022 was $622,000 and $643,000, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,239,000 and $1,308,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense. Accumulated depreciation on these assets was approximately $25,000 and $0 as of June 30, 2023 and December 31, 2022, respectively.

Note 4. LEASES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Operating lease cost:	$273,000	$292,000	$544,000	$563,000
Total lease cost	$273,000	$292,000	$544,000	$563,000

Other Information
Cash paid for amounts included in the measurement lease liability:	258,000	251,000	515,000	500,000
Operating cash flow from operating leases	$258,000	$251,000	$515,000	$500,000

	June 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term - in years	3.15	3.64
Weighted Average discount rate - %	9.03%	8.89%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

Amount
December 31, 2023 (remainder of year)	$523,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	3,315,000
Less: discount	(451,000)
Total operating lease maturities	2,864,000
Less: current portion of operating lease liabilities	(828,000)
Total long term portion of operating lease maturities	$2,036,000

Note 5. DEBT

Notes payable, related party notes payable and finance lease obligations consist of the following:

	June 30,	December 31,
	2023	2022

Revolving loan to Webster Bank (“Webster”)	$13,837,000	$13,352,000
Term loan, Webster	5,506,000	5,396,000
Finance lease obligations	962,000	328,000
Loans Payable - financed assets	27,000	30,000
Related party notes payable	6,162,000	6,162,000
Subtotal	26,494,000	25,268,000
Less: Current portion	(14,951,000)	(14,477,000)
Long Term Portion	$11,543,000	$10,791,000

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

As of June 30, 2023, there is currently $13,837,000 outstanding under the Webster Revolving Loan and $5,506,000 under the Webster term loan, inclusive of amounts drawn under the Equipment Line of Credit. Additionally, there is $382,000 remaining available under the equipment line of credit. The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$473,000
December 31, 2024	945,000
December 31, 2025	4,142,000
Webster Term Loan payable	5,560,000
Less: debt issuance costs	(54,000)
Total Webster Term Loan payable, net of debt issuance costs	5,506,000
Less: Current portion of Webster Term Loan payable	(945,000)
Total long-term portion of Webster Term Loan payable	$4,561,000

As of December 31, 2022, our debt to Webster in the amount of $18,748,000 consisted of the Webster Revolving Loan in the amount of $13,352,000 and the Webster term loan in the amount of $5,396,000 which included $878,000 of what was drawn on the equipment line of credit.

Interest expense related to the Webster Facility amounted to approximately $372,000 and $147,000 for the three months ended June 30, 2023 and 2022, respectively, and $704,000 and $302,000 for the six months ended June 30, 2023 and 2022.

The below summarizes historical amendments to the Webster Facility and various terms:

For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such fiscal year. The Company made an Excess Cash Flow payments of $854,000 in April 2022 (for fiscal year ended December 31, 2021). As required, the Company provided the calculation for the Excess Cash Flow payment of $195,000 for fiscal year ended December 31, 2022 to Webster prior to the April 15, 2023 deadline for such payment and authorized such payment to be made from the Revolving Loan. On June 13, 2023, Webster applied this payment to the term loan.

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

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.51% and 3.60% the three months ended June 30, 2023 and 2022, respectively and was 7.27% and 3.55% for the six months ended June 30, 2023 and 2022, respectively.

All amendment fees paid in connection with the Webster Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying Condensed Consolidated Balance Sheets and are amortized over the term of the loan.

In connection with the Webster Facility, the Company is required to maintain a defined Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter. The Webster Facility limits the amount of Capital Expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral under the Webster Facility.

On August 4, 2023, the Company entered into the Fifth Amendment to the Webster Facility (“Fifth Amendment”). The amendment waived the default caused by the failure to achieve the required Fixed Coverage Charge Ratio for the Fiscal Quarter ended March 31, 2023 and decreased the required Fixed Coverage Charge Ratio to 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023 and September 30, 2023. Additionally, the Fifth Amendment increased the amount of purchase money secured Debt (including Capital Leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with these changes, the Company paid an amendment fee of $10,000.

As a result of the Company’s entry into the Fifth Amendment, the Company was in compliance with all financial covenants of the Webster Facility for the Fiscal Quarter ended June 30, 2023.

Finance Lease Obligations

The Company entered into a finance lease in November of 2022 for the purchase of new manufacturing equipment. Additionally, during May of 2023, the Company entered into an additional finance lease for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $962,000 and $328,000 as of June 30, 2023 and December 31, 2022, respectively. The leases have an average imputed interest rate of 7.32% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Finance Lease cost:
Amortization of ROU assets	$26,000	$-	$45,000	$-
Interest on lease liabilities	10,000	-	16,000	-
Total lease Costs	$36,000	$-	$61,000	$-

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$26,000	$9,000	$45,000	$9,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$683,000	$-	$683,000	$-

	June 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term - in years	5.8	4
Weighted Average Discount rate - %	7.32%	7.48%

As of June 30, 2023, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$112,000
December 31, 2024	224,000
December 31, 2025	224,000
December 31, 2026	199,000
December 31, 2027	124,000
December 31, 2028	124,000
Thereafter	177,000
Total future minimum finance lease payments	1,184,000
Less: imputed interest	(222,000)
Less: Current portion	(159,000)
Long-term portion	$803,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $27,000 and $30,000 as of June 30, 2023 and December 31, 2023, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$6,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31, 2026	3,000
Loans Payable - financed assets	27,000
Less: Current portion	(9,000)
Long-term portion	$18,000

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

For the three and six months ended June 30, 2023 and 2022, no principal payments have been made on these notes.

The note holders and the principal balance of the notes of June 30, 2023 and December 31, 2022 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Interest expense amounted to approximately $118,000 and $126,000 for the three months ended June 30, 2023 and 2022, respectively, and $236,000 and $251,000 for the six months ended June 30, 2023 and 2022.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

The Company issued 15,230 and 6,429 shares of common stock in payment of director fees totaling $54,000 and $54,000 for the three months ended June 30, 2023 and 2022, respectively, and 26,660 and 11,951 shares totaling $108,000 and $108,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Note 8. INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2023, and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Business Overview

Air Industries Group is a holding company with three subsidiaries, AIM, NTW and SEC. SEC began manufacturing aircraft components in 1941 – over 80-years ago – for use in World War II. NTW was formed in the early 1960’s and AIM has been in business since 1971. We became a public company in 2005.

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

Our ability to operate profitably and generate positive cash flows from operating activities is determined by our ability to win new or renewal contracts and fulfilling these contracts on a timely and cost-effective basis. Winning a contract generally requires that we submit a bid containing fixed prices for the product or products covered by the contract for an agreed upon period of time, sometimes five-years or longer, with negotiated increases to reflect a portion of the impact of inflation. Thus, when submitting bids, we are required to estimate our future costs of production and, since we often rely upon subcontractors, the prices we can obtain from our subcontractors.

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

Our revenues are principally determined by orders from our customers for the delivery of product – which we call releases – against LTA’s with those customers. These long-term agreements generally have fixed prices for product with negotiated increases to reflect a portion of the impact of inflation, though over the term of LTAs prices often increase and not all of the increase is covered by agreed upon price protection clauses in our agreements. Our direct costs of production include costs for material, labor, and significant factory overhead; all of these costs may vary based on the efficiency of our factory operations. Our gross profit is highly variable due to the mix of products sold, and by sales volume, which can lead to the over absorption or under absorption of factory overhead costs.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net sales	$13,205,000	$14,008,000	$25,754,000	$26,070,000
Cost of sales	11,035,000	11,586,000	21,704,000	21,570,000
Gross profit	2,170,000	2,422,000	4,050,000	4,500,000
Operating expenses	2,098,000	2,172,000	4,136,000	4,043,000
Interest and financing costs	480,000	289,000	956,000	612,000
Other income, net	13,000	32,000	29,000	120,000
Provision/(Benefit) from income taxes	-	-	-
Net loss	$(395,000)	$(7,000)	$(1,013,000)	$(35,000)

Balance Sheet Data:

	June 30,	December 31,
	2023	2022

Cash	$837,000	$281,000
Working capital	$17,740,000	$18,600,000
Total assets	$54,384,000	$53,814,000
Total stockholders’ equity	$16,166,000	$16,839,000

Results of Operations for the three months ended June 30, 2023

Net Sales:

Consolidated net sales for the three months ended June 30, 2023 were $13,205,000, a decrease of $803,000, or 5.7%, compared with $14,008,000 for the three months ended June 30, 2022. The decrease in net sales was primarily due to the timing of shipment of certain larger components.

As indicated in the table below, three customers represented 62.7% and 66.2% of total sales for the three months ended June 30, 2023 and June 30, 2022, respectively.

	Percentage of Sales
Customer	2023	2022
Sikorsky Aircraft	30.2%	26.4%
Goodrich Landing Gear Systems	18.5%	29.5%
Rohr	14.0%	10.3%

Gross Profit:

For the three months ended June 30, 2022, substantially all of the inventory value was estimated using a gross profit percentage based on the annual gross profit percentage for 2021. Adjustments to reconcile the Company’s books to the annual physical inventory were recorded in the fourth quarter of 2022. For the three months ended June 30, 2023 inventory and gross profit percentage were determined by the Company’s perpetual inventory system.

Consolidated gross profit for the three months ended June 30, 2023 was $2,170,000, a decrease of $252,000, or 10.4%, as compared to gross profit of $2,422,000 for the three months ended June 30, 2022. Consolidated gross profit as a percentage of sales was 16.4% and 17.3% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the gross profit percentage was attributable to lower sales and the mix of products sold during 2023.

Operating Expenses:

Consolidated operating expenses for the three months ended June 30, 2023 totaled $2,098,000 and decreased $74,000 or 2.3% compared to $2,172,000 for the three months ended June 30, 2022. The decrease was caused by reductions in compensation and shipping expense. These decreased costs were partially offset by increases in stock compensation expense and an increase in amounts spent on information technology.

Interest and Financing Costs:

Interest and financing costs for the three months ended June 30, 2023 were $480,000 an increase of $191,000 or 66.1% compared to $289,000 for the three months ended June 30, 2022. This increase was related to increase in debt related to new equipment and higher interest rates charged during the period. The average interest rate charges were 7.51% and 3.60% for the three month periods ended June 30, 2023 and 2022, respectively.

Net (Loss) Income:

Net loss for the three months ended June 30, 2023 was $395,000, compared a to net loss of $7,000 for the three months ended June 30, 2022 due to the reasons stated above.

Results of Operations for the six months ended June 30, 2023

Net Sales:

Consolidated net sales for the six months ended June 30, 2023 were $25,754,000, a decrease of $316,000, or 1.2%, compared with $26,070,000 for the six months ended June 30, 2022. The decrease in net sales was primarily due to the timing of shipment of certain larger components.

As indicated in the table below, three customers represented 54.5% and four customers represented 77.9% of total sales for the six months ended June 30, 2023 and June 30, 2022, respectively.

	Percentage of Sales
Customer	2023	2022
Sikorsky Aircraft	21.3%	25.8%
Goodrich Landing Gear Systems	21.1%	28.4%
RUAG	12.1%	**
United States Department of Defense	*	13.7%
Rohr	*	10.0%

*	Customer was less than 10% of sales for the six months June 30, 2023
**	Customer was less than 10% of sales for the six months June 30, 2022

Gross Profit:

For the six months ended June 30, 2022, substantially all of the inventory value was estimated using a gross profit percentage based on the annual gross profit percentage for 2021. Adjustments to reconcile the Company’s books to the annual physical inventory were recorded in the fourth quarter of 2022. For the six months ended June 30, 2023 inventory and gross profit percentage were determined by the Company’s perpetual inventory system.

Consolidated gross profit for the six months ended June 30, 2023 was $4,050,000, a decrease of $450,000, or 10.0%, as compared to gross profit of $4,500,000 for the six months ended June 30, 2022. Consolidated gross profit as a percentage of sales was 15.7% and 17.3% for the six months ended June 30, 2023 and 2022, respectively Consolidated gross profit for the first six months of 2023 was negatively impacted by sales of several lower margin products due to increased costs in processing these products in the first quarter of 2023.

Operating Expenses:

Consolidated operating expenses for the six months ended June 30, 2023 totaled $4,136,000 and increased by $93,000 or 2.3% compared to $4,043,000 for the six months ended June 30, 2022. The increase was caused by increases in stock compensation expense and an increase in amounts spent on information technology. These increased costs were partially offset by decreases in compensation and shipping expense.

Interest and Financing Costs:

Interest and financing costs for the six months ended June 30, 2023 were $956,000 an increase of $344,000 or 56.2% compared to $612,000 for the six months ended June 30, 2022. This increase was related to increase in debt related to new equipment and higher interest rates charged during the period. The average interest rate was 7.27% and 3.55% for the six month periods ending June 30, 2023 and 2022, respectively.

Net Loss:

Net loss for the six months ended June 30, 2023 was $1,013,000, compared to net loss of $35,000 for the six months ended June 30, 2022, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of June 30, 2023, we have debt service requirements related to:

1)	Our Webster Facility of $19,344,000 consisting of a Revolving Loan of $13,837,000 and a term loan in the amount of $5,507,000. During the remainder of our fiscal 2023, we are required to pay $473,000 of the principal due under the term loan.

2)	Related party debt consisting of convertible subordinated note payables of $4,812,000 and subordinated note payables of $1,350,000. This debt is not due until July 1, 2026. Under the Webster Facility we are permitted to make principal payments against this debt in the amount of $250,000 per quarter, as long as certain conditions are met.

3)	Various equipment leases and contractual obligations related to our normal business.

We have historically met our cash requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our short-term cash requirements over the next twelve months out of cash flow from operations. On May 17, 2022, we entered into the Fourth Amendment to the Loan and Security Agreement with Webster Bank (“Webster”). The purpose of the amendment was to increase the Term Loan to $5,000,000, reduce the monthly principal installments to be made in respect to the term loan and establish a capital expenditure line of credit in the amount of $2,000,000 which we can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures we may make each year. During December 2022 we borrowed $878,000 for a capital expenditure and again in January 2023 we borrowed $739,500 for an additional capital expenditure.

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

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Six months ended
	June 30,
	2023	2022
Cash provided by (used in)
Operating activities	$1,406	$315
Investing activities	(1,383)	(1,327)
Financing activities	533	1,315
Net increase in cash	$556	$303

Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the six months ended June 30, 2023, our net loss of $(1,013,000) was offset by $1,910,000 of non-cash items consisting primarily of depreciation of property and equipment of $1,239,000, employee and director stock compensation expense of $340,000 and amortization of right-of-use assets of $295,000 which were partially offset by a deferred gain on the sale of real estate in the amount of $19,000.

Operating assets and liabilities provided cash in the net amount of $509,000 consisting primarily of net decreases in accounts receivable, prepaid expense and deposits in the amounts of $1,303,000, $85,000 and $33,000, respectively, and a net increase in accounts payable and accrued expense in the amount of $726,000, which were partially offset by an increase in inventory in the amount of $946,000, and decreases in operating lease liabilities and customer deposits in the amounts of $377,000 and $314,000, respectively.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment.

For the six months ended June 30, 2023, cash used in investing activities was $1,383,000. This was for the purchase of state-of-the-art machinery.

Cash Provided by Financing Activities

Cash provided by financing activities consists of the borrowing and repayments under our credit facilities with our senior lender, Webster, increases in and repayments of finance obligations and other notes payable.

For the six months ended June 30, 2023, cash provided by financing activities was $533,000. This was comprised of increased borrowings on our Webster term loan and our Webster revolving loan in the amounts of $740,000 and $486,000, respectively, partially offset by net payments on our Webster term loan in the amount of $640,000, and payments of $49,000 and $4,000 on our financing lease obligations and loan payable – financed asset, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2023.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and all applicable U.S. GAAP accounting standards effective as of June 30, 2023 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Based on an evaluation of our internal controls over financial reporting for the six months ended June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of June 30, 2023. In our 2022 Form 10-K we reported certain material weaknesses in our internal controls over financial reporting as of December 31, 2022. During the first half of 2023, we have established written controls and operating procedures intended to address the issues reported related to determining the appropriate reserves to be taken with respect to our inventory and management’s review controls over the income tax provision in the notes to our financial statements, however, these material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period of time and management has concluded through appropriate testing that the controls are operating effectively. We are continuing to assess the actions that need to be taken to remedy the material weaknesses in the design flaw related to granting access to our IT system

Changes in Internal Control over Financial Reporting

Except as discussed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Fifth Amendment to Loan and Security Agreement with Webster Bank, National Association, successor by merger to Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 10, 2023).

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2023

AIR INDUSTRIES GROUP

By:	/s/ Michael Recca
Michael Recca Chief Financial Officer (principal financial and accounting officer)