Form 10-Q
period 2023-09-30
AIR INDUSTRIES GROUP
filed 2023-12-06
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

or

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

There were 3,303,045 shares of the registrant’s common stock outstanding as of December 1, 2023.

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

These statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved. Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this report and the risks discussed in our other filings with the Securities Exchange Commission.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under the securities laws of the United States.

ii

PART I

FINANCIAL INFORMATION

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash	$740,000	$281,000
Accounts Receivable, Net of Allowance for Credit Loss of $348,000 and $281,000, at September 30, 2023 and December 31, 2022, respectively	5,221,000	9,483,000
Inventory	31,348,000	31,821,000
Prepaid Expenses and Other Current Assets	235,000	307,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	28,000	28,000
Total Current Assets	37,868,000	42,216,000

Property and Equipment, Net	9,285,000	8,593,000
Operating Lease Right-Of-Use-Assets	2,024,000	2,473,000
Deferred Financing Costs, Net, Deposits and Other Assets	542,000	532,000

TOTAL ASSETS	$49,719,000	$53,814,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt - Current Portion	$13,903,000	$14,477,000
Accounts Payable and Accrued Expenses	7,290,000	7,542,000
Operating Lease Liabilities - Current Portion	854,000	778,000
Deferred Gain on Sale - Current Portion	38,000	38,000
Customer Deposits	3,476,000	781,000
Total Current Liabilities	25,561,000	23,616,000

Long-Term Liabilities
Debt - Net of Current Portion	1,156,000	4,629,000
Subordinated Notes Payable - Related Party	6,162,000	6,162,000
Operating Lease Liabilities - Net of Current Portion	1,815,000	2,463,000
Deferred Gain on Sale - Net of Current Portion	76,000	105,000
TOTAL LIABILITIES	34,770,000	36,975,000

Commitments and Contingencies (see Note 7)

Stockholders’ Equity
Preferred Stock, Par Value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2023 and December 31, 2022.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,289,827 and 3,247,937 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,000	3,000
Additional Paid-In Capital	82,868,000	82,446,000
Accumulated Deficit	(67,922,000)	(65,610,000)
TOTAL STOCKHOLDERS’ EQUITY	14,949,000	16,839,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,719,000	$53,814,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Sales	$12,293,000	$13,278,000	$38,047,000	$39,348,000

Cost of Sales	11,065,000	11,036,000	32,769,000	32,606,000

Gross Profit	1,228,000	2,242,000	5,278,000	6,742,000

Operating Expenses	2,024,000	2,073,000	6,160,000	6,116,000

(Loss) Income from Operations	(796,000)	169,000	(882,000)	626,000

Interest and Financing Costs	(398,000)	(205,000)	(1,118,000)	(566,000)

Interest Expense - Related Parties	(118,000)	(118,000)	(354,000)	(369,000)

Other Income, Net	13,000	12,000	42,000	132,000

Loss before Provision For Income Taxes	(1,299,000)	(142,000)	(2,312,000)	(177,000)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,299,000)	$(142,000)	$(2,312,000)	$(177,000)

Loss per share - Basic and diluted	$(0.40)	$(0.04)	$(0.71)	$(0.05)

Weighted Average Shares Outstanding - Basic and diluted	3,286,682	3,232,467	3,270,399	3,224,912

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	3,247,937	$3,000	$82,446,000	$(65,610,000)	$16,839,000

Common Stock issued for directors fees	11,430	-	54,000	-	54,000
Stock Compensation Expense	-	-	45,000	-	45,000
Net Loss	-	-	-	(618,000)	(618,000)
Balance, March 31, 2023	3,259,367	$3,000	$82,545,000	$(66,228,000)	$16,320,000

Common Stock issued for directors fees	15,230	-	54,000	-	54,000
Stock Compensation Expense	-	-	187,000	-	187,000
Net Loss	-	-	-	(395,000)	(395,000)
Balance, June 30, 2023	3,274,597	$3,000	$82,786,000	$(66,623,000)	$16,166,000

Common Stock issued for directors fees	15,230	-	54,000	-	54,000
Stock Compensation Expense	-	-	28,000	-	28,000
Net Loss	-	-	-	(1,299,000)	(1,299,000)
Balance, September 30, 2023	3,289,827	$3,000	$82,868,000	$(67,922,000)	$14,949,000

Balance January 1, 2022	3,212,801	$3,000	$81,920,000	$(64,534,000)	$17,389,000
Common Stock issued for directors fees	5,522	-	54,000	-	54,000
Stock Compensation Expense	-	-	66,000	-	66,000
Net Loss	-	-	-	(28,000)	(28,000)
Balance, March 31, 2022	3,218,323	$3,000	$82,040,000	$(64,562,000)	$17,481,000

Common Stock issued for directors fees	6,429	-	54,000	-	54,000
Stock Compensation Expense	-	-	141,000	-	141,000
Net Loss	-	-	-	(7,000)	(7,000)
Balance, June 30, 2022	3,224,752	$3,000	$82,235,000	$(64,569,000)	$17,669,000

Common Stock issued for directors fees	7,715	-	54,000	-	54,000
Stock Compensation Expense	-	-	55,000	-	55,000
Net Loss	-	-	-	(142,000)	(142,000)
Balance, September 30, 2022	3,232,467	$3,000	$82,344,000	$(64,711,000)	$17,636,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,
(Unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,312,000)	$(177,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,853,000	1,906,000
Non-cash employee compensation expense	260,000	262,000
Non-cash directors compensation	162,000	162,000
Non-cash other income recognized	-	(59,000)
Amortization of operating lease right-of-use assets	449,000	403,000
Deferred gain on sale of real estate	(29,000)	(29,000)
Bad debt expense (recovery)	38,000	(102,000)
Amortization of deferred financing costs	51,000	48,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	4,224,000	1,917,000
Inventory	473,000	(3,876,000)
Prepaid expenses and other current assets	72,000	(24,000)
Prepaid taxes	-	(3,000)
Deposits and other assets	(20,000)	(74,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(251,000)	256,000
Operating lease liabilities	(572,000)	(504,000)
Customer deposits	2,695,000	(179,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,093,000	(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,867,000)	(1,980,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,867,000)	(1,980,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Webster Bank	(4,908,000)	1,641,000
Proceeds from term loan - Webster Bank	740,000	1,945,000
Proceeds from term loan - CT Green Bank	393,000	-
Payments of term loan - Webster Bank	(876,000)	(1,430,000)
Payments of deferred financing costs	(25,000)	(20,000)
Payment of subordinated note payable - related party	-	(250,000)
Payments of finance lease obligations	(84,000)	(263,000)
Payments of loan payable - financed asset	(7,000)	(5,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,767,000)	1,618,000

NET INCREASE (DECREASE) IN CASH	459,000	(435,000)
CASH AT BEGINNING OF PERIOD	281,000	627,000
CASH AT END OF PERIOD	$740,000	$192,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2023	2022

Supplemental cash flow information
Cash paid during the period for interest	$1,472,000	$895,000

	2023	2022

Supplemental Disclosure of non-cash investing and finance activities
Acquisition of financed lease asset	$679,000	$-

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FORMATION, BASIS OF PRESENTATION AND GOING CONCERN

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, the accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and The Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, from which the accompanying condensed consolidated balance sheet dated December 31, 2022 was derived.

Going Concern

As of September 30, 2023, the Company had aggregate debt of $13,715,000 payable to Webster Bank. For the nine months ended September 30, 2023, net cash provided by operating activities was $7,093,000. Despite this year-to-date positive operating cash flow, as discussed in further detail in Note 5, the Company was in violation of two of its financial covenants, including the Fixed Charge Coverage Ratio, as a result of the losses incurred by the Company as well as the large increase in interest rates charged on our debt with Webster Bank.

In November 2023, we entered into an amended credit facility with Webster Bank to (a) waive such defaults including our failure to maintain a Fixed Charge Coverage Ratio of 0.95 to 1.00 for the fiscal quarter ended September 30, 2023 and (b) reduce the Fixed Charge Coverage Ratio compliance requirements for the fiscal quarters ending December 31, 2023, March 31 and June 30, 2024. This amended credit facility is intended to provide us with additional flexibility to meet future financial covenants.

Navigating the current business landscape poses significant challenges. Accurately projecting future financial periods and ensuring covenant compliance has become extremely difficult. We are grappling with supply chain issues, particularly in securing critical inventory essential for fulfilling specific orders. Additionally, the recent Middle East war has heightened geopolitical instability that we expect will cause fluctuations in our future business results.

Our future liquidity may be adversely impacted by various risks and uncertainties, including but not limited to the ongoing wars in Ukraine and Israel, other geopolitical volatility, deterioration in the financial markets or defense industries and other macroeconomic events.

While we are presently in full compliance with our Webster Facility, the Company has failed to meet its covenants, as amended, during two out of three of last fiscal quarters. Additionally, it is possible, that the Company may not meet its financial covenants in one of the upcoming fiscal quarters over the next twelve months due to either future losses and/or raising interest rates. Therefore, we have classified the term loan that expires on December 30, 2025 as current as of September 30, 2023, in accordance with the guidance in ASC 470-10-45 related to the classification of callable debt. Failure to meet the revised covenants in future periods and secure any necessary waivers raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of this report. The Company is required to maintain a collection account with Webster Bank into which substantially all of the Company’s cash receipts are remitted. If Webster were to cease lending and keep the funds remitted to the collection account, the Company would lack the funds to continue its operations.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions and other relevant factors, including specific reserves for certain accounts. Accounts receivable are written off when deemed uncollectible.  Bad debt expenses are recorded in selling, general, and administrative expense.

The activity for the allowance for credit losses during the nine months ended September 30, 2023 and 2022 is set forth in the table below

	September 30,
	2023	2022
Balance, January 1,	$281,000	$594,000

Provision (Reversal)	67,000	(99,000)
Write-offs	—	—
Balance, September 30	$348,000	$493,000

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

Inventories consist of the following at:

	September 30,	December 31,
	2023	2022

Raw Materials	$4,836,000	$4,198,000
Work In Progress	16,337,000	20,488,000
Finished Goods	13,415,000	10,748,000
Reserve	(3,240,000)	(3,613,000)
Total Inventory	$31,348,000	$31,821,000

Credit and Concentration Risks

There were three customers that represented 60.8% and two customers that represented 63.9% of total net sales for the three months ended September 30, 2023 and 2022, respectively. This is set forth in the table below.

	Percentage of Sales
	September 30,	September 30,
Customer	2023	2022

1	31.9%	**
2	18.0%	**
3	10.9%	**
4	*	40.7%
5	*	23.2%

*	Customer was less than 10% of sales for the three months ended September 30, 2023
**	Customer was less than 10% of sales for the three months ended September 30, 2022

There were four customers that represented 62.9% and three customers that represented 68.9% of total sales for the nine months ended September 30, 2023 and 2022, respectively. This is set forth in the table below.

	Percentage of Sales
	September 30,	September 30,
Customer	2023	2022

1	24.7%	19.5%
2	17.3%	32.5%
3	10.9%	**
4	10.0%	**
5	*	16.9%

*	Customer was less than 10% of sales for the nine months ended September 30, 2023
**	Customer was less than 10% of sales for the nine months ended September 30, 2022

There were three customers that represented 56.7% and 70.3% of gross accounts receivable at September 30, 2023 and December 31, 2022, respectively. This is set forth in the table below.

	Percentage of Accounts Receivables
	September 30,	December 31,
Customer	2023	2022

1	23.2%	33.1%
2	20.0%	23.6%
3	13.5%	**
4	*	13.6%

*	Customer was less than 10% of accounts receivable at September 30, 2023
**	Customer was less than 10% of accounts receivable at September 30, 2022

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine month periods ending September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
Product	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Military	$10,144,000	$11,266,000	$31,513,000	$33,399,000
Commercial	2,149,000	2,012,000	6,534,000	5,949,000

Total	$12,293,000	$13,278,000	$38,047,000	$39,348,000

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

At September 30, 2023 and December 31, 2022, customer deposits were $3,476,000 and $781,000 respectively. The Company recognized revenue of $147,000 and $461,000 during the three and nine months ended September 30, 2023, respectively, that was included in the customer deposits balance as of December 31, 2022. The Company recognized revenue of $73,000 and $126,000 during the three and nine months ended September 30, 2022, respectively, that was included in the customer deposits balance as of December 31, 2021.

Backlog

Backlog represents executed non-cancellable contracts that represent firm orders that are deliverable over the next 18- month period. As of September 30, 2023, backlog relating to remaining performance obligations in contracts was approximately $66,900,000. We expect to recognize revenue amounts in future periods related to these remaining performance obligations as follows: approximately $11,900,000 to $13,900,000 of our backlog during the remainder of 2023, approximately $48,500,000 from January 1, 2024 through December 31, 2024, and approximately $3,000,000 to $4,500,000 from January 1, 2025 through March 31, 2025. This expectation is based on the Company’s belief that raw material will be delivered on time from its suppliers, and that its customers will accept delivery as scheduled.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. Contract costs receivable totals $296,000 at both September 30, 2023 and December 31, 2022.

Leases

The Company accounts for leases under ASC 842, “Leases.” All leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the condensed consolidated statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. See Note 4.

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three and Nine Months Ended
	September 30,	September 30,
	2023	2022

Stock options	462,870	305,350
Warrants	-	76,000
	462,870	381,350

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	Three and Nine Months Ended
	September 30,	September 30,
	2023	2022

Stock options	-	-
Convertible notes payable	405,800	405,800
	405,800	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model. Stock-based compensation expense for employees amounted to $28,000 and $55,000 for the three months ended September 30, 2023 and 2022, respectively, and $260,000 and $262,000 for the nine months ended September 30, 2023 and 2022, respectively. Stock compensation expense for directors amounted to $54,000 and $54,000 for the three months ended September 30, 2023 and 2022, respectively, and $162,000 and $162,000 for the nine months ended September 30, 2023 and 2022, respectively. Stock compensation expense for employees and directors was included in operating expenses on the accompanying Condensed Consolidated Statements of Operations.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022

Land	$300,000	$300,000
Buildings and Improvements	2,206,000	1,789,000
Machinery and Equipment	24,681,000	23,566,000
Finance Lease Right-of-Use Assets - Machinery and Equipment	1,054,000	375,000
Tools and Instruments	13,972,000	13,744,000
Automotive Equipment	266,000	266,000
Furniture and Fixtures	310,000	290,000
Leasehold Improvements	1,025,000	941,000
Computers and Software	605,000	604,000
Total Property and Equipment	44,419,000	41,875,000
Less: Accumulated Depreciation	(35,134,000)	(33,282,000)
Property and Equipment, net	$9,285,000	$8,593,000

Depreciation expense for the three months ended September 30, 2023 and 2022 was $614,000 and $598,000, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1,853,000 and $1,906,000, respectively.

Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under finance leases is included in depreciation expense. Accumulated depreciation on these assets was approximately $46,000 and $0 as of September 30, 2023 and December 31, 2022, respectively.

Note 4. LEASES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Operating lease cost:	$295,000	$271,000	$839,000	$834,000
Total lease cost	$295,000	$271,000	$839,000	$834,000

Other Information
Cash paid for amounts included in the measurement lease liability:	$258,000	$250,000	$773,000	$750,000
Operating cash flow from operating leases	$258,000	$250,000	$773,000	$750,000

	September 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term - in years	2.91	3.64
Weighted Average discount rate - %	9.06%	8.89%

The aggregate undiscounted cash flows of operating lease payments for leases with remaining terms greater than one year are as follows:

Amount
December 31, 2023 (remainder of year)	$265,000
December 31, 2024	1,070,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	3,057,000
Less: discount	(388,000)
Total operating lease maturities	2,669,000
Less: current portion of operating lease liabilities	(854,000)
Total long-term portion of operating lease maturities	$1,815,000

Note 5. DEBT

Notes payable, related party notes payable and finance lease obligations consist of the following:

	September 30,	December 31,
	2023	2022

Revolving loan to Webster Bank	$8,444,000	$13,352,000
Term loan, Webster	5,275,000	5,396,000
Connecticut Green Bank loan	393,000	-
Finance lease obligations	923,000	328,000
Loans payable - financed assets	24,000	30,000
Related party notes payable	6,162,000	6,162,000
Subtotal	21,221,000	25,268,000
Less: Current portion	(13, 903,000)	(14,477,000)
Long Term Portion	$7, 318,000	$10,791,000

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

As of September 30, 2023, there is currently $8,444,000 outstanding under the Webster Revolving Loan and $5,275,000 under the Webster term loan, inclusive of amounts drawn under the Equipment Line of Credit. Additionally, there is $382,000 remaining available under the equipment line of credit. The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$236,000
December 31, 2024	945,000
December 31, 2025	4,143,000
Webster Term Loan payable	5,324,000
Less: debt issuance costs	(49,000)
Total Webster Term Loan payable, net of debt issuance costs	5,275,000
Less: Current portion of Webster Term Loan payable	5,275,000
Total long-term portion of Webster Term Loan payable	$-

As of December 31, 2022, our debt to Webster in the amount of $18,748,000 consisted of the Webster Revolving Loan in the amount of $13,352,000 and the Webster term loan in the amount of $5,396,000 which included $878,000 drawn on the equipment line of credit. As discussed in Note 1, there is no assurance that the Company will be able to meet its financial covenants in one of the upcoming fiscal quarters over the next twelve months, therefore in accordance with the guidance in ASC 470-10-45 related to the classification of callable debt the entire term loan has been classified as short term as of September 30,2023.

Interest expense related to the Webster Facility amounted to approximately $380,000 and $204,000 for the three months ended September 30, 2023 and 2022, respectively, and $1,084,000 and $506,000 for the nine months ended September 30, 2023 and 2022, respectively.

The below summarizes historical amendments to the Webster Facility and various terms:

For so long as the Webster term loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay to Webster an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be made to Webster and applied to the outstanding principal balance of the term loan, on or prior to the April 15 immediately following such fiscal year. The Company made an Excess Cash Flow payment of $854,000 in April 2022 (for fiscal year ended December 31, 2021). As required, the Company provided the calculation for the Excess Cash Flow payment of $195,000 for fiscal year ended December 31, 2022 to Webster prior to the April 15, 2023 deadline for such payment and authorized such payment to be made from the Revolving Loan. On June 13, 2023, Webster applied this payment to the term loan.

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

Under the terms of the Webster Facility, both the Webster revolving line of credit and the Webster term loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.78% and 4.70% the three months ended September 30, 2023 and 2022, respectively and was 7.44% and 3.94% for the nine months ended September 30, 2023 and 2022, respectively.

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

The Webster Facility required that the Company maintain a defined Fixed Charge Coverage Ratio of 1.25 to 1.00 at the end of each Fiscal Quarter. On August 4, 2023, the Company entered into the Fifth Amendment to the Webster Facility (“Fifth Amendment”). The amendment waived the default caused by the failure to achieve the required Fixed Charge Coverage Ratio for the Fiscal Quarter ended March 31, 2023 and decreased the required Fixed Charge Coverage Ratio to 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023 and September 30, 2023. Additionally, the Fifth Amendment increased the amount of purchase money secured Debt (including Finance Leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with these changes, the Company paid an amendment fee of $10,000.

On November 20, 2023, the Company entered into the Sixth Amendment to the Webster Facility (“Sixth Amendment”). The amendment waived the default caused by the failure to achieve the required Fixed Charge Coverage Ratio for the Fiscal Quarter ended September 30, 2023 and the fact that the Company’s Capital Expenditures were in excess of the amount permitted in the Webster Facility. The Sixth Amendment allows for the Fixed Charge Coverage Ratio to be calculated on a rolling basis (w) for the Fiscal Quarter Ending December 31, 2023, three month basis, (x) for the Fiscal Quarter Ending March 31, 2024, six month basis, (y) for the Fiscal Quarter Ending June 30, 2024, nine month basis, and (z) for all other Fiscal Quarters, twelve month basis. Additionally, the Fixed Charge Coverage Ratio shall not be less than (i) 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023, September 30, 2023, and December 31, 2023, (ii) 1.10 to 1.00 for the Fiscal Quarter ending March 31, 2024, (iii) 1.20 to 1.00 for the Fiscal Quarter ending June 30, 2024, and (iv) 1.25 to 1.00 for all other Fiscal Quarters. The Sixth Amendment has increased the Capital Expenditure limit to $2,500,000 in any Fiscal Year. In connection with these changes, the Company paid an amendment for of $20,000.

As a result of the Company’s entry into the Sixth Amendment, the Company was in compliance with all financial covenants of the Webster Facility for the Fiscal Quarter ended September 30, 2023.

Connecticut Green Bank (“Green Bank”)

On August 16, 2023, the Company entered into a Financing Agreement with Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. Advances are made by Green Bank upon its approval of costs incurred on the Project up to $934,553. As of September 30, 2023, an advance of $393,233 had been made including the payment of Green Bank’s closing costs of $25,233. Interest accrues at the rate of 5% on advances and is capitalized and added to the outstanding principal of the loan. Upon project completion, the cumulative total of the advances and capitalized interest will convert to a 20-year level payment term loan with interest accruing at the rate of 5.75%. Semi-annual payments are projected to be approximately $41,000 inclusive of interest over the 20-year term.

Finance Lease Obligations

The Company entered into a finance lease in November of 2022 for the purchase of new manufacturing equipment. Additionally, during May of 2023, the Company entered into an additional finance lease for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $962,000 and $328,000 as of September 30, 2023 and December 31, 2022, respectively. The leases have an average imputed interest rate of 7.32% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Finance Lease cost:
Amortization of Right-of-Use assets	$39,000	$-	$84,000	$-
Interest on lease liabilities	17,000	-	33,000	-
Total lease Costs	$56,000	$-	$117,000	$-

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$39,000	$9,000	$84,000	$9,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$679,000	$-	$679,000	$-

As of September 30, 2023, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$56,000
December 31, 2024	224,000
December 31, 2025	224,000
December 31, 2026	199,000
December 31, 2027	124,000
December 31, 2028	124,000
Thereafter	177,000
Total future minimum finance lease payments	1,128,000
Less: imputed interest	(205,000)
Less: Current portion	(162,000)
Long-term portion	$761,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $24,000 and $30,000 as of September 30, 2023 and December 31, 2022, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the year ending	Amount
December 31, 2023 (remainder of the year)	$3,000
December 31, 2024	9,000
December 31, 2025	9,000
December 31, 2026	4,000
Loans Payable - financed assets	25,000
Less: Current portion	(9,000)
Long-term portion	$16,000

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

On January 1, 2021, the related party subordinated notes due to Michael and Robert Taglich and Taglich Brothers, Inc., were amended to include all accrued interest through December 31, 2020 in the principal balance of the notes. Per the terms of the Webster Facility, these notes remain subordinate to the Webster Facility and the outstanding principal amount of the notes and any accrued but unpaid interest is due on July 1, 2026. Approximately $2,732,000 of the related party convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share and bears interest at a rate of 6% per annum, while the remaining $2,080,000 of the related party convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share and bears interest rate of 7% per annum. The subordinated notes which are not convertible bear interest at the rate of 12% per annum. There are no periodic principal payments due on the subordinated notes payable and convertible subordinated notes payable. Under the terms of the Webster Facility, as amended, the Company is now allowed, subject to certain limitations, to make principal payments of $250,000 per quarter of this subordinated debt.

For the three and nine months ended September 30, 2023 no principal payments have been made on these notes. For the three and nine months ended September 30, 2022, a principal payment of $250,000 was made against the Subordinated Notes due to Michael Taglich. This payment was made pursuant to the conditions set forth in the Webster Facility, as amended.

The note holders and the principal balance of the notes of September 30, 2023 are shown below:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Interest expense on all related party notes payable for the three months ended September 30, 2023 and 2022 was $118,000 and $118,000, respectively, and $354,000 and $369,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

The Company issued 15,230 and 7,715 shares of common stock in payment of director fees totaling $54,000 and $54,000 for the three months ended September 30, 2023 and 2022, respectively, and 41,890 and 19,666 shares totaling $162,000 and $162,000 for the nine months ended September 30, 2023 and 2022, respectively.

During the fourth quarter of 2023, the Company issued 13,218 shares of common stock in payment of directors’ fees totaling $54,000.

2022 Equity Incentive Plan

At the 2023 annual meeting of shareholders, an amendment to the Air Industries Group 2022 Equity Incentive Plan, was approved. The amendment increased the number of shares of the Company’s common stock, par value $.001 per share, that are available for issuance by 250,000 shares from 100,000 shares to 350,000.

Note 7. CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contact Pharmacal moved to amend its Complaint. The Company opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division which the Company has opposed. The argument of the appeal filed by Contract Pharmacal was heard by the Appellate Division on November 9, 2023. The Appellate Division has yet to render a decision with respect to Contract Phamacal’s appeal. The Company disputes the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously.

Note 8. INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2023, and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 9. SUBSEQUENT EVENTS

On November 21, 2023, the Company received a notice from NYSE American (the “Exchange”) stating that the Company is not in compliance with the continued listing standards of the Exchange under the timely filing criteria included in Section 1007 of the NYSE American Company Guide because the Company failed to file by the extended due date of November 20, 2023, its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”).

In accordance with Section 1007 of the Company Guide, the Company will have six months from the date of the filing delinquency, or until May 20, 2024 (the “Initial Cure Period”), to file the Form 10-Q with the Securities and Exchange Commission. If the Company fails to file the Form 10-Q during the Initial Cure Period, the Exchange may, in its sole discretion, provide an additional six-month cure period depending on the Company’s specific circumstances.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Net sales	$12,293,000	$13,278,000	$38,047,000	$39,348,000
Cost of sales	11,065,000	11,036,000	32,769,000	32,606,000
Gross profit	1,228,000	2,242,000	5,278,000	6,742,000
Operating expenses	2,024,000	2,073,000	6,160,000	6,116,000
Interest and financing costs	516,000	323,000	1,472,000	935,000
Other income, net	13,000	12,000	42,000	132,000
Provision for income taxes	-	-	-	-
Net loss	$(1,299,000)	$(142,000)	$(2,312,000)	$(177,000)

Balance Sheet Data:

	September 30,	December 31,
	2023	2022

Cash	$740,000	$281,000
Working capital	$12,307,000	$18,600,000
Total assets	$49,719,000	$53,814,000
Total stockholders’ equity	$14,949,000	$16,839,000

Results of Operations for the three months ended September 30, 2023

Net Sales:

Consolidated net sales for the three months ended September 30, 2023 were $12,293,000, a decrease of $985,000, or 7.4%, compared with $13,278,000 for the three months ended September 30, 2022. The decrease in net sales was primarily due to the timing of certain shipments of large high dollar components and a supply chain issue related to securing raw material for a specific product.

As indicated in the table below, three customers represented 60.8% and two customers represented 63.9% of total sales for the three months ended September 30, 2023 and September 30, 2022, respectively.

	Percentage of Sales
Customer	2023	2022
Sikorsky Aircraft	31.9%	**
Boeing	18.0%	**
Collins Aerostructures	10.9%	**
Goodrich Landing Gear Systems	*	40.7%
United States Department of Defense	*	23.2%

*	Customer was less than 10% of sales for the three months September 30, 2023
**	Customer was less than 10% of sales for the three months September 30, 2022

Gross Profit:

Consolidated gross profit for the three months ended September 30, 2023 was $1,228,000, a decrease of $1,014,000, or 45.2%, as compared to gross profit of $2,242,000 for the three months ended September 30, 2022. Consolidated gross profit as a percentage of sales was 10.0% and 16.9% for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross profit percentage was attributable to lower sales which led to the under absorption of manufacturing overhead. The decrease in sales for the quarter was primarily the result of a delay in the receipt of raw materials from one of our suppliers related to a specific product which delayed production. Additionally, during 2023 the mix of product that was sold had lower margins than what was sold during 2022.

Operating Expense

Consolidated operating expenses for the three months ended September 30, 2023 totaled $2,024,000 and decreased by $49,000 or 2.4% compared to $2,073,000 for the three months ended September 30, 2022. The decrease was caused by reductions in compensation and shipping expense. These decreased costs were partially offset by an increase in amounts spent on information technology.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2023 were $516,000, an increase of $193,000 or 59.8% compared to $323,000 for the three months ended September 30, 2022. This increase was related to increase in debt related to new equipment and higher interest rates charged during the period. The average interest rate charged was 7.78% and 4.70% for the three months ended September 30 2023 and 2022, respectively.

Net Loss

Net loss for the three months ended September 30, 2023 was $1,299,000, compared to a net loss of $142,000 for the three months ended September 30, 2022 due to the reasons stated above.

Results of Operations for the nine months ended September 30, 2023

Net Sales:

Consolidated net sales for the nine months ended September 30, 2023 were $38,047,000, a decrease of $1,301,000, or 3.3%, compared with $39,348,000 for the nine months ended September 30, 2022. The decrease in net sales was primarily due to the timing of certain shipments of large high dollar components and a supply chain issue related to securing raw material for a specific product.

As indicated in the table below, four customers represented 62.6% and three customers represented 68.9% of total sales for the nine months ended September 30, 2023 and September 30, 2022, respectively.

	Percentage of Sales
Customer	2023	2022
Sikorsky Aircraft	24.4%	19.5%
Goodrich Landing Gear Systems	17.3%	32.5%
RUAG	10.9%	**
Boeing	10.0%	**
United States Department of Defense	*	16.9%

*	Customer was less than 10% of sales for the nine months September 30, 2023
**	Customer was less than 10% of sales for the nine months September 30, 2022

Gross Profit:

Consolidated gross profit from operations for the nine months ended September 30, 2023 was $5,278,000, a decrease of $1,464,000, or 21.7%, as compared to gross profit of $6,742,000 for the nine months ended September 30, 2022. Consolidated gross profit as a percentage of sales was 13.9% and 17.1% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit percentage was attributable to lower sales which led to the under absorption of manufacturing overhead. The decrease in sales in 2023 was partially the result of a delay in the receipt of raw materials from one of our suppliers related to a specific product which delayed production. Additionally, during 2023 the mix of product that was sold had lower margins than what was sold during 2022.

Operating Expenses

Consolidated operating expenses for the nine months ended September 30, 2023 totaled $6,160,000 and increased by $44,000 or 0.7% compared to $6,116,000 for the nine months ended September 30, 2022. The increase was caused by increases in stock compensation expense and an increase in amounts spent on information technology. These increased costs were partially offset by decreases in compensation and shipping expense.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2023 were $1,472,000 an increase of $537,000 or 57.4% compared to $935,000 for the nine months ended September 30, 2022. This increase was related to increase in debt related to new equipment and higher interest rates charged during the period. The average interest rate was 7.44% and 3.94% for the nine month periods ending September 30, 2023 and 2022, respectively

Net Loss

Net Loss for the nine months ended September 30, 2023 was $2,312,000, compared to net loss of $177,000 for the nine months ended September 30, 2022, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our material cash requirements are for debt service, capital expenditures and funding working capital/operating costs.

As of September 30, 2023, we have debt service requirements related to:

1)	Our Webster Facility of $13,719,000 consisting of a Revolving Loan of $8,444,000 and a term loan in the amount of $5,275,000. During the remainder of fiscal 2023, we are required to pay $236,000 of principal under the term loan.

2)	Related party debt consisting of convertible subordinated note payables of $4,812,000 and subordinated note payables of $1,350,000. This debt is not due until July 1, 2026. Under the Webster Facility we are permitted to make principal payments against this debt in the amount of $250,000 per quarter, as long as certain conditions are met.

3)	Various equipment leases and contractual obligations related to our normal business, including advances under the facility with Connecticut Green Bank for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

We meet our cash requirements with funds provided by a combination of cash generated from operating activities and from our Webster credit facility. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our short-term cash requirements over the next twelve months. On May 17, 2022, we entered into the Fourth Amendment to the Loan and Security Agreement with Webster Bank (“Webster”). The purpose of the amendment was to increase the Term Loan to $5,000,000, reduce the monthly principal installments to be made in respect to the term loan and establish a capital expenditure line of credit in the amount of $2,000,000 which we can draw upon from time to time to finance purchases of machinery and equipment, thereby increasing the amount of capital expenditures we may make each year. During December 2022, we borrowed $878,000 for a capital expenditure and again in January 2023 we borrowed $739,500 for an additional capital expenditure.

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

On August 4, 2023, we entered into the Fifth Amendment to the Webster Facility (“Fifth Amendment”). The purpose of the amendment was to waive the default caused by the failure to achieve the required Fixed Coverage Charge Ratio for the Fiscal Quarter ended March 31, 2023 and decrease the required Fixed Coverage Charge Ratio to 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023 and September 30, 2023. Additionally, the Fifth Amendment increased the amount of purchase money secured debt (finance leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with these changes, we paid an amendment fee of $10,000.

On November 20, 2023, we entered into the Sixth Amendment to the Webster Facility (“Sixth Amendment”). The amendment waived the default caused by the failure to achieve the required Fixed Charge Coverage Ratio for the Fiscal Quarter ended September 30, 2023 and the fact that our Capital Expenditures were in excess of the amount permitted in the Webster Facility. The Sixth Amendment allows for the Fixed Charge Coverage Ratio to be calculated on a rolling basis (w) for the Fiscal Quarter Ending December 31, 2023, three month basis, (x) for the Fiscal Quarter Ending March 31, 2024, six month basis, (y) for the Fiscal Quarter Ending June 30, 2024, nine month basis, and (z) for all other Fiscal Quarters, twelve month basis. Additionally, the Fixed Charge Coverage Ratio shall not be less than (i) 0.95 to 1.00 for the Fiscal Quarters ending June 30, 2023, September 30, 2023, and December 31, 2023, (ii) 1.10 to 1.00 for the Fiscal Quarter ending March 31, 2024, (iii) 1.20 to 1.00 for the Fiscal Quarter ending June 30, 2024, and (iv) 1.25 to 1.00 for all other Fiscal Quarters. The Sixth Amendment has increased the Capital Expenditure limit to $2,500,000 in any Fiscal Year. In connection with these changes, the Company paid an amendment for of $20,000.

As a result of recent increases in the federal funds and prime borrowing rates, interest rates and related expense under our Webster Facility increased in 2023 compared to 2022 and if rates remain stable or increase in 2023, our interest expense will further increase in 2023 due to the timing of rate increases in 2022. However, such increases are not expected to materially impact our liquidity. Nevertheless, our liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as a widespread health crisis, the continuation of the war in the Ukraine, or the conflict in Israel, the outbreak of another conflict or the expansion of the conflict in Israel to other countries, the ongoing tensions between the United States and China, the Russian Federation and certain countries in the Middle East, increases in inflation, disruptions in the labor market and other risks detailed in Part 1, Item 1A of our 2022 Annual Report on Form 10-K.

Navigating the current business landscape poses significant challenges. Accurately projecting future financial periods and ensuring covenant compliance has become extremely difficult. We are grappling with supply chain issues, particularly in securing critical inventory essential for fulfilling specific orders. Additionally, the recent Middle East war has heightened geopolitical instability that we expect will cause fluctuations in our future business results.,

Our future liquidity may be adversely impacted by various risks and uncertainties, including but not limited to the ongoing wars in Ukraine and Israel, other geopolitical volatility, deterioration in the financial markets or defense industries and other macroeconomic events.

While we are presently in full compliance with our Webster Facility, we have failed to meet our covenants, as amended, during two out of three of the last fiscal quarters. Additionally, it is possible, that we may not meet our financial covenants in one of the upcoming fiscal quarters over the next twelve months due to either future losses and /or raising interest rates. Therefore, due to the aforementioned issues, we have classified the term loan that expires on December 30, 2025 as current as of September 30, 2023, in accordance with the guidance in ASC 470-10-45 related to the classification of callable debt. Failure to meet the revised covenants in future periods and secure any necessary waivers raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of this report. The Company is required to maintain a collection account with Webster Bank into which substantially all of the Company’s cash receipts are remitted. If Webster were to cease lending and keep the funds remitted to the collection account, the Company would lack the funds to continue its operations.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to our loan with Webster and Subordinated Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations. Substantially all of these obligations are described in the notes to our financial statements included in this report.

Changes in our cash flow are discussed further below.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine months ended
	September 30,
	2023	2022
Cash provided by (used in)
Operating activities	$7,093	$(73)
Investing activities	(1,867)	(1,980)
Financing activities	(4,767)	1,618
Net increase (decrease) in cash	$459	$(435)

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items and changes to working capital items.

For the nine months ended September 30, 2023, our net loss of $2,312,000 was offset by $2,784,000 of non-cash items consisting primarily of depreciation of property and equipment of $1,853,000, employee and director stock compensation expense of $422,000 and amortization of right-of-use assets of $449,000 which were partially offset by a deferred gain on the sale of real estate in the amount of $29,000.

Operating assets and liabilities provided cash during the nine months ended September 30 in the net amount of $6,621,000 consisting primarily of net decreases in accounts receivable, inventory and prepaid expense in the amounts of $4,224,000, $473,000 and $72,000, respectively, and a net increase in customer deposits in the amount of $2,695,000, which were partially offset by an increase in deposits in the amount of $20,000, and decreases in operating lease liabilities and accounts payable and accrued expenses in the amounts of $572,000 and $251,000, respectively. The increase in customer deposits is related to an advance payment by a customer to be used for the procurement of long lead time raw materials this amount will be disbursed during the remainder of 2023 and early 2024.

Cash Used in Investing Activities

Cash used in investing activities consists of capital expenditures for property and equipment.

For the nine months ended September 30, 2023, cash used in investing activities was $1,867,000. This was primarily for the purchase of state-of-the-art machinery.

Cash Used in Financing Activities

Cash used in financing activities consists of the borrowing and repayments under our credit facilities with our senior lender, Webster, increases in and repayments of finance obligations and other notes payable.

For the nine months ended September 30, 2023, cash used in financing activities was $4,767,000. This was comprised of net payments on our Webster revolving loan in the amounts of $4,908,000 and payments of $876,000 on our Webster term loan, $84,000 on our financing lease obligations and $7,000 on our loan payable – financed asset, partially offset by borrowings of $740,000 on our Webster term loan and advances totaling $393,000 on our financing agreement from CT Green Bank.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2023.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and all applicable U.S. GAAP accounting standards effective as of September 30, 2023 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Based on an evaluation of our internal controls over financial reporting for the nine months ended September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of September 30, 2023. In our 2022 Form 10-K, we reported certain material weaknesses in our internal controls over financial reporting as of December 31, 2022. During the nine months of 2023, we have established written controls and operating procedures intended to address the issues reported related to determining the appropriate reserves to be taken with respect to our inventory and management’s review controls over the income tax provision in the notes to our financial statements; however, these material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period of time and management has concluded through appropriate testing that the controls are operating effectively. We are in the process of remediating the material weakness in the design flaw related to a granting access to our IT system. We believe that this remediation will be completed late in the fourth quarter of 2023 or in the first quarter of 2024.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Sixth Amendment to Loan and Security Agreement with Webster Bank National Association, successor by merger to Sterling National Bank, (incorporated herein by reference to by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 27, 2023.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 6, 2023

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)