Form 10-K
period 2023-12-31
AIR INDUSTRIES GROUP
filed 2024-04-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2023, the aggregate market value of our common stock held by non-affiliates was $8,910,812, based on 2,510,088 shares of outstanding common stock held by non-affiliates, and a price of $3.55 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were 3,315,368 shares of the registrant’s common stock outstanding as of April 12, 2024.

DOCUMENTS IINCORPORATED BY REFERENCE: None

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K filed by Air Industries Group (herein referred to as “Air Industries”, the “company”. “we”, “us”, or “our”) contains forward-looking statements. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

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

We do not intend to update, or revise publicly and undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any additional disclosures we make in our reports filed with the Securities and Exchange Commission (“SEC”).

ii

PART I

ITEM 1. BUSINESS

Introduction

We believe we are one of the leading manufacturers of precision components and assemblies for large aerospace and defense prime contractors. Our products include landing gears, flight controls, engine mounts and components for aircraft jet engines, ground turbines and other complex machines. The ultimate end-user for most of our products is the U.S. Government, international governments, and commercial global airlines. Whether it is a small individual component for assembly by others or complete assemblies we manufacture ourselves, our high quality and extremely reliable products are used in mission critical operations that are essential for safety of military personnel and civilians.

We specialize in the aerospace and defense markets, operating within a hierarchical network of suppliers. At the top of the supply chain pyramid, is the prime contractor, also known as an Original Equipment Manufacturer (“OEM”). A prime contractor designs, develops and produces the final product for the end-user. We play a critical role in this ecosystem, operating as a “Tier One” supplier, delivering our products directly to prime contractors, or as a “Tier Two” supplier, providing larger complex components to others. In some cases, we ship products directly to the U.S. Government. Our strategic position has made us a key partner for many prominent defense prime contractors and global commercial aviation manufacturers, often leading us to become the exclusive or primary supplier for certain high precision parts and assemblies. We often receive Long-Term Agreements (“LTAs”) from our customers, demonstrating their commitment to us.

We are renowned for our unwavering commitment to genuine quality and exceptional reliability. Our rich history dates to 1941, producing parts for World War II fighter aircraft. Since then, we have maintained an impeccable record with no known incidents of part failure leading to a mission failure resulting in a fatality. In an era plagued by foreign counterfeit parts, we strategically operate all our facilities within the United States. Our two state-of-the-art manufacturing centers located in Long Island, New York, and Barkhamsted, Connecticut, allow for rigorous oversight of production and adherence to stringent quality standards. Spanning over 150,000 square feet, our manufacturing centers serve as the operational hubs for our three legal subsidiaries, Air Industries Machining, (“AIM”) Nassau Tool Works (“NTW”) and Sterling Engineering Company (“STE”).

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with customers and cultivating new ones. Fiscal 2023 marked a year of progress and positioning for growth.

We finished 2023 with $51.5 million of net sales. Our backlog, which represents the value of all funded orders received, stood at $98.3 million an increase of 14.7% as compared to our backlog on December 31, 2022. Our marketing efforts bore fruit and we secured our first order with a new foreign-based defense and aerospace prime customer. Despite absorbing a sudden and unexpected increase of interest rates related to our outstanding indebtedness, we were able to make significant investments in capital equipment and related processes. On the bottom-line, we reported a net loss of $2.1 million. As we enter fiscal 2024, we believe our future is looking brighter.

Moving forward, our business strategy is geared towards competing and winning contracts that enable us to achieve sustainable and profitable business growth and delivering high quality reliable products to our customers. At its core, lies a highly trained and close- knit team of over 180 individuals committed to driving excellence and precision in every aspect of our operations. We are firmly focused on securing new contract awards, improving operations and successful execution. With total unfilled contract values amounting to $191.9 million (including our $98.3 million in backlog and all potential orders against LTA agreements previously awarded to us), as of December 31, 2023, we are confident in our ability to boost sales in 2024, attain profitability and improve our financial position.

Customer Profiles

In 2023 and 2022, approximately 82.3% and 82.6% of our net sales were attributed to customers who use our products for end-use on military aircraft. The rest of our net sales are attributable to commercial aviation uses and, to a much lesser extent, ground power electricity generation and other uses.

We have cultivated long-standing relationships with many large and well-known customers including:

●	RTX Corporation (“RTX”) - a multinational aerospace and defense conglomerate and a major player in the aerospace and defense industry. We sell to several business units and/or subsidiaries of RTX, including Collins Aerospace (which includes Collins Landing Systems and Collins Aerostructures) and Pratt Whitney. RTX was formerly known as Raytheon Technologies Corporation and prior to that United Technologies Corporation.

●	Lockheed Martin Corporation (“Lockheed Martin”) - Lockheed Martin is a leading global security and aerospace company with its principal customers being agencies of the U.S. Government. We sell directly to one of its legal subsidiaries, Sikorsky Aircraft Corporation (“Sikorsky”).

●	General Electric Aerospace (“GE”) – We supply GE Aerospace with high precision components that are used in jet turbine aircraft engines that are used on several commercial aircraft platforms.

●	GE Verona – We supply GE Verona with precision components that are used in ground-based turbines for electrical power generation.

●	The U.S. Government – We supply certain components and assemblies directly to the Defense Logistics Agency (“DLA”), a combat support agency within the U.S. Department of Defense (“DoD”). The DLA’s mission is to manage the end-to-end global defense supply chain and deliver readiness to the warfighter. It supports all five U.S. military services, federal, state, and local agencies, as well as partner and allied nations. The DLA procures items from us and provides them, as it deems fit, to other suppliers who assemble them into finished products.

In 2023, our sales and marketing strategy to expand our customer base yielded significant results, as we secured an initial $700,000 order from a foreign-based defense and aerospace prime ranked among the world’s leading suppliers of finished landing gears. Our initial order from them was for specialized components with initial deliveries slated to commence in the fourth quarter of 2024. As we continue to develop and strengthen this relationship, we are optimistic about securing additional orders over time.

Platform and Program Profiles

Most of our machined components and assemblies are integral to high-profile platforms and named programs. Platforms generally refer to equipment that is utilized in missions or operations whereas programs are broader initiatives and can encompass the development and production of new platforms, upgrades to existing systems and other initiatives. The following platforms and programs (ranked in descending order by their 2023 net sales), accounted for 85.2% and 81.0% of our net sales in 2023 and 2022, respectfully:

●	F-18 Hornet: The F-18 Hornet, the U.S. Navy’s primary fighter aircraft, primarily operates from aircraft carriers and enjoys international use, notably in Finland and Australia. Originating in the late 1960s, it has seen numerous upgrades and enhancements over the years. We manufacture complete landing gear components for several variants, supplying these to the U.S. government or Tier 1 or other suppliers for spares that go on the aircraft that where originally produced by Boeing.

●	The E-2D Hawkeye: We provide the main and nose landing gear, as well as the arresting gear for the E-2D Hawkeye, a twin-engine, tactical aircraft utilized for providing advanced airborne warning and control for carrier-based operations. Often referred to as the “digital quarterback,” it conducts battlefield management and command and control operations for aircraft carrier strike groups. While primarily used by the U.S. Navy, a small number have been sold to U.S. allies, notably Japan.

●	UH-60 Black Hawk Helicopter: We supply flight critical components, such as the primary flight control assembly and the tail-rotor gearbox, for the UH-60 Black Hawk Helicopter. Serving as the primary helicopter for the U.S. Army, it fulfills essential roles in transport, troop movement, medical evacuation and cargo lift operations. Manufactured by Sikorsky, it includes many variants and is also utilized by other branches of the U.S military and U.S. allied countries. Since entering service in 1979, over 4,000 helicopters have been produced. Deployment of new helicopters is projected to continue through at least 2027, with ongoing sustainment activities anticipated for many years thereafter.

●	Pratt & Whitney Geared Turbo-Fan Engine (“GTF”): Used in commercial aviation, the GTF represents a new generation of jet engines that offer improved fuel efficiency, reduced emissions, and lower noise levels compared to traditional turbofan engines. We manufacture Thrust Struts, a critical component that essentially absorbs and distributes the forward thrust produced by the jet engine, ensuring that the force is evenly applied across the structure of the aircraft to maintain stability and integrity during takeoff, cruising and landing. We supply our Thrust Struts to Collins Aerostructures for integration into Geared Turbofan engines, utilized by smaller airlines such as those operating the Airbus A220 and Embraer E2 aircraft. Demand for these engines is anticipated to increase over the next few years.

●	The CH-53 Helicopter (including the CH53K variant): Developed in the 1960s and manufactured by Sikorsky, the CH-53 is recognized as the largest and most powerful helicopter in the U.S. military. It has evolved through several variants, with hundreds delivered and used by the U.S. Marine Corps. In 2021, we secured a LTA to supply Chaff Pods for the CH-53K, the latest iteration in the CH-53 series. These pods deploy metallized strips to generate false radar targets, safeguarding the helicopters from missile threats. The CH-53K plays a crucial role in the U.S. Marine Corps’ plans to support a wide range of current and future operations. In 2023 we received a purchase order to manufacture Swashplates and Hubs to be used on the CH-53K. Initial deliveries of these parts has commenced.

●	The F-35 Lightning II (also known as the Joint Strike Fighter): Manufactured by Lockheed Martin, the Joint Strike Fighter is a stealth fighter aircraft designed to replace the U.S. Air Force F-15 and the U.S. Navy and Marine Corps F-18 fighters. It includes three variants: the conventional take-off and landing F-35A, the short take-off and vertical landing F-35B, and the carrier based variant F-35C. We have produced landing gear components for all three variants and currently manufacture landing gear components for the US Navy version. The production of this aircraft is expected to continue for many years, with the DoD’s aiming for an inventory objective of 2,456 aircraft, in addition to expected demand from other countries.

●	The F-15 Eagle Tactical Fighter: We provide landing gear components for the F-15 Eagle Tactical Fighter. Originally designed for the U.S. Air Force, it is known as a dedicated air superiority fighter. Currently manufactured by Boeing, it was designed in the late 1960s with over 600 aircraft estimated to be in service. The F-15 has been exported to various countries including Israel, Saudi Arabia and Japan. Although it is anticipated that this plane will be ultimately replaced by the Joint Strike Fighter, we believe it will be flying for years to come. It boasts an impeccable combat record with no known losses in aerial combat. We ship most of our components directly to the U.S. DoD.

Our Market

The aerospace and defense industry is dominated by a select few large prime contractors including Airbus, Boeing, General Electric, Lockheed Martin, Northrop Grumman, and RTX. These primes oversee large platforms and programs for ultimate end-user for the U.S. government, foreign governments or global aviation companies.

Once a supplier is chosen and integrated into a platform or selected for a specific program, replacing them becomes a complex challenge. In many cases, suppliers often become the sole or single source. Being a sole source means being chosen as the exclusive supplier by the customer, whereas being a single source indicates that, despite the availability of other potential manufacturers, only one supplier is currently used. This scenario of single or sole sourcing is especially prevalent with legacy aircraft. While prime contractors generally prefer multiple sources for new aircraft production lines to mitigate single points of failure, utilizing a single vendor can lead to higher production volumes, lower average unit costs, and opportunities for quality improvements.

Demand for both defense and commercial aviation components is based on new production and subsequent maintenance, repair and overhaul (“MRO”). Flight critical components are frequently replaced on aircraft on a flight time, or flight cycle basis. The demand for MRO and after-market products can continue for many years, even decades, after the production line for new aircraft is shut down.

At a high level, we are able to monitor the DoD budget for both new production and operations and maintenance components as well as industry reports to gauge overall industry spending. While large U.S. Government programs are managed through specific budget lines and oversight structures, most, if not all, of our machine parts and assemblies are not explicitly identified in the U.S. Government budget. Therefore, predicting period-to-period demand with precision is challenging. While we primarily rely on our customers to help us project short-term and long-term demand, the timing of receipt of contract awards and related orders is difficult to predict. Consequently, comparative period-to-period net sales for any customer or program may not be meaningful.

Sales and Marketing

Sales and marketing activities in 2023 indicate a return to normalcy compared to the disruptions caused by COVID-19 in 2022 and 2021. Travel restrictions no longer hinder our ability to visit customers, and employees are more willing to attend trade shows, facilitating our communication efforts.

We primarily rely upon a small team of highly skilled sales and business development professionals with extensive industry experience. Our goal is to cultivate customer relationships akin to partnerships and the concept of customer alignment. For example, our customers heavily rely on suppliers to deliver high-quality parts that meet specifications in a timely and cost-effective manner. They regularly assess suppliers based on various quantitative criteria such as on-time delivery performance, defect rates, adherence to specifications, cost performance, lead times, order processing time, stockout rates, and similar metrics. Therefore, one of our primary objectives is to maintain high ratings and leverage these metrics in our sales and marketing activities.

Our sales cycle varies significantly, ranging from a few weeks to several years, depending on the complexity of the product and manufacturing steps involved. While customers may occasionally engage in spot buys, most of our orders (also known as bookings) stem from LTAs. LTAs outline the quantity and price of products the customer may order within a specified timeframe. When actual products are needed, the customer places a funded order against the LTA. The value of this funded order is included in our backlog until we ship it. Although cancellations of funded orders are possible, customers are usually subject to termination liability, necessitating payment to us for costs incurred up to the termination date. In certain termination cases, the customer is also required to pay us a reasonable profit.

We secure new or follow-on LTAs through competitive bidding in response to a customer’s Request for Quotation (“RFQ”). These proposals detail prices based on quantities, which may vary annually, for shipments over multiple years. The bidding process typically entails several rounds of submissions and negotiations before an award is granted. For defense products, in certain cases, LTAs may be awarded or extended without an RFQ, competitive bidding. In such cases, pricing may be determined through cost analysis or audit with ultimate approval by the customer or the U.S. government.

We believe our sales and marketing strategy received significant validation in 2023 when we secured an initial $700,000 order from a foreign-based defense and aerospace prime ranked among the world’s leading suppliers of finished landing gears. While this new customer relationship is in its early stages, we are dedicating substantial efforts to further develop and strengthen this partnership, with the aim of receiving significant orders in the future.

Bookings and Backlog

Bookings represent funded orders we have secured during a given financial period. In fiscal 2023, bookings were $62,262,000 or a 55% increase compared to $40,166,000 in 2022. Our “book-to-bill” ratio, which is our bookings divided by net sales, was 1.20x for 2023, a significant improvement over the 0.75x ratio of 2022. Although bookings are subject to wide variations in timing, resulting in period-to-period comparisons not necessarily being meaningful, we do use bookings and our book-to-bill as a gauge of future net sales.

Our backlog, which can be considered our “funded backlog,” stood at $98.3 million as of December 31, 2023, marking a 14.7% increase from the $85.7 million on December 31, 2022. It represents the net sales we expect to realize from funded orders received and is equivalent to our remaining performance obligations pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, at the end of each period. These funded orders, approved by customers, come from LTAs, spot-buys, or other contracts and are for essential machined components and assemblies used in the key platforms and programs we serve. Previously, we limited our backlog to items scheduled to ship within an 18-month period. Our new enhanced definition provides visibility into the value of all firm orders. The bulk of our $98.3 million backlog is expected to ship over the next 24 months. but does not include possible or probable future orders pursuant to existing LTAs or probable contract renewals. The total potential net sales under contracts actually awarded to us as of December 31, 2023, was $191.1 million, including the value of our existing funded backlog of $98.3 million.

Competition

Winning a new contract award is highly competitive. Not only must we have the capabilities to manufacture to customer design specifications, but we compete against companies that have greater financial, physical and technical resources. Our ability to win new contracts generally requires us to become a trusted partner to the customer by having the capabilities to deliver superior quality product, more quickly and with lower pricing than our competitors. Accordingly, we must continually invest in process improvements and capital equipment.

In recent years, we have strategically made significant investments to enhance our competitiveness and market position. For example, in fiscal 2023 and 2022, we invested $2,119,000 and $2,361,000 in new property and equipment to support our goals. These investments have increased production efficiency and speed, while maintaining closer tolerances, and have expanded the size of products we can manufacture. We plan to continue this strategy and anticipate investing approximately $2,000,000 in 2024 for new or upgraded equipment.

Our competitors include: Monitor Aerospace, a division of GKN Aerospace; Hydromil, a division of Triumph Aerospace Group; Heroux Devetek and Ellanef Manufacturing, a division of Magellan Corporation.

Manufacturing, Raw Materials and Replacement Parts

Our production cycle spanning from ordering raw materials to delivering finished products, can vary from several weeks to over a year. Consequently, for certain products, especially those involving finished assemblies, we must procure significant amounts of raw materials and begin processing well ahead of actual ship dates. This underscores the importance of efficient subcontract management in meeting customer delivery deadlines. In some cases, customers may provide us with these raw materials as they may be able to obtain better processing or delivery schedules from other suppliers.

The price and availability of many raw materials in the aerospace industry are susceptible to fluctuations in global markets and political conditions. Most raw material suppliers are hesitant to commit to long-term contracts at fixed prices, posing a substantial risk given our strategy often entails entering into LTA agreements which require us to commit to long-term price commitments. However, many of our LTAs provide pricing protection when there is a large increase in the in the cost of raw materials.

Employees

As of March 31, 2024, we employed 180 people. Of these, 101 were involved in manufacturing and production activities, 25 were in quality control, 45 were in administration, and the remaining 9 were in sales and procurement. All of our employees are covered under a co-employment agreement with Insperity Services, LLC, a professional employer organization. This arrangement allows us to provide employees with comprehensive benefits at a lower cost than we could provide.

Our AIM subsidiary has a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the “Union”). This agreement is effective until December 31, 2024 and covers the majority of AIM’s 125 personnel. We are required to make a monthly contribution to Union’s United Welfare Fund and the United Services Worker’s Security Fund, the sole pension benefit for covered employees. We are not obligated to provide any future defined benefits. Additionally, the collective bargaining agreement contains a “no-strike” clause, and a “no-lock-out” clause. We believe we maintain good relationships with the Union and expect to renew the collective bargaining agreement before it expires.

Regulations

We believe that we are in compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.  They key regulations impacting our business are further discussed below:

Environmental Regulation and Employee Safety: We are subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions that require us to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. This regulatory framework imposes compliance burdens and financial and operating risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

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

Federal Aviation Administration: We are subject to regulation by the Federal Aviation Administration (“FAA”) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations. We have never been subject to such fines or disqualifications.

Federal Acquisition Regulations: All our U.S government contracts and those of many of our customers are subject to the procurement rules and regulations of the Federal Acquisition Regulations. As such, many of our LTA agreements require us to adhere to these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed to the project. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

More Information About Our Business and Where to Find It

Our Internet website is AirIndustriesGroup.com, at which you can find our filings with the SEC, including press releases, annual reports, quarterly reports, current reports, and any amendments to those filings. We also use our website to disseminate other material information to our investors. We also make announcements regarding company developments and financial and operating performance through social media channels such as at LinkedIn.com/company/air-industries-group to communicate with customers and the public about our Company, our products, services, and other issues. Among other things, we post on our website and social media channels information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time. Information and updates about our Annual Meetings will also be posted on our website including on the “Home Page” and in the “Investor Relations” section. None of the information on our website, blog or any other website identified herein is incorporated by reference in this annual report and such information should not be considered a part of this annual report.

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

The risks below can be characterized into three groups:

1)	Risks related to our business, including risks specific to the defense and aerospace industry;

2)	Risks arising from our indebtedness; and

3)	Risks related to our status as a public company and our common stock.

Risks Related to Our Business

We may need additional financing to fund investments in new or upgraded property or equipment.

We may require additional financing to fund investments in new or upgraded property or equipment, in order to remain competitive. If we do, we may also need to obtain the agreement of holders of portions of our debt to extend or otherwise refinance such debt. In order to gain consent, we may need to offer these holders increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Such additional financing or refinancing may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities and may not be available to us on reasonable terms, if at all. If we are unable to consummate such additional financing or re-financing, the trading price of our common stock could be adversely affected, and the terms of such financing may adversely affect the interests of our existing stockholders. Any failure to fund working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

A reduction in budgeted or actual U.S. government spending for defense or changes in the mix of defense products could materially adversely impact our business strategy, revenues, operating results and financial condition.

The ultimate end-user for most of our products is the U.S. Government, with significant use on military aircraft. In certain instances, our products may be exported to allied foreign governments by the U.S. Government. Although we expect to generate net sales from all of our key aerospace and defense platforms and programs for many years, they are subject to significant risk. Congressional appropriation and presidential approval are required for funding leaving our platforms and programs vulnerable to potential budget reductions at any point. For instance, a decrease in U.S. government defense spending or a strategy shift to rocket and drone platforms instead of large military aircraft platforms, could curtail demand for our landing gear parts and other components we provide which would likely have a materially adverse effect on our business strategy, revenues, operating results and financial condition.

Our operations have historically been subject to the fluctuations in government procurement cycles and spending patterns by our customers. There can be no assurance that our financial condition and future results of operations will not be materially adversely impacted by volatility in defense spending or changes in the mix of product favored by the U.S. Government or other nations, or the perception among our customers regarding the likelihood of such shifts.

Although we have cultivated long-standing relationships with many of our customers, the aerospace and defense industry is characterized by a smaller number of large and well-known prime customers. We depend on revenues from these relationships and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

Our products are purchased by a relatively small number of large aerospace and defense customers who incorporate them into larger products for ultimate end-use by the U.S. Government, international governments, and commercial global airlines. Consequently, we have a high degree of sales concentration among specific customers making it challenging to diversify our customer base. In fiscal years 2023 and 2022, four and three customers, respectively, accounted for approximately 64.2% and 76.5% of net sales, respectively.

Our future success relies heavily on nurturing expanding and effectively managing these relationships. Nevertheless, we cannot assure retention of these customers or their continuing to purchasing at previous levels. The loss of any key customers, a decline or interruption in sales to them, or our inability to establish relationships with new customers, could significantly impact our business.

We depend on revenues from components for a few aircraft programs and platforms and the cancellation or reduction of funding of them will harm our business.

We derive a significant portion of our net sales from supplying components for select aircraft programs and platforms, such as the F-18 Hornet, the E-2D Hawkeye, the UH-60 Black Hawk Helicopter, Pratt & Whitney Geared Turbo-Fan Engine, the CH-53 Helicopter, the F-35 Lightning II (also known as the Joint Strike Fighter) and the F-15 Eagle Tactical Fighter. A decrease in demand for our products, stemming from reduced aircraft production or diminished aircraft utilization, would adversely affect our future operating results and financial condition.

Changes in outsourcing strategies and intense competition in our markets may lead to a reduction in our revenues and market share.

The defense and aerospace component manufacturing market is highly competitive. Competition has been increasing and is expected to intensify further. Our large aerospace and defense prime customers, Tier One suppliers and many of our competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. In the future, our defense and aerospace customers could make changes in their supply chain strategies that could adversely impact us. For instance, they could decide to in-source manufacturing, stop purchasing pursuant to existing LTA agreements or seek other sources at any time. If they seek other suppliers, we may not be able to compete successfully against either current or future competitors (including commercial manufacturers that wish to diversify their revenues and expand into the defense supply chain). Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business, our operating results and financial condition.

We may lose sales if we fail to timely meet the specifications and requirements of our customers.

Most of our customers incorporate our products into larger products such as aircraft assemblies or completed aircraft. They rely upon us to deliver products pursuant to existing LTA agreements that include detailed specifications and requirements. If a customer were to conclude that it could not rely upon us for any reason, it could look to dual source a product or rely upon another party altogether. We could be informed of a change in sourcing decisions with limited notice or not at all. Any decision by a customer to rely upon an alternate supplier for some or all of its needs could significantly harm our business, our operating results and our financial condition.

We may lose sales if our suppliers fail to meet our needs or ship raw materials to us on timely.

We must deliver our products timely with high quality to ensure smooth operation of our customer production lines. In order to do so, we attempt to procure our raw materials, parts and components as well as subcontracted services from various sources and utilize multiple subcontractors. However, certain materials, components and services are exclusively available from a sole or limited number of suppliers and we are reliant upon them. Additionally, material sourced from overseas are susceptible to supply chain disruptions stemming from global events and political decisions. While we believe that, in many cases, alternative supplies, components, assemblies, or subcontractors could be secured, sourcing substitutes may necessitate the development of new suppliers or require product re-engineering and qualification, potentially leading to shipment delays. Any interruptions in raw material shipments or subcontracted service performance could significantly harm our business, our operating results and our financial condition.

We may not be able to improve our gross margin and a reduction in future sales levels could have a disproportionate effect on our gross profit as a percentage of our net sales.

Our state-of-the-art manufacturing facilities currently has a large percentage of fixed factory overhead relative to our overall expenses. Consequently, our gross profit as a percentage of new sales is highly linked with sales volume. If we do not increase our sales volume, it will be difficult to materially improve our gross profit margin. Although we have plans to improve operating efficiencies at our current sales levels, we may not be able to do so. Further, any reduction in future sales volume would likely causes us to absorb the fixed overhead costs over a smaller base of sales, causing our gross profit as a percentage of sales to decline from current levels. Any reduction in our profit margin adversely impacts our reported performance and would have a material adverse impact on results of operation and our financial position.

There are risks associated with the bidding processes in which we compete.

We obtain many LTA and other contracts through a competitive bidding process. We must devote substantial time and resources to prepare bids and proposals and may not have contracts awarded to us. Even if we win contracts, there can be no assurance that the prices that we have bid will be sufficient to allow us to generate a profit from any particular contract. There are significant costs involved with producing a small number of initial units of any new product and it may not be possible to recoup such costs on later production runs.

Due to fixed contract pricing, increasing contract costs expose us to reduced profitability and the potential loss of business.

The cost estimation process requires significant judgment and expertise. Reasons for cost growth include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of delays in performance, availability and timing of funding from the customer, natural disasters, supply chain disruptions and the inability to recover any claims for added services necessary to complete production. A significant change in costs from those on which we based our estimates on one or more programs could have a material effect on our consolidated financial position or results of operations.

The prices of raw materials we use are volatile.

The prices of raw materials used in our manufacturing processes are volatile. Some LTA agreement with customers allow us to increase our prices due to increases in the price of raw materials. However, these LTA agreements generally require that we first absorb all or a portion of the price increases before being able to pass on the increase the customer. For some LTA agreements, we are at full risk for future price agreements. If the prices of raw materials rise, we may not be able to pass along all of such increases to our customers and this could have an adverse impact on our financial position and results of operations. It is possible that some of the raw materials we use might become subject to new or increased tariffs. Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our financial position and results of operations.

Some of the products we produce have long lead times.

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 59% of our assets as of December 31, 2023. Any requirement to write down the value of our inventory due to obsolescence, excess and slow moving, or a drop in the price of materials could have a material adverse effect on our consolidated financial position and results of operations.

We do not own the intellectual property rights to products we produce.

Although we develop our internal processes, nearly all the parts and subassemblies we produce are built to customer specifications and the customer owns the intellectual property, if any, related to the product. Consequently, if a customer desires to use another manufacturer to fabricate its part or subassembly, it would be free to do so, which could have a material adverse effect on our business, our operating results and financial condition.

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

There are risks associated with offering new services to our customers.

From time-to-time in order to reduce our dependence on subcontractors or increase our gross margins we offer new services to our customers, such as painting and finishing products we already manufacture for them. There are risks associated with offering these services and even if performed timely and correctly, it is likely that our margins for these new services will be relatively low, or even negative, in the initial phases when volume is low. We may not be successful in achieving positive gross margins for these new services or be able to ultimately meet our customer requirements. If we are unsuccessful, it could hurt our relationship with our customers.

Attracting and retaining executive talent and other key personnel is an essential element of our future success.

Our future success depends to a significant extent upon our ability to attract executive talent, as well as the continued service of our existing executive officers and other key management and technical personnel. We are a relatively small company and experienced management and technical, marketing and support personnel in the defense and aerospace industries are in demand and competition for their talents is intense. Our failure to attract or retain executive, key management and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to intense competition for the skilled machinists necessary to manufacture our products.

We are subject to intense competition for the services of skilled machinists necessary to manufacture our products and those of other companies in the aerospace and defense industry. In recent years, the competition for skilled employees has intensified and we have experienced wage inflation. We have strategically located our operations in the U.S. and many companies are expanding their domestic production. As such, there is currently a shortage of skilled workers in the U.S. In order to maintain and increase production levels, we must hire new employees and machinists for our two state-of-the art manufacturing facilities and we may not be able to do so or the costs to hire and/or train them may significantly exceed our budget. If the U.S. economy continues to experience inflation, our labor costs may further increase which could have a material adverse effect on our business, financial condition and results of operations.

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

We are also required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances. Our operations require the use of chemicals and other materials for painting and cleaning that are classified under applicable laws as hazardous chemicals and substances. If we are found to be in violation of any of these rules, regulations or permits, we may be subject to fines, remediation expenses and the obligation to change our business practice, any of which could result in substantial costs that would adversely impact our business operations and financial condition.

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

Cyber security attacks, internal system or service failures, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

Most of our products are used by large aerospace and prime contractors who ultimately provide them to the U.S. Government, foreign governments and commercial airlines. As such, in most cases, we are required to maintain confidential and proprietary information on our information systems. Hackers, whether they be individuals, entities or hostile enemies, may attempt to penetrate our network or those of our third-party hosting and storage providers, to gain access to confidential and proprietary data. If any of this data is hacked or leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, which will materially impact our financial results and financial condition. Any system or service disruptions caused by hackers or even those caused by projects to improve our information technology capabilities, if not mitigated, could significantly disrupt our production assembly could have an immediate material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us or third-party service providers, computer viruses, natural disasters or power shortages.

If hackers gain access to sensitive, confidential or otherwise protected information, they may attempt to force us to pay a ransom before stopping their attack. Any hacker penetration could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats and have increased recent investment to improve our cyber-security posture, there can be no assurance that these procedures and controls or new investments will be sufficient. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could adversely affect our results of operations and financial condition.

We are subject to an extensive and highly-evolving regulatory landscape, and requirements imposed by our customers to secure our communications, and any adverse changes to, or our failure to comply with, any laws and regulations or requirements of our clients could adversely affect our brand, reputation, business, operating results, and financial condition.

We subject to extensive laws, rules and regulations directed to those who conduct business over the internet, in addition to security requirements imposed by our clients, including those governing privacy, data governance, data protection and cybersecurity. Many LTAs that we sign with our customers also require us to comply with strict vendor clauses including replications of specific sections of the FAR. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, may be modified, interpreted, and applied in an inconsistent manner. To the extent we have not complied with such laws, rules, and regulations, or requirements imposed by our LTAs, we could be subject to significant fines, limitations the products and services we provide, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Any disruptive national or international events, such as potential future public health crises, ongoing or new conflicts, domestic or foreign terrorist activities, banking crises, and responses from the U.S. Government, other nations, and the public to such occurrences, could significantly disrupt the operations of us or our suppliers and impede our ability to procure, receive, or replenish inventory (including raw materials). These disruptions may also present challenges in communication and lead to sudden and unexpected shifts in product demand by our customers. Furthermore, global financial markets could experience disruptions, affecting our business and our ability to secure future financing, including accessing debt or equity. The occurrence of any of these events could result in lost sales and otherwise adversely affect our business, operating results, and financial condition.

Conflicts between nations (such as the ongoing Russia-Ukraine conflict), or between nations and terrorist organizations (such as the ongoing conflict between terrorist groups and Israel), as well as terrorist attacks, natural disasters (such as hurricanes, fires, floods and earthquakes), unusually adverse weather conditions, pandemic outbreaks or a banking crisis could adversely affect our operations and financial performance. If any of these events affect us or our suppliers, it could result in an inability on our part to manufacture products and/or result in lost sales, materially affecting our operations and financial performance.

Additionally, such events could disrupt travel, making it a challenge to communicate with our customers, as evidenced during the coronavirus pandemic. Moreover, they could lead to increases in fuel or other energy prices, fuel shortages, temporary labor shortages, temporary or long-term disruptions in delivery of products from our suppliers and disruption to our information systems, any of which could have an adverse impact on our business, operating results and financial condition. Disruptive events could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to service or refinance our debt, fund business activities, and repay debt on a timely basis.

Russia’s invasion of Ukraine, the conflict in the Middle East, continued tensions between the US and the European Union with China and Russia, and tension between the US and the European Union with respect to funding Ukraine’s war effort, may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and the entire U.S. aerospace and defense supply chain have relied upon parts, components, and raw materials from foreign suppliers including those located in Russia and China. Geo-political tensions have increased during the past several years and we expect them to continue. Supply chain disruptions resulting from escalating political tensions and the economic disruption resulting from retaliatory measures between any countries could result in production delays and cancellations of programs.

Additionally, any material changes to the current aerospace and defense supplier structure resulting from geo-political tensions or otherwise could disrupt the markets for raw materials and supplies and our ability and the ability of our suppliers to obtain raw materials, may be significantly impacted. We cannot forecast with any certainty whether such disruptions, restrictions imposed by various governments in response thereto and resulting changes in business practices, may materially impact our ability and the ability of our suppliers to obtain necessary raw material, our business and our consolidated financial position, results of operations, and cash flows.

Risks Related to Our Indebtedness

As of December 31, 2023, we have total indebtedness of approximately $23,311,000, large portions of which must be redeemed or refinanced prior to December 30, 2025 and July 1, 2026. We may not be able to achieve favorable financing terms in the future or consummate any refinancing of our existing loans prior to their respective maturity dates. Failure to do so would materially impact our business and our stock price.

As of December 31, 2023, we had approximately $15,849,000 of indebtedness outstanding pursuant to a loan facility that matures on December 30, 2025 with Webster Bank (“Current Credit Facility”). The average interest rate on this indebtedness during fiscal 2023 was 7.55%. This indebtedness is secured by a lien on substantially all our assets.

Additionally, we have approximately $6,162,000 of subordinated notes payables (“Related Party Notes”) that mature on July 1, 2026 and which are held by two directors Michael N. Taglich and Robert F. Taglich, and their affiliates. The Related Party Notes payable carry an interest rate ranging between 7% and 12% per year.

In addition to $884,000 of finance lease obligations and a $22,000 vehicle loan, we also had $393,000 of borrowings for solar energy systems pursuant to a financing agreement (“Solar Facility”) with CT Green Bank. The Solar Facility requires borrowings for completed projects to be repaid over a 20-year level payment term.

If we are unable to pay our indebtedness when due, our operations may be materially and adversely affected. We must pay or refinance large portions of this indebtedness prior to December 30, 2025, and July 1, 2026. During fiscal 2024, we initiated steps to refinance this debt. Refinancing may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock which may adversely affect the trading price of our common stock and the interests of our existing stockholders. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our current or future leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions. Ultimately, we may not be able to successfully refinance our indebtedness and if we cannot, we would become insolvent.

The weighted average interest rate we paid in 2023 on borrowings outstanding on the Current Credit Facility was 7.55% and this interest rate may increase in the future.

The weighted average interest rate paid during the year-ended December 31, 2023 on borrowings outstanding on the Current Credit Facility was 7.55% as compared to 4.50% for the year-ended December 31, 2022, the increase primarily the result of the increase in the target rates set by the Federal Reserve. Under the terms of our Current Credit Facility, amounts due bear interest at a per annum rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. Consequently, we may be susceptible to future increased rates if the Federal Reserve chooses to increase its target rate of interest.

We may not be able to comply with the covenants of the Current Credit Facility and our debt could be called.

Under the terms of the Current Credit Facility, we are required to maintain certain business and financial covenants including a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and leases expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (or loss) before interest, taxes, depreciation, and amortization. For the year ended December 31, 2023, we achieved a Fixed Charge Coverage Ratio of 1.31x as compared to the required ratio of 0.95x and were in full compliance with all other covenants. As of March 31, 2024, we were not in compliance with the required ratio of 1.10x. We are currently in discussions with our lender to obtain waivers, but may not be able to do so.

During our first and third quarters of fiscal 2023, primarily because of the unexpected and dramatic increase in interest rates and the failure to receive certain raw materials from a supplier, we were unable to comply with the Fixed Charge Coverage Ratio. In 2023, our lender provided waivers for these quarters and provided for more relaxed Fixed Charge Coverage ratios for future periods, including the 0.95x as of December 31, 2023.

Even if we obtain a waiver for the failure to meet the fixed charge coverage ratio as of March 31, 2024, if we do not achieve our fiscal 2024 plan and successfully execute our business strategy, we may not be able to comply with future quarterly covenant requirements. If we fail to do so and/or are unable to obtain future waivers, we may have to pay increased interest rates or may be required to immediately pay any outstanding debt. An increase in the interest rate would likely have a material adverse impact on our consolidated financial position and results of operations. If we were required to make immediate repayment, we may not be able to obtain financing to do so and would become insolvent.

We currently do not pay dividends and the terms of our Current Credit Facility limit our ability to pay dividends.

We currently do not pay dividends and have no foreseeable plans to do so. Additionally, the terms and covenants of our Current Credit Facility do not currently allow us to. In the future should we decide to pay dividends, we would need to seek covenant changes or a waiver under our Current Credit Facility. There can be no assurance our lenders would agree to covenant changes or grant a waiver. In addition, we may in the future incur additional indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends in the future.

Risks Related to our status as a public company and our common stock

There is only a limited public market for our common stock.

Although our common stock is listed on the NYSE American, there is only a limited number of our shares available in the public float and the related market capitalization of such float is relatively small. The trading volume for our common stock has been limited and a more active public market for our common stock may not develop or be sustained over time. The lack of a robust market may impair a stockholder’s ability to sell shares of our common stock. In the absence of a more active trading market, any attempt to sell our shares could result in a decrease in the price of our stock. Specifically, our shareholders may not be able to resell their shares of common stock at or above the price paid for such shares or at all.

Moreover, sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the price of our common stock. As a result, our shareholders may not be able to sell your shares of our common stock in short time periods, or possibly at all, and the price per share of our common stock may fluctuate significantly.

The ownership of our common stock is highly concentrated amongst related parties, and their interests may conflict with the interests of other stockholders.

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant portion of our outstanding shares of common stock. They also hold $6,162,000 of Related Party Notes, some of which are convertible into our common stock. Although the Related Party Notes are subordinate to the $15,849,000 of debt outstanding pursuant to the Current Credit Facility, we may require additional concessions from the holders of the Related Party Notes when we seek to refinance the Current Credit Facility. These related parties have significant influence over the outcome of corporate actions, including those requiring stockholder approval. The interests of these related parties may be different from the interests of other stockholders on these and other matters. Additionally, this concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

The market price of our common stock is likely to be highly volatile, which could result in substantial losses to investors.

The market price of our common stock has historically been volatile and is likely to continue to be volatile. The market price of our common stock could fluctuate widely due to factors relating to our operations as well as those beyond our control. Because our common stock is thinly traded, the trading price may be volatile due to factors concerning our operations, such as variations in our operating results, failure to meet the covenants under the Current Credit Facility, news regarding the loss of a major customer or termination or a reduction in funding for a program we are on, the loss of management personnel, the outcome or perception of the potential outcome of any litigation, general industry conditions and significant industry developments. In addition, the market price of our common stock may be affected by factors unrelated to our operations, such as general economic factors, government budgeting decisions affecting our industry and developments in the financial markets and availability of credit.

Disruptive national and international events and the response of the United States, other countries and the public to such events, and the resulting macroeconomic disruption to the financial markets could lead to increased volume and price volatility for publicly traded securities which could adversely impact the price of our common stock.

Disruptive national and international events, such as the outbreak of a public health crisis, conflicts between nations or between nations and terrorist organizations, terrorists acts, natural disasters, a banking crisis, the possibility of default by the U.S. Government on its obligations due to its debt ceiling or the actuality of such an event, and the response of the U.S. Government, other countries and the public to such events, and the resulting macroeconomic disruption to the financial markets could lead to increased volume and price volatility for publicly traded securities which could adversely impact the price of our common stock.

We can provide no assurance that our common stock will continue to be listed on the NYSE American. If we fail to meet the continued listing standards of the NYSE American, our common stock could be delisted. The delisting of our common stock could impair your ability to purchase shares of our common stock or sell your common stock when you wish to do so which could have a negative effect on the price of our common stock.

If we fail to satisfy the continued listing requirements of the NYSE American, it may take steps to delist our common stock. There are measures that can be taken to remain in compliance with certain of the listing requirements of NYSE American which often require the undertaking of a reverse stock split, selling common stock at prices below what the Board of Directors may believe is its true value or completing a merger to acquire a new business. There are other exchanges and trading platforms on which we could choose to list our common stock. Our Board periodically examines the costs and benefits of listing our common stock on the NYSE American with the costs and benefits that would result from an alternative trading platform.  If our Board were to choose to seek another platform for the trading of our common stock, this could entail suspending our obligation to file periodic reports with the SEC and using other means to make information publicly available to shareholders and potential buyers of our common stock.  There can be no assurance that any cost savings and other benefits we might achieve from trading on another platform would outweigh any negative impact to the trading market and price of our common stock that would result from delisting from the NYSE American.

If we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

Our quarterly and annual operating results fluctuate significantly due to a variety of factors, some of which are outside our control. Accordingly, we believe period-to-period comparisons should not be relied upon as indications of future performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the U.S. Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market and disruptions caused by global events such as COVID-19 and Russia’s invasion of Ukraine. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

Fluctuations in quarterly results may cause earnings to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock, as well as our overall operating results. Consequently, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial effort to compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements. Costs to comply may increase in the future.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, if new rules or regulations are adopted in future periods, they will likely increase our compliance costs and will make some activities more time-consuming and costlier.

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

Our management determined that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective due to a material weakness regarding appropriate segregation of duties with respect to and validation of data produced by certain modules of our financial IT systems. We first determined this weakness in fiscal 2022. Although new controls have been implemented during fiscal 2023, they were put in place late in the year which did not allow sufficient time for testing of the effectiveness of such controls. We expect to conclude our testing of effectiveness in fiscal 2024 but we may find that fiscal 2023 remediations were not effective and have to incur additional costs to adopt new controls. A significant increase in costs in 2024 or any failure to maintain our controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We regularly review our cybersecurity defenses to assess our vulnerability to cybersecurity attacks from viruses, malware and more sophisticated and targeted cyber-related attacks such as hackers looking to demand ransomware or access our systems to obtain information and data, as well as our vulnerability to cybersecurity failures resulting from human error and technological errors.  We rely upon internal information technology (“IT”) personnel working in conjunction with specialized outside security consultants on a day-to-day basis to conduct reviews and upgrade our systems when determined to be necessary.

Our overall strategy in combatting cybersecurity risks includes a variety of measures, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software and system-wide measures such as multi-factor authorization to prevent and detect data intrusions;

●	deployment of updates and patches as they become available from our software suppliers and consultants and maintaining the current versions of major software to reduce the exposure to vulnerabilities;

●	the use of third-party services to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks;

●	the review of the security procedures used by third parties that may host or otherwise have access to our systems;

●	the deployment of third-party cybersecurity experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities; and

●	consideration of the cybersecurity risks posed by interacting with current and potential third-party service providers, suppliers and customers.

We are not aware of any weakness in our systems or malware embedded in our systems that are likely to would materially affect, or are reasonably likely to materially affect, our operations.

Day-to day management of cybersecurity threats is conducted by our IT department in conjunction with outside service providers, which is charged with identifying and reporting threats to senior management. On a quarterly basis, cybersecurity is reviewed by our Chief Executive Officer and Chief Financial Officer, who are expected to report to the Audit Committee.

Board Oversight

The Audit Committee of our Board of Directors, which is composed of all non-employee directors, is responsible for oversight of our efforts to eliminate cybersecurity risks. The Audit Committee meets regularly with our Chief Executive Officer and Chief Financial Officer and, in turn, reports its finding to the Board of Directors.

ITEM 2. PROPERTIES

We have strategically located our properties in the U.S. We lease and maintain an approximately 81,0000 square foot state-of-the-art manufacturing facility located in Bay Shore, New York. We maintain our corporate headquarter at this facility whose lease expires in September 2026. We also lease a small warehouse lease nearby in Bohemia, New York. That lease term expires in May 2025.

We own a second 74,923 square foot state-of the-art manufacturing facility located in Barkhamsted, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property formerly occupied by our subsidiary Welding Metallurgy, Inc. (“WMI”), at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by what it claims was the Sublease commencement date. On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contract Pharmacal moved to amend its Complaint. We opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division. The Appellate Division upheld the denial of Contract Pharmacal’s motion for summary judgement and upheld the denial of its motion to amend its Complaint. On March 29, 2023, Contract Pharmacal filed a motion to reargue the appeal previously denied by the Appellate Division. We dispute the validity of the claims asserted by Contract Pharmacal, continue to believe we have a meritorious defense to those claims and intend to dispute the validity of the claim asserted by Contract Pharmacal.

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

Holders

On April 11, 2024, there were 70 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	461,870	$8.94	78,130
Equity compensation plans not approved by security holders	None	0.00	None
Total	461,870		78,130

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

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2023.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2023.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2023 and 2022 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We believe we are one of the leading manufacturers of precision components and assemblies for large aerospace and defense contractors. Our rich history dates to 1941, producing parts for World War II fighter aircraft. Since then, we have maintained an impeccable record with no known incidents of part failure leading to a fatal mission. We became a public company in 2005.

Our products include landing gear, flight controls, engine mounts and components for aircraft jet engines and ground turbines and other complex machines. The ultimate end-user for most of our products is the U.S. government, international governments, and commercial global airlines. Whether it is a small individual component for assembly by others or complete assemblies we manufacture ourselves, our high quality and extremely reliable products are used in mission critical operations that are essential for safety of military personnel and civilians.

Although our net sales are concentrated amongst a number of defense and aerospace prime contractors, we have cultivated long-standing relationships with a number of their subsidiaries and/or business units. Additionally, our net sales are generated across several high-profile platforms and programs including: the F-18 Hornet, the E-2 Hawkeye, the UH-60 Black Hawk Helicopters, Geared Turbo Engines (used on smaller aircraft such as the Airbus A220 and Embraer E2), the CH-53 Helicopter, the F-35 Lighting II and the F-15 Eagle Tactical Fighter. In many cases, we are the sole or single supplier of certain parts and components and receive LTAs from our customers, both demonstrating their commitment to us.

Winning a new contract award is highly competitive. Our ability to win new contract awards generally requires us to deliver superior quality products, more quickly and with lower pricing than our competitors. Accordingly, we must continually invest in process improvements and capital equipment. Recent investments in new equipment have improved the productive capacity of our employees, increased our efficiency and speed, and expanded the size of products we can manufacture. We strategically operate two state-of-the-art manufacturing centers in the U.S. This allows for rigorous oversight of production and the adherence to stringent quality standards. Although there is currently a shortage of skilled workers, we maintain a highly trained and close- knit team of over 180 professionals committed to driving excellence and precision in every aspect of our operations.

Our period-to-period net sales and operating results are significantly impacted by timing. In addition, our gross profit is affected by a variety of factors, including the mix and complexity of products, production efficiencies, price competition and general business operating environments. In some cases, our gross profit is impacted by our ability to deliver replacement parts on short notice. Our operations have a large percentage of fixed factory overhead. As a result, our profit margins are highly variable with sales volumes.

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Fiscal 2023 marked a year of overall progress and positioning for growth. Looking forward to fiscal 2024, our business strategy is geared towards achieving sustainable and profitable business growth. We are firmly focused on securing new contract awards, improving operations and successful execution.

With total unfilled contract values amounting to $191.9 million (including our $98.3 million in backlog and all potential orders against LTA agreements previously awarded to us), as of December 31, 2023, we are confident in our ability to boost sales in 2024, attain profitability and improve our financial position.

RESULTS OF OPERATIONS

Years ended December 31, 2023 and 2022:

Selected Financial Information:

	2023	2023 Percentage of Net Sales	2022	2022 Percentage of Net Sales	Change 2023 vs 2022	Percent Change 2023 vs 2022
Net sales	$51,516,000	100.0%	$53,238,000	100.0%	$(1,722,000)	-3.23%
Cost of sales	44,088,000	85.6%	45,786,000	86.0%	(1,698,000)	-3.71%
Gross profit	7,428,000	14.4%	7,452,000	14.0%	(24,000)	-0.32%
Operating expenses	7,723,000	15.0%	7,646,000	14.4%	77,000	1.01%
Interest expense	1,920,000	3.7%	1,338,000	2.5%	582,000	43.50%
Other income, net	84,000	0.2%	139,000	0.3%	(55,000)	-39.57%
Gain on write-off of accounts payable	-	0.0%	317,000	0.6%	(317,000)	-100.00%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net loss	$(2,131,000)	-4.1%	$(1,076,000)	-2.0%	$(1,055,000)	98.05%

Balance Sheet Data:

	December 31,	December 31,		Percent
	2023	2022	Change	Change
Cash	$346,000	$281,000	65,000	23.13%
Working capital	$12,117,000	$18,600,000	(6,483,000)	-12.81%
Total assets	$50,715,000	$53,814,000	(3,098,000)	-5.76%
Total stockholders’ equity	$15,190,000	$16,839,000	(1,649,000)	-9.79%

Comparison of Fiscal 2023 to 2022

Net Sales: Net sales in 2023 were $51,516,000, a decrease of $1,722,000, or 3.2%, compared with $53,238,000 that we achieved in 2022. The year-over-year decrease in net sales was primarily due to delays in production associated with supply chain issues caused by one supplier failing to deliver raw materials for a key program as well as overall changes in customer mix and production requirements for other key platforms and programs.

The composition of customers that exceeded 10% of our net sales in either 2023 or 2022 are shown below:

	Percentage of Net Sales
Customer	2023	2022
RTX (a)	27.3%	40.6%
Lockheed Martin	24.7%	21.4%
Boeing	12.2%	0.0%
United States Government	3.6%	14.3%

(A)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the years ended December 31, 2023 and 2022 are shown below:

	Percentage of Net Sales
Platform or Program	2023	2022
F-18 Hornet	24.3%	13.3%
E2-D Hawkeye	18.9%	15.6%
UH-60 Blank Hawk Helicopter	18.1%	16.5%
GTF	10.5%	9.5%
CH-53 Helicopter	7.4%	6.3%
F-35 Lightning II	4.0%	18.6%
F-15 Eagle Tactical Fighter	2.1%	3.8%
All other platforms	14.7%	16.4%
Total	100.0%	100.0%

Based on the significant easing of the 2023 supply chain issue discussed above and expected delivery dates for products used in all our other platforms and programs, we expect fiscal 2024 sales to increase as compared to the level we achieved in 2023.

Gross Profit: Gross profit for the year ended December 31, 2023, amounted to $7,428,000, comparable to the $7,452,000 achieved in 2022. Our gross profit percentage in fiscal 2023 increased to 14.4% from the 14.0% we achieved in 2022. This improvement can be attributable to changes in the sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: In fiscal 2023, operating expenses totaled $7,723,000, slightly higher than the $7,646,000 recorded in 2022. As a percentage of consolidated net sales, operating expenses rose to 15.0%, compared to the 14.4% achieved in fiscal 2022. The increase in both dollars and percentage was primarily driven by higher professional fees and costs associated with the improvement of our information technology system and hardening our cyber-security protection. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $1,920,000 in fiscal 2023, an increase of $582,000 or 43.5% from $1,338,000 in 2022. The increase is primarily attributable to an increase in the average interest rate on outstanding debt pursuant to our Current Credit Facility which increased to 7.55% in 2023 as compared to 4.50% in 2022.

Net Loss: Net loss for the year ended December 31, 2023 was $2,131,000, compared to a net loss of $1,076,000 for the year ended December 31, 2022, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $15,849,000 (consisting of a Revolving Loan of $10,804,000 and a Term Loan in the amount of $5,045,000). This debt matures on December 30, 2025, and requires us to make monthly payments of approximately $79,000 in 2024.

2)	Related Party Notes of approximately $6,162,000. This debt matures on July 1, 2026. Pursuant to the Current Credit Facility we are permitted to make principal payments against this debt in the amount of $250,000 per quarter, as long as certain conditions are met.

3)	Various equipment leases and contractual obligations related to our normal business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility

Under the terms of the Current Credit Facility, we are required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and leases expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. As of December 31, 2023, we achieved a Fixed Charge Coverage Ratio of 1.31x as compared to the required ratio of 0.95x and were in full compliance with all other covenants. However, as of March 31, 2024, we were not in compliance with the required ratio of 1.10x.

Although we have started discussions with our lender to receive a waiver with respect to our failure to meet the Fixed Charge Coverage Ratio at March 31, 2024, it is reasonably possible such waiver will not be granted. Even if such waiver is granted, we may fail to achieve the Fixed Charge Coverage Ratio in the future or otherwise fail to meet covenants in the Current Credit Facility. Therefore, we have classified the term loan that expires on December 30, 2025 as current as of December 31, 2023, in accordance with the guidance in ASC 470-10-45, “Debt – Other Presentation Matters”, related to the classification of callable debt. We are required to maintain a collection account with our lender into which substantially all of our cash receipts are remitted. If we were to default under our Current Credit Facility, our lender could choose to increase the rate of interest we pay or refuse to make loans under the revolving portion of the Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest we pay, it would adversely impact our operating results. If the lender were to cease making new loans under our revolving facility, we would lack the funds to continue our operations. The rights granted to our lender under the Current Credit Facility combined with the possibility that we might fail to meet covenants in the future raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the issuance of the opinion of our auditors contained in this report.

The following is a brief discussion of recent amendments to the Current Credit Facility (all of which have been filed with the SEC):

●

On May 17, 2022, we entered into a Fourth Amendment that increased the Term Loan to $5,000,000 and reduced our monthly principal repayments requirements. It also provided for the establishment of a Capital Expenditure Line in the amount of $2,000,000 on which we can draw upon to purchase machinery and equipment. In 2022, we borrowed $878,000, and in 2023, we borrowed $739,500 against this Capital Expenditure Line. In connection with this amendment, we paid a fee of $20,000.

●	On August 4, 2023, we entered into a Fifth Amendment that waived a default caused by our failure to meet the required Fixed Coverage Charge Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Coverage Charge Ratio for the fiscal quarters ending June 30, 2023 and September 30, 2023 and increased the amount of purchase money secured debt (or finance leases) we are allowed to have outstanding at any time to $2,000,000. In connection with this amendment, we paid a fee of $10,000.

●

On November 20, 2023, we entered into a Sixth Amendment that waived defaults caused by the failure by us to achieve the Fixed Charge Coverage Ratio of the Fifth Amendment and because we purchased capital expenditures (as defined) in excess of permitted amounts. This amendment further revised the Fixed Charge Coverage Ratio by requiring it to be calculated on a rolling period basis and not be less than, (a) 1.10x (as calculated on a six-months basis) for the fiscal quarter ending March 31, 2024, (b) 1.20x (as calculated on a nine-months basis) for the fiscal quarter ending June 30, 2024, and (c) 1.25 (as calculated on a twelve-months basis) for all fiscal quarters beginning with September 30, 2024, until the Current Credit Facility expires. This amendment also increased our ability to make additional capital expenditures up to a limit of $2,500,000 in any fiscal year. In connection with this amendment, we paid a fee of $20,000.

Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, we believe we will be able to meet our financial obligations for the foreseeable future. However, if we are unable to obtain a waiver from our lender and they were to cease lending, we would not be able meet our financial obligations. As of December 31, 2023, we have borrowing capacity of approximately $9,830,000 under the Revolving Loan (including $383,000 pursuant to the Capital Expenditure Line).

In addition to required Term Loan payments of approximately $948,000 in fiscal 2024, we may have to make additional payments. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2023, based on the calculation there was no Excess Cash Flow payment required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and funding working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our cash requirements. However, if we are unable to obtain a waiver from our lender and they were to cease lending we may not have sufficient liquidity to meet our cash requirements for the next twelve months from the date of issuance of our consolidated financial statements included in this Report.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended
	December 31,
	2023	2022
Cash provided by (used in)
Operating activities	$4,862	$448
Investing activities	(2,112)	(2,361)
Financing activities	(2,685)	1,567
Net increase (decrease) in cash	$65	$(346)

Cash Provided By Operating Activities

For the year ended December 31, 2023, we generated cash flows from operations of $4,862,000 as compared to only $448,000 for fiscal 2022.

The substantial increase in cash flows was driven by a significant reduction in working capital required during fiscal 2023, primarily the reduction of both accounts receivable and inventory levels. We also benefited from increased customer deposits primarily due to an advance payment by a customer to be used for the procurement of long lead time raw materials expected to be utilized during 2024.

Cash Used In Investing Activities

We continue to make significant investments to enhance our competitiveness and market position. Cash used in investing activities of $2,112,000 and $2,361,000, in 2023 and 2022, respectively, was for new property and equipment.

We continue to make strategic investments in capital equipment to enhance our competitiveness. The investments in 2023 and 2022 increased production efficiency and speed, while maintaining closer tolerances. They also expanded the size of products we can manufacture. We expect to invest approximately $2,000,000 in 2024 for new or upgraded equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2023, cash used in financing activities was $2,685,000. During fiscal 2023, we reduced borrowings under our Current Credit Facility by $2,921,000 (consisting of net reduction in Revolving Loan borrowings of $2,548,000 and a net decrease of $373,000 against the Term Loan). We also made payments of $123,000 pursuant to financing lease obligations and $9,000 on a loan payable. During fiscal 2023, we also took advances of $393,000 against the Solar Facility including originations fees of $25,000.

For the year ended December 31, 2022, cash provided by financing activities was $1,567,000. During fiscal 2022, we increased borrowings under our Current Credit Facility by $2,130,000 (consisting of a net increase in Revolving Loan borrowings of $916,000 and a net increase of $1,214,000 against the Term loan). We also made payments of $284,000 pursuant to financing lease obligations. $250,000 of Related Loan principal repayments, and $9,000 on a loan payable. During fiscal 2022, we paid $20,000 of amendment fees.

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include, inventory valuation, useful lives and impairment of long-lived assets, income tax provision, and allowance for credit losses. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Below is a description of our critical accounting estimates:

●

Inventory Valuation, which includes the estimates and methodology used in accounting for the transition of production costs to inventory costs. In our consolidated financial statements, inventory is reflected at the lower of cost or net realizable value. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods (defined as goods which do not have an open order and have not had movement for two years), obsolescence and for other impairments of value.

●

Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the corresponding asset group may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the asset groups subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets periodically review these estimates to determine whether these lives are appropriate.

●

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws in the United States. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company has recorded a valuation allowance in the current and prior years to reduce deferred tax assets to zero. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

●	Allowance for Credit Loss on Accounts Receivable. We account for Credit Losses on Accounts Receivable using ASU No 2016-13, “Financial Instruments – Credit Losses (Topic326): Measurement of Credit Loss on Financial Instruments.” Under this ASU, accounts receivable must be evaluated on a forward-looking “expected loss” model, which will generally result in the earlier recognition of allowances for credit losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on that evaluation, the CEO and CFO concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the required time periods, and that such information is accumulated and communicated to our management to allow timely decisions when required.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to those policies, procedures and processes that pertain to the maintenance of records that accurately and fairly reflect transactions with respect to our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only in accordance with authorizations of our management; and provide reasonable assurance regarding the prevention and timely detection of unauthorized transactions with respect to our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

In connection with their review of our internal control over financial reporting as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2023 as a result of a material weakness identified in 2022 that was considered to not yet be remediated because we have not completed our effectiveness testing.

Both in 2023 and 2022, we outsourced certain information technology (“IT”) related functions to a third-party vendor. In 2022, we identified a material weakness with respect to our IT systems in that we did not design and/or implement primary user access controls and program change management systems over key IT systems to validate that data produced by the relevant IT systems were complete and accurate and to ensure appropriate segregation of duties to adequately restrict user and privileged access to the financially relevant systems and data to the Company’s personnel. Further, we identified a material weakness with respect to the activities of such vendor in connection with the design and operation of our IT systems in that because this vendor is unable to provide a SOC 1 (Standard Operating Control) Report, we were unable to verify and validate the effectiveness of the vendor’s control procedures when implementing changes to our IT systems, including systems affecting our financial IT applications and underlying data account records.

In fiscal 2023, we implemented new IT controls that required our third-party vendor to make only changes to our IT systems with specific authorization and a requirement that such change be monitored, in real-time by an employee of our company that is familiar with the changes that are being made by our third-party vendor. Although we implemented this change in the second half of fiscal 2023, we have not yet had a sufficient period of time to perform testing to conclude that the control was operating effectively. As such, because our testing of effectiveness is ongoing and not yet complete, we consider this material weakness not to be remediated as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2023, we implemented several new changes in internal control over financial reporting including: (a) new IT controls that require our third-party vendor to make only changes to our IT systems with specific authorization by our IT department and a requirement that such changes be monitored, in real-time by an employee of our company that is familiar with the changes that are being made, (b) enhanced review of our inventory reserve policy to ensure that aged-inventory is appropriately reviewed for obsolescence and excess, and (c) we engaged a new third-party tax consulting firm and implemented new company-level controls over our tax footnote preparation. Except for these items, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended December 31, 2023, which is the subject of this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements of Air Industries Group for the Year ended December 31, 2023 and 2022.

(b)	The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada Corporation.

Exhibit No.	Description
3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

3.4	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

3.5	Certificate of Change filed with the Secretary of State of Nevada to effectuate reverse stock split (incorporated herein by reference to Exhibit 3.01 to the Company’s Report on Form 8-K filed October 18, 2022).

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020).

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

10.5	Second Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021)

10.6	Third Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2021)

10.7	Fourth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2022).

10.8	Fifth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 10, 2023).

10.9	Sixth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 27, 2023).

10.10	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.11	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.12	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

10.13	2022 Equity Incentive Plan As Amended and Restated as of May 23, 2023 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed August 4, 2023).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

19.1	Insider Trading Policies and Procedures

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1	Consent of Marcum LLP

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2024

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 15, 2024 in the capacities indicated.

Signature	Capacity

/s/ Luciano Melluzzo	President and CEO
Luciano Melluzzo	(principal executive officer)

/s/ Scott Glassman	Chief Financial Officer
Scott Glassman	(principal financial and accounting officer)

/s/ Michael N. Taglich	Chairman of the Board
Michael N. Taglich

/s/ Peter D. Rettaliata	Director
Peter D. Rettaliata

/s/ Robert F. Taglich	Director
Robert F. Taglich

/s/ David J. Buonanno	Director
David J. Buonanno

/s/ Michael Brand	Director
Michael Brand

/s/ Michael Porcelain	Director
Michael Porcelain

AIR INDUSTRIES GROUP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, for the period ending March 31, 2024, the Company was not in compliance with the financial covenants required under the terms of its current credit facility, and it is reasonably possible that the Company will not receive a waiver and may fail to meet these financial covenants in future periods. The Company is required to maintain a collection account with its lender into which substantially all of the Company’s cash receipts are remitted. If the Company’s lender were to cease lending and keep the funds remitted to the collection account, the Company would lack the funds to continue its operations. Failure to receive a waiver or meet the financial covenants in future periods raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidatedfinancial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2008 (such date takes into account the acquisition of Rotenberg Meril Solomon Bertiger &Guttilla, P.C., by Marcum LLP effective February 1, 2022).

Saddle Brook, New Jersey

April 15, 2024

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$346,000	$281,000
Accounts Receivable, Net of Allowance for Credit Loss of $344,000 and $281,000	7,892,000	9,483,000
Inventory	29,851,000	31,821,000
Prepaid Expenses and Other Current Assets	297,000	307,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	37,000	28,000
Total Current Assets	38,719,000	42,216,000

Property and Equipment, Net	8,048,000	8,218,000
Finance Lease Right-of-Use-Assets	970,000	375,000
Operating Lease Right-of-Use-Assets	1,866,000	2,473,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,112,000	532,000

TOTAL ASSETS	$50,715,000	$53,814,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$16,036,000	$14,477,000
Accounts Payable and Accrued Expenses	6,091,000	7,542,000
Operating Lease Liabilities	880,000	778,000
Deferred Gain on Sale - Leaseback	38,000	38,000
Customer Deposits	3,557,000	781,000
Total Current Liabilities	26,602,000	23,616,000

Long Term Liabilities
Debt	1,112,000	4,629,000
Subordinated Notes - Related Party	6,162,000	6,162,000
Operating Lease Liabilities	1,582,000	2,463,000
Deferred Gain on Sale – Leaseback	67,000	105,000
TOTAL LIABILITIES	35,525,000	36,975,000

Commitments and Contingencies (see Note 12)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both December 31, 2023 and December 31, 2022.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,303,045 and 3,247,937 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,000	3,000
Additional Paid-In Capital	82,928,000	82,446,000
Accumulated Deficit	(67,741,000)	(65,610,000)
TOTAL STOCKHOLDERS’ EQUITY	15,190,000	16,839,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,715,000	$53,814,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations
For the Years Ended December 31,

	2023	2022
Net Sales	$51,516,000	$53,238,000

Cost of Sales	44,088,000	45,786,000

Gross Profit	7,428,000	7,452,000

Operating Expenses	7,723,000	7,646,000

Loss from Operations	(295,000)	(194,000)

Interest Expense	(1,448,000)	(851,000)

Interest Expense - Related Parties	(472,000)	(487,000)

Other Income, Net	84,000	139,000

Gain on write-off of accounts payable	-	317,000

Loss before Benefit From Income Taxes	(2,131,000)	(1,076,000)

Provision for Income Taxes	-	-

Net Loss	$(2,131,000)	$(1,076,000)

Loss per share - Basic and diluted	$(0.65)	$(0.33)

Weighted-Average Shares Outstanding - Basic and diluted	3,278,513	3,227,116

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	3,212,801	$3,000	$81,920,000	$(64,534,000)	$17,389,000
Common Stock issued for directors fees	27,849	-	216,000	-	216,000
Common Stock issued in conjunction with reverse split	7,287	-	-	-	-
Stock-based-compensation-employees	-	-	310,000	-	310,000
Net Loss	-	-	-	(1,076,000)	(1,076,000)
Balance, December 31, 2022	3,247,937	$3,000	$82,446,000	$(65,610,000)	$16,839,000

Common Stock issued for directors fees	55,108	-	200,000	-	200,000
Stock-based-compensation-employees	-	-	282,000	-	282,000
Net Loss	-	-	-	(2,131,000)	(2,131,000)
Balance, December 31, 2023	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,131,000)	$(1,076,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,268,000	2,522,000
Stock-based compensation	482,000	526,000
Non-cash other income recognized	-	(94,000)
Non-cash interest expense	-	35,000
Non-cash gain on accounts payable write-off	-	(317,000)
Amortization of Finance Lease Right-of-Use Assets	84,000	-
Amortization of Operating Lease Right-of-Use Assets	607,000	545,000
Deferred gain on sale-leaseback	(38,000)	(38,000)
Loss on sale of equipment	14,000	-
Allowance for Credit Loss	63,000	(313,000)
Loss on impairment of goodwill	-	163,000
Amortization of deferred financing costs	68,000	65,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,528,000	1,303,000
Inventory	1,970,000	(2,289,000)
Prepaid expenses and other current assets	10,000	(81,000)
Prepaid taxes	(9,000)	(6,000)
Deposits and other assets	(600,000)	(194,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(1,451,000)	1,136,000
Operating lease liabilities	(779,000)	(686,000)
Customer deposits	2,776,000	(439,000)
Deferred payroll tax liability - CARES Act	-	(314,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,862,000	448,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,119,000)	(2,361,000)
Proceeds from sale of property and equipment	7,000	-
NET CASH USED IN INVESTING ACTIVITIES	(2,112,000)	(2,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	(2,548,000)	916,000
Proceeds from term loan - Current Credit Facility	740,000	2,823,000
Proceeds from term loan - Solar Facility	393,000	-
Payments of term loan - Current Credit Facility	(1,113,000)	(1,609,000)
Payments of deferred Financing Costs	(25,000)	(20,000)
Payment of subordinated note payable - related party	-	(250,000)
Payments of finance lease obligations	(123,000)	(284,000)
Payments of loan payable - financed asset	(9,000)	(9,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,685,000)	1,567,000

NET INCREASE (DECREASE) IN CASH	65,000	(346,000)
CASH AT BEGINNING OF YEAR	281,000	627,000
CASH AT END OF YEAR	$346,000	$281,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows
For the Years Ended December 31, (Continued)

	2023	2022
Supplemental cash flow information
Cash paid during the year for interest	$1,913,000	$1,295,000
Cash paid during the year for income taxes	$6,100	$6,000

	2023	2022
Supplemental Disclosure of non-cash investing and finance activities
Acquisition of financed lease asset	$679,000	$350,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the years ended December 31, 2023 and 2022, the accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

Principal Business Activity

The Company is a leading manufacturer of precision assemblies and components for large aerospace and defense prime contractors. Its products include landing gears, flight controls, engine mounts and components for aircraft jet engines, ground turbines and other complex machines. Most of its machined components and assemblies are integral to high-profile platforms and named programs including the F-18 Hornet, the E2D Hawkeye, the UH-60 Black Hawk Helicopter, the Geared Turbo-Fan Engine, the CH-53 Helicopter, the F-35 Lighting II (also known as the Joint Strike Fighter) and the F-15 Eagle Tactical Fighter.

Our direct customers are primarily large aerospace and defense prime contractors. The ultimate end-users for most of our products are the U.S. Government, international governments, and commercial global airlines.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules and regulations of the Securities and Exchange Commission.

Since 2022, the Company makes decisions about resources to be allocated and assesses performance based on one integrated business and reports its results as one segment. All of its operations are integrated, share manufacturing facilities and use most, if not all, of the same sales and marketing functions.

Going Concern and Management’s Plan

At each reporting period, management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company is required to make certain additional disclosures if management concludes substantial doubt exists about the Company’s ability to continue as a going concern provided that such doubt is not alleviated by the Company’s plans or when the Company’s plans do not alleviate substantial doubt about its ability to continue as a going concern. This evaluation entails analyzing prospective operating budgets and forecasts for expectations regarding cash needs and comparing those needs to the current cash balance and expectations regarding cash to be generated over the following year.

During 2023, the Company generated $4,862,000 of cash from operating activities as compared to only $448,000 in fiscal 2022. It also made $1,113,000 of required payments pursuant to its Current Credit Facility and reduced total debt in 2023 by $1,958,000.

As of December 31, 2023, the Company met all the financial and business covenants required under the terms of its Current Credit Facility including achieving a Fixed Charge Coverage Ratio of 1.31x compared to the required ratio of 0.95x. The terms of all outstanding indebtedness are discussed further in “Note 8. Debt”. For the period ending March 31, 2024 the Company was not in compliance with the required ratio of 1.10x.

Management’s plans are to increase net sales for fiscal 2024 as compared to fiscal 2023. The Company believes that these plans are supported by the Company’s backlog which, as of December 31, 2023, stood at $98.3 million. Further, it anticipates receiving additional funded orders in 2024 pursuant to Long-Term Agreements (“LTA”) agreements from its key customers as well as new customers. With this visibility, the Company is confident in its ability to generate sufficient cash flow to make required principal payments of $944,000 to its lender.

Although the Company has begun discussions to obtain a waiver of the failure to meet the Fixed Coverage Charge Ratio at March 31, 2024, it is reasonably possible that it will not be granted. Even if such waiver is granted, the Company may fail to achieve the Fixed Charge Coverage Ratio in the future or otherwise fail to meet covenants in the Current Credit Facility. Therefore, the Company has classified the term loan that expires on December 30, 2025 as current as of December 31, 2023, in accordance with the guidance in Accounting Standards Codification (“ASC”) 470-10-45, “Debt – Other Presentation Matters”, related to the classification of callable debt. The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. If we were to default under the Current Credit Facility, the Company’s lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility, the Company would lack the funds to continue operations. The rights granted to the lender under the Current Credit Facility combined with the reasonable possibility that the Company might fail to meet covenants in the future raise substantial doubt about its ability to continue as a going concern for the one year commencing as of the date of issuance of this report.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On October 4, 2022, the Company announced a reverse stock split of its authorized, issued and outstanding shares of common stock at a ratio of 1-for-10. The reverse stock split was effective on October 18, 2022, and its common stock began trading on a post-split-adjusted basis at that time. All share and per share amounts of its common stock presented have been retroactively adjusted to reflect the 1-for-10 reverse stock split. As result of the reverse stock split there were no fractional shares issued and all holders were rounded up to the next whole share. See Note 10 – Stockholders’ Equity for more information.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions and other relevant factors, including specific reserves for certain accounts. Accounts receivable are written off when deemed uncollectible.  Bad debt expenses are recorded in operating expenses on the consolidated statements of operations.

Inventory Valuation

The Company values inventory at the lower of cost on a or an estimated net realizable value. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value.

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

Long-Lived Assets

Long-lived assets subject to amortization to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value.

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and recorded in other current assets and amortized using the effective interest method over the term of the related debt. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt and also amortized using the effective interest method over the term of the related debt. The amortization of financing costs is included in interest expense in the Consolidated Statements of Operations.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company expects to collect the receivable in the next twelve months. Contract costs receivable totals $296,000 at both December 31, 2023 and 2022.

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

At December 31, 2023 and 2022, customer deposits were $3,557,000 and $781,000, respectively. The Company recognized revenue of $461,000 during year ended December 31, 2023, that was included in the customer deposits balance as of December 31, 2022. The Company recognized revenue of $440,000 during the year ended December 31, 2022, that was included in the customer deposits balance of $1,470,000 as of December 31, 2021.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a customer purchase order. As of December 31, 2023, backlog relating to remaining performance obligations on contracts was approximately $98.3 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four-months, with the rest thereafter. This expectation assumes that raw material suppliers and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not in our backlog.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are inventory valuation, useful lives and impairment of long-lived assets, income tax provision and the allowance for credit losses. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, international governments or commercial airlines.

The composition of customers that exceeded 10% of net sales in either 2023 or 2022 are shown below:

	Percentage of Net Sales
Customer	2023	2022
RTX (a)	27.3%	40.6%
Lockheed Martin	24.7%	21.4%
Boeing	12.2%	0.0%
United States Government	3.6%	14.3%

(A)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable in either 2023 or 2022 are shown below:

	Percentage of Net Receivables
Customer	2023	2022
RTX	45.5%	56.7%
Boeing	16.0%	0.0%
Lockheed Martin	3.7%	13.6%

(A)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2023 and 2022:

Product	December 31, 2023	December 31, 2022
Military	$42,394,000	$43,993,000
Commercial	9,122,000	9,245,000

Total	$51,516,000	$53,238,000

Cash

For the years ended December 31, 2023 and 2022, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

Major Suppliers

The Company utilizes sole-source suppliers to supply raw materials or other parts that used in production. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, its business could be severely harmed.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

The Company accounts for uncertainties in income taxes under the provisions of ASC 740 which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Subtopic provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (Loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2023	2022
Stock Options	461,870	245,446
Warrants	-	28,000
	461,870	273,446

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	December 31,	December 31,
	2023	2022
Stock Options	-	-
Convertible notes payable	405,800	405,800
	405,800	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $283,000 and $310,000 for the years ended December 31, 2023 and 2022, respectively. Stock compensation expense for directors amounted to $200,000 and $216,000 for the years ended December 31, 2023 and 2022, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying consolidated statements of operations.

Goodwill

Goodwill represented the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with the provisions of Accounting Standards Update (“ASU”) 2017-04 (“ASU 2017-04”), “Intangibles Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, the Company determined that the goodwill was fully impaired at December 31, 2022 and recorded an impairment charge of $163,000 is which included in operating expenses in the consolidated statements of operations.

Freight Out

Freight out is included in operating expenses and amounted to $87,000 and $162,000 for the years ended December 31, 2023 and 2022, respectively.

Leases

In accordance with FASB ASC 842, “Leases” (“ASC 842”), the Company records a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classifies them as either operating or finance leases. The lease classification affects the expense recognition in the consolidated statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of- use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether the Company obtains the right to substantially all of the economic benefit from the use of the asset, and whether the Company has the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under the practical expedient. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component.

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

Reclassification

Certain amounts in the consolidated notes to the financial statements have been reclassified to conform to the current year presentation. The Right of use asset - finance lease has been reclassified from the classification of Fixed Assets at December 31, 2022.

Such reclassifications do not impact the Company’s previously reported financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No 2016-13, “Financial Instruments - Credit Losses: (“ASU No. 2016-13”) to improve information on credit losses for financial assets and investment in leases that are not accounted for at fair value through net income (loss). ASU 2016-13 replaces the previous incurred loss impairment methodology with a methodology that reflects expected credit losses. Effective January 1, 2023, the Company adopted ASU 2016-13 which did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31, 2023	December 31, 2022
Accounts Receivable Gross	$8,236,000	$9,764,000
Allowance for Credit Losses	(344,000)	(281,000)
Accounts Receivable Net	$7,892,000	$9,483,000

The allowance for credit losses for the years ended December 31, 2023 and 2022 is as follows:

		Charged
	Balance at	to	Deductions	Balance at
	Beginning of	Costs and	from	End of
	Year	Expenses	Reserves	Year
Year ended December 31, 2023 Allowance for Credit Losses	$281,000	$88,000	$25,000	$344,000
Year ended December 31, 2022 Allowance for Credit Losses	$594,000	$16,000	$329,000	$281,000

Note 4. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2023	2022
Raw Materials	$5,213,000	$4,198,000
Work In Progress	13,502,000	20,488,000
Semi - Finished Goods	12,590,000	9,642,000
Final – Finished Goods	1,789,000	1,106,000
Reserve	(3,243,000)	(3,613,000)
Total Inventory	$29,851,000	$31,821,000

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2023	2022
Land	$300,000	$300,000
Buildings and Improvements	2,206,000	1,789,000	31.5 years
Machinery and Equipment	24,552,000	23,566,000	5 - 8 years
Tools and Instruments	14,314,000	13,744,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	299,000	290,000	5 - 8 years
Leasehold Improvements	1,025,000	941,000	Term of lease
Computers and Software	605,000	604,000	4 - 6 years
Total Property and Equipment	43,567,000	41,500,000
Less: Accumulated Depreciation	(35,519,000)	(33,282,000)
Property and Equipment, net	$8,048,000	$8,218,000

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $2,268,000 and $2,522,000, respectively. Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives.

Note 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses at December 31, are detailed as follows:

	December 31, 2023	December 31, 2022
Accounts Payable	$5,461,000	$6,442,000
Accrued Payroll	373,000	674,000
Accrued Expenses – other	257,000	426,000
Accounts Payable and accrued expenses	$6,091,000	$7,542,000

During the year ended December 31, 2022, the Company reviewed all old outstanding payables that were not paid and based on the statute of limitations concluded that certain claims would no longer be enforceable. The Company determined that approximately $317,000 of aged payables fell into this category. This adjustment is recorded as write-off of accounts payable in the accompanying consolidated statement of operations.

Note 7. SALE-LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $105,000 and $143,000 as of December 31, 2023 and 2022, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

The Company accounted for these transactions under the provisions of FASB ASC 840-40, “Leases-Sale-Leaseback Transactions.”

Simultaneous with the closing of the sale of the Bay Shore Property, the Company entered into a 20-year lease (the “Lease”) expiring in September 2026 with the purchaser for the property. Base annual rent is approximately $540,000 for the first five years, $560,000 for the sixth year, and thereafter increases 3% per year. The Lease grants the Company an option to renew the Lease for an additional period of five years. The Company has on deposit with the landlord $89,000 as security for the performance of its obligations under the Lease. Pursuant to the terms of the Lease, the Company is required to pay all of the costs associated with the operation of the facilities, including, without limitation, insurance, taxes and maintenance. The lease also contains customary representations, warranties, obligations, conditions and indemnification provisions and grants the landlord customary remedies upon a breach of the lease by the Company, including the right to terminate the Lease and hold the Company liable for any deficiency in future rent. See Note 9 – Operating Lease Liabilities.

Note 8. Debt

Indebtedness to third parties consists of the following:

	December 31,	December 31,
	2023	2022
Current Credit Facility – Revolving loan	$10,804,000	$13,352,000
Current Credit Facility – Term loan	5,045,000	5,396,000
Solar Credit Facility	393,000	-
Finance lease obligations	884,000	328,000
Loans Payable - financed assets	22,000	30,000
Subtotal	17,148,000	19,106,000
Less: Current portion	(16,036,000)	(14,477,000)
Long-Term Portion	$1,112,000	$4,629,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on December 30, 2025. This facility, which was entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), a $5,000,000 term loan (“Term Loan”) and a $2,000,000 Equipment Line of Credit, which as it is drawn upon is added to the balance of the Term Loan. The loan is secured by a lien on substantially all of the assets of the Company.

On December 15, 2022, the Company made a draw against the capital expenditure line of credit in the amount of $877,913. The principal payments are $10,451 per month commencing in February 2023 with a balloon payment of $512,000 required on December 30, 2025.

On January 4, 2023, the Company made an additional draw against the capital expenditure line of credit in the amount of $739,500. The principal payments are $8,804 per month commencing in March 2023 with a balloon payment of $440,000 required on December 30, 2025.

As of December 31, 2023, there is $10,804,000 outstanding under the Revolving Line of Credit and $5,045,000 under the Term Loan, inclusive of amounts drawn under the Equipment Line of Credit. Additionally, there was $382,000 remaining available under the Equipment Line of Credit.

As discussed in Note 1, the Company was not in compliance with a required covenant as of March 31, 2024. There is no assurance that the Company will be able obtain a waiver of its failure to meet this covenant or will be able to meet its financial covenants in one of the upcoming fiscal quarters over the next twelve months, therefore, in accordance with the guidance in ASC 470-10-45, related to the classification of callable debt, the entire term loan has been classified as short term as of December 31, 2023.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2024	$945,000
December 31, 2025	4,143,000
Term Loan payable	5,088,000
Less: debt issuance costs	(43,000)
Total Term Loan payable, net of debt issuance costs	5,045,000
Less: Current portion of Term Loan payable	(5,045,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $1,391,000 and $780,000 for the years ended December 31, 2023 and 2022, respectively. Interest expense includes the amortization of deferred finance costs of $68,000 and $65,000 in 2023 and 2022, respectively.

As of December 31, 2023, the Company was in full compliance with all financial covenants. The below summarizes various terms of the Current Credit Facility (all of which are described in full in various SEC filings):

●	The Company is required to maintain a defined Fixed Charge Coverage Ratio at the end of each Fiscal Quarter on a rolling basis. As of December 31, 2023, the Company achieved a Fixed Charge Coverage Ratio of 1.31x compared to the required 0.95x.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. The Company made an Excess Cash Flow $195,000 for fiscal year ended December 31, 2022. For the Fiscal year ended December 31, 2023, based on the calculation there is no Excess Cash Flow payment required.

●

Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.55% and 4.50% for the years ended December 31, 2023 and 2022, respectively.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral.

The below summarizes historical amendments to the Current Credit Facility

●	On May 17, 2022, the Company entered into a Fourth Amendment that increased the Term Loan to $5,000,000 and reduced monthly principal repayments requirements. It also provided for the establishment of a Capital Expenditure Line in the amount of $2,000,000 which the Company can draw upon to purchase machinery and equipment. In 2022, the Company borrowed $878,000, and in 2023, it borrowed $739,500 against the Capital Expenditure Line. In connection with this amendment, the Company paid an amendment fee of $20,000.

●	On August 4, 2023, the Company entered into a Fifth Amendment that waived a default caused by the failure by the Company to meet the required Fixed Charge Coverage Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Charge Ratio for the fiscal quarters ending June 30, 2023, and September 30, 2023, and increased the amount of purchase money secured debt (such as finance leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with this amendment, the Company paid an amendment fee of $10,000.

●	On November 20, 2023, the Company entered into a Sixth Amendment that waived defaults caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Fifth Amendment and because we purchased capital expenditures (as defined) in excess of permitted amounts. This amendment further revised the Fixed Charge Coverage Ratio by requiring it to be calculated on a rolling period basis and not be less than, (a) 1.10x (as calculated on a six-months basis) for the fiscal quarter ending March 31, 2024 (b) 1.20x (as calculated on a nine-months basis) for the fiscal quarter ending June 30, 2024, and (iv) 1.25 (as calculated on a twelve-months basis) for all other fiscal quarters. This amendment also increased the Capital Expenditure limit to $2,500,000 in any fiscal year. In connection with these changes, the Company paid an amendment of $20,000.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of December 31, 2023, the Company has borrowing capacity of approximately $9,830,000 under the Revolving Loan (including $383,000 pursuant to the Capital Expenditure Line.

Solar Credit Facility

On August 16, 2023, the Company entered into a financing agreement (“Solar Credit Facility”) with Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. Advances are made by Green Bank upon its approval of costs incurred on the Project up to $934,553. As of December 31, 2023, an advance of $393,233 had been made including the payment of Green Bank’s closing costs of $25,233. Interest accrues at the rate of 5% on advances and is capitalized and added to the outstanding principal of the loan. Upon project completion, the cumulative total of the advances and capitalized interest will convert to a 20-year level payment term loan with interest accruing at the rate of 5.75%. Semi-annual payments are projected to be approximately $41,000 inclusive of interest over the 20-year term.

Finance Lease Obligations

The Company entered into a finance lease in November of 2022 for the purchase of new manufacturing equipment. Additionally, during May of 2023, the Company entered into an additional finance lease for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $884,000 and $328,000 as of December 31, 2023 and 2022, respectively. The leases have an average imputed interest rate of 7.31% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Year Ended
	December 31,	December 31,
	2023	2022
Finance Lease cost:
Amortization of ROU assets	$123,000	$-
Interest on lease liabilities	50,000	2,182
Total lease Costs	$173,000	$2,182

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$123,000	$284,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$679,000	$350,000

	December 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term - in years	5.4	4.0
Weighted Average Discount rate - %	7.31%	7.48%

As of December 31, 2023, the aggregate future minimum finance lease payment, including imputed interest are as follows:

For the year ending	Amount
December 31, 2024	$224,000
December 31, 2025	224,000
December 31, 2026	199,000
December 31, 2027	124,000
December 31, 2028	124,000
Thereafter	177,000
Total future minimum finance lease payments	1,072,000
Less: imputed interest	(188,000)
Less: Current portion	(165,000)
Long-term portion	$719,000

Loans Payable – Financed Assets

The Company financed the purchase a delivery vehicle in July 2020. The loan obligation totaled $22,000 and $30,000 as of December 31, 2023 and 2022, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2024	$9,000
December 31, 2025	9,000
December 31, 2026	4,000
Loans Payable - financed assets	22,000
Less: Current portion	(9,000)
Long-term portion	$13,000

Related Party Indebtedness

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable (together referred to as “Related Party Notes”) with Michael and Robert Taglich which generated proceeds to the Company totaling $6,550,000. In connection with issuance, Michael and Robert were issued a total of 35,508 shares of common stock and Taglich Brothers, Inc. was issued promissory notes totaling $554,000 for placement agency fees.

The Related Party Notes outstanding as of December 31, 2023 consists of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Chairman	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Of the $6,162,000, approximately $2,732,000 bears an annual rate of interest of 6%, $2,080,000 bears an annual rate of 7% and $1,350,000 bears an annual interest rate of 12%. Interest expense for the years ended December 31, 2023 and 2022 was $472,000 and $487,000, respectively.

Approximately $2,732,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $2,080,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. The remaining $1,350,000 is not convertible. There are no principal payments due on these notes prior to July 1, 2026.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on July 1, 2026.

The Company is allowed, subject to certain limitations, to make principal payments of $250,000 to reduce the value of outstanding Related Party Notes payable. During the year ended December 31, 2022, a principal payment of $250,000 was made against the Related Party Notes due to Michael Taglich. No payments were made in fiscal 2023.

Note 9. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Year Ended
	December 31,	December 31,
	2023	2022
Operating lease cost:	$1,156,000	$972,000
Total lease cost	$1,156,000	$972,000

Other Information
Cash paid for amounts included in the measurement lease liability:	1,038,000	1,006,000
Operating cash flow from operating leases	$1,038,000	$1,006,000

	December 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term - in years	2.66	3.64
Weighted Average discount rate - %	9.10%	8.89%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
December 31, 2024	$1,070,000
December 31, 2025	992,000
December 31, 2026	730,000
Total future minimum lease payments	2,792,000
Less: discount	(330,000)
Total operating lease maturities	2,462,000
Less: current portion of operating lease liabilities	(880,000)
Total long-term portion of operating lease maturities	$1,582,000

Note 10. STOCKHOLDERS’ EQUITY

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

Common Stock – Issuances of Securities

The Company issued 55,108 and 27,849 shares of common stock totaling $200,000 and $216,000 in payment of Director’s fees for the years ended December 31, 2023 and 2022, respectively. Such expense is included in Operating Expenses in the consolidated statements of operations.

During the first quarter of 2024, the Company issued 12,323 shares of common stock in payment of Director’s fees totaling $38,000.

Note 11. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Our AIM subsidiary has a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the “Union”). This agreement is effective until December 31, 2024 and covers the majority of AIM’s 125 personnel. The Company is not required to make a monthly contribution to Union’s United Welfare Fund and the United Services Worker’s Security Fund, the sole pension benefit for covered employees. The Company is not obligated to provide any future defined benefits. The Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $147,000 and $155,000 for the years ended December 31, 2023 and 2022, respectively. The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan.

Medical benefits for union employees are provided through a policy with Insperity Services, Inc. (“Insperity”), a professional employer organization that provides out-sourced human resource services. The cost of such benefits are substantially borne by the Company.

The collective bargaining agreement contains a “no-strike” clause and a “no-lock-out” clause. The Company believes it maintains good relationships with the Union and expects to renew the collective bargaining agreement before it expires.

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

Note 12. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by the Sublease commencement date. On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contact Pharmacal moved to amend its Complaint. The Company opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate. The Appellate Division upheld the denial of Contract Pharmacal’s motion for summary judgement and upheld the denial of its motion to amend its Complaint. The Company disputes the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously.

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

Note 13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2023 and 2022, is set forth below:

	Year Ended	Year Ended
	December 31,	December 31,
Current	2023	2022
Federal	$-	$-
State	-	-

Total Provision for Income Taxes	$-	$-

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate for the years ended December 31, 2023 and 2022 is set forth below:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
U.S. statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	2.43%	4.10%
Permanent difference and non-deductible items	-2.71%	-6.90%
Change in state rate	-15.20%	0.70%
Deferred tax valuation allowance	-10.13%	-18.40%
Other	4.61%	-0.50%
Total	0.00%	0.00%

The components of net deferred tax assets at December 31, are set forth below:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Current:
Net operation loss carryforwards	$4,996,000	$5,075,000
Allowance for credit loss	133,000	71,000
Inventory - IRC 263A adjustment	336,000	411,000
Stock-based compensation - options and restricted stock	159,000	183,000
Capitalized engineering costs	211,000	331,000
Amortization - NTW Transaction	251,000	359,000
Inventory reserve	715,000	932,000
Deferred gain on sale of real estate	23,000	36,000
Accrued expenses	37,000	30,000
Disallowed interest	2,024,000	1,663,000
Operating lease liabilities	546,000	814,000
Total deferred tax asset, before valuation allowance	9,431,000	9,905,000
Valuation allowance	(7,903,000)	(7,701,000)
Total deferred tax asset, net of valuation allowance	1,528,000	2,204,000

Deferred tax liabilities	(1,114,000)	(1,583,000)
Property and equipment	(414,000)	(621,000)
Total deferred tax liabilities	(1,528,000)	(2,204,000)

Net deferred tax asset	$-	$-

During the years ended December 31, 2023 and 2022, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, at this time sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2023 and 2022, the Company provided a valuation allowance on its net deferred tax assets of $7,903,000 and $7,701,000, respectively. The Company’s valuation allowance increased by $202,000 and $198,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had a Federal net operating loss carry forward of approximately $22,363,000, of which approximately $14,719,000 expires from 2024 through 2037 and $7,643,000 does not expire. In addition, the Company has net operating loss carryforwards from various states of approximately $4,7783,000 which expire starting in 2035.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

At December 31, 2023 and 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2023, and 2022, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2023 tax years generally remain subject to examination by federal and state tax authorities.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law which includes a stock buyback excise tax of 1% on share repurchases, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact if and when share repurchases occur.

Note 14. STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

Stock Options

In September 2023, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be issued under the plan by 250,000 shares, from 100,000 shares to 350,000 shares. Additionally, this amendment to the 2022 Plan specified that the Company may grant Restricted Stock Units under the 2022 Plan.

During the years ended December 31, 2023 and 2022, the Company granted options to purchase 190,000 and 62,000 shares of common stock, respectively, to certain of its employees and directors.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $482,000 and $526,000 in its consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively, and such amounts were included as a component of operating expenses.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2023	2022
Risk-free interest rates	3.70% - 3.97%	1.38% - 2.73%
Expected life (in years)	2.50 - 3.5	2.50 - 4.00
Expected volatility	61%	71.6% - 72.0%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$3.46	$3.97

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

A summary of the status of the Company’s stock options as of December 31, 2023 and 2022, and changes during the two years then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2022	246,850	$12.54
Granted during the period	62,000	8.40
Exercised during the period	-	-
Terminated/Expired during the period	(5,800)	12.04
Balance, December 31, 2022	303,050	$11.70
Granted during the period	189,620	3.46
Exercised during the period	-	-
Terminated/Expired during the period	(30,800)	13.60
Balance, December 31, 2023	461,870	$8.34

Exercisable at December 31, 2023	397,539	$8.94

Issuance of Stock Options

Issued in 2023

On May 23, 2023, the Company granted options to its directors and certain members of management and employees, stock options to purchase an aggregate of 108,620 shares of the Company’s common stock at a price of $3.43 per share. The options expire on the June 30, 2028 and vested immediately.

On June 2, 2023, the Company granted to its directors, stock options to purchase an aggregate of 6,000 shares of the Company’s common stock at a price of $3.50 per share. The options expire on the fifth anniversary of the grant date and vest over a term of one year.

On June 2, 2023, the Company granted to certain members of management and employees, stock options to purchase an aggregate of 75,000 shares of the Company’s common stock at a price of $3.50 per share. The options expire on the fifth anniversary of the grant date and vest over a term of three year.

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

The following table summarizes information about outstanding stock options at December 31, 2023:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.46 - $15.60	461,870	2.7 years	$8.94

The following table summarizes information about exercisable stock options at December 31, 2022:

	Number		Wtd. Avg.
Range of Exercise Price	Exercisable	Wtd.Avg, Life	Exercise Price
$8.40 - $15.60	303,050	2.5 years	$11.70

As of December 31, 2023, there was $95,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 1.3 years.

The aggregate intrinsic value at December 31, 2023 was based on the Company’s closing stock price of $3.25 was $0. The aggregate intrinsic value at December 31, 2022 was based on the Company’s closing stock price of 4.25 was approximately $0. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was $8.40 and $8.40 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $417,000 and $316,000, respectively.

Warrants

During both the years ended December 31, 2023 and 2022, the Company did not issue any warrants.

The following tables summarize the Company’s outstanding warrants as of December 31, 2023 and changes during the two years then ended:

			Wtd. Avg.
		Wtd. Avg.	Remaining
		Exercise	Contractual
	Warrants	Price	Life (years)
Balance, January 1, 2022	150,722	$21.94	0.75
Granted during the period	-	-	-
Terminated/Expired during the period	(122,722)	23.75	-
Balance, December 31, 2022	28,000	$14.00	0.75
Granted during the period	-	-	-
Terminated/Expired during the period	(28,000)	$14.00	-
Balance, December 31, 2023	-	$-	-

Exercisable at December 31, 2023	-	$-	-

The aggregate intrinsic value at both December 31, 2023 and 2022 was $0 based on the Company’s closing stock price of $3.25 and $4.25, respectively.