Form 10-K/A
period 2023-12-31
AIR INDUSTRIES GROUP
filed 2024-04-29
CIK 1009891

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

There were 3,315,368 shares of the registrant’s common stock outstanding as of April 12, 2024.

DOCUMENTS IINCORPORATED BY REFERENCE: None

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	Saddle Brook, New Jersey	688

AIR INDUSTRIES GROUP

FORM 10-K/A

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

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	59	President and Chief Executive Officer
Scott Glassman	46	Chief Financial Officer
Michael N. Taglich	58	Director
Robert F. Taglich	57	Director
David J. Buonanno	68	Director
Peter D. Rettaliata	73	Chairman of the Board
Michael Brand	66	Director
Michael D. Porcelain	55	Director

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

Scott Glassman was appointed to the positions of Chief Financial Officer, Principal Accounting Officer and Secretary of our Company on October 16, 2023. Mr. Glassman has been employed by the Company since March of 2019, most recently serving as the Chief Accounting Officer. Mr. Glassman previously had been employed by the Company from February of 2007 to February of 2015, serving in various senior positions in the Company’s Financial Department. From March of 2015 to November of 2018, Mr. Glassman worked at a privately held distributor of commercial equipment where he served as Controller. Mr. Glassman holds a Bachelor of Science degree in Accounting from the State University of New York at Albany. Mr. Glassman has been a CPA licensed in the state of NY since 2002.

Peter D. Rettaliata has been a director of our Company since 2005 and was appointed Chairman of the Board on July 11, 2023. He served as our Acting President and Chief Executive Officer from March 2, 2017 to November 15, 2017 and served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years, as the Senior Procurement Officer. Professionally, Mr. Rettaliata has served as the Chairman of “ADDAPT”, an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and Harvard Business School where he completed the PMD Program.

Michael Taglich served as Chairman of our Board of Directors from September 22, 2008 until July 11, 2023 and as a director since that time. He is Chairman and President of Taglich Brothers, Inc., a New York based securities firm which he co-founded in 1992 with his brother Robert Taglich. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently Chairman of the Board of Mare Island Dry Dock, Inc., a privately-held company. He also serves as a director of Decision Point Systems Inc., (NYSE/AMEX, DPSI), Intellinetics, Inc. (NYSE/AMEX, INLX) and a number of private companies. Mr. Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 35 years of financial industry experience and served on his first public company board over 25 years ago.

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

Michael Porcelain has been a director of our Company since October 23, 2017. Mr. Porcelain has been a CPA since 1996 and is currently the President and CEO of The Independent Adviser Corporation, a privately held company which operates various internet websites including TheAdviser.com, 1800ADVISER.com and IRSADVISER.com, all of which relate to the financial planning and advisory industries. From 2006 through 2022, Mr. Porcelain served in several executive positions including service as a member of the Board of Directors of Comtech Telecommunications Corp. (“Comtech”), a publicly traded company and a leading global provider of next-generation 911 emergency systems and secure wireless communications technologies. He was appointed Chief Executive Officer of Comtech in January 2022 and President of Comtech in January 2020. He also served as Comtech’s Chief Operating Officer from October 2018 to January 2022. Prior to holding these positions, he served as Comtech’s Chief Financial Officer from 2006 through 2018, and from 2002 to March 2006, he served as Comtech’s Vice President of Finance and Internal Audit.

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

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2023.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Taglich	—	56,822	4,387	—	—	—	61,209
Robert Taglich	—	56,822	4,387	—	—	—	61,209
David Buonanno	33,494	—	4,442	—	—	—	37,936
Michael Brand	33,494	—	7,222	—	—	—	40,716
Michael Porcelain	—	52,023	4,442	—	—	—	56,465
Peter Rettaliata	31,625	18,753	7,056	—	—	—	57,434

(1)	Director fees paid in shares.

Board Meetings; Committees and Membership

The Board of Directors held nine meetings during the fiscal year ended December 31, 2023 and each of the directors attended more than 75% of the aggregate of (i) the number of meetings of the Board of Directors and (ii) the number of meetings of all committees of the Board on which such director served.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee. Each committee other than the Executive Committee is comprised entirely of directors who are “independent” within the meaning of NYSE American Rule 803A(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters are available on our website at airindustriesgroup.com under the heading “Investor Relations.”

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

The Audit Committee held four meetings during fiscal 2023.

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

The Compensation Committee held two meetings during fiscal 2023.

Nominating Committee. Our Nominating Committee is composed of Messrs. Rettaliata, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held one meeting during fiscal 2023.

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

Executive Committee.    Our Executive Committee is composed of our Chairman, Peter Rettaliata, Michael Taglich and Robert Taglich. The purpose of the Executive Committee is to assist the Board in fulfilling its functions during the intervals between meetings of the Board. The Executive Committee has all the powers and authority of the Board in connection with the business of the Company and may act in its stead, except as set forth in the Executive Committee Charter

Stockholder Communications

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

Code of Ethics; Insider Trading Policy

We have adopted a written code of ethics that applies to our principal executive officers, senior financial officers and persons performing similar functions. Our code of ethics is available on our website and upon written request to our corporate secretary, we will provide you with a copy, without cost.

On March 28, 2024, we adopted an Insider Trading Policy setting forth trading policies and procedures governing the purchase, sale and other dispositions of our directors, officers and employees, and our company, designed to promote compliance with insider trading laws and the listing standards of the NYSE Amex. Our Policy was filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2023, each other individual that was serving as an executive officer as of December 31, 2023, and each other individual who served as executive officer during the two years ended December 31, 2023 whose compensation for either of such fiscal years exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Luciano Melluzzo	2023	374,575	—	—	107,940	—	—	10,800	(1)	493,315
President and CEO	2022	352,692	—	—	79,600	101,500	—	10,800	(1)	544,592
Scott Glassman	2023	224,231	—	—	13,332	—	—	—		237,563
CFO	2022	195,623	—	—	11,940	20,750	—	—		228,313
Michael Recca	2023	267,543		—	48,344	—	—	4,950	(1)	320,837
CFO	2022	251,921	—	—	39,800	43,500	—	5,400	(1)	340,621

(1)	Represents car allowance.

Our executive officers named in the above table do not have employment agreements providing for a fixed term of employment. All are employees at will, terminable at any time without any severance, other than that payable to employees generally.

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

The Compensation Committee working with management adopts a plan each year intended to award members of our management including executive officers for meeting or exceeding targeted goals, The Committee believes the amounts to be paid to Messrs. Melluzzo, Glassman and Recca for services rendered in fiscal 2023 are appropriate in light of our financial performance in 2023.

Equity Awards – 2023

The following table shows the grant of stock option awards to the Named Executive Officers during 2023.

GRANT OF PLAN-BASED AWARDS

		All Other Option Awards: Number of	Grant Date Fair Value
		Securities Underlying	of Stock and Option
Name	Grant Date	Options (#)	Awards ($)
Luciano Melluzzo	5/23/2023	48,000	$66,720
	6/2/2023	27,000	41,220

Scott Glassman	5/23/2023	4,100	$5,699
	6/2/2023	5,000	7,633

Michael Recca	5/23/2023	21,600	$30,024
	6/2/2023	12,000	18,320

Each named executive officer was granted options on May 23, 2023 and June 2, 2023 to purchase the number of shares indicated at a price of $3.43 and $3.50, respectively, per share during a period ending June 30, 2028, and May 31, 2028, respectively.

Outstanding Equity Awards at 2023 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Luciano Melluzzo	48,000	—	$3.43	6/30/2028	—	—
	9,000	18,000	3.50	5/31/2028	—	—
	13,334	6,666	8.30	3/31/2027	—	—
	18,000	—	12.20	7/31/2026	—	—
	15,000	—	13.90	3/31/2026	—	—
	20,000	—	10.30	3/31/2025	—	—
	20,000	—	8.80	1/31/2024	—	—
	27,000	—	15.00	9/30/2024	—	—

Scott Glassman	1,667	3,333	$3.50	5/31/2028	—	—
	4,100	—	3.43	6/30/2028	—	—
	2,000	1,000	8.40	3/31/2027	—	—
	2,000	—	12.20	7/31/2026	—	—
	2,250	—	13.90	3/31/2026	—	—
	2,000	—	10.30	3/31/2025	—	—
	1,000	—	10.30	6/11/2024	—	—

Michael Recca	21,600	—	$3.43	6/30/2028	—	—
	4,000	8,000	3.50	5/31/2028	—	—
	6,666	3,334	8.30	3/31/2027	—	—
	12,500	—	12.20	7/31/2026	—	—
	7,500	—	13.90	3/31/2026	—	—
	10,000	—	10.30	3/31/2025	—	—
	9,000	—	8.80	1/31/2024	—	—
	5,000	—	14.20	7/24/2024	—	—

Equity Incentive Plans

We have four equity incentive plans all of which are substantially identical except as to the number of awards which may be granted, pursuant to which we can grant awards with respect to an aggregate of 540,000 shares of our common stock. We have the right to grant awards pursuant to each plan until the tenth anniversary of the date on which it was approved by our stockholders.  The 2022 Equity Incentive Plan, as amended, authorizes grants as to 350,000 shares and was approved by our stockholders in June 2022, and amended and restated in May 23 2023; the 2017 Equity Incentive Plan authorizes grants as to 120,000 shares and was approved by our stockholders in October 2017; the 2016 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in November 2016, and the 2015 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in June 2015.

The Plans permit the Company to grant stock awards, non-qualified and incentive stock options, restricted stock units and other forms of rewards to employees, directors and consultants. The Plans are administered by the Compensation Committee of the Board and each has a term of ten years from the date it was adopted by the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of April 26, 2024 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of April 26, 2024, we had outstanding 3,315,368 shares of Common Stock. Except as stated in the table, the address of the holder is c/o our company, 1460 Fifth Avenue, Bay Shore, New York 11706.

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent
Michael N. Taglich	696,069	(1)	19.56%
Robert F. Taglich	481,667	(2)	13.73%
Peter D. Rettaliata	41,292	(3)	1.24%
David Buonanno	12,063	(4)	*
Michael Brand	20,511	(5)	*
Michael Porcelain	47,359	(6)	1.43%
Luciano Melluzzo, President and CEO	176,000	(7)	5.06%
Scott Glassman, CFO	17,684	(8)	*
Michael Recca, former CFO	74,600	(9)	2.20%
All Directors and Executive Officers as a group (9 persons owning shares)	1,543,252	(10)	38.07%

Beneficial Ownership of More Than 5% of Shares:
Richmond Brothers, Inc.	224,238	(11)	6.76	%(11)
David S. Richman	315,396	(11)	9.51	%(11)
Matthew J. Curfman	232,273	(11)	7.01	%(11)

*	Less than 1%

(1)	Includes 428,047 shares owned by Mr. Taglich, 23,995 shares owned by Taglich Brothers, 236,907 shares he may acquire upon conversion of convertible notes (including 17,228 shares which may be acquired by Taglich Brothers), but excluding shares for accrued interest thereon and 7,120 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes 259,941 shares owned by Mr. Taglich, 23,995 shares owned by Taglich Brothers, 4,476 shares owned by custodial accounts for the benefit of his children under the NY UGMA, 186,135 shares he may acquire upon conversion of convertible notes (including 17,228 shares that may be acquired by Taglich Brothers), but excluding shares for accrued interest thereon and 7,120 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 14,140 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 7,260 shares he may acquire upon exercise of options exercisable within 60 days.

(5)	Includes 14,260 shares he may acquire upon exercise of options exercisable within 60 days.

(6) (7)	Includes 7,260 shares he may acquire upon exercise of options exercisable within 60 days. Includes 166,000 shares he may acquire upon exercise of options exercisable within 60 days.
(8)	Includes 17,684 shares he may acquire upon exercise of options exercisable within 60 days.

(9)	Represents shares he may acquire upon exercise of options exercisable within 60 days.

(10)	Includes 423,042 shares that may be acquired upon conversion of convertible notes, 1,750 shares that may be acquired upon exercise of warrants and 315,444 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

(11)	The information set forth below is based on the amended Schedule 13D filed with the SEC and the Company on October 22, 2021 reflecting ownership as of that date. By virtue of their Joint Filing Agreement, dated October 9, 2018, the persons and entities affirm their membership in a group under SEC Rule 13d-5(b) and the group is deemed to beneficially own all of the shares beneficially owned by the group members. The beneficial ownership of each of the group members was disclosed as follows, based upon 3,315,368 shares outstanding:

	Sole Voting Power		Shared Voting Power	Sole Dispositive Power		Shared Dispositive Power		Total		Percent
Richmond Brothers, Inc.(a)	—		—	—		224,238	#	224,238	#	6.76%

RBI Private Investment II, LLC	1,534		—	1,534		—		1,534		*

RBI Private Investment III, LLC	82,506	+	—	82,506	+	—		82,506	+	2.49%

RBI PI Manager, LLC(b)	84,040	+	—	84,040	+	—		84,040	+	2.53%

Richmond Brothers 401(k) Profit Sharing Plan	7,120		—	7,120		—		7,120		*

David S. Richmond(c)	84,040	+	7,120	84,040	+	224,238	#	315,398	+#	9.51%

Matthew J. Curfman(d)	916		7,120	916		224,238	#	232,274	#	7.01%

(a)	Held as investment advisor to certain separately managed accounts.

(b)	Includes the shares owned by RBI Private Investment II, LLC and RBI Private Investment III, LLC.

(c)	Sole voting and dispositive power includes shares owned by Mr. Richmond directly and by RBI Private Investment II, LLC and RBI Private Investment III, LLC. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

(d)	Sole voting and dispositive power includes shares owned by Mr. Curfman. Shared voting and dispositive power includes shares owned by Richmond Brothers, Inc. and the Profit Sharing Plan.

#	Includes 31,200 shares which may be acquired upon exercise of warrants.

+	Includes 28,000 shares which may be acquired upon exercise of warrants.

*	Less than 1 percent.

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

There were no transactions completed by us since January 1, 2023, in which the amount involved exceeded $120,000 and in which any related person has a direct or indirect material interest. As of December 31, 2023, Michael Taglich, Robert Taglich and certain of their affiliates held subordinated notes issued by us prior to January 1, 2023, in the aggregate principal amount of $6,162,000 as a result of transactions entered into prior to January, 2023. Of the $6,162,000, approximately $2,732,000 bears an annual rate of interest of 6%, $2,080,000 bears an annual rate of 7% and $1,350,000 bears an annual interest rate of 12%. Interest expense for the year ended December 31, 2023 was $472,000. Of the $6,162,000, approximately $2,732,000 can be converted at the option of the holder into our common stock at $15.00 per share and $2,080,000 can be converted at the option of the holder into our common stock at $9.30 per share.

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

Item 14.  Principal Accountant Fees and Services

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of Marcum LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee considered the role of Marcum LLP in providing tax and audit services and other permissible non-audit services to us while it was serving as our auditor and concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

During fiscal years 2023 and 2022, the aggregate fees which we paid to or were billed by Marcum for professional services were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees(1)	$422,000	$340,000
Audit Related Fees(2)	—	21,000
Tax Fees(3)	68,000	62,000
	$490,000	$428,000

(1)

Fees for services to perform our annual audit of financial statements, review of financial statements included in our quarterly filings included in Form 10-Q, and fees for services that are normally provided by the accountant for statutory and regulatory filings. This category includes fees for services rendered that only the auditor reasonably can provide, including comfort letters, consents, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations billed as audit services. The annual audit fee included in this category was $250,000 and $250,000 for 2023 and 2022, respectively. The balance of the fees in this category were for the reviews of our quarterly financial statements.

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

Dated: April 29, 2024

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 29, 2024 in the capacities indicated.

Signature	Capacity

/s/ Luciano Melluzzo	President and CEO
Luciano Melluzzo	(principal executive officer)

/s/ Scott Glassman	Chief Financial Officer
Scott Glassman	(principal financial and accounting officer)

/s/ Michael N. Taglich	Director
Michael N. Taglich

/s/ Peter D. Rettaliata	Chairman of the Board
Peter D. Rettaliata

/s/ Robert F. Taglich	Director
Robert F. Taglich

/s/ David J. Buonanno	Director
David J. Buonanno

/s/ Michael Brand	Director
Michael Brand

/s/ Michael Porcelain	Director
Michael Porcelain