Form 10-Q
period 2024-03-31
AIR INDUSTRIES GROUP
filed 2024-05-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

or

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

There were 3,324,785 shares of the registrant’s common stock outstanding as of May 14, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by Air Industries Group (herein referred to as “Air Industries”, the “company”, “we”, “us”, or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this report and the risks discussed in our other filings with the Security and Exchange Commission (“SEC”).

We do not intend to update or revise publicly and undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to review any additional disclosures we make in our reports filed with the SEC.

ii

PART I

FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets
Cash	$225,000	$346,000
Accounts Receivable, Net of Allowance for Credit Losses of $321,000 and $344,000	8,035,000	7,892,000
Inventory	29,359,000	29,851,000
Prepaid Expenses and Other Current Assets	345,000	297,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	37,000	37,000
Total Current Assets	38,297,000	38,719,000

Property and Equipment, Net	8,031,000	8,048,000
Finance Lease Right-of-Use Assets	932,000	970,000
Operating Lease Right-of-Use Assets	1,704,000	1,866,000
Deferred Financing Costs, Net, Deposits and Other Assets	1,298,000	1,112,000

TOTAL ASSETS	$50,262,000	$50,715,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$16,309,000	$16,036,000
Accounts Payable and Accrued Expenses	6,275,000	6,091,000
Operating Lease Liabilities	907,000	880,000
Deferred Gain on Sale – Leaseback	38,000	38,000
Customer Deposits	3,158,000	3,557,000
Total Current Liabilities	26,687,000	26,602,000

Long Term Liabilities
Debt	1,465,000	1,112,000
Subordinated Notes - Related Party	6,162,000	6,162,000
Operating Lease Liabilities	1,345,000	1,582,000
Deferred Gain on Sale – Leaseback	57,000	67,000
TOTAL LIABILITIES	35,716,000	35,525,000

Commitments and Contingencies (see Note 7)
Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2024 and December 31, 2023.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,315,368 and 3,303,045 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,000	3,000
Additional Paid-In Capital	82,990,000	82,928,000
Accumulated Deficit	(68,447,000)	(67,741,000)
TOTAL STOCKHOLDERS’ EQUITY	14,546,000	15,190,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,262,000	$50,715,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2024	2023

Net Sales	$14,061,000	$12,549,000

Cost of Sales	12,155,000	10,669,000

Gross Profit	1,906,000	1,880,000

Operating Expenses	2,165,000	2,038,000

Loss from Operations	(259,000)	(158,000)

Interest Expense	(344,000)	(358,000)

Interest Expense - Related Parties	(118,000)	(118,000)

Other Income, Net	15,000	16,000

Loss before Income Taxes	(706,000)	(618,000)

Provision for Income Taxes	-	-

Net Loss	$(706,000)	$(618,000)

Loss per share - Basic and diluted	$(0.21)	$(0.19)

Weighted Average Shares Outstanding - Basic and diluted	3,314,420	3,258,478

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Changes in Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2024	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000
Common Stock issued to directors	12,323	-	38,000	-	38,000
Stock-Based Compensation	-	-	24,000	-	24,000
Net Loss	-	-	-	(706,000)	(706,000)
Balance, March 31, 2024	3,315,368	$3,000	$82,990,000	$(68,447,000)	$14,546,000

Balance, January 1, 2023	3,247,930	$3,000	$82,446,000	$(65,610,000)	16,839,000
Common Stock issued to directors	11,430	-	54,000	-	54,000
Stock-Based Compensation	-	-	45,000	-	45,000
Net Loss	-	-	-	(618,000)	(618,000)
Balance, March 31, 2023	3,259,360	$3,000	$82,545,000	$(66,228,000)	$16,320,000

See notes to accompanying condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(706,000)	$(618,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	527,000	604,000
Stock-based compensation	62,000	99,000
Amortization of Finance Lease Right-of-Use Assets	38,000	13,000
Amortization of Operating Lease Right-of-Use Assets	162,000	146,000
Deferred gain on sale-leaseback	(10,000)	(10,000)
Allowance for credit losses	(23,000)	4,000
Allowance for inventory reserve	259,000	(50,000)
Amortization of deferred financing costs	17,000	17,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(120,000)	2,206,000
Inventory	233,000	(573,000)
Prepaid expenses and other current assets	(48,000)	19,000
Prepaid taxes	-	(1,000)
Deposits and other assets	(198,000)	(105,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	184,000	146,000
Operating lease liabilities	(210,000)	(186,000)
Customer deposits	(399,000)	(273,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(232,000)	1,438,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(111,000)	(973,000)
NET CASH USED IN INVESTING ACTIVITIES	(111,000)	(973,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	501,000	(132,000)
Proceeds from term loan - Current Credit Facility	-	740,000
Payments of term loan - Current Credit Facility	(236,000)	(208,000)
Payments of finance lease obligations	(41,000)	(20,000)
Payments of loan payable - financed asset	(2,000)	(1,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	222,000	379,000

NET (DECREASE) INCREASE IN CASH	(121,000)	844,000
CASH AT BEGINNING OF PERIOD	346,000	281,000
CASH AT END OF PERIOD	$225,000	$1,125,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31,

(Unaudited)

	2024	2023

Supplemental cash flow information
Cash paid during the year for interest	$456,000	$476,000

Supplemental disclosure of non-cash investing and financing activities:
Financing from Solar Credit Facility directly to contractor	$399,000	$-

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”).  The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”) (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 15, 2024, from which the accompanying condensed consolidated balance sheet dated December 31, 2023 was derived.

Going Concern and Management’s Plan

At each reporting period, management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company is required to make certain additional disclosures if management concludes substantial doubt exists about the Company’s ability to continue as a going concern provided that such doubt is not alleviated by the Company’s plans or when the Company’s plans do not alleviate substantial doubt about its ability to continue as a going concern. This evaluation entails analyzing prospective operating budgets and forecasts for expectations regarding cash needs and comparing those needs to the current cash balance and expectations regarding cash to be generated over the following year.

For the three months ended March 31, 2024, the Company used $232,000 of cash for operating activities, compared to generating $1,438,000 for the same period in 2023. The debt under the Current Credit Facility amounted to approximately $16,119,000, reflecting an increase of $265,000 since December 31, 2023. Although the Company made $236,000 in required payments pursuant to the Current Credit Facility, as of the date of this filing, it failed to meet or obtain a waiver for maintaining the required Fixed Charge Coverage Ratio of 1.10x for the six months cumulative period ending March 31, 2024. As of March 31, 2024, total outstanding debt was $23,936,000, with the nature and terms of such debt further discussed in Note 5. Debt.

Management’s plans expect net sales to increase in fiscal 2024 as compared to fiscal 2023 with increasing amounts into fiscal 2025 and thereafter. The Company believes that these plans are supported by the Company’s existing backlog, which increased from $98.1 million as of December 31, 2023 to $99.3 million at March 31, 2024. Further, it anticipates receiving additional funded orders during 2024 and 2025 pursuant to Long-Term Agreements (“LTA”) agreements from its key customers as well as from new customers. With this visibility, the Company expects that it will generate sufficient cash flow to make required principal payments (exclusive of any potential debt payment acceleration should the lender under the Current Credit Facility choose to exercise it) pursuant to the Current Credit Facility of approximately $944,000 over the next twelve months. Additionally, the Company is working with its existing lender to obtain adjusted or new financing that better meets the Company’s operating requirements and strategic goals.

Although the Company has begun discussions to obtain a waiver of the requirement to meet the Fixed Coverage Charge Ratio at March 31, 2024, it is reasonably possible that it will not be granted. Even if such waiver is granted, the Company may fail to achieve the Fixed Charge Coverage Ratio in the future or otherwise fail to meet covenants in the Current Credit Facility. Therefore, the Company classified the term loan that expires on December 30, 2025 in the amount of $4,814,000 and $5,045,000 as current as of March 31, 2024 and December 31, 2023, respectively, in accordance with the guidance in Accounting Standards Codification (“ASC”) 470-10-45, “Debt – Other Presentation Matters”, related to the classification of callable debt. The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. If it were to default under the Current Credit Facility, the Company’s lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility, the Company would lack the funds to continue operations. The rights granted to the lender under the Current Credit Facility combined with the reasonable possibility that the Company might fail to meet covenants in the future raise substantial doubt about its ability to continue as a going concern for the one year commencing as of the date of filing these interim condensed consolidated financial statements.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for credit losses based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions and other relevant factors, including specific reserves for certain accounts. Accounts receivable are written off when deemed uncollectible.  Bad debt expenses are recorded in operating expenses on the condensed consolidated statements of operations.

The activity for the allowance for credit losses during the three months ended March 31, 2024 and 2023 is set forth in the table below:

		Charged
	Balance at Beginning of	to Costs and	Deductions from	Balance at End of
	Period	Expenses	Reserves	Period
Three Months ended March 31, 2024 Allowance for Credit Losses	$344,000	$26,000	$(49,000)	$321,000
Three Months ended March 31, 2023 Allowance for Credit Losses	$281,000	$4,000	$-	$285,000

Inventory Valuation

The Company values inventory at the lower of cost or an estimated net realizable value. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value.

Inventories consist of the following at:

	March 31,	December 31,
	2024	2023

Raw Materials	$5,390,000	$5,213,000
Work In Progress	13,164,000	13,502,000
Semi - Finished Goods	12,468,000	12,590,000
Final - Finished Goods	1,839,000	1,789,000
Reserve	(3,502,000)	(3,243,000)
Total Inventory	$29,359,000	$29,851,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales in either the three months ended March 31, 2024 or 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (a)	30.7%	22.8%
Lockheed Martin	25.9%	24.3%
Northrop	11.0%	3.7%
Ruag	4.2%	10.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable at either March 31, 2024 or December 31, 2023 are shown below:

	Percentage of Net Receivables
	March 31,	December 31,
Customer	2024	2023

RTX (a)	52.6%	45.5%
Boeing	0.0%	16.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended March 31, 2024 and 2023:

Product	March 31, 2024	March 31, 2023

Military	$10,385,000	$10,032,000
Commercial	3,676,000	2,517,000

Total	$14,061,000	$12,549,000

Cash

During the period ended March 31, 2024, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

Major Suppliers

The Company utilizes sole-source suppliers to supply raw materials or other parts used in production. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, the Company’s business would be severely harmed.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon the shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At March 31, 2024 and December 31, 2023, customer deposits were $3,158,000 and $3,557,000 respectively. The Company recognized revenue of $399,000 during the three months ended March 31, 2024 that was included in customer deposits balance as of December 31, 2023.The Company recognized revenue of $273,000 during the three months ended March 31, 2023, that was included in the customer deposits balance as of December 31, 2022.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of March 31, 2024, backlog relating to remaining performance obligations on contracts was approximately $99.3 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four-months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not included in our backlog.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company expects to collect the receivable in the next twelve months. Contract costs receivable were $296,000 at both March 31, 2024 and December 31, 2023.

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Stock Options	234,750	302,550
Warrants	-	28,000
	234,750	330,550

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Stock Options	189,260	-
Convertible notes payable	405,800	405,800
	595,060	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $24,000 and $45,000 for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense for directors amounted to $38,000 and $54,000 for the three months ended March 31, 2024 and 2023, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023

Land	$300,000	$300,000
Buildings and Improvements	2,605,000	2,206,000	31.5 years
Machinery and Equipment	24,509,000	24,552,000	5 - 8 years
Tools and Instruments	14,368,000	14,314,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	299,000	299,000	5 - 8 years
Leasehold Improvements	1,125,000	1,025,000	Term of lease
Computers and Software	605,000	605,000	4 - 6 years
Total Property and Equipment	44,077,000	43,567,000
Less: Accumulated Depreciation	(36,046,000)	(35,519,000)
Property and Equipment, net	$8,031,000	$8,048,000

Depreciation expense for the three months ended March 31, 2024 and 2023 was approximately $527,000 and $604,000, respectively. Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Operating lease cost:	$321,000	$271,000
Total lease cost	$321,000	$271,000

Other Information
Cash paid for amounts included in the measurement lease liability:	265,000	249,000
Operating cash flow from operating leases	$265,000	$249,000

	March 31,	December 31,
	2024	2023
Weighted Average Remaining Lease Term - in years	2.44	2.66
Weighted Average discount rate - %	9.14%	9.10%

The aggregate undiscounted cash flows of operating lease payments as of March 31, 2024, with remaining terms greater than one year are as follows:

Amount
December 31, 2024 (remainder of year)	$805,000
December 31, 2025	992,000
December 31, 2026	729,000
Total future minimum lease payments	2,526,000
Less: discount	(274,000)
Total operating lease maturities	2,252,000
Less: current portion of operating lease liabilities	(907,000)
Total long term portion of operating lease maturities	$1,345,000

Note 5. DEBT

Total debt outstanding as of March 31, 2024 is $23,936,000 and was $23,310,000 at December 31, 2023.

Indebtedness to third parties consists of the following:

	March 31,	December 31,
	2024	2023

Current Credit Facility - Revolver	$11,305,000	$10,804,000
Current Credit Facility - Term Loan	4,814,000	5,045,000
Solar Credit Facility	792,000	393,000
Finance lease obligations	843,000	884,000
Loans Payable - financed assets	20,000	22,000
Subtotal	17,774,000	17,148,000
Less: Current portion	(16,309,000)	(16,036,000)
Long-Term Portion	$1,465,000	$1,112,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on December 30, 2025. This facility, which was entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), a $5,000,000 term loan (“Term Loan”) and a $2,000,000 capital expenditure line of credit, which as it is drawn upon is added to the balance of the Term Loan. The loan is secured by a lien on substantially all of the assets of the Company.

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

As of March 31, 2024, there is $11,305,000 outstanding under the Revolving Line of Credit and $4,814,000 under the Term Loan, inclusive of amounts drawn under the Equipment Line of Credit. Additionally, there was $383,000 remaining available under the Equipment Line of Credit.

As discussed in Note 1, the Company was not in compliance with a required covenant as of March 31, 2024. There is no assurance that the Company will be able obtain a waiver of its failure to meet this covenant or will be able to meet its financial covenants in one of the upcoming fiscal quarters over the next twelve months, therefore, in accordance with the guidance in ASC 470-10-45, related to the classification of callable debt, the entire term loan has been classified as short term as of March 31, 2024.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2024 (remainder of year)	$709,000
December 31, 2025	4,143,000
Term Loan payable	4,852,000
Less: debt issuance costs	(38,000)
Total Term Loan payable, net of debt issuance costs	4,814,000
Less: Current portion of Term Loan payable	(4,814,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $321,000 and $332,000 for the three months ended March 31, 2024 and 2023, respectively. Interest expense includes the amortization of deferred finance costs of $17,000 and $17,000 for the three months ending March 31, 2024 and 2023, respectively.

The below summarizes various terms of the Current Credit Facility (all of which are described in full in various SEC filings):

●	The Company is required to maintain a defined Fixed Charge Coverage Ratio at the end of each Fiscal Quarter on a rolling basis. As of March 31, 2024, the Company achieved a Fixed Charge Coverage Ratio of 0.86 as compared to the 1.10x required, for the six months cumulative period ending March 31, 2024.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2023, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.85% and 7.04% for the three months ended March 31, 2024 and 2023, respectively.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral.

The below summarizes certain historical amendments to the Current Credit Facility

●	On August 4, 2023, the Company entered into a Fifth Amendment that waived a default caused by the failure by the Company to meet the required Fixed Charge Coverage Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Charge Ratio for the fiscal quarters ending June 30, 2023, and September 30, 2023, and increased the amount of purchase money secured debt (such as finance leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with this amendment, the Company paid an amendment fee of $10,000.

●	On November 20, 2023, the Company entered into a Sixth Amendment that waived defaults caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Fifth Amendment and because we purchased capital expenditures (as defined) in excess of permitted amounts. This amendment further revised the Fixed Charge Coverage Ratio by requiring it to be calculated on a rolling period basis and not be less than, (a) 1.10x (as calculated on a six-months basis) for the fiscal quarter ending March 31, 2024 (b) 1.20x (as calculated on a nine-months basis) for the fiscal quarter ending June 30, 2024, and (iv) 1.25 (as calculated on a twelve-months basis) for all other fiscal quarters. This amendment also increased the Capital Expenditure limit to $2,500,000 in any fiscal year. In connection with these changes, the Company paid an amendment of $20,000.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of March 31, 2024, subject to having the requisite collateral and the discretion of the lender, the Company has borrowing capacity of approximately $9,078,000 under the Revolving Loan (including $383,000 pursuant to the Capital Expenditure Line).

Solar Credit Facility

On August 16, 2023, the Company entered into a financing agreement (“Solar Credit Facility”) with Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. Advances are made by Green Bank upon its approval of costs incurred on the Project up to $934,553. As of March 31, 2024, cumulative advances totaling $792,157 had been made including the payment of Green Bank’s closing costs of $25,233. Interest accrues at the rate of 5% on advances and is capitalized and added to the outstanding principal of the loan. Upon project completion, the cumulative total of the advances and capitalized interest will convert to a 20-year level payment term loan with interest accruing at the rate of 5.75%. Semi-annual payments are projected to be approximately $41,000 inclusive of interest over the 20-year term. Interest expense related to the Solar Credit Facility amounted to approximately $7,000 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $843,000 and $884,000 as of March 31, 2024 and December 31, 2023, respectively. The leases have an average imputed interest rate of 7.31% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Finance Lease cost:
Amortization of ROU assets	$38,000	$13,000
Interest on lease liabilities	16,000	6,000
Total lease Costs	$54,000	$19,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$41,000	$20,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$-

	March 31,	December 31,
	2024	2023

Weighted Average Remaining Lease Term - in years	5.3	5.4
Weighted Average Discount rate - %	7.31%	7.31%

As of March 31, 2024, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2024 (remainder of year)	$168,000
December 31, 2025	224,000
December 31, 2026	199,000
December 31, 2027	124,000
December 31, 2028	124,000
Thereafter	176,000
Total future minimum finance lease payments	1,015,000
Less: imputed interest	(172,000)
Less: Current portion	(168,000)
Long-term portion	$675,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $20,000 and $22,000 as of March 31, 2024 and December 31, 2023, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2024 (remainder of year	$7,000
December 31, 2025	9,000
December 31, 2026	4,000
Loans Payable - financed assets	20,000
Less: Current portion	(9,000)
Long-term portion	$11,000

Related Party Indebtedness

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable (together referred to as “Related Party Notes”) with Michael and Robert Taglich which generated proceeds to the Company totaling $6,550,000. In connection with these notes, Michael and Robert were issued a total of 35,508 shares of common stock and Taglich Brothers Inc. was issued promissory notes totaling $554,000 for placement agency fees

The Related Party Notes outstanding as of the notes of March 31, 2024 and December 31, 2023 consist of:

	Michael Taglich,	Robert Taglich,	Taglich
	Chairman	Director	Brothers, Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Of the $6,162,000, approximately $2,732,000 bears an annual rate of interest of 6%, $2,080,000 bears an annual rate of 7% and $1,350,000 bears an annual interest rate of 12%. Interest expense for the three months ended March 31, 2024 and 2023 on all related party notes payable was $118,000 and $118,000, respectively.

Approximately $2,732,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $2,080,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. The remaining $1,350,000 is not convertible. There are no principal payments due prior to July 1, 2026.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on July 1, 2026. The Company is allowed, subject to certain limitation, to make principal payments of $250,000 to reduce the value of the outstanding Related Party Notes.

For the three months ended March 31, 2024 and 2023, no principal payments have been made on these notes.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuances of Securities

The Company issued 12,323 and 11,340 shares of common stock in payment of director fees totaling $38,000 and $54,000 for the three months ended March 31, 2024 and 2023, respectively.

During the second quarter of 2024, the Company issued 7,942 shares of common stock in payment of directors’ fees totaling $38,000.

During the second quarter of 2024, the Company issues 1,475 shares of common stock for the exercise of stock options.

Note 7. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s alleged violation of the terms of the subject sublease, specifically the failure to make the entire premises available by the Sublease commencement date. The validity of the action is extremely suspect in that the subject sublease had no specific commencement date and Contract Pharmacal ultimately received all the space. Discovery was conducted and the Plaintiff moved for summary judgement and to amend its complaint to add a new cause of action all of which the company opposed.  On July 8, 2021, the Court denied Contract Phamacal’s motion for summary judgement and to add an additional cause of action. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000 both of which benefit the Company. Following the Court’s decision, Contract Pharmacal filed a Motion to reargue its original motion which the Company again opposed.  The Court denied that motion on November 30, 2021 and then on March 10, 2022, Contract Pharmacal filed an appeal of the Court’s decision with the Appellate Division of the State of New York. Once again, the Company opposed that action.  The Company was again successful as the Appellate Division upheld the lower court’s denial of Contract Pharmacal’s motion for summary judgement and its motion to amend its Complaint.  Contract Pharmacal has now submitted a motion to the Appellate Division requesting leave to reargue the court’s denial of its original appeal.  The Company will oppose that motion to reargue.   The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously. We anticipate that due to this newest action by Contract Pharmacal nothing of consequence will happen over the next twelve months.

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

Note 8. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2024, and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report and our 2023 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Business Overview

We believe we are one of the leading manufacturers of precision components and assemblies for large aerospace and defense contractors. Our rich history dates to 1941, producing parts for World War II fighter aircraft. Since then, we have maintained an impeccable record with no known incidents of part failure leading to a fatal mission. We became a public company in 2005.

Our products include landing gear, flight controls, engine mounts and components for aircraft jet engines and ground turbines and other complex machines. The ultimate end-user for most of our products is the U.S. government, foreign governments, and commercial global airlines. Whether it is a small individual component for assembly by others or complete assemblies we manufacture ourselves, our high quality and extremely reliable products are used in mission critical operations that are essential for safety of military personnel and civilians.

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

Winning a new contract award is highly competitive. Our ability to win new contract awards generally requires us to deliver superior quality products, more quickly and with lower pricing than our competitors. Accordingly, we must continually invest in process improvements and capital equipment. Recent investments in new equipment have improved the productive capacity of our employees, increased our efficiency and speed, and expanded the size of products we can manufacture. We strategically operate two state-of-the-art manufacturing centers in the U.S. This allows for rigorous oversight of production and the adherence to stringent quality standards. Although there is currently a shortage of skilled workers, we maintain a highly trained and close knit team of over 180 professionals committed to driving excellence and precision in every aspect of our operations.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Fiscal 2023 marked a year of overall progress and positioning for growth. During the first quarter of 2024 and looking forward, our business strategy is geared towards achieving sustainable and profitable business growth. We are firmly focused on securing new contract awards, improving operations and successful execution. We are also working with our existing lender to obtain adjusted or new financing that better meets our operational requirements and strategic goals.

With total unfilled contract values amounting to $179.1 million (including our $99.3 million in backlog and all potential orders against LTA agreements previously awarded to us), as of March 31, 2024, we are confident in our ability to boost sales during the remainder of 2024, attain profitability and improve our financial position.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending March 31, 2024	2024 Percentage of Net Sales	Three Months Ending March 31, 2023	2023 Percentage of Net Sales	Change 2024 vs 2023	Percent Change 2024 vs 2023

Net sales	$14,061,000	100.0%	$12,549,000	100.0%	$1,512,000	12.05%
Cost of sales	12,155,000	86.4%	10,669,000	85.0%	1,486,000	13.93%
Gross profit	1,906,000	13.6%	1,880,000	15.0%	26,000	1.38%
Operating expenses	2,165,000	15.4%	2,038,000	16.2%	127,000	6.23%
Interest expense	462,000	3.3%	476,000	3.8%	(14,000)	-2.94%
Other income, net	15,000	0.1%	16,000	0.1%	(1,000)	-6.25%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net loss	$(706,000)	-5.0%	$(618,000)	-4.9%	$(88,000)	14.24%

Balance Sheet Data:

	March 31,	December 31,		Percent
	2024	2023	Change	Change

Cash	$225,100	$346,000	(120,900)	-34.94%
Working capital	$11,610,000	$12,117,000	(507,000)	-4.18%
Total assets	$50,262,000	$50,715,000	(453,000)	-0.89%
Total stockholders’ equity	$14,546,000	$15,190,000	(644,000)	-4.24%

Net Sales: Net sales for the three months ended March 31, 2024 were $14,061,000, an increase of $1,512,000, or 12.0%, compared with $12,549,000 that we achieved in the three months ended March 31, 2023. The period-over-period increase in net sales was primarily due to overall changes in the mix of products requested by customers, which are discussed further below.

The composition of customers that exceeded 10% of our net sales in either 2024 or 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (a)	30.7%	22.8%
Lockheed Martin	25.9%	24.3%
Northrop	11.0%	3.7%
RUAG	4.2%	10.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended March 31, 2024 and 2023 are shown below:

	Percentage of Net Sales
Platform or Program	2024	2023
F-18 Hornet	6.9%	18.0%
E2-D Hawkeye	23.3%	12.8%
UH-60 Black Hawk Helicopter	26.0%	13.9%
GTF	19.0%	11.2%
CH-53 Helicopter	2.1%	17.0%
F-35 Lightning II	5.0%	6.3%
F-15 Eagle Tactical Fighter	0.0%	6.0%
All other platforms	17.7%	14.8%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended March 31, 2024, was $1,906,000 as compared to $1,880,000 for the three months ended March 31, 2023. Our gross profit percentage for the three months ended March 31, 2024 decreased to 13.6% from the 15.0% for the three months ended March 31, 2023. The decrease in margin can be attributable to changes in the sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: Operating expenses was $2,165,000, for the three months ended March 31, 2024, an increase of $127,000, from $2,038,000 for the three months ended March 31, 2023. As a percentage of consolidated net sales, operating expenses decreased to 15.4%, compared to the 16.2% achieved during the three months ended March 31, 2023. The dollar increase was primarily driven by the increases in professional fees as well as costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $462,000 during the three months ended March 31, 2024, a decrease of $14,000 or 2.9% from $476,000 during the three months ended March 31, 2023. The decrease is primarily attributable to lower borrowing levels partially offset by an increase in the average interest rate on outstanding debt pursuant to our Current Credit Facility which increased to 7.85% in 2024 as compared to 7.04% in 2023.

Net Loss: Net loss for the three months ended March 31, 2024 was $706,000, compared to a net loss of $618,000 for the three months ended March 31, 2023, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $16,119,000 (consisting of a Revolving Loan of $11,305,000 and a Term Loan in the amount of $4,814,000). This debt matures on December 30, 2025, and requires us to make monthly payments on the term loan of approximately $79,000 until the loan matures.

2)	Related Party Notes of approximately $6,162,000. This debt matures on July 1, 2026. Pursuant to the Current Credit Facility we are permitted to make principal payments against this debt in the amount of $250,000 per quarter, as long as certain conditions are met.

3)	Various equipment leases and contractual obligations related to our normal business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility

Under the terms of the Current Credit Facility, we are required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and leases expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. As of March 31, 2024, we achieved a Fixed Charge Coverage Ratio of 0.86 as compared to the 1.10x required, for the six months cumulative period ending March 31, 2024.

Although we have started discussions with our lender to receive a waiver with respect to our failure to meet the Fixed Charge Coverage Ratio at March 31, 2024, it is reasonably possible such waiver will not be granted. Even if such waiver is granted, we may fail to achieve the Fixed Charge Coverage Ratio in the future or otherwise fail to meet covenants in the Current Credit Facility. Therefore, we have classified the term loan that expires on December 30, 2025 as current as of March 31, 2024, in accordance with the guidance in ASC 470-10-45, “Debt – Other Presentation Matters”, related to the classification of callable debt. We are required to maintain a collection account with our lender into which substantially all of our cash receipts are remitted. If we were to default under our Current Credit Facility, our lender could choose to increase the rate of interest we pay or refuse to make loans under the revolving portion of the Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest we pay, it would adversely impact our operating results. If the lender were to cease making new loans under our revolving facility, we would lack the funds to continue our operations. The rights granted to our lender under the Current Credit Facility combined with the possibility that we might fail to meet covenants in the future raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the issuance of these condensed consolidated financial statements.

The following is a brief discussion of recent amendments to the Current Credit Facility (all of which have been filed with the SEC):

●	On August 4, 2023, we entered into a Fifth Amendment that waived a default caused by our failure to meet the required Fixed Coverage Charge Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Coverage Charge Ratio for the fiscal quarters ending June 30, 2023 and September 30, 2023 and increased the amount of purchase money secured debt (or finance leases) we are allowed to have outstanding at any time to $2,000,000. In connection with this amendment, we paid a fee of $10,000.

●	On November 20, 2023, we entered into a Sixth Amendment that waived defaults caused by the failure by us to achieve the Fixed Charge Coverage Ratio of the Fifth Amendment and because we purchased capital expenditures (as defined) in excess of permitted amounts. This amendment further revised the Fixed Charge Coverage Ratio by requiring it to be calculated on a rolling period basis and not be less than, (a) 1.10x (as calculated on a six-months basis) for the fiscal quarter ending March 31, 2024, (b) 1.20x (as calculated on a nine-months basis) for the fiscal quarter ending June 30, 2024, and (c) 1.25 (as calculated on a twelve-months basis) for all fiscal quarters beginning with September 30, 2024, until the Current Credit Facility expires. This amendment also increased our ability to make additional capital expenditures up to a limit of $2,000,000 in any fiscal year. In connection with this amendment, we paid a fee of $20,000.

Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, we believe we will be able to meet our financial obligations for the foreseeable future. However, if we are unable to obtain a waiver from our lender and they were to cease lending, we would not be able meet our financial obligations. As of March 31, 2024, we have borrowing capacity of approximately $9,078,000 under the Revolving Loan (including $383,000 pursuant to the Capital Expenditure Line).

In addition to required Term Loan payments of approximately $709,000 for the remainder of fiscal 2024, we may have to make additional payments. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2023, based on the calculation there was no Excess Cash Flow payment required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and funding working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our cash requirements. However, if we are unable to obtain a waiver from our lender and they were to cease lending we may not have sufficient liquidity to meet our cash requirements for the next twelve months from the date of issuance of our condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three months ended
	March 31,
	2024	2023

Cash provided by (used in)
Operating activities	$(232)	$1,438
Investing activities	(111)	(973)
Financing activities	222	379
Net (decrease) increase in cash	$(121)	$844

Cash (Used in) Provided by Operating Activities

For the three months ended March 31, 2024, we used $232,000 in operations as compared to cash flow generation of $1,438,000 for the three months ended March 31, 2023. The reduction was due primarily to the net loss and the use of a portion of customer deposits which had been advanced in 2023 for the procurement of long lead time raw materials expected to be utilized during 2024.

For the three months ended March 31, 2023, we generated $1,438,000 in operations as compared to cash generation of $1,285,000 for the three months ended March 31, 2022. The increase was mainly attributable to the decrease in accounts receivable off set by an increase in inventory.

Cash Used in Investing Activities

During our most recent quarter, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $111,000 and $973,000, during the three months ended March 31, 2024 and 2023, respectively, was for new property and equipment. Investments in 2024 and 2023 increased our production efficiency and speed, while enabling us to maintain closer tolerances. They also expanded the size of products we can manufacture.

During fiscal 2024, we expect to continue to make strategic investments in capital equipment to enhance our competitiveness. We expect to invest approximately $2,000,000 during the remainder of 2024 for new or upgraded equipment.

Cash Provided by Financing Activities

For the three months ended March 31, 2024, cash provided by financing activities was $222,000. During this period, we increased borrowings under our Current Credit Facility by $265,000 (consisting of net increase in Revolving Loan borrowings of $501,000 and a net decrease of $236,000 against the Term Loan). We also made payments of $41,000 pursuant to financing lease obligations and $2,000 on a loan payable.

For the three months ended March 31, 2023, cash provided by financing activities was $379,000. During this period, we increased borrowings under our Current Credit Facility by $400,000 (consisting of a net decrease in Revolving Loan borrowings of $132,000, and a net increase of $532,000 in the Term Loan. We also made payments of $20,000 pursuant to financing lease obligations and $1,000 on a loan payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

There have been no material changes to the Company’s critical accounting estimates as compared to the estimates described in the 2023 Annual Report which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements.

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

In connection with their review of our internal controls over financial reporting for the three months ended March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of March 31, 2024. As reported in our 2023 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2023, our management identified a material weakness in our internal controls over financial reporting related to our IT systems which have yet to be remediated.  During fiscal 2023, we implemented new controls and procedures to eliminate this weakness but have not yet had sufficient time to test their effectiveness. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

During 2024, the Company is continuing to test such controls and procedures designed to remediate the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

Except for the ongoing changes described above intended to remediate the material weakness with respect to our IT System, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our 2023 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Dated: May 15, 2024

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)