Form 10-Q
period 2024-09-30
AIR INDUSTRIES GROUP
filed 2024-11-14
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

or

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

There were 3,358,119 shares of the registrant’s common stock outstanding as of November 12, 2024.

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets
Cash	$186,000	$346,000
Accounts Receivable, Net of Allowance for Credit Losses of $237,000 and $344,000	7,259,000	7,892,000
Inventory	30,509,000	29,851,000
Prepaid Expenses and Other Current Assets	314,000	297,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	55,000	37,000
Total Current Assets	38,619,000	38,719,000

Property and Equipment, Net	8,521,000	8,048,000
Finance Lease Right-Of-Use-Assets	1,161,000	970,000
Operating Lease Right-Of-Use-Assets	1,366,000	1,866,000
Deferred Financing Costs, Net, Deposits and Other Assets	698,000	1,112,000

TOTAL ASSETS	$50,365,000	$50,715,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$17,066,000	$16,036,000
Accounts Payable and Accrued Expenses	7,101,000	6,091,000
Operating Lease Liabilities	890,000	880,000
Deferred Gain on Sale - Leaseback	38,000	38,000
Customer Deposits	1,717,000	3,557,000
Total Current Liabilities	26,812,000	26,602,000

Long Term Liabilities
Debt	1,748,000	1,112,000
Subordinated Notes - Related Party	6,162,000	6,162,000
Operating Lease Liabilities	925,000	1,582,000
Deferred Gain on Sale - Leaseback	38,000	67,000
TOTAL LIABILITIES	35,685,000	35,525,000

Commitments and Contingencies (see Note 8)

Stockholders’ Equity
Preferred Stock - par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2024 and December 31, 2023.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,350,791 and 3,303,045 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,000	3,000
Additional Paid-In Capital	83,230,000	82,928,000
Accumulated Deficit	(68,553,000)	(67,741,000)
TOTAL STOCKHOLDERS’ EQUITY	14,680,000	15,190,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,365,000	$50,715,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Sales	$12,555,000	$12,293,000	$40,188,000	$38,047,000

Cost of Sales	10,614,000	11,065,000	33,697,000	32,769,000

Gross Profit	1,941,000	1,228,000	6,491,000	5,278,000

Operating Expenses	1,874,000	2,024,000	5,931,000	6,160,000

Income (Loss) from Operations	67,000	(796,000)	560,000	(882,000)

Interest Expense	(364,000)	(398,000)	(1,064,000)	(1,118,000)

Interest Expense - Related Parties	(118,000)	(118,000)	(354,000)	(354,000)

Other Income, Net	11,000	13,000	46,000	42,000

Loss before Income Taxes	(404,000)	(1,299,000)	(812,000)	(2,312,000)

Provision for Income Taxes	-	-	-	-

Net Loss	$(404,000)	$(1,299,000)	$(812,000)	$(2,312,000)

Loss per share - Basic	$(0.12)	$(0.40)	$(0.24)	$(0.71)

Loss per share - Diluted	$(0.12)	$(0.40)	$(0.24)	$(0.71)

Weighted Average Shares Outstanding - Basic	3,338,705	3,286,682	3,326,245	3,270,399
Weighted Average Shares Outstanding - Diluted	3,338,705	3,286,682	3,326,245	3,270,399

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2024	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000
Common Stock issued to directors	12,323	-	38,000	-	38,000
Stock-Based Compensation	-	-	24,000	-	24,000
Net Loss	-	-	-	(706,000)	(706,000)
Balance, March 31, 2024	3,315,368	$3,000	$82,990,000	$(68,447,000)	$14,546,000

Common Stock issued to directors	7,942	-	38,000	-	38,000
Stock-Based Compensation	-	-	12,000	-	12,000
Exercise of Stock Options	1,475	-	-	-	-
Net Income	-	-	-	298,000	298,000
Balance, June 30, 2024	3,324,785	$3,000	$83,040,000	$(68,149,000)	$14,894,000

Common Stock issued to directors	12,252		40,000		40,000
Stock-Based Compensation			150,000		150,000
Exercise of Stock Options	13,754				-
Net Loss				(404,000)	(404,000)
Balance, September 30, 2024	3,350,791	$3,000	$83,230,000	$(68,553,000)	$14,680,000

Balance, January 1, 2023	3,247,930	$3,000	$82,446,000	$(65,610,000)	16,839,000
Common Stock issued to directors	11,430	-	54,000	-	54,000
Stock-Based Compensation	-	-	45,000	-	45,000
Net Loss	-	-	-	(618,000)	(618,000)
Balance, March 31, 2023	3,259,360	$3,000	$82,545,000	$(66,228,000)	$16,320,000

Common Stock issued to directors	15,230	-	54,000	-	54,000
Stock-Based Compensation	-	-	187,000	-	187,000
Net Loss	-	-	-	(395,000)	(395,000)
Balance, June 30, 2023	3,274,590	$3,000	$82,786,000	$(66,623,000)	$16,166,000

Common Stock issued to directors	15,230	-	54,000	-	54,000
Stock-Based Compensation	-	-	28,000	-	28,000
Net Loss	-	-	-	(1,299,000)	(1,299,000)
Balance, September 30, 2023	3,289,820	$3,000	$82,868,000	$(67,922,000)	$14,949,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,
(Unaudited)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(812,000)	$(2,312,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,533,000	1,807,000
Stock-based compensation	302,000	422,000
Amortization of Finance Lease Right-of-Use Assets	128,000	46,000
Amortization of Operating Lease Right-of-Use Assets	500,000	449,000
Deferred gain on sale - leaseback	(29,000)	(29,000)
Gain on sale of equipment	(7,000)	-
Changes in allowance for credit losses	(106,000)	38,000
Amortization of deferred financing costs	51,000	51,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	739,000	4,224,000
Inventory	(658,000)	473,000
Prepaid expenses and other current assets	(17,000)	72,000
Prepaid taxes	(18,000)	-
Deposits and other assets	379,000	(20,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,010,000	(251,000)
Operating lease liabilities	(647,000)	(572,000)
Customer deposits	(1,840,000)	2,695,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	508,000	7,093,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,500,000)	(1,867,000)
Proceeds from sale of equipment	7,000	-
NET CASH USED IN INVESTING ACTIVITIES	(1,493,000)	(1,867,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	633,000	(4,908,000)
Proceeds from term loan - Current Credit Facility	1,006,000	740,000
Proceeds from term loan - CT Green Bank	-	393,000
Payments of term loan - Current Credit Facility	(665,000)	(876,000)
Payments of deferred financing costs	-	(25,000)
Payments of finance lease obligations	(143,000)	(84,000)
Payments of loan payable - financed asset	(6,000)	(7,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	825,000	(4,767,000)

NET (DECREASE) INCREASE IN CASH	(160,000)	459,000
CASH AT BEGINNING OF PERIOD	346,000	281,000
CASH AT END OF PERIOD	$186,000	$740,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2024	2023

Supplemental cash flow information
Cash paid during the nine month period for interest	$1,387,000	$1,472,000

Supplemental disclosure of non-cash investing and financing activities
Acquisition of financed lease asset	$319,000	$679,000
Financing from Solar Credit Facility directly to contractor	$506,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 15, 2024, from which the accompanying condensed consolidated balance sheet dated December 31, 2023 was derived.

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

For the nine months ended September 30, 2024, the Company generated $508,000 of cash from operating activities, compared to $7,093,000 for the same period in 2023. The debt under the Current Credit Facility as of September 30, 2024, amounted to approximately $16,838,000, reflecting an increase of $989,000 since December 31, 2023. The Company received a Waiver and entered into the Seventh Amendment to the Loan and Security Agreement under the Current Credit Facility on May 31, 2024. As of September 30, 2024, the Company is in compliance with the terms of the Current Credit Facility. See Note 5. Debt for the terms of the Seventh Amendment. As of September 30, 2024, total outstanding debt was $24,976,000, with the nature and terms of such debt further discussed in Note 5. Debt.

Management’s plans expect net sales to increase in fiscal 2024 as compared to fiscal 2023 with increasing amounts into fiscal 2025 and thereafter. The Company believes that these plans are supported by the Company’s existing backlog, which increased from $98.1 million as of December 31, 2023 to $105.2 million at September 30, 2024. Further, it anticipates receiving additional funded orders during 2024 and 2025 pursuant to Long-Term Agreements (“LTA”) agreements from its key customers as well as from new customers. With this visibility, the Company expects that it will generate sufficient cash flow to make required principal payments (exclusive of any potential debt payment acceleration should the lender under the Current Credit Facility choose to accelerate it) pursuant to the Current Credit Facility of approximately $814,000 over the next twelve months.

The Company obtained a waiver of the requirement to meet the Fixed Coverage Charge Ratio at March 31, 2024, and met its covenants as of both June 30 and September 30, 2024. Nevertheless, the Company may fail to achieve the required covenants in the future. Therefore, the Company classified the term loan that expires on December 30, 2025 in the amount of $5,401,000 and $5,045,000 as current as of September 30, 2024 and December 31, 2023, respectively, in accordance with the guidance in Accounting Standards Codification (“ASC”) 470-10-45, “Debt – Other Presentation Matters”, related to the classification of callable debt. The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. If it were to default under the Current Credit Facility, the Company’s lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility, the Company would lack the funds to continue operations. The rights granted to the lender under the Current Credit Facility combined with the reasonable possibility that the Company might fail to meet covenants in the future raise substantial doubt about its ability to continue as a going concern for the one year commencing as of the date of filing these interim condensed consolidated financial statements.

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

The activity for the allowance for credit losses during the nine months ended September 30, 2024 and 2023 is set forth in the table below

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Nine Months ended September 30, 2024 Allowance for Credit Losses	$344,000	$26,000	$(133,000)	$237,000
Nine Months ended September 30, 2023 Allowance for Credit Losses	$281,000	$67,000	$-	$348,000

Inventory Valuation

The Company values inventory at the lower of cost or an estimated net realizable value. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value.

Inventories consist of the following at:

	September 30,	December 31,
	2024	2023
Raw Materials	$6,497,000	$4,968,000
Work In Progress	13,514,000	12,798,000
Semi-Finished Goods	9,288,000	10,296,000
Final-Finished Goods	1,210,000	1,789,000
Total Inventory	$30,509,000	$29,851,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales for the three months ended September 30, 2024 and 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (a)	27.8%	20.1%
Lockheed	23.9%	31.9%
Northrop	18.3%	-
Boeing	-	18.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceeded 10% of net sales for the nine months ended September 30, 2024 and 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (a)	27.0%	26.6%
Lockheed	25.1%	24.7%
Northrop	19.9%	2.6%
Ruag	1.5%	10.9%
Boeing	0.3%	10.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable at September 30, 2024 and December 31, 2023 are shown below:

	Percentage of Net Receivables
	September 30,	December 31,
Customer	2024	2023
RTX (a)	43.5%	45.5%
Lockheed	13.9%	3.7%
Northrop	13.7%	8.2%
Boeing	-	16.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine month periods ending September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
Product	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Military	$7,968,000	$10,144,000	$28,272,000	$31,513,000
Commercial	4,587,000	2,149,000	11,916,000	6,534,000
Total	$12,555,000	$12,293,000	$40,188,000	$38,047,000

Cash

During the period ended September 30, 2024, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

At September 30, 2024 and December 31, 2023, customer deposits were $1,717,000 and $3,557,000 respectively. The Company recognized revenue of $544,000 and $1,840,000 during the three and nine months ended September 30, 2024, respectively, that was included in the customer deposits balance as of December 31, 2023. The Company recognized revenue of $147,000 and $461,000 during the three and nine months ended September 30, 2023, respectively, that was included in the customer deposits balance as of December 31, 2022.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of September 30, 2024, backlog relating to remaining performance obligations on contracts was approximately $105.2 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four-months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not included in backlog.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company expects to collect the receivable in the next twelve months. Contract costs receivable totals $296,000 at both September 30, 2024 and December 31, 2023.

Earnings (Loss) per share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For purposes of calculating diluted earnings (loss) per common share, the numerator includes net income (loss) plus interest on convertible notes payable assumed converted as of the first day of the period. The denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options, restricted units and warrants using the treasury stock method and convertible notes payable using the if-converted method.

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Stock Options	236,753	462,870	236,753	462,870
	236,753	462,870	236,753	462,870

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Stock Options	154,250	-	154,250	-
Restricted Stock Units	282,628	-	282,628	-
Convertible notes payable	405,800	405,800	405,800	405,800
	842,678	405,800	842,678	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $150,000 and $28,000 for the three months ended September 30, 2024 and 2023, respectively, and $186,000 and $260,000 for the nine months ended September 30, 2024 and 2023, respectively. Stock compensation expense for directors amounted to $40,000 and $54,000 for the three months ended September 30, 2024 and 2023, respectively, and $116,000 and $162,000 for the nine months ended September 30, 2024 and 2023, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In November 2023, Financial Accounting Standards Board (“FASB) issued Accounting Standards Updated (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023

Land	$300,000	$300,000
Buildings and Improvements	2,712,000	2,206,000	31.5 years
Machinery and Equipment	25,416,000	24,552,000	5 - 8 years
Tools and Instruments	14,805,000	14,314,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	299,000	299,000	5 - 8 years
Leasehold Improvements	1,126,000	1,025,000	Term of lease
Computers and Software	605,000	605,000	4 - 6 years
Total Property and Equipment	45,529,000	43,567,000
Less: Accumulated Depreciation	(37,008,000)	(35,519,000)
Property and Equipment, net	$8,521,000	$8,048,000

Depreciation expense for the three months ended September 30, 2024 and 2023 was $511,000 and $614,000, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1,533,000 and $1,807,000, respectively. Assets held under financed lease obligations are depreciated over the shorter of their related lease terms or their estimated productive lives.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to three years, some of which include options to extend or terminate the leases.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Operating lease cost:	$326,000	$295,000	$966,000	$839,000
Total lease cost	$326,000	$295,000	$966,000	$839,000

Other Information
Cash paid for amounts included in the measurement lease liability:	266,000	258,000	797,000	773,000
Operating cash flow from operating leases	$266,000	$258,000	$797,000	$773,000

	September 30,	December 31,
	2024	2023
Weighted Average Remaining Lease Term - in years	1.95	2.66
Weighted Average discount rate - %	9.27%	9.10%

The aggregate undiscounted cash flows of operating lease payments as of September 30, 2024, with remaining terms greater than one year are as follows:

Amount
December 31, 2024 (remainder of year)	$273,000
December 31, 2025	992,000
December 31, 2026	729,000
Total future minimum lease payments	1,994,000
Less: discount	(179,000)
Total operating lease maturities	1,815,000
Less: current portion of operating lease liabilities	(890,000)
Total long-term portion of operating lease maturities	$925,000

Note 5. DEBT

Total debt outstanding as of September 30, 2024 is $24,976,000 and was $23,310,000 at December 31, 2023.

Current credit facilities and finance lease obligations consist of the following:

	September 30,	December 31,
	2024	2023

Current Credit Facility - Revolver	$11,437,000	$10,804,000
Current Credit Facility - Term Loan	5,401,000	5,045,000
Solar Credit Facility	899,000	393,000
Finance lease obligations	1,061,000	884,000
Loans Payable - financed assets	16,000	22,000
Subtotal	18,814,000	17,148,000
Less: Current portion	(17,066,000)	(16,036,000)
Long-Term Portion	$1,748,000	$1,112,000

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

As discussed in Note 1, the Company was in compliance with a required covenant as of September 30, 2024. However, there is no assurance that the Company will be able to meet its financial covenants in one of the upcoming fiscal quarters over the next twelve months, therefore, in accordance with the guidance in ASC 470-10-45, related to the classification of callable debt, the entire term loan has been classified as short term as of September 30, 2024.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2024 (remainder of year)	$203,000
December 31, 2025	5,225,000
Term Loan payable	5,428,000
Less: debt issuance costs	(27,000)
Total Term Loan payable, net of debt issuance costs	5,401,000
Less: Current portion of Term Loan payable	(5,401,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $332,000 and $380,000 for the three months ended September 30, 2024 and 2023, respectively, and $980,000 and $1,084,000 for the nine months ended September 30, 2024 and 2023, respectively. Interest expense includes the amortization of deferred finance costs of $17,000 and $17,000 for the three months ending September 30, 2024 and 2023, respectively, and $51,000 and $51,000 for the nine months ending September 30, 2024 and 2023, respectively.

The below summarizes various terms of the Current Credit Facility (all of which are described in full in various SEC filings):

●	The Company is required to achieve a defined EBITDA amount at the end of each Fiscal Quarter on a rolling basis. As of September 30, 2024, the Company achieved an EBITDA of $2,620,000 as compared to $1,500,000 that was required for the cumulative nine months period ending September 30, 2024.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2023, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.78% for both the three months ended September 30, 2024 and 2023, and 7.83% and 7.44% for the nine months ended September 30, 2024 and 2023, respectively.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral.

The below summarizes certain historical amendments to the Current Credit Facility

●	On August 4, 2023, the Company entered into a Fifth Amendment that waived a default caused by the failure by the Company to meet the required Fixed Charge Coverage Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Charge Ratio for the fiscal quarters ending June 30, 2023, and September 30, 2023, and increased the amount of purchase money secured debt (such as finance leases) the Company is allowed to have outstanding at any time to $2,000,000. In connection with this amendment, the Company paid an amendment fee of $10,000.

●	On November 20, 2023, the Company entered into a Sixth Amendment that waived defaults caused by the Company’s failure to achieve the required Fixed Charge Coverage Ratio of the Fifth Amendment and because we made capital expenditures (as defined) in excess of permitted amounts. This amendment further revised the Fixed Charge Coverage Ratio by requiring it to be calculated on a rolling period basis and not be less than, (a)1.10x (as calculated on a six-months basis) for the fiscal quarter ending March 31, 2024 (b)1.20x (as calculated on a nine-months basis) for the fiscal quarter ending June 30, 2024, and (iv)1.25 (as calculated on a twelve-months basis) for all other fiscal quarters. This amendment also increased the Capital Expenditure limit to $2,500,000 in any fiscal year. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On May 31, 2024, the Company entered into a Seventh Amendment that waived the default caused by the Company’s failure to achieve the Fixed Charge Coverage Ratio required by the Sixth Amendment. This amendment further revised the Financial Covenants. For the six months ending June30, 2024 EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, the Company is required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of September 30, 2024, the amount outstanding under the Company’s Revolving Line of Credit was $11,437,000, leaving $8,563,000 of availability to support the Company’s growth, subject to having the requisite collateral and maintaining compliance with the terms of the Credit Facility.

Solar Credit Facility

On August 16, 2023, the Company entered into a financing agreement (“Solar Credit Facility”) with CT Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. Advances are made by CT Green Bank upon its approval of costs incurred on the Project up to $934,000. As of September 30, 2024, cumulative advances totaling $899,000 had been made including the payment of CT Green Bank’s closing costs of $25,000. Interest accrues at the rate of 5% on advances and is added to the loan upon conversion to a term loan.

On October 1, 2024, final disbursements were made on the financing arrangement in the amount of $35,000, bringing the cumulative advances to $934,000. The total cumulative advances along with the total accrued interest in the amount of $36,000 as of October 1, 2024 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment will be for interest only, subsequent semi-annual payments beginning with the payment due on January 1, 2026 will include both principal and interest. As of September 30, 2024, the amount classified as long term is $899,000 and the amount classified as current is $0.

Interest expense related to the Solar Credit Facility amounted to approximately $11,000 and $1,000 for the three months ended September 30, 2024 and 2023, respectively, and $30,000 and $1,000 for the nine months ended September 30, 2024 and 2023, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $1,061,000 and $884,000 as of September 30, 2024 and December 31, 2023, respectively. The leases have an average imputed interest rate of 7.44% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Finance Lease cost:
Amortization of Right-of-Use assets	$49,000	$21,000	$128,000	$46,000
Interest on lease liabilities	20,000	17,000	53,000	33,000
Total lease Costs	$69,000	$38,000	$181,000	$79,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$51,000	$39,000	$143,000	$84,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$679,000	$319,000	$679,000

	September 30,	December 31,
	2024	2023

Weighted Average Remaining Lease Term - in years	5.0	5.4
Weighted Average Discount rate - %	7.44%	7.31%

As of September 30, 2024, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2024 (remainder of year)	$73,000
December 31, 2025	291,000
December 31, 2026	266,000
December 31, 2027	190,000
December 31, 2028	190,000
Thereafter	264,000
Total future minimum finance lease payments	1,274,000
Less: imputed interest	(213,000)
Less: Current portion	(219,000)
Long-term portion	$842,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $16,000 and $22,000 as of September 30, 2024 and December 31, 2023, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the year ending	Amount
December 31, 2024 (remainder of year)	$3,000
December 31, 2025	9,000
December 31, 2026	4,000
Loans Payable - financed assets	16,000
Less: Current portion	(9,000)
Long-term portion	$7,000

Related Party Subordinated Notes Payable

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

The Related Party Notes outstanding as of the notes of September 30, 2024 and December 31, 2023 consist of:

	Michael Taglich, Chairman	Robert Taglich, Director	Taglich Brothers, Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Of the $6,162,000, approximately $2,732,000 bears an annual rate of interest of 6%, $2,080,000 bears an annual rate of 7% and $1,350,000 bears an annual interest rate of 12%. Interest expense for the three months ended September 30, 2024 and 2023 on all related party subordinated notes payable was $118,000 and $118,000, respectively, and $354,000 and $354,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on July 1, 2026. The Company is allowed, subject to certain limitation, to make principal payments of $250,000 to reduce the principal of the outstanding Related Party Subordinated Notes.

For the three and nine months ended September 30, 2024 and 2023, no principal payments have been made on these notes.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

The Company issued 12,252 and 15,230 shares of common stock in payment of director fees totaling $40,000 and $54,000 for the three months ended September 30, 2024 and 2023, respectively, and 32,517 and 41,890 shares totaling $116,000 and $162,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Company issued 13,754 and 15,229 shares, of common stock to net settle the exercise of stock options for three and nine months ended September 30, 2024, respectively. There were no issuances of common stock due to the exercise of stock options for the three and nine months ended September 30, 2023.

During the fourth quarter of 2024, the Company issued 7,328 shares of common stock in payment of directors’ fees totaling $39,000.

Note 7. STOCK OPTIONS AND RESTRICTED STOCK UNITS

Stock-Based Compensation

Stock Options

In September 2024, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be used under the plan by 300,000 shares, from 350,000 shares to 650,000 shares.

In September 2023, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be issued under the plan by 250,000 shares, from 100,000 shares to 350,000 shares. Additionally, this amendment to the 2022 Plan specified that the Company may grant Restricted Stock Units under the 2022 Plan.

During the three and nine months ended September 30, 2024, the Company granted options to purchase 80,000 shares of common stock to its directors. During the three and nine months ended September 30, 2023, the Company granted options to purchase 0 and 190,000 shares of common stock, respectively, to certain of its employees and directors.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $87,000 and $28,000 for the three months ended September 30, 2024 and 2023, respectively and $122,000 and $260,000 for the nine months ended September 30, 2024 and 2023, respectively in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the nine months ended September 30:

	2024	2023
Risk-free interest rates	3.80%	3.90%
Expected life (in years)	2.7	2.7
Expected volatility	63.6%	61.0%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$3.75	$3.46

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

A summary of the status of the Company’s stock options as of September 30, 2024 and December 31, 2023, and changes during the periods then ended are presented below.

	Options	Wtd. Avg. Exercise Price
Balance, January 1, 2023	303,050	$11.70
Granted during the period	189,620	3.46
Exercised during the period	-	-
Terminated/Expired during the period	(30,800)	13.60
Balance, December 31, 2023	461,870	$8.34
Granted during the period	80,000	3.75
Exercised during the period	(32,867)	3.45
Terminated/Expired during the period	(91,000)	9.84
Balance, September 30, 2024	418,003	$7.01

Exercisable at September 30, 2024	353,005	$7.63

Issuance of Stock Options

Issued in 2024

On August 13, 2024, the Company granted to its directors, stock options to purchase an aggregate of 80,000 shares of the Company’s common stock at a price of $3.75 per share. The options expire on the fifth anniversary of the grant date and vest over a term of one year.

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

The following table summarizes information about outstanding stock options at September 30, 2024:

Range of Exercise Price	Number Outstanding	Wtd. Avg, Life	Wtd. Avg. Exercise Price
$3.46 - $15.60	418,003	2.8 Years	$ 7.63

The following table summarizes information about outstanding stock options at December 31, 2023:

Range of Exercise Price	Number Exercisable	Wtd. Avg, Life	Wtd. Avg. Exercise Price
$3.46 - $15.60	461,870	2.9 Years	$ 8.34

As of September 30, 2024, there was $60,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 0.75 years.

The aggregate intrinsic value at September 30, 2024 was based on the Company’s closing stock price of $5.50 was $478,000. The aggregate intrinsic value at December 31, 2023 was based on the Company’s closing stock price of $3.25 was approximately $0. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

The weighted average fair value of options granted during the periods ending September 30, 2024 and 2023 was $3.75 and $3.46 per share, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was $87,500 and $0, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $98,000 and $0, respectively. The total fair value of shares vested during the three months ended September 30, 2024 and 2023 was $63,000 and $70,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $181,000 and $415,000, respectively.

Restricted Stock Units (“RSUs”)

During the three and nine months ended September 30, 2024 and 2023, the Company granted 282,628 and 0 RSUs to certain employees. These Restricted Stock Units vest solely on the passage of times and continued service through the vesting dates.

A summary of the status of the Company’s RSUs as of September 30, 2024 is presented below.

	Number of Units	Wtd. Avg. Grant Date Fair Value per Unit
Unvested units as of January 1, 2024	-	$-
Granted during the period	282,628	6.06
Vested during the period	-	-
Forfeited During the period	-	-
Unvested Units as of September 30, 2024	282,628	$6.06

Vested as of September 30, 2024	-	$-

The Company recorded stock-based compensation expense of $63,000 and $0 for the three and nine months ended September 30, 2024 and 2023, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

As of September 30, 2024, there was $1,649,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 2.5 years.

Note 8. COMMITMENTS AND CONTINGENCIES

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2024, and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Fiscal 2023 marked a year of overall progress and positioning for growth. During the first nine months of 2024 and looking forward, our business strategy is geared towards achieving sustainable and profitable business growth. We are firmly focused on securing new contract awards, improving operations and successful execution.

With total unfilled contract values amounting to $175.7 million (including our $105.2 million in backlog and all potential orders against LTA agreements previously awarded to us), as of September 30, 2024, we are confident in our ability to boost sales during the remainder of 2024, attain profitability and improve our financial position.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending September 30, 2024	2024 Percentage of Net Sales	Three Months Ending September 30, 2023	2023 Percentage of Net Sales	Change 2024 vs 2023	Percent Change 2024 vs 2023

Net sales	$12,555,000	100.0%	$12,293,000	100.0%	$262,000	2.1%
Cost of sales	10,614,000	84.5%	11,065,000	90.0%	(451,000)	-4.1%
Gross profit	1,941,000	15.5%	1,228,000	10.0%	713,000	58.1%
Operating expenses	1,874,000	14.9%	2,024,000	16.5%	(150,000)	-7.4%
Interest expense	482,000	3.8%	516,000	4.2%	(34,000)	-6.6%
Other income, net	11,000	0.1%	13,000	0.1%	(2,000)	-15.4%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%
Net loss	$(404,000)	-3.2%	$(1,299,000)	-10.6%	$895,000	-68.9%

	Nine Months Ending September 30, 2024	2024 Percentage of Net Sales	Nine Months Ending September 30, 2023	2023 Percentage of Net Sales	Change 2024 vs 2023	Percent Change 2024 vs 2023

Net sales	$40,188,000	100.0%	$38,047,000	100.0%	$2,141,000	5.6%
Cost of sales	33,697,000	83.8%	32,769,000	86.1%	928,000	2.8%
Gross profit	6,491,000	16.2%	5,278,000	13.9%	1,213,000	23.0%
Operating expenses	5,931,000	14.8%	6,160,000	16.2%	(229,000)	-3.7%
Interest expense	1,418,000	3.5%	1,472,000	3.9%	(54,000)	-3.7%
Other income, net	46,000	0.1%	42,000	0.1%	4,000	9.5%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%
Net loss	$(812,000)	-2.0%	$(2,312,000)	-6.1%	$1,500,000	-64.9%

Balance Sheet Data:

	September 30,	December 31,		Percent
	2024	2023	Change	Change

Cash	$186,000	$346,000	(160,000)	-46.2%
Working capital	$11,807,000	$12,117,000	(310,000)	-2.6%
Total assets	$50,365,000	$50,715,000	(350,000)	-0.7%
Total stockholders’ equity	$14,680,000	$15,190,000	(510,000)	-3.4%

Results of Operations for the three months ended September 30, 2024

Net Sales: Net sales for the three months ended September 30, 2024 were $12,555,000, an increase of $262,000, or 2.1%, compared with $12,293,000 that we achieved in the three months ended September 30, 2023. The period-over-period increase in net sales was primarily due to overall changes in the mix of products requested by customers, which are discussed further below.

The composition of customers that exceeded 10% of our net sales for 2024 and 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (a)	27.8%	20.1%
Lockheed	23.9%	31.9%
Northrop	18.3%	-
Boeing	-	18.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended September 30, 2024 and 2023 are shown below:

	Percentage of Net Sales
Platform or Program	2024	2023
GTF	27.2%	10.9%
E2-D Hawkeye	24.5%	9.6%
UH-60 Black Hawk Helicopter	21.2%	22.8%
CH-53 Helicopter	5.8%	6.5%
F-35 Lightning II	2.0%	3.5%
F-18 Hornet	1.5%	31.7%
All other platforms	17.8%	15.0%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended September 30, 2024, was $1,941,000 as compared to $1,228,000 for the three months ended September 30, 2023. Our gross profit percentage for the three months ended September 30, 2024 increased to 15.5% from the 10.0% for the three months ended September 30, 2023. The increase in margin can be attributable to changes in the sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: Operating expenses was $1,874,000, for the three months ended September 30, 2024, a decrease of $150,000, from $2,024,000 for the three months ended September 30, 2023. As a percentage of consolidated net sales, operating expenses decreased to 14.9%, compared to the 16.5% achieved during the three months ended September 30, 2023. The dollar decrease was primarily driven by reductions in stock compensation expense and our allowance for credit loss, offset by increases in costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $482,000 during the three months ended September 30, 2024, a decrease of $34,000 or 6.6% from $516,000 during the three months ended September 30, 2023. The decrease is primarily attributable to lower borrowing levels during a portion of the period.

Net Loss: Net loss for the three months ended September 30, 2024 was $404,000, compared to a net loss of $1,299,000 for the three months ended September 30, 2023, for the reasons discussed above.

Results of Operations for the nine months ended September 30, 2024

Net Sales: Consolidated net sales for the nine months ended September 30, 2024 were $40,188,000, an increase of $2,141,000, or 5.6%, compared with $38,047,000 that we achieved in the nine months ended September 30, 2023. The period-over-period increase in net sales was primarily due to overall changes in the mix of products requested by customers, which are discussed further below.

The composition of customers that exceeded 10% of our net sales for 2024 and 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (a)	27.0%	26.6%
Lockheed	25.1%	24.7%
Northrop	19.9%	2.6%
Ruag	1.5%	10.9%
Boeing	0.3%	10.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the nine months ended September 30, 2024 and 2023 are shown below:

	Percentage of Net Sales
Platform or Program	2024	2023
E2-D Hawkeye	26.9%	18.0%
UH-60 Black Hawk Helicopter	22.0%	17.1%
GTF	22.0%	9.3%
CH-53 Helicopter	4.4%	8.9%
F-35 Lightning II	3.3%	4.4%
F-18 Hornet	3.3%	24.5%
All other platforms	18.1%	17.8%
Total	100.0%	100.0%

Gross Profit: Gross profit for the nine months ended September 30, 2024, was $6,491,000 as compared to $5,278,000 for the nine months ended September 30, 2023. Our gross profit percentage for the nine months ended September 30, 2024 increased to 16.2% from the 13.9% for the nine months ended September 30, 2023. The increase in margin can be attributable to changes in sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: Operating expenses were $5,931,000, for the nine months ended September 30, 2024, a decrease of $229,000, from $6,160,000 for the nine months ended September 30, 2023. As a percentage of consolidated net sales, operating expenses decreased to 14.8%, compared to the 16.2% incurred during the nine months ended September 30, 2023. The dollar decrease was primarily driven by reductions in stock compensation expense and our allowance for credit loss, offset by costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $1,418,000 during the nine months ended September 30, 2024, a decrease of $54,000 or 3.7% from $1,472,000 during the nine months ended September 30, 2023. The decrease is primarily attributable to lower borrowing levels during a portion of the period, partially offset by an increase in the average interest rate on outstanding debt pursuant to our Current Credit Facility which increased to 7.83% in 2024 as compared to 7.44% in 2023.

Net Loss: Net Loss for the nine months ended September 30, 2024 was $812,000, compared to a net loss of $2,312,000 for the nine months ended September 30, 2023, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $16,838,000 (consisting of a Revolving Loan of $11,437,000 and a Term Loan of $5,401,000). This debt matures on December 30, 2025, and requires us to make monthly payments on the term loan of approximately $68,000 until the loan matures.

2)	Related Party Notes of approximately $6,162,000. This debt matures on July 1, 2026. Pursuant to the Current Credit Facility we are permitted to make principal payments against this debt in the amount of $250,000 per quarter, as long as certain conditions are met.

3)	Various equipment leases and contractual obligations related to our business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

Under the terms of the Current Credit Facility, as amended, we are required to achieve EBITDA (as defined in the Current Credit Facility) at the end of each Fiscal Quarter on a rolling basis, for the Fiscal Quarters ending September 30, 2024 and December 31, 2024. Beginning with the Fiscal Quarter ending March 31, 2025 we are required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. For the nine months cumulative period ending September 30, 2024, we achieved an EBITDA of $2,620,000 as compared to the $1,500,000.

We obtained a waiver of the requirement to meet the Fixed Charge Coverage Ratio at March 31, 2024, and met the financial covenants as of both June 30, 2024 and September 30, 2024. Nevertheless, we may fail to achieve the required covenants in the future. Therefore, we have classified the term loan that expires on December 30, 2025 as current as of September 30, 2024, in accordance with the guidance in ASC 470-10-45, “Debt – Other Presentation Matters”, related to the classification of callable debt. We are required to maintain a collection account with our lender into which substantially all of our cash receipts are remitted. If we were to default under our Current Credit Facility, our lender could choose to increase the rate of interest we pay or refuse to make loans under the revolving portion of the Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest we pay, it would adversely impact our operating results. If the lender were to cease making new loans under our revolving facility, we would lack the funds to continue our operations. The rights granted to our lender under the Current Credit Facility combined with the possibility that we might fail to meet covenants in the future raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the issuance of these condensed consolidated financial statements.

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

In addition to required Term Loan payments of approximately $204,000 for the remainder of fiscal 2024, we may have to make additional payments. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2023, based on the calculation there was no Excess Cash Flow payment required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, based on our current revenue visibility and the strength of our backlog, we believe we have sufficient liquidity to meet our financial obligations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in this Quarterly Report. However, if we were to default under our Current Credit Facility and were unable to obtain a waiver from our lender and it was to cease lending we would not be able to meet our financial obligations. As of September 30, 2024, the amount outstanding under our Revolving Line of Credit was $11,437,000, leaving $8,563,000 of availability to support our growth, subject to having the requisite collateral and maintaining compliance with the terms of the Credit Facility.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine months ended
	September 30,
	2024	2023

Cash provided by (used in)
Operating activities	$508	$7,093
Investing activities	(1,493)	(1,867)
Financing activities	825	(4,767)
Net (decrease) increase in cash	$(160)	$459

Cash Provided by Operating Activities

For the nine months ended September 30, 2024, we generated $508,000 of cash flows from operations as compared to $7,093,000 for the nine months ended September 30, 2023. The reduction was due primarily to the use of a portion of customer deposits which had been advanced in 2023 for the procurement of long lead time raw materials expected to be utilized during 2024.

For the nine months ended September 30, 2023, we generated cash of $7,093,000 from operations which was mainly attributable to a substantial decrease in accounts receivable and an increase in customer deposits.

Cash Used in Investing Activities

During the first nine months of 2024, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $1,493,000 and $1,867,000, during the nine months ended September 30, 2024 and 2023, respectively, was for new property and equipment. Investments in 2024 and 2023 increased our production efficiency and speed, while enabling us to maintain closer tolerances. They also expanded the size of products we can manufacture.

During fiscal 2024, we expect to continue to make strategic investments in capital equipment to enhance our competitiveness. We expect to invest approximately an additional $750,000 during the remainder of 2024 for new or upgraded equipment.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2024, cash provided by financing activities was $825,000. During this period, we increased borrowings under our Current Credit Facility by $974,000 (consisting of a net increase in Revolving Loan borrowings of $633,000 and a net increase in our Term Loan of $341,000). We also made payments of $143,000 pursuant to financing lease obligations and $6,000 on a loan payable.

For the nine months ended September 30, 2023, cash used in financing activities was $4,767,000. During this period, we decreased our borrowings under our Current Credit Facility by $5,784,000 (consisting of a net decrease in Revolving Loan borrowings of $ $4,908,000, and a net decrease of $876,000 in the Term Loan).We also made payments of $84,000 pursuant to financing lease obligations and $7,000 on a loan payable. Additionally, there were advances totaling $393,000 taken on our financing agreement from CT Green Bank.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

 In connection with their review of our internal controls over financial reporting as of the end of the nine months ended September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls over financial reporting were not effective as of September 30, 2024. As reported in our 2023 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2023, our management identified a material weakness in our internal controls over financial reporting related to our IT systems which has yet to be remediated. During fiscal 2023 and continuing in fiscal 2024, we implemented new controls and procedures to eliminate this weakness and are continuing to test their effectiveness. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

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

Dated: November 14, 2024

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)