Form 10-K
period 2024-12-31
AIR INDUSTRIES GROUP
filed 2025-04-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the aggregate market value of our common stock held by non-affiliates was $8,675,961, based on 2,500,277 shares of outstanding common stock held by non-affiliates, and a price of $3.47 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were 3,694,095 shares of the registrant’s common stock outstanding as of April 9, 2025.

DOCUMENTS IINCORPORATED BY REFERENCE: None

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

We specialize in the aerospace and defense markets, operating within a hierarchical network of suppliers. At the top of the supply chain pyramid is the prime contractor, also known as an Original Equipment Manufacturer (“OEM”). A prime contractor designs, develops and produces the final product for the end-user. We play a critical role in this ecosystem, operating as a “Tier One” supplier, delivering our products directly to prime contractors, or as a “Tier Two” supplier, providing larger complex components to others. In some cases, we ship products directly to the U.S. Government. Our strategic position has made us a key partner for many prominent defense prime contractors and global commercial aviation manufacturers, often leading us to become the exclusive or primary supplier for certain high precision parts and assemblies. We often receive Long-Term Agreements (“LTAs”) from our customers, demonstrating their commitment to us.

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

For the past several years we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with customers and cultivating new ones. Fiscal 2024 marked a year of progress and positioning for growth.

We finished 2024 with $55.1 million of net sales. Our backlog, which represents the value of all funded orders received, stood at $117.9 million an increase of 19.9% as compared to our backlog on December 31, 2023. Our marketing efforts bore fruit and we secured our first order with a new foreign-based defense and aerospace prime customer. We made significant investments in capital equipment and related processes. On the bottom-line, we reported a net loss of $1.4 million. As we enter fiscal 2025, we believe our future is looking brighter.

Moving forward, our business strategy is geared towards competing and winning contracts that enable us to achieve sustainable and profitable business growth and delivering high quality reliable products to our customers. At its core, lies a highly trained and close-knit team of over 180 individuals committed to driving excellence and precision in every aspect of our operations. We are firmly focused on securing new contract awards, improving operations and successful execution. With total unfilled contract values amounting to $271.3 million (including our $117.9 million in funded backlog and all potential orders against LTA agreements previously awarded to us), as of December 31, 2024, we are confident in our ability to boost sales in 2025, attain profitability and improve our financial position.

Customer Profiles

In 2024 and 2023, approximately 69.9% and 82.3% of our net sales were attributed to customers who use our products for end-use on military aircraft. The rest of our net sales are attributable to commercial aviation uses and, to a much lesser extent, ground power electricity generation and other uses.

We have cultivated long-standing relationships with many large and well-known customers including:

●	RTX Corporation (“RTX”) – a multinational aerospace and defense conglomerate and a major player in the aerospace and defense industry. We sell to several business units and/or subsidiaries of RTX, including Collins Aerospace (which includes Collins Landing Systems and Collins Aerostructures) and Pratt Whitney. RTX was formerly known as Raytheon Technologies Corporation and prior to that United Technologies Corporation.

●	Lockheed Martin Corporation (“Lockheed Martin”) – Lockheed Martin is a leading global security and aerospace company with its principal customers being agencies of the U.S. Government. We sell directly to one of its legal subsidiaries, Sikorsky Aircraft Corporation (“Sikorsky”).

●	Northrop Grumman (“Northrop”) – We supply product used on the E2-D Hawkeye, airborne warning and control aircraft.

●	General Electric Aerospace (“GE”) – We supply GE Aerospace with high precision components that are used in jet turbine aircraft engines that are used on several commercial aircraft platforms.

●	GE Verona – We supply GE Verona with precision components that are used in ground-based turbines for electrical power generation.

●	The U.S. Government – We supply certain components and assemblies directly to the Defense Logistics Agency (“DLA”), a combat support agency within the U.S. Department of Defense (“DoD”). The DLA’s mission is to manage the end-to-end global defense supply chain and deliver readiness to the warfighter. It supports all five U.S. military services, federal, state, and local agencies, as well as partner and allied nations. The DLA procures items from us and provides them, as it deems fit, to other suppliers who assemble them into finished products.

Platform and Program Profiles

Most of our machined components and assemblies are integral to high-profile platforms and named programs. Platforms generally refer to equipment that is utilized in missions or operations whereas programs are broader initiatives and can encompass the development and production of new platforms, upgrades to existing systems and other initiatives. The following platforms and programs (ranked in descending order by their 2024 net sales), accounted for 79.3% and 85.2% of our net sales in 2024 and 2023, respectfully:

●	The E-2D Hawkeye: We provide the main and nose landing gear, as well as the arresting gear for the E-2D Hawkeye, a twin-engine, tactical aircraft utilized for providing advanced airborne warning and control for carrier-based operations. Often referred to as the “digital quarterback,” it conducts battlefield management and command and control operations for aircraft carrier strike groups. While primarily used by the U.S. Navy, a small number have been sold to U.S. allies, notably Japan.

●	UH-60 Black Hawk Helicopter: We supply flight critical components, such as the primary flight control assembly and the tail-rotor gearbox, for the UH-60 Black Hawk Helicopter. Serving as the primary helicopter for the U.S. Army, it fulfills essential roles in transport, troop movement, medical evacuation and cargo lift operations. Manufactured by Sikorsky, it includes many variants and is also utilized by other branches of the U.S military and U.S. allied countries. Since entering service in 1979, over 4,000 helicopters have been produced. Deployment of new helicopters is projected to continue through at least 2027, with ongoing sustainment activities anticipated for many years thereafter.

●	Pratt & Whitney Geared Turbo-Fan Engine (“GTF”): Used in commercial aviation, the GTF represents a new generation of jet engines that offer improved fuel efficiency, reduced emissions, and lower noise levels compared to traditional turbofan engines. We manufacture Thrust Struts, a critical component that essentially absorbs and distributes the forward thrust produced by the jet engine, ensuring that the force is evenly applied across the structure of the aircraft to maintain stability and integrity during takeoff, cruising and landing. We supply our Thrust Struts to Collins Aerostructures for integration into Geared Turbofan engines, utilized by smaller airlines such as those operating the Airbus A220 and Embraer E2 aircraft. Demand for these engines increased in 2024, thus reducing the concentration in the net sales attributable to military end users. Demand for these engines is anticipated to increase over the next few years.

●	The CH-53 Helicopter (including the CH53K variant): Developed in the 1960s and manufactured by Sikorsky, the CH-53 is recognized as the largest and most powerful helicopter in the U.S. military. It has evolved through several variants, with hundreds delivered and used by the U.S. Marine Corps. In 2021, we secured a LTA to supply Chaff Pods for the CH-53K, the latest iteration in the CH-53 series. These pods deploy metallized strips to generate false radar targets, safeguarding the helicopters from missile threats. The CH-53K plays a crucial role in the U.S. Marine Corps’ plans to support a wide range of current and future operations. In 2023 we received a purchase order to manufacture Swashplates and Hubs to be used on the CH-53K. Initial deliveries of these parts has commenced.

●	The F-35 Lightning II (also known as the Joint Strike Fighter): Manufactured by Lockheed Martin, the Joint Strike Fighter is a stealth fighter aircraft designed to replace the U.S. Air Force F-15 and the U.S. Navy and Marine Corps F-18 fighters. It includes three variants: the conventional take-off and landing F-35A, the short take-off and vertical landing F-35B, and the carrier based variant F-35C. We have produced landing gear components for all three variants and currently manufacture landing gear components for the US Navy version. The production of this aircraft is expected to continue for many years, with the DoD aiming for an inventory objective of 2,456 aircraft, in addition to expected demand from other countries.

●	F-18 Hornet: The F-18 Hornet, the U.S. Navy’s primary fighter aircraft, principally operates from aircraft carriers and enjoys international use, notably in Finland and Australia. Originating in the late 1960s, it has seen numerous upgrades and enhancements over the years. We manufacture complete landing gear components for several variants, supplying these to the U.S. government or Tier 1 or other suppliers for spares that go on the aircraft that were originally produced by Boeing.

●	The F-15 Eagle Tactical Fighter: We provide landing gear components for the F-15 Eagle Tactical Fighter. Originally designed for the U.S. Air Force, it is known as a dedicated air superiority fighter. Currently manufactured by Boeing, it was designed in the late 1960s with over 600 aircraft estimated to be in service. The F-15 has been exported to various countries including Israel, Saudi Arabia and Japan. Although it is anticipated that this plane will be ultimately replaced by the Joint Strike Fighter, we believe it will be flying for years to come. It boasts an impeccable combat record with no known losses in aerial combat. We ship most of our components directly to the U.S. DoD.

Our Market

The aerospace and defense industry is dominated by a select few large prime contractors including Airbus, Boeing, General Electric, Lockheed Martin, Northrop Grumman, and RTX. These prime contractors oversee large platforms and programs for ultimate end-user, the U.S. government, foreign governments or global aviation companies.

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

Sales and Marketing

Sales and marketing activities during 2024 were robust, resulting in a book-to-bill ratio of 1.29x, growth in our funded backlog to $117.9 million and total unfilled contract values amounting to $271.3 million (including our $117.9 million funded backlog and all potential orders against LTA agreements).

We primarily rely upon a small team of highly skilled sales and business development professionals with extensive industry experience with hands on support from management. Our goal is to cultivate customer relationships akin to partnerships and the concept of customer alignment. For example, our customers heavily rely on suppliers to deliver high-quality parts that meet specifications in a timely and cost-effective manner. They regularly assess suppliers based on various quantitative criteria such as on-time delivery performance, defect rates, adherence to specifications, cost performance, lead times, order processing time, stockout rates, and similar metrics. Therefore, one of our primary objectives is to maintain high ratings and leverage these metrics in our sales and marketing activities.

Our sales cycle varies significantly, ranging from a few weeks to over a year, depending on the complexity of the product and manufacturing steps involved. While customers may occasionally engage in spot buys, most of our orders (also known as bookings) stem from LTAs. LTAs outline the quantity and price of products the customer may order within a specified time frame. When actual products are needed, the customer places a funded order against the LTA. The value of this funded order is included in our funded backlog until we ship it. Although cancellations of funded orders are possible, customers are usually subject to termination liability, necessitating payment to us for costs incurred up to the termination date. In certain termination cases, the customer is also required to pay us a reasonable profit.

We secure new or follow-on LTAs through competitive bidding in response to a customer’s Request for Quotation (“RFQ”). These proposals detail prices based on quantities, which may vary annually, for shipments over multiple years. The bidding process typically entails several rounds of submissions and negotiations before an award is granted. For defense products, in certain cases, LTAs may be awarded or extended without an RFQ or competitive bidding. In such cases, pricing may be determined through cost analysis or audit with ultimate approval by the customer or the U.S. government.

Bookings and Backlog

Bookings represent funded orders secured during a given financial period. In fiscal 2024, bookings were $71,000,000, a 14% increase compared to $62,262,000 in 2023. Our “book-to-bill” ratio, which is our bookings divided by net sales, was 1.29x for 2024, a significant improvement over the 1.20x ratio of 2023. Although bookings are subject to wide variations in timing, resulting in period-to-period comparisons not necessarily being meaningful, we do use bookings and our book-to-bill as a gauge of future net sales.

Our backlog, which can be considered our “funded backlog,” stood at $117.9 million as of December 31, 2024, marking a 19.9% increase from $98.3 million on December 31, 2023. This represents the net sales we expect to realize from funded orders received and is equivalent to our remaining performance obligations pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. These funded orders, approved by customers, come from LTAs, spot-buys, or other contracts and are for essential machined components and assemblies used in the key platforms and programs we serve. Our definition provides visibility into the value of all firm orders. The bulk of our $117.9 million backlog is expected to ship over the next 24 months. but does not include possible or probable future orders pursuant to existing LTAs or probable contract renewals that would also contribute sales during such period. The total potential net sales under contracts actually awarded to us as of December 31, 2024, was $271.3 million, including the value of our existing funded backlog of $117.9 million.

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

In recent years, we have strategically made significant investments to enhance our competitiveness and market position. For example, in fiscal 2024 and 2023, we invested $2,301,000 and $2,119,000 in new property and equipment to support our goals. These investments have increased production efficiency and speed, while maintaining closer tolerances, have expanded the size of products we can manufacture and have been appreciated by our customers. While we plan to continue this strategy in 2025 it will likely be on a much smaller level.

Our competitors include: Monitor Aerospace, a division of GKN Aerospace; Hydromil, a division of Triumph Aerospace Group; Heroux Devetek and Ellanef Manufacturing, a division of Magellan Corporation.

Manufacturing, Raw Materials and Replacement Parts

Our production cycle spanning from ordering raw materials to delivering finished products, can vary from several weeks to over a year. Consequently, for certain products, especially those involving finished assemblies, we must procure significant amounts of raw materials and begin processing well ahead of actual ship dates. This underscores the importance of efficient subcontract management in meeting customer delivery deadlines. In some cases, customers may provide us with these raw materials as they may be able to obtain better processing or delivery schedules from other suppliers and in other cases the customer chooses to rely on us to manage suppliers.

The price and availability of many raw materials in the aerospace industry are susceptible to fluctuations in global markets and political conditions. Most raw material suppliers are hesitant to commit to long-term contracts at fixed prices, posing a substantial risk given our strategy often entails entering into LTA agreements which require us to commit to long-term price commitments. However, many of our LTAs provide pricing protection when there is a large increase in the cost of raw materials.

Employees

As of March 31, 2025, we employed 184 people. Of these, 98 were involved in manufacturing and production activities, 26 were in quality control, 52 were in administration, and the remaining 8 were in sales and procurement. All of our employees are covered under a co-employment agreement with Insperity Services, LLC, a professional employer organization. This arrangement allows us to provide employees with comprehensive benefits at a lower cost than we could provide.

Our AIM subsidiary has a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the “Union”). This agreement is effective until December 31, 2027 and covers the majority of AIM’s 125 personnel. We are required to make a monthly contribution to Union’s United Welfare Fund and the United Services Worker’s Security Fund, the sole pension benefit for covered employees. We are not obligated to provide any future defined benefits. Additionally, the collective bargaining agreement contains a “no-strike” clause, and a “no-lock-out” clause. We believe we maintain good relationships with the Union and expect to renew the collective bargaining agreement before it expires.

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

The ultimate end-user for most of our products is the U.S. Government, with significant emphasis on military aircraft. In certain instances, our products may be exported to allied foreign governments by the U.S. Government. Although we expect to generate net sales from all of our key aerospace and defense platforms and programs for many years, they are subject to significant risk. Congressional appropriation and presidential approval are required for funding, leaving our platforms and programs vulnerable to potential budget reductions at any point. For instance, a decrease in U.S. government defense spending or a strategy shift to rocket and drone platforms instead of large military aircraft platforms, could curtail demand for our landing gear parts and other components we provide which would likely have a materially adverse effect on our business strategy, revenues, operating results and financial condition.

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

Our products are purchased by a relatively small number of large aerospace and defense customers who incorporate them into larger products for ultimate end-use by the U.S. Government, international governments, and commercial global airlines. Consequently, we have a high degree of sales concentration among specific customers making it challenging to diversify our customer base. In fiscal years 2024 and 2023, four customers, accounted for approximately 73.4% and 64.2% of net sales, respectively.

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

Our state-of-the-art manufacturing facilities currently have a large percentage of fixed factory overhead relative to our overall expenses. Consequently, our gross profit as a percentage of sales is highly linked with sales volume. If we do not increase our sales volume, it will be difficult to materially improve our gross profit margin. Although we have plans to improve operating efficiencies at our current sales levels, we may not be able to do so. Further, any reduction in sales volume would likely cause us to absorb the fixed overhead costs over a smaller base of sales, causing our gross profit as a percentage of sales to decline from current levels. Any reduction in our profit margin adversely impacts our reported performance and would have a material adverse impact on results of operation and our financial position.

There are risks associated with the bidding processes in which we compete.

We obtain many LTA and other contracts through a competitive bidding process. We must devote substantial time and resources to prepare bids and proposals and may not have contracts awarded to us. Even if we win contracts, there can be no assurance that the prices that we bid will be sufficient to allow us to generate a profit from any particular contract. There are significant costs involved with producing a small number of initial units of any new product and it may not be possible to recoup such costs on later production runs.

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

The prices of raw materials used in our manufacturing processes are volatile. Some LTA agreement with customers allow us to increase our prices due to increases in the price of raw materials. However, these LTA agreements generally require that we first absorb all or a portion of the price increases before being able to pass on the increase to the customer. For some LTA agreements, we are at full risk for future price agreements. If the prices of raw materials rise, we may not be able to pass along all of such increases to our customers and this could have an adverse impact on our financial position and results of operations. It is possible that some of the raw materials we use might become subject to new or increased tariffs. Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our financial position and results of operations.

Some of the products we produce have long lead times.

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 56% of our assets as of December 31, 2024. Any requirement to write down the value of our inventory due to obsolescence, excess and slow moving, or a drop in the price of materials could have a material adverse effect on our consolidated financial position and results of operations.

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

New programs typically carry risks associated with design changes, acquisition of new production tools, funding commitments, imprecise or changing specifications, timing delays and the accuracy of cost estimates associated with such programs. In addition, any new program may experience delays for a variety of reasons after significant expenditures are made. If we were unable to perform under new programs to the customers’ satisfaction or if a new program in which we made a significant investment was terminated or experienced weak demand, delays or other problems, then our business, financial condition and results of operations could be materially adversely affected. This could result in low margin or forward loss contracts, and the risk of having to write-off costs and estimated earnings in excess of billings on uncompleted contracts if it were deemed to be unrecoverable over the life of the program.

To perform on new programs, we may be required to incur material up-front costs which may not have been separately negotiated and may not be recoverable. Such charges and the loss of up-front costs could have a material impact on our liquidity.

The need to control our expenses places a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

There are risks associated with offering new services to our customers.

From time-to-time in order to reduce our dependence on subcontractors, increase our customers’ reliance upon us or increase our gross margins we offer new services to our customers, such as painting and finishing products we already manufacture for them. There are risks associated with offering new services and even if performed timely and correctly, it is likely that our margins for these new services will be relatively low, or even negative, in the initial phases when volume is low. We may not be successful in achieving positive gross margins for new services or be able to ultimately meet our customer requirements. If we are unsuccessful, it could hurt our relationship with our customers.

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

Most of our products are used by large aerospace and prime contractors who ultimately provide them to the U.S. Government, foreign governments and commercial airlines. As such, in most cases, we are required to maintain confidential and proprietary information on our information systems. Hackers, whether they be individuals, entities or hostile enemies, may attempt to penetrate our network or those of our third-party hosting and storage providers, to gain access to confidential and proprietary data. If any of this data is hacked or leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, which will materially impact our financial results and financial condition. Any system or service disruptions caused by hackers or even those caused by projects to improve our information technology capabilities, if not mitigated, could significantly disrupt our production and assembly could have an immediate material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us or third-party service providers, computer viruses, natural disasters or power shortages.

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

Complying with the requirements imposed by the U.S. Government and our customers with respect to privacy, data governance, data protection and cybersecurity is costly and requires a significant amount of attention form management.

Any disruptive national or international events, such as potential future public health crises, ongoing or new conflicts, domestic or foreign terrorist activities, banking crises, the imposition of tariffs, shifts in government alliances, and responses from the U.S. Government, other nations, and the public to such occurrences, could significantly disrupt the operations of us or our suppliers and impede our ability to procure, receive, or replenish inventory (including raw materials). These disruptions may also present challenges in communication and lead to sudden and unexpected shifts in product demand by our customers. Furthermore, global financial markets could experience disruptions, affecting our business and our ability to secure future financing, including accessing debt or equity. The occurrence of any of these events could result in lost sales and otherwise adversely affect our business, operating results, and financial condition.

Conflicts between nations (such as the ongoing Russia-Ukraine conflict), or between nations and terrorist organizations (such as the ongoing conflict between terrorist groups and Israel), as well as terrorist attacks, natural disasters (such as hurricanes, fires, floods and earthquakes), unusually adverse weather conditions, pandemic outbreaks or a banking crisis, the imposition of tariffs, shifts in government alliances, could adversely affect our operations and financial performance. If any of these events affect us or our suppliers, it could result in an inability on our part to manufacture products and/or result in lost sales, materially affecting our operations and financial performance.

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

Russia’s ongoing war with Ukraine, the conflict in the Middle East, continued tensions between the US and the European Union with China and Russia, and tension between the US and the European Union with respect to funding Ukraine’s war effort, tariffs and other issues, may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and the entire U.S. aerospace and defense supply chain have relied upon parts, components, and raw materials from foreign suppliers including those located in Russia and China. Conversely, many nations chose to rely upon U.S. manufacturers as their primary source for defense products, such as helicopters and fighter aircraft. Geo-political tensions have increased during the past several years and we expect them to continue. Supply chain disruptions resulting from escalating political tensions and the economic disruption resulting from retaliatory measures between any countries could result in production delays and cancellations of programs.

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

Risks Related to Our Indebtedness

As of December 31, 2024, we have total indebtedness of approximately $26,283,000, large portions of which must be redeemed or refinanced prior to December 30, 2025 and July 1, 2026. We may not be able to achieve favorable financing terms in the future or consummate any refinancing of our existing loans prior to their respective maturity dates. Failure to do so would materially impact our business and our stock price.

As of December 31, 2024, we had approximately $18,130,000 of indebtedness outstanding pursuant to a loan facility that matures on December 30, 2025 with Webster Bank (“Current Credit Facility”). The average interest rate on this indebtedness during fiscal 2024 was 7.66%. This indebtedness is secured by a lien on substantially all our assets.

Additionally, as of December 31, 2024, we had approximately $6,162,000 of subordinated notes payables (“Related Party Notes”) that mature on July 1, 2026 and which are held by two directors Michael N. Taglich and Robert F. Taglich, and their affiliates. The Related Party Notes payable carry interest rate ranging between 7% and 12% per year. Subsequent to December 31, 2024, we repaid approximately $1,291,000 of this debt.

In addition to $1,007,000 of finance lease obligations and a $14,000 vehicle loan, we also had $970,000 of borrowings for the solar energy systems installed at our Barkhamsted facility pursuant to a financing agreement (“Solar Facility”) with CT Green Bank. On October 1, 2024, the Solar Facility converted to a 20-year level payment term loan.

If we are unable to pay or refinance our indebtedness when due, our operations may be materially and adversely affected. We must pay or refinance large portions of this indebtedness prior to December 30, 2025, and July 1, 2026. Since it is unlikely that we will be able to pay this debt, we have initiated steps to satisfy portions and refinance the balance. Refinancing may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock which may adversely affect the trading price of our common stock and the interests of our existing stockholders. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our current or future leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions. Ultimately, we may not be able to successfully refinance our indebtedness and if we cannot, we would become insolvent.

The weighted average interest rate we paid in 2024 on borrowings outstanding on the Current Credit Facility was 7.66% and this interest rate may increase in the future.

The weighted average interest rate paid during the year-ended December 31, 2024 on borrowings outstanding on the Current Credit Facility was 7.66% as compared to 7.55% for the year-ended December 31, 2023, the increase reflects the increase in the target rates set by the Federal Reserve. Under the terms of our Current Credit Facility, amounts due bear interest at a per annum rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. Consequently, we may be susceptible to future increased rates if the Federal Reserve chooses to increase its target rate of interest.

We have a history of net losses, need to refinance our bank debt and the opinion of our auditor contains an explanatory paragraph as to our ability to continue as a going concern.

We incurred net losses for the years ended December 31, 2024, 2023 and 2022 of $1,366,000, $2,131,000 and $1,076,000, respectively. As of December 31, 2024, we had approximately $18,130,000 of indebtedness outstanding pursuant to our Current Credit Facility that matures on December 30, 2025 with Webster Bank (“Current Credit Facility”) and approximately $6,162,000 of subordinated notes payables (“Related Party Notes”) that mature on July 1, 2026 and which are held by two directors Michael N. Taglich and Robert F. Taglich, and their affiliates. We must pay or refinance large portions of this indebtedness prior to its respective due dates. Further, as a condition to refinancing our Current Credit Facility prior to December 31, 2025, Webster may require that the holders of our Related Party Notes extend or otherwise modify the subordination agreements they have given in favor of the lender. Since it is not likely that we will be able to pay this debt, we have initiated steps to satisfy portions and refinance the balance. These steps included the sale of shares of our common stock pursuant to our Registration Statement on Form S-3 that was declared effective on December 19, 2024. As of March 31, 2025, we have sold 326,791 shares of our common stock for gross proceeds of $1,412,000 of which $1,291,000 has been used to satisfy portions of the Related Party Notes. Because of the uncertainty regarding our ability to refinance our indebtedness, our auditors have included an explanatory paragraph in their opinion as to our ability to continue as a going concern. Refinancing our indebtedness may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition.

We may not be able to comply with the covenants of the Current Credit Facility and our debt could be called.

Under the terms of the Current Credit Facility, we are required to maintain certain business and financial covenants. As of December 31, 2024, we were in compliance with the minimum EBITDA (as defined in the Current Credit Facility) which represents net income (or loss) before interest, taxes, depreciation and amortization of $2,800,000 on a rolling twelve-month basis. Beginning in with the fiscal quarter ending March 31, 2025 on a rolling twelve-month basis and continuing for the fiscal quarter ending June 30, 2025 on a rolling twelve-month basis we are required to achieve a Fixed Charge Coverage Ratio (as defined) of 1.05x which is a financial metric that is used to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA. This metric increase for future fiscal quarter on a rolling twelve-month basis to 1.25x. If we were not in compliance with the required covenant we would have to seek a waiver with our lender, but we may not be able to do so.

Even if we obtain a waiver for the failure to meet a financial covenant, if we do not achieve our fiscal 2025 plan and successfully execute our business strategy, we may not be able to comply with future quarterly covenant requirements. If we fail to do so and/or are unable to obtain future waivers, we may have to pay increased interest rates or may be required to immediately pay any outstanding debt. An increase in the interest rate would likely have a material adverse impact on our consolidated financial position and results of operations. If we were required to make immediate repayment, we may not be able to obtain financing to do so and would become insolvent.

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

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant portion of our outstanding shares of common stock. They also hold $4,871,000 of Related Party Notes as of March 31, 2025, some of which are convertible into our common stock. Although the Related Party Notes are subordinate to the $18,130,000 of debt outstanding pursuant to the Current Credit Facility, we may require additional concessions from the holders of the Related Party Notes when we seek to refinance the Current Credit Facility. These related parties have significant influence over the outcome of corporate actions, including those requiring stockholder approval. The interests of these related parties may be different from the interests of other stockholders on these and other matters. Additionally, this concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Disruptive national and international events, such as the outbreak of a public health crisis, conflicts between nations or between nations and terrorist organizations, terrorists acts, natural disasters, a banking crisis, the imposition of tariffs, shifts in international alliances, the possibility of default by the U.S. Government on its obligations due to its debt ceiling or the actuality of such an event, and the response of the U.S. Government, other countries and the public to such events, and the resulting macroeconomic disruption to the financial markets could lead to increased volume and price volatility for publicly traded securities which could adversely impact the price of our common stock.

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

Our quarterly and annual operating results fluctuate significantly due to a variety of factors, some of which are outside our control. Accordingly, we believe period-to-period comparisons should not be relied upon as indications of future performance. Some of the factors that could cause quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the U.S. Government contracting and budget cycles, introduction of new government regulations and standards, contract closeouts, variations in manufacturing efficiencies, our ability to obtain components and subassemblies from contract manufacturers and suppliers, general economic conditions and economic conditions specific to the defense market and disruptions caused by global events. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

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

Our management determined that as of December 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective due to a material weakness regarding appropriate segregation of duties with respect to and validation of data produced by certain modules of our financial IT systems. We first determined this weakness in fiscal 2022. Although new controls have been implemented during fiscal 2023 and 2024, we will need to enhance and further formalize these controls during fiscal 2025. We expect to conclude our testing of effectiveness in fiscal 2025 but we may find that fiscal 2023 and 2024 remediations were not effective and have to incur additional costs to adopt new controls. A significant increase in costs in 2025 or any failure to maintain our controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

We are not aware of any vulnerability inherent in our systems or malware embedded in our systems that are likely to would materially affect, or are reasonably likely to materially affect, our operations. The Company is in the process of implementing additional training and is in the process of engaging third parties to perform various testing as indicated above.

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

ITEM 2. PROPERTIES

We have strategically located our properties in the U.S. We lease and maintain an approximately 81,000 square foot state-of-the-art manufacturing facility located in Bay Shore, New York. We maintain our corporate headquarter at this facility whose lease expires in September 2026. We also lease a small warehouse nearby in Bohemia, New York. That lease term expires in May 2025 and the property will be vacated at such time.

We own a second 74,923 square foot state-of the-art manufacturing facility located in Barkhamsted, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between us and Contract Pharmacal in May 2018 with respect to the property formerly occupied by our subsidiary Welding Metallurgy, Inc. (“WMI”), at 110 Plant Avenue, Hauppauge, New York. Contract Pharmacal sought damages for an amount in excess of $1,000,000 for our failure to make the entire premises available by what it claims was the Sublease commencement date. On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contract Pharmacal moved to amend its Complaint. We opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division. The Appellate Division upheld the denial of Contract Pharmacal’s motion for summary judgement and upheld the denial of its motion to amend its Complaint. On March 28, 2024, Contract Pharmacal filed a motion to reargue the appeal previously denied by the Appellate Division. Pending a decision by the Appellate Division the Trial Court has adjourned the case.  Regardless of the decision by the Appellate Division, Contract Pharmacal will be required to file an amended complaint. We have consistently disputed the validity of the claims asserted by Contract Pharmacal and continue to believe we have a meritorious defense to those claims based on, among other items, language in the Sublease. We intend to continue to dispute the validity of the claim asserted by Contract Pharmacal.

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

Holders

On April 11, 2025, there were 78 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	541,870	$7.41	150,425
Equity compensation plans not approved by security holders	None	0.00	None
Total	541,870		150,425

The provisions of each of our equity compensation plans provide that shares covered by an award that is forfeited, expires or is settled in cash, and shares that are retained by us upon exercise of an award to satisfy the exercise price of such award or withholding taxes due in respect of such award, are available for future issuance under such plan, provided the plan has not been terminated or expired. We anticipate that a portion of the option awards that have been granted will expire or be forfeited without having been exercised and will increase the number of shares remaining for issuance under our equity compensation plans.

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2024.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2024.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2024 and 2023 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Winning a new contract award is highly competitive. Our ability to win new contract awards generally requires us to deliver superior quality products, more quickly and with lower pricing than our competitors. Accordingly, we must continually invest in process improvements and capital equipment. Recent investments in new equipment have improved the productive capacity of our employees, increased our efficiency and speed, and expanded the size of products we can manufacture. We strategically operate two state-of-the-art manufacturing centers in the U.S. This allows for rigorous oversight of production and the adherence to stringent quality standards. Although there is currently a shortage of skilled workers, we maintain a highly trained and close- knit team of over 184 professionals committed to driving excellence and precision in every aspect of our operations.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Fiscal 2024 marked a year of overall progress and positioning for growth. Looking forward to fiscal 2025, our business strategy is geared towards achieving sustainable and profitable business growth. We are firmly focused on securing new contract awards, improving operations and successful execution.

With total unfilled contract values amounting to $271.3 million (including our $117.9 million in backlog and all potential orders against LTA agreements previously awarded to us), as of December 31, 2024, we are confident in our ability to boost sales in 2025, attain profitability and improve our financial position.

RESULTS OF OPERATIONS

Years ended December 31, 2024 and 2023:

Selected Financial Information:

	2024	2024 Percentage of Net Sales	2023	2023 Percentage of Net Sales	Change 2024 vs 2023	Percent Change 2024 vs 2023

Net sales	$55,108,000	100.0%	$51,516,000	100.0%	$3,592,000	6.97%
Cost of sales	46,176,000	83.8%	44,088,000	85.6%	2,088,000	4.74%
Gross profit	8,932,000	16.2%	7,428,000	14.4%	1,504,000	20.25%
Operating expenses	8,473,000	15.4%	7,723,000	15.0%	750,000	9.71%
Interest expense	1,893,000	3.4%	1,920,000	3.7%	(27,000)	-1.41%
Other income, net	68,000	0.1%	84,000	0.2%	(16,000)	-19.05%
Provision for income taxes	-	0.0%	-	0.0%	-
Net loss	$(1,366,000)	-2.5%	$(2,131,000)	-4.1%	$765,000	-35.90%

Balance Sheet Data:

	December 31, 2024	December 31, 2023	Change	Percent Change

Cash	$753,000	$346,000	407,000	117.63%
Working capital	$11,776,000	$12,117,000	(341,000)	-2.81%
Total assets	$51,011,000	$50,715,000	296,000	0.58%
Total stockholders’ equity	$14,948,000	$15,190,000	(242,000)	-1.59%

Comparison of Fiscal 2024 to 2023

Net Sales: Net sales in 2024 were $55,108,000, an increase of $3,592,000 or 7.0%, compared with $51,516,000 that we achieved in 2023. The year-over-year increase in net sales was primarily driven by the impact of the Company’s enhanced sales and marketing initiatives which contributed to higher shipment volumes against our expanding backlog. Additionally, there have been changes in customer mix and production requirements for other key platforms and programs.

The composition of customers that exceeded 10% of our net sales in either 2024 or 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (A)	29.3%	29.3%
Lockheed Martin	25.1%	24.7%
Northrop	18.3%	3.6%
Boeing	0.7%	12.2%

(A)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the years ended December 31, 2024 and 2023 are shown below:

	Percentage of Net Sales
Platform or Program	2024	2023
E2-D Hawkeye	24.0%	18.9%
UH-60 Black Hawk Helicopter	23.1%	18.1%
GTF	22.0%	10.5%
F-35 Lightning II	3.7%	4.0%
CH-53 Helicopter	3.4%	7.4%
F-18 Hornet	2.9%	24.3%
All other platforms	20.9%	16.8%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the year ended December 31, 2024, amounted to $8,932,000, an increase from the $7,428,000 achieved in 2023. Our gross profit percentage in fiscal 2024 increased to 16.2% from the 14.4% we achieved in 2023. This improvement can be attributed to our increase in sales, changes in sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: In fiscal 2024, operating expenses totaled $8,473,000, higher than the $7,723,000 recorded in 2023. As a percentage of consolidated net sales, operating expenses rose to 15.4%, compared to the 15.0% achieved in fiscal 2023. The increase in both dollars and percentage was primarily driven by higher professional fees and costs associated with the improvement of our information technology system and hardening our cyber-security protection. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $1,893,000 in fiscal 2024, a decrease of $27,000 or 1.4% from $1,920,000 in 2023. The decrease is primarily attributable to a decrease in the average amount outstanding under our Current Credit Facility. The average interest rate on our Current Credit Facility increased to 7.66% in 2024 as compared to 7.55% in 2023.

Net Loss: Net loss for the year ended December 31, 2024 was $1,366,000, compared to a net loss of $2,131,000 for the year ended December 31, 2023, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $18,130,000 (consisting of a Revolving Loan of $12,905,000 and a Term Loan in the amount of $5,225,000). This debt matures on December 30, 2025, and requires us to make monthly payments of approximately $68,000 in 2025.

2)	Related Party Notes of approximately $6,162,000. This debt matures on July 1, 2026. Pursuant to the Current Credit Facility we are permitted to make principal payments against this debt with money raised pursuant to the sale of our securities under our Registration Statement on Form S-3 declared effective December 19, 2024. Subsequent to December 31, 2024 we repaid approximately $1,291,000 of this debt out of proceeds of such sales.

3)

Various equipment leases and contractual obligations related to our normal business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

Under the terms of the Current Credit Facility, as amended, we are required to achieve prescribed levels of EBITDA (as defined in the Current Credit Facility) at the end of each Fiscal Quarter on a rolling basis, for the Fiscal Quarters ending September 30, 2024 and December 31, 2024. Beginning with the Fiscal Quarter ending March 31, 2025 we are required to meet a prescribed Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. For the twelve months cumulative period ending December 31, 2024, we achieved an EBITDA of $3,640,000 as compared to the required $2,800,000.

As of December 31, 2024, we met all the financial and business covenants required under the terms of the Current Credit Facility which included a minimum EBITDA on a twelve-month basis of $2.8 million. In the past, we have not met our financial and business covenants, most recently as of March 31, 2024, and therefore historically classified the term loan at December 31, 2023 in accordance with the guidance in Accounting Standards Codification (“ASC”) 470-10-45. “Debt – Other Presentation Matters”, related to the classification of callable debt.

The Current Credit Facility expires on December 30, 2025. In addition, we are required to maintain a collection account with our lender into which substantially all cash receipts are remitted. If we were to default under the Current Credit Facility, our lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact our operating results. If the lender were to cease making new loans under the revolving facility, we would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, combined with the reasonable possibility that the we might fail to meet covenants in the future, raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the date of filing this report.

The following is a brief discussion of recent amendments to the Current Credit Facility (all of which have been filed with the SEC):

●	On August 4, 2023, we entered into a Fifth Amendment that waived a default caused by our failure to meet the required Fixed Coverage Charge Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Coverage Charge Ratio for the fiscal quarters ending June 30, 2023 and September 30, 2023 and increased the amount of purchase money secured debt (or finance leases) we are allowed to have outstanding at any time to $2,000,000. In connection with this amendment, we paid a fee of $10,000.

●	On November 20, 2023, we entered into a Sixth Amendment that waived defaults caused by the failure by us to achieve the Fixed Charge Coverage Ratio of the Fifth Amendment and because we purchased capital expenditures (as defined) in excess of permitted amounts. This amendment further revised the Fixed Charge Coverage Ratio by requiring it to be calculated on a rolling period basis and not be less than, (a) 1.10x (as calculated on a six-months basis) for the fiscal quarter ending March 31, 2024, (b) 1.20x (as calculated on a nine-months basis) for the fiscal quarter ending June 30, 2024, and (c) 1.25 (as calculated on a twelve-months basis) for all fiscal quarters beginning with September 30, 2024, until the Current Credit Facility expires. This amendment also increased our ability to make additional capital expenditures up to a limit of $2,500,000 in any fiscal year. In connection with this amendment, we paid a fee of $20,000.

●	On May 31, 2024, we entered into a Seventh Amendment that waived the default caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Sixth Amendment. This amendment further revised our Financial Covenants. For the six months ending June 30, 2024 our EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 our EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 our EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of additional equipment. The monthly principal installments on this additional Term Loan are $19,524 This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2035, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, we believe we will be able to meet our financial obligations for the foreseeable future. However, if we are unable to obtain a waiver from our lender and they were to cease lending, we would not be able meet our financial obligations. As of December 31, 2024, we have borrowing capacity of approximately $7,095,000 under the Revolving Loan.

In addition to required Term Loan payments of approximately $1,011,000 in fiscal 2025, we may have to make additional payments. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation there is a $43,500 Excess Cash Flow payment required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and funding working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility and strength of our backlog, we believe that we have sufficient liquidity to meet our cash requirements for our operations. However, we must pay or refinance large portions of our indebtedness prior to December 30, 2025, and July 1, 2026. Further, as a condition to refinancing our Current Credit Facility prior to December 31, 2025, our lender may require that the holders of our Related Party Notes extend or otherwise modify the subordination agreements they have given in favor of the lender. Since it is not likely that we will be able to pay this debt, we have initiated steps to satisfy portions and refinance the balance. These steps included entering an At The Market Offering Agreement dated December 13, 2024, with Craig-Hallum Capital Group LLC pursuant to which, as of March 31, 2025, we have sold 326,791 shares of our common stock for gross proceeds of $1,412,000 of which $1,291,000 has been used to satisfy portions of the Related Party Notes.

We expect to engage in discussions during 2025 with our lender under the Current Credit Facility and related party note holders to explore potential extensions or refinancing of our obligations. Refinancing our indebtedness may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended
	December 31,
	2024	2023

Cash provided by (used in)
Operating activities	$324	$4,862
Investing activities	(2,285)	(2,112)
Financing activities	2,368	(2,685)
Net increase (decrease) in cash	$407	$65

Cash Provided By Operating Activities

For the year ended December 31, 2024, we generated cash flows from operations of $324,000 as compared to $4,862,000 for fiscal 2023.

The decrease in cash flows was primarily due to the use of a portion, $2,442,000, of customer deposits which had been advanced prior to 2024 for the procurement of long lead time raw materials expected to be utilized in 2024.

Cash Used In Investing Activities

We continue to make significant investments to enhance our competitiveness and market position. Cash used in investing activities of $2,285,000 and $2,112,000, in 2024 and 2023, respectively, was for new property and equipment.

We continue to make strategic investments in capital equipment to enhance our competitiveness. The investments in 2024 and 2023 increased production efficiency and speed, while maintaining closer tolerances. They also expanded the size of products we can manufacture. We expect to invest approximately $1,600,000 in 2025 for new or upgraded equipment.

Cash Provided by (Used In) Financing Activities

For the year ended December 31, 2024, cash provided by financing activities was $2,368,000. During fiscal 2024, we increased borrowings under our Current Credit Facility by $2,238,000 (consisting of a net increase in Revolving Loan borrowings of $2,101,000 and a net increase of $137,000 against the Term Loan) and received advances of $533,000 against the Solar Facility. We also made payments of $196,000 pursuant to financing lease obligations and $9,000 on a loan payable.

For the year ended December 31, 2023, cash used in financing activities was $2,685,000. During fiscal 2023, we reduced borrowings under our Current Credit Facility by $2,921,000 (consisting of net reduction in Revolving Loan borrowings of $2,548,000 and a net decrease of $373,000 against the Term Loan). We also made payments of $123,000 pursuant to financing lease obligations and $9,000 on a loan payable. During fiscal 2023, we also took advances of $393,000 against the Solar Facility including origination fees of $25,000.

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include, inventory valuation and income tax provision. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as of December 31, 2024. Based on that evaluation, the CEO and CFO concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2024 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the required time periods, and that such information is accumulated and communicated to our management to allow timely decisions when required.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

In connection with their review of our internal control over financial reporting as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2024 as a result of a material weakness identified in 2022 that was considered to not yet be remediated.

Both in 2024 and 2023, we outsourced certain information technology (“IT”) related functions to a third-party vendor. In 2022, we identified a material weakness with respect to our IT systems in that we did not design and/or implement primary user access controls and program change management systems over key IT systems to validate that data produced by the relevant IT systems were complete and accurate and to ensure appropriate segregation of duties to adequately restrict user and privileged access to the financially relevant systems and data to the Company’s personnel. Further, we identified a material weakness with respect to the activities of such vendor in connection with the design and operation of our IT systems in that because this vendor is unable to provide a SOC 1 (Standard Operating Control) Report, we were unable to verify and validate the effectiveness of the vendor’s control procedures when implementing changes to our IT systems, including systems affecting our financial IT applications and underlying data account records.

In fiscal 2023 and continuing in fiscal 2024, we implemented new IT controls that required our third-party vendor to make only changes to our IT systems with specific authorization and a requirement that such change be monitored, in real-time by an employee of our company that is familiar with the changes that are being made by our third-party vendor. Although we implemented a process to monitor users being granted privileged access and that such access is being monitored by a periodic user review process, additional enhancements and more formalized documentation is still required. As such, we consider this material weakness not to be remediated as of December 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2024, we implemented and enhanced our internal control over financial reporting to include a process to monitor users being granted privileged access and periodic user reviews to ensure such privileged access continues to be appropriate. Except for these items, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended December 31, 2024, which is the subject of this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are:

Name:	Age	Position
Luciano (Lou) Melluzzo	60	President and Chief Executive Officer
Scott Glassman	47	Chief Financial Officer
Michael N. Taglich	59	Director
Robert F. Taglich	58	Director
David J. Buonanno	69	Director
Peter D. Rettaliata	74	Chairman of the Board
Michael Brand	67	Director
Michael D. Porcelain	56	Director

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

Michael N. Taglich served as Chairman of our Board of Directors from September 22, 2008 until July 11, 2023. He is Chairman and President of Taglich Brothers, a New York City based securities firm which he co-founded in 1992. Mr. Taglich is currently Chairman of the Board of Mare Island Dry Dock LLC, a company engaged in ship repair services, He also serves as a Chairman of the Board of Intellinetics Inc., and is on the board of a number of private companies.

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

Michael Porcelain has been a director of our Company since October 23, 2017. Mr. Porcelain has been a CPA since 1996 and currently acts as a consultant and board member for The Independent Adviser Corporation. This privately held company operates various financial planning and advisory websites including TheAdviser.com, 1800ADVISER.com and IRSADVISER.com. In addition to managing these platforms, the company itself provides consulting services. Mr. Porcelain is also a private investor in a number of small and emerging companies. From 2006 through 2022, Mr. Porcelain served in several executive positions including service as a member of the Board of Directors of Comtech Telecommunications Corp. (“Comtech”), a publicly traded company and a leading global provider of next-generation 911 emergency systems and secure wireless communications technologies. He was appointed Chief Executive Officer of Comtech in January 2022 and President of Comtech in January 2020. He also served as Comtech’s Chief Operating Officer from October 2018 to January 2022. Prior to holding these positions, he served as Comtech’s Chief Financial Officer from 2006 through 2018, and from 2002 to March 2006, he served as Comtech’s Vice President of Finance and Internal Audit.

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

Mr. Porcelain has served as an Adjunct Professor at both Adelphi University and St. John’s University located in New York where he taught graduate level accounting courses. Mr. Porcelain has a B.S. in Business Economics from State University of Oneonta, New York, a M.S. in Accounting and an M.B.A. degree from Binghamton University.

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

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2024.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Taglich	—	50,384	16,050	—	—	—	66,434
Robert Taglich	—	50,384	16,050	—	—	—	66,434
David Buonanno	37,500	—	16,050	—	—	—	53,550
Michael Brand	37,500	—	16,050	—	—	—	53,550
Michael Porcelain	—	57,223	16,050	—	—	—	73,273
Peter Rettaliata	63,252		48,150	—	—	—	111,402

(1)	Director fees paid in shares.

Board Meetings; Committees and Membership

The Board of Directors held seven meetings during the fiscal year ended December 31, 2024 and each of the directors attended more than 75% of the aggregate of (i) the number of meetings of the Board of Directors and (ii) the number of meetings of all committees of the Board on which such director served.

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

The Audit Committee held five meetings during fiscal 2024.

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

The Compensation Committee held four meetings during fiscal 2024.

Nominating Committee. Our Nominating Committee is composed of Messrs. Rettaliata, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held one meeting during fiscal 2024.

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

Executive Committee. Our Executive Committee is composed of our Chairman, Peter Rettaliata, Michael Taglich and Robert Taglich. The purpose of the Executive Committee is to assist the Board in fulfilling its functions during the intervals between meetings of the Board. The Executive Committee has all the powers and authority of the Board in connection with the business of the Company and may act in its stead, except as set forth in the Executive Committee Charter.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2024, each other individual that was serving as an executive officer as of December 31, 2024, and each other individual who served as executive officer during the two years ended December 31, 2024 whose compensation for either of such fiscal years exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Luciano Melluzzo	2024	374,566	—	620,350	—	—	—	10,800	(1)	1,005,716
President and CEO	2023	374,575	—	—	107,940	—	—	10,800	(1)	493,315
Scott Glassman	2024	224,231	—	371,363	—	—	—	—		595,594
CFO	2023	224,231	—	—	13,332	—	—	—		237,563
Michael Recca CFO	2023	267,543		—	48,344	—	—	4,950	(1)	320,837

(1)	Represents car allowance.

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

The Compensation Committee working with management adopts a plan each year intended to award members of our management including executive officers for meeting or exceeding targeted goals, The Committee believes the amounts to be paid to Messrs. Melluzzo and Glassman for services rendered in fiscal 2024 are appropriate in light of the significant improvement in our financial performance 2024.

Equity Awards – 2024

The following table shows the grant of stock option awards to the Named Executive Officers during 2024.

GRANT OF PLAN-BASED AWARDS

		All Other Option Awards: Number of	Grant Date Fair
		Shares of Stock or	Value of Stock
Name	Grant Date	Units (#)	Awards ($)
Luciano Melluzzo	8/26/2024	102,368	$620,350

Scott Glassman	8/26/2024	61,281	371,363

Each named executive officer was granted restricted stock units (RSUs) on August 23, 2024.

Outstanding Equity Awards at 2024 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Luciano Melluzzo	48,000	—	$3.43	6/30/2028	102,368	(2)	$416,638
	9,000	18,000	3.50	5/31/2028	—		—
	20,000	—	8.30	3/31/2027	—		—
	18,000	—	12.20	7/31/2026	—		—
	15,000	—	13.90	3/31/2026	—		—
	20,000	—	10.30	3/31/2025	—		—

Scott Glassman	1,667	3,333	$3.50	5/31/2028	61,281	(2)	$249,414
	4,100	—	3.43	6/30/2028	—		—
	3,000	—	8.40	3/31/2027	—		—
	2,000	—	12.20	7/31/2026	—		—
	2,250	—	13.90	3/31/2026	—		—
	2,000	—	10.30	3/21/2025	—		—

(1)

The dollar amounts shown in this column are determined by multiplying the number of shares or units in the preceding column by $4.07, the closing price of the Company’s common stock on December 31, 2024.

(2)	One-third of the RSUs subject to these awards were released on April 1, 2025, and subject to the terms of the award agreements, the remainder of the RSUs are scheduled to vest in two equal annual installments commencing on April 1, 2026.

Equity Incentive Plans

We have four equity incentive plans all of which are substantially identical except as to the number of awards which may be granted, pursuant to which we can grant awards with respect to an aggregate of 540,000 shares of our common stock. We have the right to grant awards pursuant to each plan until the tenth anniversary of the date on which it was approved by our stockholders.  The 2022 Equity Incentive Plan, as amended, authorizes grants as to 350,000 shares and was approved by our stockholders on June 2022, and amended and restated in May 23 2023; the 2017 Equity Incentive Plan authorizes grants as to 120,000 shares and was approved by our stockholders in October 2017; the 2016 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in November 2016, and the 2015 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in June 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of April 3, 2025 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our chief executive officer and the other Named Executive Officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of April 3, 2025, we had outstanding 3,694,095 shares of Common Stock. Except as stated in the table, the address of the holder is c/o our company, 1460 Fifth Avenue, Bay Shore, New York 11706.

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent
Michael N. Taglich	700,509	(1)	17.82%
Robert F. Taglich	486,107	(2)	12.53%
Peter D. Rettaliata	66,292	(3)	1.78%
David Buonanno	22,063	(4)	*
Michael Brand	25,511	(5)	*
Michael Porcelain	70,730	(6)	1.91%
Luciano Melluzzo, President and CEO	183,205	(7)	4.75%
Scott Glassman, CFO	36,779	(8))	*
All Directors and Executive Officers as a group (8 persons owning shares)	1,567,201	(9)	35.55%

*	Less than 1%

(1)	Includes shares owned by Mr. Taglich, 23,995 shares owned by Taglich Brothers, 219,679 shares he may acquire upon conversion of convertible notes, but excluding shares for accrued interest thereon and 17,120 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes shares owned by Mr. Taglich, 23,995 shares owned by Taglich Brothers, 4,476 shares owned by custodial accounts for the benefit of his children under the NY UGMA, 168,907 shares he may acquire upon conversion of convertible notes, but excluding shares for accrued interest thereon and 17,120 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 39,140 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 17,260 shares he may acquire upon exercise of options exercisable within 60 days.

(5)	Includes 19,260 shares he may acquire upon exercise of options exercisable within 60 days.

(6)	Includes 17,260 shares he may acquire upon exercise of options exercisable within 60 days.

(7)	Includes 128,000 shares he may acquire upon exercise of options exercisable within 60 days.

(8)	Includes 16,350 shares he may acquire upon exercise of options exercisable within 60 days.

(9)	Includes 388,586 shares that may be acquired upon conversion of convertible notes, and 315,510 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

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

There were no transactions completed by us since January 1, 2023, in which the amount involved exceeded $120,000 and in which any related person has a direct or indirect material interest except that during 2024 we incurred interest expense of $472,000 in respect of the subordinated noted held by Michael Taglich, Robert Taglich and certain of their affiliates. As of December 31, 2024, Michael Taglich, Robert Taglich and certain of their affiliates held subordinated notes in the aggregate principal amount of $6,162,000 as a result of transactions entered into prior to January, 2024. Of the $6,162,000, approximately $2,732,000 bears an annual rate of interest of 6%, $2,080,000 bears an annual rate of 7% and $1,350,000 bears an annual interest rate of 12%. Of the $6,162,000, approximately $2,732,000 can be converted at the option of the holder into our common stock at $15.00 per share and $2,080,000 can be converted at the option of the holder into our common stock at $9.30 per share. Subsequent to December 31, 2024 we repaid $1,291,000 of these related party notes.

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

During fiscal years 2024 and 2023, the aggregate fees which we paid to or were billed by Marcum for professional services were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees(1)	$579,000	$340,000
Audit Related Fees(2)	-	21,000
Tax Fees(3)	2,000	62,000
	$581,000	$423,000

(1)	Audit fees - these fees relate to the audit of our consolidated annual financial statements and the review of our interim quarterly condensed financial statements, comfort letters and our registration statements. The annual audit fee included in this category was $315,000 and $250,000 for 2024 and 2023, respectively.

(2)	Audit-related fees - the aggregate fees billed for assurance and related services by the principal accountant that are related to the performance of the audit or review of the registrant’s financial statements and not reported under paragraph (1) above.

(3)	Tax fees - the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements of Air Industries Group for the Year ended December 31, 2024 and 2023.

(b)	The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada Corporation.

Exhibit No.	Description
3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015).

3.4	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

3.5	Certificate of Change filed with the Secretary of State of Nevada to effectuate reverse stock split (incorporated herein by reference to Exhibit 3.01 to the Company’s Report on Form 8-K filed October 18, 2022).

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020).

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

10.5	Second Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021)

10.6	Third Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2021)

10.7	Fourth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2022).

10.8	Fifth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 10, 2023).

10.9	Sixth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 27, 2023).

10.10	Waiver and Seventh Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2024).

10.11	Eighth Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2025).

10.12	At The Market Offering Agreement dated December 13, 2014, By and between the Company and Craig -Hallum Capital Group LLC (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed December 13, 2024).

10.13	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-206341) filed on August 13, 2015).

10.14	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.15	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

10.16	2022 Equity Incentive Plan As Amended and Restated as of May 23, 2023 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed August 4, 2023).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

19.1	Insider Trading Policies and Procedures (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report of Form 10K for the year ended December 31, 2023 filed on April 15, 2024).

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1*	Consent of Marcum LLP

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1	Policy related to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 15, 2024).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2025

AIR INDUSTRIES GROUP

By:	/s/ Luciano Melluzzo
Luciano Melluzzo President and Chief Executive Officer (principal executive officer)

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 15, 2025 in the capacities indicated.

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

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Current Credit Facility expires on December 30, 2025. In addition, the Company is required to maintain a collection account with its lender into which substantially all the Company’s cash receipts are remitted. If the Company’s lender were to cease lending and keep the funds remitted to the collection account, the Company would lack the funds to continue its operations. The Current Credit Facility expiration date and the rights granted to the lender, combined with the reasonable possibility that the Company might fail to meet covenants in the future, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2008 (such date takes into account the acquisition of Rotenberg Meril Solomon Bertiger & Guttilla, P.C., by Marcum LLP effective February 1, 2022).

Saddle Brook, NJ

April 15, 2025

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	$753,000	$346,000
Accounts Receivable, Net of Allowance for Credit Losses of $396,000 and $344,000	8,900,000	7,892,000
Inventory	28,811,000	29,851,000
Prepaid Expenses and Other Current Assets	371,000	297,000
Contract Costs Receivable	296,000	296,000
Prepaid Taxes	56,000	37,000
Total Current Assets	39,187,000	38,719,000

Property and Equipment, Net	8,809,000	8,048,000
Finance Lease Right-Of-Use-Assets	1,113,000	970,000
Operating Lease Right-Of-Use-Assets	1,190,000	1,866,000
Deferred Financing Costs, Net, Deposits and Other Assets	712,000	1,112,000

TOTAL ASSETS	$51,011,000	$50,715,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$18,362,000	$16,036,000
Accounts Payable and Accrued Expenses	7,015,000	6,091,000
Operating Lease Liabilities	881,000	880,000
Deferred Gain on Sale	38,000	38,000
Customer Deposits	1,115,000	3,557,000
Total Current Liabilities	27,411,000	26,602,000

Long Term Liabilities
Debt	1,759,000	1,112,000
Subordinated Notes - Related Party	6,162,000	6,162,000
Operating Lease Liabilities	702,000	1,582,000
Deferred Gain on Sale	29,000	67,000
TOTAL LIABILITIES	36,063,000	35,525,000

Commitments and Contingencies (see Note 12)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both December 31, 2024 and December 31, 2023.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,474,970 and 3,303,045 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3,000	3,000
Additional Paid-In Capital	84,052,000	82,928,000
Accumulated Deficit	(69,107,000)	(67,741,000)
TOTAL STOCKHOLDERS’ EQUITY	14,948,000	15,190,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,011,000	$50,715,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations
For the Years Ended December 31,

	2024	2023

Net Sales	$55,108,000	$51,516,000

Cost of Sales	46,176,000	44,088,000

Gross Profit	8,932,000	7,428,000

Operating Expenses	8,473,000	7,723,000

Income/(Loss) from Operations	459,000	(295,000)

Interest Expense	(1,421,000)	(1,448,000)

Interest Expense - Related Parties	(472,000)	(472,000)

Other Income, Net	68,000	84,000

Loss before Benefit From Income Taxes	(1,366,000)	(2,131,000)

Provision for Income Taxes	-	-

Net Loss	$(1,366,000)	$(2,131,000)

Loss per share - Basic and diluted	$(0.41)	$(0.65)

Weighted Average Shares Outstanding - Basic and diluted	3,336,464	3,278,513

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2023	3,247,937	$3,000	$82,446,000	$(65,610,000)	$16,839,000
Common Stock issued for directors fees	55,108	-	200,000	-	200,000
Stock Based Compensation	-	-	282,000	-	282,000
Net Loss	-	-	-	(2,131,000)	(2,131,000)
Balance, December 31, 2023	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000

Common Stock issued for directors fees	39,845	-	157,000	-	157,000
Stock Based Compensation	-	-	640,000	-	640,000
Exercise of stock options	15,229	-	-	-	-
Common Stock issued for cash	116,851	-	327,000	-	327,000
Net Loss	-	-	-	(1,366,000)	(1,366,000)
Balance, December 31, 2024	3,474,970	$3,000	$84,052,000	$(69,107,000)	$14,948,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,366,000)	$(2,131,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,072,000	2,268,000
Stock-based Compensation	797,000	482,000
Amortization of Finance Lease Right-of-Use Assets	176,000	84,000
Amortization of Operating Lease Right-of-Use Assets	676,000	607,000
Deferred gain on sale of real estate	(38,000)	(38,000)
(Gain)/Loss on sale of equipment	(15,000)	14,000
Allowances for Credit Losses	52,000	63,000
Amortization of deferred financing costs	68,000	68,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(1,060,000)	1,528,000
Inventory	1,040,000	1,970,000
Prepaid expenses and other current assets	(74,000)	10,000
Prepaid taxes	(19,000)	(9,000)
Deposits and other assets	375,000	(600,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	961,000	(1,451,000)
Operating lease liabilities	(879,000)	(779,000)
Customer deposits	(2,442,000)	2,776,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	324,000	4,862,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,301,000)	(2,119,000)
Proceeds from sale of fixed assets	16,000	7,000
NET CASH USED IN INVESTING ACTIVITIES	(2,285,000)	(2,112,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	2,101,000	(2,548,000)
Proceeds from term loan - Current Credit Facility	1,006,000	740,000
Proceeds from term loan - Solar Facility	8,000	393,000
Proceeds from Common Stock issued for cash	327,000	-
Payments of term loan - Current Credit Facility	(869,000)	(1,113,000)
Payments of deferred Financing Costs	-	(25,000)
Payments of finance lease obligations	(196,000)	(123,000)
Payments of loan payable - financed asset	(9,000)	(9,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,368,000	(2,685,000)

NET INCREASE IN CASH	407,000	65,000
CASH AT BEGINNING OF YEAR	346,000	281,000
CASH AT END OF YEAR	$753,000	$346,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows
For the Years Ended December 31, (Continued)

	2024	2023

Supplemental cash flow information
Cash paid during the year for interest	$1,849,000	$1,913,000
Cash paid during the year for taxes	$20,000	$6,100

	2024	2023

Supplemental Disclosure of non-cash investing and finance activities
Financing from Solar Credit Facility directly to contractor	$533,000	$-
Acquisition of financed lease asset	$319,000	$679,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the years ended December 31, 2024 and 2023, the accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules and regulations of the Securities and Exchange Commission. All dollar amounts have been rounded to the nearest whole number. As a result, totals may not sum precisely due to rounding.

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

As of December 31, 2024, the Company met all the financial and business covenants required under the terms of its Current Credit Facility which included a minimum EBITDA on a twelve-month basis of $2.8 million. In the past, the Company has not met its financial and business covenants, most recently as of March 31, 2024, and therefore historically classified the term loan as current at December 31, 2023 in accordance with the guidance in Accounting Standards Codification (“ASC”) 470-10-45. “Debt – Other Presentation Matters”, related to the classification of callable debt. The terms of all outstanding indebtedness are discussed further in “Note 8. Debt”.

Management’s plans are to increase net sales for fiscal 2025 as compared to fiscal 2024. The Company believes that these plans are supported by the Company’s 18- month funded backlog which, as of December 31, 2024, was $117.9 million. Further, it anticipates increases in funded orders in 2025 pursuant to Long-Term Agreements (“LTA”) agreements from its existing customers as well as new customers.

The Company generally sources its raw material, principally metal casting or forgings, from domestic sources. As such the company is not exposed to increased prices on imports but would be subject to increased prices if proposed tariffs cause the general level of prices for its products to increase. One product for commercial aviation is sourced from China. The Company’s contract for this product provides for a price adjustment if the cost of the raw material increases by more than five percent (5%).

The Company’s products are used primarily in United States military aviation and as such are more susceptible to changes in the US defense budget than to changes in general economic conditions. However, the Company does have exposure to the commercial aviation, and demand for these products may be reduced if general economic conditions deteriorate.

The Current Credit Facility expires on December 30, 2025. In addition, the Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. If it were to default under the Current Credit Facility, the Company’s lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility, the Company would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, combined with the reasonable possibility that the Company might fail to meet covenants in the future, raise substantial doubt about its ability to continue as a going concern for the one year commencing as of the date of filing these consolidated financial statements.

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

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for expected credit losses based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for expected credit losses primarily using historical experience as well as current conditions that affect the collectability of the reported amount. Accounts receivable are written off when deemed uncollectible.  Bad debt expenses are recorded in operating expenses on the consolidated statements of operations.

Inventory Valuation

The Company values inventory at the lower of cost or estimated net realizable value using the first-in first out method. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value. Adjustments to inventory net realizable value are recorded in cost of sales.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events triggering a review for impairment during the years ended December 31, 2024 and 2023.

Deferred Financing Costs

Costs incurred with obtaining and executing revolving debt arrangements are capitalized and recorded in other Deferred financing costs, net, deposits, and other assets and amortized using the effective interest method over the term of the related debt. Costs incurred with obtaining and executing other debt arrangements are presented as a direct deduction from the carrying value of the associated debt and also amortized using the effective interest method over the term of the related debt. The amortization of financing costs is included in interest expense in the Consolidated Statements of Operations.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. Contract costs receivable totals $296,000 at both December 31, 2024 and 2023. The Company collected this receivable on March 18, 2025.

Risks and Uncertainties

The continuing impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, the Company, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact on its revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect its sales, marketing, and client service efforts, delay and lengthen its sales cycles, decrease its employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm its business and results of operations.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”) reviews financial performance and makes decisions on a consolidated basis. (See Note 15. Segment Reporting).

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

We recognize revenue at the point in time in which the performance obligation is fully satisfied. This is satisfied when the product has shipped, which is the point in time the customer obtains control of the product and we no longer maintain control of the product.

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

Warranties are provided on certain contracts, but do not provide for services beyond standard assurances and are therefore not considered to be separate performance obligations. Warranties during the years ended December 31, 2024 and 2023, were not material.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon the shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At December 31, 2024 and 2023, customer deposits were $1,115,000 and $3,557,000, respectively. The Company recognized revenue of $2,442,000 during year ended December 31, 2024, that was included in the customer deposits balance as of December 31, 2023. The Company recognized revenue of $461,000 during the year ended December 31, 2023, that was included in the customer deposits balance of $781,000 as of December 31, 2022.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a customer purchase order. As of December 31, 2024, backlog relating to remaining performance obligations on contracts was approximately $117.9 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four-months, with the rest thereafter. This expectation assumes that raw material suppliers and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not in our backlog.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The more significant management estimates are inventory valuation, and income tax provision. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, international governments or commercial airlines.

The composition of customers that exceeded 10% of net sales for the years ended December 31, 2024 or 2023 are shown below:

	Percentage of Net Sales
Customer	2024	2023
RTX (A)	29.3%	29.3%
Lockheed Martin	25.1%	24.7%
Northrop	18.3%	3.6%
Boeing	0.7%	12.2%

(A)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable 2024 or 2023 are shown below:

	Percentage of Net Receivables
Customer	2024	2023

RTX (A)	38.2%	45.5%
Ontic	14.6%	1.1%
Northrop	11.0%	8.2%
Boeing	2.6%	16.3%

(A)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Product
Military	$38,498,000	$42,394,000
Commercial	16,610,000	9,122,000

Total	$55,108,000	$51,516,000

Cash

For the years ended December 31, 2024 and 2023, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	December 31,	December 31,
	2024	2023

Stock Options	180,250	461,870
	180,250	461,870

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during these periods:

	December 31,	December 31,
	2024	2023

Stock Options	236,753	-
Restricted Stock units	282,628	-
Convertible notes payable	405,800	405,800
	925,181	405,800

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $640,000 and $282,000 for the years ended December 31, 2024 and 2023, respectively. Stock compensation expense for directors amounted to $157,000 and $200,000 for the years ended December 31, 2024 and 2023, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying consolidated statements of operations.

Freight Out

Freight out is included in operating expenses and amounted to $67,000 and $87,000 for the years ended December 31, 2024 and 2023, respectively.

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

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rates within the Company’s operating leases are generally not determinable and, therefore, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using it’s estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

Assets held under finance lease obligations are depreciated over the shorter of their related lease terms or their estimated useful lives.

Recently Issued Accounting Pronouncements

In November 2023, Financial Accounting Standards Board (“FASB) issued Accounting Standards Updated (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023. The Company has retrospectively adopted this pronouncement. These updates resulted in expanded disclosures. See Note 15. Segment Information.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires public business entities to disclose additional information about specific expenses categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31, 2024	December 31, 2023

Accounts Receivable Gross	$9,296,000	$8,236,000
Allowance for Credit Losses	(396,000)	(344,000)
Accounts Receivable Net	$8,900,000	$7,892,000

The allowance for credit losses for the years ended December 31, 2024 and 2023 is as follows:

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
	Year	Expenses	Reserves	Year
Year ended December 31, 2024 Allowance for Credit Losses	$344,000	$203,000	$(151,000)	$396,000
Year ended December 31, 2023 Allowance for Credit Losses	$281,000	$88,000	$(25,000)	$344,000

Note 4. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2024	2023

Raw Materials	$6,318,000	$4,968,000
Work In Progress	13,028,000	12,798,000
Semi-Finished Goods	8,805,000	10,296,000
Final-Finished Goods	660,000	1,789,000
Total Inventory	$28,811,000	$29,851,000

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2024	2023

Land	$300,000	$300,000
Buildings and Improvements	2,739,000	2,206,000	31.5 years
Machinery and Equipment	25,592,000	24,552,000	5 - 8 years
Tools and Instruments	15,238,000	14,314,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	299,000	5 - 8 years
Leasehold Improvements	1,139,000	1,025,000	Term of lease
Computers and Software	605,000	605,000	4 - 6 years
Total Property and Equipment	46,188,000	43,567,000
Less: Accumulated Depreciation	(37,379,000)	(35,519,000)
Property and Equipment, net	$8,809,000	$8,048,000

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $2,072,000 and $2,268,000, respectively.

Note 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses at December 31, are detailed as follows:

	December 31, 2024	December 31, 2023

Accounts Payable	$5,580,000	$5,461,000
Accrued Payroll	369,000	373,000
Accrued Bonuses	350,000	-
Accrued Expenses – other	716,000	257,000
Accounts Payable and accrued expenses	$7,015,000	$6,091,000

Note 7. SALE-LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $67,000 and $105,000 as of December 31, 2024 and 2023, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

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

Note 8. Debt

Indebtedness to third parties consists of the following:

	December 31,	December 31,
	2024	2023

Revolving loan to Webster Bank (“Webster”)	$12,905,000	$10,804,000
Term loan, Webster	5,225,000	5,045,000
CT Green Bank Loan	970,000	393,000
Finance lease obligations	1,007,000	884,000
Loans Payable - financed assets	14,000	22,000
Subtotal	20,121,000	17,148,000
Less: Current portion	(18,362,000)	(16,036,000)
Long Term Portion	$1,759,000	$1,112,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on December 30, 2025. This facility, which was entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), a $5,700,000 term loan and a $1,640,000 term loan (“Term Loans”). The loan is secured by a lien on substantially all of the assets of the Company.

As of December 31, 2024, there is $12,905,000 outstanding under the Revolving Line of Credit and $5,225,000 under the Term Loans.

As discussed in Note 1, the Current Credit Facility expires on December 30, 2025. Therefore, the entire Term Loan is classified as short term as of December 31, 2024.

The below table shows the timing of payments due under the Term Loans:

For the year ending	Amount
December 31, 2025	$5,225,000
Term Loan payable	5,225,000
Less: Current portion of Term Loan payable	(5,225,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $1,304,000 and $1,391,000 for the years ended December 31, 2024 and 2023, respectively. Interest expense includes the amortization of deferred finance costs of $68,000 and $68,000 in 2024 and 2023, respectively.

As of December 31, 2024, the Company was in full compliance with all financial covenants. The below summarizes various terms of the Current Credit Facility:

●	The Company is required to achieve a defined EBITDA (Non-GAAP measure) amount at the end of each Fiscal Quarter on a rolling basis. As of December 31, 2024, the Company achieved and exceeded the required EBITDA for the cumulative twelve months period ending December 31, 2024. Beginning with the Fiscal Quarter ending March 31, 2025, the Company is required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve month basis of 1.05x and beginning with the fiscal quarter ending September 30, 2025 the Company is required to meet a Fixed Coverage Charge Ratio of 1.25x .

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation there is a $43,500 Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 7.66% and 7.55% for the years ended December 31, 2024 and 2023, respectively.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral.

The below summarizes historical amendments to the Current Credit Facility

●	On August 4, 2023, we entered into a Fifth Amendment that waived a default caused by our failure to meet the required Fixed Coverage Charge Ratio for the fiscal quarter ended March 31, 2023. Additionally, the amendment provided for a revised Fixed Coverage Charge Ratio for the fiscal quarters ending June 30, 2023 and September 30, 2023 and increased the amount of purchase money secured debt (or finance leases) we are allowed to have outstanding at any time to $2,000,000. In connection with this amendment, we paid a fee of $10,000.

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

●	On May 31, 2024, we entered into a Seventh Amendment that waived the default caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Sixth Amendment. This amendment further revised our Financial Covenants. For the six months ending June 30, 2024 our EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 our EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 our EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of additional equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. Additionally, the Company is allowed to pay off up to $4,800,000 of related party notes with funds raised in the Company’s At The Market debt offering. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of December 31, 2024, the Company has borrowing capacity of approximately $7,095,000 under the Revolving Loan.

Solar Credit Facility

On August 16, 2023, the Company entered into a financing agreement (“Solar Credit Facility”) with CT Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. The Solar Credit Facility provided for advances to be made by CT Green Bank upon its approval of costs incurred on the Project up to $934,000. As of October 1, 2024, cumulative advances totaling $934,000 had been made including the payment of CT Green Bank’s closing costs of $25,000. Total interest accrued on the advances at the rate of 5% was $36,000.

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment will be for interest only, subsequent semi-annual payments beginning with the payment due on January 1, 2026 will include both principal and interest. As of December 31, 2024, the amount classified as long term is $970,000 and the amount classified as current is $0.

Interest expense related to the Solar Credit Facility amounted to approximately $44,000 and $6,000 for the years ended December 31, 2024 and 2023, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of manufacturing equipment. The obligations for the finance leases totaled $1,007,000 and $884,000 as of December 31, 2024 and 2023, respectively. The leases have an average imputed interest rate of 7.31% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030. Interest expense related to the finance leases amounted to approximately $73,000 and $50,000 for the years ended December 31, 2024 and 2023, respectively

	Year Ended
	December 31,	December 31,
	2024	2023
Finance Lease cost:
Amortization of ROU assets	$176,000	$84,000
Interest on lease liabilities	73,000	50,000
Total lease Costs	$249,000	$134,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$196,000	$123,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$319,000	$679,000

	December 31,	December 31,
	2024	2023

Weighted Average Remaining Lease Term - in years	4.8	5.4
Weighted Average Discount rate - %	7.44%	7.31%

As of December 31, 2024, the aggregate future minimum finance lease payment, including imputed interest are as follows:

For the year ending	Amount
December 31, 2025	$291,000
December 31, 2026	266,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	190,000
Thereafter	74,000
Total future minimum finance lease payments	1,201,000
Less: imputed interest	(194,000)
Less: Current portion	(223,000)
Long-term portion	$784,000

Loans Payable – Financed Assets

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $14,000 and $22,000 as of December 31, 2024 and 2023, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2025	$9,000
December 31, 2026	5,000
Loans Payable - financed assets	14,000
Less: Current portion	(9,000)
Long-term portion	$5,000

Related Party Indebtedness

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable (together referred to as “Related Party Notes”) with Michael and Robert Taglich which generated proceeds to the Company totaling $6,550,000. In connection with the issuance of the Related Party Notes, Michael and Robert Taglich were issued a total of 35,508 shares of common stock and Taglich Brothers, Inc. was issued promissory notes totaling $554,000 for placement agency fees.

The Related Party Notes outstanding as of December 31, 2024 consists of:

	Michael Taglich, Robert Taglich, Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	1,000,000	350,000	-	1,350,000
Total	$3,666,000	$2,255,000	$241,000	$6,162,000

Of the $6,162,000, approximately $2,732,000 bears an annual rate of interest of 6%, $2,080,000 bears an annual rate of 7% and $1,350,000 bears an annual interest rate of 12%. Interest expense for the years ended December 31, 2024 and 2023 was $472,000 and $472,000, respectively.

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

Under the Eighth Amendment to the Current Credit Facility, the Company is allowed to make principal payments of up to $4,800,000. During the first quarter of 2025, the Company paid a total of $1,291,000 of principal payments to reduce the outstanding Related Party Notes payable. Of the $1,291,000 paid, $1,050,000 was paid to Michael Taglich and $241,000 was paid to Taglich Brothers, Inc.

Note 9. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Year Ended
	December 31,	December 31,
	2024	2023
Operating lease cost:	$1,286,000	$1,156,000
Total lease cost	$1,286,000	$1,156,000

Other Information
Cash paid for amounts included in the measurement lease liability:	1,070,000	1,038,000
Operating cash flow from operating leases	$1,070,000	$1,038,000

	December 31,	December 31,
	2024	2023
Weighted Average Remaining Lease Term - in years	1.72	2.66
Weighted Average discount rate - %	9.36%	9.10%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
December 31, 2025	$992,000
December 31, 2026	730,000
Total future minimum lease payments	1,722,000
Less: discount	(139,000)
Total operating lease maturities	1,583,000
Less: current portion of operating lease liabilities	(881,000)
Total long term portion of operating lease maturities	$702,000

Note 10. STOCKHOLDERS’ EQUITY

Common Stock – Issuances of Securities

The Company issued 39,845 and 55,108 shares of common stock totaling $157,000 and $200,000 in payment of Director’s fees for the years ended December 31, 2024 and 2023, respectively. Such expense is included in Operating Expenses in the consolidated statements of operations.

The Company issued 15,229 shares, of common stock to net settle the exercise of stock options for the year ended December 31, 2024, respectively. There were no issuances of common stock due to the exercise of stock options for year ended December 31, 2023.

During the first quarter of 2025, the Company issued 9,185 shares of common stock in payment of Director’s fees totaling $39,000.

Common Stock – Sale of Securities

In December 2024 the Company issued and sold pursuant to a Registration Statement on Form S-3 declared effective on December 19, 2024, 116,851 shares of common stock for gross proceeds of $509,000 in an At The Market offering. Costs of the sale amounted to $182,000.

During the first quarter of 2025, the Company issued and sold pursuant to a Registration Statement on Form S-3 declared effective on December 19, 2024, 209,940 shares of common stock for gross proceeds of $903,000. Costs of the sale amounted to $49,000.

Note 11. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

Our AIM subsidiary has a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the “Union”). This agreement is effective until December 31, 2027 and covers the majority of AIM’s 125 personnel. The Company is not required to make a monthly contribution to Union’s United Welfare Fund and the United Services Worker’s Security Fund, the sole pension benefit for covered employees. The Company is not obligated to provide any future defined benefits. The Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $145,000 and $147,000 for the years ended December 31, 2024 and 2023, respectively. The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan.

Medical benefits for union employees are provided through a policy with Insperity Services, Inc. (“Insperity”), a professional employer organization that provides out-sourced human resource services. The cost of such benefits are substantially borne by the Company.

The collective bargaining agreement contains a “no-strike” clause and a “no-lock-out” clause. The Company believes it maintains good relationships with the Union.

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

Note 12. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property formerly occupied by the Company’s former subsidiary, Welding Metallurgy, Inc (“WMI”), at 110 Plant Avenue, Hauppauge, New York. Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by what it claims was the Sublease commencement date. On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000. Subsequently, Contact Pharmacal moved to amend its Complaint. The Company opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division. The Appellate Division upheld the denial of Contract Pharmacal’s motion for summary judgement and upheld the denial of its motion to amend its Complaint. On March 28, 2024, Contract Pharmacal filed a motion to reargue the appeal previously denied by the Appellate Division. Pending a decision by the Appellate Division the Trial Court has adjourned the case.  Regardless of the decision by the Appellate Division, Contract Pharmacal will be required to file an amended complaint.  The Company has consistently disputed the validity of the claims asserted by Contract Pharmacal and continues to believe it has a meritorious defense to those claims based on, among other items, language in the Sublease. The Company intends to continue to dispute the validity of the claim asserted by Contract Pharmacal.

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

Note 13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2024 and 2023, is set forth below:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Current
Federal	$-	$-
State	-	-

Total Provision for Income Taxes	$-	$-

The following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate for the years ended December 31, 2024 and 2023 is set forth below:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
U.S. statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	0.22%	2.43%
Permanent difference, overaccruals, and non-deductible items	-0.82%	-2.71%
Change in state rate	-7.53%	-15.20%
Deferred tax valuation allowance	-13.77%	-10.13%
True-up and Other	0.90%	4.61%
Total	0.00%	0.00%

The components of net deferred tax assets at December 31, are set forth below:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Current:
Net operation loss	$4,871,000	$4,996,000
Allowance for doubtful accounts	140,000	133,000
Inventory - IRC 263A adjustment	296,000	336,000
Stock based compensation - options and restricted stock	218,000	159,000
Capitalized engineering costs	134,000	211,000
Amortization - NTW Transaction	178,000	251,000
Inventory reserve	644,000	715,000
Deferred gain on sale of real estate	14,000	23,000
Accrued Expenses	113,000	37,000
Disallowed interest	2,269,000	2,024,000
Operating lease liabilities	339,000	546,000
Total deferred tax asset before valuation allowance	9,216,000	9,431,000
Valuation allowance	(8,091,000)	(7,903,000)
Total deferred tax asset after valuation allowance	1,125,000	1,528,000

Deferred tax liabilities	(255,000)	(1,114,000)
Property and equipment	(870,000)	(414,000)
Total deferred tax liabilities	(1,125,000)	(1,528,000)

Net deferred tax asset	$-	$-

During the years ended December 31, 2024 and 2023, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, at this time sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2024 and 2023, the Company provided a valuation allowance on its net deferred tax assets of $8,091,000 and $7,903,000, respectively. The Company’s valuation allowance increased by $188,000 and $202,000 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had a Federal net operating loss carry forward of approximately $21,788,000, of which approximately $14,144,000 expires from 2033 through 2037 and $7,644,000 does not expire. In addition, the Company has net operating loss carryforwards from various states of approximately $4,669,000 which expire starting in 2035.

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

At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2024, and 2023, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2024 tax years generally remain subject to examination by federal and state tax authorities.

Note 14. STOCK OPTIONS AND RESTRICTED STOCK UNITS

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

During the years ended December 31, 2024 and 2023, the Company granted options to purchase 80,000 and 189,620 shares of common stock, respectively, to certain of its employees and directors.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $317,000 and $482,000 in its consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively, and such amounts were included as a component of operating expenses on the consolidated statement of operations.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2024	2023
Risk-free interest rates	3.8	3.70% - 3.97%
Expected life (in years)	2.7	2.50 - 3.5
Expected volatility	64%	61%
Dividend yield	0.00%	0.00%

Weighted-average grant date fair value per share	$3.75	$3.46

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

A summary of the status of the Company’s stock options as of December 31, 2024 and 2023, and changes during the two years then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2023	303,050	$11.70
Granted during the period	189,620	3.46
Exercised during the period	-	-
Terminated/Expired during the period	(30,800)	13.60
Balance, December 31, 2023	461,870	$8.34
Granted during the period	80,000	3.75
Exercised during the period	(15,229)	3.45
Terminated/Expired during the period	(109,638)	9.86
Balance, December 31, 2024	417,003	$7.00

Exercisable at December 31, 2024	372,005	$7.41

Issuance of Stock Options

Issued in 2024

On August 13, 2024, the Company granted to its directors’ stock options to purchase an aggregate of 80,000 shares of the Company’s common stock at a price of $3.75 per share. The options expire on August 31, 2029 and vest over a term of one year.

Issued in 2023

On May 23, 2023, the Company granted to its directors and certain members of management and employees, stock options to purchase an aggregate of 108,620 shares of the Company’s common stock at a price of $3.43 per share. The options expire on the June 30, 2028 and vested immediately.

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

The following table summarizes information about outstanding stock options at December 31, 2024:

			Wtd. Avg.
Range of Exercise Price	Number Outstanding	Wtd. Avg. Life	Exercise Price
$3.43 - $23.80	417,003	2.8 years	$7.00

As of December 31, 2024, there was $21,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of .5 years.

The aggregate intrinsic value at December 31, 2024, based on the Company’s closing stock price of $4.07 was $121,000. The aggregate intrinsic value at December 31, 2023 was based on the Company’s closing stock price of $3.25 was approximately $0. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

The weighted average fair value of options granted during the years ended December 31, 2024 and 2023 was $3.75 and $3.46 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $20,000 and $0. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $100,000 and $417,000, respectively.

Restricted Stock Units (“RSUs”)

During the years ended December 31, 2024, the Company granted 282,628 RSUs to certain employees with a grant date fair value of $1,713,000. These Restricted Stock Units vest solely on the basis of continued service through the vesting dates.

A summary of the status of the Company’s RSUs as of December 31, 2024 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Unvested Units at January 1, 2024	-	$-
Granted during the period	282,628	6.06
Vested during the period	-	-
Terminated/Forfeited during the period	-	-
Unvested Units at December 31, 2024	282,628	$6.06

Vested Units at December 31, 2024	-	$-

The Company recorded stock-based compensation expense of $480,000 for the year ended December 31, 2024 and such amounts were included as a component of operating expenses on the consolidated statements of operations.

As of December 31, 2024, there was $1,233,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 2.25 years.

Note 15. SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM used consolidated sales, gross margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the need to allocate its budget to operating expenses and invest in additional equipment. The segment assets are equal to the assets presented in the consolidated balance sheets.

The significant expenses that are regularly provided to the CODM are disclosed in the consolidated statements of operations as a part of the consolidated net income (loss). See the consolidated financial statements for all financial information regarding the Company’s operating segment.

All revenues of the Company are earned in the United States of America.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of use assets recognized on the Consolidated Balance Sheets were located in the United States.