Form 10-Q
period 2025-03-31
AIR INDUSTRIES GROUP
filed 2025-05-15
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

or

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

There were 3,764,237 shares of the registrant’s common stock outstanding as of May 13, 2025.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this report and the risks discussed in our other filings with the Security and Exchange Commission (“SEC”).

We do not intend to update or revise publicly and undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to review any additional disclosures we make in our reports filed with the SEC.

ii

PART I

FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets
Cash	$285,000	$753,000
Accounts Receivable, Net of Allowance for Credit Losses of $416,000 and $396,000	6,783,000	8,900,000
Inventory	28,935,000	28,811,000
Prepaid Expenses and Other Current Assets	366,000	371,000
Contract Costs Receivable	-	296,000
Prepaid Taxes	58,000	56,000
Total Current Assets	36,427,000	39,187,000

Property and Equipment, Net	9,446,000	8,809,000
Finance Lease Right-Of-Use-Assets	1,064,000	1,113,000
Operating Lease Right-Of-Use-Assets	1,008,000	1,190,000
Deferred Financing Costs, Net, Deposits and Other Assets	443,000	712,000

TOTAL ASSETS	$48,388,000	$51,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$18,096,000	$18,362,000
Accounts Payable and Accrued Expenses	6,463,000	7,015,000
Operating Lease Liabilities	871,000	881,000
Deferred Gain on Sale	38,000	38,000
Customer Deposits	583,000	1,115,000
Total Current Liabilities	26,051,000	27,411,000

Long Term Liabilities
Debt	1,685,000	1,759,000
Subordinated Notes - Related Party	4,871,000	6,162,000
Operating Lease Liabilities	473,000	702,000
Deferred Gain on Sale	19,000	29,000
TOTAL LIABILITIES	33,099,000	36,063,000

Commitments and Contingencies (see Note 8)

Stockholders’ Equity
Preferred Stock - par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2025 and December 31, 2024.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 3,694,095 and 3,474,970 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,000	3,000
Additional Paid-In Capital	85,380,000	84,052,000
Accumulated Deficit	(70,095,000)	(69,107,000)
TOTAL STOCKHOLDERS’ EQUITY	15,289,000	14,948,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,388,000	$51,011,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2025	2024

Net Sales	$12,135,000	$14,061,000

Cost of Sales	10,101,000	12,155,000

Gross Profit	2,034,000	1,906,000

Operating Expenses	2,780,000	2,165,000

Loss from Operations	(746,000)	(259,000)

Interest Expense	(345,000)	(344,000)

Interest Expense - Related Parties	(99,000)	(118,000)

Other Income, Net	202,000	15,000

Loss before Income Taxes	(988,000)	(706,000)

Provision for Income Taxes	-	-

Net Loss	$(988,000)	$(706,000)

Loss per share - Basic and diluted	$(0.27)	$(0.21)

Weighted Average Shares Outstanding - Basic and diluted	3,639,337	3,314,420

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2025	3,474,970	$3,000	$84,052,000	$(69,107,000)	$14,948,000
Common Stock issued to directors	9,185	-	39,000	-	39,000
Stock-Based Compensation	-	-	435,000	-	435,000
Common Stock issued for cash	209,940	1,000	854,000	-	855,000
Net Loss	-	-	-	(988,000)	(988,000)
Balance, March 31, 2025	3,694,095	$4,000	$85,380,000	$(70,095,000)	$15,289,000

Balance, January 1, 2024	3,303,045	$3,000	$82,928,000	$(67,741,000)	15,190,000
Common Stock issued to directors	12,323	-	38,000	-	38,000
Stock-Based Compensation	-	-	24,000	-	24,000
Net Loss	-	-	-	(706,000)	(706,000)
Balance, March 31, 2024	3,315,368	3,000	82,990,000	(68,447,000)	14,546,000

See notes to accompanying condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(988,000)	$(706,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	580,000	527,000
Stock-based compensation	474,000	62,000
Amortization of Finance Lease Right-of-Use Assets	49,000	38,000
Amortization of Operating Lease Right-of-Use Assets	182,000	162,000
Deferred gain on sale	(10,000)	(10,000)
Allowance for credit losses	20,000	(23,000)
Amortization of deferred financing costs	17,000	17,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	2,097,000	(120,000)
Inventory	(124,000)	492,000
Prepaid expenses and other current assets	5,000	(48,000)
Contract costs receivable	296,000	-
Prepaid taxes	(2,000)	-
Deposits and other assets	252,000	(198,000)
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(552,000)	184,000
Operating lease liabilities	(239,000)	(210,000)
Customer deposits	(532,000)	(399,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,525,000	(232,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,217,000)	(111,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,217,000)	(111,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	(1,701,000)	501,000
Proceeds from term loan - Current Credit Facility	1,640,000	-
Proceeds from Common Stock issued for cash	855,000	-
Payments of Subordinated Notes - related party	(1,291,000)	-
Payments of term loan - Current Credit Facility	(223,000)	(236,000)
Payments of finance lease obligations	(54,000)	(41,000)
Payments of loan payable - financed asset	(2,000)	(2,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(776,000)	222,000

NET DECREASE IN CASH	(468,000)	(121,000)
CASH AT BEGINNING OF PERIOD	753,000	346,000
CASH AT END OF PERIOD	$285,000	$225,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31,

(Unaudited)

	2025	2024

Supplemental cash flow information
Cash paid during the period for interest	$432,000	$456,000
Cash paid during the period for taxes	$17,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Financing from Solar Credit Facility directly to contractor	$-	$399,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”).  The accompanying condensed consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries: Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”) (together, the “Company”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 15, 2025, from which the accompanying condensed consolidated balance sheet dated December 31, 2024 was derived.

Going Concern and Management’s Plan

As of March 31, 2025, the Company met all the financial and business covenants required under the terms of its Current Credit Facility which included a minimum Fixed Charge Coverage Ratio of 1.05x on a twelve-month basis. The Current Credit Facility expires on December 30, 2025; therefore, the term loan has been classified as current at both March 31, 2025 and December 31, 2024 in accordance with the guidance in Accounting Standards Codification (“ASC”) 470-10-45. “Debt – Other Presentation Matters”, related to the classification of callable debt. The terms of all outstanding indebtedness are discussed further in “Note 5. Debt”.

Management’s plans are to increase net sales for fiscal 2025 as compared to fiscal 2024. The Company believes that these plans are supported by the Company’s 18 month funded backlog which, as of March 31, 2025, was $120.6 million. Further, it anticipates increases in funded orders in 2025 pursuant to Long-Term Agreements (“LTA”) agreements from its existing customers as well as new customers. In addition, Management has begun negotiations with both the lender of its Current Credit Facility and holders of its related party notes.

The Company generally sources its raw material, principally metal casting or forgings, from domestic sources. As such the company is generally not exposed to increased prices on imports but would be subject to increased prices if proposed tariffs or disruptions in supply chains resulting from tariffs or other geopolitical events, cause the general level of prices for its products to increase. One component used by the Company on a key commercial aviation program is sourced from China. The Company’s contract with its customer requires the Company to absorb the first five percent (5%) of any cost increases with further increases absorbed by the customer.

The Company’s products are used primarily in United States military aviation and as such are more susceptible to changes in the US defense budget than to changes in general economic conditions. However, the Company does have exposure in commercial aviation; demand for these products may be reduced if general economic conditions deteriorate.

The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. If it were to default under the Current Credit Facility, the Company’s lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility, the Company would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, raise substantial doubt about its ability to continue as a going concern for the one year commencing as of the date of filing these interim condensed consolidated financial statements.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for expected credit losses based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for expected credit losses based upon historical experiences as well as current conditions that affect the collectability of the reported amount and regularly evaluates individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions and other relevant factors, in setting specific reserves for certain accounts. Accounts receivable are written off when deemed uncollectible.  Bad debt expenses are recorded in operating expenses on the condensed consolidated statements of operations.

The activity for the allowance for credit losses during the three months ended March 31, 2025 and 2024 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Three Months ended March 31, 2025 Allowance for Credit Losses	$396,000	$20,000	$-	$416,000
Three Months ended March 31, 2024 Allowance for Credit Losses	$344,000	$26,000	$(49,000)	$321,000

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

Inventories consist of the following at:

	March 31,	December 31,
	2025	2024

Raw Materials	$5,073,000	$6,318,000
Work In Progress	14,217,000	13,028,000
Semi-Finished Goods	8,687,000	8,805,000
Final-Finished Goods	958,000	660,000
Total Inventory	$28,935,000	$28,811,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales for the three months ended March 31, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
Lockheed Martin	39.6%	25.9%
RTX (a)	28.9%	33.4%
Northrop	8.1%	11.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable at March 31, 2025 and December 31, 2024 are shown below:

	Percentage of Net Receivables
	March 31,	December 31,
Customer	2025	2024
RTX (a)	48.6%	38.2%
Lockheed Martin	13.0%	8.6%
Ontic	10.5%	14.6%
Northrop	6.0%	11.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended March 31, 2025 and 2024:

Product	March 31, 2025	March 31, 2024

Military	$8,340,000	$10,385,000
Commercial	3,795,000	3,676,000
Total	$12,135,000	$14,061,000

Cash

During the period ended March 31, 2025, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

Major Suppliers

The Company utilizes sole-source suppliers to supply raw materials or other parts used in production. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable or unwilling to provide parts for any reason, the Company’s business would be severely harmed.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon the shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At March 31, 2025 and December 31, 2024, customer deposits were $583,000 and $1,115,000, respectively. The Company recognized revenue of $531,000 during the three months ended March 31, 2025 that was included in customer deposits balance as of December 31, 2024. The Company recognized revenue of $399,000 during the three months ended March 31, 2024, that was included in the customer deposits balance as of December 31, 2023.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of March 31, 2025, backlog relating to remaining performance obligations on contracts was approximately $120.6 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four-months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not included in our backlog.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company collected the contract cost receivable of $296,000 at December 31, 2024 in March of 2025. Contract costs receivable at March 31, 2025 and December 31, 2024 were $0 and 296,000, respectively.

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

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Stock Options	374,503	424,010
Restricted Stock Units	285,628	-
Convertible notes payable	361,700	405,800
	1,021,831	829,810

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $435,000 and $24,000 for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense for directors amounted to $39,000 and $38,000 for the three months ended March 31, 2025 and 2024, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$300,000	$300,000
Buildings and Improvements	2,739,000	2,739,000	31.5 years
Machinery and Equipment	26,589,000	25,592,000	5 - 8 years
Tools and Instruments	15,458,000	15,238,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	309,000	5 - 8 years
Leasehold Improvements	1,139,000	1,139,000	Term of lease
Computers and Software	605,000	605,000	4 - 6 years
Total Property and Equipment	47,405,000	46,188,000
Less: Accumulated Depreciation	(37,959,000)	(37,379,000)
Property and Equipment, net	$9,446,000	$8,809,000

Depreciation expense for the three months ended March 31, 2025 and 2024 was approximately $580,000 and $527,000, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating lease cost:	$278,000	$321,000
Total lease cost	$278,000	$321,000

Other Information
Cash paid for amounts included in the measurement lease liability:	273,000	265,000
Operating cash flow from operating leases	$273,000	$265,000

	March 31,	December 31,
	2025	2024
Weighted Average Remaining Lease Term - in years	1.50	1.72
Weighted Average discount rate - %	9.49%	9.36%

The aggregate undiscounted cash flows of operating lease payments as of March 31, 2025, with remaining terms greater than one year are as follows:

Amount
December 31, 2025 (remainder of year)	$719,000
December 31, 2026	729,000
Total future minimum lease payments	1,448,000
Less: discount	(104,000)
Total operating lease maturities	1,344,000
Less: current portion of operating lease liabilities	(871,000)
Total long term portion of operating lease maturities	$473,000

Note 5. DEBT

Total debt outstanding as of March 31, 2025 is $24,652,000 and was $26,283,000 at December 31, 2024.

Indebtedness to third parties consists of the following:

	March 31,	December 31,
	2025	2024

Current Credit Facility - Revolver	$11,204,000	$12,905,000
Current Credit Facility - Term Loan	6,642,000	5,225,000
Solar Credit Facility	970,000	970,000
Finance lease obligations	953,000	1,007,000
Loans Payable - financed assets	12,000	14,000
Subtotal	19,781,000	20,121,000
Less: Current portion	(18,096,000)	(18,362,000)
Long-Term Portion	$1,685,000	$1,759,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on December 30, 2025. This facility, which was entered into on December 31, 2019, was amended several times and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), a $5,700,000 term loan and a $1,640,000 term loan (“Term Loans”). The loan is secured by a lien on substantially all of the assets of the Company.

As of March 31, 2025, there is $11,204,000 outstanding under the Revolving Line of Credit and $6,642,000 under the Term Loans.

As discussed in Note 1, the Current Credit Facility expires on December 30, 2025. Therefore, the entire Term Loan is classified as short term as of March 31, 2025.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2025	$6,642,000
Term Loan payable	6,642,000
Less: Current portion of Term Loan payable	(6,642,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $315,000 and $321,000 for the three months ended March 31, 2025 and 2024, respectively. Interest expense includes the amortization of deferred finance costs of $17,000 and $17,000 for the three months ending March 31, 2025 and 2024, respectively.

The below summarizes various terms of the Current Credit Facility:

●	The Company is required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve month basis of 1.05x and beginning with the fiscal quarter ending September 30, 2025 the Company is required to meet a Fixed Coverage Charge Ratio of 1.25x. As of both March 31, 2025 and December 31, 2024, the Company was in full compliance with its covenants.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 6.85% and 7.85% for the three months ended March 31, 2025 and 2024, respectively.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral.

The below summarizes certain historical amendments to the Current Credit Facility

●	On May 31, 2024, we entered into a Seventh Amendment that waived the default caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Sixth Amendment. This amendment further revised our Financial Covenants. For the six months ending June 30, 2024 our EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 our EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 our EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of additional equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. Additionally, the Company is allowed to pay off up to $4,800,000 of related party notes with funds raised in the Company’s At The Market debt offering. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying condensed consolidated balance sheets and are amortized over the term of the loan.

As of March 31, 2025, the Company has borrowing capacity of approximately $8,796,000 under the Revolving Loan.

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

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment will be for interest only, subsequent semi-annual payments beginning with the payment due on January 1, 2026 will include both principal and interest. As of March 31, 2025, the amount classified as short term is $13,000 and the amount classified as long term is $957,000.

Interest expense related to the Solar Credit Facility amounted to approximately $11,000 and $1,000 for the three months ended March 31, 2025 and 2024, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $953,000 and $1,007,000 as of March 31, 2025 and December 31, 2024, respectively. The leases have an average imputed interest rate of 7.31% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Finance Lease cost:
Amortization of ROU assets	$49,000	$38,000
Interest on lease liabilities	18,000	16,000
Total lease Costs	$67,000	$54,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$54,000	$41,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$-

	March 31,	December 31,
	2025	2024

Weighted Average Remaining Lease Term - in years	4.6	4.8
Weighted Average Discount rate - %	7.44%	7.44%

As of March 31, 2025, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2025 (remainder of year)	$218,000
December 31, 2026	266,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	190,000
Thereafter	75,000
Total future minimum finance lease payments	1,129,000
Less: imputed interest	(176,000)
Less: Current portion	(227,000)
Long-term portion	$726,000

Loan Payable – Financed Assets

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $12,000 and $14,000 as of March 31, 2025 and December 31, 2024, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2025 (remainder of year	$7,000
December 31, 2026	5,000
Loans Payable - financed assets	12,000
Less: Current portion	(9,000)
Long-term portion	$3,000

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

Under the Eighth Amendment to the Current Credit Facility, the Company is allowed to make principal payments of up to $4,800,000 with funds raised in the Company’s At the Market offering. For the three month period ended March 31, 2025, the Company paid a total of $1,291,000 of principal payments. Of the $1,291,000 paid, $1,050,000 was paid to Michael Taglich and $241,000 was paid to Taglich Brothers, Inc.

The Related Party Notes outstanding as of March 31, 2025 consist of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,416,000	$1,905,000	$-	$4,321,000
Subordinated Notes	-	550,000	-	550,000
Total	$2,416,000	$2,455,000	$-	$4,871,000

The Related Party Notes outstanding as of December 31, 2024 consist of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	800,000	550,000	-	1,350,000
Total	$3,466,000	$2,455,000	$241,000	$6,162,000

Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Interest expense for the three months ended March 31, 2025 and 2024 on all related party notes payable was $99,000 and $118,000, respectively.

Approximately $2,519,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $1,802,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. There are no principal payments due prior to July 1, 2026.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on July 1, 2026. The Company is currently negotiating with the holders of these Related Party Notes to extend and/or modify the terms of these notes.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuances of Securities

The Company issued 9,185 and 12,323 shares of common stock in payment of director fees totaling $39,000 and $38,000 for the three months ended March 31, 2025 and 2024, respectively.

During the second quarter of 2025, the Company issued 12,950 shares of common stock in payment of directors’ fees totaling $39,000.

During the second quarter of 2025, the Company issued 57,192 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”) to certain employees for the after withholding tax value of 95,210 Restricted Stock Units.

Common Stock – Sale of Securities

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

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $18,000 and $22,000 for the three months ended March 31, 2025 and 2024, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

A summary of the status of the Company’s stock options as of March 31, 2025 and December 31, 2024, and changes during the periods then ended are presented below:

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2024	461,870	$11.70
Granted during the period	80,000	3.75
Exercised during the period	(15,229)	3.45
Terminated/Expired during the period	(109,638)	9.86
Balance, December 31, 2024	417,003	$7.00
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(42,500)	10.30
Balance, March 31, 2025	374,503	$6.62

Exercisable at March 31, 2025	349,505	$6.85

The following table summarizes information about outstanding stock options at March 31, 2025:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.43 - $23.80	374,503	2.9 Years	$6.62

The following table summarizes information about outstanding stock options at December 31, 2024:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.43 - $23.80	417,003	2.8 Years	$7.00

As of March 31, 2025, there was $3,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 0.25 years.

The aggregate intrinsic value at March 31, 2025 was based on the Company’s closing stock price of $3.48 was $4,000. The aggregate intrinsic value at December 31, 2024 was based on the Company’s closing stock price of $4.07 was approximately $121,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

Restricted Stock Units (“RSUs”)

A summary of the status of the Company’s RSUs as of March 31, 2025 is presented below.

Wtd. Avg.
Grant Date
	Number of Units	Fair Value per Unit
Unvested units as of January 1, 2025	285,628	$6.06
Granted during the period	-	-
Vested during the period	-	-
Forfeited During the period	-	-
Unvested Units as of March 31, 2025	285,628	$6.06

Vested as of March 31, 2025	-	$-

The Company recorded stock-based compensation expense of $417,000 and $0 for the three months ended March 31, 2025 and 2024, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

As of March 31, 2025, there was $834,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 2.0 years.

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2025, and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 10. SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM used consolidated sales, gross margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the need to allocate its budget to operating expenses and invest in additional equipment. The segment assets are equal to the assets presented in the condensed consolidated balance sheets.

The significant expenses that are regularly provided to the CODM are disclosed in the consolidated statements of operations as a part of the condensed consolidated net income (loss). See the condensed consolidated financial statements for all financial information regarding the Company’s operating segment.

All revenues of the Company are earned in the United States of America.

The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of use assets recognized on the Condensed Consolidated Balance Sheets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2024 (the “2024 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report and our 2024 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements. Further, although we believe we will not face a material increase in the price of raw materials due to tariffs that may be imposed, ongoing geopolitical conflicts could adversely impact our ability to manufacture our products, the markets for some of our products, and our ability to access debt or equity financing.

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

Although our net sales are concentrated amongst a number of defense and aerospace prime contractors, we have cultivated long-standing relationships with a number of their subsidiaries and/or business units. Additionally, our net sales are generated across several high-profile platforms and programs including: the F-18 Hornet, the E-2 Hawkeye, the UH-60 Black Hawk Helicopters, Geared Turbo-Fan (“GTF”) Engines (used on smaller aircraft such as the Airbus A220 and Embraer E2), the CH-53 Helicopter, the F-35 Lighting II and the F-15 Eagle Tactical Fighter. In many cases, we are the sole or single supplier of certain parts and components and receive LTAs from our customers, both demonstrating their commitment to us.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Fiscal 2024 marked a year of overall progress and positioning for growth. During the first quarter of 2025 and looking forward, our business strategy is geared towards achieving sustainable and profitable business growth. We are firmly focused on securing new contract awards, improving operations and successful execution.

With total unfilled contract values amounting to $270.3 million (including our $120.6 million in backlog and all potential orders against LTA agreements previously awarded to us), as of March 31, 2025, we are confident in our ability to boost sales during the remainder of 2025, attain profitability and improve our financial position.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending March 31, 2025	2025 Percentage of Net Sales	Three Months Ending March 31, 2024	2024 Percentage of Net Sales	Change 2025 vs 2024	Percent Change 2025 vs 2024

Net sales	$12,135,000	100.0%	$14,061,000	100.0%	$(1,926,000)	-13.70%
Cost of sales	10,101,000	83.2%	12,155,000	86.4%	(2,054,000)	-16.90%
Gross profit	2,034,000	16.8%	1,906,000	13.6%	128,000	6.72%
Operating expenses	2,780,000	22.9%	2,165,000	15.4%	615,000	28.41%
Interest expense	444,000	3.7%	462,000	3.3%	(18,000)	-3.90%
Other income, net	202,000	1.7%	15,000	0.1%	187,000	1246.67%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net loss	$(988,000)	-8.1%	$(706,000)	-5.0%	$(282,000)	39.94%

Balance Sheet Data:

	March 31, 2025	December 31, 2024	Change	Percent Change

Cash	$285,000	$753,000	(468,000)	-62.15%
Working capital	$10,376,000	$11,776,000	(1,400,000)	-11.89%
Total assets	$48,388,000	$51,011,000	(2,623,000)	-5.14%
Total stockholders’ equity	$15,289,000	$14,948,000	341,000	2.28%

Net Sales: Net sales for the three months ended March 31, 2025 were $12,135,000, a decrease of $1,926,000, or 13.7%, compared with $14,061,000 that we achieved in the three months ended March 31, 2024. The period-over-period decrease in net sales was primarily due to overall changes in the mix of products requested by customers, which are discussed further below.

The composition of customers that exceeded 10% of our net sales in either 2025 or 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
Lockheed Martin	39.6%	25.9%
RTX (a)	28.9%	33.4%
Northrop	8.1%	11.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended March 31, 2025 and 2024 are shown below:

	Percentage of Net Sales
Platform or Program	2025	2024
F-18 Hornet	3.1%	6.9%
E2-D Hawkeye	10.1%	23.3%
UH-60 Black Hawk Helicopter	28.2%	26.0%
GTF	24.7%	19.0%
CH-53 Helicopter	10.2%	2.1%
F-35 Lightning II	2.9%	5.0%
All other platforms	20.8%	17.7%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended March 31, 2025, was $2,034,000 as compared to $1,906,000 for the three months ended March 31, 2024. Our gross profit percentage for the three months ended March 31, 2025 increased to 16.8% from the 13.6% for the three months ended March 31, 2024. The increase in margin can be attributable to changes in the sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: Operating expenses were $2,780,000, for the three months ended March 31, 2025, an increase of $615,000, from $2,165,000 for the three months ended March 31, 2024. As a percentage of consolidated net sales, operating expenses increased to 22.9%, compared to the 15.4% achieved during the three months ended March 31, 2024. The dollar increase was primarily driven by increases in stock-based compensation costs and professional fees as well as costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $444,000 during the three months ended March 31, 2025, a decrease of $18,000 or 3.9% from $462,000 during the three months ended March 31, 2024. The decrease is primarily attributable to the repayment of a portion of our subordinated debt as well as a decrease in the in the average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.85% in 2025 as compared to 7.85% in 2024.

Net Loss: Net loss for the three months ended March 31, 2025 was $988,000, compared to a net loss of $706,000 for the three months ended March 31, 2024, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $17,846,000 (consisting of a Revolving Loan of $11,204,000 and a Term Loan in the amount of $6,642,000). This debt matures on December 30, 2025, and requires us to make monthly payments on the term loan of approximately $87,000 until the loan matures.

2)	Related Party Notes of approximately $4,871,000. This debt matures on July 1, 2026. Pursuant to the Current Credit Facility we are permitted to make principal payments against this debt with money raised pursuant to the sale of our securities under our Registration Statement on Form S-3 declared effective December 19, 2024.

3)	Various equipment leases and contractual obligations related to our normal business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

Under the terms of the Current Credit Facility, as amended, we are required to meet a prescribed Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. As of March 31, 2025, for twelve month rolling cumulative period we achieved a Fixed Charge Coverage Ratio of 1.19x as compared to the required 1.05x.

The Current Credit Facility expires on December 30, 2025. In addition, we are required to maintain a collection account with our lender into which substantially all cash receipts are remitted. If we were to default under the Current Credit Facility, our lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact our operating results. If the lender were to cease making new loans under the revolving facility, we would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the date of filing this report.

The following is a brief discussion of the recent amendment to the Current Credit Facility (all of which have been filed with the SEC):

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

In addition to required Term Loan payments of approximately $1,011,000 in fiscal 2025, we may have to make additional payments. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation, a payment was not required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, based on our current revenue visibility and the strength of our backlog, we believe we have sufficient liquidity to meet our financial obligations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in this Quarterly Report. However, if we were to default under our Current Credit Facility and were unable to obtain a waiver from our lender and it was to cease lending we would not be able to meet our financial obligations. As of March 31, 2025, the amount outstanding under our Revolving Line of Credit was $11,204,000, leaving $8,796,000 of availability to support our growth, subject to having the requisite collateral and maintaining compliance with the terms of the Credit Facility.

In May 2025, we began discussions with our lender under the Current Credit Facility and the holders of the Related Party Notes to explore potential extensions or refinancing of our obligations. Refinancing our indebtedness may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three months ended
	March 31,
	2025	2024

Cash provided by (used in)
Operating activities	$1,525	$(232)
Investing activities	(1,217)	(111)
Financing activities	(776)	222
Net decrease in cash	$(468)	$(121)

Cash Provided by (Used in) Operating Activities

For the three months ended March 31, 2025, we generated $1,525,000 in operations as compared to a cash flow use of $232,000 for the three months ended March 31, 2024. The increase was due primarily to a decrease in accounts receivable and the collection of the contract costs receivable.

Cash Used in Investing Activities

During our most recent quarter, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $1,217,000 and $111,000, during the three months ended March 31, 2025 and 2024, respectively, was for new property and equipment. Investments in 2025 and 2024 increased our production efficiency and speed, while enabling us to maintain closer tolerances. They also expanded the size of products we can manufacture.

We continue to make strategic investments in capital equipment to enhance our competitiveness. The investments in 2024 and 2023 increased production efficiency and speed, while maintaining closer tolerances. They also expanded the size of products we can manufacture. We expect to additionally invest approximately $750,000 during the remainder of 2025 for new or upgraded equipment.

Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2025, cash used in financing activities was $776,000. During this period, we decreased borrowings under our Current Credit Facility by $284,000 (consisting of a net decrease in Revolving Loan borrowings of $1,701,000 and a net increase of $1,417,000 against the Term Loan). We also paid $1,291,000 of subordinated notes - related party and issued stock for cash in the amount of $855,000. Additionally, we made payments of $54,000 pursuant to financing lease obligations and $2,000 on a loan payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

There have been no material changes to the Company’s critical accounting estimates as compared to the estimates described in the 2024 Annual Report which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

As reported in our 2024 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2024, our management identified a material weakness in our internal controls over financial reporting related to our IT systems which has yet to be remediated.  During fiscal 2024, we implemented new controls and procedures to eliminate this weakness but additional enhancements and more formalized documentation are still required. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. As such, we consider this material weakness to not be remediated as of March 31, 2025. Based on this evaluation and as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2025. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

During 2025, the Company is continuing to test such controls and procedures designed to remediate the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Dated: May 15, 2025

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman
Chief Financial Officer
(principal financial and accounting officer)