Form 10-Q
period 2025-06-30
AIR INDUSTRIES GROUP
filed 2025-08-14
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

or

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

There were 4,771,954 shares of the registrant’s common stock outstanding as of August 12, 2025.

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

ii

PART I

FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets
Cash	$507,000	$753,000
Accounts Receivable, Net of Allowance for Credit Losses
of $368,000 and $396,000	6,975,000	8,900,000
Inventory	30,187,000	28,811,000
Prepaid Expenses and Other Current Assets	388,000	371,000
Contract Costs Receivable	-	296,000
Prepaid Taxes	76,000	56,000
Total Current Assets	38,133,000	39,187,000

Property and Equipment, Net	9,735,000	8,809,000
Finance Lease Right-Of-Use-Assets	1,015,000	1,113,000
Operating Lease Right-Of-Use-Assets	833,000	1,190,000
Deferred Financing Costs, Net, Deposits and Other Assets	661,000	712,000

TOTAL ASSETS	$50,377,000	$51,011,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt	$18,727,000	$18,362,000
Accounts Payable and Accrued Expenses	8,264,000	7,015,000
Operating Lease Liabilities	896,000	881,000
Deferred Gain on Sale	38,000	38,000
Customer Deposits	442,000	1,115,000
Total Current Liabilities	28,367,000	27,411,000

Long Term Liabilities
Debt	1,624,000	1,759,000
Subordinated Notes - Related Party	4,871,000	6,162,000
Operating Lease Liabilities	239,000	702,000
Deferred Gain on Sale	10,000	29,000
TOTAL LIABILITIES	35,111,000	36,063,000

Commitments and Contingencies (see Note 8)

Stockholders' Equity
Preferred Stock - par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both June 30, 2025 and December 31, 2024.	-	-
Common Stock - Par Value $.001 - Authorized 20,000,000 shares, 3,862,103 and 3,474,970 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,000	3,000
Additional Paid-In Capital	85,779,000	84,052,000
Accumulated Deficit	(70,517,000)	(69,107,000)
TOTAL STOCKHOLDERS' EQUITY	15,266,000	14,948,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,377,000	$51,011,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Sales	$12,659,000	$13,572,000	$24,802,000	$27,633,000

Cost of Sales	10,631,000	10,928,000	20,740,000	23,083,000

Gross Profit	2,028,000	2,644,000	4,062,000	4,550,000

Operating Expenses	2,020,000	1,892,000	4,800,000	4,057,000

Income (Loss) from Operations	8,000	752,000	(738,000)	493,000

Interest Expense	(360,000)	(356,000)	(705,000)	(700,000)

Interest Expense - Related Parties	(86,000)	(118,000)	(185,000)	(236,000)

Other Income, Net	16,000	20,000	218,000	35,000

(Loss) Income before Income Taxes	(422,000)	298,000	(1,410,000)	(408,000)

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	$(422,000)	$298,000	$(1,410,000)	$(408,000)

(Loss) Income per share - Basic	$(0.11)	$0.09	$(0.38)	$(0.12)

(Loss) Income per share - Diluted	$(0.11)	$0.08	$(0.38)	$(0.12)

Weighted Average Shares Outstanding - Basic	3,731,335	3,318,620	3,699,084	3,318,146
Weighted Average Shares Outstanding - Diluted	3,731,335	3,724,420	3,699,084	3,318,146

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2025	3,474,970	$3,000	$84,052,000	$(69,107,000)	$14,948,000
Common Stock issued to directors	9,185	-	39,000	-	39,000
Stock-Based Compensation	-	-	435,000	-	435,000
Common Stock issued for cash	209,940	1,000	854,000	-	855,000
Net Loss	-	-	-	(988,000)	(988,000)
Balance, March 31, 2025	3,694,095	$4,000	$85,380,000	$(70,095,000)	$15,289,000

Common Stock issued to directors	12,950	-	39,000	-	39,000
Stock-Based Compensation	-	-	157,000	-	157,000
Common Stock issued for cash	97,866	-	330,000	-	330,000
Common Stock issued upon settlement of restricted stock units, net	57,192	-	(127,000)		(127,000)
Net Loss	-	-	-	(422,000)	(422,000)
Balance, June 30, 2025	3,862,103	$4,000	$85,779,000	$(70,517,000)	$15,266,000

Balance January 1, 2024	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000
Common Stock issued to directors	12,323	-	38,000	-	38,000
Stock-Based Compensation	-	-	24,000	-	24,000
Net Loss	-	-	-	(706,000)	(706,000)
Balance, March 31, 2024	3,315,368	$3,000	$82,990,000	$(68,447,000)	$14,546,000

Common Stock issued to directors	7,942	-	38,000	-	38,000
Stock-Based Compensation	-	-	12,000	-	12,000
Exercise of Stock Options	1,475	-	-	-	-
Net Income	-	-	-	298,000	298,000
Balance, June 30, 2024	3,324,785	$3,000	$83,040,000	$(68,149,000)	$14,894,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,410,000)	$(408,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,187,000	1,022,000
Stock-based compensation	670,000	112,000
Amortization of Finance Lease Right-of-Use Assets	98,000	79,000
Amortization of Operating Lease Right-of-Use Assets	357,000	329,000
Deferred gain on sale	(19,000)	(19,000)
Gain on sale of equipment	-	(7,000)
Allowance for credit loss	28,000	(56,000)
Amortization of deferred financing costs	34,000	34,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,897,000	415,000
Inventory	(1,376,000)	673,000
Prepaid expenses and other current assets	(17,000)	28,000
Contract costs receivable	296,000	-
Prepaid taxes	(20,000)	(18,000)
Deposits and other assets	17,000	358,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	1,249,000	(486,000)
Operating lease liabilities	(448,000)	(426,000)
Customer deposits	(673,000)	(1,296,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,870,000	334,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,113,000)	(1,231,000)
Proceeds from sale of equipment	-	7,000
NET CASH USED IN INVESTING ACTIVITIES	(2,113,000)	(1,224,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for taxes related to net share settlement of equity awards	(127,000)	-
Note payable - revolver - net - Current Credit Facility	(811,000)	343,000
Proceeds from term loan - Current Credit Facility	1,640,000	1,006,000
Proceeds from Common Stock issued for cash	1,185,000	-
Payments of Subordinated Notes - related party	(1,291,000)	-
Payments of term loan - Current Credit Facility	(485,000)	(462,000)
Payments of finance lease obligations	(109,000)	(92,000)
Payments of loan payable - financed asset	(5,000)	(4,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,000)	791,000

NET DECREASE IN CASH	(246,000)	(99,000)
CASH AT BEGINNING OF PERIOD	753,000	346,000
CASH AT END OF PERIOD	$507,000	$247,000

See accompanying notes to condensed consolidated financial statements

 AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows (Continued)

For the Six Months Ended June 30,

(Unaudited)

	2025	2024

Supplemental cash flow information
Cash paid during the period for interest	$861,000	$917,000
Cash paid during the period for taxes	$19,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of financed lease asset	$-	$319,000
Financing from Solar Credit Facility directly to contractor	$-	$506,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 15, 2025, from which the accompanying condensed consolidated balance sheet dated December 31, 2024 was derived.

Going Concern and Management’s Plan

As of June 30, 2025, the Company was in default of its minimum Fixed Charge Coverage Ratio (“FCCR”) of 1.05x on a rolling 12-month basis having only attained a ratio of 0.76x. All other financial and business covenants required under the terms of its Current Credit Facility were met. The Current Credit Facility expires on December 30, 2025; therefore, the term loan has been classified as current at both June 30, 2025 and December 31, 2024. The terms of all outstanding indebtedness are discussed further in “Note 5. Debt”.

Management’s plans are to increase revenues and reduce costs and measures were taken to reduce costs early in the third quarter of 2025. While the Company’s backlog has grown as a result of recent contract awards, due to the long-lead times to acquire raw materials and the time needed to manufacture complex assemblies, the Company anticipates sales will not begin to increase until early next year. The Company’s funded backlog, as of June 30, 2025, was $128.5 million. Further, it anticipates increases in funded orders in 2025 pursuant to Long-Term Agreements (“LTA”) from its existing customers as well as new customers.

Management has begun negotiations with both the lender of its Current Credit Facility and holders of its related party notes in an effort to extend the maturity dates of such debt. Management also sought to obtain capital through sales of shares of the Company’s common stock in the public market. During the six months ended June 30, 2025, the Company received gross proceeds of $1,243,000 from the sale of its common stock pursuant to its At The Market Offering. Subsequent to June 30, 2025, the Company received an additional $3,623,000 in gross proceeds from the sale of its common stock pursuant to its At The Market Offering.

The Company generally sources its raw material, principally metal casting or forgings, from domestic sources. As such, the Company is generally not exposed to increased prices on imports but would be subject to increased prices if proposed tariffs or disruptions in supply chains resulting from tariffs or other geopolitical events, cause the general level of prices for its products to increase. One component used by the Company on a key commercial aviation program is sourced from China. The Company’s contract with its customer requires the Company to absorb the first five percent (5%) of any cost increases with further increases absorbed by the customer.

A substantial portion of the Company’s products are used in United States military aviation and as such changes in the US defense budget are more material to demand than to changes in general economic conditions. However, the Company does have exposure in commercial aviation; demand for these products may be reduced if general economic conditions deteriorate reducing demand for commercial air travel.

The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. As a result of the Company’s failure to meet its FCCR for the period ended June 30, 2025, the Company’s lender could choose to exercise its rights under the Current Credit Facility, for example, increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility, the Company would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, raise substantial doubt about the Company’s ability to continue as a going concern for the one year commencing as of the date of filing these interim condensed consolidated financial statements.

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

The activity for the allowance for credit losses during the six months ended June 30, 2025 and 2024 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Six Months ended June 30, 2025 Allowance for Credit Losses	$396,000	$28,000	$(56,000)	$368,000
Six Months ended June 30, 2024 Allowance for Credit Losses	$344,000	$26,000	$(82,000)	$288,000

Inventory Valuation

The Company values inventory at the lower of cost or an estimated net realizable value using the first-in first out method. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value. Adjustments to inventory are recorded in cost of sales.

Inventories consist of the following at:

	June 30,	December 31,
	2025	2024

Raw Materials	$6,754,000	$6,318,000
Work In Progress	14,373,000	13,028,000
Semi-Finished Goods	8,043,000	8,805,000
Final-Finished Goods	1,017,000	660,000
Total Inventory	$30,187,000	$28,811,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales for the three months ended June 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (a)	44.3%	25.2%
Lockheed Martin	27.5%	25.4%
Northrop	8.0%	30.5%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceeded 10% of net sales for the six months ended June 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024

RTX (a)	36.7%	29.3%
Lockheed Martin	33.4%	25.6%
Northrop	8.1%	20.6%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable for June 30, 2025 and December 31, 2024 are shown below:

	Percentage of Net Receivables
	June 30,	December 31,
Customer	2025	2024

RTX (a)	67.2%	38.2%
Lockheed	10.1%	8.6%
Ontic	5.5%	14.6%
Northrop	2.1%	11.0%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six month ending June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
Product	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Military	$6,831,000	$8,920,000	$15,171,000	$19,304,000
Commercial	5,828,000	4,652,000	9,631,000	8,329,000

Total	$12,659,000	$13,572,000	$24,802,000	$27,633,000

Cash

During the period ended June 30, 2025, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

At June 30, 2025 and December 31, 2024, customer deposits were $442,000 and $1,115,000 respectively. The Company recognized revenue of $142,000 and $673,000 during the three and six months ended June 30, 2025, respectively, that was included in the customer deposits balance as of December 31, 2024. The Company recognized revenue of $897,000 and $1,296,000 during the three and six months ended June 30, 2024, respectively, that was included in the customer deposits balance as of December 31, 2023.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of June 30, 2025, backlog relating to remaining performance obligations on contracts was approximately $128.5 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four-months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not included in backlog.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company collected the contract cost receivable of $296,000 at December 31, 2024 in March of 2025. Contract costs receivable at June 30, 2025 and December 31, 2024 were $0 and $296,000, respectively.

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

The following is a calculation of net (loss) income applicable to common stockholders utilized to calculate EPS:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net Income (Loss) per condensed consolidated statements of operations	$(422,000)	$298,000	$(1,410,000)	$(408,000)
Add: Convertible Note Interest for Potential Note Conversion	-	77,000	-	-
Net (Loss) Income used to calculate diluted earnings per share	$(422,000)	$375,000	$(1,410,000)	$(408,000)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Weighted average shares outstanding used to compute basic earnings per share	3,731,335	3,318,620	3,699,084	3,318,146
Effect of dilutive stock options	-	106,420	-	-
Effect of dilutive convertible notes payable	-	405,800	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	3,731,335	3,724,420	3,699,084	3,318,146

Per share amount – basic	$(0.11)	$0.09	$(0.38)	$(0.12)
Per share amount – diluted	$(0.11)	$0.08	$(0.38)	$(0.12)

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock and because the effect of including these potential shares was anti-dilutive due to net loss incurred during that period:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Stock Options	374,503	313,583	374,503	420,003
Restricted Stock Units	190,418	-	190,418	-
Convertible Notes Payable	361,700	-	361,700	405,800
	926,621	313,583	926,621	825,803

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $157,000 and $12,000 for the three months ended June 30, 2025 and 2024, respectively, and $592,000 and $36,000 for the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense for directors amounted to $39,000 and $38,000 for the three months ended June 30, 2025 and 2024, respectively, and $78,000 and $76,000 for the six months ended June 30, 2025 and 2024, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024

Land and Improvements	$313,000	$300,000
Buildings and Improvements	2,739,000	2,739,000	31.5 years
Machinery and Equipment	27,084,000	25,592,000	5 - 8 years
Tools and Instruments	15,696,000	15,238,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	309,000	5 - 8 years
Leasehold Improvements	1,139,000	1,139,000	Term of lease
Computers and Software	605,000	605,000	4 - 6 years
Total Property and Equipment	48,151,000	46,188,000
Less: Accumulated Depreciation	(38,416,000)	(37,379,000)
Property and Equipment, net	$9,735,000	$8,809,000

Depreciation expense for the three months ended June 30, 2025 and 2024 was approximately $607,000 and $495,000, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was approximately $1,187,000 and $1,022,000, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Operating lease cost:	$283,000	$319,000	$561,000	$640,000
Total lease cost	$283,000	$319,000	$561,000	$640,000

Other Information
Cash paid for amounts included in the measurement lease liability:	239,000	266,000	512,000	531,000
Operating cash flow from operating leases	$239,000	$266,000	$512,000	$531,000

	June 30,	December 31,
	2025	2024
Weighted Average Remaining Lease Term - in years	1.25	1.72
Weighted Average discount rate - %	9.50%	9.36%

The aggregate undiscounted cash flows of operating lease payments as of June 30, 2025, with remaining terms greater than one year are as follows:

Amount
December 31, 2025 (remainder of year)	$479,000
December 31, 2026	730,000
Total future minimum lease payments	1,209,000
Less: discount	(74,000)
Total operating lease maturities	1,135,000
Less: current portion of operating lease liabilities	(896,000)
Total long-term portion of operating lease maturities	$239,000

Note 5. DEBT

Total debt outstanding as of June 30, 2025 is $25,222,000 and was $26,283,000 at December 31, 2024.

Indebtedness to third parties consists of the following:

	June 30,	December 31,
	2025	2024

Current Credit Facility – Revolver	$12,094,000	$12,905,000
Current Credit Facility – Term Loan	6,380,000	5,225,000
Solar Credit Facility	970,000	970,000
Finance lease obligations	898,000	1,007,000
Loans Payable - financed assets	9,000	14,000
Subtotal	20,351,000	20,121,000
Less: Current portion	(18,727,000)	(18,362,000)
Long-Term Portion	$1,624,000	$1,759,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on December 30, 2025. This facility, which was entered into on December 31, 2019, was amended several times (see summary of amendments below), and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”) and a $5,700,000 term loan (“Term Loan”). An additional advance under the term loan was made during the first quarter of 2025 in the amount of $1,640,000 and reference herein to the “Term Loan” for periods after the date of such advance include the $1,640,000. The facility is secured by a lien on substantially all of the assets of the Company.

As of June 30, 2025, there is $12,094,000 outstanding under the Revolving Line of Credit and $6,380,000 under the Term Loan.

As discussed in Note 1, the Current Credit Facility expires on December 30, 2025. Therefore, the entire Term Loan is classified as short term as of June 30, 2025.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2025	$6,380,000
Term Loan payable	6,380,000
Less: Current portion of Term Loan payable	(6,380,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $326,000 and $327,000 for the three months ended June 30, 2025 and 2024, respectively, and $641,000 and $648,000 for the six months ended June 30, 2025 and 2024, respectively. Interest expense includes the amortization of deferred finance costs of $17,000 and $17,000 for the three months ended June 30, 2025 and 2024, respectively, and $34,000 and $34,000 for the six months ended June 30, 2025 and 2024, respectively.

The below summarizes various terms of the Current Credit:

●	The Company is required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve month basis of 1.05x and beginning with the fiscal quarter ending September 30, 2025 the Company is required to meet a Fixed Coverage Charge Ratio of 1.25x. At December 31, 2024, the Company was in full compliance with its covenants. As of June 30, 2025, the Company was in default with this ratio having attained a ratio of only 0.76x.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 6.85% and 7.85% for the three months ended June 30, 2025 and 2024, respectively, and 6.85% and 7.85% for the six months ended June 30, 2025 and 2024, respectively.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. Substantially all of the Company’s assets are pledged as collateral.

The below summarizes certain historical amendments to the Current Credit Facility

●	On May 31, 2024, the Company entered into a Seventh Amendment that waived the default caused by the Company’s failure to achieve the Fixed Charge Coverage Ratio required by the Sixth Amendment. This amendment further revised the Financial Covenants. For the six months ending June 30, 2025 EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, the Company is required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. Additionally, the Company is allowed to pay off prior to June 30, 2025, up to $4,800,000 of related party notes with funds raised in the Company’s At The Market debt offering. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of June 30, 2025, the Company has borrowing capacity of approximately $7,906,000 under the Revolving Loan.

Solar Credit Facility

On August 16, 2023, the Company entered into a financing agreement (“Solar Credit Facility”) with CT Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. Advances were made by CT Green Bank upon its approval of costs incurred on the Project up to $934,000. As of October 1, 2024, cumulative advances totaling $934,000 had been made including the payment of CT Green Bank’s closing costs of $25,000. Total interest accrued on the advances at the rate of 5% was $36,000.

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment will be for interest only, subsequent semi-annual payments beginning with the payment due on January 1, 2026 will include both principal and interest. As of June 30, 2025, the amount classified as short term is $13,000 and the amount classified as long term is $957,000.

Interest expense related to the Solar Credit Facility amounted to approximately $14,000 and $11,000 for the three months ended June 30, 2025 and 2024, respectively, and $28,000 and $18,000 for the six months ended June 30, 2025 and 2024, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $898,000 and $1,007,000 as of June 30, 2025 and December 31, 2024, respectively. The leases have an average imputed interest rate of 7.31% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Finance Lease cost:
Amortization of ROU assets	$49,000	$41,000	$98,000	$79,000
Interest on lease liabilities	18,000	17,000	36,000	33,000
Total lease Costs	$67,000	$58,000	$134,000	$112,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$55,000	$51,000	$109,000	$92,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$319,000	$-	$319,000

	June 30,	December 31,
	2025	2024

Weighted Average Remaining Lease Term - in years	4.6	4.8
Weighted Average Discount rate - %	7.44%	7.44%

As of June 30, 2025, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2025 (remainder of year)	$145,000
December 31, 2026	266,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	190,000
Thereafter	71,000
Total future minimum finance lease payments	1,052,000
Less: imputed interest	(154,000)
Less: Current portion	(230,000)
Long-term portion	$668,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $9,000 and $14,000 as of June 30, 2025 and December 31, 2024, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2025 (remainder of year	$4,000
December 31, 2026	5,000
Loans Payable - financed assets	9,000
Less: Current portion	(9,000)
Long-term portion	$-

Related Party Indebtedness

Taglich Brothers, Inc. is a corporation co-founded by two directors of the Company, Michael and Robert Taglich.

Taglich Brothers, Inc. has acted as placement agent for various debt and equity financing transactions and has received cash and equity compensation for their services.

From 2016 through 2020, the Company entered into various subordinated notes payable and convertible subordinated notes payable (together referred to as “Related Party Notes”) with Michael and Robert Taglich which generated proceeds to the Company totaling $6,550,000. In connection with the Related Party Notes, Michael and Robert Taglich were issued a total of 35,508 shares of common stock and Taglich Brothers Inc. was issued promissory notes totaling $554,000 for placement agency fees.

Under the Eighth Amendment to the Current Credit Facility, the Company was allowed to make principal payments of up to $4,800,000 prior to June 30, 2025, with funds raised in the Company’s At The Market Offering. For the three and six month periods ended June 30, 2025, the Company paid a total of $0 and $1,291,000 of principal payments. Of the $1,291,000 paid, $1,050,000 was paid to Michael Taglich and $241,000 was paid to Taglich Brothers, Inc.

The Related Party Notes outstanding as of the notes of June 30, 2025 consist of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,416,000	$1,905,000	$-	$4,321,000
Subordinated Notes	-	550,000	-	550,000
Total	$2,416,000	$2,455,000	$-	$4,871,000

The Related Party Notes outstanding as of the notes of December 31, 2024 consist of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	800,000	550,000	-	1,350,000
Total	$3,466,000	$2,455,000	$241,000	$6,162,000

Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Interest expense for the three months ended June 30, 2025 and 2024 on all related party notes payable was $86,000 and $118,000, respectively, and $185,000 and $236,000 for the six months ended June 30, 2025 and 2024, respectively.

Approximately $2,519,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $1,802,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. The remaining $550,000 is not convertible. There are no principal payments due prior to July 1, 2026.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on July 1, 2026.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

The Company issued 12,950 and 7,942 shares of common stock in payment of director fees totaling $39,000 and $38,000 for the three months ended June 30, 2025 and 2024, respectively, and 22,135 and 20,265 shares totaling $78,000 and $76,000 for the six months ended June 30, 2025 and 2024, respectively.

During the third quarter of 2025, the Company issued 4,064 shares of common stock in payment of directors’ fees totaling $14,000.

During the second quarter of 2025, the Company issued 57,192 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”) to certain employees. The balance of the units vested were withheld to satisfy the withholding tax required to be paid on the 95,210 Restricted Share Units which vested.

Common Stock – Sale of Securities

The Company sold and issued 97,866 and 307,806 shares during the three and six months ended June 30, 2025, respectively, pursuant to a Registration Statement on Form S-3 declared effective on December 19, 2024. The gross proceeds for the three and six months ended June 30, 2025 were $340,000 and $1,243,000, respectively, and the costs associated with sales during those periods was $10,000 and $59,000, respectively.

In July 2025, the Company sold and issued an additional 905,787 shares for gross proceeds of $3,623,000.

Note 7. STOCK OPTIONS AND RESTRICTED STOCK UNITS

Stock-Based Compensation

Stock Options

In June 2025, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be used under the plan by 250,000 shares, from 650,000 shares to 900,000 shares.

In September 2024, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be used under the plan by 300,000 shares, from 350,000 shares to 650,000 shares.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $4,000 and $12,000 for the three months ended June 30, 2025 and 2024, respectively, and $22,000 and $36,000 for the six months ended June 30, 2025 and 2024, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

A summary of the status of the Company’s stock options as of June 30, 2025 and December 31, 2024, and changes during the periods then ended are presented below:

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2024	461,870	$8.34
Granted during the period	80,000	3.75
Exercised during the period	(15,229)	3.45
Terminated/Expired during the period	(109,638)	9.86
Balance, December 31, 2024	417,003	$7.00
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(42,500)	10.30
Balance, June 30, 2025	374,503	$6.62

Exercisable at June 30, 2025	374,503	$6.62

The following table summarizes information about outstanding stock options at June 30, 2025:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.43 - $23.80	374,503	2.6 Years	$6.62

The following table summarizes information about outstanding stock options at December 31, 2024:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.43 - $23.80	417,003	2.8 Years	$7.00

As of June 30, 2025, there was $0 of unrecognized compensation cost related to non-vested stock option awards.

The aggregate intrinsic value at June 30, 2025 based on the Company’s closing stock price of $3.36 was $0. The aggregate intrinsic value at December 31, 2024 based on the Company’s closing stock price of $4.07 was approximately $121,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

Restricted Stock Units (“RSUs”)

A summary of the status of the Company’s RSUs as of June 30, 2025 is presented below.

		Wtd. Avg.
		Grant Date Fair
	Number of Units	Value per Unit
Unvested units as of January 1, 2025	285,628	$6.06
Granted during the period	-	-
Vested during the period	(95,210)	6.06
Forfeited during the period	-	-
Unvested Units as of June 30, 2025	190,418	$6.06

Vested as of June 30, 2025	-	$-

The Company recorded stock-based compensation expense of $153,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $570,000 and $0 for the six months ended June 30, 2025 and 2024, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

The fair value of the RSUs vested during the second quarter ended June 30, 2025 was $318,000. All of the RSUs vested were net settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The total shares withheld were 38,018, and were valued on their vesting date as determined by the Company’s closing stock price. Total payments to taxing authorities for tax obligations were $127,000.

As of June 30, 2025, there was $681,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 1.8 years.

Note 8. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property formerly occupied by the Company’s former subsidiary, Welding Metallurgy, Inc (“WMI”), at 110 Plant Avenue, Hauppauge, New York. All parties were aware the sublease was subject to the sale of Welding Metallurgy by Air.   Contract Pharmacal originally sought damages for an amount in excess of $1,000,000 for the Company’s failure to make the entire premises available by what it claims was the Sublease commencement date. On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement in which it requested damages in excess of two million. In the Order, the court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000.  Contact Pharmacal also moved to amend its Complaint. to include a claim for "anticipatory breach of contract". The Company opposed and the Court denied the request to amend the Complaint. Contract Pharmacal filed a Motion to reargue which the Court denied on November 30, 2021. On March 10, 2022, Contract Pharmacal filed an appeal to the Court’s decision with the Appellate Division. The Appellate Division upheld the denial of Contract Pharmacal’s motion for summary judgement and upheld the denial of its motion to amend its Complaint. On March 28, 2024, Contract Pharmacal filed a motion to reargue the appeal previously denied by the Appellate Division. Pending a decision by the Appellate Division the Trial Court has adjourned the case. Since that date Contract Pharmacal has in fact filed its amended complaint and we have filed an amended answer denying their claim.  The Company has consistently disputed the validity of the claims asserted by Contract Pharmacal and continues to believe it has a meritorious defense to those claims based on, among other items, language in the Sublease. The Company intends to continue to dispute the validity of the claim asserted by Contract Pharmacal.

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2025, and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Winning a new contract award is highly competitive. Our ability to win new contract awards generally requires us to deliver superior quality products, more quickly and with lower pricing than our competitors. Accordingly, we must continually invest in process improvements and capital equipment. Recent investments in new equipment have improved the productive capacity of our employees, increased our efficiency and speed, and expanded the size of products we can manufacture. We strategically operate two state-of-the-art manufacturing centers in the U.S. This allows for rigorous oversight of production and the adherence to stringent quality standards. Although there is currently a shortage of skilled workers, we maintain a highly trained and close-knit team of over 150 professionals committed to driving excellence and precision in every aspect of our operations.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Fiscal 2024 marked a year of overall progress and positioning for growth. Beginning in July 2025, we reduced employment, cutting expenses by an estimated $1.0 million annually.

As a result of recent contract awards, as of June 30, 2025 we had total unfilled contract values amounting to $272.9 million (including our $128.5 million in backlog plus additional potential orders against LTA agreements previously awarded to us). Our backlog of firm orders and expected orders under LTA’s provide a firm foundation for future growth, and improving profitability. However, the long-lead times to receive raw materials and then manufacture the products means that significant improvement in sales and profitability will not be achieved during the balance of 2025. We expect that sales and profitability will begin to improve in early 2026 and continue to improve during the balance of the year.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending June 30, 2025	2025 Percentage of Net Sales	Three Months Ending June 30, 2024	2024 Percentage of Net Sales	Change 2025 vs 2024	Percent Change 2025 vs 2024

Net sales	$12,659,000	100.0%	$13,572,000	100.0%	$(913,000)	-6.73%
Cost of sales	10,631,000	84.0%	10,928,000	80.5%	(297,000)	-2.72%
Gross profit	2,028,000	16.0%	2,644,000	19.5%	(616,000)	-23.30%
Operating expenses	2,020,000	16.0%	1,892,000	13.9%	128,000	6.77%
Interest expense	446,000	3.5%	474,000	3.5%	(28,000)	-5.91%
Other income, net	16,000	0.1%	20,000	0.1%	(4,000)	-20.00%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net (loss) income	$(422,000)	-3.3%	$298,000	2.2%	$(720,000)	-241.61%

	Six Months Ending June 30, 2025	2025 Percentage of Net Sales	Six Months Ending June 30, 2024	2024 Percentage of Net Sales	Change 2025 vs 2024	Percent Change 2025 vs 2024

Net sales	$24,802,000	100.0%	$27,633,000	100.0%	$(2,831,000)	-10.24%
Cost of sales	20,740,000	83.6%	23,083,000	83.5%	(2,343,000)	-10.15%
Gross profit	4,062,000	16.4%	4,550,000	16.5%	(488,000)	-10.73%
Operating expenses	4,800,000	19.4%	4,057,000	14.7%	743,000	18.31%
Interest expense	890,000	3.6%	936,000	3.4%	(46,000)	-4.91%
Other income, net	218,000	0.9%	35,000	0.1%	183,000	522.86%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net loss	$(1,410,000)	-5.7%	$(408,000)	-1.5%	$(1,002,000)	245.59%

Balance Sheet Data:

	June 30,	December 31,
	2025	2024	Change	Percent Change

Cash	$507,000	$753,000	(246,000)	-32.67%
Working capital	$9,766,000	$11,776,000	(2,010,000)	-17.07%
Total assets	$50,377,000	$51,011,000	(634,000)	-1.24%
Total stockholders' equity	$15,266,000	$14,948,000	318,000	2.13%

Results of Operations for the three months ended June 30, 2025

Net Sales: Net sales for the three months ended June 30, 2025 were $12,659,000, a decrease of $913,000, or 6.7%, compared with $13,572,000 that we achieved in the three months ended June 30, 2024. The period-over-period decrease in net sales was primarily due to overall changes in the mix of products delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales for the three months ended June 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (a)	44.3%	25.2%
Lockheed Martin	27.5%	25.4%
Northrop	8.0%	30.5%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended June 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Platform or Program	2025	2024
Geared Turbo-Fan Engine	37.0%	20.2%
UH-60 Black Hawk Helicopter	13.9%	18.1%
CH-53 Helicopter	16.7%	5.4%
E-2D Hawkeye	10.5%	32.8%
F-35 Lightning II	5.7%	2.8%
F-18 Hornet	0.2%	1.0%
All other platforms	16.0%	19.7%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended June 30, 2025, was $2,028,000 as compared to $2,644,000 for the three months ended June 30, 2024. Our gross profit percentage for the three months ended June 30, 2025 decreased to 16.0% from the 19.5% for the three months ended June 30, 2024. The decrease in margin can be attributed to changes in the sales across our major platforms, shifts in product mix, and underutilization of personnel.

Operating Expenses: Operating expenses was $2,020,000, for the three months ended June 30, 2025, an increase of $128,000, from $1,892,000 for the three months ended June 30, 2024. As a percentage of consolidated net sales, operating expenses increased to 16.0%, compared to the 13.9% achieved during the three months ended June 30, 2024. The dollar increase was primarily driven by $153,000 in stock compensation expense offset by our allowance for credit loss. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $446,000 during the three months ended June 30, 2025, a decrease of $28,000 or 5.9% from $474,000 during the three months ended June 30, 2024. The decrease is primarily attributable to lower borrowing levels during a portion of the period and a decrease in the average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.85% in 2025 as compared to 7.85% in 2024.

Net (Loss) Income: Net loss for the three months ended June 30, 2025 was $422,000, compared to a net income of $298,000 for the three months ended June 30, 2024, for the reasons discussed above.

Results of Operations for the six months ended June 30, 2025

Net Sales: Net sales for the six months ended June 30, 2025 were $24,802,000, a decrease of $2,831,000, or 10.2%, compared with $27,633,000 that we achieved in the six months ended June 30, 2024. The period-over-period decrease in net sales was primarily due to overall changes in the mix of products delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales for the six months ended June 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (a)	36.7%	29.3%
Lockheed Martin	33.4%	25.6%
Northrop	8.1%	20.6%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the six months ended June 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Platform or Program	2025	2024
Geared Turbo-Fan Engine	31.0%	19.6%
UH-60 Black Hawk Helicopter	20.9%	22.4%
CH-53 Helicopter	13.6%	3.7%
E-2D Hawkeye	10.3%	27.9%
F-35 Lightning II	4.3%	4.0%
F-18 Hornet	1.6%	4.0%
All other platforms	18.3%	18.4%
Total	100.0%	100.0%

Gross Profit: Gross profit for the six months ended June 30, 2025, was $4,062,000 as compared to $4,550,000 for the six months ended June 30, 2024. Our gross profit percentage for the six months ended June 30, 2025 decreased slightly to 16.4% from 16.5% for the six months ended June 30, 2024. The decrease in margin can be attributable to changes in the sales across our major platforms, shifts in product mix, and underutilization of personnel.

Operating Expenses: Operating expenses was $4,800,000, for the six months ended June 30, 2025, an increase of $743,000, from $4,057,000 for the six months ended June 30, 2024. As a percentage of consolidated net sales, operating expenses increased to 19.4%, compared to the 14.7% incurred during the six months ended June 30, 2024. The dollar increase was primarily driven by increases in stock compensation expense, and costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $890,000 during the six months ended June 30, 2025, a decrease of $46,000 or 4.9% from $936,000 during the six months ended June 30, 2024. The decrease is primarily attributable to lower borrowing levels during a portion of the period and a decrease in the average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.85% in 2025 as compared to 7.85% in 2024.

Net Loss: Net Loss for the six months ended June 30, 2025 was $1,410,000, compared to a net loss of $408,000 for the six months ended June 30, 2024, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $18,474,000 (consisting of a Revolving Loan of $12,094,000 and a Term Loan of $6,380,000). This debt matures on December 30, 2025, and requires us to make monthly payments on the Term Loan of approximately $87,000 until the loan matures.

2)	Related Party Notes of approximately $4,871,000. This debt matures on July 1, 2026. Pursuant to the Current Credit Facility we were permitted to make principal payments against this debt prior to June 30, 2025 with money raised pursuant to the sale of our securities under our Registration Statement on Form S-3 declared effective December 19, 2024.

3)	Various equipment leases and contractual obligations related to our business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

Under the terms of the Current Credit Facility, as amended, we are required to meet a prescribed Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. As of June 30, 2025, the Company is required to meet a Fixed Charge Coverage Ratio on a rolling twelve month basis of 1.05x. As of June 31, 2025, the Company was not in compliance with this ratio having only attained a ratio of 0.76x.

The Current Credit Facility expires on December 30, 2025. In addition, we are in default under the Current Credit Facility due to our failure to meet the Fixed Charge Coverage Ratio required for the period ended June 30, 2025. We are required to maintain a collection account with our lender into which substantially all cash receipts are remitted. As a result of our failure to meet the Fixed Charge Coverage Ratio for the period ended June 30, 2025, our lender could choose to exercise its rights under the Current Credit Facility, for example, increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact our operating results. If the lender were to cease making new loans under the revolving facility, we would lack the funds to continue operations. The Current Credit Facility expiration date, our failure to meet the Fixed Charge Coverage Ratio and the rights granted to the lender, raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the date of filing this report.

The following is a brief discussion of the recent amendments to the Current Credit Facility (all of which have been filed with the SEC):

●	On May 31, 2024, we entered into a Seventh Amendment that waived the default caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Sixth Amendment. This amendment further revised our Financial Covenants. For the six months ending June 30, 2024 our EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 our EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 our EBITDA shall not be less than $2,800,000. For the rolling twelve month period ending March 31, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve month period ending June 30, 2025 and going forward we are required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

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

Our material cash requirements are for debt service, capital expenditures and working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financings. Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, based on the amounts recently raised pursuant to our ATM, our current revenue visibility and the strength of our backlog, we believe we have sufficient liquidity to meet our financial obligations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in this Quarterly Report. Our ability to do so, however, is dependent upon our ability to continue to borrow under our Current Credit Facility and extend the maturity dates of the Current Credit Facility and our subordinated debt. We have begun negotiations with both our lender under the Current Credit Facility and the holders of our subordinated debt in an effort to extend the maturity date of their loans. On August 4, 2025, we received a notice from our lender under the Current Credit Facility citing our default of the FCCR covenant and reserving its rights and remedies.

While we are focused on our business, we will explore our options to raise additional capital or borrow additional funds on terms which we believe are favorable. Additional issuances of equity or convertible debt securities to raise capital or increases in the rates of interest payable to our current lenders or issuances of equity securities to obtain their agreements to extend their debt will likely increase our interest expense and result in dilution to our current shareholders. Further, as part of a refinancing we might be required to agree to more restrictive business or financial covenants. We could be required to issue equity securities at prices we believe are below what we believe to be the true value which could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional borrowings would likely require the consent of our lender under the Current Credit Facility, could require that we grant the lenders a security interest or other rights that impede our ability to operate as we deem best for our shareholders. Further, any default under a loan agreement could result in an action which could force us to seek bankruptcy protection. Additional financing may not be available upon acceptable terms, or at all.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as public health crises, ongoing or new conflicts, banking crises, increases in inflation, the imposition of tariffs and shifts in government alliances and other risks detailed in the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of June 30, 2025, the amount outstanding under our Revolving Line of Credit was $12,094,000, leaving $7,906,000 of availability to support our growth, subject to having the requisite collateral and maintaining compliance with the terms of the Credit Facility.

During the three months ended June 30, 2025 in an At The Market (“ATM”) offering pursuant to a Registration Statement declared effective on December 19, 2024, we sold 97,866 shares for gross proceeds of $340,000. In July we sold an additional 905,787 shares for gross proceeds of $3,623,000. Since initiating the ATM in December 2024, we have sold a total of 1,330,444 shares for gross proceeds of $5,375,000.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Six months ended
	June 30,
	2025	2024

Cash provided by (used in)
Operating activities	$1,870	$334
Investing activities	(2,113)	(1,224)
Financing activities	(3)	791
Net decrease in cash	$(246)	$(99)

Cash Provided by Operating Activities

For the six months ended June 30, 2025, we generated $1,870,000 of cash flows from operations as compared to $334,000 for the six months ended June 30, 2024. The increase was due primarily to collections of accounts receivable and an increase in non-cash expenses partially offset by the net loss and an increase in inventory.

For the six months ended June 30, 2024, we generated $334,000 of cash flows from operations as compared to $1,406,000 for the six months ended June 30, 2023. The reduction was due primarily to the net loss and the use of a portion of customer deposits which had been advanced in 2023 for the procurement of long lead time raw materials expected to be utilized during 2024.

Cash Used in Investing Activities

During the first half of 2025, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $2,113,000 and $1,224,000, during the six months ended June 30, 2025 and 2024, respectively, was for new machinery and equipment. Investments in 2025 and 2024 increased our production efficiency and speed, while enabling us to maintain closer tolerances. They also expanded the size of products we can manufacture.

During fiscal 2025, we will only make investments in capital equipment necessary to maintain our competitiveness or enhance our ability to produce products subject to funded orders. We expect to invest approximately an additional $400,000 during the remainder of 2025 principally for tooling required to produce product.

Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2025, cash used in financing activities was $3,000. During this period, we obtained cash by increasing our borrowings under our Current Credit Facility by $344,000 (consisting of a net decrease in Revolving Loan borrowings of $811,000 and a net increase in our Term Loan of $1,155,000) and issuing stock for cash in the amount of $1,185,000. We used cash by paying $1,291,000 of subordinated notes - related party, $109,000 pursuant to financing lease obligations and $5,000 on a loan payable and $127,000 for taxes related to the net share settlement of equity awards.

For the six months ended June 30, 2024, cash provided by financing activities was $791,000. During this period, we increased borrowings under our Current Credit Facility by $887,000 (consisting of a net increase in Revolving Loan borrowings of $343,000, and a net increase of $544,000 in the Term Loan). We also made payments of $92,000 pursuant to financing lease obligations and $4,000 on a loan payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025.Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

As reported in our 2024 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2024, our management identified a material weakness in our internal controls over financial reporting related to our IT systems which has yet to be remediated. During fiscal 2024, we implemented new controls and procedures to eliminate this weakness but additional enhancements and more formalized documentation are still required. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. As such, we consider this material weakness to not be remediated as of June 30, 2025. Based on this evaluation and as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2025. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

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

Dated: August 14, 2025

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)