Form 10-Q
period 2025-09-30
AIR INDUSTRIES GROUP
filed 2025-11-14
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

or

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

There were 4,775,777 shares of the registrant’s common stock outstanding as of November 12, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by Air Industries Group (herein referred to as “Air Industries”, the “company”, “we”, “us”, or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward looking statements.

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash	$126,000	$753,000
Restricted Cash	3,930,000	-
Accounts Receivable, Net of Allowance for Credit Losses of $376,000 and $396,000	6,745,000	8,900,000
Inventory	34,427,000	28,811,000
Prepaid Expenses and Other Current Assets	509,000	371,000
Contract Costs Receivable	-	296,000
Prepaid Taxes	76,000	56,000
Total Current Assets	45,813,000	39,187,000

Property and Equipment, Net	9,882,000	8,809,000
Finance Lease Right-Of-Use-Assets	966,000	1,113,000
Operating Lease Right-Of-Use-Assets	676,000	1,190,000
Deferred Financing Costs, Net, Deposits and Other Assets	614,000	712,000

TOTAL ASSETS	$57,951,000	$51,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$22,227,000	$18,362,000
Subordinated Notes - Related Party	4,871,000	-
Accounts Payable and Accrued Expenses	9,058,000	7,015,000
Operating Lease Liabilities	925,000	881,000
Deferred Gain on Sale	38,000	38,000
Customer Deposits	442,000	1,115,000
Total Current Liabilities	37,561,000	27,411,000

Long Term Liabilities
Debt	1,547,000	1,759,000
Subordinated Notes - Related Party	-	6,162,000
Operating Lease Liabilities	-	702,000
Deferred Gain on Sale	-	29,000
TOTAL LIABILITIES	39,108,000	36,063,000

Commitments and Contingencies (see Note 8)

Stockholders’ Equity
Preferred Stock - par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2025 and December 31, 2024.	-	-
Common Stock - Par Value $.001 - Authorized 20,000,000 shares, 4,771,954 and 3,474,970 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,000	3,000
Additional Paid-In Capital	89,399,000	84,052,000
Accumulated Deficit	(70,561,000)	(69,107,000)
TOTAL STOCKHOLDERS’ EQUITY	18,843,000	14,948,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,951,000	$51,011,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$10,309,000	$12,555,000	$35,111,000	$40,188,000

Cost of Sales	8,014,000	10,614,000	28,754,000	33,697,000

Gross Profit	2,295,000	1,941,000	6,357,000	6,491,000

Operating Expenses	1,979,000	1,874,000	6,779,000	5,931,000

Income (Loss) from Operations	316,000	67,000	(422,000)	560,000

Interest Expense	(380,000)	(364,000)	(1,083,000)	(1,064,000)

Interest Expense - Related Parties	(86,000)	(118,000)	(271,000)	(354,000)

Other Income, Net	106,000	11,000	322,000	46,000

Loss before Income Taxes	(44,000)	(404,000)	(1,454,000)	(812,000)

Provision for Income Taxes	-	-	-	-

Net Loss	$(44,000)	$(404,000)	$(1,454,000)	$(812,000)

Loss per share - Basic	$(0.01)	$(0.12)	$(0.36)	$(0.24)

Loss per share - Diluted	$(0.01)	$(0.12)	$(0.36)	$(0.24)

Weighted Average Shares Outstanding - Basic	4,146,724	3,338,705	4,028,696	3,326,245
Weighted Average Shares Outstanding - Diluted	4,146,724	3,338,705	4,028,696	3,326,245

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2025	3,474,970	$3,000	$84,052,000	$(69,107,000)	14,948,000
Common Stock issued to directors	9,185	-	39,000	-	39,000
Stock-Based Compensation	-	-	435,000	-	435,000
Common Stock issued for cash	209,940	1,000	854,000	-	855,000
Net Loss	-	-	-	(988,000)	(988,000)
Balance, March 31, 2025	3,694,095	$4,000	$85,380,000	$(70,095,000)	$15,289,000

Common Stock issued to directors	12,950	-	39,000	-	39,000
Stock-Based Compensation	-	-	157,000	-	157,000
Common Stock issued for cash	97,866	-	330,000	-	330,000
Common Stock issued upon settlement of restricted stock units, net	57,192	-	(127,000)		(127,000)
Net Loss	-	-	-	(422,000)	(422,000)
Balance, June 30, 2025	3,862,103	$4,000	$85,779,000	$(70,517,000)	$15,266,000

Common Stock issued to directors	4,064	-	14,000	-	14,000
Stock-Based Compensation	-	-	152,000	-	152,000
Common Stock issued for cash	905,787	1,000	3,454,000	-	3,455,000
Net Loss	-	-	-	(44,000)	(44,000)
Balance, September 30, 2025	4,771,954	$5,000	$89,399,000	$(70,561,000)	$18,843,000

Balance January 1, 2024	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000
Common Stock issued to directors	12,323	-	38,000	-	38,000
Stock-Based Compensation	-	-	24,000	-	24,000
Net Loss	-	-	-	(706,000)	(706,000)
Balance, March 31, 2024	3,315,368	$3,000	$82,990,000	$(68,447,000)	$14,546,000

Common Stock issued to directors	7,942	-	38,000	-	38,000
Stock-Based Compensation	-	-	12,000	-	12,000
Exercise of Stock Options	1,475	-	-	-	-
Net Income	-	-	-	298,000	298,000
Balance, June 30, 2024	3,324,785	$3,000	$83,040,000	$(68,149,000)	$14,894,000

Common Stock issued to directors	12,252	-	40,000	-	40,000
Stock-Based Compensation	-	-	150,000	-	150,000
Exercise of Stock Options	13,754	-	-	-	-
Net Loss	-	-	-	(404,000)	(404,000)
Balance, September 30, 2024	3,350,791	$3,000	$83,230,000	$(68,553,000)	$14,680,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,
(Unaudited)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,454,000)	$(812,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,814,000	1,533,000
Stock-based compensation	836,000	302,000
Amortization of Finance Lease Right-of-Use Assets	147,000	128,000
Amortization of Operating Lease Right-of-Use Assets	514,000	500,000
Deferred gain on sale - leaseback	(29,000)	(29,000)
Gain on sale of equipment	(68,000)	(7,000)
Changes in allowance for credit losses	20,000	(106,000)
Amortization of deferred financing costs	51,000	51,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	2,135,000	739,000
Inventory	(5,616,000)	(658,000)
Prepaid expenses and other current assets	(138,000)	(17,000)
Contract costs receivable	296,000	-
Prepaid taxes	(20,000)	(18,000)
Deposits and other assets	46,000	379,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	2,043,000	1,010,000
Operating lease liabilities	(658,000)	(647,000)
Customer deposits	(673,000)	(1,840,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(754,000)	508,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,018,000)	(1,500,000)
Proceeds from sale of equipment	200,000	7,000
NET CASH USED IN INVESTING ACTIVITIES	(2,818,000)	(1,493,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for taxes related to net share settlement of equity awards	(127,000)	-
Note payable - revolver - net - Current Credit Facility	2,933,000	633,000
Proceeds from term loan - Current Credit Facility	1,640,000	1,006,000
Net proceeds from Common Stock issued for cash	4,640,000	-
Payments of Subordinated Notes - related party	(1,291,000)	-
Payments of term loan - Current Credit Facility	(747,000)	(665,000)
Payments of finance lease obligations	(166,000)	(143,000)
Payments of loan payable - financed asset	(7,000)	(6,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,875,000	825,000

NET INCREASE (DECREASE) IN CASH	3,303,000	(160,000)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	753,000	346,000
CASH AND RESTRICTED CASH AT END OF PERIOD	$4,056,000	$186,000

See Notes to Condensed Consolidated Financial Statements.

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, (Continued)
(Unaudited)

	2025	2024

Supplemental cash flow information
Cash paid during the period for interest	$1,310,000	$1,387,000
Cash paid during the period for taxes	$19,000	$-

Supplemental disclosure of non-cash investing and financing activities
Acquisition of financed lease asset	$-	$319,000
Financing from Solar Credit Facility directly to contractor	$-	$506,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 15, 2024, from which the accompanying condensed consolidated balance sheet dated December 31, 2024 was derived.

Going Concern and Management’s Plan

As of September 30, 2025, debt under our Current Credit Facility and Related Party Subordinated Notes approximates $26,827,000. The Current Credit Facility is scheduled to expire on December 30, 2025, and the Related Party Subordinated Notes mature on June 30, 2026. These obligations are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2025. As a result of the aforementioned and rights that our Current Credit Facility lender could exercise, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of filing of these interim condensed consolidated financial statements.

The Company is actively engaged in constructive discussions with all lenders regarding potential refinancing or extension of these obligations. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with existing lenders or through alternative financing sources.

To support current operations and strategic initiatives, the Company has raised capital through public market sales of its common stock since December 2024 and believes it can continue to access equity markets in future periods. During the nine months ended September 30, 2025, the Company generated gross proceeds of $4,869,000 through an At The Market (“ATM”) Offering, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. In light of ongoing negotiations with all of our lenders, the Company has temporarily paused all equity raising activity while evaluating the most effective capital structure going forward.

As of September 30, 2025, the Company was in compliance with its minimum Fixed Coverage Charge ratio (“FCCR”) of 1.25x on a rolling 12-month basis but was in default of the requirement that fixed asset acquisitions not exceed $2,500,000. Additionally, the Company has not yet obtained a waiver with respect to its default of a required minimum FCCR of 1.05x on a rolling 12-month basis, as of June 30, 2025, having only attained a ratio of 0.76x. All other financial and business covenants under the terms its Current Credit Facility were met as of September 30, 2025. The terms of all outstanding indebtedness are discussed further in “Note 5. Debt”.

Management remains focused on enhancing profitability and improving cash flows through cost reductions, margin improvements, and long-term revenue growth. In the third quarter of 2025, the Company initiated cost-saving measures—including a workforce reduction—to better align operating expenses with anticipated production volumes. Additional cost-savings measures may be considered.

As a result of recent contract awards, as of September 30, 2025, the Company had total unfilled contract values amounting to $269.0 million (including its $131.8 million in backlog plus additional potential funded orders against Long-Term Agreements (“LTAs”) previously awarded to us). These unfilled contract values support a positive outlook for future growth; however, extended lead times for raw material procurement and the complexity of manufacturing processes are expected to delay revenue acceleration until early 2026.

The Company generally sources its raw material, principally metal casting or forgings, from domestic sources. As such, the Company is generally not exposed to increased prices on imports but would be subject to increased prices if proposed tariffs or disruptions in supply chains resulting from tariffs or other geopolitical events, cause the general level of prices for its products to increase. One component used by the Company on a key commercial aviation program is sourced from China. The Company’s contract with its customer for the product requires the Company to absorb the first five percent (5%) of any cost increases with further increases absorbed by the customer.

A substantial portion of the Company’s products are used in United States military aviation and as such, changes in the US defense budget are more material to demand than to changes in general economic conditions. However, the Company does have significant exposure in commercial aviation; demand for these products may be reduced if general economic conditions deteriorate reducing demand for commercial air travel.

The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. Additionally, given its current defaults, the Company’s Current Credit Facility lender could choose to exercise its rights, for example, increasing the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest or exercise other remedies available under the Current Credit Facility, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility or limit availability under the revolving facility, the Company would lack the funds to continue operations or, possibly, expand its operations.

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

The activity for the allowance for credit losses during the nine months ended September 30, 2025 and 2024 is set forth in the table below:

	Balance at Beginning of Period	Charged to Expenses	Deductions from the Allowance	Balance at End of Period
Nine Months ended September 30, 2025 Allowance for Credit Losses	$396,000	$76,000	$(96,000)	$376,000
Nine Months ended September 30, 2024 Allowance for Credit Losses	$344,000	$26,000	$(133,000)	$237,000

Inventory Valuation

The Company values inventory at the lower of cost or an estimated net realizable value. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value.

Inventories consist of the following at:

	September 30, 2025	December 31, 2024

Raw Materials	$7,298,000	$6,318,000
Work In Progress	17,687,000	13,028,000
Semi-Finished Goods	8,228,000	8,805,000
Final-Finished Goods	1,214,000	660,000
Total Inventory	$34,427,000	$28,811,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales for the three months ended September 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (a)	38.2%	30.9%
Lockheed	30.2%	23.9%
Northrop	3.2%	18.3%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceeded 10% of net sales for the nine months ended September 30, 2025 and 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (a)	37.1%	29.8%
Lockheed	32.5%	25.1%
Northrop	6.6%	19.9%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable at September 30, 2025 and December 31, 2024 are shown below:

	Percentage of Net Receivables
Customer	September 30, 2025	December 31, 2024
RTX (a)	53.3%	38.2%
Lockheed	18.7%	8.6%
Northrop	3.0%	11.0%
Ontic	2.6%	14.6%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine month periods ending September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
Product	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Military	$5,377,000	$7,968,000	$20,549,000	$28,272,000
Commercial	4,932,000	4,587,000	14,562,000	11,916,000
Total	$10,309,000	$12,555,000	$35,111,000	$40,188,000

Cash and Restricted Cash

During the period ended September 30, 2025, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

As of September 30, 2025, and December 31, 2024 the Company reported restricted cash of $3,930,000 and $0 on its condensed consolidated balance sheets. Restricted cash represents proceeds from the Company’s ATM offering that are pledged as security for its obligations under the Current Credit Facility.

The following table reconciles cash and restricted cash reported with the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024

Cash	$126,000	$753,000
Restricted Cash	3,930,000	-
Total cash and restricted cash	$4,056,000	$753,000

Major Suppliers

The Company utilizes sole-source suppliers to supply raw materials or other parts used in production of certain products. These suppliers are its only source for such parts and, therefore, in the event any of them were to go out of business or be unable to provide parts for any reason, the Company’s business would be severely harmed.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At September 30, 2025 and December 31, 2024, customer deposits were $442,000 and $1,115,000 respectively. The Company recognized revenue of $0 and $673,000 during the three and nine months ended September 30, 2025, respectively, that was included in the customer deposits balance as of December 31, 2024. The Company recognized revenue of $544,000 and $1,840,000 during the three and nine months ended September 30, 2024, respectively, that was included in the customer deposits balance as of December 31, 2023.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of September 30, 2025, backlog relating to remaining performance obligations on contracts was approximately $131.8 million as compared to our backlog of $128.5 million at June 30, 2025. The Company estimates that a substantial portion of our current backlog will be recognized as net sales during the next twenty-four months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during future periods will also include sales from new orders that are not included in backlog.

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. The Company collected the contract cost receivable of $296,000 at December 31, 2024 in March of 2025. Contract costs receivable at September 30, 2025 and December 31, 2024 were $0 and $296,000, respectively.

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

There were no adjustments to net loss applicable to common shareholders utilized to calculate EPS.

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock and because the effect of including these potential shares was anti-dilutive due to net loss incurred during that period:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Stock Options	373,103	154,250	373,103	154,250
Restricted Stock Units	190,418	282,628	190,418	282,628
Convertible notes payable	361,700	405,800	361,700	405,800
	925,221	842,678	925,221	842,678

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $152,000 and $150,000 for the three months ended September 30, 2025 and 2024, respectively, and $744,000 and $186,000 for the nine months ended September 30, 2025 and 2024, respectively. Stock compensation expense for directors amounted to $14,000 and $40,000 for the three months ended September 30, 2025 and 2024, respectively, and $92,000 and $116,000 for the nine months ended September 30, 2025 and 2024, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic326): Measurement of Credit Loss for Accounts Receivable and Contract Assets”, which provides a practical expedient for estimating expected credit losses for current accounts receivable and contract assets arising under ASC 606 “Revenue from Contracts with Customers”. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual periods. The Company is currently assessing the impact of that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024

Land and Improvements	$313,000	$300,000
Buildings and Improvements	2,739,000	2,739,000	31.5 years
Machinery and Equipment	27,039,000	25,592,000	5 - 8 years
Tools and Instruments	15,989,000	15,238,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	309,000	5 - 8 years
Leasehold Improvements	1,139,000	1,139,000	Term of lease
Computers and Software	605,000	605,000	4 - 6 years
Total Property and Equipment	48,399,000	46,188,000
Less: Accumulated Depreciation	(38,517,000)	(37,379,000)
Property and Equipment, net	$9,882,000	$8,809,000

Depreciation expense for the three months ended September 30, 2025 and 2024 was $627,000 and $511,000, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $1,814,000 and $1,533,000, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company has an operating lease for leased office and manufacturing facilities. The lease has a remaining lease term of one year, which includes an option to extend or terminate the lease.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost:	$249,000	$326,000	$810,000	$966,000

Other Information
Cash paid for amounts included in the measurement lease liability:	236,000	266,000	748,000	797,000
Operating cash flow from operating leases	$236,000	$266,000	$748,000	$797,000

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term - in years	1.00	1.72
Weighted Average discount rate - %	9.50%	9.36%

The aggregate undiscounted cash flows of operating lease payments as of September 30, 2025, with remaining terms greater than one year are as follows:

Amount
December 31, 2025 (remainder of year)	$243,000
December 31, 2026	730,000
Total future minimum lease payments	973,000
Less: discount	(48,000)
Total operating lease maturities	925,000
Less: current portion of operating lease liabilities	(925,000)
Total long term portion of operating lease maturities	$-

Note 5. DEBT

Total debt outstanding as of September 30, 2025 is $28,645,000 and was $26,283,000 at December 31, 2024.

Current credit facilities and finance lease obligations consist of the following:

	September 30, 2025	December 31, 2024

Current Credit Facility – Revolver	$15,838,000	$12,905,000
Current Credit Facility – Term Loan	6,118,000	5,225,000
Solar Credit Facility	970,000	970,000
Finance lease obligations	841,000	1,007,000
Loans Payable - financed assets	7,000	14,000
Subtotal	23,774,000	20,121,000
Less: Current portion	(22,227,000)	(18,362,000)
Long-Term Portion	$1,547,000	$1,759,000

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

As of September 30, 2025, there is $15,838,000 outstanding under the Revolving Line of Credit and $6,118,000 under the Term Loan.

As discussed in Note 1, the Current Credit Facility expires on December 30, 2025 and the Company has not received waivers for defaults of certain covenants that it failed to meet. Therefore, amounts owed under the agreement are classified as short term as of September 30, 2025.

Interest expense related to the Current Credit Facility amounted to approximately $347,000 and $332,000 for the three months ended September 30, 2025 and 2024, respectively, and $988,000 and $980,000 for the nine months ended September 30, 2025 and 2024, respectively. Interest expense includes the amortization of deferred finance costs of $17,000 and $17,000 for the three months ending September 30, 2025 and 2024, respectively, and $51,000 and $51,000 for the nine months ending September 30, 2025 and 2024, respectively.

The below summarizes various terms of the Current Credit Facility:

●

The Company is required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve month basis of 1.05x and beginning with the fiscal quarter ending September 30, 2025, the Company is required to meet a Fixed Coverage Charge Ratio of 1.25x. At December 31, 2024, the Company was in full compliance with its covenants. The Company achieved the required FCCR for the period ended September 30, 2025, but did not meet the required FCCR for the period ended June 30, 2025, having attained a ratio of only 0.76x.

●	The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. As of September 30, 2025, the Company had exceeded the limitation on capital expenditures for the year ended December 31, 2025.

●	Substantially all of the Company’s assets are pledged as collateral.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 6.81% and 7.78% for the three months ended September 30, 2025 and 2024, respectively, and 6.84% and 7.83% for the nine months ended September 30, 2025 and 2024, respectively.

The below summarizes certain historical amendments to the Current Credit Facility:

●	On May 31, 2024, the Company entered into a Seventh Amendment that waived the default caused by the Company’s failure to achieve the Fixed Charge Coverage Ratio required by the Sixth Amendment. This amendment further revised the Financial Covenants. For the six months ending June 30, 2025 EBITDA shall not be less than $740,000; for the nine months ending September 30, 2024 EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2024 EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, the Company is required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On January 30, 2025, the Company entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. Additionally, the Company is allowed to pay off prior to June 30, 2025, up to $4,800,000 of related party notes with funds raised in the Company’s At The Market debt offering. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

●

On September 10, 2025, the Company entered into a Ninth Amendment where it agreed that the $3,930,000 of the proceeds from its ATM Offering would be maintained in an interest bearing account. The funds in this account serve as additional security for its obligations under the Current Credit Facility.

Currently, at any time, Webster Bank could choose to exercise additional rights, that it has as a result of the Company’s defaults under the Current Credit Facility. For example, it could increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to cease making new loans under the revolving facility or limit the amount of loans under the revolving facility, the Company would lack the funds to continue or, possibly, expand operations. To date, the lender has chosen not to exercise any of its remedies, though we agreed to put $3,930,000 of ATM proceeds in an interest bearing account to serve as additional security for the Company’s obligations under the Current Credit Facility. We remain in constructive discussions with Webster Bank regarding potential refinancing or extension of these obligations but there can be no assurance that an agreement will be reached.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of September 30, 2025, the Company has borrowing capacity of approximately $4,162,000 under the Revolving Loan.

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

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semiannual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment was paid for interest only, subsequent semiannual payments beginning with the payment due on January 1, 2026 will include both principal and interest. As of September 30, 2025, the amount classified as short term is $28,000 and the amount classified as long term is $942,000.

Interest expense related to the Solar Credit Facility amounted to approximately $14,000 and $11,000 for the three months ended September 30, 2025 and 2024, respectively, and $42,000 and $30,000 for the nine months ended September 30, 2025 and 2024, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $841,000 and $1,007,000 as of September 30, 2025 and December 31, 2024, respectively. The leases have an average imputed interest rate of 7.43% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Finance Lease cost:
Amortization of ROU assets	$49,000	$49,000	$147,000	$128,000
Interest on lease liabilities	16,000	20,000	52,000	53,000
Total lease Costs	$65,000	$69,000	$199,000	$181,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$57,000	$51,000	$166,000	$143,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$-	$-	$319,000

	September 30, 2025	December 31, 2024

Weighted Average Remaining Lease Term - in years	4.6	4.8
Weighted Average Discount rate - %	7.43%	7.44%

As of September 30, 2025, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2025 (remainder of year)	$73,000
December 31, 2026	266,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	190,000
Thereafter	74,000
Total future minimum finance lease payments	983,000
Less: imputed interest	(142,000)
Less: Current portion	(236,000)
Long-term portion	$605,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $7,000 and $14,000 as of September 30, 2025 and December 31, 2024, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

The future minimum loan payments are as follows:

For the year ending	Amount
December 31, 2025 (remainder of year	$2,000
December 31, 2026	5,000
Loans Payable - financed assets	7,000
Less: Current portion	(7,000)
Long-term portion	$-

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

Under the Eighth Amendment to the Current Credit Facility, the Company was allowed to make principal payments of up to $4,800,000 prior to June 30, 2025, with funds raised in the Company’s ATM Offering. For the three and nine month periods ended September 30, 2025, the Company paid a total of $0 and $1,291,000 of principal payments. Of the $1,291,000 paid, $1,050,000 was paid to Michael Taglich and $241,000 was paid to Taglich Brothers, Inc.

The Related Party Notes outstanding as of September 30, 2025 consist of:

	Michael Taglich, Director	Robert Taglich, Director	Taglich Brothers, Inc.	Total
Convertible Subordinated Notes	$2,416,000	$1,905,000	$-	$4,321,000
Subordinated Notes	-	550,000	-	550,000
Total	$2,416,000	$2,455,000	$-	$4,871,000

The Related Party Notes outstanding as of December 31, 2024 consist of:

	Michael Taglich, Director	Robert Taglich, Director	Taglich Brothers, Inc.	Total
Convertible Subordinated Notes	$2,666,000	$1,905,000	$241,000	$4,812,000
Subordinated Notes	800,000	550,000	-	1,350,000
Total	$3,466,000	$2,455,000	$241,000	$6,162,000

Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Interest expense for the three months ended September 30, 2025 and 2024 on all related party subordinated notes payable was $86,000 and $118,000, respectively, and $271,000 and $354,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

The Company issued 4,064 and 12,252 shares of common stock in payment of director fees totaling $14,000 and $40,000 for the three months ended September 30, 2025 and 2024, respectively, and 26,199 and 32,517 shares totaling $92,000 and $116,000 for the nine months ended September 30, 2025 and 2024, respectively.

During October of 2025, the Company issued 3,823 shares of common stock in payment of directors’ fees totaling $12,000.

During the second quarter of 2025, the Company issued 57,192 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”) to certain employees. The balance of the units vested were withheld to satisfy the withholding tax required to be paid on the 95,210 Restricted Share Units which vested.

Common Stock – Sale of Securities

In connection with its ATM offering, the Company sold and issued 905,787 and 1,213,593 shares during the three and nine months ended September 30, 2025, respectively, pursuant to a Registration Statement on Form S-3 declared effective on December 19, 2024. The gross proceeds for the three and nine months ended September 30, 2025 were $3,626,000 and $4,869,000, respectively, and the costs associated with sales during those periods was $169,000 and $229,000, respectively.

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

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $0 and $87,000 for the three months ended September 30, 2025 and 2024, respectively and $22,000 and $122,000 for the nine months ended September 30, 2025 and 2024, respectively in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

A summary of the status of the Company’s stock options as of September 30, 2025 and December 31, 2024, and changes during the periods then ended are presented below:

	Options	Wtd. Avg. Exercise Price
Balance, January 1, 2024	461,870	$8.34
Granted during the period	80,000	3.75
Exercised during the period	(15,229)	3.45
Terminated/Expired during the period	(109,638)	9.86
Balance, December 31, 2024	417,003	$7.00
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(43,900)	10.28
Balance, September 30, 2025	373,103	$6.61

Exercisable at September 30, 2025	373,103	$6.61

The following table summarizes information about outstanding stock options at September 30, 2025:

Range of Exercise Price	Number Outstanding	Wtd.Avg, Life	Wtd. Avg. Exercise Price
$3.43 - $23.80	373,103	2.4 Years	$6.61

The following table summarizes information about outstanding stock options at December 31, 2024:

Range of Exercise Price	Number Outstanding	Wtd.Avg, Life	Wtd. Avg. Exercise Price
$3.43 - $23.80	417,003	2.8 Years	$7.00

As of September 30, 2025, there was $0 of unrecognized compensation cost related to non-vested stock option awards.

The aggregate intrinsic value at September 30, 2025 based on the Company’s closing stock price of $3.13 was $0. The aggregate intrinsic value at December 31, 2024 based on the Company’s closing stock price of $4.07 was approximately $121,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

Restricted Stock Units (“RSUs”)

A summary of the status of the Company’s RSUs as of September 30, 2025 is presented below:

	Number of Units	Wtd. Avg. Grant Date Fair Value per Unit
Unvested units as of January 1, 2025	285,628	$6.06
Granted during the period	-	-
Vested during the period	(95,210)	6.06
Forfeited During the period	-	-
Unvested Units as of September 30, 2025	190,418	$6.06

Vested as of September 30, 2025	-	$-

The Company recorded stock-based compensation expense of $152,000 and $63,000 for the three months ended September 30, 2025 and 2024, respectively, and $722,000 and $63,000 for the nine months ended September 30, 2025 and 2024, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

The fair value of the RSUs vested during the nine months ended September 30, 2025 was $318,000. All of the RSUs vested were net settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The total shares withheld were 38,018, and were valued on their vesting date as determined by the Company’s closing stock price. Total payments to taxing authorities for tax obligations were $127,000.

As of September 30, 2025, there was $529,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 1.5 years.

Note 8. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s alleged violation of the terms of the subject sublease, specifically the failure to make the entire premises available by what it claims was the Sublease commencement date. The validity of the action is extremely suspect in that the subject sublease had no specific commencement date and Contract Pharmacal ultimately received all the space. Discovery was conducted and the Plaintiff moved for summary judgement and to amend its complaint to add a new cause of action all of which the company opposed.  On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement and to add an additional cause of action. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000 both of which benefit the Company. Following the Court’s decision, Contract Pharmacal filed a Motion to reargue its original motion which the Company opposed.  The Court denied that motion on November 30, 2021 and then on March 10, 2022, Contract Pharmacal filed an appeal of the Court’s decision with the Appellate Division of the State of New York. The Company opposed that action.  The Company was again successful as the Appellate Division upheld the lower court’s denial of Contract Pharmacal’s motion for summary judgement and its motion to amend its Complaint.  Contract Pharmacal has now submitted a motion to the Appellate Division requesting leave to reargue the court’s denial of its original appeal.  The Company will oppose that motion.   The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously. The Appellate Division has yet to act in respect of Contract Pharmacal’s most recent motion to reargue the Court’s denial of the original appeal. The Company anticipates that due to Contract Pharmacal’s most recent motion, nothing of consequence will happen with respect to this legal action over the next twelve months.

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

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2025, and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Our products include landing gear, flight controls, engine mounts and components for aircraft jet engines, helicopters and ground turbines and other complex machines. The ultimate end-user for most of our products is the U.S. government, foreign governments, and commercial global airlines. Whether it is a small individual component for assembly by others or complete assemblies we manufacture ourselves, our high quality and extremely reliable products are used in mission critical operations that are essential for safety of military personnel and civilians.

A substantial portion of our net sales are concentrated amongst a number of defense and aerospace prime contractors and we have cultivated long-standing relationships with a number of their subsidiaries and/or business units. Additionally, our net sales are generated across several high-profile platforms and programs including: the F-18 Hornet, the E-2 Hawkeye, the UH-60 Black Hawk Helicopters, Geared Turbo-Fan (“GTF”) Engines (used on smaller aircraft such as the Airbus A220 and Embraer E2), the CH-53 Helicopter, the F-35 Lighting II and the F-15 Eagle Tactical Fighter. In many cases, we are the sole or single supplier of certain parts and components and receive LTAs from our customers, both demonstrating their commitment to us.

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

As a result of recent contract awards, as of September 30, 2025 we had total unfilled contract values amounting to $269.0 million (including our $131.8 million in backlog plus additional potential orders against LTA agreements previously awarded to us). Our backlog of firm orders, along with anticipated orders under existing LTA’s, provides a solid foundation for future growth, and improved profitability. However, due to extended lead times for raw material procurement and the complexity of manufacturing processes, meaningful increases in sales and profitability are not expected until fiscal 2026.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending September 30, 2025	2025 Percentage of Net Sales	Three Months Ending September 30, 2024	2024 Percentage of Net Sales	Change 2025 vs 2024	Percent Change 2025 vs 2024

Net sales	$10,309,000	100.0%	$12,555,000	100.0%	$(2,246,000)	-17.9%
Cost of sales	8,014,000	77.7%	10,614,000	84.5%	(2,600,000)	-24.5%
Gross profit	2,295,000	22.3%	1,941,000	15.5%	354,000	18.2%
Operating expenses	1,979,000	19.2%	1,874,000	14.9%	105,000	5.6%
Interest expense	466,000	4.5%	482,000	3.8%	(16,000)	-3.3%
Other income, net	106,000	1.0%	11,000	0.1%	95,000	863.6%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%
Net loss	$(44,000)	-0.4%	$(404,000)	-3.2%	$360,000	-89.1%

	Nine Months Ending September 30, 2025	2025 Percentage of Net Sales	Nine Months Ending September 30, 2024	2024 Percentage of Net Sales	Change 2025 vs 2024	Percent Change 2025 vs 2024

Net sales	$35,111,000	100.0%	$40,188,000	100.0%	$(5,077,000)	-12.6%
Cost of sales	28,754,000	81.9%	33,697,000	83.8%	(4,943,000)	-14.7%
Gross profit	6,357,000	18.1%	6,491,000	16.2%	(134,000)	-2.1%
Operating expenses	6,779,000	19.3%	5,931,000	14.8%	848,000	14.3%
Interest expense	1,354,000	3.9%	1,418,000	3.5%	(64,000)	-4.5%
Other income, net	322,000	0.9%	46,000	0.1%	276,000	600.0%
Provision for income taxes	-	0.0%	-	0.0%	-	0.0%
Net loss	$(1,454,000)	-4.1%	$(812,000)	-2.0%	$(642,000)	79.1%

Balance Sheet Data:

	September 30,	December 31,		Percent
	2025	2024	Change	Change

Cash	$126,000	$753,000	(627,000)	-83.3%
Working capital	$4,322,000	$11,776,000	(7,454,000)	-63.3%
Total assets	$57,951,000	$51,011,000	6,940,000	13.6%
Total stockholders’ equity	$18,843,000	$14,948,000	3,895,000	26.1%

Results of Operations for the three months ended September 30, 2025

Net Sales: Net sales for the three months ended September 30, 2025 were $10,309,000, a decrease of $2,246,000, or 17.9%, compared with $12,555,000 that we achieved in the three months ended September 30, 2024. The period-over-period decrease in net sales was primarily due to timing and overall changes in the mix of products delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales for the three months end 2025 and 2024 are shown below:

Customer	Percentage of Net Sales
	2025	2024
RTX (a)	38.2%	30.9%
Lockheed	30.2%	23.9%
Northrop	3.2%	18.3%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended September 30, 2025 and 2024 are shown below:

Platform or Program	Percentage of Net Sales
	2025	2024
GTF	33.4%	27.2%
UH-60 Black Hawk Helicopter	20.9%	21.2%
CH-53 Helicopter	10.5%	5.8%
F-35 Lightning II	5.9%	2.0%
E2-D Hawkeye	4.1%	24.5%
F-18 Hornet	1.0%	1.5%
All other platforms	24.2%	17.8%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended September 30, 2025, was $2,295,000 as compared to $1,941,000 for the three months ended September 30, 2024. Our gross profit percentage for the three months ended September 30, 2025 increased to 22.3% from the 15.5% for the three months ended September 30, 2024. The increase in margin can be attributed to changes in the sales across our major platforms, shifts in product mix, and cost reductions implemented during the period.

Operating Expenses: Operating expenses was $1,979,000, for the three months ended September 30, 2025, an increase of $105,000, from $1,874,000 for the three months ended September 30, 2024. As a percentage of consolidated net sales, operating expenses increased to 19.2%, compared to the 14.9% incurred during the three months ended September 30, 2024. The dollar increase was primarily driven by increases in our stock compensation expense, and the timing of certain professional fees offset in part by reductions in wages and rent expenses. We continue to look for ways to reduce our operating expenses.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $466,000 during the three months ended September 30, 2025, a decrease of $16,000 or 3.3% from $482,000 during the three months ended September 30, 2024. The decrease is primarily attributable to lower levels of subordinate debt during a portion of the period.

Net Loss: Net loss for the three months ended September 30, 2025 was $44,000, compared to a net loss of $404,000 for the three months ended September 30, 2024, for the reasons discussed above.

Results of Operations for the nine months ended September 30, 2025

Net Sales: Consolidated net sales for the nine months ended September 30, 2025 were $35,111,000, a decrease of $5,077,000, or 12.6%, compared with $40,188,000 that we achieved in the nine months ended September 30, 2024. The period-over-period decrease in net sales was primarily due to timing and overall changes in the mix of products requested by delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales for the nine months ended September 30, 2025 and 2024 are shown below:

Customer	Percentage of Net Sales
	2025	2024
RTX (a)	37.1%	29.8%
Lockheed	32.5%	25.1%
Northrop	6.6%	19.9%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the nine months ended September 30, 2025 and 2024 are shown below:

Platform or Program	Percentage of Net Sales
	2025	2024
GTF	31.7%	22.0%
UH-60 Black Hawk Helicopter	20.9%	22.0%
CH-53 Helicopter	12.6%	4.4%
E2-D Hawkeye	8.5%	26.9%
F-35 Lightning II	4.8%	3.3%
F-18 Hornet	1.4%	3.3%
All other platforms	20.1%	18.1%
Total	100.0%	100.0%

Gross Profit: Gross profit for the nine months ended September 30, 2025, was $6,357,000 as compared to $6,491,000 for the nine months ended September 30, 2024. Our gross profit percentage for the nine months ended September 30, 2025 increased to 18.1% from the 16.2% for the nine months ended September 30, 2024. The increase in margin can be attributable to changes in sales across our major platforms, shifts in product mix, and cost reductions implemented during the period.

Operating Expenses: Operating expenses were $6,779,000, for the nine months ended September 30, 2025, an increase of $848,000, from $5,931,000 for the nine months ended September 30, 2024. As a percentage of consolidated net sales, operating expenses increased to 19.3%, compared to the 14.8% incurred during the nine months ended September 30, 2024. The dollar increase was primarily driven by increases in stock compensation expense, our allowance for credit losses, professional fees, and costs associated with the continued improvement of our information technology system and hardening our cyber-security defense. We continue to look for ways to reduce our operating expenses.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $1,354,000 during the nine months ended September 30, 2025, a decrease of $64,000 or 4.5% from $1,418,000 during the nine months ended September 30, 2024. The decrease is primarily attributable to lower levels of subordinated debt during a portion of the period and a reduction in the average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.84% in 2025 as compared to 7.83% in 2024.

Net Loss: Net Loss for the nine months ended September 30, 2025 was $1,454,000, compared to a net loss of $812,000 for the nine months ended September 30, 2024, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we have debt service requirements related to:

1)

Outstanding indebtedness under our Current Credit Facility of $21,956,000 (consisting of a Revolving Loan of $15,838,000 and a Term Loan of $6,118,000). This debt matures on December 30, 2025, and requires us to make monthly payments on the term loan of approximately $87,000 until the loan matures. Subject to having the requisite collateral and maintaining compliance with the terms, there is future availability of $4,162,000 to support future cash need.

2)	Related Party Notes of approximately $4,871,000. This debt matures on July 1, 2026.

3)	Various equipment leases and contractual obligations related to our business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

The discussion which follows regarding our liquidity and capital resources should be read in light of our need to satisfy or refinance our existing debt in the foreseeable future and/or cure existing defaults under the Current Credit Facility.

The Current Credit Facility and Related Party Subordinated are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2025. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of filing of these interim condensed consolidated financial statements. The Company is actively engaged in constructive discussions with all lenders regarding potential refinancing or extension of these obligations. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with existing lenders or through alternative financing sources.

To support current operations and strategic initiatives, the Company raised capital through public market sales of its common stock since December 2024, and believes it can continue to access equity markets in future periods. During the nine months ended September 30, 2025, the Company sold 1,213,593 shares of common stock and generated gross proceeds of $4,869,000 through an ATM Offering, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. Since initiating the ATM in December 2024, we have sold a total of 1,330,444 shares for gross proceeds of $5,375,000. In light of ongoing negotiations with all of our lenders, the Company has temporarily paused all equity raising activity while evaluating the most effective capital structure going forward.

Under the terms of the Current Credit Facility, as amended, we are required to meet a prescribed Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. We are also required to meet other business and financial covenants.

The Company is currently in default of certain covenants under the Current Credit Facility and Webster Bank could choose to exercise its rights. For example, it could increase the rate of interest it charges us or refuse to make loans under the revolving portion of the Current Credit Facility. It could also keep funds remitted to the collection account. If the lender were to cease making new loans under the revolving facility or limit the amount of such loans, the Company would lack the funds to continue or expand operations and would need to seek immediate capital elsewhere. To date, the lender has chosen not to exercise any of its remedies, though we have agreed to place $3,930,000 of ATM proceeds in an interest bearing account to serve as additional security for the Company’s obligations under the Current Credit Facility.

As of September 30, 2025, the Company was in compliance with its minimum Fixed Coverage Charge ratio (“FCCR”) of 1.25x on a rolling 12-month basis but was in default of the requirement that fixed asset acquisitions during fiscal 2025 not exceed $2,500.000. Additionally, we have not yet obtained a waiver with respect to our default of a required minimum FCCR of 1.05x on a rolling 12-month basis, as of June 30, 2025, having only attained a ratio of 0.76x. All other financial and business covenants under the terms its Current Credit Facility were met as of September 30, 2025.

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

●

On September 10, 2025, the Company entered into a Ninth Amendment where we agreed that $3,930,000 of the proceeds from our ATM Offering would be maintained in an interest bearing account. The funds in this account serve as security for our obligations under the Current Credit Facility.

In addition to required Term Loan payments of approximately $262,000 for the remainder of fiscal 2025, we may have to make additional payments. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2024, based on the calculation, a payment was not required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financings. Although navigating the current business landscape remains challenging and it is difficult to predict period-to-period financial performance, based on the amounts recently raised pursuant to our ATM, our current revenue visibility and the strength of our backlog, we believe we have sufficient liquidity to meet our financial obligations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in this Quarterly Report. Our ability to do so, however, is dependent upon our ability to continue to borrow under our Current Credit Facility and ultimately extend the maturity dates of the Current Credit Facility and our Related Party Notes. The lender under the Current Credit Facility will likely require that the holders of our Related Party Notes extend the terms of these Notes and agree that payment of the Related Party Notes remains subordinated to our obligations under the Current Credit Facility as the same may be amended.

While we are focused on our business, we will explore our options to raise additional capital or borrow additional funds on terms which we believe are favorable and seek to obtain the agreement of our principal lender and the holders of the Related Party Notes to refinance the amounts due. Additional issuances of equity or convertible debt securities or increases in the rates of interest will likely result in dilution to our current shareholders. Further, as part of a refinancing we might be required to agree to more restrictive business or financial covenants. We could be required to issue equity securities at prices we believe are below what we believe to be the true value of our common stock which could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional borrowings would likely require the consent of our lender under the Current Credit Facility, could require that we grant the lenders a security interest or other rights that impede our ability to operate as we deem best for our shareholders.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as public health crises, ongoing or new conflicts, banking crises, increases in inflation, the imposition of tariffs and shifts in government alliances and other risks detailed in the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Additional debt or equity financing may not be available upon acceptable terms, or at all and we may need to seek bankruptcy protection to restructure our debt.

Management remains focused on enhancing profitability and improving cash flows through cost reductions, margin improvements, and long-term revenue growth. In the third quarter of 2025, the Company initiated cost-saving measures—including a workforce reduction—to better align operating expenses with anticipated production volumes. Additional adjustments may be considered as needed.

Further details regarding outstanding indebtedness are provided in “Note 5. Debt.”

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine months ended
	September 30,
	2025	2024
Cash provided by (used in)
Operating activities	$(754)	$508
Investing activities	(2,818)	(1,493)
Financing activities	6,875	825
Net increase (decrease) in cash	$3,303	$(160)

Cash (Used in) Provided by Operating Activities

For the nine months ended September 30, 2025, we used $754,000 of cash in operations as compared to generating $508,000 for the nine months ended September 30, 2024. The reduction was due primarily to a significant increase in inventory partially offset by a decrease in accounts receivable.

For the nine months ended September 30, 2024, we generated cash of $508,000 from operations which was mainly attributable to reductions in accounts receivable and increases in accounts payable.

Cash Used in Investing Activities

During the first nine months of 2025, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $2,818,000 and $1,493,000, during the nine months ended September 30, 2025 and 2024, respectively, was for new property and equipment. Investments in 2025 and 2024 increased our production efficiency and speed, while enabling us to maintain closer tolerances. They also expanded the size of products we can manufacture.

During the balance of fiscal 2025, we will only make investments in capital equipment necessary to maintain our competitiveness or enhance our ability to produce products subject to funded orders. We expect to invest approximately an additional $350,000 during the remainder of 2025 principally for tooling required to produce product.

Cash Provided by Financing Activities

For the nine months ended September 30, 2025, cash provided by financing activities was $6,875,000. During this period, we increased borrowings under our Current Credit Facility by $3,826,000 (consisting of a net increase in Revolving Loan borrowings of $2,933,000 and a net increase in our Term Loan of $893,000). We also sold an aggregate of 1,213,593 shares of common stock to the public for gross proceeds of $4,869,000. During this period we also made payments of $166,000 pursuant to financing lease obligations and $7,000 on a loan payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025.Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

As reported in our 2024 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2024, our management identified a material weakness in our internal controls over financial reporting related to our IT systems which has yet to be remediated. During fiscal 2024, we implemented new controls and procedures to eliminate this weakness but additional enhancements and more formalized documentation are still required. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. As such, we consider this material weakness not to be remediated as of September 30, 2025. Based on this evaluation and as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2025. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our 2024 Form 10-K and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, in particular, the portions thereof with respect to our need to refinance or otherwise satisfy our indebtedness, as well as other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 6. Exhibits

Exhibit No.	Description

10.1	Ninth Amendment to Loan and Security Agreement with Webster Bank successor to Sterling National bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed September 15, 2025).

31.1	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2025

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman Chief Financial Officer (principal financial and accounting officer)