Form 10-K
period 2025-12-31
AIR INDUSTRIES GROUP
filed 2026-03-27
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the aggregate market value of our common stock held by non-affiliates was $9,972,403, based on 2,967,977 shares of outstanding common stock held by non-affiliates, and a price of $3.36 per share, which was the last reported sale price of our common stock on the NYSE American on that date.

There were 4,781,054 shares of the registrant’s common stock outstanding as of March 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE: None

AIR INDUSTRIES GROUP

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

We finished 2025 with $47.9 million of net sales. Our backlog, which represents the value of all funded orders received, stood at $136.8 million an increase of 16.0% as compared to our backlog on December 31, 2024. On the bottom-line, we reported a net loss of $1.3 million. As we enter fiscal 2026, we believe our future is looking brighter.

Our business strategy is geared towards competing and winning contracts that enable us to achieve sustainable and profitable business growth and delivering high quality reliable products to our customers. At its core, lies a highly trained and close-knit team of 160 individuals committed to driving excellence and precision in every aspect of our operations. We are firmly focused on securing new contract awards, improving operations and successful execution. As of December 31, 2025, we have total unfilled contract values amounting to $270.1 million (including our $136.8 million in funded backlog and all potential orders against LTA agreements previously awarded to us).

As discussed below under “Recent Developments” our go-forward business may materially change.

Recent Developments

On February 17, 2026, we filed a Current Report on Form 8-K (the “Merger 8-K”) with respect to the Agreement and Plan of Merger (the “Merger Agreement”) we and Transitory Air Sub LLC, our wholly owned subsidiary (“Merger Sub”), entered into on February 16, 2026, with Tenax Aerospace Acquisition, LLC, a Delaware limited liability company (“Tenax”). Upon consummation of the Merger Agreement, Tenax will become a wholly owned Subsidiary of AIR. Tenax is a leading provider of special mission aviation solutions that combine aircraft sourcing, financing and modification with aviation services including pilots, maintenance and other types of program support. Additionally, they have long standing relationships with key government customers.

Pursuant to the Merger Agreement, we will issue shares of our common stock (the “Merger Consideration”) to the holders of the membership interests of Tenax at the Closing (the “Tenax Members”). A portion of the Merger Consideration allocated in respect of membership interests of Tenax underlying certain Tenax warrants that remain unexercised as of the Closing, if any, will be reserved by us for future issuance upon the exercise of such warrants. The number of shares of our common stock to be issued to the Tenax Members will be adjusted based on a calculation of AIR Net Indebtedness (as defined in the Merger Agreement). Based on the amount of Air Net Indebtedness as of December 31, 2025, the calculation would result in the issuance of approximately 112.5 million shares of AIR Common Stock. Consequently, based upon the calculation of the Merger Consideration as of December 31, 2025, following the closing of the Merger, the Tenax Members will collectively own approximately 95% of the outstanding shares of our Common stock.

For a more complete description of the Merger Agreement, transactions to be consummated, actions to be taken and agreements entered into or to be entered in connection therewith, reference is made to the Merger 8-K and the full text of the Merger Agreement and the documents that are exhibits thereto which are incorporated herein by reference.

The closing of the merger contemplated by the Merger Agreement (the “Merger”) is subject to risks and uncertainties and certain specified conditions, including, among other things: (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, (b) the listing of the Merger Consideration on the NYSE American, and (c) other customary conditions for a transaction such as the Merger, such as the absence of any legal restraint prohibiting the consummation of the Merger and there not having occurred with respect to AIR or Tenax’s business a material adverse event, subject to certain customary exceptions.

Except where specifically noted, the discussion of our business, operations, management team and financial results contained herein, gives no effect to changes that would occur as a result of or subsequent to the consummation of the Merger.

Customer Profiles

In 2025 and 2024, approximately 58.3% and 69.9% of our net sales were attributed to customers who use our products for end-use on military aircraft. The rest of our net sales are attributable to commercial aviation uses and, to a much lesser extent, ground power electricity generation and other uses.

We have cultivated long-standing relationships with many large and well-known customers including:

●	RTX Corporation (“RTX”) – a multinational aerospace and defense conglomerate and a major player in the aerospace and defense industry. We sell to several business units and/or subsidiaries of RTX, including Collins Aerospace (which includes Collins Landing Systems and Collins Aerostructures) and Pratt Whitney. RTX was formerly known as Raytheon Technologies Corporation and prior to that United Technologies Corporation.

●	Lockheed Martin Corporation (“Lockheed Martin”) – Lockheed Martin is a leading global security and aerospace company with its principal customers being agencies of the U.S. Government. We sell directly to one of its subsidiaries, Sikorsky Aircraft Corporation (“Sikorsky”).

●	Northrop Grumman (“Northrop”) – We supply product used on the E2-D Hawkeye, airborne warning and control aircraft.

●	General Electric Aerospace (“GE”) – We supply GE Aerospace with high precision components that are used in jet turbine aircraft engines that are used on several commercial aircraft platforms.

●	GE Verona – We supply GE Verona with precision components that are used in ground-based turbines for electrical power generation.

●	The U.S. Government – We supply certain components and assemblies directly to the Defense Logistics Agency (“DLA”), a combat support agency within the U.S. Department of Defense (“DoD”). The DLA’s mission is to manage the end-to-end global defense supply chain and deliver readiness to the warfighter. It supports all five U.S. military services, federal, state, and local agencies, as well as partner and allied nations. The DLA procures items from us and provides them, as it deems fit, to other suppliers who assemble them into finished products.

Platform and Program Profiles

Most of our machined components and assemblies are integral to high-profile platforms and named programs. Platforms generally refer to equipment that is utilized in missions or operations whereas programs are broader initiatives and can encompass the development and production of new platforms, upgrades to existing systems and other initiatives. The following platforms and programs (ranked in descending order by their 2025 net sales), accounted for 79.7% and 79.3% of our net sales in 2025 and 2024, respectfully:

●	Pratt & Whitney Geared Turbo-Fan Engine (“GTF”): Used in commercial aviation, the GTF represents a new generation of jet engines that offer improved fuel efficiency, reduced emissions, and lower noise levels compared to traditional turbofan engines. We manufacture Thrust Struts, a critical component that essentially absorbs and distributes the forward thrust produced by the jet engine, ensuring that the force is evenly applied across the structure of the aircraft to maintain stability and integrity during takeoff, cruising and landing. We supply our Thrust Struts to Collins Aerostructures for integration into Geared Turbofan engines, utilized by smaller airlines such as those operating the Airbus A220 and Embraer E2 aircraft. Demand for these engines increased in 2025, thus reducing the concentration in the net sales attributable to military end users. Demand for these engines is anticipated to increase over the next few years.

●	UH-60 Black Hawk Helicopter: We supply flight critical components, such as the primary flight control assembly and the tail-rotor gearbox, for the UH-60 Black Hawk Helicopter. Serving as the primary helicopter for the U.S. Army, it fulfills essential roles in transport, troop movement, medical evacuation and cargo lift operations. Manufactured by Sikorsky, it includes many variants and is also utilized by other branches of the U.S military and U.S. allied countries. Since entering service in 1979, over 4,000 helicopters have been produced. Deployment of new helicopters is projected to continue through at least 2027, with ongoing sustainment activities anticipated for many years thereafter.

●	The CH-53 Helicopter (including the CH53K variant): Developed in the 1960s and manufactured by Sikorsky, the CH-53 is recognized as the largest and most powerful helicopter in the U.S. military. It has evolved through several variants, with hundreds delivered and used by the U.S. Marine Corps. In 2021, we secured a LTA to supply Chaff Pods for the CH-53K, the latest iteration in the CH-53 series. These pods deploy metallized strips to generate false radar targets, safeguarding the helicopters from missile threats. The CH-53K plays a crucial role in the U.S. Marine Corps’ plans to support a wide range of current and future operations. In 2024 we received a purchase order to manufacture Swashplates and Hubs to be used on the CH-53K.

●	The E-2D Hawkeye: We provide the main and nose landing gear, as well as the arresting gear for the E-2D Hawkeye, a twin-engine, tactical aircraft utilized for providing advanced airborne warning and control for carrier-based operations. Often referred to as the “digital quarterback,” it conducts battlefield management and command and control operations for aircraft carrier strike groups. While primarily used by the U.S. Navy, a small number have been sold to U.S. allies, notably Japan.

●	The F-35 Lightning II (also known as the Joint Strike Fighter): Manufactured by Lockheed Martin, the Joint Strike Fighter is a stealth fighter aircraft designed to replace the U.S. Air Force F-15 and the U.S. Navy and Marine Corps F-18 fighters. It includes three variants: the conventional take-off and landing F-35A, the short take-off and vertical landing F-35B, and the carrier based variant F-35C. We have produced landing gear components for all three variants and currently manufacture landing gear components for the US Navy version. The production of this aircraft is expected to continue for many years, with the DoD aiming for an inventory objective of 2,456 aircrafts, in addition to expected demand from other countries.

●	F-18 Hornet: The F-18 Hornet, the U.S. Navy’s primary fighter aircraft, principally operates from aircraft carriers and enjoys international use, notably in Finland and Australia. Originating in the late 1960s, it has seen numerous upgrades and enhancements over the years. We manufacture complete landing gear components for several variants, supplying these to the U.S. government or Tier 1 or other suppliers for spares that go on the aircraft that were originally produced by Boeing.

●	The F-15 Eagle Tactical Fighter: We provide landing gear components for the F-15 Eagle Tactical Fighter. Originally designed for the U.S. Air Force, it is known as a dedicated air superiority fighter. Currently manufactured by Boeing, it was designed in the late 1960s with over 600 aircraft estimated to be in service. The F-15 has been exported to various countries including Israel, Saudi Arabia and Japan. Although it is anticipated that this plane will be ultimately replaced by the Joint Strike Fighter, we believe it will be flying for years to come. It boasts an impeccable combat record. We ship most of our components directly to the U.S. DoD.

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

Sales and Marketing

Sales and marketing activities during 2025 were robust, resulting in a book-to-bill ratio of 1.36x, growth in our funded backlog to $136.8 million and total unfilled contract values amounting to $270.1 million (including our $136.8 million funded backlog and all potential orders against LTA agreements).

We primarily rely upon a small team of highly skilled sales and business development professionals with extensive industry experience with hands-on support from management. Our goal is to cultivate customer relationships akin to partnerships and the concept of customer alignment. For example, our customers heavily rely on suppliers to deliver high-quality parts that meet specifications in a timely and cost-effective manner. They regularly assess suppliers based on various quantitative criteria such as on-time delivery performance, defect rates, adherence to specifications, cost performance, lead times, order processing time, stockout rates, and similar metrics. Therefore, one of our primary objectives is to maintain high ratings and leverage these metrics in our sales and marketing activities.

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

Bookings and Backlog

Bookings represent funded orders secured during a given financial period. In fiscal 2025, bookings were $65,000,000, a 8.5% decrease compared to $71,000,000 in 2024. Our “book-to-bill” ratio, which is our bookings divided by net sales, was 1.36x for 2025, an improvement over the 1.29x ratio of 2024. Although bookings are subject to wide variations in timing, resulting in period-to-period comparisons not necessarily being meaningful, we do use bookings and our book-to-bill as a gauge of future net sales.

Our backlog, which can be considered our “funded backlog,” stood at $136.8 million as of December 31, 2025, marking a 16.0% increase from $117.9 million on December 31, 2024. This represents the net sales we expect to realize from funded orders received and is equivalent to our remaining performance obligations pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. These funded orders, approved by customers, come from LTAs, spot-buys, or other contracts and are for essential machined components and assemblies used in the key platforms and programs we serve. Our definition provides visibility into the value of all firm orders. The bulk of our $136.8 million backlog is expected to ship over the next 24 months. but does not include possible or probable future orders pursuant to existing LTAs or probable contract renewals that would also contribute sales during such period. The total potential net sales under contracts actually awarded to us as of December 31, 2025, was $270.1 million, including the value of our existing funded backlog of $136.8 million.

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

In recent years, we have strategically made significant investments to enhance our competitiveness and market position. For example, in fiscal 2025 and 2024, we invested $3,322,000 and $2,301,000 in new property and equipment to support our goals. These investments have enabled us to increase production efficiency and speed, while maintaining closer tolerances, have expanded the size of products we can manufacture and have been appreciated by our customers. Any investment in 2026 will be at a much lower level.

Our competitors include: Monitor Aerospace, a division of GKN Aerospace; Hydromil, a division of Triumph Aerospace Group; Heroux Devetek and Ellanef Manufacturing, a division of Magellan Corporation.

Manufacturing, Raw Materials and Replacement Parts

Our production cycle spanning from ordering raw materials to delivering finished products, can vary from several weeks to over a year. Consequently, for certain products, especially those involving finished assemblies, we must procure significant amounts of raw materials and begin processing well ahead of actual ship dates. This underscores the importance of efficient subcontract management in meeting customer delivery deadlines. In some cases, customers may provide us with raw materials as they may be able to obtain better processing or delivery schedules from other suppliers and in other cases the customer chooses to rely on us to manage suppliers.

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

Employees

As of March 7, 2026, we employed 160 people. Of these, 89 were involved in manufacturing and production activities, 20 were in quality control, 45 were in administration, and the remaining 6 were in sales and procurement. All of our employees are covered under a co-employment agreement with Insperity Services, LLC, a professional employer organization. This arrangement allows us to provide employees with comprehensive benefits at a lower cost than we could provide.

Our AIM subsidiary has a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the “Union”). This agreement is effective until December 31, 2027 and covers the majority of AIM’s 125 personnel. The agreement requires us to make specified contributions to the Union’s United Welfare Fund and Unted Service Worker’s Security Fund which provide pension benefits to our employees. We are not obligated to provide any additional pension benefits to our employees. Additionally, the collective bargaining agreement contains a “no-strike” clause, and a “no-lock-out” clause. We believe we maintain good relationships with the Union.

Regulations

We believe that we are in compliance with all federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.  The key regulations impacting our business are further discussed below:

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

The risks below can be characterized into four groups:

1)	Risks related to our business, including risks specific to the defense and aerospace industry;

2)	Risks related to our indebtedness;

3)	Risks related to the proposed Merger with Tenax Aerospace Acquisition, LLC; and

4)	Risks related to our status as a public company and our common stock.

Risks Related to Our Business

We have a history of net losses, have recently increased our debt to support ongoing business operations, need to refinance our debt and the opinion of our auditor contains an explanatory paragraph as to our ability to continue as a going concern.

We incurred net losses for the years ended December 31, 2025 and 2024 of $1,305,000 and $1,366,000, respectively. During the year ended December 31, 2025, we used $1,352,000 to support our operations and our total indebtedness grew from $20,121,000 as of December 31, 2024, to $25,233,000 as of December 31, 2025. As of December 31, 2025, we had approximately $23,473,000 of indebtedness outstanding pursuant to our Current Credit Facility that matures on September 30, 2026 with Webster Bank (“Current Credit Facility”) and approximately $4,871,000 of subordinated notes (“Related Party Notes”) that mature on October 1, 2026, which are held by two directors Michael N. Taglich and Robert F. Taglich. We must pay or refinance this indebtedness on or prior to its respective due dates. Further, Webster has indicated that it does not want to renew the Current Credit Facility. Since it is not likely that we will be able to pay this debt, we have initiated steps to satisfy portions and refinance the balance. These steps included the sale of shares of our common stock pursuant to our Registration Statement that was declared effective on December 19, 2024, and the entry into a Merger Agreement with Tenax with respect to a proposed merger that would cause Tenax to become our wholly-owned subsidiary. Our financial statements included in this Report have been prepared on the assumption that we will continue as a going concern. Because of the uncertainty regarding our ability to refinance our indebtedness our auditors have included an explanatory paragraph in their opinion as to our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments that might result if we were not to continue as a going concern.  If we were not to consummate the Merger Agreement with Tenax, refinancing our indebtedness may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity or new securities convertible into or exercisable or exchangeable for our common stock. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition.

We may need additional financing to fund operations and to invest in new or upgraded property or equipment.

During fiscal 2025 we used $1,352,000 to fund ongoing business operations and used in excess of $3,000,000 to purchase new equipment to improve our operating efficiencies. As a result, the amount of our indebtedness grew from $20,121,000 as of December 31, 2024, to $25,233,000 as of December 31, 2025. We will require additional financing to fund operations and investments in new or upgraded property or equipment in order to remain competitive and will need to obtain the agreement of holders of portions of our debt to incur new debt or otherwise refinance our existing debt. In order to gain their consent, we may need to offer these holders increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Such additional financing or refinancing may involve the issuance of debt, equity or securities convertible into or exercisable or exchangeable for our equity securities and may not be available to us on reasonable terms, if at all. If we are unable to obtain additional financing or refinance our existing debt, the trading price of our common stock could be adversely affected. If we are able to obtain additional financing or refinance our existing debt, the terms of such financing may adversely affect the interests of our existing stockholders. Any failure to fund working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Additionally, we may need to consider other types of restructuring including seeking protection under U.S. bankruptcy law. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

A reduction in budgeted or actual U.S. government spending for defense or changes in the mix of defense products could materially adversely impact our business strategy, revenues, operating results and financial condition.

The ultimate end-user for a significant portion of our products is the U.S. Government, with significant emphasis on military aircraft. In certain instances, our products may be exported to allied foreign governments by the U.S. Government. Although we expect to generate sales from all of our key aerospace and defense platforms and programs for many years, they are subject to significant risk. Congressional appropriation and presidential approval are required for funding, leaving our platforms and programs vulnerable to potential budget reductions at any point. For instance, a decrease in U.S. government defense spending or a strategy shift to rocket and drone platforms instead of helicopters and large military aircraft platforms, could curtail demand for landing gear parts and other components we provide which would likely have a materially adverse effect on our business strategy, revenues, operating results and financial condition.

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

 Although we have cultivated long-standing relationships with many of our customers, the aerospace and defense industry is characterized by a small number of large and well-known prime customers. A majority of our revenue is derived from sales to a limited number of customers and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

Our products are purchased by a relatively small number of large aerospace and defense customers who incorporate them into larger products for ultimate end-use by the U.S. Government, international governments, and commercial global airlines. A majority of our revenue is derived from sales to a limited number of customers. Consequently, we have a high degree of sales concentration among specific customers making it challenging to diversify our customer base. In fiscal years 2025 and 2024, four customers, two of which were part of the same corporate group, accounted for approximately 75.2% and 73.4% of net sales, respectively.

Our future success relies heavily on nurturing, expanding and effectively managing these relationships. Nevertheless, we cannot assure retention of these customers or their continuing to purchase at previous levels. The loss of any key customer, a decline or interruption in sales to them, or our inability to establish relationships with new customers, could significantly impact our business.

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

The defense and aerospace component manufacturing market is highly competitive. Competition has been increasing and is expected to intensify further. Our large aerospace and defense prime customers, Tier One suppliers and many of our competitors have significantly greater technical, manufacturing, financial and marketing resources than we do. In the future, our defense and aerospace customers could make changes in their supply chain strategies that could adversely impact us. For instance, they could decide to in-source manufacturing, stop purchasing pursuant to existing LTA agreements or seek other sources at any time. If they seek other suppliers, we may not be able to compete successfully against either current or future competitors. including commercial manufacturers that wish to diversify their revenues and expand into the defense supply chain. Increased competition could result in reduced revenue, lower margins or loss of market share, any of which could significantly harm our business, our operating results and financial condition.

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

We may lose sales if our suppliers fail to meet our needs or ship raw materials to us on schedule.

We must deliver our products timely with high quality to ensure smooth operation of our customers’ production lines. In order to do so, we attempt to procure our raw materials, parts and components as well as subcontracted services from various sources and utilize multiple subcontractors. However, certain materials, components and services are exclusively available from a sole or limited number of suppliers and we are reliant upon them. Additionally, materials sourced from overseas are susceptible to supply chain disruptions stemming from global events and political decisions. While we believe that, in many cases, alternative supplies, components, assemblies, or subcontractors could be secured, sourcing substitutes may necessitate the development of new suppliers or require product re-engineering and qualification, potentially leading to shipment delays. Any interruptions in raw material shipments or subcontracted service performance could significantly harm our business, our operating results and our financial condition.

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

We obtain many LTA and other contracts through a competitive bidding process. We must devote substantial time and resources to prepare bids and proposals which may not result in contract awards to us. Even if we win contracts, there can be no assurance that the prices that we bid will be sufficient to allow us to generate a profit from any particular contract. On occasion, we may submit a bid for an initial contract award that will generate negative or minimal gross margin in anticipation of price increases or operational efficiencies which lead to improved gross margins on subsequent orders. There are significant costs involved with producing a small number of initial units of any new product and it may not be possible to recoup such costs on later production runs.

Due to fixed contract pricing, increasing contract costs expose us to reduced profitability and the potential loss of business.

The cost estimation process requires significant judgment and expertise. Reasons for cost growth include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the ability of subcontractors to meet their commitments, the effect of delays in performance, availability and timing of funding from the customer, natural disasters, supply chain disruptions and the inability to recover any claims for added services necessary to complete production. A significant change in costs from those on which we based our estimates on one or more programs could have a material effect on our consolidated financial position or results of operations.

The prices of raw materials we use are volatile.

The prices of raw materials used in our manufacturing processes are volatile. Some LTA agreements with customers allow us to increase our prices due to increases in the price of raw materials. However, these LTA agreements generally require that we first absorb all or a portion of the price increases before being able to pass on the increase to the customer. For some LTA agreements, we are at full risk for future price agreements. If the prices of raw materials rise, we may not be able to pass along all of such increases to our customers and this could have an adverse impact on our financial position and results of operations. It is possible that some of the raw materials we use might become subject to new or increased tariffs. Significant increases in the prices of raw materials could adversely impact our customers’ demand for certain products which could lead to a reduction in our revenues and have a material adverse impact on our revenues and on our financial position and results of operations.

Some of the products we produce have long lead times.

Some of the products we produce require months to produce and we sometimes produce products in excess of the number ordered intending to sell the excess as spares when orders arise. As a result, our inventory turns slowly and ties up our working capital. Our inventory represented approximately 58.7% of our assets as of December 31, 2025. Any requirement to write down the value of our inventory due to obsolescence, excess and slow moving quantities or a drop in the price of materials could have a material adverse effect on our consolidated financial position and results of operations.

We do not own the intellectual property rights to products we produce.

Although we develop internal production processes, nearly all the parts and subassemblies we produce are built to customer specifications and the customer owns the intellectual property, if any, related to the product. Consequently, if a customer desires to use another manufacturer to fabricate its part or subassembly, it is free to do so, which could have a material adverse effect on our business, our operating results and financial condition.

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

From time-to-time, to reduce our dependence on subcontractors, increase our customers’ reliance upon us or increase our gross margins we offer new services to our customers, such as painting and finishing products we manufacture. There are risks associated with offering new products and services and even if performed timely and correctly, it is likely that our margins for these new services will be relatively low, or even negative, in the initial phases when volume is low. We may not be successful in achieving positive gross margins for new services or be able to ultimately meet our customer requirements. If we are unsuccessful, it could hurt our relationship with our customers.

Attracting and retaining executive talent and other key personnel is an essential element of our future success.

Our future success depends to a significant extent upon our ability to attract executive talent, as well as the continued service of our existing executive officers and other key management and technical personnel. We are a relatively small company and experienced management and technical, marketing and support personnel in the defense and aerospace industries are in demand and competition for their talents is intense. Our failure to attract or retain executive, key management and technical personnel could have a material adverse effect on our business, financial condition and results of operations.

We are subject to intense competition for the skilled machinists necessary to manufacture our products.

We are subject to intense competition for the services of skilled machinists necessary to manufacture our products and those of other companies in the aerospace and defense industry. In recent years, the competition for skilled employees has intensified and we have experienced wage inflation. We have strategically located our operations in the U.S. and many companies are expanding their domestic production. As such, there is currently a shortage of skilled workers in the U.S. In order to increase production levels, we must hire new employees and machinists for our two state-of-the art manufacturing facilities and we may not be able to do so or the costs to hire and/or train them may significantly exceed our budget. If the U.S. economy continues to experience inflation, our labor costs may further increase which could have a material adverse effect on our business, financial condition and results of operations.

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

Most of our products are used by large aerospace and prime contractors who ultimately provide them to the U.S. Government, foreign governments and commercial airlines. As such, in most cases, we are required to maintain confidential and proprietary information on our information systems. Hackers, whether they be individuals, entities or hostile enemies, may attempt to penetrate our network or those of our third-party hosting and storage providers, to gain access to confidential and proprietary data. If any of this data is hacked or leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, which will materially impact our financial results and financial condition. Any system or service disruptions caused by hackers or those caused by projects to improve our information technology capabilities, if not mitigated, could significantly disrupt our production and assembly and could have an immediate material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us or third-party service providers, computer viruses, natural disasters or power shortages.

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

We are subject to an extensive and evolving regulatory landscape and requirements imposed by our customers to secure our communications, and any adverse changes to, or our failure to comply with, any laws and regulations or requirements of our clients could adversely affect our brand, reputation, business, operating results, and financial condition.

We are subject to extensive laws, rules and regulations directed to those who conduct business over the internet, in addition to security requirements imposed by our clients, including those governing privacy, data governance, data protection and cybersecurity. Many LTAs that we sign with our customers require us to comply with strict vendor clauses including replications of specific sections of the FAR. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, may be modified, interpreted, and applied in an inconsistent manner. To the extent we have not complied with such laws, rules, and regulations, or requirements imposed by our LTAs, we could be subject to significant fines, limitations on the products and services we provide, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Complying with the requirements imposed by the U.S. Government and our customers with respect to privacy, data governance, data protection and cybersecurity is costly and requires a significant amount of attention from management.

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

Conflicts between nations (such as the ongoing Russia-Ukraine conflict or the conflict with Iran), or between nations and terrorist organizations (such as the ongoing conflict between terrorist groups and Israel), as well as terrorist attacks, natural disasters (such as hurricanes, fires, floods and earthquakes), unusually adverse weather conditions, pandemic outbreaks or a banking crisis, the imposition of tariffs, or shifts in government alliances, could adversely affect our operations and financial performance. If any of these events impact us or our suppliers, it could result in an inability on our part to manufacture products and/or result in lost sales, materially affecting our operations and financial performance.

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

Russia’s ongoing war with Ukraine, the conflict in the Middle East (including the ongoing U.S. military operations in Iran), continued tensions between the US and the European Union with China and Russia, and tension between the US and the European Union with respect to funding Ukraine’s war effort, tariffs and other issues, may alter countries’ willingness to rely on others as the source of certain products and material.

Historically, prime contractors and the entire U.S. aerospace and defense supply chain have relied upon parts, components, and raw materials from foreign suppliers including those located in Russia and China. Conversely, many nations chose to rely upon U.S. manufacturers as their primary source for defense products, such as helicopters and fighter aircraft. Geo-political tensions have increased during the past several years and we expect them to continue. Supply chain disruptions resulting from escalating political tensions and the economic disruption resulting from retaliatory measures between countries could result in production delays and cancellations of programs.

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

Risks Related to Our Indebtedness

As of December 31, 2025, we have total indebtedness of approximately $30.1million, large portions of which must be paid or refinanced prior to September 30, 2026. We have been advised by Webster Bank, our principal lender, that it will not renew our Current Credit Facility. Although Tenax has agreed in the Merger Agreement that it or an affiliate, will pay or cause us to pay our indebtedness, if the Merger with Tenax is not consummated, we may not be able to refinance our existing loans prior to their respective maturity dates. Failure to do so would materially impact our business and our stock price, and we could be forced to cease or suspend our operations or become insolvent.

As of December 31, 2025, we had approximately $23,473,000 of indebtedness outstanding pursuant to the Current Credit Facility with Webster Bank, as amended (“Current Credit Facility”), that matures September 30, 2026. This indebtedness is secured by a lien on substantially all our assets. Additionally, as of December 31, 2025, we had approximately $4,871,000 of Related Party Notes that mature October 1, 2026, which are held by two directors, Michael N. Taglich and Robert F. Taglich. In addition to approximately $784,000 of finance lease obligations, at December 31, 2025, we also had $971,000 of borrowings for the solar energy systems installed at our Barkhamsted facility pursuant to a 20-year level payment term loan with CT Green Bank (“Solar Facility”).

If we are unable to pay or refinance our indebtedness when due, our operations may be materially and adversely affected. We must pay or refinance large portions of our indebtedness prior to September 30, 2026. Since it is unlikely that we will be able to pay this debt, we have initiated steps to satisfy portions and refinance the balance, including entering into a Merger Agreement with Tenax. If we were not to consummate the Merger Agreement, refinancing our indebtedness may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity or new securities convertible into or exercisable or exchangeable for our common stock which may adversely affect the trading price of our common stock and the interests of our existing stockholders. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our current or future leverage may adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions. Ultimately, we may not be able to successfully refinance our indebtedness and if we cannot, we would become insolvent.

The weighted average interest rate we paid in 2025 on borrowings outstanding on the Current Credit Facility was 6.72% and this interest rate may increase in the future. Further, we agreed to pay Webster $40,000 as a condition to its agreement to extend the due date of the Current Credit Facility from December 31, 2025, to March 31, 2026, and an additional $175,000 for its agreement to extend the due date to September 30, 2026.

The weighted average interest rate paid during the year-ended December 31, 2025 and 2024, on borrowings outstanding on the Current Credit Facility was 6.72% and 7.66%, respectively. Under the terms of our Current Credit Facility, amounts due bear interest at a per annum rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. Consequently, we may be susceptible to future rate increases if the Federal Reserve chooses to increase its target rate of interest. Further, Webster Bank has indicated that it will not refinance the Current Credit Facility and advised us to seek a new lender. If we were not to consummate the Merger Agreement with Tenax and seek to refinance our debt, it is likely that the interest rate and other consideration we would have to pay would exceed the rates and amounts payable pursuant to the Current Credit Agreement. In addition, in consideration for its agreement to extend the due date of the Current Credit Facility first from December 31, 2025, to March 31, 2026, and subsequently, to September 30, 2026, we agreed to pay Webster Bank fees of $40,000 and $175,000 respectively. If we are unable to refinance the Current Credit Facility and Webster Bank was to continue to fund us pursuant to the Current Credit Facility, it is likely that the rate of interest and other consideration we pay to Webster Bank would increase.

We may not be able to comply with the covenants of the Current Credit Facility and our debt could be called.

As a result of our Merger Agreement (see additional risks below), the Current Credit Facility has been amended to extend the Maturity Date of the loans to September 30, 2026. Under the terms of the Current Credit Facility, we are required to maintain certain business and financial covenants. If we fail to maintain compliance with the covenants of the Current Credit Facility, we would have to seek a waiver from our lender, which may not be given. If we fail to maintain compliance with the covenants of the Current Credit Facility and are unable to obtain a waiver, we may have to pay increased interest rates or other compensation to Webster, may be required to immediately pay any outstanding debt or Webster could retain amounts deposited in the Collection Account and refuse to make advances under the revolving portion of the credit facility. An increase in the interest rate would likely have a material adverse impact on our consolidated financial position and results of operations. If we were required to make immediate repayment or Webster were to refuse to make advances under the revolving portion of the credit facility, we may not be able to obtain financing to repay the amounts due or maintain our operations and would become insolvent.

The terms of our Current Credit Facility limit our ability to pay dividends.

The terms and covenants of our Current Credit Facility do not allow us to pay dividends. In the future, should we decide to pay dividends, we would need covenant changes or a waiver under our Current Credit Facility. There can be no assurance our lender would agree to covenant changes or grant a waiver. In addition, we may in the future incur additional indebtedness or otherwise become subject to agreements whose terms restrict our ability to pay dividends in the future.

Risks Related to the Merger

Consummation of the Merger Agreement with Tenax is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

Unless waived by the parties to the Merger Agreement, and subject to applicable law, the consummation of the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement.

o	Stockholder approval of the proposal to increase our authorized common stock;

o	Stockholder approval of the proposal to permit action in lieu of a stockholders meeting by consent only if Majority Ownership (as defined in the Merger Agreement) exists;

o	Stockholder approval of the proposal, in compliance with Section 713(b) of the NYSE American Guide, authorizing the issuance of the Merger Consideration to the Tenax members resulting in a “change in control;”

o	The absence of any AIR Material Adverse Effect or Tenax Material Adverse Effect (each as defined in the Merger Agreement);

o	No litigation or regulatory issue threatening to affect the Merger;

o	The expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act;

o	The listing of the shares of our common stock to be issued to the Tenax Members on the NYSE American.

If any of the conditions to the obligation of Tenax to consummate the Merger is not satisfied, Tenax could elect to decline to consummate the Merger or seek to adjust the merger consideration to be received by the Tenax Members.

We have incurred and we will continue to incur significant transaction and transition costs in connection with the Merger.

We have incurred and expect to incur significant, non-recurring costs in connection with our efforts to consummate the Merger. Certain transaction costs incurred in connection with the Merger Agreement will only be paid if the Merger is consummated. Nevertheless, there are significant costs, including legal, accounting, consulting, and other fees, expenses and costs, and under certain conditions, breakup fees, that will be paid by the Company even if the Merger is not consummated and which, in the aggregate, may have a material adverse impact on our business, operating results, and financial condition.

Management has devoted significant time and effort to the negotiation of the Merger Agreement, responding to due diligence requests and seeking to consummate the Merger and will continue to do so until the Merger is consummated or abandoned.

Our management and other personnel have devoted a substantial amount of time and resources to negotiation and execution of the Merger Agreement and will devote significant time and efforts seeking to consummate the Merger diverting time and attention from revenue generating business activities which could have an adverse impact on our business, operating results, and financial condition.

Consummation of the Merger requires the consent of our shareholders to certain actions prior to the Merger and the Merger Agreement may be amended without shareholder approval.

While our shareholders will not be asked to approve the merger agreement, approval of our shareholders is required for certain actions which must be taken in order to consummate the Merger, including a proposal to increase our authorized stock, a proposal to permit action in lieu of a stockholders meeting by consent only if Majority Ownership (as defined in the Merger Agreement) exists and of the proposal, in compliance with Section 713(b) of the NYSE American Guide, authorizing the issuance of the Merger Consideration to the Tenax members resulting in a “change in control. ”The Merger Agreement contains provisions relating to the issuance of the Company’s shares, the payment of certain obligations of the Company, including the Related Party Notes, a tender offer for a portion of the shares of the Company currently outstanding, and the redemption on the first anniversary of the date on which the Merger is consummated (the “Closing Date”) of all of the shares of the Company outstanding prior to consummation of the Merger. The Merger Agreement may be amended by the parties thereto, without approval of the shareholders of the Company. While the Company does not expect the Company’s Board of Directors to approve any amendment to the Merger Agreement prior to the Merger, it may be possible that the Company’s Board, in exercising its business judgment and subject to its fiduciary duties and any restrictions under the Merger Agreement, chooses to approve one or more amendments to such agreement. Any such amendment may have an adverse effect on the trading price of the Company’s common stock or the prices at which the tender offer is to be conducted and to be paid upon redemption of the shares of the Company outstanding prior to consummation of the Merger or the likelihood that the Merger will be consummated.

The Directors and Officers of the Company have entered into an agreement with Tenax to vote in favor of the Merger, regardless of how the Company’s other shareholders vote.

The Directors and Officers of the Company have agreed, among other things, to vote in favor of all proposals to be presented to our shareholders at the meeting which must be held to approve certain actions which must be taken to consummate the Merger (the “Shareholders Meeting”), including proposals to increase the number of shares of common stock we are authorized to issue from 20 million to 200 million, authorize stockholder action by written consent in lieu of a shareholders meeting at any time while Majority Ownership (as defined in the proposed Charter Amendment) exists and in order to comply with Section 713(b) of the NYSE American Company Guide, to approve the issuance of the shares of common stock pursuant to the Merger Agreement to the Tenax Members resulting in a change of control. Accordingly, such proposals, which are a condition to consummation of the Merger, could be approved even if the majority of the votes cast by the public shareholders are against it. Further, the directors and officers have agreed to vote against any Competing Proposal, as defined, and any other action, agreement or transaction involving the Company that is intended, or would reasonably be expected, to impede, interfere with, delay, postpone, adversely affect or prevent the consummation of the Merger.

The exercise of the Company’s directors’ and executive officers’ discretion in agreeing to the Merger Agreement or changes or waivers in the terms of the Merger Agreement may be impacted by conflicts of interest.

In the period leading up to the Closing of the Merger, events may occur that, pursuant to the Merger Agreement, would require the Company to agree to amend the Merger Agreement, to consent to certain actions taken by Tenax, or to waive rights to which the Company is entitled to under the Merger Agreement. Such events could arise because of changes in the Company’s business, a request by the Company to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement, or the occurrence of other events that would have a material adverse effect on the Company’s business and which would entitle Tenax to terminate the Merger Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through the Company’s Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors in the consummation of the Merger may result in a conflict of interest on the part of such director(s) between what he or they may believe is best for the Company and the Company’s shareholders and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action.

The announcement of the proposed Merger could disrupt our relationships with our customers, suppliers, business partners and others, as well as our operating results and business generally.

Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the Merger on our business include the following:

●	our employees may experience uncertainty about their future roles, which might adversely affect their performance and the Company’s ability to retain and hire key personnel and other employees; and

●	customers, suppliers, business partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

If any of the aforementioned risks were to materialize, they could lead to significant costs or impacts on our business which may impact us and could have an adverse impact on our business, operating results, and financial condition.

Our issuance of shares of common stock in the Merger will dilute your ownership and could adversely affect our stock price.

Pursuant to the Merger Agreement, based upon our Indebtedness as of December 31, 2025, we will issue approximately 112.5 million shares of our common stock to the Members of Tenax and entities holding warrants to acquire membership interests in Tenax. As a result, the interests of current holders of our common stock will be substantially diluted and they will own in the aggregate, less than 5% of the number of shares of common stock outstanding immediately after consummation of the Merger.

The number of shares of our common stock to be issued in the Merger is subject to adjustment and likely to increase.

The number of shares of our common stock to be issued to the members of Tenax is subject to adjustment based upon our operating performance between the date hereof and the end of the month preceding the month in which the Merger is consummated. Specifically, the number of shares to be issued will increase pursuant to the formula set forth in the Merger Agreement if our indebtedness, as defined in the Merger Agreement, increases (“Indebtedness”). Our Indebtedness increased during the year ended December 31, 2025, and likely will increase during the period commencing January 1, 2026, until the Merger is consummated or abandoned.

There is currently no meaningful information regarding the business, operations and historical financial operating results of Tenax available to prospective purchasers of our common stock in the public markets.

Tenax is a privately held company and is not obligated to and does not make information regarding its business and financial results available to the public. Although information including historical financial results of Tenax will be made available in the proxy statement (“Proxy”) to be distributed to our shareholders prior to the Shareholders Meeting, the historical financial results of Tenax do not reflect the financial condition, results of operations or cash flows it would have achieved as a public company during the periods presented or those we will achieve in the future. Our financial condition and future results of operations could be materially different from amounts reflected in the historical financial statements of Tenax included in the Proxy. Such information as is currently publicly available regarding Tenax and as may become available, will be limited and may not be sufficient for an investor to make an informed decision regarding the future prospects of our Company if the Merger is consummated.

Risks of Being a Public Company

There is only a limited public market for our common stock.

Although our common stock is listed on the NYSE American, there is only a limited number of our common shares available in the public float and the related market capitalization of our float is relatively small. Further, the proportion of our shares in the float will represent a very minor portion of our outstanding shares immediately following consummation of the Merger. The trading volume for our common stock has been limited and a more active public market for our common stock may not develop or be sustained over time. The lack of a robust market may impair a stockholder’s ability to sell shares of our common stock. In the absence of a more active trading market, any attempt to sell our shares could result in a decrease in the price of our stock. Specifically, our shareholders may not be able to resell their shares of common stock at or above the price paid for such shares or at all.

The ownership of our common stock is highly concentrated amongst related parties, and their interests may conflict with the interests of other stockholders.

Two of our directors, Michael N. Taglich and Robert F. Taglich, and their affiliates own a significant portion of our outstanding shares of common stock. They also held $4,871,000 of Related Party Notes as of December 31, 2025, some of which are convertible into our common stock. Although the Related Party Notes are subordinate to our debt pursuant to the Current Credit Facility, we may require additional concessions from the holders of the Related Party Notes and Tenax if we seek to refinance the Current Credit Facility or issue new debt. These related parties have significant influence over the outcome of corporate actions, including those actions requiring stockholder approval to permit the Merger to be consummated. The interests of these related parties may be different from the interests of other stockholders on these and other matters. Additionally, this concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market or the perception that such sales could occur, could negatively impact the market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us or our shareholders to sell equity securities in the future at a time and at a price that we or they deem appropriate.

In connection with the Merger, our directors and officers agreed that they will not, during the period beginning upon execution of the Merger Agreement and terminating on the date on which the Merger is consummated or the Merger Agreement is terminated, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale, or otherwise dispose of any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for, or that represent the right to receive shares of our common stock, or any interest in any of the foregoing.

Upon consummation of the Merger or termination of the Merger Agreement, shares held by our directors and officers will be eligible for resale, subject to, in the case of stockholders who are our affiliates, volume, manner of sale, and other limitations under Rule 144 promulgated under the Securities Act. In addition, shares of our common stock issuable upon exercise or vesting of incentive awards under our incentive plans are, once issued, eligible for sale in the public market, subject, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of our common stock reserved for future issuance under our Equity Incentive Plans may become available for sale in future.

The market price of our common stock could drop significantly if the holders of the shares described above sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.

The market price of our common stock is highly volatile, which could result in substantial losses to investors.

The market price of our common stock has historically been volatile and is likely to continue to be volatile. The market price of our common stock could fluctuate widely due to factors relating to our operations, the terms of our Merger Agreement with Tenax, as well as those beyond our control, including public perception of the business prospects of Tenax and the likelihood of consummation of the Merger with Tenax. Because our common stock is thinly traded, the trading price may be volatile due to factors concerning our operations, such as variations in our operating results, failure to meet the covenants under the Current Credit Facility, news regarding the loss of a major customer or termination or a reduction in funding for a program we are on, the loss of management personnel, the outcome or perception of the potential outcome of any litigation, public perception of the business prospects of Tenax and the likelihood of consummation of the Merger with Tenax, general industry conditions and significant industry developments. In addition, the market price of our common stock may be affected by factors unrelated to our operations, such as general economic factors, government budgeting decisions affecting our industry and developments in the financial markets and availability of credit.

Our operating results and financial condition may fluctuate on a quarterly and annual basis.

Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Fluctuations in our operating results and financial condition may be due to a number of factors, including those set forth in these Risk Factors and in our discussion of our results of operations. Due to the risks discussed in these Risk factors and elsewhere this Report, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company.” As a smaller reporting company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that are made by public companies that are not smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

If the NYSE delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, the Company’s securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The NYSE American may require us to meet the requirements for an initial listing if we consummate the Merger with Tenax

If we consummate the Merger with Tenax the NYSE American may require us to meet the requirements for an initial listing. The NYSE American has announced it intends to amend its initial listing rules to require, among other criteria, a per share price of at least $4.00 per share and a market capitalization of at least $15,000,000. If we are unable to satisfy such requirements, it may take steps to delist our common stock. There are measures that can be taken to comply with certain of the listing requirements of NYSE American, such as effecting a reverse stock split or selling shares of our common stock.  We cannot assure you that the Company will be able to meet those initial listing requirements after the Merger.

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

If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that third-party securities analysts publish about us and the industries in which we operate. Currently, there is limited analyst coverage of our Company. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.

Future financings or acquisitions may adversely affect the market price of our common stock.

Future sales or issuances of our common stock, including upon conversion of our outstanding convertible notes, upon exercise of our outstanding warrants and options, or as part of the Merger and other future financings or acquisitions, would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of common stock.

Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial effort to compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements. Costs to comply may increase in the future. The requirements of being a public company affect our ability to attract and retain qualified board members.

We are and after completion of the Merger intend to continue to be, subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of NYSE American. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition, or results of operations.

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

Our management determined that as of December 31, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective due to a material weakness regarding appropriate segregation of duties with respect to and validation of data produced by certain modules of our financial IT systems. We first determined this weakness in fiscal 2022 and have not been able to address these weaknesses without incurring significant costs and/or process changes. Although improved controls have been implemented during fiscal 2023, 2024, and 2025, we will need to enhance and further formalize these controls during fiscal 2026. We expect to conclude our testing of effectiveness in fiscal 2026 but we may find that the remediations implemented were not effective and have to incur additional costs to adopt new controls. A significant increase in costs in 2026 or any failure to maintain our controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

We do not expect to pay any cash dividends for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends, and other factors that our board of directors may deem relevant. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.

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

We are not aware of any vulnerability inherent in our systems or malware embedded in our systems that are likely to materially affect, or are reasonably likely to materially affect, our operations. We are in the process of implementing additional training and are in the process of engaging third parties to perform various testing as indicated above.

Day-to-day management of cybersecurity threats is conducted by our IT department in conjunction with outside service providers, which is charged with identifying and reporting threats to senior management. On a quarterly basis, cybersecurity is reviewed by our Chief Executive Officer and Chief Financial Officer, who are expected to report to the Audit Committee.

Board Oversight

The Audit Committee of our Board of Directors, which is composed of all non-employee directors, is responsible for oversight of our efforts to eliminate cybersecurity risks. The Audit Committee meets regularly with our Chief Executive Officer and Chief Financial Officer and, in turn, reports its findings to the Board of Directors.

ITEM 2. PROPERTIES

We have strategically located our properties in the U.S. We lease and maintain an approximately 81,000 square foot state-of-the-art manufacturing facility located in Bay Shore, New York. We maintain our corporate headquarters at this facility whose lease expires in September 2026.

We own a second 74,923 square foot state-of the-art manufacturing facility located in Barkhamsted, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s alleged violation of the terms of the subject sublease, specifically the failure to make the entire premises available by what it claims was the Sublease commencement date. The validity of the action is extremely suspect in that the subject sublease had no specific commencement date and Contract Pharmacal ultimately received all the space. Discovery was conducted and the Plaintiff moved for summary judgement and to amend its complaint to add a new cause of action all of which the company opposed. On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement and to add an additional cause of action. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000 both of which benefit the Company. Following the Court’s decision, Contract Pharmacal filed a Motion to reargue its original motion which the Company opposed. The Court denied that motion on November 30, 2021 and then on March 10, 2022, Contract Pharmacal filed an appeal of the Court’s decision with the Appellate Division of the State of New York. The Company opposed that action. The Company was again successful as the Appellate Division upheld the lower court’s denial of Contract Pharmacal’s motion for summary judgement and its motion to amend its Complaint. Contract Pharmacal has now submitted a motion to the Appellate Division requesting leave to reargue the court’s denial of its original appeal. The Company will oppose that motion. The Appellate Division has yet to act in respect to Contract Pharmacal’s most recent motion to reargue the Court’s denial of the original appeal. The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously.

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

Holders

On March 16, 2026, there were 91 stockholders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Remaining Shares Available for Future Securities Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	455,360	$6.01	364,044
Equity compensation plans not approved by security holders	None	0.00	None
Total	455,360		364,044

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

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2025.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2025.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2025 and 2024 and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Winning a new contract award is highly competitive. Our ability to win new contract awards generally requires us to deliver superior quality products, more quickly and with lower pricing than our competitors. Accordingly, we must continually invest in process improvements and capital equipment. Recent investments in new equipment have improved the productive capacity of our employees, increased our efficiency and speed, and expanded the size of products we can manufacture. We strategically operate two state-of-the-art manufacturing centers in the U.S. This allows for rigorous oversight of production and the adherence to stringent quality standards. Although there is currently a shortage of skilled workers, we maintain a highly trained and close- knit team of over 160 professionals committed to driving excellence and precision in every aspect of our operations.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Looking forward to fiscal 2026, we are focused on securing new contract awards, improving operations and successful completion of the Merger Agreement (as discussed elsewhere in this filing).

As of December 31, 2025, we have total unfilled contract values amounting to $270.1 million (including our $136.8 million in backlog and all potential orders against LTA agreements previously awarded to us).

RESULTS OF OPERATIONS

Years ended December 31, 2025 and 2024:

Selected Financial Information:

	2025	2025 Percentage of Net Sales	2024	2024 Percentage of Net Sales	Change 2025 vs 2024	Percent Change 2025 vs 2024

Net sales	$47,921,000	100.0%	$55,108,000	100.0%	$(7,187,000)	-13.04%
Cost of sales	39,734,000	82.9%	46,176,000	83.8%	(6,442,000)	-13.95%
Gross profit	8,187,000	17.1%	8,932,000	16.2%	(745,000)	-8.34%
Operating expenses	8,525,000	17.8%	8,473,000	15.4%	52,000	0.61%
Interest expense	1,841,000	3.8%	1,893,000	3.4%	(52,000)	-2.75%
Other income, net	743,000	1.6%	68,000	0.1%	675,000	992.65%
Benefit from income taxes	(131,000)	-0.3%	-	0.0%	(131,000)
Net loss	$(1,305,000)	-2.7%	$(1,366,000)	-2.5%	$61,000	-4.47%

Balance Sheet Data:

	December 31,	December 31,		Percent
	2025	2024	Change	Change

Cash	$680,000	$753,000	$(73,000)	-9.69%
Working capital	$5,238,000	$11,776,000	$(6,532,000)	-55.47%
Total assets	$58,329,000	$51,011,000	$7,318,000	14.35%
Total stockholders’ equity	$19,201,000	$14,948,000	$4,253,000	28.45%

Comparison of Fiscal 2025 to 2024

Net Sales: Net sales in 2025 were $47,921,000, a decrease of $7,187,000 or 13.0%, compared with $55,108,000 that we achieved in 2024. The year-over-year decrease in net sales was primarily due to timing and overall changes in the mix of products requested and delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales in either 2025 or 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (A)	36.2%	29.3%
Lockheed Martin	32.3%	25.1%
Northrop	6.7%	18.3%

(A) RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the years ended December 31, 2025 and 2024 are shown below:

	Percentage of Net Sales
Platform or Program	2025	2024
GTF	31.4%	22.0%
UH-60 Black Hawk Helicopter	21.0%	23.1%
CH-53 Helicopter	12.0%	3.4%
E2-D Hawkeye	9.1%	24.0%
F-35 Lightning II	4.6%	3.7%
F-18 Hornet	1.5%	2.9%
All other platforms	20.4%	20.9%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the year ended December 31, 2025, amounted to $8,187,000, a decrease from the $8,932,000 achieved in 2024. Our gross profit percentage in fiscal 2025 increased to 17.1% from the 16.2% we achieved in 2024. This improvement can be attributed to changes in sales across our major platforms, shifts in product mix, and cost reductions implemented during the period.

Operating Expenses: In fiscal 2025, operating expenses totaled $8,525,000, an increase of $52,000, from $8,473,000 recorded in 2024. As a percentage of consolidated net sales, operating expenses rose to 17.8%, compared to 15.4% in fiscal 2024. The dollar increase was due primarily to stock compensation expense and information technology expenses offset by lower personnel costs. We continue to look for ways to reduce our operating expenses.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $1,841,000 in fiscal 2025, a decrease of $52,000 or 2.8% from $1,893,000 in 2024. The decrease is primarily attributable to lower levels of subordinated debt during a portion of the year and a decrease in the average interest rate on debt outstanding pursuant to our Current Credit Facility which decreased to 6.72% in 2025 as compared to 7.66% in 2024.

Net Loss: Net loss for the year ended December 31, 2025 was $1,305,000, compared to a net loss of $1,366,000 for the year ended December 31, 2024, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $23,473,000 (consisting of a Revolving Loan of $17,618,000 and a Term Loan in the amount of $5,855,000). This debt matures on September 30, 2026, and requires us to make monthly payments of approximately $87,000 in 2026.

2)	Related Party Notes of approximately $4,871,000. This debt matures on October 1, 2026.

3)	Various equipment leases and contractual obligations related to our business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

The Current Credit Facility and Related Party Subordinated are classified as current liabilities on the consolidated balance sheet as of December 31, 2025. As a result of the due dates of this debt, there is substantial doubt about our ability to continue as a going concern for the twelve months following the date of filing of these consolidated financial statements. Webster Bank has advised us that it will not renew our Current Credit Facility. In addition to discussions with our lenders, as discussed in our Current Report on Form 8-K filed February 17, 2026, we entered into a Merger Agreement with Tenax.

To support current operations and strategic initiatives, beginning in December 2024 we raised capital through public market sales of our common stock and believe we can continue to access equity markets in future periods, though there is no assurance as to our ability to do so or as to the price and terms under which we could issue equity securities. During the year ended December 31, 2025, the Company sold 1,213,593 shares of common stock in the public market and generated gross proceeds of $4,869,000, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. Since initiating the sales in December 2024, we have sold a total of 1,330,444 shares for gross proceeds of $5,375,000. In light of ongoing negotiations with our lenders and in accordance with the Merger Agreement with Tenax, we have temporarily paused all equity raising activity while evaluating the most effective capital structure going forward.

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

As of December 31, 2025, we were in compliance with all financial and business covenants contained in the Current Credit Facility.

The Current Credit Facility expires on September 30, 2026. In addition, we are required to maintain a collection account with our lender into which substantially all cash receipts are remitted. If we were to default under the Current Credit Facility, our lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact our operating results. If the lender were to cease making new loans under the revolving facility, we would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, combined with the reasonable possibility that we might fail to meet covenants in the future, raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the date of filing this report.

The following is a brief discussion of recent amendments to the Current Credit Facility (all of which have been filed with the SEC):

●	On May 31, 2024, we entered into a Seventh Amendment that waived the default caused by our failure to achieve the required Fixed Charge Coverage Ratio of the Sixth Amendment. This amendment further revised our Financial Covenants. For the six months ending June 30, 2025 our EBITDA shall not be less than $740,000; for the nine months ending September 30, 2025 our EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2025 our EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

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

●

On September 10, 2025, we entered into a Ninth Amendment where it agreed that the $3,930,000 of the proceeds from its ATM Offering would be maintained in an interest bearing account. The funds in this account serve as additional security for its obligations under the Current Credit Facility.

●

On December 15, 2025, we entered into a Tenth Amendment which waived the defaults caused by the failure to achieve the required fixed charge coverage ratio for the fiscal quarter ended June 30, 2025, and for exceeding the permitted amount of capital expenditures for the fiscal year ending December 31, 2025. Additionally, the maturity date of the revolving credit and term loans were extended to March 31, 2026, and amended the capital expenditure covenant. We paid an amendment fee of $40,000.

●

On February 26, 2026, we entered into an Eleventh Amendment which extended the maturity date of the revolving credit and term loans to September 30, 2026. In connection with this Amendment, we paid an amendment fee of $25,000 and agreed to pay $150,000 when the loans are satisfied.

If we are unable to close the merger with Tenax contemplated by the Merger Agreement or obtain a new lender to replace the Current Credit Facility we may not be able meet our financial obligations. As of December 31, 2025, we have borrowing capacity of approximately $2,382,000 under the Revolving Loan.

In addition to required Term Loan payments we may have to make additional payments under the Current Credit Facility. For so long as the Term Loan under the Current Credit Facility remains outstanding, if Excess Cash Flow (as defined) is a positive amount for any fiscal year, we are obligated to pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow and (ii) the outstanding principal balance of the Term Loan. Such payment shall be applied to the outstanding principal balance of the Term loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2025, based on the calculation there is no Excess Cash Flow payment required.

In addition to the outstanding indebtedness under the Current Credit Facility and Related Party Notes, we have various equipment leases and contractual obligations of an ongoing nature which we service in the ordinary course out of our cash flow from operations.

Our material cash requirements are for debt service, capital expenditures and funding working capital. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility, strength of our backlog, and availability under our Current Credit Facility, we believe that we have sufficient liquidity to meet our day-to-day cash requirements for our operations. However, we must pay or refinance large portions of our indebtedness prior to September 30, 2026, and October 1, 2026. Further, as a condition to refinancing our Current Credit Facility prior to September 30, 2026, our lender or a new lender may require that the holders of our Related Party Notes extend or otherwise modify the subordination agreements they have given in favor of the lender.

If we do not close the contemplated Merger, it is unlikely we will be able to pay existing debt and will need to refinance our Current Credit Facility and Related Party Notes. We have engaged in discussions with Webster Bank and the holders of our Related Party Notes to explore potential extensions or refinancings of our obligations. Webster Bank has advised us that it will not extend our Current Credit Facility. Refinancing our indebtedness with other parties may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended
	December 31,
	2025	2024

Cash provided by (used in)
Operating activities	$(1,352)	$324
Investing activities	(3,122)	(2,285)
Financing activities	8,331	2,368
Net increase in cash	$3,857	$407

Cash (Used in) Provided By Operating Activities

For the year ended December 31, 2025, our operations absorbed $1,352,000 of cash as compared to generating $324,000 of cash in fiscal 2024. The use of cash was due to an increase in inventory of $5,450,000, reflecting material and production costs incurred for product to be delivered in 2026. This was partially offset by non-cash expenses of depreciation and stock-based compensation in the amounts of $2,499,000 and $1,047,000, respectively, and by a reduction in accounts receivable of $1,761,000.

For the year ended December 31, 2024, we generated cash flows from operations of $324,000 as compared to $4,862,000 for fiscal 2023. The decrease in cash flows was primarily due to the use of a portion, $2,442,000, of customer deposits which had been advanced prior to 2024 for the procurement of long lead time raw materials expected to be utilized in 2024.

Cash Used In Investing Activities

During 2025 we continued to make significant investments to enhance our competitiveness and market position. Cash used in investing activities of $3,122,000 and $2,285,000, in 2025 and 2024, respectively, was for new property and equipment.

The investments in 2025 and 2024 increased production efficiency and speed, while maintaining closer tolerances. They also expanded the size of products we can manufacture. Any investment in 2026 will be at a much lower level.

Cash Provided by Financing Activities

For the year ended December 31, 2025, cash provided by financing activities was $8,331,000. During fiscal 2025, we increased borrowings under our Current Credit Facility by $5,343,000 (consisting of a net increase in Revolving Loan borrowings of $4,713,000 and a net increase of $630,000 against the Term Loan). We also sold an aggregate of 1,213,593 shares of common stock to the public for net proceeds of $4,638,000. We used cash by paying $1,291,000 of the Related Party Notes. We also made payments of $223,000 pursuant to financing lease obligations and $8,000 on a loan payable.

For the year ended December 31, 2024, cash provided by financing activities was $2,368,000. During fiscal 2024, we increased borrowings under our Current Credit Facility by $2,238,000 (consisting of a net increase in Revolving Loan borrowings of $2,101,000 and a net increase of $137,000 against the Term Loan) and received advances of $8,000 against the Solar Facility. We also sold an aggregate of 116,851 shares of common stock to the public for net proceeds of $327,000. Additionally, we made payments of $196,000 pursuant to financing lease obligations and $9,000 on a loan payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of December 31, 2025 and 2024.

Critical Accounting Estimates

A critical accounting estimate is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements in this Report include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include, inventory valuation and income tax provision. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Below is a description of our critical accounting estimates:

●	Inventory Valuation, which includes the estimates and methodology used in accounting for the transition of production costs to inventory costs. In our consolidated financial statements, inventory is reflected at the lower of cost or net realizable value. We periodically evaluate inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods (defined as goods which do not have an open order and have not had movement for two years), obsolescence and for other impairments of value.

●	Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws in the United States. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company has recorded a valuation allowance in the current and prior years to reduce deferred tax assets to zero. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2025 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the required time periods, and that such information is accumulated and communicated to our management to allow timely decisions when required.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

In connection with their review of our internal control over financial reporting as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2025 as a result of a material weakness identified in 2022 that were not yet remediated.

Historically, we outsourced certain information technology (“IT”) related functions to a third-party vendor. In 2022, we identified a material weakness with respect to our IT systems in that we did not design and/or implement primary user access controls and program change management systems over key IT systems to validate that data produced by the relevant IT systems were complete and accurate and to ensure appropriate segregation of duties to adequately restrict user and privileged access to the financially relevant systems and data to the our personnel. Further, we identified a material weakness with respect to the activities of our vendor in connection with the design and operation of our IT systems in that because this vendor is unable to provide a SOC 1 (Standard Operating Control) Report, we were unable to verify and validate the effectiveness of the vendor’s control procedures when implementing changes to our IT systems, including systems affecting our financial IT applications and underlying data account records.

In fiscal 2024 and continuing in fiscal 2025, we implemented new IT controls that required our third-party vendor to make only changes to our IT systems with specific authorization and a requirement that such change be monitored, in real-time by an employee of our company that is familiar with the changes that are being made by our third-party vendor. Although we implemented a process to monitor users being granted privileged access and that such access is being monitored by a periodic user review process, additional enhancements and more formalized documentation is still required. As such, we consider this material weakness not to be remediated as of December 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2025, we implemented and enhanced our internal control over financial reporting to include additional processes to monitor users being granted privileged access and enhanced our periodic user reviews to ensure such privileged access continues to be appropriate. Except for these items, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended December 31, 2025, which is the subject of this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are:

Name:	Age	Position
Scott Glassman	48	Acting Chief Executive Officer and President (effective 03-18-2026)
Brian Drisgula	53	Vice President of Finance (effective 03-18-2026)
Michael N. Taglich	60	Director
Robert F. Taglich	59	Director
David J. Buonanno	70	Director
Peter D. Rettaliata	75	Chairman of the Board
Michael Brand	68	Director
Michael D. Porcelain	57	Director

Scott Glassman was appointed to the positions of Acting Chief Executive Officer and President of the Company on March 18, 2026. Mr. Glassman has been employed by the Company since March of 2019, most recently serving as the Chief Financial Officer, Principal Accounting Officer and Secretary of our Company since October 16, 2024. Prior to that he served as Chief Accounting Officer. Mr. Glassman previously had been employed by the Company from February of 2007 to February of 2015, serving in various senior positions in the Company’s Financial Department. From March of 2015 to November of 2018, Mr. Glassman worked at a privately held distributor of commercial equipment where he served as Controller. Mr. Glassman holds a Bachelor of Science degree in Accounting from the State University of New York at Albany. Mr. Glassman has been a CPA licensed by the state of NY since 2002.

Brian Drisgula was appointed to the position of Vice President of Finance, Principal Accounting Officer and Secretary of our Company on March 18, 2026. Mr. Drisgula has been employed by the Company since October 14, 2024, most recently as the Director of Finance. From April 2023 to October 2024, Mr. Drisgula served as Senior Finance Manager at Circor International, Inc, a large aerospace and defense contractor listed on the New York Stock Exchange. Prior to joining Circor, from May of 2015 through February of 2023, he was Plant Controller for Akorn, Inc., a publicly held generic pharmaceutical manufacturer. Mr. Drisgula holds a Bachelor of Science degree in Accounting from the State University of New York at Binghamton and has been licensed as a CPA by the State of New York since 2000.

Peter D. Rettaliata has been a director of our Company since 2005 and was appointed Chairman of the Board on July 11, 2024. He served as our Acting President and Chief Executive Officer from March 2, 2017 to November 15, 2017 and served as our President and Chief Executive Officer from November 30, 2005 to December 31, 2014. He also served as the President of our wholly-owned subsidiary, AIM, from 1994 to 2008. Prior to his involvement at AIM, Mr. Rettaliata was employed by Grumman Aerospace Corporation for twenty-two years, as the Senior Procurement Officer. Professionally, Mr. Rettaliata has served as the Chairman of “ADDAPT”, an organization of regional aerospace companies, as a member of the Board of Governors of the Aerospace Industries Association, and as a member of the Executive Committee of the AIA Supplier Council. He is a graduate of Niagara University where he received a B.A. in History and Harvard Business School where he completed the PMD Program.

Michael N. Taglich served as Chairman of our Board of Directors from September 22, 2008 until July 11, 2024. He is Chairman and President of Taglich Brothers, a New York City based securities firm which he co-founded in 1992. Mr. Taglich is currently Chairman of the Board of Mare Island Dry Dock LLC, a company engaged in ship repair services, He also serves as a Chairman of the Board of Intellinetics Inc., and is on the board of a number of private companies.

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

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2025.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Taglich	34,353	12,596	14,600	—	—	—	61,549
Robert Taglich	34,353	12,596	14,600	—	—	—	61,549
David Buonanno	37,500	—	14,600	—	—	—	52,100
Michael Brand	37,500	—	14,600	—	—	—	52,100
Michael Porcelain	—	57,223	14,600	—	—	—	71,823
Peter Rettaliata	63,252		14,600	—	—	—	77,852

(1)	Director fees paid in shares.

Board Meetings; Committees and Membership

The Board of Directors held eleven meetings during the fiscal year ended December 31, 2025 and each of the directors attended more than 75% of the aggregate of (i) the number of meetings of the Board of Directors and (ii) the number of meetings of all committees of the Board on which such director served.

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

The Audit Committee held five meetings during fiscal 2025.

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

The Compensation Committee held four meetings during fiscal 2025.

Nominating Committee. Our Nominating Committee is composed of Messrs. Rettaliata, Brand and Porcelain. The purpose of the Nominating Committee is to seek and nominate qualified candidates for election or appointment to our Board of Directors. The Nominating Committee held one meeting during fiscal 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table shows, for the periods indicated, information regarding the compensation awarded to, earned by or paid to each individual that served as our principal executive officer during the fiscal year ended December 31, 2025, each other individual that was serving as an executive officer as of December 31, 2025, and each other individual who served as executive officer during the two years ended December 31, 2025 whose compensation for either of such fiscal years exceeded $100,000 for all services rendered in all capacities to our company and its subsidiaries. The individuals listed in the following table are referred to herein collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Luciano Melluzzo*	2025	389,758	—	—	—	—	—	10,800	(1)	400,558
President and CEO	2024	374,566	—	620,350	—	—	—	10,800	(1)	1,005,716
Scott Glassman	2025	233,331	—	—	—	—	—	—		233,331
CFO**	2024	224,231	—	371,363	—	—	—	—		595,594

(*)	Mr. Melluzzo resigned from his position effective March 11, 2026.
(**)	Mr. Glassman was appointed Acting Chief Executive Officer and President effective March 18, 2026.
(1)	Represents car allowance.

Our executive officers named in the above table do not have employment agreements providing for a fixed term of employment. All are employees at will, terminable at any time without any severance, other than that payable to employees generally.

Executive Compensation Policies as They Relate to Risk Management

The Compensation Committee and management have considered whether our compensation policies might encourage inappropriate risk taking by our executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance-based compensation focused on profits as opposed to revenue growth.

The Compensation Committee working with management adopts a plan each year intended to award members of our management including executive officers for meeting or exceeding targeted goal. As these goals were not met for 2025, the Committee believes the amounts to be paid to Messrs. Melluzzo and Glassman for services rendered in fiscal 2025 are appropriate.

Outstanding Equity Awards at 2025 Year-End

The following table shows certain information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Luciano Melluzzo	48,000	—	$3.43	6/30/2028	68,245	(2)	$209,512
	27,000	—	3.50	5/31/2028	—		—
	20,000	—	8.30	3/31/2027	—		—
	18,000	—	12.20	7/31/2026	—		—
	15,000	—	13.90	3/31/2026	—		—

Scott Glassman	5,000	—	$3.50	5/31/2028	40,854	(2)	$125,422
	4,100	—	3.43	6/30/2028	—		—
	3,000	—	8.40	3/31/2027	—		—
	2,000	—	12.20	7/31/2026	—		—
	2,250	—	13.90	3/31/2026	—		—

(1)	The dollar amounts shown in this column are determined by multiplying the number of shares or units in the preceding column by $3.07, the closing price of the Company’s common stock on December 31, 2025.

(2)	One-third of the RSUs subject to these awards were released on April 1, 2025, and subject to the terms of the award agreements, the remainder of the RSUs are scheduled to vest in two equal annual installments commencing on April 1, 2026. Based on Mr. Melluzzo’s retirement, it was agreed that the awards to be received on April 1, 2026, would be released, and those for 2027 will be forfeited.

Equity Incentive Plans

We have three equity incentive plans all of which are substantially identical except as to the number of awards which may be granted, pursuant to which we can grant awards with respect to an aggregate of 1,055,000 shares of our common stock. We have the right to grant awards pursuant to each plan until the tenth anniversary of the date on which it was approved by our stockholders.  The 2022 Equity Incentive Plan was approved by our stockholders in June 2022; and amendments to the 2022 Equity Incentive Plan were approved by our stockholders at our Annual Meeting in 2023 and 2024, and most recently at our Annual Meeting in 2025 to increase the number of shares as to which grants may be awarded to 900.000; the 2017 Equity Incentive Plan authorizes grants as to 120,000 shares and was approved by our stockholders in October 2017; and the 2016 Equity Incentive Plan authorizes grants as to 35,000 shares and was approved by our stockholders in November 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Common Stock as of March 25, 2026 by (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our Chief Executive Officer and Principal Financial Officer, our only executive officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. As of March 25, 2026, we had outstanding 4,781,054 shares of Common Stock. Except as stated in the table, the address of the holder is c/o our company, 1460 Fifth Avenue, Bay Shore, New York 11706.

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent
Michael N. Taglich	694,634	(1)	13.84%
Robert F. Taglich	492,423	(2)	9.88%
Peter D. Rettaliata	84,951	(3)	1.76%
David Buonanno	40,722	(4)	*
Michael Brand	44,170	(5)	*
Michael Porcelain	155,818	(6)	3.20%
Scott Glassman, Acting Chief Executive Officer and President	60,918	(7)	1.26%
All Directors and Executive Officers as a group (7 persons owning shares)	1,573,636	(8)	28.67%
Brian Drisgula, Vice President of Finance	-		*

Beneficial Ownership of More than 5% of Shares:
Charles L. Frischer	444,998	(9)	9.31%
Star Equity Fund and Jeffery E. Eberwein	285,000	(10)	5.96%

*	Less than 1%

(1)	Includes shares owned by Mr. Taglich, 203,012 shares he may acquire upon conversion of convertible notes, but excluding shares for accrued interest thereon, 12,159 shares that he may acquire upon exercising RSUs and 23,620 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(2)	Includes shares owned by Mr. Taglich, 168,907 shares he may acquire upon conversion of convertible notes, but excluding shares for accrued interest thereon, 12,159 shares he may acquire upon exercising RSUs and 23,620 shares he may acquire upon exercise of options, in each case exercisable within 60 days.

(3)	Includes 12,159 shares he may acquire upon converting RSUs and 46,640 shares he may acquire upon exercise of options exercisable within 60 days.

(4)	Includes 12,159 shares he may acquire upon converting RSUs and 23,760 shares he may acquire upon exercise of options exercisable within 60 days.

(5)	Includes 12,159 shares he may acquire upon converting RSUs and 25,760 shares he may acquire upon exercise of options exercisable within 60 days.

(6)	Includes 60,791 shares he may acquire upon converting RSUs and 23,760 shares he may acquire upon exercise of options exercisable within 60 days.

(7)	Includes 32,586 shares he may acquire upon converting 12,159 RSUs and upon 20,427 RSUs vesting within 60 days. Includes 16,350 shares he may acquire upon exercise of options exercisable within 60 days.

(8)	Includes 371,919 shares that may be acquired upon conversion of convertible notes, and 182,510 shares that may be acquired upon exercise of options, in each case exercisable within 60 days.

(9)	The share information set forth below is based on the Schedule 13D filed with the SEC and the Company on March 23, 2026 reflecting ownership as of that date. The beneficial ownership percentage set forth below is based upon 4,781,054 shares outstanding as of March 25, 2026.

	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Total	Percent
Charles L. Frischer	444,998	—	444,998	—	444,998	9.31%

The address for Charles L. Frischer is 3156 East Laurelhurst Drive, NE, Seattle, WA 98105.

(10)	The share information set forth below is based on the Schedule 13D filed with the SEC and the Company on January 21, 2026 reflecting ownership as of that date. The beneficial ownership percentage set forth below is based upon 4,781,054 shares outstanding as of March 25, 2026.

	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Total	Percent
Star Equity Holdings, Inc	—	85,000	—	—	85,000	1.78%
Star Operating Companies, Inc.	-	85,000	-	85,000	85,000	1.78%
Star Equity Fund, LP	-	85,000	-	85,000	85,000	1.78%
Star Equity Fund, GP, LLC	-	85,000	-	85,000	85,000	1.78%
Star Investment Management, LLC	-	85,000	-	85,000	85,000	1.78%
Star Value Investments, LLC	-	85,000	-	85,000	85,000	1.78%
Jeffrey E. Eberwein	200,000	85,000	200,000	85,000	285,000	5.96%

The address for Star Equity, Star Operating Companies, Star Equity Fund, Star Equity GP, Star Investment Management, Star Value Investments and Mr. Jeffrey E. Eberwein is 53 Forest Avenue, Suite 101, Old Greenwich, Connecticut 06870.

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

There were no transactions completed by us since January 1, 2025, in which the amount involved exceeded $120,000 and in which any related person has a direct or indirect material interest except that during 2025, we repaid $1,041,000 of subordinate notes and we incurred interest expense of $356,000 in respect of the subordinated notes held by Michael Taglich, Robert Taglich and certain of their affiliates. As of December 31, 2025, Michael Taglich and Robert Taglich held subordinated notes in the aggregate principal amount of $4,871,000 as a result of transactions entered into prior to January 2025. Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Of the $4,871,000, approximately $2,519,000 can be converted at the option of the holder into our common stock at $15.00 per share and $1,802,000 can be converted at the option of the holder into our common stock at $9.30 per share. The remaining $550,000 is not convertible.

There are no transactions currently proposed by us in which a related party has a direct or indirect financial interest in which the amount involved exceeds $120,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES

As required by our Audit Committee charter, our Audit Committee pre-approved the engagement of our principal accounting firm CBIZ CPAs P,C, (“CBIZ CPAs”) and our predecessor principal accounting firm Marcum LLP (“Marcum”) for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by our principal accounting firm and reviews and approves the fees charged by our principal accounting firm. The Audit Committee considered the role of CBIZ CPAs in providing tax and audit services and other permissible non-audit services to us while it was serving as our auditor and concluded that the provision of such services, if any, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

During fiscal years 2025 and 2024, the aggregate fees which we paid to or were billed by CBIZ CPAs and Marcum for professional services were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees(1)	$620,000	$579,000
Tax Fees(2)	-	2,000
	$620,000	$581,000

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarter reviews of financial statements and audit services provided in connection with other statutory and regulatory filings.

(2)	Tax fees - the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements of Air Industries Group for the Year ended December 31, 2025 and 2024.

(b)	The following exhibits are included as part of this report. References to “the Company” in this Exhibit List mean Air Industries Group, a Nevada Corporation.

Exhibit No.	Description
3.1	Articles of Incorporation of Air Industries Group (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

3.2	Certificate of Amendment increasing number of authorized shares of preferred stock and Series A Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 19, 2017).

3.3	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 10, 2025).

3.4	Certificate of Amendment increasing number of authorized shares of common stock to 60,000,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 8, 2019)

3.5	Certificate of Change filed with the Secretary of State of Nevada to effectuate reverse stock split (incorporated herein by reference to Exhibit 3.01 to the Company’s Report on Form 8-K filed October 18, 2022).

3.6	Certificate of Amendment increasing number of authorized shares of common stock to 20,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 2025).

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020).

10.1	Loan and Security Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.2	Guaranty Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.3	Pledge Agreement dated as of December 31, 2019 with Sterling National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2020)

10.4	First Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2020)

10.5	Second Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021)

10.6	Third Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2021)

10.7	Fourth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2022).

10.8	Fifth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 10, 2024).

10.9	Sixth Amendment to Loan and Security Agreement with Sterling National Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 27, 2024).

10.10	Waiver and Seventh Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2025).

10.11	Eighth Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2025).

10.12	Ninth Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2025).

10.13	Tenth Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2025).

10.14	Eleventh Amendment to Loan and Security Agreement with Webster Bank, National Association successor to Sterling National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).

10.15*	Form of Indemnification Agreement between the Company and each Director and Officer.

10.16*	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan As Amended and Restated as of May 23, 2024.

10.17*	Form of Per Diem Expense Reimbursement and Compensation Agreement between the Company and each Director.

10.18	At The Market Offering Agreement dated December 13, 2014, By and between the Company and Craig -Hallum Capital Group LLC (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed December 13, 2025).

10.19	Separation and Release Agreement date March 13, 2026, between the Company and Mr. Lou Melluzzo (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2026).

10.20	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.21	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-1 (Registration No. 333-219490) filed July 26, 2017 and declared effective August 4, 2017).

10.22	2022 Equity Incentive Plan As Amended and Restated as of May 23, 2024 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed August 4, 2024).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017 filed on April 30, 2018.

19.1	Insider Trading Policies and Procedures (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report of Form 10K for the year ended December 31, 2024 filed on April 15, 2025).

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1	Policy related to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 15, 2025).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2026

AIR INDUSTRIES GROUP

By:	/s/ Scott Glassman
Scott Glassman
Acting Chief Executive Officer and President (principal executive officer)

By:	/s/ Brian Drisgula
Brian Drisgula Vice President of Finance (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 27, 2026 in the capacities indicated.

Signature	Capacity

/s/ Scott Glassman	Acting Chief Executive Officer and President
Scott Glassman	(principal executive officer)

/s/ Brian Drisgula	Vice President of Finance
Brian Drisgula	(principal financial and accounting officer)

/s/ Michael N. Taglich	Director
Michael N. Taglich

/s/ Peter D. Rettaliata	Chairman of the Board
Peter D. Rettaliata

/s/ Robert F. Taglich	Director
Robert F. Taglich

/s/ David J. Buonanno	Director
David J. Buonanno

/s/ Michael Brand	Director
Michael Brand

/s/ Michael Porcelain	Director
Michael Porcelain

AIR INDUSTRIES GROUP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Current Credit Facility is scheduled to expire on September 30, 2026 and the Related Party Subordinated Notes mature on October 1, 2026. In addition, the Company is required to maintain a collection account with its lender into which substantially all the Company’s cash receipts are remitted. If the Company’s lender were to cease lending and keep the funds remitted to the collection account, the Company would lack the funds to continue its operations. The Current Credit Facility and Related Party Subordinated notes expiration dates and the rights granted to the lender raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2008 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Saddle Brook, NJ

March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Air Industries Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Air Industries Group and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2008 through 2025.

Saddle Brook, NJ

April 15, 2025

AIR INDUSTRIES GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash	$680,000	$753,000
Restricted Cash	3,930,000	-
Accounts Receivable, Net of Allowance for Credit Losses of $464,000 and $396,000	7,071,000	8,900,000
Inventory	34,261,000	28,811,000
Prepaid Expenses and Other Current Assets	766,000	371,000
Contract Costs Receivable	-	296,000
Prepaid Taxes	76,000	56,000
Total Current Assets	46,784,000	39,187,000

Property and Equipment, Net	9,501,000	8,809,000
Finance Lease Right-Of-Use-Assets	916,000	1,113,000
Operating Lease Right-Of-Use-Assets	514,000	1,190,000
Deferred Financing Costs, Net, Deposits and Other Assets	614,000	712,000

TOTAL ASSETS	$58,329,000	$51,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$23,721,000	$18,362,000
Subordinated Notes - Related Party	4,871,000	$-
Accounts Payable and Accrued Expenses	7,903,000	7,015,000
Operating Lease Liabilities	702,000	881,000
Deferred Gain on Sale	28,000	38,000
Customer Deposits	391,000	1,115,000
Total Current Liabilities	37,616,000	27,411,000

Long Term Liabilities
Debt	1,512,000	1,759,000
Subordinated Notes - Related Party	-	6,162,000
Operating Lease Liabilities	-	702,000
Deferred Gain on Sale	-	29,000
TOTAL LIABILITIES	39,128,000	36,063,000

Commitments and Contingencies (see Note 12)

Stockholders’ Equity
Preferred Stock, par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both December 31, 2025 and December 31, 2024.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 4,776,454 and 3,474,970 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5,000	3,000
Additional Paid-In Capital	89,608,000	84,052,000
Accumulated Deficit	(70,412,000)	(69,107,000)
TOTAL STOCKHOLDERS’ EQUITY	19,201,000	14,948,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,329,000	$51,011,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Operations
For the Years Ended December 31,

	2025	2024

Net Sales	$47,921,000	$55,108,000

Cost of Sales	39,734,000	46,176,000

Gross Profit	8,187,000	8,932,000

Operating Expenses	8,525,000	8,473,000

(Loss)/Income from Operations	(338,000)	459,000

Interest Expense	(1,485,000)	(1,421,000)

Interest Expense - Related Parties	(356,000)	(472,000)

Other Income, Net	743,000	68,000

Loss before Benefit From Income Taxes	(1,436,000)	(1,366,000)

Benefit from Income Taxes	(131,000)	-

Net Loss	$(1,305,000)	$(1,366,000)

Loss per share - Basic and diluted	$(0.31)	$(0.41)

Weighted Average Shares Outstanding - Basic and diluted	4,216,918	3,336,464

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2024	3,303,045	$3,000	$82,928,000	$(67,741,000)	$15,190,000
Common Stock issued for directors fees	39,845	-	157,000	-	157,000
Stock Based Compensation	-	-	640,000	-	640,000
Exercise of stock options	15,229	-	-	-	-
Common Stock issued for cash	116,851	-	327,000	-	327,000
Net Loss	-	-	-	(1,366,000)	(1,366,000)
Balance, December 31, 2024	3,474,970	$3,000	$84,052,000	$(69,107,000)	$14,948,000

Common Stock issued for directors fees	30,699	-	108,000	-	108,000
Stock Based Compensation	-	-	939,000	-	939,000
Common Stock issued for cash	1,213,593	2,000	4,636,000	-	4,638,000
Common Stock issued upon settlement of restricted stock units, net	57,192	-	(127,000)	-	(127,000)
Net Loss	-	-	-	(1,305,000)	(1,305,000)
Balance, December 31, 2025	4,776,454	$5,000	$89,608,000	$(70,412,000)	$19,201,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,305,000)	$(1,366,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,499,000	2,072,000
Stock-based Compensation	1,047,000	797,000
Amortization of Finance Lease Right-of-Use Assets	197,000	176,000
Amortization of Operating Lease Right-of-Use Assets	676,000	676,000
Deferred gain on sale of real estate	(39,000)	(38,000)
(Gain)/Loss on sale of equipment	(68,000)	(15,000)
Allowances for Credit Losses	68,000	52,000
Amortization of deferred financing costs	69,000	68,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	1,761,000	(1,060,000)
Inventory	(5,450,000)	1,040,000
Prepaid expenses and other current assets	(395,000)	(74,000)
Contract costs receivable	296,000	-
Prepaid taxes	(20,000)	(19,000)
Deposits and other assets	29,000	375,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	888,000	961,000
Operating lease liabilities	(881,000)	(879,000)
Customer deposits	(724,000)	(2,442,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,352,000)	324,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,322,000)	(2,301,000)
Proceeds from sale of fixed assets	200,000	16,000
NET CASH USED IN INVESTING ACTIVITIES	(3,122,000)	(2,285,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	4,713,000	2,101,000
Proceeds from term loan - Current Credit Facility	1,640,000	1,006,000
Proceeds from term loan - Solar Facility	-	8,000
Net proceeds from Common Stock issued for cash	4,638,000	327,000
Payments for taxes related to net share settlement of equity awards	(127,000)	-
Payments of subordinated Notes - Related party	(1,291,000)	-
Payments of term loan - Current Credit Facility	(1,010,000)	(869,000)
Payments of finance lease obligations	(223,000)	(196,000)
Payments of loan payable - financed asset	(9,000)	(9,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,331,000	2,368,000

NET INCREASE IN CASH	3,857,000	407,000
CASH AT BEGINNING OF YEAR	753,000	346,000
CASH AT END OF YEAR	$4,610,000	$753,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

Consolidated Statements of Cash Flows
For the Years Ended December 31, (Continued)

	2025	2024

Supplemental cash flow information
Cash paid during the year for interest	$1,829,000	$1,849,000
Cash paid during the year for taxes	$21,000	$20,000

	2025	2024

Supplemental Disclosure of non-cash investing and finance activities
Financing from Solar Credit Facility directly to contractor	$-	$533,000
Acquisition of financed lease asset	$-	$319,000

See Notes to Consolidated Financial Statements

AIR INDUSTRIES GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Air Industries Group is a Nevada corporation (“AIRI”). As of and for the years ended December 31, 2025 and 2024, the accompanying consolidated financial statements presented are those of AIRI, and its wholly-owned subsidiaries; Air Industries Machining Corp. (“AIM”), Nassau Tool Works, Inc. (“NTW”), and the Sterling Engineering Corporation (“Sterling”), (together, the “Company”).

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

The Company’s direct customers are primarily large aerospace and defense prime contractors. The ultimate end-users for most of its products are the U.S. Government, international governments, and commercial global airlines.

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

Going Concern and Management’s Plan

As of December 31, 2025, debt under the Company’s Current Credit Facility and Related Party Subordinated Notes approximates $28,344,000. The Current Credit Facility is scheduled to expire on September 30, 2026, and the Related Party Subordinated Notes mature on October 1, 2026. These obligations are classified as current liabilities on the consolidated balance sheets as of December 31, 2025. As a result of the aforementioned and rights that the Current Credit Facility lender could exercise, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of filing of these consolidated financial statements.

The Company is actively engaged in constructive discussions with various lenders as the Company has been advised by its lender that it will not renew its Current Credit Facility. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with existing lenders or through alternative financing sources.

To support current operations and strategic initiatives, the Company has raised capital through public market sales of its common stock since December 2024 and believes it can continue to access equity markets in future periods. During the year ended December 31, 2025, the Company generated gross proceeds of $4,869,000 through an At The Market (“ATM”) Offering, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. In light of ongoing negotiations with all of our lenders and the terms of the Merger Agreement with Tenax, the Company has temporarily paused all equity raising activity.

As of December 31, 2025, the Company was in compliance with its minimum Fixed Coverage Charge ratio (“FCCR”) of 1.10x on a quarterly basis as well as the requirement that fixed asset acquisitions not exceed $3,300,000. All other financial and business covenants under the terms its Current Credit Facility were met as of December 31, 2025. The terms of all outstanding indebtedness are discussed further in “Note 8. Debt”.

The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. Additionally, if the Company were to be in default of its Current Credit Facility the lender could choose to exercise its rights, for example, increasing the rate of interest or refusing to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest or exercise other remedies available under the Current Credit Facility, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility or limit availability under the revolving facility, the Company would lack the funds to continue operations or, possibly, expand its operations.

As a result of recent contract awards, as of December 31, 2025, the Company had total unfilled contract values amounting to $270.1 million (including its $136.8 million in funded backlog plus additional potential funded orders against Long-Term Agreements (“LTAs”). These unfilled contract values support a positive outlook for future growth; however, extended lead times for raw material procurement and the complexity of manufacturing processes are expected to delay revenue acceleration until late 2026.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no events triggering a review for impairment during the years ended December 31, 2025 and 2024.

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

Contract Costs Receivable

Contract costs receivable represent costs to be reimbursed from a terminated contract. Contract costs receivable totals $0 at December 31, 2025 and $296,000 at December 31, 2024. The Company collected this receivable on March 18, 2025.

Risks and Uncertainties

The continuing impacts of rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, the ongoing conflict between Israel and Hamas, and the ongoing conflict between the United States, Israel and Iran, the imposition of tariffs and shifts in international alliances, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients and as a result, the Company, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, and the Executive Branch and the responses of other nations to such actions have impacted and may in the future impact, among other things, the U.S. and global economy, international alliances and trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty regarding economic activity, the Company is unable to predict the size and duration of the impact on its revenue and its results of operations, if any, of actions taken to date and those that may occur in the future. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

The Company’s revenue is generated from fixed-price contracts. Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price, which is estimated during the bidding process before the contract is awarded. To the extent actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss.

The Company evaluates the products promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The Company’s contracts are typically accounted for as one performance obligation. The Company classifies net sales as products on its consolidated statements of operations based on the predominant attributes of the performance obligations.

The Company determines the transaction price for each contract based on the consideration expected to be received for the products being provided under the contract.

At the inception of a contract, the Company estimates the transaction price based on its current rights and does not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Contracts can be subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, modifications to contracts are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Therefore, such modifications are accounted for as if they were part of the existing contract and recognized as a cumulative adjustment to revenue.

The Company recognizes revenue at the point in time in which the performance obligation is fully satisfied. This is satisfied when the product has shipped, which is the point in time the customer obtains control of the product and the Company no longer maintains control of the product.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 75 days.

Payments received in advance from customers are recorded as customer deposits until earned, at which time revenue is recognized. The Terms and Conditions contained in customer purchase orders often provide for liquidated damages in the event that a stop work or contract termination order is issued prior to final delivery. While the products manufactured are specific to the type of aircraft that they are used on, there are alternate customers that can acquire and utilize these products.

Warranties are provided on certain contracts, but do not provide for services beyond standard assurances and are therefore not considered to be separate performance obligations. Warranties during the years ended December 31, 2025 and 2024, were not material.

Customer Deposits

The Company receives advance payments on certain contracts with the remainder of the contract balance due upon the shipment of the final product once the customer inspects and approves the product for shipment. At that time, the entire amount will be recognized as revenue and the deposit will be applied to the customer’s invoice.

At December 31, 2025 and 2024, customer deposits were $391,000 and $1,115,000, respectively. The Company recognized revenue of $724,000 during year ended December 31, 2025, that was included in the customer deposits balance as of December 31, 2024. The Company recognized revenue of $2,442,000 during the year ended December 31, 2024, that was included in the customer deposits balance of $3,557,000 as of December 31, 2023.

Backlog

Backlog represents the value of orders received pursuant to Long-Term Agreements (“LTA”) or spot orders pursuant to a customer purchase order. As of December 31, 2025, backlog relating to remaining performance obligations on contracts was approximately $136.8 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four months, with the rest thereafter. This expectation assumes that raw material suppliers and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not in our backlog.

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

The composition of customers that exceeded 10% of net sales for the years ended December 31, 2025 or 2024 are shown below:

	Percentage of Net Sales
Customer	2025	2024
RTX (A)	36.2%	29.3%
Lockheed Martin	32.3%	25.1%
Northrop	6.7%	18.3%

(A) RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceeded 10% of accounts receivable at December 31, 2025 or 2024 are shown below:

	Percentage of Net Receivables
Customer	2025	2024

RTX (A)	39.8%	38.2%
Lockheed	11.9%	8.6%
Ontic	7.6%	14.6%
Northrop	1.3%	11.0%

(A) RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2025 and 2024:

Product	December 31, 2025	December 31, 2024

Military	$27,921,000	$38,498,000
Commercial	20,000,000	16,610,000

Total	$47,921,000	$55,108,000

Cash

For the years ended December 31, 2025 and 2024, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

As of December 31, 2025, and December 31, 2024 the Company reported restricted cash of $3,930,000 and $0 on its consolidated balance sheets. Restricted cash represents proceeds from the Company’s ATM offering that are pledged as security for its obligations under the Current Credit Facility.

The following table reconciles cash and restricted cash reported with the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	December 31,	December 31,
	2025	2024

Cash	$680,000	$753,000
Restricted Cash	3,930,000	-
Total cash and restricted cash	$4,610,000	$753,000

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

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common stock and because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	December 31,	December 31,
	2025	2024

Stock Options	425,703	417,003
Restricted Stock units	188,418	282,628
Convertible notes payable	361,700	405,800
	975,821	1,105,431

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock compensation expense for employees amounted to $939,000 and $640,000 for the years ended December 31, 2025 and 2024, respectively. Stock compensation expense for directors amounted to $108,000 and $157,000 for the years ended December 31, 2025 and 2024, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying consolidated statements of operations.

Freight Out

Freight out is included in operating expenses and amounted to $52,000 and $67,000 for the years ended December 31, 2025 and 2024, respectively.

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

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rates within the Company’s operating leases are generally not determinable and, therefore, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using its estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted the guidance prospectively in the fiscal year beginning January 1, 2025 and additional required disclosures have been included in Note13.

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

Note 3. ACCOUNTS RECEIVABLE

The components of accounts receivable at December 31, are detailed as follows:

	December 31, 2025	December 31, 2024

Accounts Receivable Gross	$7,535,000	$9,296,000
Allowance for Credit Losses	(464,000)	(396,000)
Accounts Receivable Net	$7,071,000	$8,900,000

The allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows:

		Charged
	Balance at	to	Deductions	Balance at
	Beginning of	Costs and	from	End of
	Year	Expenses	Reserves	Year
Year ended December 31, 2025 Allowance for Credit Losses	$396,000	$164,000	$(96,000)	$464,000
Year ended December 31, 2024 Allowance for Credit Losses	$344,000	$203,000	$(151,000)	$396,000

Note 4. INVENTORY

The components of inventory at December 31, consisted of the following:

	December 31,	December 31,
	2025	2024

Raw Materials	$7,306,000	$6,318,000
Work In Progress	17,072,000	13,028,000
Semi-Finished Goods	9,206,000	8,805,000
Final-Finished Goods	677,000	660,000
Total Inventory	$34,261,000	$28,811,000

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, consisted of the following:

	December 31,	December 31,
	2025	2024

Land & Improvements	$313,000	$300,000
Buildings and Improvements	2,739,000	2,739,000	31.5 years
Machinery and Equipment	26,953,000	25,592,000	5 - 8 years
Tools and Instruments	16,278,000	15,238,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	309,000	5 - 8 years
Leasehold Improvements	1,139,000	1,139,000	Term of lease
Computers and Software	705,000	605,000	4 - 6 years
Total Property and Equipment	48,702,000	46,188,000
Less: Accumulated Depreciation	(39,201,000)	(37,379,000)
Property and Equipment, net	$9,501,000	$8,809,000

Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $2,499,000 and $2,072,000, respectively.

Note 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses at December 31, are detailed as follows:

	December 31, 2025	December 31, 2024

Accounts Payable	$7,100,000	$5,580,000
Accrued Payroll	428,000	369,000
Accrued Bonuses	-	350,000
Accrued Expenses – other	375,000	716,000
Accounts Payable and accrued expenses	$7,903,000	$7,015,000

Note 7. SALE-LEASEBACK TRANSACTION

On October 24, 2006, the Company consummated a Sale - Leaseback Arrangement, whereby the Company sold the buildings and real property located in Bay Shore, New York (the “Bay Shore Property”) for a purchase price of $6,200,000. The Company realized a gain on the sale of $1,051,000 of which $300,000 was recognized during the year ended December 31, 2006. The remaining $751,000 is being recognized ratably over the remaining term of the twenty - year lease at approximately $38,000 per year. The gain is included in Other Income in the accompanying Consolidated Statements of Operations. The unrecognized portion of the gain in the amount of $28,000 and $67,000 as of December 31, 2025 and 2024, respectively, is classified as Deferred Gain on Sale in the accompanying Consolidated Balance Sheets.

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

Note 8. Debt

Indebtedness to third parties consists of the following:

	December 31,	December 31,
	2025	2024

Revolving loan to Webster Bank (“Webster”)	$17,618,000	$12,905,000
Term loan, Webster	5,855,000	5,225,000
CT Green Bank Loan	971,000	970,000
Finance lease obligations	784,000	1,007,000
Loans Payable - financed assets	5,000	14,000
Subtotal	25,233,000	20,121,000
Less: Current portion	(23,721,000)	(18,362,000)
Long Term Portion	$1,512,000	$1,759,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on September 30, 2026. This facility, which was entered into on December 31, 2019, was amended several times, and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”), and a $5,700,000 term loan (“Term Loan”). An additional advance under the Term Loan was made during the first quarter of 2025 in the amount of $1,640,000 and reference herein to the “Term Loan” for periods after the date of such advance include the $1,640,000. The loan is secured by a lien on substantially all of the assets of the Company.

As of December 31, 2025, there is $17,618,000 outstanding under the Revolving Line of Credit and $5,855,000 under the Term Loan.

As discussed in Note 1, the Current Credit Facility expires on September 30, 2026. Therefore, amounts owed under the agreement are classified as short term as of December 31, 2025.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2026	$5,855,000
Term Loan payable	5,855,000
Less: Current portion of Term Loan payable	(5,855,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $1,361,000 and $1,304,000 for the years ended December 31, 2025 and 2024, respectively. Interest expense includes the amortization of deferred finance costs of $69,000 and $68,000 in 2025 and 2024, respectively.

The below summarizes various terms of the Current Credit Facility:

●

The Company was required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve month basis of 1.05x and beginning with the fiscal quarter ending September 30, 2025, the Company is required to meet a Fixed Coverage Charge Ratio of 1.25x. The Company achieved the required FCCR for the period ended September 30, 2025, but did not meet the required FCCR for the period ended June 30, 2025, having attained a ratio of only 0.76x. Pursuant to the 10th Amendment to the current credit facility (detailed below), the Company was required to and achieved the required Fixed Coverage Charge Ratio of 1.10x for the three months ending December 31, 2025. At both December 31, 2025 and 2024, the Company was in full compliance with its covenants.

The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. As of December 31, 2025, the Company was in compliance with this Covenant.

Substantially all of the Company’s assets are pledged as collateral.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2025, based on the calculation there is no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 6.72% and 7.55% for the years ended December 31, 2025 and 2024, respectively.

The below summarizes historical amendments to the Current Credit Facility

●	On May 31, 2024, the Company entered into a Seventh Amendment that waived the default caused by the failure to achieve the required Fixed Charge Coverage Ratio of the Sixth Amendment. This amendment further revised the Financial Covenants. For the six months ending June 30, 2025, EBITDA shall not be less than $740,000; for the nine months ending September 30, 2025, EBITDA shall not be less than $1,500,000; for the twelve months ending December 31, 2025, EBITDA shall not be less than $2,800,000. For the rolling twelve-month period ending March 31, 2025, the Company is required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending June 30, 2025, and going forward the required Fixed Charge Coverage Ratio is 1.25x. All other covenants remain unchanged. Additionally, this amendment increased the Term Loan by approximately $1,000,000 to $5,700,000, with monthly principal installments in the amount of $68,000. In connection with these changes, the Company paid an amendment fee of $20,000.

●

On January 30, 2025, the Company entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of additional equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised the Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, the Company is required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward, the required Fixed Charge Coverage Ratio is 1.25x. Additionally, the Company is allowed to pay off up to $4,800,000 of related party notes with funds raised in the Company’s At The Market debt offering.  All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

●

On September 10, 2025, the Company entered into a Ninth Amendment where it agreed that $3,930,000 of the proceeds from its ATM Offering would be maintained in an interest bearing account. The funds in this account serve as additional security for its obligations under the Current Credit Facility. Additionally, this amendment waived the default as June 30, 2025.

●

On December 15, 2025, the Company entered into a Tenth Amendment which waived the defaults caused by the failure to achieve the required fixed charge coverage ratio for the fiscal quarter ended June 30, 2025, and for exceeding the permitted amount of capital expenditures for the fiscal year ending December 31, 2025. Additionally, the maturity date of the revolving credit and term loans were extended to March 31, 2026, and amended the capital expenditure covenant. The Company paid an amendment fee of $40,000.

●

On February 26, 2026, the Company entered into an Eleventh Amendment which extended the maturity date of the revolving credit and term loans to September 30, 2026. The Company paid an amendment fee of $25,000.

Currently, at any time, Webster Bank could choose to exercise additional rights, that it has as a result of the Company’s defaults under the Current Credit Facility. For example, it could increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to cease making new loans under the revolving facility or limit the amount of loans under the revolving facility, the Company would lack the funds to continue or, possibly, expand operations. To date, the lender has chosen not to exercise any of its remedies, though we agreed to put $3,930,000 of ATM proceeds in an interest bearing account to serve as additional security for the Company’s obligations under the Current Credit Facility. We remain in constructive discussions with Webster Bank regarding potential extension of these obligations but there can be no assurance that an agreement will be reached.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of December 31, 2025, the Company has borrowing capacity of approximately $2,382,000 under the Revolving Loan.

Solar Credit Facility

On August 16, 2024, the Company entered into a financing agreement (“Solar Credit Facility”) with CT Green Bank, a quasi-public agency of the State of Connecticut, for the installation of solar energy systems including replacing the existing roof (“Project”) at its Sterling facility. The Solar Credit Facility provided for advances to be made by CT Green Bank upon its approval of costs incurred on the Project up to $934,000. As of October 1, 2025, cumulative advances totaling $934,000 had been made including the payment of CT Green Bank’s closing costs of $25,000. Total interest accrued on the advances at the rate of 5% was $36,000.

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 commenced on July 1, 2025. The first semi-annual payment was for interest only, subsequent semi-annual payments beginning with the payment due on January 1, 2026 will include both principal and interest. As of December 31, 2025, the amount classified as long term is $943,000 and the amount classified as current is $28,000.

Interest expense related to the Solar Credit Facility amounted to approximately $57,000 and $44,000 for the years ended December 31, 2025 and 2024, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of manufacturing equipment. The obligations for the finance leases totaled $784,000 and $1,007,000 as of December 31, 2025 and 2024, respectively. The leases have an average imputed interest rate of 7.43% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030. Interest expense related to the finance leases amounted to approximately $66,000 and $73,000 for the years ended December 31, 2025 and 2024, respectively

	Year Ended
	December 31,	December 31,
	2025	2024
Finance Lease cost:
Amortization of ROU assets	$197,000	$176,000
Interest on lease liabilities	66,000	73,000
Total lease Costs	$263,000	$249,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$223,000	$196,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$319,000

	December 31,	December 31,
	2025	2024

Weighted Average Remaining Lease Term - in years	4.1	4.8
Weighted Average Discount rate - %	7.43%	7.44%

As of December 31, 2025, the aggregate future minimum finance lease payment, including imputed interest are as follows:

For the year ending	Amount
December 31, 2026	$266,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	190,000
December 31, 2030	74,000
Total future minimum finance lease payments	$910,000
Less: imputed interest	(126,000)
Less: Current portion	(215,000)
Long-term portion	$569,000

Loans Payable – Financed Assets

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $5,000 and $14,000 as of December 31, 2025 and 2024, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2026	5,000
Loans Payable - financed assets	5,000
Less: Current portion	(5,000)
Long-term portion	$-

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

The Related Party Notes outstanding as of December 31, 2025 consists of:

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

Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Interest expense for the years ended December 31, 2025 and 2024 was $356,000 and $472,000, respectively.

Approximately $2,519,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $1,802,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. The remaining $550,000 is not convertible.

On March 26, 2026, the holders of the Related Party Notes extended the maturity date to October 1, 2026.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on October 1, 2026. There are no principal payments due on these notes prior to October 1, 2026.

Note 9. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Year Ended
	December 31,	December 31,
	2025	2024
Operating lease cost:	$1,044,000	$1,286,000
Total lease cost	$1,044,000	$1,286,000

Other Information
Cash paid for amounts included in the measurement lease liability:	1,249,000	1,070,000
Operating cash flow from operating leases	$1,249,000	$1,070,000

	December 31,	December 31,
	2025	2024
Weighted Average Remaining Lease Term - in years	0.75	1.72
Weighted Average discount rate - %	9.50%	9.36%

The aggregate undiscounted cash flows of operating lease payments, with remaining terms greater than one year are as follows:

Amount
December 31, 2026	730,000
Total future minimum lease payments	730,000
Less: discount	(28,000)
Total operating lease maturities	702,000
Less: current portion of operating lease liabilities	(702,000)
Total long term portion of operating lease maturities	$-

Note 10. STOCKHOLDERS’ EQUITY

Common Stock – Issuances of Securities

The Company issued 30,699 and 39,845 shares of common stock totaling $108,000 and $157,000 in payment of Director’s fees for the years ended December 31, 2025 and 2024, respectively. Such expense is included in Operating Expenses in the consolidated statements of operations.

During the second quarter of 2025, the Company issued 57,192 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”) to certain employees. The balance of the units vested were withheld to satisfy the withholding tax required to be paid on the 95,210 Restricted Share Units which vested.

There were no issuances of common stock due to the exercise of stock options for year ended December 31, 2025. The Company issued 15,229 shares, of common stock to net settle the exercise of stock options for the year ended December 31, 2024.

During the first quarter of 2026, the Company issued 4,600 shares of common stock in payment of Director’s fees totaling $14,000.

Common Stock – Sale of Securities

In connection with its’ At The Market offering, the Company sold and issued 1,213,593 and 116,851 shares during the years ended December 31, 2025 and 2024, respectively, pursuant to a Registration Statement on Form S-3 declared effective on December 19, 2024. The gross proceeds for the years ended December 31, 2025 and 2024 were $4,866,000 and $509,000, respectively. Costs associated with sales for the years ended December 31, 2025 and 2024 were $228,000 and $182,000.

Note 11. EMPLOYEE BENEFITS PLANS

The Company employs both union and non-union employees and maintains several benefit plans.

Union

The Company’s AIM subsidiary has a collective bargaining agreement with the United Service Workers, IUJAT, Local 355 (the “Union”). This agreement is effective until December 31, 2027 and covers the majority of AIM’s 125 personnel. The Company is not required to make a monthly contribution to Union’s United Welfare Fund and the United Services Worker’s Security Fund, the sole pension benefit for covered employees. The Company is not obligated to provide any future defined benefits. The Company is obligated to make contributions for union dues and a security fund (defined contribution plan) for the benefit of each union employee. Contributions to the security fund amounted to $146,000 and $145,000 for the years ended December 31, 2025 and 2024, respectively. The Union’s retirement plan is a defined contribution plan. As such, the Company is not responsible for the obligations of other companies in the Union’s retirement plan.

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

Note 12. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between the Company and Contract Pharmacal in May 2018 with respect to the property that was formerly occupied by the Company’s former subsidiary WMI, at 110 Plant Avenue, Hauppauge, New York. In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s alleged violation of the terms of the subject sublease, specifically the failure to make the entire premises available by what it claims was the Sublease commencement date. The validity of the action is extremely suspect in that the subject sublease had no specific commencement date and Contract Pharmacal ultimately received all the space. Discovery was conducted and the Plaintiff moved for summary judgement and to amend its complaint to add a new cause of action all of which the company opposed. On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgement and to add an additional cause of action. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000 both of which benefit the Company. Following the Court’s decision, Contract Pharmacal filed a Motion to reargue its original motion which the Company opposed. The Court denied that motion on November 30, 2021 and then on March 10, 2022, Contract Pharmacal filed an appeal of the Court’s decision with the Appellate Division of the State of New York. The Company opposed that action. The Company was again successful as the Appellate Division upheld the lower court’s denial of Contract Pharmacal’s motion for summary judgement and its motion to amend its Complaint. Contract Pharmacal has now submitted a motion to the Appellate Division requesting leave to reargue the court’s denial of its original appeal. The Company will oppose that motion. The Appellate Division has yet to act in respect to Contract Pharmacal’s most recent motion to reargue the Court’s denial of the original appeal. The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously

From time to time the Company may be engaged in various lawsuits and legal proceedings in the ordinary course of business. The Company is currently not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on its business, financial condition or operating results. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder of its common stock, is an adverse party or has a material interest adverse to our interest.

Note 13. INCOME TAXES

For financial reporting purposes, the net pre-tax book loss for the United States and foreign entities, in the aggregate, was:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Federal	$(1,436,000)	$(1,366,000)
Foreign	-	-
Total	$(1,436,000)	$(1,366,000)

The provision for (benefit from) income taxes for the years ended December 31, 2025 and 2024, is set forth below:

	Year Ended	Year Ended
	December 31,	December 31,
Current	2025	2024
Federal	$(131,000)	$-
State	-	-
Foreign	-	-
Total Provision for Income Taxes	$(131,000)	$-

The following is a reconciliation of our effective tax rate on income and the statutory rate for the year ended December 31, 2025:

	Year Ended
	December 31,
	2025

Current tax at U.S statutory rate	$(301,000)	21.0%
State and local taxes, net of federal taxes (a)	-	0.0%

Changes in Valuation Allowance	154,000	-10.7%

Nondeductible / non taxable items
Nondeductible/ nontaxable items	31,000	-2.2%
Other Adjustments
Deferred Adjustment - Asset Write-Down Related to Transferable Credit	115,000	-8.0%
True-up and Other	1,000	-0.1%
Sale of Transferable Credit	(131,000)	9.1%
Income tax expense	$(131,000)	9.1%

(a)	For the year ended December 31, 2025, state taxes in California and New York made up the majority (greater than 50% of the tax effect).

The rate reconciliation above has been adjusted to be presented in compliance with the guidance under ASU No. 2023-09. The Company has adopted this guidance on a prospective basis.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU No. 2023-09, the following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate.

Year Ended
December 31,
2024
U.S. statutory income tax rate	21.00%
State taxes, net of federal benefit	0.22%
Permanent difference, overaccruals,and non-deductible items	-0.82%
Change in state rate	-7.53%
Deferred tax valuation allowance	-13.77%
True-up and Other	0.90%
Total	0.00%

Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The components of net deferred tax assets at December 31, are set forth below:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Current:
Net operation loss	$4,990,000	$4,871,000
Allowance for doubtful accounts	158,000	140,000
Inventory - IRC 263A adjustment	356,000	296,000
Stock based compensation - options and restricted stock	425,000	218,000
Capitalized engineering costs	75,000	134,000
Amortization - NTW Transaction	107,000	178,000
Inventory reserve	470,000	644,000
Deferred gain on sale of real estate	5,000	14,000
Accrued Expenses	54,000	113,000
Disallowed interest	2,480,000	2,269,000
Operating lease liabilities	153,000	339,000
Charitable Contributions	2,000	-
Total deferred tax asset before valuation allowance	9,275,000	9,216,000
Valuation allowance	(8,306,000)	(8,091,000)
Total deferred tax asset after valuation allowance	969,000	1,125,000

Right of Use Asset	(112,000)	(255,000)
Property and equipment	(857,000)	(870,000)
Total deferred tax liabilities	(969,000)	(1,125,000)

Net deferred tax asset	$-	$-

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions. In accordance with ASC 740, the Company recognized the effects of the OBBBA in the period that included the enactment date. The Company continues to evaluate the ongoing effects of the OBBBA, including the interaction of the enacted provisions with its existing tax attributes and elections.

During the years ended December 31, 2025 and 2024, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, at this time sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2025 and 2024, the Company provided a valuation allowance on its net deferred tax assets of $8,306,000 and $8,091,000, respectively. The Company’s valuation allowance increased by $215,000 and $188,000 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had a Federal net operating loss carry forward of approximately $22,396,000, of which approximately $14,016,000 expires from 2033 through 2037 and $8,380,000 does not expire. In addition, the Company has net operating loss carryforwards from various states of approximately $4,492,000 which expire starting in 2035.

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

During the year ended December 31, 2025, the Company generated Section 48 Energy Property Tax Credits related to qualifying energy property. The Company sold these credits to an unrelated third party. The impact of the sale are reflected in the transferable credit line items outlined in the rate reconciliation above.

At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2025, and 2024, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2022 through 2025 tax years generally remain subject to examination by federal and state tax authorities.

There were no payments made in relation to income taxes for the year ending December 31, 2025.

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

During the years ended December 31, 2025 and 2024, the Company granted options to purchase 60,000 and 80,000 shares of common stock, respectively, to certain of its employees and directors.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $182,000 and $317,000 in its consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively, and such amounts were included as a component of operating expenses on the consolidated statement of operations.

The fair values of stock options granted were estimated using the Black-Sholes option-pricing model with the following assumptions for the years ended December 31:

	2025	2024
Risk-free interest rates	3.8%	3.8%
Expected life (in years)	2.6	2.7
Expected volatility	76.52%	64.00%
Dividend yield	0%	0%

Weighted-average grant date fair value per share	$3.00	$3.75

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

A summary of the status of the Company’s stock options as of December 31, 2025 and 2024, and changes during the years then ended are presented below.

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2024	461,870	$8.34
Granted during the period	80,000	3.75
Exercised during the period	(15,229)	3.45
Terminated/Expired during the period	(109,638)	9.86
Balance, December 31, 2024	417,003	$7.00
Granted during the period	60,000	3.00
Exercised during the period	-	-
Terminated/Expired during the period	(51,300)	10.57
Balance, December 31, 2025	425,703	$6.01

Exercisable at December 31, 2025	395,703	$6.23

Issuance of Stock Options

Issued in 2025

On December 8, 2025, the Company granted to its directors’ stock options to purchase an aggregate of 60,000 shares of the Company’s common stock at a price of $3.00 per share. The options expire on November 30, 2030 and vest over a term of six months.

Issued in 2024

On August 13, 2024, the Company granted to its directors’ stock options to purchase an aggregate of 80,000 shares of the Company’s common stock at a price of $3.75 per share. The options expire on August 31, 2029 and vest over a term of one year.

The following table summarizes information about outstanding stock options at December 31, 2025:

			Wtd. Avg.
Range of Exercise Price	Number Outstanding	Wtd.Avg, Life	Exercise Price
$3.00 - $23.80	425,703	2.5 years	$6.01

As of December 31, 2025, there was $35,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 0.5 years.

The aggregate intrinsic value at December 31, 2025, based on the Company’s closing stock price of $4.07 was $121,000. The aggregate intrinsic value at December 31, 2024, based on the Company’s closing stock price of $3.25 was approximately $0. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

The weighted average fair value of options granted during the years ended December 31, 2025 and 2024 was $3.75 and $3.46 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $20,000 and $0. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $100,000 and $417,000, respectively.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2024, the Company granted 285,628 RSUs to certain employees with a grant date fair value of $1,713,000. These Restricted Stock Units vest solely on the basis of continued service through the vesting dates.

A summary of the status of the Company’s RSUs as of December 31, 2025 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Unvested Units at January 1, 2024	-	$-
Granted during the period	282,628	6.06
Vested during the period	-	-
Terminated/Forfeited during the period	-	-
Unvested Units at December 31, 2024	282,628	$6.06
Granted during the period	3,000	6.06
Vested during the period	(95,210)	6.06
Terminated/Forfeited during the period	(2,000)	6.06
Unvested Units at December 31, 2025	188,418	$6.06

Vested Units at December 31, 2025	-	$-

During the first quarter of 2026, the Company granted 243,172 RSUs to certain employees and directors with a grant date fair value of approximately $800,000. These RSUs vested immediately upon being awarded.

The Company recorded stock-based compensation expense of $865,000 and $480,000 in its consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively, and such amounts were included as a component of operating expenses on the consolidated statement of operations.

The fair value of the RSUs vested during the year ended December 31, 2025 was $318,000. All of the RSUs vested were net settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The total shares withheld were 38,018 and were valued on their vesting date as determined by the Company’s closing stock price. Total payments to taxing authorities for tax obligations were $127,000.

As of December 31, 2025, there was $373,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 1.25 years.

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

Note 16. SUBSEQUENT EVENTS

On February 17, 2026, the Company filed a Current Report on Form 8-K (the “Merger 8-K”), with respect to the Agreement and Plan of Merger (the “Merger Agreement”) the Company and Transitory Air Sub LLC, its wholly owned subsidiary (“Merger Sub”), entered into on February 16, 2026, with Tenax Aerospace Acquisition, LLC, a Delaware limited liability company (“Tenax”). Upon consummation of the Merger Agreement Tenax, will become a wholly owned Subsidiary of the Company.

Pursuant to the Merger Agreement, the Company will issue shares of its common stock (the “Merger Consideration”) to the holders of the membership interests of Tenax at the Closing (the “Tenax Members”). A portion of the Merger Consideration allocated in respect of membership interests of Tenax underlying certain Tenax warrants that remain unexercised as of the Closing, if any, will be reserved by the Company for future issuance upon the exercise of such warrants. The number of shares of the Company’s common stock to be issued to the Tenax Members will be adjusted based on a calculation of AIR Net Indebtedness (as defined in the Merger Agreement). Based on the amount of AIR Net Indebtedness as of December 31, 2025, the calculation would result in the issuance of approximately 112.5 million shares of the Company’s Common Stock. Consequently, based upon the calculation of the Merger Consideration as of December 31, 2025, following the closing of the Merger, the Tenax Members will collectively own approximately 95% of the outstanding shares of our Common stock.

The closing of the merger contemplated by the Merger Agreement (the “Merger”) is subject to risks and uncertainties and certain specified conditions, including, among other things: (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, (b) the listing of the Merger Consideration on the NYSE American, and (c) other customary conditions for a transaction such as the Merger, such as the absence of any legal restraint prohibiting the consummation of the Merger and there not having occurred with respect to the Company or Tenax’s business a material adverse event, subject to certain customary exceptions.

Tenax is a leading provider of special mission aviation solutions that combine aircraft sourcing, financing and modification with aviation services including pilots, maintenance and other types of program support. Additionally, Tenax has a long-standing relationship with key government customers.