Form 10-Q
period 2026-03-31
AIR INDUSTRIES GROUP
filed 2026-05-13
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

or

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

There were 4,850,658 shares of the registrant’s common stock outstanding as of May 12, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by Air Industries Group (herein referred to as “Air Industries”, the “company”, “we”, “us”, or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition, trends in the marketplace, earnings and Adjusted EBITDA, the ability to realize firm backlog and projected backlog, cost cutting measures, potential future results, acquisitions and the effect of economic conditions, include forward-looking statements.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this report and the risks discussed in our other filings with the Security and Exchange Commission (“SEC”).

We do not intend to update or revise publicly and undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to review any additional disclosures we make in our reports filed with the SEC.

ii

PART I

FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets
Cash	$286,000	$680,000
Restricted cash	3,930,000	3,930,000
Accounts Receivable, Net of Allowance for Credit Losses of $629,000 and $464,000	7,485,000	7,071,000
Inventory	35,282,000	34,261,000
Prepaid Expenses and Other Current Assets	1,140,000	766,000
Prepaid Taxes	77,000	76,000
Total Current Assets	48,200,000	46,784,000

Property and Equipment, Net	9,215,000	9,501,000
Finance Lease Right-Of-Use-Assets	867,000	916,000
Operating Lease Right-Of-Use-Assets	346,000	514,000
Deferred Financing Costs, Net, Deposits and Other Assets	588,000	614,000

TOTAL ASSETS	$59,216,000	$58,329,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$25,102,000	$23,721,000
Accounts Payable and Accrued Expenses	7,178,000	7,903,000
Subordinated Notes - Related Party	4,871,000	4,871,000
Operating Lease Liabilities	473,000	702,000
Deferred Gain on Sale	19,000	28,000
Customer Deposits	968,000	391,000
Total Current Liabilities	38,611,000	37,616,000

Long Term Liabilities
Debt	1,460,000	1,512,000
TOTAL LIABILITIES	40,071,000	39,128,000

Commitments and Contingencies (see Note 8)

Stockholders’ Equity
Preferred Stock - par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both March 31, 2026 and December 31, 2025.	-	-
Common Stock - Par Value $.001 - Authorized 6,000,000 shares, 4,781,054 and 4,776,454 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,000	5,000
Additional Paid-In Capital	90,572,000	89,608,000
Accumulated Deficit	(71,432,000)	(70,412,000)
TOTAL STOCKHOLDERS’ EQUITY	19,145,000	19,201,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,216,000	$58,329,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2026	2025

Net Sales	$11,606,000	$12,135,000

Cost of Sales	9,004,000	10,101,000

Gross Profit	2,602,000	2,034,000

Operating Expenses	3,167,000	2,780,000

Loss from Operations	(565,000)	(746,000)

Interest Expense	(407,000)	(345,000)

Interest Expense - Related Parties	(86,000)	(99,000)

Other Income, Net	38,000	202,000

Loss before Income Taxes	(1,020,000)	(988,000)

Provision for Income Taxes	-	-

Net Loss	$(1,020,000)	$(988,000)

Loss per share - Basic and diluted	$(0.21)	$(0.27)

Weighted Average Shares Outstanding - Basic and diluted	4,781,003	3,639,337

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2026	4,776,454	$5,000	$89,608,000	$(70,412,000)	$19,201,000
Common Stock issued to directors	4,600	-	14,000	-	14,000
Stock-Based Compensation	-	-	950,000	-	950,000
Net Loss	-	-	-	(1,020,000)	(1,020,000)
Balance, March 31, 2026	4,781,054	$5,000	$90,572,000	$(71,432,000)	$19,145,000

Balance, January 1, 2025	3,474,970	$3,000	$84,052,000	$(69,107,000)	$14,948,000
Common Stock issued to directors	9,185	-	39,000	-	39,000
Stock-Based Compensation	-	-	435,000	-	435,000
Common Stock issued for cash	209,940	1,000	854,000	-	855,000
Net Loss	-	-	-	(988,000)	(988,000)
Balance, March 31, 2025	3,694,095	$4,000	$85,380,000	$(70,095,000)	$15,289,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,020,000)	$(988,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	711,000	580,000
Stock-based compensation	964,000	474,000
Amortization of Finance Lease Right-of-Use Assets	49,000	49,000
Amortization of Operating Lease Right-of-Use Assets	168,000	182,000
Deferred gain on sale	(9,000)	(10,000)
Allowance for credit losses	165,000	20,000
Amortization of deferred financing costs	-	17,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(579,000)	2,097,000
Inventory	(1,021,000)	(124,000)
Prepaid expenses and other current assets	(374,000)	5,000
Contract costs receivable	-	296,000
Prepaid taxes	(1,000)	(2,000)
Deposits and other assets	26,000	252,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(725,000)	(552,000)
Operating lease liabilities	(229,000)	(239,000)
Customer deposits	577,000	(532,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,298,000)	1,525,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(425,000)	(1,217,000)
NET CASH USED IN INVESTING ACTIVITIES	(425,000)	(1,217,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	1,665,000	(1,701,000)
Proceeds from term loan - Current Credit Facility	-	1,640,000
Proceeds from Common Stock issued for cash	-	855,000
Payments of Subordinated Notes - related party	-	(1,291,000)
Payments of term loan - Current Credit Facility	(262,000)	(223,000)
Payments of Solar Credit Facility	(14,000)	-
Payments of finance lease obligations	(58,000)	(54,000)
Payments of loan payable - financed asset	(2,000)	(2,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,329,000	(776,000)

NET DECREASE IN CASH	(394,000)	(468,000)
CASH AT BEGINNING OF PERIOD	4,610,000	753,000
CASH AT END OF PERIOD	$4,216,000	$285,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31,

(Unaudited)

	2026	2025

Supplemental cash flow information
Cash paid during the period for interest	$508,000	$432,000
Cash paid during the period for taxes	$2,000	$17,000

Supplemental disclosure of non-cash investing and financing activities:
	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 27, 2026, from which the accompanying condensed consolidated balance sheet dated December 31, 2025 was derived.

Going Concern and Management’s Plan

As of March 31, 2026, the Company was in default of its minimum Fixed Charge Coverage Ratio (“FCCR”), of 1.10x as of the last day of the Fiscal Quarter, having only attained a ratio of 0.93x. All other financial and business covenants required under the terms of the Current Credit Facility were met. The Company’s debt under our Current Credit Facility and Related Party Subordinated Notes approximates $29,747,000. The Current Credit Facility is scheduled to expire on September 30, 2026, and the Related Party Subordinated Notes mature on October 1, 2026. These obligations are classified as current liabilities on the consolidated balance sheets as of March 31, 2026. As a result of the default, the expiration dates of our Current Credit Facility and the rights that our Current Credit Facility lender could exercise, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of filing of these condensed consolidated financial statements. The terms of all outstanding indebtedness are discussed further in “Note 5. Debt”.

The Company is required to maintain a collection account with its lender into which substantially all cash receipts are remitted. Additionally, as the Company is in default of its Current Credit Facility, the lender could choose to exercise its rights, for example, increasing the rate of interest or refusing to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest or exercise other remedies available under the Current Credit Facility, it would adversely impact the Company’s operating results. If the lender were to cease making new loans under the revolving facility or limit availability under the revolving facility, the Company would lack the funds to continue operations or, possibly, expand its operations.

The Company is actively engaged in constructive discussions with various lenders as the Company has been advised by its lender that it will not renew its Current Credit Facility. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with existing lenders or alternative financing sources.

To support current operations and strategic initiatives, the Company has raised capital through public market sales of its common stock since December 2024 and believes it can continue to access equity markets in future periods. During the year ended December 31, 2025, the Company generated gross proceeds of $4,869,000 through an At The Market (“ATM”) Offering, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. In light of the entry into the Merger Agreement with Tenax (each as defined in “Note 11. Merger Information”), the Company has temporarily paused all equity raising activity. See “Note 11. Merger Information”.

As of March 31, 2026, the Company had total unfilled contract values amounting to $269.2 million (including its $134.7 million in funded backlog plus additional potential funded orders against Long-Term Agreements (“LTAs”). These unfilled contract values support a positive outlook for future growth; however extended lead times for raw material procurement and the complexity of manufacturing processes are expected to delay revenue acceleration until late 2026.

The Company generally sources its raw material, principally metal casting or forgings, from domestic sources. As such, the Company is generally not exposed to increased prices on imports but would be subject to increased prices if proposed tariffs or disruptions in supply chains resulting from tariffs or other geopolitical events cause the general level of prices for its products to increase. One component used by the Company on a key commercial aviation program is sourced from China. The Company’s contract with its customer for the product requires the Company to absorb the first five percent (5%) of any cost increases with further increases absorbed by the customer.

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

The activity for the allowance for credit losses during the three months ended March 31, 2026 and 2025 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Three Months ended March 31, 2026 Allowance for Credit Losses	$464,000	$165,000	$-	$629,000
Three Months ended March 31, 2025 Allowance for Credit Losses	$396,000	$20,000	$-	$416,000

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

Inventories consist of the following at:

	March 31,	December 31,
	2026	2025
Raw Materials	$6,372,000	$7,306,000
Work In Progress	18,663,000	17,072,000
Semi-Finished Goods	9,428,000	9,206,000
Final-Finished Goods	819,000	677,000
Total Inventory	$35,282,000	$34,261,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales for the three months ended March 31, 2026 and 2025 are shown below:

Customer	Percentage of Net Sales
	2026	2025
Lockheed Martin	34.4%	39.6%
RTX (a)	28.4%	28.8%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable at March 31, 2026 and December 31, 2025 are shown below:

Customer	Percentage of Net Receivables
	March 31,	December 31,
	2026	2025
RTX (a)	43.5%	39.8%
Lockheed Martin	16.4%	11.9%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended March 31, 2026 and 2025:

Product	March 31, 2026	March 31, 2025
Military	$7,646,000	$8,340,000
Commercial	3,960,000	3,795,000

Total	$11,606,000	$12,135,000

Cash and Restricted Cash

During the period ended March 31, 2026, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

As of March 31, 2026, and December 31, 2025 the Company reported restricted cash of $3,930,000 on its condensed consolidated balance sheets. Restricted cash represents proceeds from the Company’s ATM offering that are pledged as security for its obligations under the Current Credit Facility.

The following table reconciles cash and restricted cash reported in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025
Cash	$286,000	$680,000
Restricted Cash	3,930,000	3,930,000

Total	$4,216,000	$4,610,000

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

At March 31, 2026 and December 31, 2025, customer deposits were $968,000 and $391,000, respectively. The Company recognized revenue of $100,000 during the three months ended March 31, 2026 that was included in customer deposits balance as of December 31, 2025. The Company recognized revenue of $531,000 during the three months ended March 31, 2025, that was included in the customer deposits balance as of December 31, 2024.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of March 31, 2026, backlog relating to remaining performance obligations on contracts was approximately $134.7 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not included in our backlog.

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

The following securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Stock Options	395,453	374,503
Restricted Stock Units	188,418	285,628
Convertible notes payable	361,700	361,700
	945,571	1,021,831

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $535,000 and $435,000 for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense for directors amounted to $429,000 and $39,000 for the three months ended March 31, 2026 and 2025, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025

Land	$313,000	$313,000
Buildings and Improvements	2,739,000	2,739,000	31.5 years
Machinery and Equipment	27,080,000	26,953,000	5 - 8 years
Tools and Instruments	16,577,000	16,278,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	309,000	5 - 8 years
Leasehold Improvements	1,139,000	1,139,000	Term of lease
Computers and Software	705,000	705,000	4 - 6 years
Total Property and Equipment	49,128,000	48,702,000
Less: Accumulated Depreciation	(39,913,000)	(39,201,000)
Property and Equipment, net	$9,215,000	$9,501,000

Depreciation expense for the three months ended March 31, 2026 and 2025 was approximately $711,000 and $580,000, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company has operating leases for leased office and manufacturing facilities. The leases have remaining lease terms of one to five years, some of which include options to extend or terminate the leases.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating lease cost:	$248,000	$278,000
Total lease cost	$248,000	$278,000

Other Information
Cash paid for amounts included in the measurement lease liability:	243,000	273,000
Operating cash flow from operating leases	$243,000	$273,000

	March 31,	December 31,
	2026	2025
Weighted Average Remaining Lease Term - in years	0.50	0.75
Weighted Average discount rate - %	9.50%	9.50%

The aggregate undiscounted cash flows of operating lease payments as of March 31, 2026, with remaining terms greater than one year are as follows:

Amount
December 31, 2026 (remainder of year)	$486,000
Total future minimum lease payments	486,000
Less: discount	(13,000)
Total operating lease maturities	473,000
Less: current portion of operating lease liabilities	(473,000)
Total long term portion of operating lease maturities	$-

Note 5. DEBT

Total debt outstanding as of March 31, 2026 is $26,562,000 and was $25,233,000 at December 31, 2025.

Indebtedness to third parties consists of the following:

	March 31,	December 31,
	2026	2025
Current Credit Facility - Revolver	$19,283,000	$17,618,000
Current Credit Facility - Term Loan	5,593,000	5,855,000
Solar Credit Facility	957,000	971,000
Finance lease obligations	726,000	784,000
Loans Payable - financed assets	3,000	5,000
Subtotal	26,562,000	25,233,000
Less: Current portion	(25,102,000)	(23,721,000)
Long-Term Portion	$1,460,000	$1,512,000

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

As of March 31, 2026, there is $19,283,000 outstanding under the Revolving Line of Credit and $5,593,000 under the Term Loans.

As discussed in Note 1, the Company was in default of its minimum Fixed Charge Coverage Ratio (“FCCR”) of 1.10x as of March 31, 2026, and the Current Credit Facility expires on September 30, 2026. Therefore, the entire Term Loan and all amounts due under the Revolving Line of Credit are classified as short term as of March 31, 2026.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2026 (remainder of year)	$5,593,000
Term Loan payable	5,593,000
Less: Current portion of Term Loan payable	(5,593,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $379,000 and $315,000 for the three months ended March 31, 2026 and 2025, respectively. Interest expense includes the amortization of deferred finance costs of $0 and $17,000 for the three months ending March 31, 2026 and 2025, respectively.

The below summarizes various terms of the Current Credit Facility:

●

The Company is required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter of 1.10x. As of March 31,2026, the Company was in default with this ratio having attained a ratio of only 0.93. At December 31, 2025, the Company was in full compliance with its covenants.

The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. As of March 31, 2026, the Company was in compliance with this Covenant.

Substantially all of the Company’s assets are pledged as collateral.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2025, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 6.10% and 6.85% for the three months ended March 31, 2026 and 2025, respectively.

The below summarizes certain amendments to the Current Credit Facility

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

●	On September 10, 2025, the Company entered into a Ninth Amendment where it agreed that $3,930,000 of the proceeds from its ATM Offering would be maintained in an interest bearing account. The funds in this account serve as additional security for its obligations under the Current Credit Facility. Additionally, this amendment waived the default as June 30, 2025.

●	On December 15, 2025, the Company entered into a Tenth Amendment which waived the defaults caused by the failure to achieve the required fixed charge coverage ratio for the fiscal quarter ended June 30, 2025, and for exceeding the permitted amount of capital expenditures for the fiscal year ending December 31, 2025. Additionally, the maturity date of the revolving credit and term loans were extended to March 31, 2026, and the capital expenditure covenant was amended. The company paid an amendment fee of $40,000.

●	On February 26, 2026, the Company entered into an Eleventh Amendment to which extended the maturity date of the revolving credit and term loans to September 30, 2026. The company paid an amendment fee of $25,000 and agreed to pay an additional fee of $150,000 on the maturity date.

As the Company is in default under the Current Credit Facility, the lender could exercise additional rights and remedies, such as increasing the rate of interest on outstanding amounts or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to cease making new loans under the revolving facility or limit the amount of loans under the revolving facility, the Company would lack the funds to continue or, possibly, expand operations. To date, the lender has chosen not to exercise any of its remedies, though we agreed to put $3,930,000 of ATM proceeds in an interest bearing account to serve as additional security for the Company’s obligations under the Current Credit Facility. The Company is actively engaged in constructive discussions with various lenders as the Company has been advised by its lender that it will not renew its Current Credit Facility. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with existing lenders or with alternative financing sources.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of March 31, 2026, the Company has borrowing capacity of approximately $717,000 under the Revolving Loan.

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

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 was converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment was for interest only. The second payment due January 1, 2026 and all subsequent semi-annual payments include both principal and interest. As of March 31, 2026, the amount classified as short term is $29,000 and the amount classified as long term is $928,000.

Interest expense related to the Solar Credit Facility amounted to approximately $14,000 and $14,000 for the three months ended March 31, 2026 and 2025, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $726,000 and $784,000 as of March 31, 2026 and December 31, 2025, respectively. The leases have an average imputed interest rate of 7.43% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Finance Lease cost:
Amortization of ROU assets	$49,000	$49,000
Interest on lease liabilities	14,000	18,000
Total lease Costs	$63,000	$67,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$58,000	$54,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$-

	March 31,	December 31,
	2026	2025
Weighted Average Remaining Lease Term - in years	3.6	4.8
Weighted Average Discount rate - %	7.43%	7.44%

As of March 31, 2026, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2026 (remainder of year)	$193,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	190,000
December 31, 2030	75,000
Total future minimum finance lease payments	838,000
Less: imputed interest	(112,000)
Less: Current portion	(194,000)
Long-term portion	$532,000

Loan Payable – Financed Assets

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $3,000 and $5,000 as of March 31, 2026 and December 31, 2025, respectively. The loan bears no interest and a final payment is due and payable for all unpaid principal on July 20, 2026.

Annual maturities of this loan are as follows:

For the year ending	Amount
December 31, 2026 (remainder of year	$3,000
Loans Payable - financed assets	3,000
Less: Current portion	(3,000)
Long-term portion	$-

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

The Related Party Notes outstanding as of March 31, 2026 and December 31, 2025 consist of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,416,000	$1,905,000	$-	$4,321,000
Subordinated Notes	-	550,000	-	550,000
Total	$2,416,000	$2,455,000	$-	$4,871,000

Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Interest expense for the three months ended March 31, 2026 and 2025 on all related party notes payable was $86,000 and $99,000, respectively.

Approximately $2,519,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $1,802,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. There are no principal payments due prior to October 1, 2026.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility and mature on October 1, 2026.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuances of Securities

The Company issued 4,600 and 9,185 shares of common stock in payment of director fees totaling $14,000 and $39,000 for the three months ended March 31, 2026 and 2025, respectively.

During April of 2026, the Company issued 4,484 shares of common stock in payment of directors’ fees totaling $14,000.

During April of 2026, the Company issued 57,345 shares of common stock upon the vesting of Restricted Stock Units (“RSUs”) to certain employees and withheld the balance of the 94,210 RSUs in satisfaction of tax withholding obligations. This represents a portion of the RSUs granted in 2024.

Additionally, during April of 2026, the Company issued 7,775 shares of common stock upon the vesting of RSUs to a former executive pursuant a separation agreement and withheld the balance of the 12,159 RSUs in satisfaction of withholding tax obligations. This represents a portion of the RSUs granted in February of 2026. (See Note 7. Stock Options and Restricted Stock Units.)

Note 7. STOCK OPTIONS AND RESTRICTED STOCK UNITS

Stock-Based Compensation

Stock Options

In June 2025, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be used under the plan by 250,000 shares, from 650,000 shares to 900,000 shares.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $27,000 and $18,000 for the three months ended March 31, 2026 and 2025, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

A summary of the status of the Company’s stock options as of March 31, 2026 and December 31, 2025, and changes during the periods then ended are presented below:

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2025	417,003	$7.00
Granted during the period	60,000	3.00
Exercised during the period	-	-
Terminated/Expired during the period	(51,300)	10.57
Balance, December 31, 2025	425,703	$6.01
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(30,250)	13.90
Balance, March 31, 2026	395,453	$5.40

Exercisable at March 31, 2026	380,453	$5.50

The following table summarizes information about outstanding stock options at March 31, 2026:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.00 - $23.80	395,453	2.4 Years	$5.50

The following table summarizes information about outstanding stock options at December 31, 2025:

	Number		Wtd. Avg.
Range of Exercise Price	Outstanding	Wtd.Avg, Life	Exercise Price
$3.00 - $23.80	425,703	2.5 Years	$6.01

As of March 31, 2026, there was $8,000 of unrecognized compensation cost related to non-vested stock option awards, which is to be recognized over the remaining weighted average vesting period of 0.2 years.

The aggregate intrinsic value at March 31, 2026 was based on the Company’s closing stock price of $3.23 was $14,000. The aggregate intrinsic value at December 31, 2025 was based on the Company’s closing stock price of $3.07 was approximately $4,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2026 and 2025, the Company granted 243,172 and 0 RSUs to certain employees and directors. These RSUs vested immediately.

A summary of the status of the Company’s RSUs as of March 31, 2026, is presented below.

		Wtd. Avg.
		Grant Date Fair
	Number of Units	Value per Unit
Unvested units as of January 1, 2025	282,628	$6.06
Granted during the period	3,000	-
Vested during the period	(95,210)	-
Forfeited during the period	(2,000)	-
Unvested Units as of December 31, 2025	188,418	$6.06
Granted during the period	243,172	3.19
Vested during the period but shares not issued	(243,172)	3.19
Forfeited during the period	-	-
Unvested Units as of March 31, 2026	188,418	$6.06

Vested as of March 31, 2026	338,382	$4.00

The Company recorded stock-based compensation expense of $923,000 and $417,000 for the three months ended March 31, 2026 and 2025, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

As of March 31, 2026, there was $226,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 1.0 year.

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

From time to time the Company may be engaged in various lawsuits and legal proceedings in the ordinary course of business. The Company is currently not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on its business, financial condition or operating results. In consultation with legal counsel, there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder of its common stock, is an adverse party or has a material interest adverse to our interest.

Note 9. INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2026 and 2025 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2026, and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Note 11. MERGER INFORMATION

On February 16, 2026, the Company and Transitory Air Sub LLC, its wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tenax Aerospace Acquisition, LLC, a Delaware limited liability company (“Tenax”). Upon consummation of the merger contemplated by the Merger Agreement (the “Merger”), Tenax will become a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, the Company will issue shares of its common stock (the “Merger Consideration”) to the holders of the membership interests of Tenax (the “Tenax Members”) at the closing of the Merger. A portion of the Merger Consideration allocated in respect of membership interests of Tenax underlying certain Tenax warrants that remain unexercised as of the closing, if any, will be reserved by the Company for future issuance upon the exercise of such warrants. The number of shares of the Company’s common stock to be issued to the Tenax Members will be adjusted based on a calculation of AIR Net Indebtedness (as defined in the Merger Agreement). Based on the amount of AIR Net Indebtedness as of March 31, 2026, the calculation would result in the issuance of approximately 122.6 million shares of the Company’s common stock. Consequently, based upon the calculation of the Merger Consideration as of March 31, 2026, following the closing of the Merger, the Tenax Members will collectively own approximately 96% of the outstanding shares of the Company’s common stock.

The closing of the Merger is subject to risks and uncertainties and certain specified conditions, including, among other things: (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, (b) the listing of the Merger Consideration on the NYSE American, and (c) other customary conditions for a transaction such as the Merger, such as the absence of any legal restraint prohibiting the consummation of the Merger and there not having occurred with respect to the Company or Tenax’s business a material adverse event, subject to certain customary exceptions.

Tenax is a leading provider of special mission aviation solutions that combine aircraft sourcing, financing and modification with aviation services including pilots, maintenance and other types of program support. Additionally, Tenax has a long-standing relationship with key government customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report and our 2025 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements. Further, although we believe we will not face a material increase in the price of raw materials due to tariffs that may be imposed, ongoing geopolitical conflicts could adversely impact our ability to manufacture our products, the markets for some of our products, and our ability to access debt or equity financing.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Looking forward for the rest of fiscal 2026, we are focused on securing new contract awards, improving operations and successful completion of the Merger Agreement (as discussed below).

As of March 31, 2026, we have total unfilled contract values amounting to $269.2 million (including our $134.7 million in backlog and all potential orders against LTA agreements previously awarded to us).

Recent Developments

On February 16, 2026, we and Transitory Air Sub LLC, our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tenax Aerospace Acquisition, LLC, a Delaware limited liability company (“Tenax”). Upon consummation of the merger contemplated by the Merger Agreement (the “Merger”), Tenax will become a wholly owned subsidiary of AIR. Tenax is a leading provider of special mission aviation solutions that combine aircraft sourcing, financing and modification with aviation services including pilots, maintenance and other types of program support. Additionally, they have long standing relationships with key government customers.

Pursuant to the Merger Agreement, we will issue shares of our common stock (the “Merger Consideration”) to the holders of the membership interests of Tenax (the “Tenax Members”) at the closing of the merger. A portion of the Merger Consideration allocated in respect of membership interests of Tenax underlying certain Tenax warrants that remain unexercised as of the closing, if any, will be reserved by us for future issuance upon the exercise of such warrants. The number of shares of our common stock to be issued to the Tenax Members will be adjusted based on a calculation of AIR Net Indebtedness (as defined in the Merger Agreement). Based on the amount of Air Net Indebtedness as of March 31, 2026, the calculation would result in the issuance of approximately 122.6 million shares of AIR common stock. Consequently, based upon the calculation of the Merger Consideration as of March 31, 2026, following the closing of the Merger, the Tenax Members will collectively own approximately 96% of the outstanding shares of our common stock.

For a more complete description of the Merger Agreement, transactions to be consummated, actions to be taken and agreements entered into or to be entered in connection therewith, reference is made to the Current Report on Form 8-K filed February 17, 2026 and the full text of the Merger Agreement and the documents that are exhibits.

The closing of the merger is subject to risks and uncertainties and certain specified conditions, including, among other things: (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, (b) the listing of the Merger Consideration on the NYSE American, and (c) other customary conditions for a transaction such as the Merger, such as the absence of any legal restraint prohibiting the consummation of the Merger and there not having occurred with respect to AIR or Tenax’s business a material adverse event, subject to certain customary exceptions.

Except where specifically noted, the discussion of our business, operations, management team and financial results contained herein, gives no effect to changes that would occur as a result of or subsequent to the consummation of the Merger.

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending March 31, 2026	2026 Percentage of Net Sales	Three Months Ending March 31, 2025	2025 Percentage of Net Sales	Change 2026 vs 2025	Percent Change 2026 vs 2025
Net sales	$11,606,000	100.0%	$12,135,000	100.0%	$(529,000)	-4.36%
Cost of sales	9,004,000	77.6%	10,101,000	83.2%	(1,097,000)	-10.86%
Gross profit	2,602,000	22.4%	2,034,000	16.8%	568,000	27.93%
Operating expenses	3,167,000	27.3%	2,780,000	22.9%	387,000	13.92%
Interest expense	494,000	4.3%	444,000	3.7%	50,000	11.26%
Other income, net	39,000	0.3%	202,000	1.7%	(163,000)	-80.69%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net loss	$(1,020,000)	-8.8%	$(988,000)	-8.1%	$(32,000)	3.24%

Balance Sheet Data:

	March 31, 2026	December 31, 2025	Change	Percent Change
Cash	$286,000	$680,000	$(394,000)	-57.94%
Working capital	$5,659,000	$5,238,000	$421,000	8.04%
Total assets	$59,216,000	$58,329,000	$887,000	1.52%
Total stockholders’ equity	$19,145,000	$19,201,000	$(56,000)	-0.29%

Net Sales: Net sales for the three months ended March 31, 2026 were $11,606,000, a decrease of $529,000, or 4.4%, compared with $12,135,000 that we achieved in the three months ended March 31, 2025. The period-over-period decrease in net sales was primarily due to overall changes in the mix of products requested by customers, which are discussed further below.

The composition of customers that exceeded 10% of our net sales for the three months ended March 31, 2026 and 2025 are shown below:

Customer	Percentage of Net Sales
	2026	2025
Lockheed Martin	34.4%	39.6%
RTX (a)	28.4%	28.8%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended March 31, 2026 and 2025 are shown below:

Platform or Program	Percentage of Net Sales
	2026	2025
UH-60 Black Hawk Helicopter	31.2%	28.2%
GTF	23.4%	24.7%
CH-53 Helicopter	7.5%	10.2%
E-2D Hawkeye	6.9%	10.1%
F-35 Lightning II	5.8%	2.9%
F-18 Hornet	1.5%	3.1%
All other platforms	23.7%	20.8%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended March 31, 2026, was $2,602,000 as compared to $2,034,000 for the three months ended March 31, 2025. Our gross profit percentage for the three months ended March 31, 2026 increased to 22.4% from the 16.8% for the three months ended March 31, 2025. The increase in margin can be attributable to changes in the sales across our major platforms, shifts in product mix, and overall operating efficiencies. During the second half of 2025, we implemented several cost reductions that benefited our gross profit during the three months ended March 31, 2026 that were not in place during the three months ended March 31, 2025.

Operating Expenses: Operating expenses were $3,167,000, for the three months ended March 31, 2026, an increase of $387,000, from $2,780,000 for the three months ended March 31, 2025. As a percentage of consolidated net sales, operating expenses increased to 27.3%, compared to the 22.9% achieved during the three months ended March 31, 2025. The dollar increase was primarily driven by increases in stock-based compensation costs and professional fees as well as costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense (which includes amortization of deferred financing costs) was $494,000 during the three months ended March 31, 2026, an increase of $50,000 or 11.2% from $444,000 during the three months ended March 31, 2025. The increase is primarily attributable to the higher loan balances under our Current Credit Facility. The average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.10% in 2026 as compared to 6.85% in 2025.

Net Loss: Net loss for the three months ended March 31, 2026 was $1,020,000, compared to a net loss of $988,000 for the three months ended March 31, 2025, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $24,876,000 (consisting of a Revolving Loan of $19,283,000 and a Term Loan in the amount of $5,593,000). This debt matures on September 30, 2026, and requires us to make monthly payments on the term loan of approximately $87,000 until the loan matures.

2)	Related Party Notes of approximately $4,871,000, maturing on October 1, 2026.

3)	Various equipment leases and contractual obligations related to our normal business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

Under the terms of the Current Credit Facility, as amended, we are required to meet a prescribed Fixed Charge Coverage Ratio (“FCCR”) (as defined) that is determined at the end of each fiscal quarter. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. As of March 31, 2026, the Company is required to meet a FCCR of 1.10x. As of March 31, 2026, we were not in compliance with this ratio having only attained a ratio of 0.93x. We are in compliance with all other required business and financial covenants.

The Current Credit Facility and Related Party Subordinated are classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2026. As a result of the due dates of this debt, there is substantial doubt about our ability to continue as a going concern for the twelve months following the date of filing of these consolidated financial statements. In addition, we are in default under our Current Credit Facility due to our failure to meet the FCCR required for the period ended March 31, 2026. Webster Bank has advised us that it will not renew our Current Credit Facility. In addition to discussions with our lenders, as discussed in our Current Report on Form 8-K filed February 17, 2026, we entered into a Merger Agreement with Tenax.

The Current Credit Facility expires on September 30, 2026. In addition, we are required to maintain a collection account with our lender into which substantially all cash receipts are remitted. As we are in to default under the Current Credit Facility, our lender could choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to raise the rate of interest, it would adversely impact our operating results. If the lender were to cease making new loans under the revolving facility, we would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, combined with the reasonable possibility that we might fail to meet covenants in the future, raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the date of filing this report. To date, the lender has chosen not to exercise any of its remedies, though we have agreed to place $3,930,000 of ATM proceeds in an interest bearing account to serve as additional security for the Company’s obligations under the Current Credit Facility.

To support current operations and strategic initiatives, beginning in December 2024 we raised capital through public market sales of our common stock and believe we can continue to access equity markets in future periods, though there is no assurance as to our ability to do so or as to the price and terms under which we could issue equity securities. During the year ended December 31, 2025, the Company sold 1,213,593 shares of common stock in the public market and generated gross proceeds of $4,869,000, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. Since initiating the sales in December 2024, we have sold a total of 1,330,444 shares for gross proceeds of $5,375,000. In light of ongoing negotiations with our lenders and in accordance with the Merger Agreement with Tenax, we have temporarily paused all equity raising activity.

The following is a brief discussion of the recent amendments to the Current Credit Facility (all of which have been filed with the SEC):

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we are required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On September 10, 2025, the Company entered into a Ninth Amendment where we agreed that $3,930,000 of the proceeds from our ATM Offering would be maintained in an interest bearing account. The funds in this account serve as security for our obligations under the Current Credit Facility.

●	On December 15, 2025, the Company entered into a Tenth Amendment which waived the defaults caused by the failure to achieve the required fixed charge coverage ratio for the fiscal quarter ended June 30, 2025, and for exceeding the permitted amount of capital expenditures for the fiscal year ending December 31, 2025. Additionally, the maturity date of the revolving credit and term loans were extended to March 31, 2026, and amended the capital expenditure covenant. The company paid an amendment fee of $40,000.

●	On February 26, 2026, the Company entered into an Eleventh Amendment to which extended the maturity date of the revolving credit and term loans to September 30, 2026. The company paid an amendment fee of $25,000 and agreed to pay an additional fee of $150,000 on the maturity date of the Current Credit Facility.

If we are unable to close the merger with Tenax contemplated by the Merger Agreement or obtain a new lender to replace the Current Credit Facility we may not be able meet our financial obligations. As of March 31, 2026, we have borrowing capacity of approximately $787,000 under the Revolving Loan.

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

Our material cash requirements are for debt service, funding working capital and capital expenditures. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility, strength of our backlog, and availability under our Current Credit Facility, we believe that we have sufficient liquidity to meet our day-to-day cash requirements for our operations. However, we must pay or refinance large portions of our indebtedness prior to September 30, 2026. Further, as a condition to refinancing our Current Credit Facility prior to September 30, 2026, a new lender may require that the holders of our Related Party Notes extend or otherwise modify the subordination agreements they have given in favor of the lender.

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

Further details regarding outstanding indebtedness are provided in “Note 5. Debt.”

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash provided by (used in)
Operating activities	$(1,298)	$1,525
Investing activities	(425)	(1,217)
Financing activities	1,329	(776)
Net decrease in cash	$(394)	$(468)

Cash (Used in) Provided by Operating Activities

For the three months ended March 31, 2026, we used $1,298,000 in operations as compared to a cash flow provided of $1,525,000 for the three months ended March 31, 2025. The decrease was due primarily to increases in inventory and accounts receivable and a decrease in accounts payable partially offset by an increase in customer deposits.

For the three months ended March 31, 2025, we generated $1,525,000 from operations which was mainly attributable to a decrease in accounts receivable and the collection of contract costs receivable.

Cash Used in Investing Activities

During our most recent quarter, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $425,000 and $1,217,000, during the three months ended March 31, 2026 and 2025, respectively, was for new property and equipment.

The investments made in 2026 and 2025 increased our production efficiency and speed, while maintaining closer tolerances. We intend to limit capital expenditures until such time as our debt situation is resolved.

Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities was $1,329,000. During this period, we increased borrowings under our Current Credit Facility by $1,403,000 (consisting of a net increase in Revolving Loan borrowings of $1,665,000 and a net decrease of $262,000 against the Term Loan). Additionally, we made payments of $59,000 pursuant to financing lease obligations, $13,000 on our Solar Credit Facility and $2,000 on a loan payable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

There have been no material changes to the Company’s critical accounting estimates as compared to the estimates described in the 2025 Annual Report which we believe are the most critical to our business and understanding of our results of operations and affect the more significant judgments and estimates that we use in preparation of our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Acting Chief Executive Officer (“CEO”) and Vice President of Finance, who is our principal financial and accounting officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and PFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

As reported in our 2025 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2025, our management determined that a material weakness previously identified in our internal controls over financial reporting related to our IT systems has yet to be remediated. During fiscal 2025, we implemented new controls and procedures to eliminate this weakness but additional enhancements and more formalized documentation are still required. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. As such, we consider this material weakness not to be remediated as of March 31, 2026. Based on this evaluation and as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2026. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

During 2026, the Company is continuing to test such controls and procedures designed to remediate the aforementioned material weakness.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our 2025 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 6. Exhibits

Exhibit No.	Description
10.1	Agreement and Plan of Merger By and Among Air Industries Group, Tenax Aerospace Acquisition, LLC and Transitory Air Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 17, 2026).

10.2	Eleventh Amendment to Loan and Security Agreement with Webster Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).

10.3	Form of Indemnification Agreement between the Company and each Director and Officer (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 27, 2026).

10.4	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan As Amended and Restated as of May 23, 2024 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 27, 2026).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2026

AIR INDUSTRIES GROUP

By:	/s/ Brian Drisgula
Brian Drisgula Vice President of Finance (principal financial and accounting officer)