Form 10-Q
period 2026-09-30
AIR INDUSTRIES GROUP
filed 2026-11-13
CIK 1009891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2026

or

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

There were 4,856,181 shares of the registrant’s common stock outstanding as of November 12, 2026.

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

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, our Registration Statement on Form S-4 as amended on October 22, 2026 and declared effective on November 4, 2026, and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (“SEC”).

We do not intend to update or revise publicly and undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to review any additional disclosures we make in our reports filed with the SEC.

ii

PART I

FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

AIR INDUSTRIES GROUP

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets
Cash	$702,000	$680,000
Restricted cash	3,930,000	3,930,000
Accounts Receivable, Net of Allowance for Credit Losses of $625,000 and $464,000	7,259,000	7,071,000
Inventory	36,207,000	34,261,000
Prepaid Expenses and Other Current Assets	457,000	766,000
Prepaid Taxes	95,000	76,000
Total Current Assets	48,650,000	46,784,000

Property and Equipment, Net	8,181,000	9,501,000
Finance Lease Right-Of-Use-Assets	769,000	916,000
Operating Lease Right-Of-Use-Assets	-	514,000
Deferred Financing Costs, Net, Deposits and Other Assets	559,000	614,000

TOTAL ASSETS	$58,159,000	$58,329,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt	$24,006,000	$23,721,000
Accounts Payable and Accrued Expenses	6,896,000	7,903,000
Subordinated Notes - Related Party	4,871,000	4,871,000
Operating Lease Liabilities	-	702,000
Deferred Gain on Sale	-	28,000
Customer Deposits	1,920,000	391,000
Total Current Liabilities	37,693,000	37,616,000

Long Term Liabilities
Debt	1,368,000	1,512,000
TOTAL LIABILITIES	39,061,000	39,128,000

Commitments and Contingencies (see Note 8)

Stockholders’ Equity
Preferred Stock - par value $.001 - Authorized 3,000,000 shares, 0 shares outstanding, at both September 30, 2026 and December 31, 2025.	-	-
Common Stock - Par Value $.001 - Authorized 20,000,000 shares, 4,856,181 and 4,776,454 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5,000	5,000
Additional Paid-In Capital	90,425,000	89,608,000
Accumulated Deficit	(71,332,000)	(70,412,000)
TOTAL STOCKHOLDERS’ EQUITY	19,098,000	19,201,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,159,000	$58,329,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Sales	$14,551,000	$10,309,000	$38,152,000	$35,111,000

Cost of Sales	10,846,000	8,014,000	29,362,000	28,754,000

Gross Profit	3,705,000	2,295,000	8,790,000	6,357,000

Operating Expenses	2,406,000	1,979,000	8,422,000	6,779,000

Income (Loss) from Operations	1,299,000	316,000	368,000	(422,000)

Interest Expense	(401,000)	(380,000)	(1,225,000)	(1,083,000)

Interest Expense - Related Parties	(85,000)	(86,000)	(257,000)	(271,000)

Other Income, Net	133,000	106,000	212,000	322,000

Income (Loss) before Income Taxes	946,000	(44,000)	(902,000)	(1,454,000)

Provision for Income Taxes	-	-	18,000	-

Net Income (Loss)	$946,000	$(44,000)	$(920,000)	$(1,454,000)

Net Income (Loss) per share - Basic	$0.19	$(0.01)	$(0.19)	$(0.36)
Net Income (Loss) per share - Diluted	$0.19	$(0.01)	$(0.19)	$(0.36)
Weighted Average Shares Outstanding - Basic	4,852,759	4,146,724	4,822,643	4,028,696
Weighted Average Shares Outstanding - Diluted	5,505,558	4,146,724	4,822,643	4,028,696

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2026	4,776,454	$5,000	$89,608,000	$(70,412,000)	$19,201,000
Common Stock issued to directors	4,600	-	14,000	-	14,000
Stock-Based Compensation	-	-	950,000	-	950,000
Net Loss	-	-	-	(1,020,000)	(1,020,000)
Balance, March 31, 2026	4,781,054	$5,000	$90,572,000	$(71,432,000)	$19,145,000

Common Stock issued to directors	4,484	-	14,000	-	14,000
Stock-Based Compensation	-	-	45,000	-	45,000
Stock-Based Compensation forfeiture adjustment	-	-	(125,000)	-	(125,000)
Common Stock issued upon settlement of restricted stock units, net	65,120	-	(131,000)	-	(131,000)
Net Loss	-	-	-	(846,000)	(846,000)
Balance, June 30, 2026	4,850,658	$5,000	$90,375,000	$(72,278,000)	$18,102,000

Common Stock issued to directors	5,523	-	14,000	-	14,000
Stock-Based Compensation	-	-	36,000	-	36,000
Net Income	-	-	-	946,000	946,000
Balance, September 30, 2026	4,856,181	$5,000	$90,425,000	$(71,332,000)	$19,098,000

Balance January 1, 2025	3,474,970	$3,000	$84,052,000	$(69,107,000)	$14,948,000
Common Stock issued to directors	9,185	-	39,000	-	39,000
Stock-Based Compensation	-	-	435,000	-	435,000
Common Stock issued for cash	209,940	1,000	854,000	-	855,000
Net Loss	-	-	-	(988,000)	(988,000)
Balance, March 31, 2025	3,694,095	$4,000	$85,380,000	$(70,095,000)	$15,289,000

Common Stock issued to directors	12,950	-	39,000	-	39,000
Stock-Based Compensation	-	-	157,000	-	157,000
Common Stock issued for cash	97,866	-	330,000	-	330,000
Common Stock issued upon settlement of restricted stock units, net	57,192	-	(127,000)	-	(127,000)
Net Loss	-	-	-	(422,000)	(422,000)
Balance, June 30, 2025	3,862,103	$4,000	$85,779,000	$(70,517,000)	$15,266,000

Common Stock issued to directors	4,064	-	14,000	-	14,000
Stock-Based Compensation	-	-	152,000	-	152,000
Common Stock issued for cash	905,787	1,000	3,454,000	-	3,455,000
Net Loss	-	-	-	(44,000)	(44,000)
Balance, September 30, 2025	4,771,954	$5,000	$89,399,000	$(70,561,000)	$18,843,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(920,000)	$(1,454,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,091,000	1,814,000
Stock-based compensation	1,073,000	836,000
Stock-Based Compensation forfeiture adjustment	(125,000)	-
Amortization of Finance Lease Right-of-Use Assets	147,000	147,000
Amortization of Operating Lease Right-of-Use Assets	514,000	514,000
Deferred gain on sale	(28,000)	(29,000)
Gain on sale of equipment	-	(68,000)
Allowance for credit losses	160,000	20,000
Amortization of deferred financing costs	1,000	51,000
Changes in Operating Assets and Liabilities
(Increase) Decrease in Operating Assets:
Accounts receivable	(348,000)	2,135,000
Inventory	(1,946,000)	(5,616,000)
Prepaid expenses and other current assets	309,000	(138,000)
Contract costs receivable	-	296,000
Prepaid taxes	(19,000)	(20,000)
Deposits and other assets	54,000	46,000
Increase (Decrease) in Operating Liabilities:
Accounts payable and accrued expenses	(1,007,000)	2,043,000
Operating lease liabilities	(702,000)	(658,000)
Customer deposits	1,529,000	(673,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	783,000	(754,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(771,000)	(3,018,000)
Proceed from sale of equipment	-	200,000
NET CASH USED IN INVESTING ACTIVITIES	(771,000)	(2,818,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - revolver - net - Current Credit Facility	1,139,000	2,933,000
Proceeds from term loan - Current Credit Facility	-	1,640,000
Proceeds from Common Stock issued for cash	-	4,640,000
Payments for taxes related to net share settlement of equity awards	(131,000)	(127,000)
Payments of Subordinated Notes - related party	-	(1,291,000)
Payments of term loan - Current Credit Facility	(786,000)	(747,000)
Payments of Solar Credit Facility	(28,000)	-
Payments of finance lease obligations	(179,000)	(166,000)
Payments of loan payable - financed asset	(5,000)	(7,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	6,875,000

NET INCREASE IN CASH	22,000	3,303,000
CASH AT BEGINNING OF PERIOD	4,610,000	753,000
CASH AT END OF PERIOD	$4,632,000	$4,056,000

See accompanying notes to condensed consolidated financial statements

AIR INDUSTRIES GROUP

Condensed Consolidated Statements of Cash Flows (Continued)

For the Nine Months Ended September 30,

(Unaudited)

	2026	2025

Supplemental cash flow information:
Cash paid during the period for interest	$1,495,000	$1,310,000
Cash paid during the period for taxes	$18,000	$19,000

Supplemental disclosure of non-cash investing and financing activities:
	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 27, 2026, from which the accompanying condensed consolidated balance sheet dated December 31, 2025 was derived.

Going Concern and Management’s Plan

As of September 30, 2026, the Company was in compliance with its minimum Fixed Charge Coverage Ratio (“FCCR”) of 1.10x as of the last day of the Fiscal Quarter on a rolling twelve-month basis, having attained a ratio of 1.30x. Additionally, all other financial and business covenants required under the terms of the Current Credit Facility were met. The Company’s debt under its Current Credit Facility and Related Party Subordinated Notes approximates $28,697,000. The Current Credit Facility was amended on November 9, 2026 to extend the date on which it is scheduled to expire to April 30, 2027, and the Related Party Subordinated Notes were amended so that they now mature on May 1, 2027. These obligations are classified as current liabilities on the consolidated balance sheets as of September 30, 2026. As a result of the expiration dates of the Current Credit Facility and Related Party Subordinated Notes, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of filing of these condensed consolidated financial statements. The terms of all outstanding indebtedness are discussed further in “Note 5. Debt”.

The Company is actively engaged in constructive discussions with various lenders as the Company has been advised by its lender that it does not want to renew its Current Credit Facility for a period of one or more years. Nevertheless, Webster Bank has agreed to multiple short term extensions of the expiration date of the Current Credit Facility, most recently until April 30, 2027. The Company is currently seeking to find a new lender to replace its Current Credit Facility and remains engaged in discussions with Webster Bank as well as the holders of the Related Party Notes as to the terms and conditions on which they will further extend the maturity date of the Current Credit Facility beyond April 30, 2027 and the maturity date of the Related Pary Notes beyond May 1, 2027. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with Webster Bank, the holders of the Related Party Notes or alternative financing sources to enable the Company to secure longer term debt financing.

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

As of September 30, 2026, the Company had total unfilled contract values amounting to $280.7 million (including its $141.4 million in funded backlog) plus additional potential orders under previously awarded Long-Term Agreements (“LTAs”). These unfilled contract values support a positive outlook for future growth.

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

The activity for the allowance for credit losses during the nine months ended September 30, 2026 and 2025 is set forth in the table below:

	Balance at		Deductions	Balance at
	Beginning of	Charged to	from the	End of
	Period	Expenses	Allowance	Period
Nine Months ended September 30, 2026 Allowance for Credit Losses	$464,000	$239,000	$(78,000)	$625,000
Nine Months ended September 30, 2025 Allowance for Credit Losses	$396,000	$76,000	$(96,000)	$376,000

Inventory Valuation

The Company values inventory at the lower of cost or an estimated net realizable value using the first-in first-out method. The Company periodically evaluates inventory items not secured by backlog and establishes write-downs to estimated net realizable value for excess quantities, slow-moving goods, obsolescence and for other impairments of value. Adjustments to inventory are recorded in cost of sales.

Inventories consist of the following at:

	September 30,	December 31,
	2026	2025

Raw Materials	$6,483,000	$7,306,000
Work In Progress	19,502,000	17,072,000
Semi-Finished Goods	8,972,000	9,206,000
Final-Finished Goods	1,250,000	677,000
Total Inventory	$36,207,000	$34,261,000

Credit and Concentration Risks

A large percentage of the Company’s revenues are derived directly from large aerospace and defense prime contractors for which the ultimate end-user is the U.S. Government, other governments, or commercial airlines.

The composition of customers that exceeded 10% of net sales for the three months ended September 30, 2026 and 2025 are shown below:

	Percentage of Net Sales
Customer	2026	2025
RTX (a)	29.3%	38.2%
Transaero	22.5%	-
Lockheed Martin	14.6%	30.2%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceeded 10% of net sales for the nine months ended September 30, 2026 and 2025 are shown below:

	Percentage of Net Sales
Customer	2026	2025
RTX (a)	27.8%	37.1%
Lockheed Martin	24.9%	32.5%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of customers that exceed 10% of accounts receivable at September 30, 2026 and December 31, 2025 are shown below:

	Percentage of Net Receivables
	September 30,	December 31,
Customer	2026	2025
General Electric	22.2%	6.9%
RTX (a)	21.5%	39.8%
Fokker	14.0%	7.2%
Lockheed Martin	8.8%	11.9%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
Product	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Military	$9,566,000	$5,377,000	$25,375,000	$20,549,000
Commercial	4,985,000	4,932,000	12,777,000	14,562,000

Total	$14,551,000	$10,309,000	$38,152,000	$35,111,000

Cash

During the period ended September 30, 2026, the Company had occasionally maintained balances in its bank accounts that were in excess of the FDIC limit. The Company has not experienced any losses on these accounts.

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

At September 30, 2026 and December 31, 2025, customer deposits were $1,920,000 and $391,000 respectively. The Company recognized revenue of $80,000 and $231,000 during the three and nine months ended September 30, 2026, respectively, that was included in the customer deposits balance as of December 31, 2025. The Company recognized revenue of $0 and $673,000 during the three and nine months ended September 30, 2025, respectively, that was included in the customer deposits balance as of December 31, 2024.

Backlog

Backlog represents the value of orders received pursuant to our Long-Term Agreements (“LTA”) or spot orders pursuant to a purchase order. As of September 30, 2026, backlog relating to remaining performance obligations on contracts was approximately $141.4 million. The Company estimates that a substantial portion of this backlog will be recognized as net sales during the next twenty-four months, with the rest thereafter. This expectation assumes that raw material supplies and outsourced processing is completed and delivered on time and that the Company’s customers will accept delivery as scheduled. The Company anticipates that sales during the aforementioned periods will also include sales from expected new orders that are not included in backlog.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding for the period.

For purposes of calculating diluted earnings (loss) per common share, the numerator includes net income (loss) plus interest on convertible notes payable assumed converted as of the first day of the period. The denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options, RSUs and warrants using the treasury stock method and convertible notes payable using the if-converted method.

The following is the calculation of net income (loss) applicable to common shareholders utilized to calculate the EPS:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net Income (Loss) per condensed consolidated statements of operations	$946,000	$(44,000)	$(920,000)	$(1,454,000)
Add: Convertible Note Interest for Potential Note Conversion	77,000	-	-	-
Net Income (Loss) used to calculate diluted earnings per share	$1,023,000	$(44,000)	$(920,000)	$(1,454,000)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Per share amount - basic	$0.19	$(0.01)	$(0.19)	$(0.36)
Per share amount - diluted	$0.19	$(0.01)	$(0.19)	$(0.36)

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Weighted average shares outstanding used to compute basic earnings per share	4,852,759	4,146,724	4,822,643	4,028,696
Effect of dilutive restricted stock units	291,099	-	-	-
Effect of dilutive convertible notes payable	361,700	-	-	-
Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	5,505,558	4,146,724	4,822,643	4,028,696

The following securities have been excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive. Stock options were excluded, as applicable, because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods. Potential common shares were also excluded from periods in which the Company reported a net loss because their inclusion would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Stock Options	263,953	373,103	263,953	373,103
Restricted Stock Units	-	190,418	291,099	190,418
Convertible Notes Payable	-	361,700	361,700	361,700
	263,953	925,221	916,752	925,221

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. Stock-based compensation expense for employees amounted to $36,000 and $152,000 for the three months ended September 30, 2026 and 2025, respectively, and $607,000 and $744,000 for the nine months ended September 30, 2026 and 2025, respectively. A stock-based forfeiture adjustment resulted in a reversal of expense amounting to $0 and $125,000 for the three and nine months ended September 30, 2026, respectively, and $0 for the three and nine month periods ended September 30, 2025. Stock-based compensation expense for directors amounted to $14,000 and $14,000 for the three months ended September 30, 2026 and 2025, respectively, and $466,000 and $92,000 for the nine months ended September 30, 2026 and 2025, respectively. Stock compensation expenses for employees and directors were included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Note 3. PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025

Land and Improvements	$313,000	$313,000
Buildings and Improvements	2,739,000	2,739,000	31.5 years
Machinery and Equipment	26,982,000	26,953,000	5 - 8 years
Tools and Instruments	16,830,000	16,278,000	1.5 - 7 years
Automotive Equipment	266,000	266,000	5 years
Furniture and Fixtures	309,000	309,000	5 - 8 years
Leasehold Improvements	1,188,000	1,139,000	Term of lease
Computers and Software	846,000	705,000	4 - 6 years
Total Property and Equipment	49,473,000	48,702,000
Less: Accumulated Depreciation	(41,292,000)	(39,201,000)
Property and Equipment, net	$8,181,000	$9,501,000

Depreciation expense for the three months ended September 30, 2026 and 2025 was approximately $664,000 and $627,000, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was approximately $2,091,000 and $1,814,000, respectively.

Note 4. OPERATING LEASE LIABILITIES

The Company leases office and manufacturing facilities under an operating lease that was scheduled to expire on August 31, 2026. During August 2026, the Company and the lessor entered into an Agreement of Modification extending the lease through December 31, 2026 on a month-to-month basis at the then-current lease rate.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Operating lease cost:	$248,000	$249,000	$744,000	$810,000
Total lease cost	$248,000	$249,000	$744,000	$810,000

Other Information
Cash paid for amounts included in the measurement lease liability:	243,000	236,000	730,000	748,000
Operating cash flow from operating leases	$243,000	$236,000	$730,000	$748,000

	September 30,	December 31,
	2026	2025
Weighted Average Remaining Lease Term - in years	-	0.75
Weighted Average discount rate - %	-	9.50%

On October 29, 2026, the Company entered into an Agreement of Modification (“October Agreement”), extending the lease through December 31, 2036. The October Agreement increased the base monthly rent by 3% for the first 60 months of the lease effective January 1, 2027, and then by an additional 3% for the next 60 months. Further, the October Agreement allows for early termination by the tenant on 24 months’ notice to the landlord, at any time after and not before December 31, 2031. Additionally, the landlord is financing on an interest-free basis approximately $757,000 for the replacement of the roof of the facility. This amount is to be repaid by the tenant in the form of additional rent of approximately $6,300 per month for 120 months commencing on January 1, 2027. Should the tenant choose to exercise its option to terminate the lease early, the balance of the amount financed for the roof will be payable upon the Company vacating the premises.

Note 5. DEBT

Total debt outstanding, excluding Related Party Indebtedness, as of September 30, 2026 is $25,374,000 and was $25,233,000 at December 31, 2025.

Indebtedness to third parties consists of the following:

	September 30,	December 31,
	2026	2025

Current Credit Facility - Revolver	$18,757,000	$17,618,000
Current Credit Facility - Term Loan	5,069,000	5,855,000
Solar Credit Facility	943,000	971,000
Finance lease obligations	605,000	784,000
Loans Payable - financed assets	-	5,000
Subtotal	25,374,000	25,233,000
Less: Current portion	(24,006,000)	(23,721,000)
Long-Term Portion	$1,368,000	$1,512,000

Current Credit Facility

The Company has a credit facility (“Current Credit Facility”) with Webster Bank that expires on April 30, 2027. This facility, which was entered into on December 31, 2019, was amended several times and now provides for a $20,000,000 revolving loan (“Revolving Line of Credit”) and a $5,700,000 term loan and a $1,640,000 term loan (“Term Loans”). The loan is secured by a lien on substantially all of the assets of the Company.

As of September 30, 2026, there is $18,757,000 outstanding under the Revolving Line of Credit and $5,069,000 under the Term Loans.

As the Current Credit Facility expires on April 30, 2027, the entire Term Loan and all amounts due under the Revolving Line of Credit are classified as short term as of September 30, 2026.

The below table shows the timing of payments due under the Term Loan:

For the year ending	Amount
December 31, 2026 (remainder of year)	$262,000
December 31, 2027	4,807,000
Term Loan payable	5,069,000
Less: Current portion of Term Loan payable	(5,069,000)
Total long-term portion of Term Loan payable	$-

Interest expense related to the Current Credit Facility amounted to approximately $375,000 and $347,000 for the three months ended September 30, 2026 and 2025, respectively, and $1,142,000 and $988,000 for the nine months ended September 30, 2026 and 2025, respectively. Interest expense includes the amortization of deferred finance costs of $0 and $17,000 for the three months ended September 30, 2026 and 2025, respectively, and $1,000 and $51,000 for the nine months ended September 30, 2026 and 2025, respectively.

The below summarizes various terms of the Current Credit Facility:

●	The Company is required to meet a Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve month basis of 1.10x. As of September 30, 2026, the Company was in full compliance with this ratio having attained a ratio of 1.30x. At December 31, 2025, the Company was in full compliance with its covenants. The Current Credit Facility limits the amount of capital expenditures and dividends the Company can pay to its stockholders. As of September 30, 2026, the Company was in compliance with this covenant. Substantially all of the Company’s assets are pledged as collateral.

●	For so long as the Term Loan remains outstanding, if Excess Cash Flow (as defined) is a positive number for any fiscal year the Company shall pay an amount equal to the lesser of (i) twenty-five percent (25%) of the Excess Cash Flow for such fiscal year and (ii) the outstanding principal balance of the term loan. Such payment shall be applied to the outstanding principal balance of the Term Loan, on or prior to the April 15 immediately following such fiscal year. For the fiscal year ended December 31, 2025, based on the calculation there was no Excess Cash Flow payment required.

●	Both the Revolving Line of Credit and the Term Loan will bear an interest rate equal to the greater of (i) 3.50% and (ii) a rate per annum equal to the rate per annum published from time to time in the “Money Rates” table of the Wall Street Journal (or such other presentation within The Wall Street Journal as may be adopted hereafter for such information) as the base or prime rate for corporate loans at the nation’s largest commercial bank, less sixty-five hundredths (-0.65%) of one percent per annum. The average interest rate charged was 6.18% and 6.81% for the three months ended September 30, 2026 and 2025, respectively, and 6.11% and 6.81% for the nine months ended September 30, 2026 and 2025, respectively.

The below summarizes certain amendments to the Current Credit Facility

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we were required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. Additionally, the Company is allowed to pay off up to $4,800,000 of related party notes with funds raised in the Company’s At The Market equity offering. All other covenants remain unchanged. In connection with these changes, the Company paid an amendment fee of $20,000.

●	On September 10, 2025, the Company entered into a Ninth Amendment where it agreed that $3,930,000 of the proceeds from its ATM Offering would be maintained in an interest-bearing account at Webster Bank. The funds in this account serve as additional security for its obligations under the Current Credit Facility. Additionally, this amendment waived the default as of June 30, 2025.

●	On December 15, 2025, the Company entered into a Tenth Amendment which waived the defaults caused by the failure to achieve the required fixed charge coverage ratio for the fiscal quarter ended September 30, 2025, and for exceeding the permitted amount of capital expenditures for the fiscal year ending December 31, 2025. The Tenth Amendment also amended the minimum Fixed Charge Coverage Ratio for subsequent periods to 1.10x. Additionally, the maturity dates of the revolving credit and term loans were extended to March 31, 2026, and the capital expenditure covenant was amended. The Company paid an amendment fee of $40,000.

●	On February 26, 2026, the Company entered into an Eleventh Amendment which extended the maturity date of the revolving credit and term loans to September 30, 2026. The Company paid an amendment fee of $25,000 and agreed to pay an additional fee of $150,000 on the maturity date.

●	On August 18, 2026, the Company entered into a Twelfth Amendment which extended the maturity date of the revolving credit and term loans to November 30, 2026. The Company paid an amendment fee of $25,000.

●	On November 9, 2026, the Company entered into a Thirteenth Amendment which extended the maturity date of the revolving credit and term loans to April 30, 2027. The Company paid an amendment fee of $50,000 and agreed to pay an additional fee of $50,000 on the maturity date.

Currently, at any time, Webster Bank could choose to exercise additional rights that it has as a result of the Company’s previous defaults under the Current Credit Facility. For example, it could increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account. If the lender were to cease making new loans under the revolving facility or limit the amount of loans under the revolving facility, the Company would lack the funds to continue or, possibly, expand operations. To date, the lender has chosen not to exercise any of its remedies, though the Company agreed to put $3,930,000 of ATM proceeds in an interest-bearing account to serve as additional security for the Company’s obligations under the Current Credit Facility.

The Company is actively engaged in constructive discussions with various lenders as the Company has been advised by its lender that it will not renew its Current Credit Facility for a period of one or more years. Nevertheless, Webster Bank has agreed to multiple short term extensions of the expiration date of the Current Credit Facility, most recently until April 30, 2027. While these discussions have been professional and remain ongoing, there can be no assurance that agreements will be reached with existing lenders or with alternative financing sources.

All amendment fees paid in connection with the Current Credit Facility that are for a future benefit of the Company are included in Deferred Financing Costs, Net, Deposits and Other Assets, in the accompanying consolidated balance sheets and are amortized over the term of the loan.

As of September 30, 2026, the Company has borrowing capacity of approximately $1,243,000 under the Revolving Loan.

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

On October 1, 2024, the total cumulative advances of $934,000 along with the total accrued interest of $36,000 were converted by CT Green Bank, in accordance with the financing agreement, to a 20-year level payment term loan in the amount of $970,000 with interest accruing at the rate of 5.75%. Semi-annual payments in the amount of $42,000 are due commencing on July 1, 2025. The first semi-annual payment was for interest only. The second payment due on January 1, 2026 and all subsequent semi-annual payments include both principal and interest. As of September 30, 2026, the amount classified as short term is $29,000 and the amount classified as long term is $914,000.

Interest expense related to the Solar Credit Facility amounted to approximately $14,000 and $14,000 for the three months ended September 30, 2026 and 2025, respectively, and $42,000 and $42,000 for the nine months ended September 30, 2026 and 2025, respectively.

Finance Lease Obligations

The Company has entered into finance leases for the purchase of additional manufacturing equipment. The obligations for the finance leases totaled $605,000 and $784,000 as of September 30, 2026 and December 31, 2025, respectively. The leases have an average imputed interest rate of 7.43% per annum and are payable monthly with the final payments due between September of 2026 and May of 2030.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Finance Lease cost:
Amortization of ROU assets	$49,000	$49,000	$147,000	$147,000
Interest on lease liabilities	12,000	16,000	39,000	52,000
Total lease Costs	$61,000	$65,000	$186,000	$199,000

Other Information:
Cash Paid for amounts included in the measurement lease liabilities:
Financing cash flow from finance lease obligations	$61,000	$57,000	$179,000	$166,000

Supplemental disclosure of non-cash activity
Acquisition of finance lease asset	$-	$-	$-	$-

	September 30,	December 31,
	2026	2025

Weighted Average Remaining Lease Term - in years	3.6	4.8
Weighted Average Discount rate - %	7.43%	7.44%

As of September 30, 2026, the aggregate future minimum finance lease payments, including imputed interest are as follows:

For the year ending	Amount
December 31, 2026 (remainder of year)	$48,000
December 31, 2027	190,000
December 31, 2028	190,000
December 31, 2029	191,000
December 31, 2030	74,000
Total future minimum finance lease payments	693,000
Less: imputed interest	(88,000)
Less: Current portion	(150,000)
Long-term portion	$455,000

Loan Payable – Financed Asset

The Company financed the purchase of a delivery vehicle in July 2020. The loan obligation totaled $5,000 as of December 31, 2025. The loan was non-interest bearing and the final payment was due and paid by July 20, 2026.

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

Under the Eighth Amendment to the Current Credit Facility, the Company was allowed to make principal payments of up to $4,800,000 prior to June 30, 2025, with funds raised in the Company’s At The Market Offering. For the three and nine month periods ended September 30, 2025, the Company paid $1,291,000 of principal payments. Of the $1,291,000 paid, $1,050,000 was paid to Michael Taglich and $241,000 was paid to Taglich Brothers, Inc.

The Related Party Notes outstanding as of September 30, 2026 and December 31, 2025 consist of:

	Michael Taglich,	Robert Taglich,	Taglich Brothers,
	Director	Director	Inc.	Total
Convertible Subordinated Notes	$2,416,000	$1,905,000	$-	$4,321,000
Subordinated Notes	-	550,000	-	550,000
Total	$2,416,000	$2,455,000	$-	$4,871,000

Of the $4,871,000, approximately $2,519,000 bears an annual rate of interest of 6%, $1,802,000 bears an annual rate of 7% and $550,000 bears an annual interest rate of 12%. Interest expense for the three months ended September 30, 2026 and 2025 on all related party notes payable was $85,000 and $86,000, respectively, and $257,000 and $271,000 for the nine months ended September 30, 2026 and 2025, respectively.

Approximately $2,519,000 of the convertible subordinated notes can be converted at the option of the holder into Common Stock of the Company at $15.00 per share, while the remaining $1,802,000 of the convertible subordinated notes can be converted at the option of the holder into common stock of the Company at $9.30 per share. There are no principal payments due prior to May 1, 2027.

The Related Party Notes are subordinate to outstanding debt pursuant to the Current Credit Facility.

On November 9, 2026, in connection with the extension of the Current Credit Facility, the Company and the holders of the Related Party Notes agreed to extend the maturity date of the Notes to May 1, 2027. In consideration of the agreement of the holders of the Related Party Notes to the extension, the Company agreed that if the contemplated merger with Tenax Aerospace Acquisition, LLC does not occur on or prior to November 30, 2026, the principal amount of each Related Party Note would be increased by 2%; effective December 1, 2026, the interest rate would be reset at the greater of (x) 12.5% and (y) the Secured Overnight Financing Rate (“SOFR”) plus 8.5%, and if the Company were to default in the payment of any principal or interest payable, the interest rate would increase to the greater of (x) 24% and (y) the SOFR plus 15%. The parties agreed that the conversion prices of the Related Pary Notes would not be changed.

Note 6. STOCKHOLDERS’ EQUITY

Common Stock – Issuance of Securities

The Company issued 5,523 and 4,064 shares of common stock in payment of director fees totaling $14,000 and $14,000 for the three months ended September 30, 2026 and 2025, respectively, and 14,607 and 26,199 shares totaling $42,000 and $92,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Note 7. STOCK OPTIONS AND RESTRICTED STOCK UNITS

Stock-Based Compensation

Stock Options

In September 2025, the shareholders of the Company approved the amendment to the 2022 Equity Incentive Plan (“2022 Plan”) to increase the number of shares authorized to be used under the plan by 250,000 shares, from 650,000 shares to 900,000 shares.

The Company recorded stock-based compensation expense for certain employees and members of the Company’s Board of Directors of $0 for the three months ended September 30, 2026 and 2025, respectively, and $35,000 and $22,000 for the nine months ended September 30, 2026 and 2025, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses.

A summary of the status of the Company’s stock options as of September 30, 2026 and December 31, 2025, and changes during the periods then ended are presented below:

		Wtd. Avg.
		Exercise
	Options	Price
Balance, January 1, 2025	417,003	$7.00
Granted during the period	60,000	3.00
Exercised during the period		-
Terminated/Expired during the period	(51,300)	10.57
Balance, December 31, 2025	425,703	$6.01
Granted during the period	-	-
Exercised during the period	-	-
Terminated/Expired during the period	(143,250)	7.45
Balance, September 30, 2026	282,453	$4.79

Exercisable at September 30, 2026	263,953	$4.79

The following table summarizes information about outstanding stock options at September 30, 2026:

Range of Exercise Price	Number Outstanding	Wtd.Avg, Life	Wtd. Avg. Exercise Price
$3.00 - $23.80	282,453	2.5 Years	$4.79

The following table summarizes information about outstanding stock options at December 31, 2025:

Range of Exercise Price	Number Outstanding	Wtd.Avg, Life	Wtd. Avg. Exercise Price
$3.00 - $23.80	425,703	2.5 Years	$6.01

As of September 30, 2026, there was $0 of unrecognized compensation cost related to non-vested stock option awards.

The aggregate intrinsic value at September 30, 2026 based on the Company’s closing stock price of $2.55 was $0. The aggregate intrinsic value at December 31, 2025 based on the Company’s closing stock price of $4.07 was approximately $121,000. The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise prices of the underlying options.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2026 and 2025, the Company granted 243,172 and 0 RSUs to certain employees and directors. These RSUs vested immediately.

A summary of the status of the Company’s RSUs as of September 30, 2026 is presented below.

	Number of Units	Wtd. Avg. Grant Date Fair Value per Unit
Unvested units as of January 1, 2025	282,628	$6.06
Granted during the period	3,000	-
Vested during the period	(95,210)	6.06
Forfeited during the period	(2,000)	-
Unvested Units as of December 31, 2025	188,418	$6.06
Granted during the period	243,172	$3.19
Vested during the period	(231,013)	3.19
Settled	(106,369)	5.73
Forfeited during the period	(34,122)	6.06
Unvested Units as of September 30, 2026	60,086	$6.06
Vested as of September 30, 2026	231,013	$3.19

The Company recorded stock-based compensation expense of $36,000 and $152,000 for the three months ended September 30, 2026 and 2025, respectively, and $870,000 and $722,000 for the nine months ended September 30, 2026 and 2025, respectively, in its condensed consolidated statements of operations, and such amounts were included as a component of operating expenses. Stock-based compensation expense for the nine months ended September 30, 2026 reflects a $125,000 reversal of compensation expense related to a forfeited award.

The fair value of the RSUs which were granted in 2024 and vested and settled during the nine months ended September 30, 2026 was $571,000. The fair value of the RSUs which were granted, settled and vested during the nine months ended September 30, 2026 was $39,000. Additionally, the fair value of the RSUs which were granted and vested during the nine months ended September 30, 2026 was $737,000. All of the RSUs vested were net settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The total shares withheld were 41,249 and were valued on their vesting date as determined by the Company’s closing stock price. Payments to taxing authorities for tax obligations totaled $131,000.

As of September 30, 2026, there was $72,000 of unrecognized compensation cost related to non-vested RSUs, which is to be recognized over the remaining weighted average vesting period of 0.5 years.

Note 8. COMMITMENTS AND CONTINGENCIES

On October 2, 2018, Contract Pharmacal Corp. (“Contract Pharmacal”) commenced an action, relating to a Sublease entered into between Air (the Company) and Contract Pharmacal in May 2018.  This sublease involved property that had been occupied by the Company’s subsidiary WMI, the property address was 110 Plant Avenue, Hauppauge, New York.  In the action, Contract Pharmacal sought damages for an amount in excess of $1,000,000 for the Company’s alleged violation of the terms of the subject sublease, this alleged violation specifically involved the failure to make the entire premises available by what Contract Pharmacal claims was the Sublease commencement date. The validity of the action is extremely suspect in that the subject sublease had no specific commencement date and Contract Pharmacal ultimately received all the space covered by the sublease. Court ordered discovery was conducted and following same Contract Pharmacal moved for summary judgment and to amend its complaint to add a new cause of action.  The Company opposed that motion.  On July 8, 2021, the Court denied Contract Pharmacal’s motion for summary judgment and to add an additional cause of action. In the Order, the Court granted Contract Pharmacal’s Motions to drop its claim for specific performance and to amend its Complaint to reduce its claim for damages to $700,000, both of which benefit the Company. Following the Court’s decision, Contract Pharmacal filed a Motion to reargue its original motion which the Company opposed. The Court denied that motion on November 30, 2021. Then on March 10, 2022, Contract Pharmacal filed an appeal of the Court’s decision with the Appellate Division of the State of New York. The Company opposed that appeal. The Company was again successful as the Appellate Division upheld the lower court’s denial of Contract Pharmacal’s motion for summary judgment and its motion to amend its Complaint. Contract Pharmacal has now submitted a motion to the Appellate Division requesting leave to reargue the court’s denial of its original appeal. The Company did oppose that motion. The Appellate Division has yet to act in respect to Contract Pharmacal’s most recent motion to reargue the Court’s denial of the original appeal. The Company continues to dispute the validity of the claims asserted by Contract Pharmacal and intends to contest them vigorously. Even though no decision has ever been rendered by the Appellate Division, the trial court attempted to move the case forward by conducting numerous settlement conferences.  Due to the unreasonable nature of Contract Pharmacal’s demands in light of the strength of their case no settlement occurred.   As a result, the court ordered the matter to proceed.  Since that last court appearance in January of 2026 the action has stalled.  This stall is the direct result of Contract Pharmacal’s refusal to appear for depositions as ordered by the court.

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

Note 9. INCOME TAXES

The Company recorded $0 and $0 for income tax expense for the three months ended September 30, 2026 and 2025 respectively, and $18,000 and $0 for the nine months ended September 30, 2026 and 2025, respectively. The amount paid in 2026 is related to state taxes in a specific jurisdiction. In 2025, the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2026, and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The A&R Merger Agreement requires the Company to amend its articles of incorporation (the “AIR Charter Amendment”) to increase the number of authorized shares of the Company’s common stock from 20 million to 200 million. Subsequent to the effectiveness of the AIR Charter Amendment, the Company shall cause a certificate of change to be filed with the Secretary of State of the State of Nevada effecting a reverse stock split of the issued and outstanding shares of the Company’s common stock at a ratio of one post-split share of the Company’s common stock for every five pre-split shares of the Company’s common stock while simultaneously reducing the number of authorized shares of the Company’s common stock under the Company’s articles of incorporation (after giving effect to the AIR Charter Amendment) by a corresponding factor, with any fractional share of the Company’s common stock otherwise resulting from the split rounded up to the nearest whole share (the “1 for 5 Reverse Stock Split”). Unless the parties agree otherwise, the number of authorized shares of the Company’s common stock immediately after the closing will be 40,000,000. On November 3, 2026, the Company’s Board of Directors approved the 1 for 5 Reverse Stock Split. Subject to stockholder approval of the AIR Charter Amendment at the special meeting of stockholders to be held on November 18, 2026 and the effectiveness of the AIR Charter Amendment, the 1 for 5 Reverse Stock Split is expected to become effective on November 20, 2026.

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

The A&R Merger Agreement further requires that, promptly following the date of the A&R Merger Agreement, the Company file with the SEC a Registration Statement on Form S-4, which will register the shares of the Company’s common stock to be issued to the Tenax Members pursuant to the A&R Merger Agreement, and will include a proxy statement/prospectus relating to the Merger, and the matters to be voted on by the Company stockholders. Each of the Company and Tenax shall use its reasonable best efforts to cause the Registration Statement to become effective under the Securities Act as promptly as practicable and to keep the Registration Statement effective for so long as necessary to consummate the Merger. Such Registration Statement was filed on July 22, 2026, with subsequent amendments on October 2, 2026 and October 22, 2026. The registration statement became effective on November 4, 2026.

On July 31, 2026, the Company, Merger Sub and Tenax entered into an amendment to the A&R Merger Agreement which extended the Outside Date (as defined in the A&R Merger Agreement) to close the transaction from September 30, 2026 to November 30, 2026.

On November 7, 2026, the Company received a letter from Tenax stating that the entry by the Company into the amendments to the Current Credit Facility and the Related Party Notes described in Note 5 without Tenax’s prior written consent would constitute a breach of the A&R Merger Agreement. In the letter, Tenax stated that it does not consent to the amendment of the Related Party Notes, that its review of the amendment to the Current Credit Facility is ongoing and that it has not provided its consent thereto, and that it reserves all of its rights under the A&R Merger Agreement.

The Company denies the claims made by Tenax and notes that the fee paid in connection with the amendment to the Current Credit Facility is not material and is within the ordinary course of business and that it would have been a breach of the duties of the Company’s directors and officers to allow the Current Credit Facility to expire in the event that the contemplated merger with Tenax was not consummated prior to the November 30, 2026, maturity date. The Company further notes that the holders of the Related Party Notes will not receive any consideration for their agreement to extend the maturity date of their notes if the contemplated merger closes by November 30, 2026, at which time these notes will be repaid.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report and our 2025 Form 10-K and the Registration Statement on Form S-4 filed with the SEC on July 22, 2026, and Amendments to Form S-4 filed with the SEC on October 2, 2026 and October 22, 2026 that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

For the past several years, despite facing significant financial and operational challenges, we have strategically invested substantial amounts in new capital equipment, tooling, and processes to bolster our competitive position. Additionally, we expanded our sales and marketing efforts, with a sharp focus on expanding relationships with existing customers and cultivating new ones. Looking ahead to the remainder of 2026, we are focused on securing new contract awards and improving operations and profitability.

As of September 30, 2026, we have total unfilled contract values amounting to $280.7 million (including our $141.4 million in backlog and all potential orders against LTA agreements previously awarded to us).

Recent Developments

Extension of Maturity of Indebtedness

On November 9, 2026, we entered into the Thirteenth Amendment to the Current Credit Facility which extended the maturity date of the Current Credit Facility to April 30, 2027. Concurrently, we entered into an amendment to the Related Party Notes which extended the maturity of the Notes to May 1, 2027.

Merger Agreement

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

Pursuant to the A&R Merger Agreement, the number of shares of common stock we will issue has been fixed at 126,900,000 shares (25,380,000 shares after giving effect to a 1 for 5 Reverse Stock Split described herein) (the “Merger Consideration”) for the Tenax Members in connection with the Merger. A portion of the Merger Consideration allocated in respect of membership interests of Tenax underlying certain Tenax warrants that remain unexercised as of the closing, if any, will be reserved by us for future issuance upon the exercise of such warrants. The A&R Merger Agreement further provides that the Debt Adjusted AIR Share Price (as defined in the A&R Merger Agreement) shall be $3.05 ($15.25 after giving effect to a 1 for 5 Reverse Stock Split described herein). Each of the Merger Consideration and the Debt Adjusted AIR Share Price is subject to appropriate and equitable adjustment in the event of any subdivision, stock dividend or stock split, combination, recapitalization, exchange or reclassification of our common stock prior to the closing, including the 1 for 5 Reverse Stock Split described herein. On November 3, 2026, our Board of Directors approved the 1 for 5 Reverse Stock Split to become effective on November 20, 2026.

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

The A&R Merger Agreement further requires that, promptly following the date of the A&R Merger Agreement, we file with the SEC a Registration Statement on Form S-4, which will register the shares of our common stock to be issued to the Tenax Members pursuant to the A&R Merger Agreement, and will include a proxy statement/prospectus relating to the Merger, and the matters to be voted on by our stockholders. We and Tenax have agreed to use reasonable best efforts to cause the Registration Statement to become effective under the Securities Act as promptly as practicable and to keep the Registration Statement effective for so long as necessary to consummate the Merger. Such Registration Statement was filed on July 22, 2026, with subsequent amendments on October 2, 2026 and October 22, 2026. The registration statement became effective on November 4, 2026.

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

For a more complete description of the A&R Merger Agreement as amended by the Amendment, transactions to be consummated, actions to be taken and agreements entered into or to be entered into in connection therewith, reference is made to the Current Reports on Form 8-K filed July 9, 2026, and August 3, 2026 and the full text of the A&R Merger Agreement, the Amendment and the documents that are exhibits thereto.

On November 7, 2026, we received a letter from Tenax stating that the entry by the Company into the amendments to the Current Credit Facility and the Related Party Notes described below without Tenax’s prior written consent would constitute a breach of the A&R Merger Agreement. In the letter, Tenax stated that it does not consent to the amendment of the Related Party Notes, that its review of the amendment to the Current Credit Facility is ongoing and that it has not provided its consent thereto, and that it reserves all of its rights under the A&R Merger Agreement.

We deny the claims made by Tenax and note that the fee paid in connection with the amendment to the Current Credit Facility is not material and is within the ordinary course of business and that it would have been a breach of the duties of our directors and officers to allow the Current Credit Facility to expire in the event that the contemplated merger with Tenax was not consummated prior to the November 30, 2026, maturity date. We further note that the holders of the Related Party Notes will not receive any consideration for their agreement to extend the maturity date of their notes if the contemplated merger closes by November 30, 2026, at which time these notes will be repaid.

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

RESULTS OF OPERATIONS

Selected Financial Information:

	Three Months Ending September 30, 2026	2026 Percentage of Net Sales	Three Months Ending September 30, 2025	2025 Percentage of Net Sales	Change 2026 vs 2025	Percent Change 2026 vs 2025

Net sales	$14,551,000	100.0%	$10,309,000	100.0%	$4,242,000	41.15%
Cost of sales	10,846,000	74.5%	8,014,000	77.7%	2,832,000	35.34%
Gross profit	3,705,000	25.5%	2,295,000	22.3%	1,410,000	61.44%
Operating expenses	2,406,000	16.5%	1,979,000	19.2%	427,000	21.58%
Interest expense	486,000	3.3%	466,000	4.5%	20,000	4.29%
Other income, net	133,000	0.9%	106,000	1.0%	27,000	25.47%
Provision for income taxes	-	0.0%	-	0.0%	-	-
Net income (loss)	$946,000	6.5%	$(44,000)	-0.4%	$990,000	2250.00%

	Nine Months Ending September 30, 2026	2026 Percentage of Net Sales	Nine Months Ending September 30, 2025	2025 Percentage of Net Sales	Change 2026 vs 2025	Percent Change 2026 vs 2025

Net sales	$38,152,000	100.0%	$35,111,000	100.0%	$3,041,000	8.66%
Cost of sales	29,362,000	77.0%	28,754,000	81.9%	608,000	2.11%
Gross profit	8,790,000	23.0%	6,357,000	18.1%	2,433,000	38.27%
Operating expenses	8,422,000	22.1%	6,779,000	19.3%	1,643,000	24.24%
Interest expense	1,482,000	3.9%	1,354,000	3.9%	128,000	9.45%
Other income, net	212,000	0.6%	322,000	0.9%	(110,000)	-34.16%
Provision for income taxes	18,000	0.0%	-	0.0%	18,000	-
Net loss	$(920,000)	-2.4%	$(1,454,000)	-4.1%	$534,000	36.73%

Balance Sheet Data:

	September 30, 2026	December 31, 2025	Change	Percent Change

Cash	$702,000	$680,000	$22,000	3.24%
Working capital	$7,027,000	$5,238,000	$1,789,000	34.15%
Total assets	$58,159,000	$58,329,000	$(170,000)	-0.29%
Total stockholders' equity	$19,098,000	$19,201,000	$(103,000)	-0.54%

Results of Operations for the three months ended September 30, 2026

Net Sales: Net sales for the three months ended September 30, 2026 were $14,551,000, an increase of $4,242,000, or 41.1%, compared with $10,309,000 that we achieved in the three months ended September 30, 2025. The period-over-period increase in net sales was primarily due to overall changes in the mix of products delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales for the three months ended September 30, 2026 and 2025 are shown below:

	Percentage of Net Sales
Customer	2026	2025
RTX (a)	29.3%	38.2%
Transaero	22.5%	-
Lockheed Martin	14.6%	30.2%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the three months ended September 30, 2026 and 2025 are shown below:

	Percentage of Net Sales
Platform or Program	2026	2025
UH-60 Black Hawk Helicopter	30.9%	20.9%
Geared Turbo Fan Engine	26.5%	33.4%
CH-53 Helicopter	9.5%	10.5%
F-35 Lightning II	5.2%	5.9%
E-2D Hawkeye	3.2%	4.1%
F-18 Hornet	0.0%	1.0%
All other platforms	24.7%	24.2%
Total	100.0%	100.0%

Period-to-period changes in customer mix and related platforms and programs are largely attributable to customer requirements, availability of parts, production capacity and timing.

Gross Profit: Gross profit for the three months ended September 30, 2026, was $3,705,000 as compared to $2,295,000 for the three months ended September 30, 2025. Our gross profit percentage for the three months ended September 30, 2026 increased to 25.5% from 22.3% for the three months ended September 30, 2025. The increase in margin was attributed to changes in the sales across our major platforms, shifts in product mix, and overall operating efficiencies.

Operating Expenses: Operating expenses were $2,406,000, for the three months ended September 30, 2026, an increase of $427,000, from $1,979,000 for the three months ended September 30, 2025. As a percentage of consolidated net sales, operating expenses decreased to 16.5%, compared to the 19.2% achieved during the three months ended September 30, 2025. The dollar increase was primarily driven by professional expenses associated with our pending merger, as well as costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses, offset by decreases in stock-based compensation costs. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense was $486,000 during the three months ended September 30, 2026, an increase of $20,000 or 4.3% from $466,000 during the three months ended September 30, 2025. The increase is primarily attributable to higher borrowing levels during a portion of the period partially offset by a decrease in the average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.18% in 2026 as compared to 6.81% in 2025.

Net Income (Loss): Net income for the three months ended September 30, 2026 was $946,000, compared to a net loss of $44,000 for the three months ended September 30, 2025, for the reasons discussed above.

Results of Operations for the nine months ended September 30, 2026

Net Sales: Net sales for the nine months ended September 30, 2026 were $38,152,000, an increase of $3,041,000, or 8.7%, compared with $35,111,000 that we achieved in the nine months ended September 30, 2025. The period-over-period increase in net sales was primarily due to overall changes in the mix of products delivered in response to customer orders.

The composition of customers that exceeded 10% of our net sales for the nine months ended September 30, 2026 and 2025 are shown below:

	Percentage of Net Sales
Customer	2026	2025
RTX (a)	27.8%	37.1%
Lockheed Martin	24.9%	32.5%

(a)	RTX includes Collins Landing Systems and Collins Aerostructures

The composition of our net sales by platform or program profiles for the nine months ended September 30, 2026 and 2025 are shown below:

	Percentage of Net Sales
Platform or Program	2026	2025
UH-60 Black Hawk Helicopter	29.9%	20.9%
Geared Turbo Fan Engine	24.3%	31.7%
CH-53 Helicopter	8.6%	12.6%
E-2D Hawkeye	7.0%	8.5%
F-35 Lightning II	6.5%	4.8%
F-18 Hornet	0.8%	1.4%
All other platforms	22.9%	20.1%
Total	100.0%	100.0%

Gross Profit: Gross profit for the nine months ended September 30, 2026, was $8,790,000 as compared to $6,357,000 for the nine months ended September 30, 2025. Our gross profit percentage for the nine months ended September 30, 2026 increased to 23.0% from 18.1% for the nine months ended September 30, 2025. The increase in margin was attributed to changes in the sales across our major platforms, shifts in product mix and overall operating efficiencies.

Operating Expenses: Operating expenses were $8,422,000, for the nine months ended September 30, 2026, an increase of $1,643,000, from $6,779,000 for the nine months ended September 30, 2025. As a percentage of consolidated net sales, operating expenses increased to 22.1%, compared to 19.3% incurred during the nine months ended September 30, 2025. The dollar increase was primarily driven by professional expenses associated with our pending merger and increases in stock compensation expense, and costs associated with the continued improvement of our information technology system and hardening our cyber-security defenses. We continue to look for ways to reduce our costs and improve our operating performance and financial results.

Interest Expense: Interest expense was $1,482,000 during the nine months ended September 30, 2026, an increase of $128,000 or 9.5% from $1,354,000 during the nine months ended September 30, 2025. The increase is primarily attributable to higher borrowing levels during a portion of the period partially offset by a reduction in the average interest rate on outstanding debt pursuant to our Current Credit Facility which decreased to 6.11% in 2026 as compared to 6.81% in 2025.

Net Loss: Net Loss for the nine months ended September 30, 2026 was $920,000, compared to a net loss of $1,454,000 for the nine months ended September 30, 2025, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we have debt service requirements related to:

1)	Outstanding indebtedness under our Current Credit Facility of $23,826,000 (consisting of a Revolving Loan of $18,757,000 and a Term Loan of $5,069,000). This debt matures on April 30, 2027, and we are required to make monthly payments on the Term Loan of approximately $87,000 until the loan matures.

2)	Related Party Notes of approximately $4,871,000, maturing on May 1, 2027.

3)	Various equipment leases and contractual obligations related to our business, including advances under our Solar Facility for the installation of solar energy systems including the replacement of the existing roof at our Sterling Facility.

Under the terms of the Current Credit Facility, as amended, we are required to meet a prescribed Fixed Charge Coverage Ratio (as defined) that is determined at the end of each fiscal quarter on a rolling twelve-month basis. This ratio is a financial metric that we use to measure our ability to cover fixed charges such as interest and lease expenses as divided by EBITDA (as defined in the Current Credit Facility) which represents net income (loss) before interest, taxes, depreciation and amortization. As of September 30, 2026, the Company is required to meet a Fixed Charge Coverage Ratio on a rolling twelve-month basis of 1.10x. As of September 30, 2026, we were in compliance with this ratio having attained a ratio of 1.30x. Additionally, we are in compliance with all other required business and financial covenants in the Current Credit Facility.

The Current Credit Facility and Related Party Notes are due on April 30, 2027 and May 1, 2027, respectively and are classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2026. As a result of the due dates of this debt, there is substantial doubt about our ability to continue as a going concern for the twelve months following the date of filing of these consolidated financial statements. Webster Bank has advised us that it does not want to renew our Current Credit Facility for a period of one or more years. Nevertheless, it has agreed to multiple short term extensions of the Current Credit Facility, most recently until April 30, 2027. In addition to discussions with our lenders, we are seeking to merge with Tenax pursuant to the terms of the A&R Merger Agreement, as amended.

On November 9, 2026, in connection with the extension of the Current Credit Facility, we and the holders of the Related Party Notes agreed to extend the maturity date of the Notes to May 1, 2027. In consideration of the agreement of the holders of the Related Party Notes to the extension, we agreed that if the contemplated Merger with Tenax does not occur on or prior to November 30, 2026, the principal amount of each Related Party Note would be increased by 2%; effective December 1, 2026, the interest rate would be reset at the greater of (x) 12.5% and (y) the Secured Overnight Financing Rate (“SOFR”) plus 8.5%, and if we were to default in the payment of any principal or interest payable, the interest rate would increase to the greater of (x) 24% and (y) the SOFR plus 15%. The parties agreed that the conversion prices of the convertible Related Party Notes would not be changed.

Pursuant to the Current Credit Facility we are required to maintain a collection account with our lender into which substantially all cash receipts are remitted. Should our lender choose to increase the rate of interest or refuse to make loans under the revolving portion of the Current Credit Facility and keep the funds remitted to the collection account, it would adversely impact our operating results. If the lender were to cease making new loans under the revolving facility, we would lack the funds to continue operations. The Current Credit Facility expiration date and the rights granted to the lender, combined with the reasonable possibility that we might fail to meet covenants in the future, raise substantial doubt about our ability to continue as a going concern for the one year commencing as of the date of filing this report. To date, the lender has chosen not to exercise any of its remedies, though we have agreed to place $3,930,000 of ATM proceeds in an interest-bearing account with the lender to serve as additional security for our obligations under the Current Credit Facility and agreed to pay $50,000 for its most recent agreement to extend the maturity date to April 30, 2027. It is likely that the lender under our Current Credit Facility and the holders of our Related Party Notes will require additional fees for their respective agreement to extend the maturity date of the Current Credit Facility beyond April 30, 2027 and the Related Party Notes beyond May 1, 2027.

To support current operations and strategic initiatives, beginning in December 2024 we raised capital through public market sales of our common stock and believe we can continue to access equity markets in future periods, though there is no assurance as to our ability to do so or as to the price and terms under which we could issue equity securities. During the year ended December 31, 2025, we sold 1,213,593 shares of common stock in the public market and generated gross proceeds of $4,869,000, of which approximately $3,930,000 is restricted for the benefit of the Current Credit Facility lender. Since initiating the sales in December 2024, we have sold a total of 1,330,444 shares for gross proceeds of $5,375,000. In light of ongoing negotiations with our lenders and in accordance with the A&R Merger Agreement with Tenax, we have temporarily paused all equity raising activity.

The following is a brief discussion of the recent amendments to the Current Credit Facility (all of which have been included as exhibits to reports filed with the SEC):

●	On January 30, 2025, we entered into an Eighth Amendment to provide for an additional Term Loan in the amount of $1,640,000 for the acquisition of equipment. The monthly principal installments on this additional Term Loan are $19,524. This amendment further revised our Financial Covenants. For the rolling twelve-month period ending March 31, 2025 and June 30, 2025, we were required to achieve a Fixed Charge Coverage Ratio of 1.05x. Beginning with the rolling twelve-month period ending September 30, 2025 and going forward the Company is required to achieve a Fixed Charge Coverage Ratio of 1.25x. All other covenants remain unchanged. In connection with these changes, we paid an amendment fee of $20,000.

●	On September 10, 2025, we entered into a Ninth Amendment where we agreed that $3,930,000 of the proceeds from our ATM Offering would be maintained in an interest-bearing account. The funds in this account serve as security for our obligations under the Current Credit Facility.

●	On December 15, 2025, we entered into a Tenth Amendment which waived the defaults caused by the failure to achieve the required fixed charge coverage ratio for the fiscal quarter ended September 30, 2025, and for exceeding the permitted amount of capital expenditures for the fiscal year ending December 31, 2025. The Tenth Amendment also amended the minimum Fixed Charge Coverage Ratio required for subsequent periods to 1.10x. Additionally, the maturity dates of the revolving credit and term loans were extended to March 31, 2026, and the capital expenditure covenant was amended. We paid an amendment fee of $40,000.

●	On February 26, 2026, we entered into an Eleventh Amendment which extended the maturity date of the revolving credit and term loans to September 30, 2026. We paid an amendment fee of $25,000 and agreed to pay an additional fee of $150,000 on the maturity date of the Current Credit Facility.

●	On August 18, 2026, we entered into a Twelfth Amendment which extended the maturity date of the revolving credit and term loans to November 30, 2026. We paid an amendment fee of $25,000.

●	On November 9, 2026, we entered into a Thirteenth Amendment which extended the maturity date of the revolving credit and term loans to April 30, 2027. We paid an amendment fee of $50,000 and agreed to pay an additional fee of $50,000 on the maturity date of the Current Credit Facility.

As of September 30, 2026, we have borrowing capacity of approximately $1,243,000 under the Revolving Loan.

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

Our material cash requirements are for debt service, funding working capital and capital expenditures. We have historically met these requirements with funds provided by a combination of cash generated from operating activities and cash generated from equity and debt financing transactions. Based on our current revenue visibility, strength of our backlog, and availability under our Current Credit Facility, we believe that we have sufficient liquidity to meet our day-to-day cash requirements for our operations. However, we must pay or refinance large portions of our indebtedness prior to April 30, 2027 and, even if the lender under our Current Credit Facility were to agree to additional extensions, the extensions are likely to be short term and require the payment of significant fees. Further, as a condition to any extension which might be agreed to by our current lender or a refinancing of our Current Credit Facility, our current lender or a new lender may require that the holders of our Related Party Notes extend or otherwise modify the subordination agreements they have given in favor of our current lender and the holders of the Related Party Notes may seek consideration for agreeing to do so.

We have engaged in discussions with Webster Bank and the holders of our Related Party Notes to explore potential extensions or refinancings of our obligations. Webster Bank has advised us that it will not extend our Current Credit Facility indefinitely and may require us to make significant payments in consideration of its agreement to extend the Current Credit Facility beyond April 30, 2027. Refinancing our indebtedness may require us to pay higher interest rates than we currently pay, agree to more restrictive business or financial covenants or involve the issuance of debt, equity and/or new securities convertible into or exercisable or exchangeable for our common stock to our lenders or to third parties to reduce the amount of our debt. Any failure to refinance our existing debt or obtain additional working capital when required would have a material adverse effect on our business and financial condition. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Cash Flow

The following table summarizes our net cash flow from operating, investing and financing activities for the periods indicated below (in thousands):

	Nine Months Ended
	September 30,
	2026	2025

Cash provided by (used in)
Operating activities	$783	$(754)
Investing activities	(771)	(2,818)
Financing activities	10	6,875
Net increase in cash	$22	$3,303

Cash Provided by Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $783,000, compared to net cash used in operations of $754,000 for the nine months ended September 30, 2025. The increase reflects the improvement year over year in our operating performance and was primarily attributable to a $1,529,000 net increase in customer deposits received on certain contracts and a lower increase in inventory compared with the prior-year period. Inventory increased $1,946,000, reflecting purchases of raw material and work-in-process inventory to support production requirements associated with our funded backlog and anticipated deliveries. The sources of cash were partially offset by a $1,007,000 decrease in accounts payable and accrued expenses due primarily to the timing of vendor payments, a $702,000 decrease in operating lease liabilities, and a $277,000 increase in accounts receivable.

For the nine months ended September 30, 2025, net cash used in operating activities of $754,000 was primarily attributable to a $5,616,000 increase in inventory and a $673,000 decrease in customer deposits, partially offset by a $2,135,000 decrease in accounts receivable resulting from customer collections and a $2,043,000 increase in accounts payable and accrued expenses resulting from the timing of vendor payments.

Operating cash flows can fluctuate from period to period due to customer billing and collection cycles, inventory purchases required to support production activity, customer advance payments and the timing of vendor payments. During the nine months ended September 30, 2026, the Company experienced increasing inventory levels as it invests in raw materials and work-in-process inventory to support production requirements associated with its funded backlog. Management expects inventory levels and related working capital requirements to remain elevated as backlog is executed and production activity increases. Customer deposits have also become a significant source of working capital; however, the timing and amount of future deposits may vary based on contract awards and production schedules. In addition, the Company’s liquidity is affected by the April 30, 2027 maturity of its credit facility and the May 1, 2027 maturity of its subordinated notes. The Company is pursuing extensions and refinancing alternatives to address these obligations.

Cash Used in Investing Activities

During the nine months ended September 30, 2026, we continued to make investments to enhance our competitiveness and market position. Cash used in investing activities of $771,000 and $2,818,000, during the nine months ended September 30, 2026 and 2025, respectively, was for new machinery and equipment, net of proceeds of $200,000 in 2025 for the sale of equipment.

The investments made in 2026 and 2025 increased our production efficiency and speed, while maintaining closer tolerances. We intend to limit capital expenditures until such time as our debt situation is resolved.

Cash Provided by Financing Activities

For the nine months ended September 30, 2026, cash provided by financing activities was $10,000. During this period, we increased borrowings under our Current Credit Facility by $353,000 (consisting of a net increase in Revolving Loan borrowings of $1,139,000 and a net decrease of $786,000 against the Term Loan). Additionally, we made payments of $179,000 pursuant to finance lease obligations, $28,000 on our Solar Credit Facility, $5,000 on a loan payable and $131,000 for taxes related to the net share settlement of equity awards.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Acting Chief Executive Officer (“CEO”) and Vice President of Finance, who is our principal financial and accounting officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and PFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

As reported in our 2025 Form 10-K, in connection with their review of our internal controls as of and for the year ended December 31, 2025, our management identified a material weakness in our internal controls over financial reporting related to our IT systems which has yet to be remediated. During fiscal 2025, we implemented new controls and procedures designed to remediate this weakness but additional enhancements and more formalized documentation are still required. Tests of such controls and procedures are ongoing and the material weakness noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. As such, we consider this material weakness to not be remediated as of September 30, 2026. Based on this evaluation and as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2026. For more information, see Item 9A. Controls and Procedures, included in our Annual Report on Form 10-K.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Investors are encouraged to consider the risks described in our Registration Statement on Form S-4 filed with the SEC on July 22, 2026 and Amendments to the Form S-4 filed on October 2, 2026 and on October 22, 2026 and our 2025 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Air Industries Group, Tenax Aerospace Acquisition, LLC and Transitory Air Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 17, 2026).

2.2	Amendment to Agreement and Plan of Merger, dated as of June 8, 2026, among Tenax Aerospace Acquisition, LLC, the Company and Transitory Air Sub LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2026).

2.3	Amended and Restated Agreement and Plan of Merger, dated as of July 2, 2026, among Tenax Aerospace Acquisition, LLC, the Company and Transitory Air Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 9, 2026).

2.4	Amendment to Amended and Restated Agreement and Plan of Merger dated as of July 31, 2026, among Tenax Aerospace Acquisition, LLC, the Company and Transitory Air Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 3, 2026).

10.1	Eleventh Amendment to Loan and Security Agreement with Webster Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).

10.2	Twelfth Amendment to Loan and Security Agreement with Webster Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2026).

10.3	Thirteenth Amendment to Loan and Security Agreement with Webster Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2026).

10.4	Related Party Notes Extension with Michael Taglich (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 10, 2026).

10.5	Related Party Notes Extension with Robert Taglich (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 10, 2026).

10.6*	Agreement of Modification of Lease dated October 29, 2026.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

XBRL Presentation

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2026

AIR INDUSTRIES GROUP

By:	/s/ Brian Drisgula
Brian Drisgula Vice President of Finance (principal financial and accounting officer)